Form 10-Q
period 1996-06-30
RELIANCE STEEL & ALUMINUM CO
filed 1996-08-08
CIK 861884

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

 [X]                    QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to.......................


Commission file number:  001-13122


                         RELIANCE STEEL & ALUMINUM CO.
             (Exact name of registrant as specified in its charter)



          California                                   95-1142616
- ----------------------------------                 ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                             2550 East 25th Street
                         Los Angeles, California  90058
                                 (213) 582-2272
        ---------------------------------------------------------------
         (Address of principal executive offices and telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]   No  [ ] .

          As of July 31, 1996, 10,314,212 shares of the registrant's common stock, no par value, were outstanding.

                                     INDEX


PART I -- FINANCIAL INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
         Consolidated Statements of Income (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
         Consolidated Statements of Cash Flows (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
         Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


PART II -- OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                        PART I -- FINANCIAL INFORMATION
                         RELIANCE STEEL & ALUMINUM CO.
                          Consolidated Balance Sheets
                      (In thousands except share amounts)

                                                                      JUNE 30                 DECEMBER 31
                                                                       1996                      1995
                                                                  -------------------------------------------
                                                                     (unaudited)                (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                        $     6,197              $    18,012
  Accounts receivable, less allowance for doubtful
    accounts of $3,182 at June 1996 and $3,253 at
    December 1995                                                       73,506                   68,874
  Inventories                                                           76,569                   71,976
  Prepaid expenses and other assets                                      4,257                    5,550
  Deferred income taxes                                                  1,163                    2,525
                                                                  -------------------------------------------
Total current assets                                                   161,692                  166,937
Property, plant and equipment, at cost:
  Land                                                                  16,683                   14,873
  Buildings                                                             49,161                   36,688
  Machinery and equipment                                               71,703                   67,802
  Allowances for depreciation                                          (53,262)                 (53,077)
                                                                  -------------------------------------------
                                                                        84,285                   66,286
Investment in 50%-owned company                                         27,875                   25,561
Purchase price in excess of cost                                        10,880                    1,689
                                                                  -------------------------------------------
Total assets                                                          $284,732                 $260,473
                                                                  ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $   52,384               $   52,878
  Wages and related accruals                                             3,641                    5,292
  Income taxes payable                                                     905                    5,136
  Current maturities of long-term debt                                   2,900                    2,900
                                                                  -------------------------------------------
Total current liabilities                                               59,830                   66,206
Long-term debt (Note 3)                                                 45,950                   30,350
Shareholders' equity (Note 2):
  Preferred stock, no par value:
    Authorized shares - 5,000,000
    None issued or outstanding                                             ---                      ---
  Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 10,314,212 at June 1996 and
      10,272,307 at December 1995, stated capital                       61,001                   60,344
  Retained earnings                                                    117,951                  103,573
                                                                  -------------------------------------------
Total shareholders' equity                                             178,952                  163,917
                                                                  -------------------------------------------
Total liabilities and shareholders' equity                            $284,732                 $260,473
                                                                  ===========================================

See Notes to Consolidated Financial Statements.

NOTE: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         RELIANCE STEEL & ALUMINUM CO.

                 Consolidated Statements of Income (Unaudited)
               (In thousands except share and per share amounts)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30
                                                                       1996                       1995
                                                                  -------------------------------------------
Net sales                                                           $164,628                  $140,753
Other income                                                           1,366                       569
                                                                  -------------------------------------------
                                                                     165,994                   141,322

Costs and expenses:
  Cost of sales                                                      125,506                   109,512
  Warehouse, delivery, selling, administrative
    and general                                                       25,612                    21,027
  Depreciation and amortization                                        2,109                     1,258
  Interest                                                               879                       217
                                                                  -------------------------------------------
                                                                     154,106                   132,014
Income before equity in earnings of 50%-owned company and joint
  ventures and income taxes                                           11,888                     9,308

Equity in earnings of 50%-owned company and joint ventures             1,265                       376
                                                                  -------------------------------------------

Income before income taxes                                            13,153                     9,684

Income taxes:
  Federal                                                              4,164                     3,162
  State                                                                1,223                       901
                                                                  -------------------------------------------
                                                                       5,387                     4,063
                                                                  -------------------------------------------

Net income                                                          $  7,766                $    5,621
                                                                  ===========================================

Earnings per share                                                  $    .74                $      .55
                                                                  ===========================================

Weighted average shares outstanding                               10,469,000                10,296,000
                                                                  ===========================================

                         RELIANCE STEEL & ALUMINUM CO.

                 Consolidated Statements of Income (Unaudited)
               (In thousands except share and per share amounts)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                       1996                       1995
                                                                  -------------------------------------------
Net sales                                                           $322,262                  $277,255
Other income                                                           3,414                     1,200
                                                                  -------------------------------------------
                                                                     325,676                   278,455

Costs and expenses:
  Cost of sales                                                      246,091                   215,210
  Warehouse, delivery, selling, administrative
    and general                                                       50,589                    42,037
  Depreciation and amortization                                        3,709                     2,489
  Interest                                                             1,308                       473
                                                                  -------------------------------------------
                                                                     301,697                   260,209
Income before equity in earnings of 50%-owned company and joint
  ventures and income taxes                                           23,979                    18,246

Equity in earnings of 50%-owned company and joint ventures             2,480                     1,028
                                                                  -------------------------------------------

Income before income taxes                                            26,459                    19,274

Income taxes:
  Federal                                                              8,388                     6,293
  State                                                                2,461                     1,793
                                                                  -------------------------------------------
                                                                      10,849                     8,086
                                                                  -------------------------------------------

Net income                                                          $ 15,610                  $ 11,188
                                                                  ===========================================

Earnings per share                                                  $   1.49                  $   1.07
                                                                  ===========================================

Weighted average shares outstanding                               10,454,000                10,458,000
                                                                  ===========================================

                         RELIANCE STEEL & ALUMINUM CO.

               Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                         1996                     1995
                                                                    ----------------------------------------
OPERATING ACTIVITIES
Net income                                                             $15,610                 $11,188
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        3,709                   2,489
    (Gain) loss on sales of machinery and equipment                        101                      (2)
     Net gain on sale of real estate                                    (1,519)                    ---
     Increase  in LIFO inventory reserve                                   ---                   5,287
    Equity in earnings of 50%-owned company and joint ventures          (2,480)                 (1,028)
    Changes in operating assets and liabilities:
      Accounts receivable                                                  101                 (10,507)
      Inventories                                                        9,725                 (11,481)
      Prepaid expenses and other assets                                  4,522                   1,228
      Income taxes                                                      (4,231)                    349
      Accounts payable and accrued
        expenses                                                        (4,367)                 12,155
                                                                    ----------------------------------------
Net cash provided by operating activities                               21,171                   9,678
                                                                    ----------------------------------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                             (10,693)                 (4,708)
Proceeds from sales of property and equipment                              106                      70
Acquisition of CCC Steel, Inc.                                         (24,974)                    ---
Dividends received from 50%-owned company                                  165                     ---
                                                                    ----------------------------------------
Net cash used in investing activities                                  (35,396)                 (4,638)
                                                                    ----------------------------------------

FINANCING ACTIVITIES
Proceeds from long-term debt                                            33,000                     ---
Payments on long-term debt                                             (30,018)                 (1,731)
Dividends paid                                                          (1,231)                 (1,042)
Issuance of common stock                                                   657                     312
Repurchase of common stock                                                 ---                  (7,628)
                                                                    ----------------------------------------
Net cash provided by (used in) financing activities                      2,408                 (10,089)
                                                                    ----------------------------------------

Decrease in cash                                                       (11,815)                 (5,049)
Cash and cash equivalents at beginning of period                        18,012                   8,343
                                                                    ----------------------------------------

Cash and cash equivalents at end of period                             $ 6,197                 $ 3,294
                                                                    ========================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Interest paid during the period                                        $ 1,080                 $   399
Income taxes paid during the period                                     14,730                   7,757

                         RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                 June 30, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. SHAREHOLDERS' EQUITY

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. In February 1995, the Board of Directors authorized the Company to purchase up
to an additional 500,000 shares.   As of June 30, 1996, the Company had
repurchased a total of 651,800 shares of its Common Stock under the Stock Repurchase Plan at an average cost per share of $12.18. No shares were repurchased by the Company during the six month period ended June 30, 1996.

In March 1996, 16,573 shares of Common Stock were issued to officers of the Company under the 1995 Key Man Incentive Plan.

In January 1996, non-qualified stock options to purchase 221,500 shares of the Company's Common Stock at $18.25 per share were granted at the fair market value at the date of grant under the Incentive and Non-Qualified Stock Option Plan. The options become exercisable on a cumulative basis at the rate of 25% per year, commencing one year from the date of grant and expire five years from the date of grant.

Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents attributable to stock options, which are not material, outstanding during each period. Common stock equivalents were calculated using the treasury stock method.

                         RELIANCE STEEL & ALUMINUM CO.

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                     June 30                     December 31
                                                                      1996                          1995
                                                                  ------------------------------------------
                                                                   (unaudited)                    (audited)
Revolving line of credit ($100,000 limit), due
    July 31, 1999, interest at variable rates, payable monthly     $42,000                        $25,000

Variable Rate Demand Industrial Development
     Revenue Bonds, Series 1989 A, due July 1, 2014
     with interest payable quarterly                                 3,650                          3,650

9% Senior Notes, due March 1, 1997, semiannual
   payments of $1,400, with interest payable quarterly               3,200                          4,600
                                                                   --------------------------------------------

                                                                    48,850                         33,250

Less current portion                                                (2,900)                        (2,900)
                                                                   -----------------------------------------

                                                                   $45,950                        $30,350
                                                                   =========================================

The Company's long-term loan agreements include certain restrictions on the amount of corporate borrowings, leasehold obligations, investments, cash dividends, capital expenditures, and acquisition of the Company's Common Stock, among other things. In addition, the agreements require the maintenance of certain financial ratios. In June 1996, the Company's borrowing limit under the revolving line of credit was increased from $65 million to $100 million, and the subsidiaries of the Company issued guaranties under the line of credit.

4. ACQUISITION

On April 3, 1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc. for approximately $25 million in cash. CCC Steel, Inc., was a privately-held, carbon steel service center, which has facilities in Los Angeles and Salt Lake City. The pre-tax income and assets of CCC Steel represented less than 10% of the pre-tax income and assets of the Company at the date of acquisition. This acquisition was funded by borrowings under the Company's revolving line of credit.

On January 9, 1996, the Company purchased certain assets of a metals service center in Albuquerque, New Mexico. These assets were combined with the Company's existing non-ferrous metal center operations in Albuquerque. This transaction had no material effect on the Company's results of operations or financial position.

                         RELIANCE STEEL & ALUMINUM CO.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the Company's metals service centers and Valex Corp. for the three month and six month periods ended June 30, 1996 and June 30, 1995 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                       Three Months Ended June 30,                 Six  Months Ended June 30,
                                 --------------------------------------         --------------------------------

                                         1996                1995                     1996            1995
                                 --------------------------------------         --------------------------------
                                             % of                % of                   % of             % of
                                      $     Net Sales     $     Net Sales         $     Net Sales    $  Net Sales
                                 --------------------------------------------------------------------------------
NET SALES:
     Metals service centers  . . $150,896    91.7%  $131,693     93.6%      $291,738    90.5%  $259,749    93.7%
     Valex Corp. . . . . . . . .   13,732     8.3      9,060      6.4         30,524     9.5     17,506     6.3
                                  -------------------------------------------------------------------------------
       Total sales . . . . . . .  164,628   100.0    140,753    100.0        322,262   100.0    277,255   100.0
GROSS PROFIT:
     Metals service centers  . .   34,128    20.7     28,426     20.2         64,208    19.9     55,933    20.2
     Valex Corp. . . . . . . . .    4,994     3.0      2,815      2.0         11,963     3.7      6,112     2.2
                                  -------------------------------------------------------------------------------
       Total gross profit  . . .   39,122    23.8     31,241     22.2         76,171    23.6     62,045    22.4
OPERATING EXPENSES:
     Metals service centers  . .   24,778    15.1     20,539     14.6         48,432    15.0     41,178    14.9
     Valex Corp. . . . . . . . .    2,943     1.8      1,745      1.2          5,866     1.8      3,348     1.2
                                  -------------------------------------------------------------------------------
       Total operating expense .   27,721    16.8     22,284     15.8         54,298    16.8     44,526    16.1

INCOME FROM OPERATIONS:
     Metals service centers. . .    9,350     5.7      7,887      5.6         15,776     4.9     14,755     5.3
     Valex Corp. . . . . . . . .    2,051     1.2      1,070       .8          6,097     1.9      2,764     1.0
                                  -------------------------------------------------------------------------------
       Total operating income. .  $11,401     6.9%   $ 8,957      6.4%      $ 21,873     6.8%  $ 17,519     6.3%
                                  ===============================================================================

FIFO INCOME FROM OPERATIONS  . .  $10,548     6.4%   $11,653      8.3%      $ 21,873     6.8%  $ 22,806     8.2%
                                  ===============================================================================

Inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of increasing prices, LIFO accounting will cause reported income to be lower than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. The table above and the discussions which follow present certain information as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method. Inventories for Valex Corp. have been stated on the FIFO method, which is not in excess of market.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales for the three month period ended June 30, 1996 increased $23,875, or 17.0%, compared to the same period of 1995. These amounts include net sales of Valex, which increased $4,672, or 51.6%, in the 1996 period, compared to the 1995 period. Valex's increase over the first quarter of 1995 is due to an increase in the construction activities of the semiconductor manufacturing industry. The increase in metals service centers' net sales of $19,203, or 14.6%, reflects an increase of 50.6% in tons sold which was offset by a decrease in the average sales price per ton of 23.8% for the three month period ended June 30, 1996 compared to the corresponding period of 1995. The tons increased and average selling prices decreased for the 1996 period due mainly to the change in product mix from the 1995 period. The change in product mix occurred primarily due to the inclusion in 1996 of the net sales of CCC Steel, Inc., acquired on April 3, 1996, and of the Los Angeles service center which Reliance received upon the dissolution of the Feralloy Reliance Company, L.P. ("FRLP") joint venture on September 30, 1995. These facilities sell a significant volume of carbon steel products, which generally have lower prices than other products sold by the Company, such as aluminum and stainless steel. Excluding the sales from CCC Steel and the Los Angeles service center results in a decrease in tons sold of 0.7% and a decrease in the average selling price per ton of 1.1% for the 1996 period compared to the 1995 period. The average selling price per ton has decreased in response to the softening of costs of certain metals, and changes in the product mix.

Total gross profit increased $7,881, or 25.2%, in the three month period ended June 30, 1996 compared to the corresponding period of 1995. Expressed as a percentage of sales, gross profit increased from 22.2% in 1995 to 23.8% in 1996. The increase was due primarily to the gross profit contributed by Valex. On a FIFO basis, gross profit for the metals service centers decreased to 22.1% of sales for the three month period ended June 30, 1996, from 23.6% for the corresponding period of 1995. This decrease was mainly due to the inclusion of the sales of CCC Steel and the Los Angeles service center, whose products generally have lower margins overall; and the change in pricing of aluminum and stainless steel products, which had a restricted supply in the 1995 period but not in the 1996 period, resulting in a more competitive sales market in 1996. However, the FIFO gross profit margin for the metals service centers, excluding CCC Steel, improved slightly in the second quarter of 1996 as compared to first quarter of 1996. The decrease in the LIFO reserve of $853 during the three month period ended June 30, 1996 was caused by a softening of the costs of the Company's raw materials during the 1996 period. Valex's gross profit of $4,994 for the 1996 period increased 77.4% from the same period in 1995. This increase was due to the increase in Valex sales volume experienced in 1996. Valex's gross profit was 36.4% of sales for the three month period ended June 30, 1996, compared to 31.1% for the same period in 1995. The increase in gross profit in 1996 as compared to 1995 was due primarily to increased sales and production efficiencies. Valex's gross profit percentage declined from 41.5% in the first quarter of 1996 due to a more competitive sales market in the second quarter of 1996 caused by a general slowdown in the semiconductor manufacturing industry.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $4,585, or 21.8%, in the three months ended June 30, 1996 compared to the corresponding period of 1995 and amounted to 15.6% and 14.9% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1996 period, which includes the sales and related expenses of CCC Steel and the Los Angeles facility received upon the dissolution of FRLP.

Interest expense increased by $662 due to an increase in the average debt outstanding during the three months ended June 30, 1996 as compared to the corresponding period of 1995. The increased debt outstanding related primarily to the borrowings for the acquisition of CCC Steel in April 1996, and borrowings made in the third quarter of 1995 to fund a portion of the acquisition of American Steel, L.L.C. and to pay off debt related to the Los Angeles operations received upon the dissolution of the FRLP joint venture.

Equity in earnings of a 50%-owned company and joint ventures increased $889 in the three months ended June 30, 1996, as compared to the same period in 1995. This increase is due to the acquisition of a 50% interest in American Steel in July 1995, and the dissolution of the FRLP joint venture in September 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $45,007, or 16.2%, compared to the first six months of 1995. These amounts include net sales of Valex, which increased $13,018, or 74.4%, due to the increased construction activities of the semiconductor manufacturing industry in 1996. The rate of increase in Valex's net sales declined from 98.8% in the first quarter of 1996 compared to 51.6% in the second quarer of 1996 as a result of a general slowing in construction activity in the second quarter of 1996, which is expected to last through the third quarter of 1996. The increase in metals service centers' net sales of $31,989, or 12.3%, reflects an increase of 34.6% in tons sold offset by a decrease in the average sales price per ton of 15.5% for the first six months of 1996 compared to the corresponding period of 1995. The tons increased and the average selling prices decreased for the 1996 period due mainly to the change in product mix from the first six months of 1995. The change in product mix occurred mainly due to the inclusion in 1996 of the net sales of CCC Steel, acquired by the Company in April 1996, and the net sales of the Los Angeles service center received upon the dissolution of the FRLP joint venture on September 30, 1995. These facilities sell a significant volume of carbon steel products, which generally have lower prices than other products sold by the Company, such as aluminum and stainless steel. If the sales of CCC Steel and the Los Angeles service center were excluded from the calculation, this would result in a decrease in tons sold of 0.8% and an increase in the average selling price per ton of 0.4% for the 1996 period compared to the 1995 period for the metals service centers.

Included in other income for the first six months of 1996 is a net gain of $1,519 realized on the sale of the property at the existing Bralco Metals
facility near Los Angeles.   Land was purchased in 1995 and construction is in
progress to relocate the Bralco Metals facility, which is expected to occur during the fourth quarter of 1996.

Total gross profit increased $14,126, or 22.8%, in the first six months of 1996 compared to the first six months of 1995. Expressed as a percentage of sales, gross profit increased from 22.4% in 1995 to 23.6% in 1996. The increase was primarily due to LIFO inventory accounting and the gross profit contributed by Valex. On a FIFO basis, gross profit for the metals service centers declined to 22.0% of sales for the first six months of 1996, compared to 23.6% for the first six months of 1995; however, the gross profit margin, excluding CCC Steel, improved slightly in the second quarter of 1996 as compared to the first quarter of 1996. The LIFO reserve remained constant during the first six months of 1996, due to a softening of the costs of the Company's raw materials during the second quarter of 1996. Valex's gross profit increased by $5,851, or 95.7%, during the first six months of 1996, as compared to the same period of 1995 and was 39.2% of sales for the first six months of 1996, compared to 34.9% for the same period in 1995. These increases were due to the increase in Valex sales volume experienced in 1996 and production efficiency gains realized from capital improvements.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $8,552, or 20.3%, in the first six months of 1996 compared to the corresponding period of 1995 and amounted to 15.7% and 15.2% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1996 period, which includes the sales and related expenses of CCC Steel and the Los Angeles facility received upon the dissolution of FRLP.

Interest expense increased by $835 due to an increase in the average debt outstanding during the first six months of 1996 as compared to the corresponding period of 1995. This increase was due primarily to borrowings made for the acquisition of CCC Steel in April 1996, and for borrowings made in the third quarter of 1995 to fund a portion of the acquisition of American Steel and to pay off debt related to the Los Angeles operations received upon the dissolution of the FRLP joint venture.

Equity in earnings of a 50%-owned company and joint ventures increased $1,452 in the first six months of 1996 as compared to the corresponding period of 1995, due to the acquisition of a 50% interest in American Steel in July 1995, and the dissolution of the FRLP joint venture in September 1995. The FRLP joint venture was not performing at desired levels for the Company's return on investment.

Earnings per share for the six month period ended June 30,1996 of $1.49 includes $.09 per share attributable to the sale of the Bralco Metals property.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At June 30, 1996, working capital amounted to $101,862 compared to $100,731 at December 31, 1995. The Company's capital requirements are primarily for working capital, acquisitions and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving credit facility. In June 1996, the Company's borrowing limit under the revolving line of credit was increased from $65,000 to $100,000, and the subsidiaries of the Company issued guaranties under the line of credit.

The increase in cash provided by operations of $11,493 during the six month period ended June 30, 1996 compared to the corresponding 1995 period was due primarily to reductions in inventory and accounts receivable, and an increase in net income.

In December 1994, the Company adopted a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares of its outstanding Common Stock. In February 1995, the Company authorized the purchase of up to an additional 500,000 shares. As of June 30, 1996, the Company had repurchased a total of 651,800 shares of its Common Stock, at an average purchase price of $12.18 per share, all of which are being treated as authorized but unissued shares. The Company did not repurchase any shares of its Common Stock during the six months ended June 30, 1996. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

Capital expenditures were $10,693 for the six months ended June 30, 1996.   The
Company purchased CCC Steel for approximately $25,000. The Company had no material commitments for capital expenditures as of June 30, 1996. The acquisition of CCC Steel in April 1996, including the repayment of certain of CCC Steel's debt, was funded by borrowings under the Company's revolving line of credit. The Company anticipates that funds generated from operations and funds available under its existing bank line of credit will be more than sufficient to meet its working capital needs in the foreseeable future.

SEASONALITY

The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, product and customer diversity, however, the Company's operations have not shown any material seasonal trends, although the months of November and December traditionally have been less profitable because of a reduced number of working days on which the Company is able to ship its products and seasonal closures for some of its customers. There can be no assurance that period-to- period fluctuations will not occur. Results of any one or more quarters are therefore not necessarily indicative of annual results.

ACQUISITION

On April 3, 1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc., a privately-held, carbon steel service center with facilities in Los Angeles and Salt Lake City, for approximately $25 million in cash. CCC Steel is one of the largest structural steel distribution companies in the Western U.S.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 24, 1995.

     (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

     (c) The following is a brief description of matters voted upon at the meeting:

          Four Directors were elected at the annual meeting.  Joe D. Crider:
          8,862,791 shares were voted for election and 66,836 shares were withheld. William T. Gimbel: 8,864,991 shares were voted for election and 64,636 shares were withheld. David H. Hannah:
          8,824,151 shares were voted for election and 105,476 shares were withheld. William I. Rumer: 8,927,291 shares were voted for election and 2,336 shares were withheld.

          The Board of Directors selected Ernst & Young as independent auditors to audit the financial statements of the Company and its subsidiaries for 1996, subject to ratification by the shareholders. The selection was approved: 8,924,259 shares were voted for the proposal, 100 shares were voted against it, and 5,268 shares abstained.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          First Amended and Restated Business Loan Agreement dated June 26, 1996 between the Company and Bank of America.

     (b)  Form 8-K

          The Company filed a Form 8-K, dated April 3,1996, reporting the acquisition of CCC Steel, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RELIANCE STEEL & ALUMINUM CO.



Dated:  August 6, 1996                    By:  /s/ David H. Hannah
                                             -------------------------------
                                                   David H. Hannah
                                                   President





                                          By:  /s/ Steven S. Weis
                                             -------------------------------
                                                   Steven S. Weis
                                                   Chief Financial Officer