Form 10-Q
period 1996-09-30
RELIANCE STEEL & ALUMINUM CO
filed 1996-10-29
CIK 861884

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

  /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                                       OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to .....................


Commission file number:  001-13122


                         RELIANCE STEEL & ALUMINUM CO.
                         -----------------------------
             (Exact name of registrant as specified in its charter)




          California                                        95-1142616
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                             2550 East 25th Street
                         Los Angeles, California  90058
                                 (213) 582-2272
           --------------------------------------------------------
         (Address of principal executive offices and telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No     .


         As of October 25, 1996, 10,326,287 shares of the registrant's common stock, no par value, were outstanding.

                                     INDEX


PART I -- FINANCIAL INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         Consolidated Statements of Income (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         Consolidated Statements of Cash Flows (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


PART II -- OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                        PART I -- FINANCIAL INFORMATION
                         RELIANCE STEEL & ALUMINUM CO.
                          Consolidated Balance Sheets
                      (In thousands except share amounts)

                                                                     SEPTEMBER 30            DECEMBER 31
                                                                         1996                    1995
                                                                  -------------------------------------------
                                                                     (unaudited)                (Note)
ASSETS (Note 5)
Current assets:
  Cash and cash equivalents                                             $2,698                $  18,012
  Accounts receivable, less allowance for doubtful
    accounts of $3,003 at September 1996 and $3,253 at
    December 1995                                                       67,047                   68,874
  Inventories                                                           84,257                   71,976
  Prepaid expenses and other assets                                      4,070                    5,550
  Deferred income taxes                                                  1,163                    2,525
                                                                  -------------------------------------------
Total current assets                                                   159,235                  166,937
Property, plant and equipment, at cost:
  Land                                                                  16,383                   14,873
  Buildings                                                             51,017                   36,688
  Machinery and equipment                                               73,947                   67,802
  Allowances for depreciation                                          (54,557)                 (53,077)
                                                                  -------------------------------------------
                                                                        86,790                   66,286
Investment in 50%-owned company                                         27,890                   25,561
Intangibles                                                             10,715                    1,689
                                                                  -------------------------------------------
Total assets                                                          $284,630                 $260,473
                                                                  ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY (Note 5)
Current liabilities:
  Accounts payable and accrued expenses                               $ 51,469                 $ 52,878
  Wages and related accruals                                             3,898                    5,292
  Income taxes payable                                                   1,163                    5,136
  Current maturities of long-term debt                                   1,900                    2,900
                                                                  -------------------------------------------
Total current liabilities                                               58,430                   66,206
Long-term debt (Note 3)                                                 40,450                   30,350
Shareholders' equity (Note 2):
  Preferred stock, no par value:
    Authorized shares - 5,000,000
    None issued or outstanding                                             ---                      ---
  Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 10,326,287 at
      September 1996 and 10,272,307 at December 1995,
     stated capital                                                     61,131                   60,344
  Retained earnings                                                    124,619                  103,573
                                                                  -------------------------------------------
Total shareholders' equity                                             185,750                  163,917
                                                                  -------------------------------------------
Total liabilities and shareholders' equity                            $284,630                 $260,473
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

                         RELIANCE STEEL & ALUMINUM CO.

                 Consolidated Statements of Income (Unaudited)
               (In thousands except share and per share amounts)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                       1996                       1995
                                                                  -------------------------------------------
Net sales                                                           $153,395                  $135,317
Other income                                                             354                       582
                                                                  -------------------------------------------
                                                                     153,749                   135,899

Costs and expenses:
  Cost of sales                                                      115,767                   103,749
  Warehouse, delivery, selling, administrative
    and general                                                       24,387                    22,174
  Depreciation and amortization                                        2,064                     1,288
  Interest                                                               737                       443
                                                                  -------------------------------------------
                                                                     142,955                   127,654
Income before equity in earnings of 50%-owned
  company and joint venture and income taxes                          10,794                     8,245

Equity in earnings of 50%-owned company
  and joint venture                                                    1,052                     1,532
                                                                  -------------------------------------------

Income before income taxes                                            11,846                     9,777

Income taxes:
  Federal                                                              3,772                     3,192
  State                                                                1,101                       909
                                                                  -------------------------------------------
                                                                       4,873                     4,101
                                                                  -------------------------------------------

Net income                                                            $6,973                  $  5,676
                                                                  ===========================================

Earnings per share                                                  $    .67                  $    .55
                                                                  ===========================================

Weighted average shares outstanding                               10,464,000                10,309,000
                                                                  ===========================================

                         RELIANCE STEEL & ALUMINUM CO.

                 Consolidated Statements of Income (Unaudited)
               (In thousands except share and per share amounts)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                       1996                       1995
                                                                  -------------------------------------------
Net sales                                                           $475,657                  $412,572
Other income                                                           3,768                     1,782
                                                                  -------------------------------------------
                                                                     479,425                   414,354

Costs and expenses:
  Cost of sales                                                      361,858                   318,959
  Warehouse, delivery, selling, administrative
    and general                                                       74,976                    64,211
  Depreciation and amortization                                        5,773                     3,777
  Interest                                                             2,045                       916
                                                                  -------------------------------------------
                                                                     444,652                   387,863
Income before equity in earnings of 50%-owned
  company and joint venture and income taxes                          34,773                    26,491

Equity in earnings of 50%-owned company and joint venture              3,532                     2,560
                                                                  -------------------------------------------

Income before income taxes                                            38,305                    29,051

Income taxes:
  Federal                                                             12,160                     9,485
  State                                                                3,562                     2,702
                                                                       --------------------------------------
                                                                      15,722                    12,187
                                                                  -------------------------------------------

Net income                                                           $22,583                  $ 16,864
                                                                  ===========================================

Earnings  per share                                                  $  2.16                  $  1.62
                                                                  ===========================================

Weighted average shares outstanding                               10,446,000                10,414,000
                                                                  ===========================================

                         RELIANCE STEEL & ALUMINUM CO.

               Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                         1996                     1995
                                                                    ----------------------------------
OPERATING ACTIVITIES
Net income                                                             $22,583                 $16,864
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                        5,773                   3,777
    Gain on sales of machinery and equipment                               ---                     (14)
    Net gain on sale of real estate                                     (1,266)                    ---
    (Decrease) increase  in LIFO inventory reserve                      (2,150)                  7,506
    Equity in earnings of 50%-owned company and joint venture           (3,532)                 (2,560)
    Changes in operating assets and liabilities:
      Accounts receivable                                                6,560                  (7,866)
      Inventories                                                        4,187                 (13,503)
      Prepaid expenses and other assets                                  4,654                     730
      Income taxes                                                      (3,973)                  3,408
      Accounts payable and accrued
        expenses                                                        (5,026)                  6,204
                                                                    ----------------------------------------
Net cash provided by operating activities                               27,810                  14,546
                                                                    ----------------------------------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                             (16,082)                 (6,210)
Proceeds from sales of property and equipment                              997                     112
   Acquisition of CCC Steel, Inc.                                      (24,974)                    ---
Purchase of 50% interest in American Steel, L.L.C.                         ---                 (19,250)
Dividends received from 50%-owned company                                1,203                     750
                                                                    ----------------------------------
Net cash used in investing activities                                  (38,856)                (24,598)
                                                                    -----------------------------------

FINANCING ACTIVITIES
Proceeds from long-term debt                                            33,000                  17,000
Payments on long-term debt                                             (36,518)                 (3,231)
Dividends paid                                                          (1,536)                 (1,299)
Issuance of common stock                                                   383                     312
Stock options exercised                                                    403                     103
Repurchase of common stock                                                 ---                  (7,628)
                                                                    ----------------------------------------
Net cash (used in) provided by financing activities                     (4,268)                  5,257
                                                                    ----------------------------------------

Decrease in cash                                                       (15,314)                 (4,795)

Cash and cash equivalents at beginning of period                        18,012                   8,343
                                                                    ----------------------------------------

Cash and cash equivalents at end of period                             $ 2,698                  $3,548
                                                                    ========================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                      $   1,819                 $   820
Income taxes paid during the period                                     18,980                   8,779

                         RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. SHAREHOLDERS' EQUITY

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. In February 1995, the Board of Directors authorized the Company to purchase up to an additional 500,000 shares. As of September 30, 1996, the Company had repurchased a total of 651,800 shares of its Common Stock under the Stock Repurchase Plan at an average cost per share of $12.18. No shares were purchased by the Company during the nine month period ended September 30 1996.

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

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                  September 30                   December 31
                                                                      1996                          1995
                                                                  ------------------------------------------
                                                                   (unaudited)                    (audited)
Revolving line of credit ($140,000 limit), due July 31, 1999,
   interest at variable rates, payable monthly                      $37,000                        $25,000

Variable Rate Demand Industrial Development
   Revenue Bonds, Series 1989 A, due July 1, 2014,
   with interest payable quarterly                                   3,550                           3,650

9% Senior Notes, due March 1, 1997, semiannual
   payments of $1,400, with interest payable quarterly               1,800                           4,600
                                                                   -----------------------------------------

                                                                    42,350                          33,250

Less current portion                                                (1,900)                         (2,900)
                                                                   -----------------------------------------

                                                                   $40,450                         $30,350
                                                                   =========================================



The Company's long-term loan agreements include certain restrictions on the amount of corporate borrowings, leasehold obligations, investments, cash dividends, capital expenditures, and acquisition of the Company's Common Stock, among other things. In addition, the agreements require the maintenance of certain financial ratios. In June 1996, the Company's borrowing limit under the revolving line of credit was increased from $65 million to $100 million. During September 1996, the Company's revolving line of credit was amended to increase the borrowing limit, including letters of credit, from $100 million to $140 million, and to allow for the financing of standby letters of credit incurred in relation to the acquisition of Siskin Steel & Supply Company, Inc. (see Note 5), reducing to $100 million upon the earlier of a Private Placement of Debt or January 31, 1997. A Private Placement is defined as the private placement of one or more debt instruments evidencing obligations that are unsecured and in an amount between $50 million and $100 million. A third amendment was entered into on October 1, 1996 to reduce the rate of the issuance fee for the letters of credit.

On October 25, 1996, the Company received verbal commitments, subject to due diligence procedures and documentation, for $75 million from insurance companies for a Private Placement of Debt ("Private Placement of Debt") for periods of seven to twelve years at an average rate of interest of approximately 7.25%. The Company expects to enter into a definitive loan agreement during November 1996.

4.  ACQUISITIONS

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

5.  SUBSEQUENT EVENTS

On October 1, 1996, the Company acquired 100% of the outstanding voting and non-voting common stock of Siskin Steel & Supply Company, Inc. ("Siskin"), a Tennessee corporation, which operates four metals service centers in Chattanooga and Nashville, Tennessee, Spartanburg, South Carolina, and Birmingham, Alabama. The Company paid $6 million in cash, a portion of which will be retained in escrow, and delivered promissory notes, due January 2, 1997, in the aggregate amount of $65 million, collateralized by letters of credit. Siskin will operate as a wholly owned subsidiary of the Company, with substantially all of Siskin's current management remaining in place to continue to operate the business. The Company expects to finance the purchase price from the proceeds of the Private Placement referred to in Note 3.

                         RELIANCE STEEL & ALUMINUM CO.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the Company's metals service centers and Valex Corp. for the three month and nine month periods ended September 30, 1996 and September 30, 1995 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                    Three Months Ended September 30           Nine  Months Ended September 30
                                  -----------------------------------        --------------------------------

                                       1996                1995                     1996            1995
                                  -----------------------------------         --------------------------------
                                           % of                % of                   % of             % of
                                    $     Net Sales     $     Net Sales         $     Net Sales    $  Net Sales
                                  -----------------------------------------------------------------------------
NET SALES:
     Metals service centers   .$146,074     95.2% $126,365     93.4%      $437,812     92.0% $386,114     93.6%

     Valex Corp.  . . . . . . .   7,321      4.8     8,952      6.6         37,845      8.0    26,458      6.4
                                  ------------------------------------------------------------------------------
          Total sales   . . . . 153,395    100.0   135,317    100.0        475,657    100.0   412,572    100.0

GROSS PROFIT:
     Metals service centers   .  35,969     23.4    28,437     21.0        100,177     21.1    84,370     20.4

     Valex Corp.  . . . . . . .   1,659      1.1     3,131      2.3         13,622      2.9     9,243      2.2
                                  -----------------------------------------------------------------------------
          Total gross profit  .  37,628     24.5    31,568     23.3        113,799     23.9    93,613     22.7

OPERATING EXPENSES:
     Metals service centers   .  24,816     16.2    21,428     15.8         73,248     15.4    62,577     15.2

     Valex Corp.  . . . . . . .   1,635      1.1     2,034      1.5          7,501      1.6     5,411      1.3
                                  -----------------------------------------------------------------------------
          Total operating
            expenses  . . . . .  26,451     17.2    23,462     17.3         80,749     17.0    67,988     16.5

INCOME FROM OPERATIONS:
     Metals service centers   .  11,153      7.3     7,009      5.2         26,929      5.7    21,793      5.3

     Valex Corp.  . . . . . . .      24       .0     1,097       .8          6,121      1.3     3,832       .9
                                  -----------------------------------------------------------------------------
          Total operating
            income  . . . . . . $11,177      7.3%  $ 8,106      6.0%      $ 33,050      6.9% $ 25,625      6.2%
                                ==============================================================================

FIFO INCOME FROM OPERATIONS . . $ 9,027      5.9%  $10,325      7.6%      $ 30,900      6.5% $ 33,131      8.0%
                                ==============================================================================

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales for the three month period ended September 30, 1996 increased $18,078, or 13.4 %, compared to the same period of 1995. The increase in metals service centers' net sales of $19,709, or 15.6 %, reflects an increase of 64.0% in tons sold, which is offset by a decrease in the average selling price per ton of 29.4% for the three month period ended September 30, 1996 compared to the corresponding period of 1995. The increase in tons sold was primarily due to the inclusion of the sales of CCC Steel which was acquired on April 3, 1996, and the sales of the Los Angeles facility received upon the dissolution of the Feralloy Reliance Company, L.P. ("FRLP") joint venture, which occurred on September 30, 1995. The decrease in average selling price per ton resulted primarily from the change in product mix during the 1996 period due to the inclusion of these operations. Both of these operations sell primarily carbon steel products, which generally have lower selling prices than other products sold by the Company, such as aluminum or stainless steel. This resulted in an increased volume, accompanied by a lower average sales price per ton. Excluding the sales of these two operations reflects (1) an increase of 5.0% in tons sold due to an increase in market share and the expansion of certain product lines, and (2) a decrease of 9.6% in the average selling price per ton due to overall declining prices of aluminum and stainless steel products, offset in part by increased carbon steel prices.

The consolidated net sales also includes the net sales of Valex, which decreased $1,631, or 18.2%, in the three months ended September 30, 1996 compared to the corresponding period of 1995. As expected, Valex's sales decreased during the three months ended September 30, 1996 due to the effects of the slowdown in the semiconductor industry. The Company believes this slowdown will continue through the second quarter of 1997. In response to the current slowdown, Valex decreased its workforce by approximately 40% during the three months ended September 30, 1996. During September 1996, Valex opened a marketing and sales office in France, to provide better customer service and to increase its market share in Europe.

Total gross profit increased $6,060, or 19.2%, in the three month period ended September 30, 1996 compared to the corresponding period of 1995. Expressed as a percentage of sales, gross profit increased from 23.3% in 1995 to 24.5% in 1996. On a FIFO basis, gross profit for the metals service centers was 23.2% of sales for the three month period ended September 30, 1996, compared to 24.3% for the corresponding period of 1995, which is due to the change in product mix discussed above and declining prices for certain products. The decrease in the LIFO reserve of $2,150 during the three month period ended September 30, 1996 was caused by a decrease in the costs of the Company's raw materials, especially for aluminum and stainless steel products. Valex's gross profit was 22.7% of sales for the three month period ended September 30, 1996, compared to 34.4% for the same period in 1995. The decline in gross profit is a result of the slowdown in the semiconductor industry, resulting in lower selling prices and fixed overhead costs being spread over a lower sales volume.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $2,213, or 10.0 %, in the three months ended September 30, 1996 compared to the corresponding period of 1995 and amounted to 15.9% and 16.4% of sales, respectively. The dollar increase in expenses includes the expenses for CCC Steel and the Los Angeles service center received upon the dissolution of FRLP in the 1996 period.

Interest expense increased by $294 due to an increase in the average debt outstanding during the three months ended September 30, 1996 as compared to the corresponding period of 1995. The increased debt relates primarily to borrowings for the acquisition of CCC Steel in April 1996.

Equity in earnings of a 50%-owned company and joint venture decreased $480 in the three months ended September 30, 1996, as compared to the same period in 1995. This decrease is primarily due to the 1995 non-recurring earnings for FRLP.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $63,085, or 15.3%, compared to the first nine months of 1995. The increase in metals service centers' net sales of $51,698, or 13.4 %, reflects an increase of 44.0% in tons sold and a decrease in the average selling price per ton of 21.1% for the first nine months of 1996 compared to the corresponding period of 1995. These changes resulted from additional sales volume and the change in product mix occuring during 1996. These changes are primarily due to the inclusion of six months of net sales of CCC Steel, and nine months of net sales of the Los Angeles facility received upon the dissolution of FRLP. Such sales were not included in the first nine months of 1995. Both of these facilities sell a significant volume of carbon steel products, which generally have lower selling prices than other products sold by the Company. Excluding these sales results in an increase of 1.0% in tons sold and a decrease in the average selling price per ton of 2.9%. The average selling prices decreased for all products for the 1996 period compared to 1995, with the most significant decreases in aluminum and stainless steel products.

The consolidated net sales amount also includes the net sales of Valex, which increased $11,387, or 43.0%, during the first nine months of 1996 compared to the corresponding period of 1995. The rate of increase in Valex's sales in 1996 over 1995 has decreased during the year, with increases (decreases) of 98.8%, 51.6% and (18.2%) for the first, second, and third quarters, respectively. Declining sales in 1996 were due to the general slowdown in the construction activities in the semiconductor industry. The Company currently estimates that this slowdown in the semiconductor industry will last through
the second quarter of 1997.   While the Company has responded to the slowdown
by reducing theValex workforce, the Company is also positioning Valex for expected longer term growth.

Included in other income for the first nine months of 1996 is a net gain of $1,519 realized on the sale of the property at the existing Bralco Metals facility near Los Angeles. Land was purchased in 1995 and construction is in progress to relocate the Bralco Metals facility, which will occur during the fourth quarter of 1996.

Total gross profit increased $20,186, or 21.6%, in the first nine months of 1996 compared to the first nine months of 1995. Expressed as a percentage of sales, gross profit increased from 22.7% in 1995 to 23.9% in 1996 on a consolidated basis, and from 21.9% to 22.9% for the metals service centers. On a FIFO basis, gross profit for the metals service centers was 22.4% of sales for the first nine months of 1996, compared to 23.8% for the first nine months of 1995. The decline in FIFO gross profit for the metals service centers resulted primarily from declining prices for stainless steel and aluminum products during 1996. The decrease in the LIFO reserve of $2,150 during the first nine months of 1996 was caused by a decrease in the costs of the Company's raw materials, especially for aluminum and stainless steel products. Valex's gross profit was 36.0% of sales for the first nine months of 1996, compared to 34.7% for the same period in 1995. The 1996 gross profit improved slightly from 1995 due to high margins in the first six months of 1996 due to the increased sales volume and production efficiency gains realized from capital improvements.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $10,765, or 16.8%, in the first nine months of 1996 compared to the corresponding period of 1995 and amounted to 15.8% and 15.6% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1996 period which includes the expenses of CCC Steel and the Los Angeles service center received upon the dissolution of FRLP.

Interest expense increased by $1,129, or 123.3%, due to an increase in the average debt outstanding during the first nine months of 1996 as compared to the corresponding period of 1995. This increase was due primarily to borrowings made for the acquisition of CCC Steel, Inc. in April 1996, and for borrowings made in the third quarter of 1995 to fund a portion of the acquisition of American Steel and to pay off debt related to the Los Angeles operaton received upon the dissolution of the FRLP joint venture.

Equity in earnings of a 50%-owned company and joint venture increased $972 in the first nine months of 1996 as compared to the corresponding period of 1995, due to the acquisition of a 50% interest in American Steel in July 1995, and the dissolution of the FRLP joint venture in September 1995.

Earnings per share for the nine month period ended September 30, 1996 of $2.16 includes $.09 per share attributable to the sale of the Bralco Metals property.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At September 30, 1996, working capital amounted to $100,805 compared to $100,731 at December 31, 1995. The Company's capital requirements are primarily for working capital, acquisitions and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving credit facility. The Company's borrowing limit under the revolving line of credit was increased from $65,000 to $100,000 in June 1996, and increased to $140,000 in September 1996. On October 25, 1996, the Company received verbal commitments for $75,000 from insurance companies for a Private Placement of Debt to finance the purchase of Siskin . The Company expects to enter into a definitive loan agreement during November 1996.

The increase in cash provided by operations of $13,264 during the nine month period ended September 30, 1996 compared to the corresponding 1995 period was due primarily to the increase in net income and decreases in the Company's net working capital requirements.

In December 1994, the Company adopted a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares of its outstanding Common Stock. In February 1995, the Company authorized the purchase of up to an additional
500,000 shares.    As of September 30, 1996, the Company had repurchased a
total of 651,800 shares of its Common Stock, at an average purchase price of $12.18 per share, all of which are being treated as authorized but unissued shares. The Company did not repurchase any shares of its Common Stock during the nine months ended September 30, 1996. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

The majority of capital expenditures of $16,082 for the nine months ended September 30, 1996 (excluding acquisitions) were for the construction of and equipment for three new facilities. The Bralco operation is expected to complete its move to the new facility in the fourth quarter of 1996. Construction is also in progress for a new facility in Salt Lake City, Utah for the Affiliated Metals operation.

The Company purchased CCC Steel for approximately $25,000. The acquisition of CCC Steel in April 1996, including the repayment of certain of CCC Steel's debt, was funded by borrowings under the Company's revolving line of credit. The acquisition of Siskin for $71,000 in October 1996 was funded by a $6,000 cash payment on October 1, 1996 borrowed under the Company's revolving line of credit and the issuance of promissory notes of $65,000 due in January 1997. The notes will be repaid by the Private Placement of Debt. The Company had no material commitments for capital expenditures as of September 30, 1996. The Company anticipates that funds generated from operations and funds available under its existing bank line of credit and Private Placement of Debt will be more than sufficient to meet its working capital needs in the foreseeable future.

SEASONALITY

The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, industry and customer diversity, however, the Company's operations have not shown any material seasonal trends, although the months of November and December traditionally have been less profitable because of a reduced number of working days on which the Company is able to ship its products and seasonal closures for some of its customers. There can be no assurance that period-to- period fluctuations will not occur. Results of any one or more quarters are therefore not necessarily indicative of annual results.

ACQUISITIONS

On April 3, 1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc., a privately-held, carbon steel service center with facilities in Los Angeles and Salt Lake City, for approximately $25 million in cash. CCC Steel is one of the largest structural steel distribution companies in the Western U.S.

On January 9, 1996, the Company purchased certain assets of a metals service center in Albuquerque, New Mexico. These assets were combined with the Company's existing non-ferrous metal center operation in Albuquerque. This transaction had no material effect on the Company's results of operations or financial position.

SUBSEQUENT EVENTS

On October 1, 1996, the Company acquired 100% of the outstanding voting and non-voting common stock of Siskin Steel & Supply Company, Inc. ("Siskin") for
$71 million.   Siskin is  a metals service center company comprised of four locations in Chattanooga, Tennessee; Nashville, Tennessee; Spartanburg, South Carolina; and Birmingham, Alabama. Siskin was formed in Chattanooga in 1949, and the majority of its current operations include the processing and sale of carbon steel products, consisting of plate, bars, structurals, pipe and tubing. Siskin also has a growing presence in stainless steel, alloy and aluminum products. Siskin's revenues for the fiscal year ended June 30, 1996 were approximately $151 million.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

  10.01 Amendment No. One to First Amended and Restated Business Loan Agreement dated September 25, 1996 between the Company and Bank of America.

  10.02 Amendment No. Two to First Amended and Restated Business Loan Agreement dated September 27, 1996 between the Company and Bank of America.

  10.03 Amendment No. Three to First Amended and Restated Business Loan Agreement dated October 1, 1996 between the Company and Bank of America.

     (b)  Form 8-K

          No reports on Form 8-K have been filed during the period for which this report was filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RELIANCE STEEL & ALUMINUM CO.




Dated:  October 28, 1996               By:  /s/ David H. Hannah
                                          --------------------------------
                                                David H. Hannah
                                                President

                                       By:  /s/ Steven S. Weis
                                          --------------------------------
                                                Steven S. Weis
                                                Chief Financial Officer