Form 10-K405
period 1996-12-31
RELIANCE STEEL & ALUMINUM CO
filed 1997-03-31
CIK 861884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                ----------------

(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                        COMMISSION FILE NUMBER: 001-13122

                          RELIANCE STEEL & ALUMINUM CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------


           CALIFORNIA                                         95-1142616
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                              2550 EAST 25TH STREET
                          LOS ANGELES, CALIFORNIA 90058
                                 (213) 582-2272
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE NUMBER)

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                                     WHICH REGISTERED
 -------------------                                 -----------------------
  Common Stock                                       New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 28, 1997 was $235,805,373.38.

     As of February 28, 1997, 10,117,037 shares of the registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this report.

================================================================================

                                      INDEX

PART I
    Item 1.   Business........................................................................    1
              Industry Overview...............................................................    1
              Background......................................................................    2
              Customers.......................................................................    4
              Suppliers.......................................................................    4
              Backlog.........................................................................    5
              Products and Processing Services................................................    5
              Marketing.......................................................................    6
              50%-Owned Company and Joint Venture.............................................    6
              Cyclical Nature.................................................................    7
              Competition.....................................................................    7
              Quality Control.................................................................    7
              Government Regulation...........................................................    8
              Employees.......................................................................    8
    Item 2.   Properties......................................................................    8
    Item 3.   Legal Proceedings...............................................................   10
    Item 4.   Submission of Matters to a Vote of Security Holders.............................   10
PART II
    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........   11
    Item 6.   Selected Financial Data.........................................................   12
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations......................................................................   13
    Item 8.   Financial Statements and Supplementary Data.....................................   19
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure......................................................................   36
PART III
    Item 10.  Directors and Executive Officers of the Registrant..............................   36
    Item 11.  Executive Compensation..........................................................   36
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..................   36
    Item 13.  Certain Relationships and Related Transactions..................................   36
PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................   36
SIGNATURES    ................................................................................   39

                     SAFE HARBOR STATEMENT UNDER THE PRIVATE

                    SECURITIES LITIGATION REFORM ACT OF 1995




      Certain of the matters discussed in this Annual Report on Form 10-K include forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which Reliance Steel & Aluminum Co. (the "Company") is subject are the risks inherent in the industries which the Company serves, including, but not limited to, the volatility of the semiconductor fabrication industry to which Valex Corp., a 97%-owned subsidiary of the Company, sells its products and the transportation, construction, general manufacturing and aerospace industries to which the metals service centers sell products. These industries, and therefore the Company, are subject to changes in the economy in general. In addition, the Company has increased its long-term debt as a result of its recent acquisitions and is subject to increased risks as a result of this higher leverage. The Company's metals service centers are subject to fluctuations in the prices of raw materials, although the Company is generally able to pass-through increases in costs of raw materials to its customers. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Recent acquisitions of the Company may not perform as the Company anticipates after the change in ownership. Accordingly, the actual results realized by the Company could differ materially from the statements made herein. Potential investors are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

     Reliance Steel & Aluminum Co. ("Reliance" or the "Company") is one of the largest metals service center companies in the United States. Through a network of 33 metals service centers in 13 states, including its 50%-owned and operationally controlled company, American Steel, L.L.C., the Company provides value-added metals processing services and distributes a full line of over 20,000 metal products. These products include galvanized, hot-rolled and cold-finished steel, stainless steel, aluminum, brass, copper, and alloy steel sold to more than 33,000 customers in a broad range of industries. Some of these metals service centers provide processing services for specialty metals only. The Company's service center products are currently delivered from facilities in Alabama, Arizona, California, Colorado, Kansas, New Mexico, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wyoming.

      The Company has entered into agreements to acquire AMI Metals, Inc. and Amalco Metals, Inc., which are both expected to close in April 1997, subject to the successful completion of due diligence. These acquisitions would increase the Company's network of metals service centers to 40 in 14 states.

     Through its subsidiary, Valex Corp., a California corporation ("Valex"), the Company is a leading manufacturer and distributor in the United States of electropolished and chemically cleaned stainless steel tubing and fittings for use in the manufacturing of semiconductor devices. Valex's manufacturing facilities are located in Ventura, California, and it has distribution centers in Santa Clara, California; Albuquerque, New Mexico; Allentown, Pennsylvania; Austin, Texas; Phoenix, Arizona; and Portland, Oregon. Valex also has an international sales office in Marseille, France.

Industry Overview

     Metals service centers acquire products from primary metals producers and then process steel, aluminum, stainless steel and other metals to meet customer specifications, including specified lengths, widths, shapes and surface characteristics. These service centers use techniques such as cutting-to-length, slitting, blanking, burning, shearing and sawing and save time, labor and expense for customers, thereby reducing their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment and inventory to process the metals for their own manufacturing operations. Accordingly, industry forces have created a niche in the market to allow metals service centers, such as Reliance, to purchase, process and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve in dealing directly with the primary producer, or with an intermediate steel processor. Metals service centers and distributors purchase approximately 30% of all carbon industrial steel products, 35% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things), and 45% of all stainless steel produced in the United States.

     The market for Valex's products is the worldwide semiconductor manufacturing industry. This industry experienced a significant slowdown in mid-1996, but, according to Dataquest and other industry forecasting firms, is expected to return to double-digit annual growth by the end of 1997.

     Customers for Valex tubing and fittings include the semiconductor device manufacturers, semiconductor equipment manufacturers, and other supporting companies. The construction of new semiconductor plants is expected, according to industry forecasting firms, to accelerate in 1998 and 1999. The operating life of a semiconductor plant is only five to ten years, after which the facility must be replaced or refurbished with new equipment capable of producing the next generation of semiconductor devices. The construction of new plants and the refurbishing of existing plants requires new tubing and fittings such as those manufactured and distributed by Valex. In addition, routine maintenance of existing semiconductor plants provides a large and steady demand for Valex products.

Background

     Reliance was organized as a California corporation on February 3, 1939 and commenced business in Los Angeles fabricating steel reinforcing bar. Within ten years, it had become a full-line distributor of steel and aluminum, operating a single metals service center in Los Angeles, California. In the early 1950's, the Company automated its materials handling operations and began to provide processing services to meet its customers' requirements. In the 1960's, the Company began to expand its operations through acquisitions of other companies and the development of additional service centers and began to establish branch metals service centers in other geographic areas.

     In the mid-1970's, the Company began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass and copper, and equipped with automated materials handling and precision cutting equipment. The members of the Reliance group of metals service centers have been operated under the trade names of "Tube Service Co." (which processes and distributes specialty tubing), "Bralco Metals" (which processes and distributes aluminum, brass, copper and stainless steel products), "Reliance Metalcenter" (which processes and distributes a variety of metals products), "Reliance Steel Company" (which processes and distributes carbon steel products), "Affiliated Metals" (which processes and distributes primarily flatrolled aluminum and stainless steel products). Seven centers are full-line metals service centers processing and distributing aluminum and carbon and stainless steel; five are specialty metals centers processing and distributing non-ferrous and stainless steel flatrolled, rod and bar products; five are metals centers providing exclusively specialty tubing products; and four are specialty metals centers processing and distributing carbon steel products. MetalCenter, Inc. comprises one metals service center specializing in processing and distributing non-ferrous products. CCC Steel comprises two metals service centers specializing in processing and distributing structural steel products. Siskin comprises four full-line metals service centers. The "American Steel" and "American Metals" divisions of American Steel, L.L.C. process and distribute primarily carbon steel products from five metals service centers.

     The Company serves its customers primarily by providing quick delivery, metals processing and inventory management services. The Company purchases large quantities of metals from primary producers and sells these inventories in smaller quantities. For approximately 70% of its sales, the Company then performs metals processing services before distributing the product to manufacturers and other end-users, generally within 24 hours from receipt of an order. Metals processing services include cutting-to-length, blanking, slitting, burning, sawing and shearing, all to customer specifications. See "Business -- Products and Processing Services". These services save time, labor and expense for customers and reduce customers' overall manufacturing costs. During 1996, the Company handled approximately 3,100 transactions per business day, with an average revenue of approximately $990 per transaction.

     The Company has a history of expansion through acquisitions, as well as from internal growth. Since 1984, the Company has acquired twenty-three businesses or divisions of other companies, including Valex, and began three new businesses. The acquisitions of AMI Metals, Inc. ("AMI") and Amalco Metals, Inc. ("Amalco"), which have not yet been consummated, would increase this to twenty-five acquisitions in the past thirteen years.

      On March 13, 1997, the Company announced that it has reached an agreement to acquire 100% of the outstanding capital stock of Amalco. Amalco is a non-ferrous metals service center located in Union City, California. It is expected that the business of Amalco will be combined with Reliance's existing metals service center in Santa Clara, California upon completion of a new, enlarged, state-of-the-art facility in Union City. This facility is scheduled to be completed in early 1998.

      On March 10, 1997, the Company entered into an agreement to purchase 100% of the capital stock of AMI. AMI is headquartered in Brentwood, Tennessee, with additional operating facilities in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey.

However, the Company can give no assurance that the acquisitions of AMI and Amalco, which are subject to the successful completion of due diligence, will be completed as described.

      On October 1, 1996, the Company acquired 100% of the outstanding capital stock of Siskin Steel & Supply Company, Inc. ("Siskin") for total consideration of $71 million in cash, which was financed by a private placement of debt. Siskin is based in Chattanooga, Tennessee; with additional operating facilities in Birmingham, Alabama; Spartanburg, South Carolina; and Nashville, Tennessee.

      In April 1996, the Company acquired 100% of the outstanding capital stock of CCC Steel, Inc. ("CCC Steel"), a privately-held carbon steel service center, for $25 million in cash. CCC Steel has facilities in Los Angeles and Salt Lake City. CCC Steel is known as one of the largest structural steel distribution companies in the Western United States.

     In January 1996, the Company purchased certain assets of a metals service center in Albuquerque, New Mexico. These assets were combined with the Company's existing non-ferrous metalcenter operation in Albuquerque. Also in January 1996, the Company opened a Tube Service facility in Denver, Colorado.

     In the fourth quarter of 1996, the Company completed construction and relocated the Bralco Metals operation near Los Angeles, California and the Affiliated Metals operation in Salt Lake City, Utah to new, larger, more efficient, state-of-the-art facilities. Valex opened its first international sales office in 1996, located in Marseille, France.

     In July 1995, the Company acquired a 50% interest in and operational control of American Steel, L.L.C., which, together with its wholly-owned subsidiary American Metals Corporation, operates six facilities in three states and Vancouver, B.C. The Vancouver facility was sold in January 1997. In 1995, Valex opened distribution centers in Phoenix, Arizona; Austin, Texas; and Portland Oregon. During 1995 the Company also added its Tube Service specialty tubing products in its Portland metalcenter, opening a gateway for Tube Service products in the Pacific Northwest.

     In September 1995, Feralloy Reliance Company, L.P., a joint venture in which the Company held a 50% interest, was dissolved. Upon dissolution, the Company received the Los Angeles, California business of the joint venture, and certain assets and liabilities related thereto, as a distribution. The Los Angeles business consisted of a steel service center operation and a steel slitting operation. In November 1995, the Company sold certain assets of that steel slitting operation, which was received upon the distribution of the assets from the dissolved joint venture. The Company is operating the steel service center operation received upon the dissolution of the joint venture as a separate division.

     The Company's executive officers maintain financial controls and establish general policies and operating guidelines, while its division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial management style has enabled the Company to improve the productivity and profitability both of acquired businesses and of its own expanded operations. Successful division managers and other management personnel are awarded incentive compensation based in part on the profitability of their particular division or subsidiary based on the rate of return on assets.

     The Company has adopted a long-term business strategy to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify or enhance the Company's customer base, product range and geographic coverage. The Company has developed an excellent reputation in the industry for its integrity and the quality and timeliness of its service to customers.

Customers

     Customers purchase from service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. The Company believes that metals service centers have also enjoyed an increasing share of total metal shipments because of the focus of the capital goods and related industries on just-in-time inventory management and because integrated mills have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.

     The Company has more than 33,000 metals service center customers. Approximately 17,000 customers actively purchase from the Company from month to month. In 1996, no single metals service center customer accounted for more than 1% of the Company's sales, and more than 80% of the Company's orders were from repeat customers. Reliance's customers are manufacturers and end-users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto after-market), and aerospace industries. The Company's metals service centers wrote and delivered over 615,000 orders from its customers, at an average price of approximately $990, during 1996. Most of the customers who purchase from the Company's various metals centers are located within a 120-mile radius of the metals service centers; the proximity of the centers to the customers assists the Company in providing just-in-time delivery to its customers on its fleet of 198 owned or leased trucks. Moreover, Reliance's computerized order entry system and flexible production scheduling also enables the Company to meet customer requirements for short lead times and just-in-time delivery.

     Valex manufactures and distributes electropolished and chemically cleaned stainless steel tubing and fittings used in the construction of extremely clean and sophisticated gas distribution systems within semiconductor plants. These products are manufactured in accordance with its customers' specifications and in compliance with ISO 9002, an international certified quality system. Valex sells to virtually every major semiconductor company, semiconductor equipment manufacturer, and supporting gas company in the world. Approximately 33% of Valex's total sales in 1996 were to international customers.

     Valex maintains strong ties with its domestic customers through a network of distribution centers located throughout the United States. These centers provide quick and personal service to the customers and allow Valex to provide levels of customer support which the Company believes is unmatched by competitors who market through independent distribution. Valex supports its international markets primarily through independent distributors and representatives, and, in 1996, began to support the European market from its sales office in Marseille, France.

     The Company believes that its long-term relationships with many of its customers significantly contribute to the success of its business. Providing prompt and efficient services at a reasonable price is an important factor in maintaining these relationships.

Suppliers

     Reliance purchases the metals required to make its metals service center products from the major metals mills, both domestic and foreign, and has multiple suppliers for all of its product lines. The Company's major suppliers of domestic carbon steel products include California Steel Industries, Geneva Steel, Nucor Steel and USS-POSCO Industries; Allegheny Ludlum Steel Corp., International Stainless Steel Corp. and North American Stainless supply stainless steel products. The Company is a recognized distributor for various major aluminum companies, including Aluminum Company of America ("Alcoa"), Alcan Aluminum Limited, Commonwealth Aluminum, Cressona Aluminum, Kaiser Aluminum and Reynolds Metals. The Company's total volume of purchases allows it to purchase substantially all of its raw materials at the lowest competitive prices. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are very strong. Valex purchases stainless steel tubing from both domestic and foreign tubing manufacturers and has multiple suppliers. The Company has worked closely with its suppliers in order to become an important customer for each major supplier of the Company's raw materials for its core product lines.

Backlog

     Because of the just-in-time delivery policy and the short lead time nature of its business, the Company does not believe the information on backlog of orders is material to an understanding of its metals service center business. At December 31, 1996, Valex had a backlog of orders for $3,300,000 of products, compared to a backlog of orders for $13,391,000 on December 31, 1995.

Products and Processing Services

     At its metals service centers, the Company provides processing services, such as cutting-to-length, blanking, slitting, burning, sawing, or shearing, to each customer's specifications and delivers the products to manufacturers and other end-users, generally within 24 hours from receipt of the initial order. The Company's sales of its 20,000 products in 1996 comprised the following approximate percentages by commodity and product: 10% were common alloy aluminum sheet and coil; 10% were stainless steel plate, sheet and coil; 9% were carbon steel structural; 9% were aluminum bar and tube; 9% were heat treated aluminum sheet and coil; 8% were carbon steel tubing; 7% were galvanized sheet and coil; 6% were carbon steel plate; 6% were carbon steel bar; 5% were stainless steel bar and tube; 5% were cold rolled sheet and coil; 5% were miscellaneous, such as brass and copper; 4% were hot rolled sheet and coil; and 7% were Valex products. Not only does the Company regularly process and distribute a wide variety of products, but the Company has reduced its dependence on any particular supplier or industry by processing a variety of metals. This diversification, both of product type and material, has reduced the Company's vulnerability to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries, as well as reducing its dependence on particular suppliers.

     The Company maintains a substantial inventory of the metals that it uses in producing various types of products. For the Company's largest product type (sheet and coil), the Company purchases coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .25 and
 .015 inches thick, and rolled into 3- to 20-ton coils. Because of the size and weight of these coils and the specialized equipment required to move and process the coils into smaller sizes and various products, few of the Company's customers have the capability of processing the metal into the desired products.

     Once received, Reliance enters its customer orders in a computerized order entry system, selects appropriate inventory and schedules the processing in accordance with the specified delivery date, generally within 24 hours. The Company attempts to maximize the yield from the various metals that it processes by combining customer orders to use each purchased product to the fullest extent practicable.

     Few metals service centers offer the full scope of processing services and metals that Reliance uses to produce the desired end products. Cutting-to-length involves cutting metal along the width of a coil into sheets or plates. Slitting involves cutting metal to specified widths along the length of the coil. Blanking cuts the metal into close tolerance, square or rectangular shapes. Shearing cuts the metal into small precise pieces. Burning, or flame cutting, can produce various shapes according to customer-supplied drawings. Reliance generally processes specific metals to non-standard sizes only at the request of customers pursuant to purchase orders rather than maintaining a substantial inventory of finished products. The Company is required to carry significant inventories of raw materials, however, to meet the short lead time and just-in-time delivery requirements of its customers.

     The Valex product line includes tubing, tubular fittings and coaxial components. Valex purchases tubing and cuts, shapes, chemically cleans and electropolishes it for use by Valex customers. The characteristics that affect performance of a tube or fitting in a gas system and that are becoming increasingly important to semiconductor manufacturers throughout the world are
(i) low levels of particle
generation and retention; (ii) low levels of moisture generation and retention;
(iii) low levels of contamination outgassing; (iv) enhanced levels of corrosion resistance; and (v) ease and economy of installation. If the tubing cannot meet the high standards of the semiconductor industry, it may still be acceptable for use in the pharmaceutical, biotech or fiber optic industries. In addition, the semiconductor manufacturing industry has demand for other grades of products that carry less critical gases than the high quality tubing and fittings used in the transport of the high purity gases required in the semiconductor chip manufacturing process. Valex continues to create new products that can be used in more demanding semiconductor gas systems, as well as custom refined alloys and improved processes.

Marketing

     Reliance's more than 335 metals service center sales personnel are located in fifteen states to provide marketing services throughout each of the geographic locations served. The sales personnel are organized by division or subsidiary among the Company's twenty-eight profit centers and are divided into two groups: those who travel throughout a specified geographic territory to maintain relationships with the Company's existing customers and to develop new customers ("outside sales personnel"); and those who remain at the facilities to write and price orders. The sales personnel receive incentive compensation, in addition to their base salary, based on the Company's gross profit, with the outside sales personnel receiving incentive compensation based on gross profit from their respective geographic territories. The largest market for the Company's products has been the Southwestern United States, with significant growth in the Southeastern United States anticipated in 1997 due to the acquisition of Siskin.

     Valex markets its products to the worldwide semiconductor manufacturing industry primarily from the Ventura, California facility and from the company-owned distribution network located throughout the United States. Valex distribution centers are located in Phoenix, Arizona; Santa Clara, California; Albuquerque, New Mexico; Allentown, Pennsylvania; Portland, Oregon; and Austin. Texas. These centers are strategically located in key, high-tech growth regions of the country, and enable Valex to offer its customers local access to a broad range of inventory, which management believes will translate into better customer service and added market share for Valex. The first international sales office was opened in 1996 in Marseille, France, to service the European market.

50%-Owned Company and Joint Venture

     On July 1, 1995, the Company acquired a 50% interest in and operational control of American Steel, L.L.C. ("American Steel"), a newly-formed limited liability company, for $19.25 million in cash. American Steel consisted of three metals service centers in the Pacific Northwest, that were previously wholly-owned by American Industries, Inc. ("American"). Its operation in Canada was sold in January 1997. As part of the acquisition, the Company and American each contributed their 50% ownership in American Metals Corporation ("American Metals"), a joint venture established between the Company and American in 1993, which consists of three metals service centers located in the central valley of California. As a result of this contribution, American Metals became a wholly-owned subsidiary of American Steel. The purchase agreement allows the Company to acquire the remaining 50% of American Steel at a future date. This 50% investment in American Steel is accounted for by the equity method whereby the Company includes 50% of American Steel's consolidated earnings in the Company's net income and earnings per share amounts.

     Feralloy Reliance Company, L.P. ("FRLP"), a joint venture in which the Company owned a 50% interest, was dissolved on September 30, 1995, as it was not performing at desired levels for the Company's return on investment. Upon formation of FRLP in December 1991, the Company contributed the assets of two of its larger steel service centers (one in Los Angeles and one in Fremont, California) in exchange for its 50% interest in the joint venture. Under separate agreements, the Company leased real property and equipment to the FRLP joint venture and provided data processing, accounting and certain administrative services through September 30, 1995. Upon dissolution, the Company received the Los Angeles business of FRLP, and certain assets and liabilities related thereto, as a distribution. The Los Angeles business consisted of a steel service center operation and a steel slitting operation. On November 3, 1995, the Company sold certain assets of the Los Angeles steel slitting operation. This transaction did not have a material effect on the financial position or results of operations of the Company. The Company continues to operate the steel service center business received upon the dissolution of the FRLP joint venture.

Cyclical Nature

     The Company distributes metal products to customers in a variety of industries, including manufacturing, construction, transportation and aerospace. Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn.

     The Company's largest market for its products is California. The Company has expanded its facilities geographically as a result of strategic acquisitions and has increased its physical capabilities through capital expenditures to reduce the impact of any regional economic recession on the Company's operations.

     The semiconductor manufacturing industry in which Valex's customers operate is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity.

Competition

     The metals distribution industry is highly fragmented and competitive. The Company has numerous competitors in each of its product lines and geographic locations, although competition is most frequently local or regional. Most of these competitors are smaller than the Company. Nonetheless, the Company faces strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than the Company. The Company estimates that there are more than 3,500 metals service center facilities and that the Company is one of the ten largest in the United States. Competition is based on price, service, quality and availability of products. Reliance believes that the size of inventory it maintains and the different metals and products it has available and the wide variety of processing services it provides distinguishes the Company from its competition.

      Management believes that Valex has few competitors in its major product lines. Valex's competitors in the domestic market tend to concentrate on smaller projects, quick turn business and projects with lower specification requirements, while certain of its international competitors have the resources to concentrate on large projects.

Quality Control

     The procurement of high quality metal from suppliers on a consistent basis is critical to the Company's business. The Company has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions. Physical and chemical analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. Similar analyses are conducted on processed metal on a selected basis before delivery to the customer. The Company believes that maintenance of high standards for accepting raw materials ultimately results in reduced return rates from its customers.

      During 1996, two of the Company's metals service centers, as well as Valex, attained ISO 9002 (International Standards Organization) certification. All other members of the Reliance group of metals service centers are expected to attain ISO 9002 certification in 1997. Management believes this certification will provide access to additional customers.

Government Regulation

     The Company's metals service centers, as well as its subsidiaries, are subject to many federal, state and local requirements relating to the protection of the environment including hazardous waste disposal and underground storage tank regulations. The only hazardous wastes that the Company uses in its operations are lubricants and cleaning solvents. The Company frequently examines ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. The Company pays state certified private companies to haul and dispose of its hazardous waste.

     Management believes that the Company is in material compliance with all applicable environmental laws and that the Company's products and processes do not present any unusual environmental concerns, and the Company does not anticipate any material expenditures to meet environmental requirements. Some of the properties owned or leased by the Company are located in industrial areas, however, with histories of heavy industrial use. The location of these properties may result in the Company's incurring environmental liabilities that arise from causes other than the operations of the Company, but the Company does not expect that any such liabilities will have a material adverse impact on the Company's results of operations, financial condition or liquidity.

     The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. Reliance has established a very strict safety policy, which it believes is one of the best in the industry. Management believes that the Company is in material compliance with applicable laws and regulations and does not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

Employees

     As of February 28, 1997, the Company had a total of approximately 1,900 employees. Approximately 510 of these employees are covered by collective bargaining agreements, which expire at various times over the next four years. The Company has entered into collective bargaining agreements with nine different union locals at nine of its metals service center locations and at Valex's manufacturing facility. The Company has not found that these collective bargaining agreements have had a material impact either favorably or unfavorably on the Company's revenues or profitability at its various locations. The Company has always maintained excellent relations with its employees and has never experienced a significant work stoppage.


ITEM 2. PROPERTIES.

     The Company maintains twenty-eight metals service centers in thirteen states, plus the corporate headquarters, and one manufacturing and six distribution facilities in six states plus one international sales office for Valex. All of the Company's properties are in good or excellent condition and are adequate for its existing operations. These facilities generally operate at about 60% of capacity, with each division averaging slightly less than two shifts operating at full capacity for a five-day work week. All of the Valex distribution and sales facilities are leased and four of the metals service center facilities (in Los Angeles, California; Denver, Colorado; Wichita, Kansas; and Casper, Wyoming) are leased. Facilities in Rancho Dominguez, California and Chattanooga, Tennessee lease a portion of their space. In addition, off-site space is leased near Valex's manufacturing facility in Ventura, California, and near the Santa Clara,

California metals service center. The leases are for terms expiring at various times through 2005 and have an aggregate monthly rent of $120,000. The Company owns all other properties. The Company plans to build a new facility for its Reliance Metalcenter location in Santa Clara, California during 1997. In 1996, the Company relocated its Affiliated Metals operation in Salt Lake City, Utah and its Bralco Metals operation in Pico Rivera, California to new, larger, more efficient, state-of-the-art facilities. The following table sets forth certain information with respect to each facility:

                            FACILITIES AND PLANT SIZE

                                                                  PLANT SIZE
                 LOCATION                                          (SQ. FT.)
                 --------                                          ---------

 Reliance Metalcenters
 Alabama:
    Birmingham (Siskin) ......................................      107,000
 Arizona:
   Phoenix
      (Metalcenter)...........................................      104,000
      (Bralco Metals).........................................       46,000
      (Tube Service)..........................................       23,000
 California:
   El Cajon (Tube Service)....................................       18,000
   Los Angeles (Corporate Office).............................       22,000
               (Reliance Steel Company).......................      270,000
   La Mirada (Bralco Metals) .................................      135,000
   Milpitas (Tube Service)....................................       58,000
   National City..............................................       74,000
   Rancho Dominguez (CCC Steel) ..............................      316,000
   Santa Clara................................................       99,000
   Santa Fe Springs
      (MetalCenter)...........................................      155,000
      (Tube Service)..........................................       66,000
 Colorado:
   Colorado Springs...........................................       68,000
   Denver (Tube Service)......................................       21,000
 Kansas:
   Wichita....................................................       45,000
 New Mexico:
   Albuquerque
      (Metalcenter)...........................................       44,000
      (Reliance Steel Company)................................       34,000
 Oregon:
   Portland...................................................       44,000
 South Carolina:
   Spartanburg (Siskin) ......................................       96,000
 Tennessee:
    Chattanooga (Siskin) .....................................      439,000
    Nashville (Siskin) .......................................      117,000
 Texas:
   Arlington..................................................       97,000
   San Antonio................................................       77,000
 Utah:
   Salt Lake City
      (Metalcenter)...........................................      105,000
      (Affiliated)............................................       86,000
      (CCC Steel) ............................................       51,000
 Wyoming:
   Casper.....................................................       11,000
 VALEX CORP.
 Ventura, CA (Headquarters and manufacturing facility)........      117,000
 Distribution Centers
 Phoenix, AZ..................................................        5,000
 Santa Clara, CA..............................................        5,000
 Albuquerque, NM..............................................        7,000
 Portland, OR.................................................        8,000
 Allentown, PA................................................        5,000
 Austin, TX...................................................        8,000
 Sales Office
 Marseille, France............................................          700

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions arising out of its normal course of business. The Company is not a party to any pending legal proceedings other than routine litigation incidental to the business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition. The Company maintains liability insurance against risks arising out of its normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed for trading on the New York Stock Exchange and was first traded on September 16, 1994. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1996 and 1995. This information is based on composite selling prices reported by the New York Stock Exchange.

                                      1996                        1995
                                HIGH         LOW           HIGH           LOW
                              -------     -------        -------       -------
    First Quarter........     $24.652     $18.000        $14.250       $11.375
    Second Quarter.......      39.000      23.125         14.875        11.875
    Third Quarter........      38.250      31.750         20.000        14.625
    Fourth Quarter.......      40.625      34.250         20.750        16.500

     As of March 14, 1997, there were approximately 323 record owners of Reliance Common Stock.

      The Company has paid quarterly cash dividends on its Common Stock for 37 years. For more than each of the last six years, the Company paid at least $.025 per share per quarter. Additionally, for more than each of the last six years, the Company has paid a special dividend of at least $.05 per share. In 1996, the Company paid regular quarterly cash dividends at the rate of $.03 per share per quarter, and paid a special dividend of $.06 per share. The Company has announced that the 1997 regular quarterly dividends paid will be $.035 per share per quarter, with a special dividend of $.07. From time to time, the Company has also paid stock dividends.

     The Board of Directors may reconsider or revise this policy from time to time based on conditions then existing, including the Company's earnings, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant. It is likely that the Board of Directors will continue to declare and pay dividends in the future, provided that earnings are legally available for dividends, but the Board also intends to continue its present policy of retaining a portion of earnings for reinvestment in the operations of the Company and the expansion of its business. In the past five years, the Company has paid between 6% and 10% of its earnings to its shareholders as dividends. The Company can give no assurance, however, that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

     The bank line of credit agreement and the private placement debt agreements contain covenants which, among other things, require the maintenance of minimum working capital and certain net worth ratios that may restrict the Company's ability to pay dividends. In addition, these agreements limit cash dividends payable by the Company based upon the Company's cumulative earnings. At December 31, 1996, the Company had retained earnings in the amount of $16,261,000 available for payment of cash dividends under these provisions.

     The following table sets forth certain information with respect to cash dividends paid by the Company during the past two fiscal years:

    DATE OF DECLARATION   RECORD DATE        PAYMENT DATE          DIVIDENDS
    -------------------   -----------        ------------          ---------
        11/25/96            12/10/96            1/10/97         $.030 per share
         8/26/96             8/30/96             9/6/96         $.030 per share
         5/23/96              6/3/96            6/10/96         $.030 per share
         2/22/96             3/11/96            3/29/96         $.030 per share
         2/22/96             3/11/96            3/29/96         $.060 per share
        11/16/95            12/22/95             1/5/96         $.025 per share
         8/21/95              9/1/95             9/8/95         $.025 per share
         5/25/95              6/2/95             6/9/95         $.025 per share
         2/27/95             3/10/95            3/31/95         $.025 per share
         2/27/95             3/10/95            3/31/95         $.050 per share

ITEM 6. SELECTED FINANCIAL DATA.

     The Selected Consolidated Financial Data presented below should be read in connection with the accompanying Consolidated Financial Statements of the Company and the notes related thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                      1996              1995               1994             1993           1992
                                ---------------    -------------      -------------    -------------    ---------
Income Statement Data:
  Net sales......................$653,975(5)        $561,341(5)        $446,866         $371,207         $345,702
  Cost of sales...................492,199            432,059            344,705          287,090          271,070
                                  -------            -------            -------          -------          -------
  Gross profit....................161,776            129,282            102,161           84,117           74,632
  Warehouse, delivery, selling,
     general and administrative
     expenses.....................118,089             94,609             77,638           68,738           64,026
                                  -------             ------             ------           ------           ------
  Income from operations...........43,687             34,673             24,523           15,379           10,606
  Other income (expense):
     Interest expense..............(3,940)            (1,595)            (2,120)          (2,329)          (2,543)
     Other income...................4,464              2,318(4)           1,799(4)         1,921(4)         3,092(4)
  Equity earnings (losses) of
     50%-owned company and joint
     venture........................5,340              3,199                 48              (38)           1,788(1)
                                    -----              -----             ------           -------          ------
  Income before income taxes.......49,551             38,595             24,250           14,933           12,943
  Income taxes....................(19,761)           (15,893)            (9,840)          (5,701)          (5,370)
                                  --------           --------            -------          -------          -------
  Net income......................$29,790            $22,702            $14,410           $9,232           $7,573
                                  =======            =======            =======           ======           ======
  Earnings per share(2).........   $ 2.85               2.18          $    1.71          $  1.23          $  1.00

  Weighted average common shares
   outstanding(2)(3).............  10,453             10,394              8,416            7,521            7,561
  Cash dividends per share(2)..... $  .18          $     .15             $  .15            $ .15          $   .14
Balance Sheet Data (December 31):
  Working capital................$136,765           $100,731            $84,490          $60,790          $44,396
  Total assets....................391,176            260,473            199,421          163,369          145,416
  Long-term debt..................107,450             30,350              8,532           37,989           19,600
  Shareholders' equity............192,642            163,917            149,983           90,101           83,446

------------

(1) Includes approximately $3,100 related to a one-time LIFO reserve reduction resulting from the contribution of inventory to a 50%-owned joint venture effective January 1, 1992.

(2) Amounts have been retroactively adjusted to reflect the March 1993 5% stock dividend and the 2:1 stock split effective May 1994.

(3) Includes Common Stock equivalents attributable to stock options outstanding, which are not material.

(4) Includes income received from rental agreements with and services provided to FRLP (as defined in Note 3 to the Consolidated Financial Statements), which was dissolved effective September 30, 1995.

(5) Does not include consolidated revenues of $178.9 million and $86.4 million for American Steel, L.L.C. for 1996 and the period July 1 to December 31, 1995, respectively, as this 50% investment is accounted for by the equity method, whereby the Company includes 50% of American Steel's consolidated earnings in the Company's net income and earnings per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The results for the Company's core metals service centers improved from 1995, although the Company experienced pricing pressures for many of its products, particularly nonferrous and stainless steel products. Reductions in the costs of those materials also resulted in declines in sales prices to customers. Such pricing pressures generally resulted in lower gross profit margins for those products compared to 1995. The Company believes its results have been less sensitive to the economic trends affecting the industry because its operations are geographically diversified, it has a wide range of products, and its customer base and the industries to which it sells are highly diversified.

     Additionally, the Company's successful efforts to continue to expand through strategic acquisitions and to increase its physical capacities through \capital expenditure programs have enabled it to lessen the impact of regional economic recessions on the overall results of its operations. Management believes that the Company is positioned to take full advantage of improved economic environments, while at the same time it is poised to operate efficiently in less favorable economies because of its tight cost controls, high inventory turnover and diversification.

RECENT DEVELOPMENTS

     On March 13, 1997, the Company announced that it reached an agreement to purchase 100% of the outstanding shares of Amalco Metals, Inc. ("Amalco"), which is a privately-held metals service center located in the San Francisco area, subject to the successful completion of due diligence. Amalco specializes in precision cut aluminum plate and sheet products. It is expected that the business of Amalco will be combined with the Company's existing metals service center in Santa Clara, California. The combined operation will be housed in a new, larger, state-of-the-art facility in Union City, which is scheduled to be completed early in 1998. This transaction is expected to be completed in April 1997. Amalco's net sales for the twelve months ended April 30, 1996 were approximately $31 million.

     On March 10, 1997, the Company entered into an agreement to purchase 100% of the outstanding capital stock of AMI Metals, Inc. ("AMI"), subject to successful completion of due diligence. AMI is a privately-held company, operating metals service centers in Fontana, California; Wichita, Kansas; Brentwood, Tennessee; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. AMI specializes in the processing and distribution of aluminum plate, sheet and bar products for the aerospace industry. This transaction is expected to be completed in April 1997, at which time management intends to operate AMI as a wholly-owned subsidiary of the Company. The Company plans to fund this acquisition with borrowings under its revolving line of credit. AMI's net sales for the twelve months ended February 28, 1997 were approximately $77 million.

     On October 1, 1996, the Company acquired 100% of the outstanding capital stock of Siskin Steel & Supply Company, Inc. ("Siskin"), a privately-held company, for total consideration of $71 million in cash. Siskin is one of the leading, full-line operators of metals service centers in the Southeastern United States, operating from four different locations. The Company believes Siskin represents an excellent strategic addition because it establishes a strong presence for the Company in the Southeastern United States and increases geographic diversification. The Company financed this acquisition with the proceeds from a private placement of debt. Siskin's net sales for the three months ended December 31, 1996 were $36.3 million.

     On April 3, 1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc. ("CCC Steel") for approximately $25 million in cash. CCC Steel was a privately-held carbon steel service center, with facilities in Los Angeles and Salt Lake City. CCC Steel is known as one of the largest structural steel distribution companies in the Western United States. CCC Steel's net sales for the nine months ended December 31, 1996 were $40.9 million.

     On January 9, 1996, the Company purchased certain assets of a metals service center in Albuquerque, New Mexico. These assets were combined with the Company's existing non-ferrous metalcenter operation in Albuquerque. The Company also opened a Tube Service facility in Denver, Colorado in January 1996.

      In the fourth quarter of 1996, the Company completed construction and relocated the Bralco Metals operation near Los Angeles, California and the Affiliated Metals operation in Salt Lake City, Utah to new, larger, more efficient, state-of-the-art facilities.

     On July 1, 1995, the Company acquired a 50% interest in and complete control over the assets and operations of American Steel, L.L.C. ("American Steel"), a newly formed limited liability company, for $19.25 million in cash. American Steel consisted of three metals service centers in the Pacific Northwest, including an operation in Canada, that were previously wholly-owned by American Industries. The operation in Canada was sold in January 1997. As part of the acquisition, the Company and American Industries each contributed to American Steel their 50% ownership in American Metals Corporation ("American Metals"), a joint venture established in 1993 between the Company and American Industries, which consists of three metals service centers located in the Central Valley of California. As a result of this contribution, American Metals became a wholly-owned subsidiary of American Steel. The American Steel purchase agreement allows the Company to acquire the remaining 50% of American Steel at a future date. As the Company accounts for its investment in American Steel under the equity method of accounting, 50% of the consolidated earnings of American Steel were included in the Company's net income and earnings per share amounts for the six month period ended December 31, 1995 and the twelve months ended December 31, 1996. Consolidated revenues of American Steel for the period July 1, 1995 to December 31, 1995 and for the twelve months ended December 31, 1996 were $86.4 million and $178.9 million, respectively.

     Feralloy Reliance Company, L.P. ("FRLP"), a joint venture in which the Company owned a 50% interest, was dissolved on September 30, 1995. Upon dissolution, the Company received the Los Angeles business of FRLP, and certain assets and liabilities related thereto, as a distribution. The Los Angeles business consisted of a steel service center operation and a steel slitting operation. On November 3, 1995, the Company sold certain assets of the Los Angeles steel slitting operation. This transaction did not have a material effect on the financial position or results of operations of the Company. The Company is operating the steel service center business received upon the dissolution of the FRLP joint venture as a separate division. Revenues for the period October 1, 1995 to December 31, 1995 and for the twelve months ended December 31, 1996 were $8.9 million and $41.8 million, respectively.

     In 1996, Valex Corp. ("Valex"), a 97%-owned subsidiary, opened an international sales office in Marseille, France. The Company believes the European region is one of the areas of great potential for Valex's products. During 1995, the Company opened three additional distribution centers for Valex in Portland, Oregon; Austin, Texas; and Phoenix, Arizona. These centers allow Valex to provide customers local access to a broad range of products and to more effectively market the products.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for the Company's metals service centers and Valex Corp. for each of the three years in the period ended December 31, 1996 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                                            1996                 1995                    1994
                                                     -----------------    -------------------    ---------------------
                                                                 % OF                  % OF                    % OF
                                                         $    NET SALES      $       NET SALES      $       NET SALES
                                                     --------  -------    --------   --------    --------    --------
Net sales:
  Metals service centers .......................     $607,833     92.9%   $520,384       92.7%   $417,463       93.4%
  Valex Corp. ..................................       46,142      7.1      40,957        7.3      29,403        6.6
                                                     --------  -------    --------   --------    --------     --------
          Total sales ..........................      653,975    100.0     561,341      100.0     446,866      100.0
Gross profit:
  Metals service centers .......................      145,331     22.2     116,298       20.7      92,743       20.8
  Valex Corp. ..................................       16,445      2.5      12,984        2.3       9,418        2.1
                                                     --------  -------    --------   --------    --------     --------
          Total gross profit ...................      161,776     24.7     129,282       23.0     102,161       22.9
Operating expenses:
  Metals service centers .......................      108,076     16.5      86,839       15.5      71,695       16.0
  Valex Corp. ..................................       10,013      1.5       7,770        1.4       5,943        1.3
                                                     --------  -------    --------   --------    --------     --------

          Total operating expenses .............      118,089     18.0      94,609       16.9      77,638       17.4
Income from operations:
  Metals service centers .......................       37,255      5.7      29,459        5.2      21,048        4.7
  Valex Corp. ..................................        6,432      1.0       5,214         .9       3,475         .8
                                                     --------  --------   --------   --------    --------     --------
          Total operating income ...............     $ 43,687      6.7%   $ 34,673        6.1%   $ 24,523        5.5%
                                                     ========  ========   ========   ========    ========     ========
FIFO income from operations ....................     $ 38,436      5.9%   $ 43,721        7.8%   $ 25,846        5.8%
                                                     ========  ========   ========   ========    ========     ======

      Inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation as the Company believes it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of decreasing prices, which the Company experienced during 1996, LIFO accounting will cause reported income to be higher than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. The table above and the discussions that follow present certain information as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method. Inventories for Valex Corp. have been stated on the FIFO method, which is not in excess of market.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $92,634, or 16.5%, for the year 1996 compared to 1995. The increase in metals service centers' net sales of $87,449, or 16.8%, reflects an increase in tons sold of 52.0% and a decrease in the average selling price per ton of 22.6% for the 1996 period compared to 1995. These changes are primarily due to additional sales volume and a change in product mix during 1996. 1996 sales reflect the inclusion of three months of net sales of Siskin (acquired October 1, 1996), nine months of net sales of CCC Steel (acquired April 3, 1996), and twelve months of net sales of the Los Angeles business received October 1, 1995, upon the dissolution of the FRLP joint venture. These operations sell a significant volume of carbon steel products, which generally have lower selling prices than other products sold by the Company. The average selling prices decreased for all products for the 1996 period compared to 1995, with the most significant decreases in aluminum and stainless steel products.

     Consolidated net sales includes net sales of Valex, which increased $5,185, or 12.7%, due to the accelerated construction activities of the semiconductor manufacturing industry in 1996 as compared to 1995. However, the majority of this increase occurred in the first half of 1996, with the rate of increase in Valex's sales slowing in the second half of 1996. Declining sales in the second half of 1996, as compared to the first half of 1996, were due to the slowdown in the construction activities in the semiconductor manufacturing industry. The Company currently estimates that this slowdown in the semiconductor manufacturing industry will last at least through the second quarter of 1997. While the Company has responded to the slowdown by reducing the Valex workforce and other costs in 1996, the Company is also positioning Valex for expected longer term growth.

     Included in other income for 1996 is a gain of $1,519 realized on the sale of the real estate at the Bralco Metals facility near Los Angeles.

     Total gross profit increased $32,494, or 25.1%, compared to 1995. Expressed as a percentage of sales, gross profit increased to 24.7% for 1996, compared to 23.0% in 1995. On a FIFO basis, gross profit in 1996 for the metals service centers was 23.0% of sales, compared to 24.1% in 1995. The decline in FIFO gross profit for the metals service centers resulted primarily from declining prices for stainless steel and aluminum products during 1996. The decrease in the LIFO reserve of $5,251 during 1996 was caused mainly by a decrease in the costs of the Company's raw materials. Valex's gross profit percentage increased to 35.6% of sales for 1996, compared to 31.7% for the 1995 year. The 1996 gross profit percentage improved from 1995 due to, in the first six months of 1996, the increased sales volume and production efficiency gains realized from recent capital improvements.

     Warehouse, delivery, selling, and general and administrative expenses increased $20,224, or 22.6%, for 1996 compared to 1995. These expenses represented 16.8% and 15.9% of sales in 1996 and 1995, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1996 period, which includes the expenses for Siskin, CCC Steel and the Los Angeles service center received upon the dissolution of FRLP. The percentage increase includes expenses (approximately $1,000) associated with terminating the Company's defined benefit pension plan. During 1996, the Company implemented a 401(k) plan to replace its pension plan.

     Income from operations increased 26% from $34,673 in 1995 to $43,687 in 1996. The increase was attributable to the decrease in the LIFO reserve, as discussed above, and the inclusion of operating income from companies acquired in 1996. Income from operations increased $7,796, or 26.5%, and $1,218, or 23.4%, in 1996, compared to 1995, for the metals service centers and Valex, respectively.

     Interest expense increased $2,345 in 1996 compared to 1995 due to an increase in the average debt outstanding during 1996. This increase was due to funding the acquisitions of CCC Steel in April 1996 and Siskin in October 1996 through the Company's revolving credit agreement and issuance of promissory notes in connection with the Siskin acquisition.

     Equity in earnings from a 50%-owned company and a joint venture increased $2,141 in 1996 due to the acquisition of a 50% interest in American Steel as of July 1, 1995, resulting in twelve months of earnings included in 1996 compared to six months included in 1995. The increase was also due to the dissolution of the FRLP joint venture in September 1995.

     The effective income tax rate of the Company decreased from 41.2% in 1995 to 39.9% in 1996, mainly due to a decrease in the effective state tax rate due to a change in the geographical sales mix.

      Earnings per share for 1996 of $2.85 includes $.09 per share attributable to the sale of real estate discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $114,475, or 25.6%, for the year 1995 compared to 1994. These amounts include net sales of Valex, which increased $11,554, or 39.3%, due to the accelerated construction activities of the semiconductor manufacturing industry and Valex's increased capacity to meet demand. The increase in metals service centers' net sales of $102,921, or 24.6%, reflects an increase in tons sold of

8.4% and an increase in the average sales price per ton of 15.3%. For the first nine months of 1995, there was an increase in tons sold of 1% and an increase in the average sales price per ton of 23.7%. The primary reason these percentages changed during the fourth quarter was due to the additional sales of the Los Angeles business received upon the dissolution of the FRLP joint venture which increased volume and reduced average sales prices, as this operation handles carbon steel products which have a lower market value than aluminum or stainless steel products. The volume increase in the metals service centers reflects a general rise in overall economic activity in the Company's market areas. 1995 results also reflect increased costs of metals and stronger demand in most of the industries to which the Company's products are sold, as compared to 1994.

     Total gross profit increased $27,121, or 26.6%, in 1995 compared to 1994. Expressed as a percentage of sales, gross profit remained relatively constant at 23.0% for 1995, compared to 22.9% in 1994. On a FIFO basis, gross profit in 1995 for the metals service centers was 24.1% of sales, compared to 22.5% in 1994. The increase in the LIFO reserve of $9,048 during 1995 was caused by an increase in the costs of the Company's raw materials, as well as an increase in inventory quantities in response to the higher sales volume and the inventory received upon the dissolution of the FRLP joint venture. Valex's gross profit remained substantially the same at 31.7% of sales for 1995, compared to 32% for the 1994 year.

     Warehouse, delivery, selling, and general and administrative expenses increased $16,053, or 21.9%, for 1995 compared to 1994. These expenses represented 16.9% and 17.4% of sales in 1995 and 1994, respectively. However, the increase in expenses of 21.9% was less than the increase in sales of 25.6%, due to the Company's efforts to control costs and the fixed cost components of those expenses.

     Income from operations increased from $24,523 in 1994 to $34,673 in 1995, or 41.5%, because the increase in gross profit dollars from the increased sales volume exceeded the related increase in operating expenses. Income from operations increased $8,411, or 40.3%, and $1,739, or 49%, in 1995, compared to 1994, for the metals service centers and Valex, respectively.

     Interest expense decreased $525 in 1995 compared to 1994 despite an increase in the average debt outstanding during the last two quarters of 1995, which was mostly offset by generally lower interest rates during that period. Proceeds from the Company's initial public offering in September 1994 were used to pay off all outstanding bank debt, which reduced average debt outstanding and interest expense during the fourth quarter of 1994. Borrowings were made in the third quarter of 1995 to fund a portion of the acquisition of a 50% interest in American Steel and to pay off debt related to the Los Angeles operations upon the dissolution of the FRLP joint venture.

     Equity earnings from a 50%-owned company and joint ventures increased in 1995 due to the acquisition of a 50% interest in American Steel as of July 1, 1995, and due to the dissolution of the FRLP joint venture.

     The effective income tax rate of the Company increased from 40.6% in 1994 to 41.2% in 1995, mainly due to the tax effect of the dissolution of the FRLP joint venture.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     At December 31, 1996, working capital amounted to $136,765, compared to $100,731 at December 31, 1995. The increase in working capital is due to the working capital of companies acquired during 1996 and cash generated from operations. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

     The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving credit facility. The Company's borrowing limit under the revolving line of credit was increased from $65,000 to $100,000 in June 1996, and to $125,000 in March 1997. During 1996, the Company funded the acquisition of CCC Steel with borrowings under the revolving line of credit. The acquisition of Siskin was funded by the issuance of $65,000 of promissory notes by the Company and with borrowings under the revolving line of credit. In November 1996, the Company entered into agreements with insurance companies for a private placement of debt in the amount of $75,000. This debt was funded in January 1997, and the proceeds were used to pay off the $65,000 of promissory notes issued for the acquisition of Siskin with the balance of $10,000 applied to reduce the borrowings under the Company's revolving credit facility.

     Net capital expenditures were $21,395 for the 1996 year. The Company did not have any material commitments for capital expenditures as of December 31, 1996. The Company anticipates that the funds generated from operations and funds available under its existing bank line of credit will be sufficient to meet its working capital needs for the foreseeable future, including the expansion of its facilities at certain of its metals service centers planned for the 1997 year.

     In December 1994, the Company adopted a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares of its Common Stock. Early in 1995, the Board of Directors authorized the purchase of up to an additional 500,000 shares. The Company purchased a total of 651,800 shares of its Common Stock at an average cost of $12.18 per share as of December 31, 1996, all of which were redeemed and are being treated as authorized but unissued shares. 627,300 of those shares were repurchased during 1995. In January and February 1997, the Company purchased an additional 218,800 shares, at an average cost of $29.83 per share. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

     It is expected that the acquisitions of Amalco and AMI, which are subject to the successful completion of due diligence, would be funded under the Company's revolving line of credit.

INFLATION

     The Company's operations have not been, nor are they expected to be, materially affected by inflation.

     Historically, the Company has been successful in raising prices to its customers in periods of increasing metal prices and has had to reduce prices to its customers in periods of declining metal prices. Changes in metal prices, therefore, affect the Company's sales and earnings.

SEASONALITY

     The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, product and customer diversity, however, the Company's operations have not shown any material seasonal trends, although the months of November and December traditionally have been less profitable because of a reduced number of working days for shipments of the Company's products and seasonal closures for some of its customers. There can be no assurance that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          RELIANCE STEEL & ALUMINUM CO.

                          AUDITED FINANCIAL STATEMENTS

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Report of Independent Auditors............................................. 20
Consolidated Balance Sheets at December 31, 1996 and 1995.................. 21
Consolidated Statements of Income for the Years ended December 31, 1996,
 1995 and 1994............................................................. 22
Consolidated Statements of Shareholders' Equity for the Years ended
 December 31, 1996, 1995 and 1994.......................................... 23
Consolidated Statements of Cash Flows for the Years ended December 31,
 1996, 1995 and 1994....................................................... 24
Notes to Consolidated Financial Statements................................. 26
Quarterly Results of Operations (Unaudited) for the Years ended
 December 31, 1996, 1995 and 1994.......................................... 35

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly, in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP


Long Beach, California
February 17, 1997, except for Note 10,
as to which the date is March 13, 1997

                          RELIANCE STEEL & ALUMINUM CO.

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                      ----------------------
                                                                                          1996        1995
                                                                                      ------------  --------
           Current assets:
             Cash and cash equivalents..............................................  $     815       $18,012
             Accounts receivable, less allowance for doubtful accounts of $2,899
                in 1996 and $3,253 in 1995..........................................     73,092        68,874
             Inventories............................................................    122,778        71,976
             Prepaid expenses and other current assets..............................      6,700         5,550
             Deferred income taxes..................................................      7,515         2,525
                                                                                          -----         -----
           Total current assets.....................................................    210,900       166,937
           Property, plant and equipment, at cost:
             Land...................................................................     21,054        14,873
             Buildings..............................................................     80,687        36,688
             Machinery and equipment................................................     88,551        67,802
             Allowances for depreciation............................................    (56,678)      (53,077)
                                                                                        --------      --------
                                                                                        133,614        66,286
           Investment in 50%-owned company..........................................     28,958        25,561
           Other assets.............................................................     17,704         1,689
                                                                                         ------         -----
           Total assets.............................................................   $391,176      $260,473
                                                                                       ========      ========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
             Accounts payable.......................................................  $  50,274      $ 46,800
             Accrued expenses.......................................................      9,093         6,078
             Wages and related accruals.............................................      4,636         5,292
             Income taxes payable...................................................         90         5,136
             Deferred income taxes .................................................      7,587            --
             Current maturities of long-term debt...................................      2,455         2,900
                                                                                          -----         -----
           Total current liabilities................................................     74,135        66,206
           Long-term debt...........................................................    107,450        30,350
           Deferred income taxes....................................................     16,949            --
           Commitments..............................................................         --            --
           Shareholders' equity:
             Preferred stock, no par value:
                Authorized shares -- 5,000,000
                None issued or outstanding..........................................         --            --
             Common stock, no par value:
                Authorized shares -- 20,000,000
                Issued and outstanding shares -- 10,326,287 in 1996 and 10,272,307
                 in 1995, stated capital............................................     61,131        60,344
             Retained earnings......................................................    131,511       103,573
                                                                                        -------       -------
           Total shareholders' equity...............................................    192,642       163,917
                                                                                        -------       -------
           Total liabilities and shareholders' equity...............................   $391,176      $260,473
                                                                                       ========      ========

                            See accompanying notes.

                          RELIANCE STEEL & ALUMINUM CO.

                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                         1996             1995             1994
                                                                      ------------  ---------------  ------------
      Net sales...................................................     $653,975         $561,341         $446,866
      Other income................................................        4,464            2,318            1,799
                                                                      ----------           -----            -----
                                                                        658,439          563,659          448,665
      Costs and expenses:
        Cost of sales.............................................      492,199          432,059          344,705
        Warehouse, delivery, selling, administrative and general..      109,625           89,401           73,348
        Depreciation and amortization.............................        8,464            5,208            4,290
        Interest..................................................        3,940            1,595            2,120
                                                                       --------         --------         --------
                                                                        614,228          528,263          424,463
                                                                       --------         --------         --------
      Income before equity in earnings  of 50%-owned
        company and joint venture and income taxes................       44,211           35,396           24,202
      Equity in earnings  of 50%-owned company and
        joint venture.............................................        5,340            3,199               48
                                                                       --------         --------         --------
      Income before income taxes..................................       49,551           38,595           24,250
      Income taxes................................................       19,761           15,893            9,840
                                                                       --------         --------         --------
      Net income..................................................      $29,790          $22,702          $14,410
                                                                       ========         ========          =======
      Earnings per share..........................................        $2.85            $2.18            $1.71
                                                                       ========         ========          =======
      Weighted average shares outstanding.........................   10,453,309       10,394,172        8,416,249
                                                                     ==========       ==========        =========

                             See accompanying notes.

                          RELIANCE STEEL & ALUMINUM CO.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         COMMON STOCK
                                                                     -----------------------         RETAINED
                                                                     SHARES           AMOUNT         EARNINGS
                                                                     ------           ------         --------
        Balance at January 1, 1994..............................    7,341,618       $ 16,491        $ 73,610
          Net income for the year...............................           --             --          14,410
          Stock options exercised...............................      103,452          1,172              --
          Stock issued under incentive bonus plan...............       11,134            190              --
          Cash dividends-- $.15 per share.......................           --             --          (1,192)
          Repurchase of stock...................................      (41,568)          (184)           (418)
          Issuance of stock, net of offering costs of $612......    3,450,000         45,904              --
                                                                   ----------        -------        --------
        Balance at December 31, 1994............................   10,864,636         63,573          86,410
          Net income for the year...............................           --             --          22,702
          Stock options exercised...............................       11,500            106              --
          Stock issued under incentive bonus plan...............       23,471            311              --
          Cash dividends-- $.15 per share.......................           --             --          (1,556)
          Repurchase of stock...................................     (627,300)        (3,646)         (3,983)
                                                                   ----------        -------        --------
        Balance at December 31, 1995............................   10,272,307         60,344         103,573
          Net income for the year...............................           --             --          29,790
          Stock options exercised...............................       37,407            404              --
          Stock issued under incentive bonus plan...............       16,573            383              --
          Cash dividends-- $.18 per share.......................           --             --          (1,852)
                                                                   ----------        -------        --------
        Balance at December 31, 1996............................   10,326,287        $61,131        $131,511
                                                                   ==========        =======        ========


                             See accompanying notes.

                                               RELIANCE STEEL & ALUMINUM CO.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                              1996           1995          1994
                                                                         -------------  -------------  ---------
        OPERATING ACTIVITIES
        Net income.....................................................      $29,790        $22,702        $14,410
        Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization................................        8,464          5,208          4,290
          Deferred taxes...............................................        1,535         (1,777)           284
          Losses on sales of equipment.................................          459            387            563
          Net gain on sale of real estate..............................       (1,519)            --             --
          Equity in earnings of 50%-owned company and joint
             venture...................................................       (4,823)        (3,199)           (48)
          Changes in operating assets and liabilities:
             Accounts receivable.......................................       16,445            (32)       (13,898)
             Inventories...............................................       (6,687)        (3,175)        (7,129)
             Prepaid expenses and other assets.........................        3,625          1,343         (1,346)
             Income taxes payable......................................       (5,051)         3,799          1,292
             Accounts payable and accrued expenses.....................       (5,812)        14,099          4,484
                                                                             -------         ------         ------
        Net cash provided by operating activities......................       36,426         39,355          2,902
        INVESTMENT ACTIVITIES
        Purchases of property, plant and equipment.....................      (21,395)        (7,867)        (9,510)
        Proceeds from sales of equipment...............................        1,082             68          1,126
        Acquisition of CCC Steel, Inc. ................................      (24,974)            --             --
        Acquisition of Siskin Steel & Supply Company, Inc. ............      (70,935)            --             --
        Acquisition of certain assets of a metals service center.......           --             --         (5,533)
        Purchase of a 50%-owned company................................           --        (19,250)            --
        Dividends received from 50%-owned company .....................        1,426          1,405             --
        Change in investment in joint ventures.........................           --             --          1,952
        Proceeds from the sale of certain assets of a metals service
          center.......................................................           --          4,200             --
                                                                                  --          -----             --
        Net cash used in investing activities..........................     (114,796)       (21,444)       (11,965)
        FINANCING ACTIVITIES
        Proceeds from borrowings.......................................      105,273         32,097             --
        Principal payments on long-term debt and short-term
          borrowings...................................................      (43,035)       (31,571)       (29,695)
        Dividends paid.................................................       (1,852)        (1,556)        (1,103)
        Issuance of common stock.......................................          787            417         47,266
        Repurchase of common stock.....................................           --         (7,629)          (602)
                                                                              ------         ------         ------
        Net cash provided by (used in) financing activities............       61,173         (8,242)        15,866
                                                                              ------         ------         ------
        (Decrease) increase in cash and cash equivalents...............      (17,197)         9,669          6,803
        Cash and cash equivalents at beginning of year.................       18,012          8,343          1,540
                                                                              ------          -----          -----
        Cash and cash equivalents at end of year.......................         $815        $18,012         $8,343
                                                                                ====        =======         ======

                            See accompanying notes.

                          RELIANCE STEEL & ALUMINUM CO.

                                 (IN THOUSANDS)

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

     During 1995, certain assets of the Company were exchanged in a non-monetary transaction. The asset value exchanged was approximately $4,305. Additionally, the Company's 50% interest in American Metals Corporation was contributed to American Steel, L.L.C., of which the Company owns 50%.

     Effective at the close of business on September 30, 1995, the Company received the following assets and liabilities upon the dissolution of the Feralloy Reliance Company, L.P. joint venture:

            Inventory.............................    $19,678
            Accounts receivable...................     11,666
            Fixed assets..........................      2,567
            Other assets..........................        159
            Liabilities...........................      4,881
            Note payable..........................     21,400

                             See accompanying notes.

                          RELIANCE STEEL & ALUMINUM CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include CCC Steel, Inc., MetalCenter, Inc., Siskin Steel & Supply Company, Inc. and 97%-owned Valex Corp. on a consolidated basis ("the Company"). All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 50% investment in American Steel, L.L.C. and its investment in joint ventures on the equity method of accounting.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Business

     The Company, including its 50% investment in American Steel, L.L.C, operates a network of 33 metals service centers in 13 states, which provide value-added metals processing services and distribute a full line of over 20,000 metal products. Valex Corp. is a leading domestic manufacturer and international distributor of electropolished stainless steel tubing and fittings for use in the semiconductor industry. Valex operations include 6 distribution centers in 6 states and an international sales office in addition to its headquarters and manufacturing facility.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in various industries. Credit is extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided.

Fair Values of Financial Instruments

      Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by major financial institutions.

Inventories

     Inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 1996 and 1995, inventories would have been $25,312,000 and $30,563,000 higher, respectively, had the first-in, first-out method ("FIFO") been used. Inventories of Valex Corp. were $19,130,000 and $9,188,000 at December 31, 1996 and 1995,
respectively, and are stated on the FIFO method, which is not in excess of market.

Depreciation

     The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

                  Buildings.................................   31 1/2 years
                  Machinery and equipment...................   3-10 years

Other Assets

      Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized over the period of expected benefit of 40 years. Other intangible assets are being amortized over the period of expected benefit, generally 5 years.

Revenue Recognition

      The Company recognizes revenue from product sales at the time of shipment. Provisions are made currently for estimated returns.

Stock-Based Compensation

      The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees" and related interpretations. Management has determined that the effect of applying Financial Accounting Standards Board Statement No. 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Earnings Per Share

     Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents (attributable to stock options, which are not material) outstanding during each period. Common stock equivalents were calculated using the treasury stock method. All weighted shares and per-share amounts have been adjusted for a 2 for 1 common stock split that occurred in May 1994.

2. ACQUISITIONS

    Effective October 1, 1996, the Company purchased 100% of the outstanding voting and non-voting capital stock of Siskin Steel & Supply Company, Inc. ("Siskin") for $71,000,000. Siskin was a privately-held metals service center in the Southeastern United States, with locations in Chattanooga and Nashville, Tennessee; Spartanburg, South Carolina; and Birmingham, Alabama. The purchase of Siskin was funded by drawing $6,000,000 on the Company's revolving line of credit and issuing $65,000,000 of promissory notes. The promissory notes were redeemed on January 2, 1997 from the proceeds of a private placement of debt of $75,000,000.

     Effective April 3,1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc. ("CCC Steel") for approximately $25,000,000 in cash. CCC Steel was a privately-held carbon steel service center, with facilities in Los Angeles and Salt Lake City. The purchase was funded through the Company's revolving line of credit.

     These purchases were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired of $2,155,000 and $13,598,000 for Siskin and CCC Steel, respectively, has been recorded as goodwill. Related amortization expense amounted to approximately $300,000 for the year ended December 31, 1996.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each period after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 1995, or of any potential results which may occur in the future.


                                                              DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
                                                      1996                 1995
                                                      ----                 ----
          Proforma:
          Net sales..............................  $780,109            $767,401
          Net income.............................    30,740              26,393
          Earnings per share.....................     $2.94                2.54


      On January 9, 1996, the Company purchased certain assets of a metals service center in Albuquerque, New Mexico. These assets were combined with the Company's existing non-ferrous metalcenter operations in Albuquerque. In August 1994, the Company purchased certain assets of a metals service center in Salt Lake City, Utah for a purchase price of approximately $5,500,000. These acquisitions were accounted for using the purchase method and were not material to the financial statements of the Company.

3. INVESTMENTS IN 50%-OWNED COMPANY AND JOINT VENTURE

     On July 1, 1995, the Company acquired a 50% interest in the Membership Units of American Steel, L.L.C. ("American Steel"), a newly-formed company, for $19,250,000 in cash. American Steel is owned 50% each by American Industries, Inc. ("American") and the Company and includes American's former metals service centers in Portland, Oregon and Kent (Seattle), Washington. At the date of acquisition, American Steel also owned a metals service center in Vancouver, British Columbia, which was sold in January 1997. Additionally, American and the Company each contributed their 50% interests in American Metals Corporation ("American Metals"), a joint venture created in 1993 between the Company and American, to American Steel. American Metals consists of three metals service centers in California. The Operating Agreement provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of American, or December 31, 2005. The price shall be the greater of American's current Capital Account or 50% of the fair market value of American Steel. The Operating Agreement gives the Company complete control over the assets and operations of American Steel. Summarized financial information for American Steel, accounted for by the equity method, is as follows as of and for the twelve months ended December 31, 1996 and for the six months ended December 31, 1995 (in thousands):

                                                               1996     1995
                                                               ----     ----
    Current assets......................................   $ 46,462 $ 51,638
    Property, plant, and equipment and other assets.....     48,373   48,864
    Current liabilities.................................      9,553   34,398
    Long-term liabilities...............................      3,319    4,068
    Net sales...........................................    178,882   86,394
    Gross profit........................................     45,055   21,012
    Income before income taxes..........................     10,281    4,278
    Net income..........................................      9,247    3,954

     At the close of business on September 30, 1995, the Company completed an agreement with Feralloy Corporation to terminate their joint venture, Feralloy Reliance Company, L. P. ("FRLP"). Under terms of the agreement, the net assets and the business of the joint venture's service center operation based in Fremont were distributed to Feralloy West Company. The net assets and the business of the service center operation based in Los Angeles, which consisted of a steel slitting operating and a service center operation, were distributed to the Company. On November 3, 1995, the Company sold certain assets of the Los Angeles steel slitting operation. This transaction did not have a material effect on the financial position or results of operations of the Company. The Company is operating the steel service center business received upon the dissolution of the FRLP joint venture as a separate division. Revenues for the period October 1, 1995 to December 31, 1995 and for the twelve months ended December 31, 1996 were $8,900,000 and $41,800,000, respectively.

     The Company leased buildings and cranes to FRLP through September 30, 1995 and through December 31, 1994 subleased a building to FRLP at a rate which was equal to the Company's lease payments. For a fee, the Company also provided data processing, accounting and certain administrative services to FRLP through September 30, 1995.

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                      -----------------------
                                                                                         1996         1995
                                                                                      ----------   ----------
                                                                                           (IN THOUSANDS)
             Revolving line of credit ($100,000,000 limit), due July 31, 1999, interest at variable rates (6.06% at December 31, 1996),
               payable monthly.....................................................      $39,000      $25,000
             Promissory notes, due January 2, 1997, interest payable
                at maturity at 6.16%...............................................       65,000           --
             Variable Rate Demand Industrial Development Revenue Bonds, Series
               1989 A, due July 1, 2014, with interest payable quarterly;
               average interest rate during 1996 of  3.6%..........................        3,550        3,650
             9% Senior Notes, due March 1, 1997, semiannual payments of
               $1,400,000, with interest payable quarterly.........................        1,800        4,600
             Revolving line of credit ($10,000,000 limit), due February 28, 1997,
                interest at variable rates (7.0% at December 31, 1996).............          555           --
                                                                                      ----------   ----------
                                                                                         109,905       33,250
             Less amounts due within one year......................................       (2,455)      (2,900)
                                                                                      ----------   ----------
                                                                                        $107,450      $30,350
                                                                                      ==========   ==========

     The Company's revolving line of credit, as amended, was increased to $100,000,000 during 1996. In connection with the acquisition of Siskin, the company issued $65,000,000 of promissory notes to the shareholders of Siskin. The notes were collateralized by standby letters of credit obtained under the Company's revolving line of credit. The promissory notes have been excluded from current liabilities due to the refinancing of the obligation with the long-term senior unsecured notes on January 2, 1997. The summary of aggregate maturities of long-term debt summarized below include the payment terms of the senior unsecured notes.

     The promissory notes were redeemed on January 2, 1997 from the proceeds of the issuance of $75,000,000 in senior unsecured notes in a private placement of debt. The notes mature at various dates during the period January 2, 2004 to January 2, 2009 and bear interest at an average interest rate of 7.22%.

     The Company's long-term loan agreements include certain restrictions on the amount of corporate borrowings, leasehold obligations, investments, cash dividends, capital expenditures, and acquisition of the Company's Common Stock, among other things. In addition, the agreements require the maintenance of certain financial ratios. At December 31, 1996, retained earnings in the amount of $16,261,000 were available for the payment of cash dividends.

     Interest paid during 1996, 1995 and 1994 amounted to $2,550,000, $1,434,000, and $2,208,000, respectively.

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

               1997..........................       $2,455
               1998..........................          100
               1999..........................       39,100
               2000..........................          100
               2001..........................          100
               Thereafter....................       68,050
                                                  --------
                                                  $109,905
                                                  ========

5. STOCK OPTION PLANS

     During 1989, the Company adopted a Non-Qualified Stock Option Plan which provided for the granting of options to key employees to purchase up to 420,000 shares of the Company's Common Stock at a price at least equal to the fair market value of the stock at the grant date. The Plan, by its terms, expired on December 31, 1993. No options are exercisable until after one year from the grant date, and in each of the following four years, 25% of the options become exercisable on a cumulative basis. Options are exercisable for a period of five years from the date of grant. All options outstanding under the 1989 Plan expire during 1997. Transactions under this plan are as follows:

                                                               WEIGHTED AVERAGE
                           STOCK OPTIONS             SHARES      EXERCISE PRICE
                           -------------             ------      --------------

      Outstanding at January 1, 1994..............   281,394           $8.88
        Granted...................................        --              --
        Exercised.................................  (103,452)          $7.69
        Expired...................................   (64,018)          $7.69
                                                    --------          ------
      Outstanding at December 31, 1994............   113,924          $10.62
        Granted...................................        --              --
        Exercised.................................   (11,500)          $9.20
        Expired...................................    (3,150)         $10.78
                                                    --------          ------
      Outstanding at December 31, 1995............    99,274          $10.78
        Granted...................................        --              --
        Exercised.................................   (37,407)         $10.78
        Expired...................................    (3,150)         $10.78
                                                    --------          ------
      Outstanding at December 31, 1996............    58,717          $10.78
                                                    ========          ======


     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1994 Plan"). There were 750,000 shares of Common Stock reserved for issuance under the 1994 Plan. The 1994 Plan provides for granting of stock options that may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code") or "non-qualified stock options," which do not satisfy the provisions of
Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding Common Stock of the

Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than ten years from the date of the 1994 Plan. All options granted have five year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

     On January 24, 1996, non-qualified stock options to purchase 221,500 shares of the Company's Common Stock at $18.25 per share were granted under the 1994 Plan. No options were granted during 1995 or 1994. No options were exercisable during 1996.

6. INCOME TAXES

     Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                 DECEMBER 31,
                                                                            ---------------------
                                                                              1996        1995
                                                                            ---------   ---------
      Deferred tax assets:
        Accrued expenses not currently deductible for tax................     $6,287       $4,738
        Tax basis in excess of book basis of assets transferred to the
           Company upon dissolution of FRLP (Note 3).....................         --        1,448
        Unicap...........................................................        783        1,041
        Goodwill ........................................................        445          301
                                                                            ---------   ---------
      Total deferred tax assets..........................................      7,515        7,528
                                                                            ---------   ---------
      Deferred tax liabilities:
        Tax over book depreciation.......................................      9,030        4,600
        Book basis in excess of tax basis on:
          Inventory acquired.............................................      7,574           --
          Property, plant and equipment acquired.........................      7,919           --
        Other, net.......................................................         13          403
                                                                            ---------   ---------
      Total deferred tax liabilities.....................................     24,536        5,003
                                                                            ---------   ---------
      Net deferred (liabilities) assets..................................   $(17,021)      $2,525
                                                                            =========   =========

     Significant components of the provision for income taxes are as follows (in thousands):

                                       YEAR ENDED DECEMBER 31,
                            ---------------------------------------
                                1996          1995           1994
                            -----------   -----------   -----------
      Current:
        Federal..........      $14,598       $13,824         $7,559
        State............        3,628         3,846          1,997
                            -----------   -----------   -----------
                                18,226        17,670          9,556
      Deferred:
        Federal..........        1,232        (1,652)            61
        State............          303          (125)           223
                            -----------   -----------   -----------
                                 1,535        (1,777)           284
                            -----------   -----------   -----------
                               $19,761       $15,893         $9,840
                            ===========   ===========   ===========

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                         1996          1995           1994
                                                                     -----------   -----------  -----------

      Income tax at U.S. statutory tax rates...................            35.0%         35.0%         35.0%
      State income tax, net of federal tax effect..............             5.0           5.6           6.0
      Other....................................................             (.1)           .6           (.4)
                                                                     -----------   -----------  -----------
      Effective tax rate.......................................
                                                                           39.9%         41.2%         40.6%
                                                                     ===========   ===========  ===========


     Income tax payments during 1996, 1995 and 1994 were $22,922,000, $13,871,000 and $7,889,000, respectively.

7. SHAREHOLDERS' EQUITY

     In September 1994, the Company sold 3,450,000 shares at an initial offering price of $14.50 per share. The proceeds of $45,904,000 (net of underwriter commissions and offering costs) were used for the pay down of bank debt, for working capital purposes and to fund a portion of the acquisition of a 50% interest in American Steel, L.L.C.

     In December 1994, the Board of Directors approved a stock repurchase plan, authorizing the Company to purchase up to 500,000 shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. In February 1995, the Board of Directors authorized the Company to purchase up to an additional 500,000 shares. As of December 31, 1996, the Company repurchased a total of 651,800 shares of its Common Stock at an average cost of $12.18 per share. No shares were repurchased during 1996

8. LEASES

     The Company leases land and buildings under noncancelable operating leases expiring in various years through 2001. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1996 (in thousands):

                  1997.................................     $2,884
                  1998.................................      2,393
                  1999.................................      1,119
                  2000.................................        848
                  2001.................................        565
                  Thereafter...........................      1,079
                                                            ------
                                                            $8,888
                                                            ======

     Total rental expense amounted to $3,858,000, $2,099,000, and $1,881,000 for 1996, 1995 and 1994, respectively.

9. EMPLOYEE BENEFITS

     The Company has an employee stock ownership plan ("the ESOP") and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan which covers salaried and certain hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board of Directors of the Company, except that the minimum amount must be sufficient to enable the ESOP Trust to meet its current obligations.

     The Company has a noncontributory defined benefit pension plan covering salaried and certain hourly employees of the Company. Benefits are based upon the employees' earnings. The annual contribution is based upon the minimum funding requirement under Section 412 of the Internal Revenue Code. There is no past service liability in connection with the pension plan. The assets of the pension plan consist primarily of investments in short-term money market funds, common stock of publicly traded companies and the Company's Common Stock. On July 5, 1996, benefits under the pension plan were frozen, as the Company elected to replace the pension plan with a 401(k) plan. During 1996, the Company recorded an additional net pension expense of approximately $1,000,000 related to termination of the plan. The Board of Directors of the Company approved the termination of the pension plan in February 1997. Distributions under the pension plan will be made in 1997.

     The net periodic pension costs for the plans are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        ------------------------
                                                                      1996         1995         1994
                                                                  -----------  -----------  --------
                                                                             (IN THOUSANDS)
      Service costs -- benefits earned during the year........      $  308         $443         $387
      Interest cost on projected benefit obligation...........         525          444          400
      Actual return on assets.................................        (949)        (752)        (386)
      Net amortization and deferral...........................         573          444           18
      Curtailment/termination expense.........................       1,000           --           --
                                                                    ------       ------       ------
                                                                    $1,457         $579         $419
                                                                    ======       ======       ======


     The following is a summary of the status of the funding of the pension plan:

                                                                                    DECEMBER 31,
                                                                               -------------------------
                                                                                1996               1995
                                                                               -------            ------
                                                                                   (IN THOUSANDS)
      Actuarial present value of benefit obligations:
        Vested benefit obligations....................................         $ 4,458            $4,022
        Non-vested benefit obligations................................             448               371
                                                                               -------            ------
      Accumulated benefit obligations.................................         $ 4,906            $4,393
                                                                               -------            ------
      Projected benefit obligations...................................         $ 4,906            $5,932
      Assets of the plan at market....................................           5,899             5,025
                                                                               -------            ------
      Excess of plan assets over projected benefit obligation.........             993              (907)
      Unrecognized net (gain) loss....................................            (109)              619
      Unrecognized net transition obligation being recognized over 15
        years.........................................................              --               124
      Reserve for curtailment/termination.............................            (884)               --
                                                                               -------            ------
      Prepaid (accrued) pension liabilities...........................         $    --            $(164)
                                                                               =======            ======

     In determining the actuarial present value of projected benefit obligations for the Company's pension plan at December 31, 1996 and 1995, the Company assumed a discount rate of 7.25%, an increase in annual future compensation levels of 4.50%, and an expected long-term annual rate of return on assets of 8.25%.

      The Company has various contributory 401(k) retirement plans that cover substantially all of the Company's employees who meet minimum service requirements and who are not covered by a collective bargaining agreement, including a newly adopted 401(k) plan which replaced the Company's defined benefit pension plan. Contributions to the plans are funded annually and are determined at the discretion of the Company's Board of Directors.

      Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides post-retirement benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board of Directors. Benefits are based upon the employees' earnings. At December 31, 1996, the unfunded projected benefit obligation for the plan amounted to $2,883,000, of which $2,348,000 represents prior service costs which are subject to later amortization. Life insurance policies will be purchased for most individuals covered by the SERP and will be funded by the Company. The Company recorded pension expense of $575,000 related to the SERP in 1996, of which $195,000 and $191,000 represents amortization of prior service costs and interest costs, respectively.

        The Company's contribution expense for Company sponsored retirement plans were as follows:

                                                                           1996         1995        1994
                                                                          ------       ------      ------
                                                                                (IN THOUSANDS)
      Pension Plan................................................       $ 1,457     $    579     $   419
      Employee Stock Ownership Plan...............................           600          600         555
      401(k) Plans................................................           546          100          72
      Supplemental Executive Retirement Plan......................           575           --          --
                                                                          ------       ------      ------
                                                                          $3,178       $1,279      $1,046
                                                                          ======       ======      ======

       The Company participates in various multi-employer pension plans covering certain employees not covered under the Company's benefit plans pursuant to agreements between the Company and collective bargaining units who are members of such plans. The Company is unable to determine its relative position with regard to defined benefit plans to which contributions are made as a result of collective bargaining agreements.

     The Company has a "Key-Man Incentive Plan" (the "Incentive Plan") for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board of Directors. For 1996, 1995, and 1994 this incentive compensation bonus was payable 75% in cash and 25% in the Company's Common Stock. The Company accrued $1,763,000, $1,533,000 and $1,254,000 under the Incentive Plan as of December 31, 1996, 1995 and 1994, respectively. In April 1996 and 1995, the Company issued 16,573 and 23,471 shares of Common Stock to employees under the incentive bonus plan for the years ended December 31, 1995 and 1994, respectively.

10. SUBSEQUENT EVENTS

     On March 13, 1997, the Company reached an agreement to purchase 100% of the outstanding shares of Amalco Metals, Inc. ("Amalco"), subject to successful completion of due diligence. Amalco is a privately-held metals service center located in Union City, California. This transaction is expected to be completed in April 1997. For the year ended April 30, 1996, Amalco's net sales were approximately $31,000,000.

     On March 10, 1997, the Company reached an agreement to purchase 100% of the outstanding capital stock of AMI Metals, Inc. ("AMI"), subject to successful completion of due diligence. AMI is a privately-held metals service center company headquartered in Brentwood, Tennessee, with additional locations in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. The transaction is expected to be completed in April 1997, at which time AMI would operate as a wholly-owned subsidiary of the Company. For the year ended February 28, 1997, AMI's net sales were approximately $77,000,000.

     During January and February 1997, the Company repurchased additional shares of the Company's Common Stock, bringing the cumulative total to 870,600 shares at an average cost of $16.63 per share.

                          RELIANCE STEEL & ALUMINUM CO.

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996, 1995 and 1994:

                                              MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                           -------------     -------------    ---------------    -------------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
      1996:
        Net sales.......................       $157,634          $164,628         $153,395           $178,318
        Cost of sales...................        120,585           125,506          115,767            130,341
        Net income......................          7,844             7,766            6,973              7,207
        Earnings per share..............            .76               .74              .67                .69
      1995:
        Net sales.......................       $136,502          $140,753         $135,317           $148,769
        Cost of sales...................        105,698           109,512          103,749            113,100
        Net income......................          5,567             5,621            5,676              5,838
        Earnings per share..............            .52               .55              .55                .56
      1994:
        Net sales.......................       $104,919          $109,082         $115,718           $117,147
        Cost of sales...................         82,283            83,959           89,028             89,435
        Net income......................          3,068             3,739            3,775              3,828
        Earnings per share..............            .41               .50              .47                .35

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the annual report and SEC Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The narrative and tabular information included under the caption "Management" on pages 5 through 7 and under the caption "Compliance with Section 16(a)" on page 17 of the Proxy Statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The narrative and tabular information, including footnotes thereto, included under the caption "Executive Compensation" on pages 10 through 14 of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The narrative and tabular information, including footnotes thereto, included under the caption "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The narrative information included under the caption "Certain Transactions" on page 16 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Financial Statements (Included in Item 8.)

           Report of Independent Auditors

           Consolidated Balance Sheets at December 31, 1996 and 1995

           Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Shareholders' Equity for the Years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

           Quarterly Results of Operations (Unaudited) for the Years ended December 31, 1996, 1995 and 1994

          (2) Financial Statement Schedules

              Schedule II -- Valuation and Qualifying Accounts

              All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

          (3) Exhibits


              3.01      Registrant's Restated Articles of Incorporation*
              3.02      Registrant's Amended and Restated Bylaws*
             10.01 Registrant's 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto*
             10.02 Registrant's Form of Indemnification Agreement for officers and directors*
             10.03      Incentive Bonus Plans*
             10.04 Stock Purchase Agreement dated as of February 20, 1996 among Cayco Holding Co., Ltd., Wolfgang Grunewald, CCC Steel, Inc. and the Registrant ***
             10.05 Stock Purchase Agreement dated August 30, 1996 among the persons and entities listed on Exhibit "A" attached thereto, Siskin Steel & Supply Company, Inc. and the Registrant****
             10.06 Registrant's Supplemental Executive Retirement Plan dated January 1, 1996
             10.07 Form of Note Purchase Agreement dated November 1, 1996 between each of the purchasers listed on Schedule "A" attached thereto and the Registrant*****
             10.08 Amendment No. Five to First Amended and Restated Business Loan Agreement dated March 19, 1997 between the Company and Bank of America
             21.01      Subsidiaries of Registrant
             23.01      Consent of Ernst & Young LLP
             24.01      Power of Attorney**
----------
    * Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

   ** Set forth on page 39 of this report.

  *** Incorporated by reference from Report on Form 8-K dated April 3, 1996.

 **** Incorporated by reference from Report on Form 8-K dated October 1, 1996.

***** Incorporated by reference from Report on Form 8-K dated January 2, 1997.

 (b)  Reports on Form 8-K

      Registrant filed a Report on Form 8-K and a Form 8-K/A dated October 1, 1996, reporting the acquisition of Siskin Steel & Supply Company, Inc.

      Registrant filed a Report on Form 8-K dated April 3, 1996, reporting the acquisition of CCC Steel, Inc.

                 RELIANCE STEEL & ALUMINUM CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                        ------------------------------
                                            BALANCE AT     CHARGED TO      CHARGED TO                      BALANCE AT
                                             BEGINNING      COSTS AND         OTHER                          END OF
                  DESCRIPTION                OF PERIOD      EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
                  ----------------        ------------  --------------  --------------  --------------  ----------
     Year Ended December 31, 1994
       Reserve and allowances deducted
          from asset accounts
       Allowance for uncollectible
          accounts.......................     $1,365        $1,681             $--            $996(1)       $2,050
     Year Ended December 31, 1995
       Reserve and allowances deducted
          from asset accounts
       Allowance for uncollectible
          accounts.......................     $2,050        $2,532            $268          $1,597(1)       $3,253
     Year Ended December 31, 1996
       Reserve and allowances deducted
          from asset accounts
       Allowance for uncollectible
          accounts.......................     $3,253        $  723            $110          $1,187(1)       $2,899

------------

(1)    Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 19th day of March, 1997.

                                      RELIANCE STEEL & ALUMINUM CO.


                                      By:  /s/  JOE D. CRIDER
                                           ------------------------------------
                                           Joe D. Crider
                                           Chairman and Chief Executive Officer



                                POWER OF ATTORNEY

     The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint Joe D. Crider and David H. Hannah, or either of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

              SIGNATURES                                   TITLE                             DATE
              ----------                                   -----                             ----

        /s/  JOE D. CRIDER               Chairman of the Board and                   March 19, 1997
-------------------------------------
             Joe D. Crider               Chief Executive Officer
                                         (Principal Executive Officer); Director

       /s/  DAVID H. HANNAH              President; Director                         March 19, 1997
-------------------------------------
          David H. Hannah

        /s/  STEVEN S. WEIS              Chief Financial Officer                     March 19, 1997
-------------------------------------
          Steven S. Weis                 (Principal Financial Officer and
                                         Principal Accounting Officer)

       /s/  WILLIAM T. GIMBEL            Director                                    March 19, 1997
-------------------------------------
           William T. Gimbel

        /s/ ROBERT HENIGSON              Director                                    March 19, 1997
-------------------------------------
          Robert Henigson

        /s/ KARL H. LORING               Director                                    March 19, 1997
-------------------------------------
          Karl H. Loring

       /s/ WILLIAM I. RUMER              Director                                    March 19, 1997
-------------------------------------
         William I. Rumer

       /s/  LESLIE A. WAITE              Director                                    March 19, 1997
-------------------------------------
          Leslie A. Waite

                                  EXHIBIT INDEX

                                                                                                               SEQUENTIALLY
  EXHIBIT                                                                                                        NUMBERED
  NUMBER                                           DESCRIPTION                                                     PAGE
----------                                         -----------                                                ---------
     3.01       Registrant's Restated Articles of Incorporation*...........................................
     3.02       Registrant's Amended and Restated Bylaws*..................................................
    10.01       Registrant's 1994 Incentive and Non-Qualified Stock Option Plan and the
                Forms of Agreements related thereto*.......................................................
    10.02       Registrant's Form of Indemnification Agreement for officers and directors*.................
    10.03       Incentive Bonus Plan*......................................................................
    10.04       Stock Purchase Agreement dated as of February 20, 1996 among Cayco Holding Co., Ltd.,
                Wolfgang Grunewald, CCC Steel, Inc. and the Registrant ***.................................
    10.05       Stock Purchase Agreement dated August  30, 1996 among the persons and entities listed on
                Exhibit "A" attached thereto, Siskin Steel & Supply Company, Inc. and the Registrant ****..
    10.06       Registrant's Supplemental Executive Retirement Plan dated January 1, 1996..................
    10.07       Form of Note Purchase Agreement dated November 1, 1996 between each of the purchasers listed on Schedule "A" attached thereto and the Registrant *****...........................
    10.08       Amendment No. Five to First Amended and Restated Business Loan Agreement dated March 19,
                1997 between the Company and Bank of America...............................................
    21.01       Subsidiaries of Registrant.................................................................
    23.01       Consent of Ernst & Young LLP...............................................................
    24.01       Power of Attorney**........................................................................

------------

   * Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

  **  Set forth on page 39 of this report.

 ***  Incorporated by reference from Report on Form 8-K dated April 3, 1996.

 **** Incorporated by reference from Report on Form 8-K dated October 1, 1996.

***** Incorporated by reference from Report on Form 8-K dated January 2, 1997.