Form 10-Q
period 1997-03-31
RELIANCE STEEL & ALUMINUM CO
filed 1997-05-12
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________________ to _______________

Commission file number: 001-13122


                          RELIANCE STEEL & ALUMINUM CO.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                          95-1142616
   -------------------------------           ------------------
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

                              2550 East 25th Street
                          Los Angeles, California 90058
                                 (213) 582-2272
           ------------------------------------------------------------
          (Address of principal executive offices and telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   [X]      No   [ ]

         As of April 30, 1997, 10,101,672 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX


PART I -- FINANCIAL INFORMATION ............................................. 1

         Consolidated Balance Sheets ........................................ 1
         Consolidated Statements of Income (Unaudited) ...................... 2
         Consolidated Statements of Cash Flows (Unaudited) .................. 3
         Notes to Consolidated Financial Statements (Unaudited) ............. 4


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................. 7


PART II -- OTHER INFORMATION ............................................... 10


SIGNATURES ................................................................. 11

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)


                                                                    MARCH 31,       DECEMBER 31,
                                                                      1997              1996
                                                                   ----------       ------------
                                                                   (unaudited)        (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                        $      48         $     815
  Accounts receivable, less allowance for doubtful accounts
     of $2,719 at March 1997 and $2,899 at December 1996              90,429            73,092
  Inventories                                                        119,890           122,778
  Prepaid expenses and other current assets                            4,979             6,700
  Deferred income taxes                                                7,806             7,515
                                                                   ---------         ---------
Total current assets                                                 223,152           210,900
Property, plant and equipment, at cost:
  Land                                                                21,054            21,054
  Buildings                                                           80,855            80,687
  Machinery and equipment                                             91,621            88,551
  Allowances for depreciation                                        (58,912)          (56,678)
                                                                   ---------         ---------
                                                                     134,618           133,614
Investment in 50%-owned company                                       28,931            28,958
Other assets                                                          16,874            17,704
                                                                   ---------         ---------
Total assets                                                       $ 403,575         $ 391,176
                                                                   =========         =========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                            $  64,085         $  59,367
  Wages and related accruals                                           2,347             4,636
  Income taxes payable                                                 3,088                90
  Deferred income taxes                                                7,864             7,587
  Current maturities of long-term debt                                   100             2,455
                                                                   ---------         ---------
Total current liabilities                                             77,484            74,135
Long-term debt                                                       117,450           107,450
Deferred income taxes                                                 16,949            16,949
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                         --                --
  Common stock, no par value:
    Authorized shares - 20,000,000
       Issued and outstanding shares - 10,101,672 at
         March 1997 and 10,326,287 at December 1996,
         stated capital                                               60,238            61,131
  Retained earnings                                                  131,454           131,511
                                                                   ---------         ---------
Total shareholders' equity                                           191,692           192,642
                                                                   ---------         ---------
Total liabilities and shareholders' equity                         $ 403,575         $ 391,176
                                                                   =========         =========


See Notes to Consolidated Financial Statements.

NOTE: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)




                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                          1997          1996
                                                     ---------------------------
Net sales                                            $   201,591     $   157,634
Gain on sale of real estate                                   --           1,519
Other income                                                 361             529
                                                     -----------     -----------
                                                         201,952         159,682

Costs and expenses:
  Cost of sales                                          155,454         120,585
  Warehouse, delivery, selling, administrative
    and general                                           31,613          24,977
  Depreciation and amortization                            2,700           1,600
  Interest                                                 1,936             429
                                                     -----------     -----------
                                                         191,703         147,591

Income before equity in earnings of 50%-owned
   company and income taxes                               10,249          12,091

Equity in earnings of 50%-owned company                    1,272           1,215
                                                     -----------     -----------

Income before income taxes                                11,521          13,306

Income taxes:
  Federal                                                  3,687           4,224
  State                                                      910           1,238
                                                     -----------     -----------
                                                           4,597           5,462
                                                     -----------     -----------
Net income                                           $     6,924     $     7,844
                                                     ===========     ===========
Earnings per share                                   $       .67     $       .76
                                                     ===========     ===========
Weighted average shares outstanding                   10,336,000      10,369,000
                                                     ===========     ===========

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1997         1996
                                                        ----------------------
OPERATING  ACTIVITIES
Net income                                              $  6,924      $  7,844
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         2,700         1,600
     Deferred income taxes                                   (14)           --
     Loss on sales of machinery and equipment                 55            32
     Net gain on sale of real estate                          --        (1,519)
     Equity in earnings of 50%-owned company              (1,189)       (1,215)
     Changes in operating assets and liabilities:
         Accounts receivable                             (17,337)       (3,894)
         Inventories                                       2,888         4,959
         Prepaid expenses and other assets                 2,338         3,194
         Income taxes                                      2,998         1,464
         Accounts payable and accrued expenses             2,429          (804)
                                                        --------      --------
Net cash provided by operating activities                  1,792        11,661
                                                        --------      --------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                (3,571)       (5,372)
Proceeds from sales of property and equipment                 24            33
Dividends received from 50% owned company                  1,217           165
                                                        --------      --------
Net cash used in investing activities                     (2,330)       (5,174)
                                                        --------      --------

FINANCING ACTIVITIES
Proceeds from borrowings                                  85,000            --
Principal payments on long-term debt and short-term
    borrowings                                           (77,355)      (17,400)
Dividends paid                                            (1,061)         (923)
Issuance of common stock                                     620           467
Repurchase of common stock                                (7,433)           --
                                                        --------      --------
Net cash used in financing activities                       (229)      (17,856)
                                                        --------      --------
Decrease in cash                                            (767)      (11,369)

Cash and cash equivalents at beginning of period             815         8,012
                                                        --------      --------
Cash and cash equivalents at end of period              $     48      $  6,643
                                                        ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
INVESTING ACTIVITIES:

Interest paid during the period                         $  1,634      $    479
Income taxes paid during the period                          233         3,998

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Reliance Steel & Aluminum Co. Form 10-K.

2.       SHAREHOLDERS' EQUITY

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares (increased to 1,000,000 shares in February 1995) of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of March 31, 1997, the Company had repurchased a total of 901,000 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $17.06 per share. Of these shares, 249,200 shares were repurchased by the Company during the three month period ended March 31, 1997 at an average cost of $29.82 per share.

In March 1997, 14,785 shares of Common Stock were issued to division managers and officers of the Company under the 1996 Key Man Incentive Plan.

Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents attributable to stock options, which are not material, outstanding during each period. Common stock equivalents were calculated using the treasury stock method.

3.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.01 per share, and no impact for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                          RELIANCE STEEL & ALUMINUM CO.

4.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                             MARCH 31,    DECEMBER 31,
                                                               1997          1996
                                                           -----------    ------------
                                                           (unaudited)     (audited)

Revolving line of credit ($125,000 limit), due July 31,
   1999, interest at variable rates, payable monthly       $  39,000      $  39,000
Senior unsecured notes due January 2, 2004 to
   January 2, 2009, average interest rate 7.22%               75,000             --
Promissory notes, paid January 2, 1997                            --         65,000
Variable Rate Demand Industrial Development
   Revenue Bonds, Series 1989 A, due July 1, 2014,
   with interest payable quarterly                             3,550          3,550
9% Senior Notes, paid March 1, 1997                               --          1,800
Revolving line of credit ($10,000 limit), paid
   February 28, 1997                                              --            555
                                                           ---------      ---------
                                                             117,550        109,905
Less current portion                                            (100)        (2,455)
                                                           ---------      ---------
                                                           $ 117,450      $ 107,450
                                                           =========      =========

The Company's revolving line of credit, as amended, was increased to $125,000,000 during March 1997. In connection with the acquisition of Siskin on October 1, 1996, the Company issued $65,000,000 of promissory notes to the shareholders of Siskin. The notes were collateralized by standby letters of credit obtained under the Company's revolving line of credit. The promissory notes were redeemed on January 2, 1997 from the proceeds of the issuance of $75,000,000 in senior unsecured notes in a private placement of debt. The latter notes mature at various dates during the period January 2, 2004 to January 2, 2009 and bear interest at an average interest rate of 7.22%.

The Company's long-term loan agreements include certain restrictions on the amount of corporate borrowings, leasehold obligations, investments, cash dividends, capital expenditures, and acquisition of the Company's Common Stock, among other things. In addition, the agreements require the maintenance of certain financial ratios.

5.       EMPLOYEE BENEFITS

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

6.       SUBSEQUENT EVENTS

On April 2, 1997, the Company completed the purchase of AMI Metals, Inc. ("AMI"), for $38,500,000. AMI is a privately-held metals service center company headquartered in Brentwood, Tennessee, with additional locations in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. AMI is operating as a wholly-owned subsidiary of the Company. This acquisition was funded with borrowings under the Company's revolving line of credit. For the fiscal year ended February 28, 1997, AMI's net sales were approximately $77,000,000.

On April 30, 1997, the Company purchased Amalco Metals, Inc. ("Amalco"). Amalco is a privately-held metals service center located in Union City, California. This acquisition was funded with borrowings under the Company's revolving line of credit. For the fiscal year ended April 30, 1997, Amalco's net sales were approximately $25,000,000.

On April 25, 1997, the Company realized a gain of approximately $1,000,000 on the sale of the real estate at the Santa Clara, California metals service center, which will be moved to a new facility being constructed in Union City, California, where it will be combined with Amalco into a single operation. This new facility is scheduled to be completed in early 1998.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the Company's metals service centers and Valex Corp. for the three month periods ended March 31, 1997 and March 31, 1996 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                                  1997                   1996
                                       -------------------    ------------------------
                                                      % OF                  % OF
                                          $         NET SALES       $        NET SALES
                                       --------     ---------    --------    ---------
NET SALES
       Metals service centers         $191,060        94.8%      $140,842      89.3%
       Valex Corp.                      10,531         5.2         16,792      10.7
                                      --------       -----       --------     -----
              Total sales              201,591       100.0        157,634     100.0
GROSS PROFIT:
       Metals service centers           42,901        21.3         30,078      19.1
       Valex Corp.                       3,236         1.6          6,971       4.4
                                      --------       -----       --------     -----
         Total gross profit             46,137        22.9         37,049      23.5
OPERATING EXPENSES:
       Metals service centers           32,102        15.9         23,654      15.0
       Valex Corp.                       2,211         1.1          2,923       1.9
                                      --------       -----       --------     -----
         Total operating expenses       34,313        17.0         26,577      16.9
INCOME FROM OPERATIONS:
       Metals service centers           10,799         5.4          6,424       4.1
       Valex Corp.                       1,025          .5          4,048       2.6
                                      ========       =====       ========     =====
         Total operating income       $ 11,824         5.9%      $ 10,472       6.7%
                                      ========       =====       ========     =====

FIFO INCOME FROM OPERATIONS           $ 11,824         5.9%      $ 11,325       7.2%
                                      ========       =====       ========     =====

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $43,957, or 27.9%, compared to the first three months of 1996. The increase in metals service centers' net sales of $50,218, or 35.7%, was due to the inclusion of sales from CCC Steel, Inc. ("CCC Steel"), which was acquired on April 3, 1996, and from Siskin Steel & Supply Company, Inc. ("Siskin"), which was acquired on October 1, 1996. The sales increase reflects an increase of 92.7% in tons sold which was offset by a decrease in the average sales price per ton of 28.9% for the first three months of 1997 compared to the corresponding period of 1996. The increase in tons sold was primarily due to the inclusion of the sales of CCC Steel and Siskin, which accounted for 86.6% of the increase in net sales. In addition, same store service centers reported a 6.1% increase in tons sold in the first three months of 1997 as compared to the same period of 1996. The average selling prices decreased for the 1997 period due mainly to the change in product mix from the first three months of 1996 caused by the inclusion in 1997 of the net sales of CCC Steel and Siskin. These operations primarily sell carbon steel products, which have lower prices than most other products sold by the Company, principally aluminum and stainless steel. Excluding these acquisitions, the average selling price per pound decreased by 6.9% for the 1997 period compared to the 1996 period for the metals service centers. The average selling price has decreased in response to decreased costs of certain metals, generally lower selling prices and changes in product mix.

Net sales of Valex decreased to $10,531 in the first three months of 1997, compared to $16,792 in the same period of 1996. The decrease in Valex's sales is due to the slowdown in the construction activities of the semiconductor manufacturing industry. The Company expects this slowdown to last at least through the first half of 1997.

Included in other income for the first three months of 1996 is a net gain of $1.5 million realized on the sale of real property near Los Angeles

Total gross profit increased $9,088, or 24.5%, in the first three months of 1997 compared to the first three months of 1996. Expressed as a percentage of sales, gross profit decreased from 23.5% in 1996 to 22.9% in 1997. The decrease was due to declining margins for Valex. On a FIFO basis, gross profit for the metals service centers increased to 22.5% of sales for the first three months of 1997, from 22.0% for the first three months of 1996. This increase was mainly due to firming prices of the Company's products in 1997 compared to 1996. The LIFO reserve was unchanged during the first three months of 1997 due to an estimated flatness in the costs of the Company's raw materials for 1997. Valex's gross profit of $3,236 for the 1997 period decreased 53.6% from the same period of 1996 and Valex's margin decreased from 41.5% to 30.7%. This decrease was due to lower sales volume, a more competitive sales environment and increased customer demand for certain lower margin products experienced in 1997, as compared to the first three months of 1996.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $6,636, or 26.6%, in the first three months of 1997 compared to the corresponding period of 1996 and amounted to 15.7% and 15.8% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related expenses of CCC Steel and Siskin.

Depreciation and amortization expense increased 68.8% during the three months ended March 31, 1997 compared to the corresponding period of 1996. This increase is primarily due to the inclusion of depreciation expense related to the assets of CCC Steel and Siskin, along with the amortization of goodwill resulting from these acquisitions.

Interest expense increased by $1,507 due to increased borrowings during the first three months of 1997 as compared to the corresponding period of 1996 to fund the acquisitions of CCC Steel and Siskin.

Earnings per share for the three month period ended March 31, 1996 of $.76 includes $.09 per share attributable to the sale of the real property.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At March 31, 1997, working capital amounted to $145,668 compared to $136,765 at December 31, 1996. The increase was primarily due to an increase in accounts receivable resulting from higher sales levels in the first quarter of 1997. The Company's capital requirements are primarily for working capital, acquisitions and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving line of credit. The Company's borrowing limit under the revolving line of credit was increased to $125,000 in March 1997. In November 1996, the Company entered into agreements with insurance companies for a private placement of debt in the amount of $75,000. This debt was funded in January 1997 and the proceeds were used to pay off the $65,000 of promissory notes issued for the acquisition of Siskin with the balance of $10,000 applied to reduce the borrowings under the Company's revolving credit facility.

The decrease in cash provided by operations of $9,869 during the three month period ended March 31, 1997 compared to the corresponding 1996 period was due principally to the increase in net accounts receivable, which is primarily due to higher sales in the first quarter of 1997, as compared to the fourth quarter of 1996.

Capital expenditures were $3,571 for the three months ended March 31, 1997. The Company had no material commitments for capital expenditures as of March 31, 1997. The Company anticipates that funds generated from operations and funds available under its existing bank line of credit will be more than sufficient to meet its working capital needs for the foreseeable future, including the expansion of its facilities at certain of its metals service centers planned for 1997.

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 500,000 shares (increased to 1,000,000 in February 1995) of its outstanding Common Stock. As of March 31, 1997, the Company had repurchased a total of 901,000 shares of its Common Stock, at an average purchase price of $17.06 per share, all of which are being treated as authorized but unissued shares. The Company repurchased 249,200 shares of its Common Stock during the three month period ending March 31, 1997, at an average cost of $29.82 per share. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

The acquisitions of AMI Metals, Inc. and Amalco Metals, Inc. in April 1997 were funded by borrowings under the Company's revolving line of credit.

SEASONALITY

The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, product and customer diversity, however, the Company's operations have not shown any material seasonal trends, although the months of November and December traditionally have been less profitable because of a reduced number of working days on which the Company is able to ship its products and seasonal closures for some of its customers. There can be no assurance that period-to-period fluctuations will not occur. Results of any one or more quarters are therefore not necessarily indicative of annual results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           10.01 Amendment No. Five to First Amended and Restated Business Loan Agreement dated March 19, 1997 between the Company and Bank of America.*

           10.02 Amendment No. Six to First Amended and Restated Business Loan Agreement Dated March 26, 1997.

        * Incorporated by reference from Annual Report on Form 10-K dated December 31, 1996.

      (b) Registrant filed a Report on Form 8-K dated January 2, 1997, reporting the issuance of $75,000,000 of senior unsecured notes to insurance companies in a private placement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RELIANCE STEEL & ALUMINUM CO.



Dated:  May 9, 1997                         By:  /s/ David H. Hannah
                                                ----------------------------
                                                     David H. Hannah
                                                     President



                                            By:  /s/ Steven S. Weis
                                                ----------------------------
                                                     Steven S. Weis
                                                     Chief Financial Officer