Form 10-Q
period 1997-06-30
RELIANCE STEEL & ALUMINUM CO
filed 1997-08-13
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to .......................

Commission file number:  001-13122


                          RELIANCE STEEL & ALUMINUM CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                        95-1142616
------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                              2550 East 25th Street
                          Los Angeles, California 90058
                                 (213) 582-2272
          -------------------------------------------------------------
          (Address of principal executive offices and telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X           No
                                  ----            ----

         As of July 31, 1997, 15,160,671 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX


PART I -- FINANCIAL INFORMATION ............................................ 1

         Consolidated Balance Sheets ....................................... 1
         Consolidated Statements of Income (Unaudited) ..................... 2
         Consolidated Statements of Cash Flows (Unaudited) ................. 4
         Notes to Consolidated Financial Statements (Unaudited) ............ 5


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................. 8


PART II -- OTHER INFORMATION .............................................. 12


SIGNATURES ................................................................ 13

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)


                                                                    JUNE 30, DECEMBER 31,
                                                                    1997           1996
                                                                 ---------       ---------
                                                                (unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                      $   1,363       $     815
  Accounts receivable, less allowance for doubtful accounts
     of $3,578 at June 1997 and $2,899 at December 1996            114,036          73,092
  Inventories                                                      141,550         122,778
  Prepaid expenses and other current assets                          3,361           6,700
  Deferred income taxes                                              7,975           7,515
                                                                 ---------       ---------
Total current assets                                               268,285         210,900
Property, plant and equipment, at cost:
  Land                                                              24,390          21,054
  Buildings                                                         84,364          80,687
  Machinery and equipment                                           98,086          88,551
  Allowances for depreciation                                      (60,664)        (56,678)
                                                                 ---------       ---------
                                                                   146,176         133,614
Investment in 50%-owned company                                     30,205          28,958
Intangibles                                                         47,790          17,704
                                                                 ---------       ---------
Total assets                                                     $ 492,456       $ 391,176
                                                                 =========       =========

Liabilities and shareholders' equity Current liabilities:
  Accounts payable and accrued expenses                          $  86,790       $  59,367
  Wages and related accruals                                         3,999           4,636
  Income taxes payable                                                (685)             90
  Deferred income taxes                                              7,864           7,587
  Current maturities of long-term debt                                 100           2,455
                                                                 ---------       ---------
Total current liabilities                                           98,068          74,135
Long-term debt                                                     177,450         107,450
Deferred income taxes                                               17,169          16,949
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                       --              --
  Common stock, no par value:
    Authorized shares - 20,000,000
       Issued and outstanding shares - 15,160,671 at
          June 1997 and 15,489,431 at December 1996,
          stated capital                                            60,297          61,131
  Retained earnings                                                139,472         131,511
                                                                 ---------       ---------
Total shareholders' equity                                         199,769         192,642
                                                                 ---------       ---------
Total liabilities and shareholders' equity                       $ 492,456       $ 391,176
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

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)



                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                         1997              1996
                                                    -----------      -----------
Net sales                                           $   243,824      $   164,628
Gain on sale of real estate                               1,008               --
Other income                                                638            1,366
                                                    -----------      -----------
                                                        245,470          165,994

Costs and expenses:
  Cost of sales                                         187,922          125,506
  Warehouse, delivery, selling, administrative
    and general                                          38,907           25,612
  Depreciation and amortization                           3,247            2,109
  Interest                                                2,862              879
                                                    -----------      -----------
                                                        232,938          154,106

Income before equity in earnings of 50%-owned
   company and income taxes                              12,532           11,888

Equity in earnings of 50%-owned company                   1,401            1,265
                                                    -----------      -----------

Income before income taxes                               13,933           13,153

Income taxes:
  Federal                                                 4,458            4,164
  State                                                   1,101            1,223
                                                    -----------      -----------
                                                          5,559            5,387
                                                    -----------      -----------

Net income                                          $     8,374      $     7,766
                                                    ===========      ===========

Earnings per share                                  $       .55      $       .49
                                                    ===========      ===========

Weighted average shares outstanding                  15,364,000       15,704,000
                                                    ===========      ===========

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)



                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                    ----------------------------
                                                        1997            1996
                                                    -----------      -----------
Net sales                                           $   445,415      $   322,262
Gain on sale of real estate                               1,008            1,519
Other income                                                999            1,895
                                                    -----------      -----------
                                                        447,422          325,676

Costs and expenses:
  Cost of sales                                         343,376          246,091
  Warehouse, delivery, selling, administrative
    and general                                          70,520           50,589
  Depreciation and amortization                           5,947            3,709
  Interest                                                4,798            1,308
                                                    -----------      -----------
                                                        424,641          301,697

Income before equity in earnings of 50%-owned
   company and income taxes                              22,781           23,979

Equity in earnings of 50%-owned company                   2,673            2,480
                                                    -----------      -----------

Income before income taxes                               25,454           26,459

Income taxes:
  Federal                                                 8,145            8,388
  State                                                   2,011            2,461
                                                    -----------      -----------
                                                         10,156           10,849
                                                    -----------      -----------
Net income                                          $    15,298      $    15,610
                                                    ===========      ===========

Earnings per share                                  $       .99      $      1.00
                                                    ===========      ===========

Weighted average shares outstanding                  15,456,000       15,681,000
                                                    ===========      ===========

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         --------------------------
                                                            1997           1996
                                                         ---------       ---------
OPERATING  ACTIVITIES
Net income                                               $  15,298       $  15,610
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           5,947           3,709
     Deferred income taxes                                    (110)             --
     Loss on sales of machinery and equipment                   50             101
     Deferred gain on sale of real estate                   (1,008)         (1,519)
     Equity in earnings of 50%-owned company                (2,464)         (2,480)
     Changes in operating assets and liabilities:
         Accounts receivable                               (22,170)            101
         Inventories                                        (1,116)          9,725
         Prepaid expenses and other assets                     738           4,522
         Income taxes                                       (1,050)         (4,231)
         Accounts payable and accrued expenses               9,561          (4,367)
                                                         ---------       ---------
Net cash provided by operating activities                    3,676          21,171
                                                         ---------       ---------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                  (7,623)        (10,693)
Proceeds from sales of property and equipment                  123             106
Acquisitions of metals service centers                     (46,266)        (24,974)
Dividends received from 50%-owned company                    1,217             165
                                                         ---------       ---------
Net cash used in investing activities                      (52,549)        (35,396)
                                                         ---------       ---------

FINANCING ACTIVITIES
Proceeds from borrowings                                   155,000          33,000
Principal payments on long-term debt and short-term
    borrowings                                             (97,410)        (30,018)
Dividends paid                                              (1,415)         (1,231)
Issuance of common stock                                       679             657
Repurchase of common stock                                  (7,433)             --
                                                         ---------       ---------
Net cash provided by financing activities                   49,421           2,408
                                                         ---------       ---------

Increase (decrease) in cash                                    548         (11,815)

Cash and cash equivalents at beginning of period               815          18,012
                                                         ---------       ---------

Cash and cash equivalents at end of period               $   1,363       $   6,197
                                                         =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  AND INVESTING ACTIVITIES:

Interest paid during the period                          $   5,780       $   1,080
Income taxes paid during the period                         10,840          14,730

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Reliance Steel & Aluminum Co. Form 10-K.

2.      ACQUISITIONS

On April 2, 1997, the Company completed the purchase of AMI Metals, Inc. ("AMI"), for $38,500,000. AMI was a privately-held metals service center company headquartered in Brentwood, Tennessee, with additional locations in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. AMI is operating as a wholly-owned subsidiary of the Company. This acquisition was funded with borrowings under the Company's revolving line of credit. For the fiscal year ended February 28, 1997, AMI's net sales were approximately $77,000,000.

On April 30, 1997, the Company purchased Amalco Metals, Inc. ("Amalco"). Amalco was a privately-held metals service center located in Union City, California. This acquisition was funded with borrowings under the Company's revolving line of credit. For the fiscal year ended April 30, 1997, Amalco's net sales were approximately $25,000,000. On April 25, 1997, the Company realized a gain of approximately $1,000,000 on the sale of the real estate at its Santa Clara, California metals service center, which will be moved to a new facility being constructed in Union City, California, where it will be combined with Amalco into a single operation. This new facility is scheduled to be completed in early 1998.

The purchases of AMI and Amalco were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition.

3.       STOCK SPLIT

On May 28, 1997, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on the Company's Common Stock, payable June 27, 1997 to shareholders of record June 6, 1997. All share and per share data, as appropriate, reflect this split.

4.       SHAREHOLDERS' EQUITY

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 shares in February 1995) of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of June 30, 1997, the Company had repurchased a total of 1,351,500 shares of its Common

                          RELIANCE STEEL & ALUMINUM CO.

Stock under the Stock Repurchase Plan, at an average cost of $11.37 per share. Of these shares, 373,800 shares were repurchased by the Company during the six month period ended June 30, 1997 at an average cost of $19.88 per share.

In March 1997, 22,177 shares of Common Stock were issued to division managers and officers of the Company under the 1996 Key Man Incentive Plan.

Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents attributable to stock options, which are not material, outstanding during each period. Common stock equivalents were calculated using the treasury stock method.

5.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The calculation of fully diluted earnings per share under FAS 128 is not deemed to have a significant impact on primary earnings per share for the six month and three month periods ended June 30, 1997 and June 30, 1996

6.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1997           1996
                                                                      ---------      ------------
                                                                      (unaudited)      (audited)
Revolving line of credit ($125,000 limit), due July 31,
   1999, interest at variable rates, payable monthly                  $  99,000       $  39,000
Senior unsecured notes due January 2, 2004 to
   January 2, 2009, average interest rate 7.22%                          75,000              --
Promissory notes, paid January 2, 1997                                       --          65,000
Variable Rate Demand Industrial Development
   Revenue Bonds, Series 1989 A, due July 1, 2014,
   with interest payable quarterly                                        3,550           3,550
9% Senior Notes, paid March 1, 1997                                          --           1,800
Revolving line of credit ($10,000 limit), paid
   February 28, 1997                                                         --             555
                                                                      ---------      -----------
                                                                         177,550         109,905
 Less current portion                                                      (100)         (2,455)
                                                                      ---------      -----------
                                                                      $ 177,450       $ 107,450
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

7.      EMPLOYEE BENEFITS

The Company has a noncontributory defined benefit pension plan covering salaried and certain hourly employees of the Company. Benefits are based upon the employees' earnings. On July 5, 1996, benefits under the pension plan were frozen, as the Company elected to replace the pension plan with a 401(k) plan. The Board of Directors of the Company approved the termination of the pension plan in February 1997. Distributions from the pension plan commenced in July 1997.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the Company's metals service centers and Valex Corp. for the three month and six month periods ended June 30, 1997 and June 30, 1996 (dollars are shown in thousands and certain amounts may not calculate due to rounding):


                                           THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                    --------------------------------------     -----------------------------------------------
                                           1997                   1996                  1997                     1996
                                    ------------------      -----------------   -------------------     ----------------------
                                                  % of                   % of                    % of                    % of
                                        $      Net Sales        $      Net Sales      $       Net Sales        %       Net Sales
                                    --------   ---------    --------   ---------   --------   ---------     --------   ---------
NET SALES:
       Metals service centers....   $235,431      96.6%     $150,896     91.7%     $426,491       95.8%     $291,738     90.5%
       Valex Corp. ..............      8,393       3.4        13,732      8.3        18,924        4.2        30,524      9.5
                                    --------      ----      --------     ----      --------       ----      --------     ----
              Total sales........    243,824     100.0       164,628    100.0       445,415      100.0       322,262    100.0

GROSS PROFIT:
       Metals service centers....     53,140      21.8        34,128     20.7        96,041       21.6        64,208     19.9
       Valex Corp. ..............      2,762       1.1         4,994      3.0         5,998        1.3        11,963      3.7
                                    --------      ----      --------     ----      --------       ----      --------     ----
         Total gross profit......     55,902      22.9        39,122     23.8       102,039       22.9        76,171     23.6

OPERATING EXPENSES:
       Metals service centers....     40,188      16.5        24,778     15.1        72,290       16.2        48,432     15.0
       Valex Corp. ..............      1,966        .8         2,943      1.8         4,177         .9         5,866      1.8
                                    --------      ----      --------     ----      --------       ----      --------     ----
         Total operating expenses     42,154      17.3        27,721     16.8        76,467       17.2        54,298     16.8

INCOME FROM OPERATIONS:
       Metals service centers....     12,952       5.3         9,350      5.7        23,751        5.3        15,776      4.9
       Valex Corp. ..............        796        .3         2,051      1.2         1,821         .4         6,097      1.9
                                    --------      ----      --------     ----      --------       ----      --------     ----
         Total operating income..   $ 13,748       5.6%     $ 11,401      6.9%     $ 25,572        5.7%     $ 21,873      6.8%
                                    ========      ====      ========     ====      ========       ====      ========     ====

FIFO INCOME FROM OPERATIONS......   $ 15,987       6.6%     $ 10,548      6.4%     $ 27,811        6.2%     $ 21,873      6.8%
                                    ========      ====      ========     ====      ========       ====      ========     ====

Substantially all inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method, which is not in excess of market, with the exception of the inventory of AMI Metals, Inc. ("AMI"). The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of increasing prices, which the Company is currently experiencing, LIFO accounting will cause reported income to be lower than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. As AMI purchases the majority of its inventory for specific customer orders, the LIFO method is not considered an appropriate method of valuation. The table above and the discussions which follow present certain information as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method. Inventories for Valex Corp. have been stated on the FIFO method, which is not in excess of market.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $79,196, or 48.1%, for the three months ended June 30, 1997 compared to the same period of 1996. The increase in metals service centers' net sales of $84,535, or 56.0%, was primarily due to the inclusion of sales from CCC Steel, Inc. ("CCC Steel"), which was acquired on April 3, 1996; from Siskin Steel & Supply Company, Inc. ("Siskin"), which was acquired on October 1, 1996; from AMI Metals, Inc. ("AMI"), which was acquired April 2, 1997; and from Amalco Metals, Inc. ("Amalco"), which was acquired April 30, 1997. The sales increase reflects an increase of 60.6% in tons sold which was offset by a decrease in the average sales price per ton of 1.7% for the three months ended June 30, 1997 compared to the corresponding period of 1996. The increase in tons sold was primarily due to the inclusion of the net sales of CCC Steel, Siskin, AMI and Amalco ("the Acquisitions"). In addition, excluding the effect of the Acquisitions, metals service centers reported a 10.3% increase in tons sold in the three months ended June 30, 1997 as compared to the same period of 1996. The average selling prices decreased slightly for the 1997 period due mainly to the changes in product mix. Excluding the Acquisitions, the average selling price per ton decreased by 1.1% for the 1997 period compared to the 1996 period for the metals service centers primarily in response to changes in product mix and also due to generally lower selling prices for certain of the Company's products.

Net sales of Valex decreased to $8,393 in the three months ended June 30,1997, compared to $13,732 in the same period of 1996. The decrease in Valex's sales is due to the continued slowdown in the construction activities of the semiconductor manufacturing industry, which the Company expects to last at least through the remainder of 1997.

Included in other income for the three months ended June 30, 1997 is a net gain of $1,008 realized on the sale of real property at the Santa Clara, California location.

Total gross profit increased $16,780, or 42.9%, in the three month period ended June 30, 1997 compared to the same period of 1996. Expressed as a percentage of sales, gross profit decreased from 23.8% in 1996 to 22.9% in 1997. The decrease was primarily due to declining margins for Valex and the impact of LIFO. On a FIFO basis, gross profit for the metals service centers increased to 23.5% of sales for the three months ended June 30, 1997, from 22.1% for the same period of 1996. This increase was mainly due to firming prices of the Company's products in 1997 compared to 1996, with increased prices in certain products, especially heat treated aluminum. The LIFO reserve increased $2,239 during the three months ended June 30, 1997 due to increases in the costs of certain of the Company's raw materials for 1997, along with overall quantity increases. Valex's gross profit of $2,762 for the 1997 period decreased 44.7% from the same period of 1996 and Valex's margin decreased from 36.4% to 32.9%. This decrease was due to lower sales volume, a more competitive sales environment and increased customer demand for certain lower margin products experienced in 1997, as compared to the same period of 1996.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $13,295, or 51.9%, in the 1997 period compared to the 1996 period and amounted to 16.0% and 15.6% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related expenses of Siskin, AMI and Amalco. This increase also includes acquisition costs for AMI and Amalco.

Depreciation and amortization expense increased 54.0% during the three months ended June 30, 1997 compared to the corresponding period of 1996. This increase is primarily due to the inclusion of depreciation expense related to the assets of Siskin, AMI and Amalco, along with the amortization of goodwill resulting from the acquisitions of Siskin, AMI and Amalco.

Interest expense increased by $1,983 due to increased borrowings during the three months ended June 30, 1997 as compared to the corresponding period of 1996 to fund the acquisitions of Siskin, AMI and Amalco.

Earnings per share for the three months ended June 30, 1997 of $.55 includes $.04 per share attributable to the sale of the real property at the Santa Clara location.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $123,153, or 38.2%, compared to the first six months of 1996. The increase in metals service centers' net sales of $134,753, or 46.2%, was due primarily to the inclusion of sales from the Acquisitions. The sales increase reflects an increase of 74.7% in tons sold which was offset by a decrease in the average sales price per ton of 15.4% for the first six months of 1997 compared to the corresponding period of 1996. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions; however, excluding the sales of the Acquisitions, metals service centers reported an 8.2% increase in tons sold in the first six months of 1997 as compared to the same period of 1996. The average selling price has decreased in response to generally lower selling prices and changes in product mix.

Net sales of Valex decreased to $18,924 in the first six months of 1997, compared to $30,524 in the same period of 1996. The decrease in Valex's sales is due to the slowdown in the construction activities of the semiconductor manufacturing industry. The Company expects this slowdown to last at least through the remainder of 1997, but has seen signs throughout the semiconductor manufacturing industry of a slight improvement in the second half of 1997.

Included in other income for the first six months of 1997 is a net gain of $1,008 realized on the sale of real property at the Santa Clara, California location. Included in the first six months of 1996 is a net gain of $1,519 realized on the sale of real property near Los Angeles.

Total gross profit increased $25,868, or 34.0%, in the first six months of 1997 compared to the first six months of 1996. Expressed as a percentage of sales, gross profit decreased from 23.6% in 1996 to 22.9% in 1997. The decrease was primarily due to declining margins for Valex and the LIFO effect. On a FIFO basis, gross profit for the metals service centers increased to 23.0% of sales for the first six months of 1997, from 22.0% for the first six months of 1996. This increase was mainly due to firming prices of the Company's products in 1997 compared to 1996. The LIFO reserve increased $2,239 during the first six months of 1997 due to increased costs and quantities of certain of the Company's raw materials for 1997, especially heat treated aluminum products. Valex's gross profit of $5,998 for the 1997 period decreased 49.9% from the same period of 1996 and, as a percentage of sales decreased from 39.2% to 31.7%. The decreases were due to lower sales volume, a more competitive sales environment and increased customer demand for certain lower margin products experienced in 1997, as compared to the first six months of 1996.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $19,931, or 39.4%, in the first six months of 1997 compared to the corresponding period of 1996 and amounted to 15.8% and 15.7% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related expenses of the Acquisitions.

Depreciation and amortization expense increased 60.3% during the six months ended June 30, 1997 compared to the corresponding period of 1996. This increase is primarily due to the inclusion of depreciation expense along with the amortization of goodwill related to the Acquisitions.

Interest expense increased by $3,490 due to increased borrowings during the first six months of 1997 as compared to the corresponding period of 1996 to fund the Acquisitions.

Earnings per share for the six month periods ended June 30, 1997 and 1996 of $.99 and $1.00, respectively, includes $.04 and $.06 per share, respectively, attributable to the sale of the real property in each of those periods.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At June 30, 1997, working capital amounted to $170,217 compared to $136,765 at December 31, 1996. The increase was primarily due to an increase in accounts receivable resulting from higher sales levels in the first six months of 1997, as well as working capital obtained from the Acquisitions. The Company's capital requirements are primarily for working capital, acquisitions and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

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

The decrease in cash provided by operations of $17,495 during the six month period ended June 30, 1997 compared to the corresponding 1996 period was due principally to the increase in net accounts receivable, which is primarily due to higher sales in the first six months of 1997, including the Company's 1997 acquisitions.

Capital expenditures were $7,623 for the six months ended June 30, 1997. `The Company had no material commitments for capital expenditures as of June 30, 1997. The Company anticipates that funds generated from operations and funds available under its existing bank line of credit, which was increased during March 1997, will be more than sufficient to meet its working capital needs for the foreseeable future, including the expansion of its facilities at certain of its metals service centers planned for 1997.

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 in February 1995) of its outstanding Common Stock. As of June 30, 1997, the Company had repurchased a total of 1,351,500 shares of its Common Stock, at an average purchase price of $11.37 per share, all of which are being treated as authorized but unissued shares. The Company repurchased 373,800 shares of its Common Stock during the six month period ending June 30, 1997, at an average cost of $19.88 per share. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

      (c)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      (a)  Not applicable.

      (b)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           10.01 Amendment No. Seven to First Amended and Restated Business Loan Agreement dated June 9, 1997.

      (b)  Form 8-K

           Registrant filed a Report on Form 8-K dated April 2, 1997, reporting the acquisition of AMI Metals, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RELIANCE STEEL & ALUMINUM CO.



Dated:  August 9, 1997                      By:  /s/ David H. Hannah
                                                ------------------------
                                                David H. Hannah
                                                President


                                            By: /s/ Steven S. Weis
                                               ------------------------
                                                Steven S. Weis
                                                Senior Vice President &
                                                Chief Financial Officer