Form 10-Q
period 1997-09-30
RELIANCE STEEL & ALUMINUM CO
filed 1997-10-24
CIK 861884

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                              -------------------


                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................to...................

Commission file number:  001-13122


                          RELIANCE STEEL & ALUMINUM CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   California                                 95-1142616
        -------------------------------                    ----------------
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

                         Yes   [ X  ]   No   [  ]

         As of September 30, 1997, 15,209,858 shares of the registrant's common stock, no par value, were outstanding.

                                     INDEX



PART I -- FINANCIAL INFORMATION................................................   1

     Consolidated Balance Sheets...............................................   1
     Consolidated Statements of Income (Unaudited).............................   2
     Consolidated Statements of Cash Flows (Unaudited).........................   4
     Notes to Consolidated Financial Statements (Unaudited)....................   5


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.....................................   8


PART II -- OTHER INFORMATION...................................................  13


SIGNATURES.....................................................................  14

                        PART I -- FINANCIAL INFORMATION
                         RELIANCE STEEL & ALUMINUM CO.
                          Consolidated Balance Sheets
                      (In thousands except share amounts)


                                                             SEPTEMBER 30, DECEMBER 31,
                                                                 1997         1996
                                                             --------------------------
                                                             (unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                    $   3,529    $     815
  Accounts receivable, less allowance for doubtful accounts
     of $4,020 at September 1997 and $2,899 at December 1996     123,911       73,092
  Inventories                                                    140,089      122,778
  Prepaid expenses and other current assets                        1,528        6,700
  Deferred income taxes                                            7,975        7,515
                                                               ----------------------
Total current assets                                             277,032      210,900
Property, plant and equipment, at cost:
  Land                                                            25,745       21,054
  Buildings                                                       89,474       80,687
  Machinery and equipment                                        100,153       88,551
  Allowances for depreciation                                    (63,189)     (56,678)
                                                               ----------------------
                                                                 152,183      133,614
Investment in 50%-owned company                                   28,803       28,958
Intangibles                                                       47,215       17,704
                                                               ----------------------

Total assets                                                   $ 505,233    $ 391,176
                                                               ======================
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                        $  86,513    $  59,367
  Wages and related accruals                                       5,765        4,636
  Income taxes payable                                              (781)          90
  Deferred income taxes                                            7,864        7,587
  Current maturities of long-term debt                               100        2,455
                                                               ----------------------
Total current liabilities                                         99,461       74,135
Long-term debt                                                   179,350      107,450
Deferred income taxes                                             17,169       16,949
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                   --           --
  Common stock, no par value:
    Authorized shares - 20,000,000
       Issued and outstanding shares - 15,209,858 at
          September 1997 and 15,489,431 at December 1996,
          stated capital                                          61,898       61,131
  Retained earnings                                              147,355      131,511
                                                               ----------------------
Total shareholders' equity                                       209,253      192,642
                                                               ----------------------

Total liabilities and shareholders' equity                     $ 505,233    $ 391,176
                                                               ======================


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

                         RELIANCE STEEL & ALUMINUM CO.

                 Consolidated Statements of Income (Unaudited)
               (In thousands except share and per share amounts)




                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                          1997            1996
                                                      --------------------------
Net sales                                             $   254,236    $   153,395
Gain on sale of real estate                                    --             --
Other income                                                  671            354
                                                      --------------------------
                                                          254,907        153,749

Costs and expenses:
  Cost of sales                                           197,718        115,767
  Warehouse, delivery, selling, administrative
    and general                                            37,386         24,387
  Depreciation and amortization                             3,330          2,064
  Interest                                                  3,009            737
                                                      --------------------------
                                                          241,443        142,955

Income before equity in earnings of 50%-owned
   company and income taxes                                13,464         10,794

Equity in earnings of 50%-owned company                     1,002          1,052
                                                      --------------------------

Income before income taxes                                 14,466         11,846

Income taxes:
  Federal                                                   4,948          3,772
  State                                                     1,103          1,101
                                                      --------------------------
                                                            6,051          4,873
                                                      --------------------------

Net income                                            $     8,415    $     6,973
                                                      ==========================

Earnings per share                                    $       .55    $       .45
                                                      ==========================

Weighted average shares outstanding                    15,346,000     15,696,000
                                                      ==========================

                         RELIANCE STEEL & ALUMINUM CO.

                 Consolidated Statements of Income (Unaudited)
               (In thousands except share and per share amounts)




                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      --------------------------
                                                         1997            1996
                                                      --------------------------
Net sales                                             $   699,651    $   475,657
Gain on sale of real estate                                 1,008          1,519
Other income                                                1,670          2,249
                                                      --------------------------
                                                          702,329        479,425

Costs and expenses:
  Cost of sales                                           541,094        361,858
  Warehouse, delivery, selling, administrative
    and general                                           107,907         74,976
  Depreciation and amortization                             9,277          5,773
  Interest                                                  7,807          2,045
                                                      --------------------------
                                                          666,085        444,652

Income before equity in earnings of 50%-owned
   company and income taxes                                36,244         34,773

Equity in earnings of 50%-owned company                     3,675          3,532
                                                      --------------------------

Income before income taxes                                 39,919         38,305

Income taxes:
  Federal                                                  13,093         12,160
  State                                                     3,114          3,562
                                                      --------------------------
                                                           16,207         15,722
                                                      --------------------------

Net income                                            $    23,712    $    22,583
                                                      ==========================

Earnings per share                                    $      1.54    $      1.44
                                                      ==========================

Weighted average shares outstanding                    15,403,000     15,669,000
                                                      ==========================

                         RELIANCE STEEL & ALUMINUM CO.

               Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ----------------------
                                                                          1997         1996
                                                                       ----------------------
OPERATING  ACTIVITIES
Net income                                                             $  23,712    $  22,583
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                         9,277        5,773
     Deferred income taxes                                                  (110)        --
     (Gain)/loss on sales of machinery and equipment                        (362)        --
     Deferred gain on sale of real estate                                 (1,008)      (1,266)
     Equity in earnings of 50%-owned company                              (3,345)      (3,532)
     Changes in operating assets and liabilities:
         Accounts receivable                                             (32,045)       6,560
         Inventories                                                         345        2,037
         Prepaid expenses and other assets                                 2,267        4,654
         Income taxes                                                     (1,146)      (3,973)
         Accounts payable and accrued expenses                            11,051       (5,026)
                                                                       ----------------------
Net cash provided by operating activities                                  8,636       27,810
                                                                       ----------------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                               (19,159)     (16,082)
Proceeds from sales of property and equipment                              1,816          997
Acquisitions of metals service centers                                   (44,466)     (24,974)
Dividends received from 50%-owned company                                  3,500        1,203
                                                                       ----------------------
Net cash used in investing activities                                    (58,309)     (38,856)
                                                                       ----------------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                 225,000       33,000
Principal payments on long-term debt and short-term
    borrowings                                                          (165,510)     (36,518)
Dividends paid                                                            (1,948)      (1,536)
Issuance of common stock                                                   1,037          786
Repurchase of common stock                                                (7,435)        --
Exercise of stock options                                                  1,243         --
                                                                       ----------------------
Net cash provided by financing activities                                 52,387        4,268
                                                                       ----------------------

Increase (decrease) in cash                                                2,714      (15,314)

Cash and cash equivalents at beginning of period                             815       18,012
                                                                       ----------------------

Cash and cash equivalents at end of period                             $   3,529    $   2,698
                                                                       ======================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                        $   7,407    $   1,819
Income taxes paid during the period                                       15,564       18,980

                         RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Reliance Steel & Aluminum Co. Form 10-K.

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

On April 30, 1997, the Company purchased Amalco Metals, Inc. ("Amalco").
Amalco was a privately-held metals service center located in Union City, California. This acquisition was funded with borrowings under the Company's revolving line of credit. For the fiscal year ended April 30, 1997, Amalco's net sales were approximately $25,000,000. It is expected that the business of Amalco will be combined with the Company's existing metals service center in Santa Clara, California. The combined operation will be housed in a new, larger, state-of-the-art facility in Union City, California, which is scheduled to be completed early in 1998.

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

4.       SHAREHOLDERS' EQUITY

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 shares in February 1995) of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of September 30, 1997, the Company had repurchased a total of 1,351,500 shares of its

                         RELIANCE STEEL & ALUMINUM CO.

Common Stock under the Stock Repurchase Plan, at an average cost of $11.37 per share. Of these shares, 373,800 shares were repurchased by the Company during the nine month period ended September 30, 1997 at an average cost of $19.88 per share. No shares were repurchased during the three months ended September 30, 1997.

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

5.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The calculation of fully diluted earnings per share under FAS 128 is not deemed to have a significant impact on primary earnings per share for the nine month and three month periods ended September 30, 1997 and 1996.

6.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                        1997             1996
                                                                      ---------------------------
                                                                     (unaudited)         (audited)
      Revolving line of credit ($125,000 limit), due July 31,
         1999, interest at variable rates, payable monthly            $  36,000         $  39,000
      Senior unsecured notes due January 2, 2004 to
         January 2, 2009, average interest rate 7.22%                    75,000              --
      Senior unsecured notes due January 2, 2002 to January 2,
           2008, average interest rate 7.02%                             65,000              --
      Promissory notes, paid January 2, 1997                               --              65,000
      Variable Rate Demand Industrial Development
         Revenue Bonds, Series 1989 A, due July 1, 2014,
         with interest payable quarterly                                  3,450             3,550
      9% Senior Notes, paid March 1, 1997                                  --               1,800
      Revolving line of credit ($10,000 limit), paid
         February 28, 1997                                                 --                 555
                                                                      ---------------------------
                                                                        179,450           109,905
      Less current portion                                                 (100)           (2,455)
                                                                      ---------------------------
                                                                      $ 179,350         $ 107,450
                                                                      ===========================

In October 1997, the Company entered into a credit agreement with six banks. This syndicated credit facility replaced the Company's existing revolving line of credit, increasing the Company's borrowing limit to $200,000,000. Prior to the syndicated line of credit, the Company's borrowing limit with one lender
had been increased to $125,000,000 during March 1997.   In September 1997 and
November 1996, the Company entered into agreements with insurance companies for private placements of debt in the aggregate amounts of $65,000,000 and $75,000,000, respectively. The proceeds of the debt funded in September 1997 were used to refinance the borrowings under the Company's revolving credit facility made to fund the acquisitions of AMI and Amalco and borrowings for general working capital purposes. The proceeds of the debt funded in January 1997 were used to pay off $65,000,000 of promissory notes issued for the acquisition of Siskin, with the balance of $10,000,000 applied to reduce borrowings under the Company's revolving line of credit.

The Company's long-term loan agreements include certain restrictions on the amount of corporate borrowings, cash dividends, and acquisition of the Company's Common Stock, among other things. In addition, the agreements require the maintenance of certain financial ratios.

7.      EMPLOYEE BENEFITS

The Company had a noncontributory defined benefit pension plan covering salaried and certain hourly employees of the Company. Benefits are based upon the employees' earnings. On July 5, 1996, benefits under the pension plan were frozen, as the Company elected to replace the pension plan with a 401(k) plan. The Board of Directors of the Company approved the termination of the pension plan in February 1997. Distributions from the pension plan commenced in July 1997, with the final distribution made October 7, 1997.

8.      SUBSEQUENT EVENTS

On October 1, 1997, the Company acquired 100% of the outstanding shares of Service Steel Aerospace Corp. ("SSA"), which is a metals service center with facilities located in Tacoma, Washington; North Canton, Ohio; and Long Beach, California. SSA specializes in stainless and alloy specialty steels for the aerospace industry. SSA's net sales for the twelve months ended December 31, 1996 were approximately $43,000,000. The Company paid $26,000,000 in cash, which was funded by borrowings under the Company's existing revolving line of credit.

On October 8, 1997, the Company announced that it has agreed in principle to acquire all of the outstanding capital stock of Phoenix Metals Company ("Phoenix"), subject to negotiation of a definitive agreement and successful completion of due diligence. Phoenix operates metals service centers specializing in non-ferrous products in Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and Tampa, Florida. For the twelve months ended February 28, 1997, Phoenix's net sales were approximately $112,000,000.

On October 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of up to 3,795,000 shares of the Company's Common Stock, including 200,000 shares to be sold by certain shareholders and up to 495,000 shares that may be purchased by the underwriters to cover over-allotments, if any. The net proceeds to the Company will be used to pay down debt incurred in connection with recent acquisitions, to fund potential acquisitions and capital expenditures and for working capital and general corporate purposes.

                         RELIANCE STEEL & ALUMINUM CO.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the Company's metals service centers and Valex Corp. for the three month and nine month periods ended September 30, 1997 and September 30, 1996 (dollars are shown in thousands and certain amounts may not calculate due to rounding):


                                              THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------- -----------------------------------------
                                               1997                 1996                  1997                 1996
                                     ------------------------------------------- -----------------------------------------
                                                    % OF                 % OF                  % OF                  % OF
NET SALES:                              $         NET SALES   $        NET SALES    $        NET SALES    $        NET SALES
                                     -------------------------------------------------------------------------------------
       Metals service centers ...    $245,176       96.4%  $146,074       95.2%  $671,667       96.0%  $437,812       92.0%
       Valex Corp. ..............       9,060        3.6      7,321        4.8     27,984        4.0     37,845        8.0
                                     -------------------------------------------------------------------------------------
             Total sales ........     254,236      100.0    153,395      100.0    699,651      100.0    475,657      100.0
GROSS PROFIT:
       Metals service centers ...      53,761       21.1     35,969       23.4    149,802       21.4    100,177       21.1
       Valex Corp. ..............       2,757        1.1      1,659        1.1      8,755        1.3     13,622        2.9
                                     -------------------------------------------------------------------------------------
         Total gross profit .....      56,518       22.2     37,628       24.5    158,557       22.7    113,799       23.9
OPERATING EXPENSES:
       Metals service centers ...      38,947       15.3     24,816       16.2    111,237       15.9     73,248       15.4
       Valex Corp. ..............       1,770         .7      1,635        1.1      5,947         .8      7,501        1.6
                                     -------------------------------------------------------------------------------------
         Total operating expenses      40,717       16.0     26,451       17.2    117,183       16.7     80,749       17.0
INCOME FROM OPERATIONS:
       Metals service centers ...      14,814        5.8     11,153        7.3     38,565        5.5     26,929        5.7
       Valex Corp. ..............         987         .4         24         .0      2,808         .4      6,121        1.3
                                     -------------------------------------------------------------------------------------
         Total operating income .    $ 15,801        6.2%  $ 11,177        7.3%  $ 41,373        5.9%  $ 33,050        6.9%
                                     =====================================================================================
FIFO INCOME FROM OPERATIONS .....    $ 16,412        6.5%  $  9,027        5.9%  $ 44,223        6.3%  $ 30,900        6.5%
                                     =====================================================================================


Substantially all inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method. The Company uses the LIFO method of inventory valuation for these inventories because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of increasing prices of metals, which the Company is currently experiencing, LIFO accounting will cause reported income to be lower than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. As AMI Metals, Inc. ("AMI") purchases the majority of its inventory for specific customer orders, the FIFO method is used because it more appropriately matches revenues and costs. The table above includes income from operations and the discussions which follow include analysis as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method. Inventories for Valex Corp. have been stated on the FIFO method.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $100,841, or 65.7%, for the three months ended September 30, 1997 compared to the same period of 1996. The increase in metals service centers' net sales of $99,102, or 67.8%, was primarily due to the inclusion of sales from CCC Steel, Inc. ("CCC Steel"), which was acquired on April 3, 1996; from Siskin Steel & Supply Company, Inc. ("Siskin"), which was acquired on October 1, 1996; from AMI Metals, Inc. ("AMI"), which was acquired April 2, 1997; and from Amalco Metals, Inc. ("Amalco"), which was acquired April 30, 1997. The sales increase reflects an increase of 60.3% in tons sold and an increase in the average sales price per ton of 5.7% for the three months ended September 30, 1997 compared to the corresponding period of 1996. The increase in tons sold was primarily due to the inclusion of the net sales of CCC Steel, Siskin, AMI and Amalco ("the Acquisitions"). Excluding the effect of the Acquisitions, metals service centers reported an 11.2% increase in tons sold in the three months ended September 30, 1997 as compared to the same period of 1996. The average selling prices increased for the 1997 period primarily as a result of changes in product mix due to the inclusion of sales from AMI and Amalco, whose products generally have higher selling prices than most other products sold by the Company. Excluding the Acquisitions, the average selling price per ton increased by 2.1% for the 1997 period compared to the 1996 period for the metals service centers primarily in response to changes in product mix and increasing selling prices for certain of the Company's products.

Net sales of Valex increased to $9,060 in the three months ended September
30, 1997, compared to $7,321 in the same period of 1996. The increase in Valex's sales is due to a slight improvement in the semiconductor manufacturing industry as compared to the same period of 1996 when a general slowdown in the construction activities of the semiconductor manufacturing industry occurred.

Total gross profit increased $18,890, or 50.2%, in the three month period ended September 30, 1997 compared to the same period of 1996. Expressed as a percentage of sales, gross profit decreased from 24.5% in 1996 to 22.2% in 1997. The decrease was primarily due to the impact of LIFO. For the 1997 period, the LIFO reserve increased $611 due to increases in the costs of certain of the Company's raw materials, while the LIFO reserve decreased during the 1996 period, increasing gross margin during that period by $2,150. The 1997 increase in the LIFO reserve was mainly due to firming prices of the Company's products in 1997 compared to 1996, with increased prices in certain products, especially heat treated aluminum and certain carbon products. On a FIFO basis, gross profit for the metals service centers decreased to 22.2% of sales for the three months ended September 30, 1997, from 23.2% for the same period of 1996. Valex's gross profit of $2,757 for the 1997 period increased 66.2% from the same period of 1996 with Valex's margin increasing from 22.7% to 30.4%. This increase was due to cost reductions and fixed costs being spread over a larger sales volume during the 1997 period.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $13,000, or 53.3%, in the 1997 period compared to the 1996 period and amounted to 14.7% and 15.9% of sales in each respective period. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related expenses of Siskin, AMI and Amalco. The decrease in expenses as a percentage of sales is a result of fixed costs being spread over a larger sales volume during the 1997 period.

Depreciation and amortization expense increased 61.3% during the three months ended September 30, 1997 compared to the corresponding period of 1996. This increase is primarily due to the inclusion of depreciation expense related to the assets of Siskin, AMI and Amalco, along with the amortization of goodwill resulting from the acquisitions of Siskin, AMI and Amalco.

Interest expense increased by $2,272 due to increased borrowings during the three months ended September 30, 1997 as compared to the corresponding period of 1996 to fund the acquisitions of Siskin, AMI and Amalco.

The effective income tax rate increased to 40.6% in 1997, from 39.9% in 1996. This increase is primarily due to increased amortization of goodwill related to the Acquisitions and stock option exercises under FAS 123. Income taxes were recorded at a rate of 41.8% in the three months ended September 30, 1997, to adjust the year to date amount to the 40.6% rate expected for the year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $223,994, or 47.1%, compared to the first nine months of 1996. The increase in metals service centers' net sales of $233,855, or 53.4%, was due primarily to the inclusion of sales from the Acquisitions. The sales increase reflects an increase of 69.4% in tons sold which was offset by a decrease in the average sales price per ton of 8.5% for the first nine months of 1997 compared to the corresponding period of 1996. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions; however, excluding the sales of the Acquisitions, metals service centers reported a 9.2% increase in tons sold in the first nine months of 1997 as compared to the same period of 1996. The average selling price has decreased in response to changes in product mix, with CCC Steel and Siskin adding sales of carbon steel products which typically have lower selling prices than most of the Company's other products, which was offset in 1997 by adding AMI and Amalco's sales of high end aluminum products, which generally have higher selling prices than most of the Company's other products. Excluding sales of the Acquisitions, the average selling price decreased by 2.1% in the 1997 period compared to 1996, primarily due to lower selling prices for common alloy aluminum and stainless steel products during the 1997 period.

Net sales of Valex decreased to $27,984 in the first nine months of 1997, compared to $37,845 in the same period of 1996. The decrease in Valex's sales is due to the slowdown in the construction activities of the semiconductor manufacturing industry which began in the second half of 1996. Signs of a slight improvement in the semiconductor manufacturing industry have been seen during 1997, as compared to the second half of 1996.

Included in other income for the first nine months of 1997 is a net gain of $1,008 realized on the sale of real property at the Santa Clara, California location. Included in the first nine months of 1996 is a net gain of $1,519 realized on the sale of real property near Los Angeles.

Total gross profit increased $44,758, or 39.3%, in the first nine months of 1997 compared to the first nine months of 1996. Expressed as a percentage of sales, gross profit decreased from 23.9% in 1996 to 22.7% in 1997. The decrease was primarily due to declining margins for Valex and the change in LIFO. The LIFO reserve increased $2,850 during the first nine months of 1997 due to increased costs and quantities of certain of the Company's raw materials for 1997, especially heat treated aluminum products. During the 1996 period, LIFO had the reverse effect, decreasing by $2,150. This resulted in additional costs in the 1997 period and increased margin in the 1996 period. On a FIFO basis, gross profit for the metals service centers remained relatively constant at 22.7% of sales for the first nine months of 1997, and 22.4% for the first nine months of 1996. Valex's gross profit of $8,755 for the 1997 period decreased 35.7% from the same period of 1996 and, as a percentage of sales, decreased from 36.0% to 31.3%. The decreases were due to lower sales volume, a more competitive sales environment and increased customer demand for certain lower margin products experienced in 1997, as compared to the first nine months of 1996.

Warehouse, delivery, selling and general and administrative expenses increased $32,931, or 43.9%, in the first nine months of 1997 compared to the corresponding period of 1996 and constituted 15.4% and 15.8% of sales for each respective period. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related expenses of the Acquisitions.

Depreciation and amortization expense increased 60.7% during the nine months ended September 30, 1997 compared to the corresponding period of 1996. This increase is primarily due to the inclusion of depreciation expense, along with the amortization of goodwill, related to the Acquisitions.

Interest expense increased by $5,762 due to increased borrowings during the first nine months of 1997 as compared to the corresponding period of 1996 to fund the Acquisitions.

The effective income tax rate increased from 39.9% in 1996 to 40.6% in 1997, mainly due to the increased amortization of goodwill from the Acquisitions and stock option exercises under FAS 123.

Earnings per share for the nine month periods ended September 30, 1997 and 1996 of $1.54 and $1.44, respectively, includes $.04 and $.06 per share, respectively, attributable to the sale of the real property in each of those periods.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At September 30, 1997, working capital amounted to $177,571 compared to $136,765 at December 31, 1996. The increase was primarily due to an increase in accounts receivable resulting from higher sales levels in the first nine months of 1997, as well as working capital obtained from the Acquisitions. The Company's capital requirements are primarily for working capital, acquisitions and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving line of credit. In October 1997, the Company entered into a credit agreement with six banks. The Company's borrowing limit under the revolving line of credit established under this agreement was increased to $200,000. Prior to the syndicated line of credit, the Company's borrowing limit with one lender had been increased to $125,000 in March 1997. In September 1997 and November 1996, the Company entered into agreements with insurance companies for private placements of debt in the aggregate amounts of $65,000 and 75,000, respectively. The proceeds of the debt funded in September 1997 were used to refinance the borrowings under the Company's revolving credit facility made to fund the acquisitions of AMI and Amalco and borrowings for general working capital purposes. The proceeds of the debt funded in January 1997 were used to pay off the $65,000 of promissory notes issued for the acquisition of Siskin with the balance of $10,000 applied to reduce the borrowings under the Company's revolving credit facility. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2009 and bear interest at rates ranging from 6.76% to 7.37% per annum.

The decrease in cash provided by operations of $19,174 during the nine month period ended September 30, 1997 compared to the corresponding 1996 period was due principally to the increase in net accounts receivable, which is primarily due to higher sales in the first nine months of 1997, including the Company's 1997 acquisitions.

Capital expenditures, excluding acquisitions, were $19,159 for the nine months ended September 30, 1997. The Company had no material commitments for capital expenditures as of September 30, 1997. The Company anticipates that funds generated from operations and funds available under its line of credit will be more than sufficient to meet its working capital needs for the foreseeable future, including the expansion of its facilities at certain of its metals service centers currently in progress.

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 in February 1995) of its outstanding Common Stock. As of September 30, 1997, the Company had repurchased a total of 1,351,500 shares of its Common Stock, at an average purchase price of $11.37 per share, all of which are being treated as authorized but unissued shares. The Company repurchased 373,800 shares of its Common Stock during the nine month period ending September 30, 1997, at an average cost of $19.88 per share. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

The acquisitions of AMI Metals, Inc. and Amalco Metals, Inc. in April 1997 were funded by borrowings under the Company's revolving line of credit. The acquisition of Service Steel Aerospace Corp. was also funded by borrowings under the revolving line of credit in October 1997.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.01 Form of Note Purchase Agreement dated September 15, 1997 between each of the purchasers listed on Schedule "A" attached thereto and the Registrant.

          10.02 Credit Agreement for the $200 Million Syndicated Credit Facility dated October 22, 1997.


     (b)  Form 8-K

          No reports on Form 8-K have been filed during the period for which this report was filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RELIANCE STEEL & ALUMINUM CO.



Dated:  October 23, 1997                   By:  /s/ Joe D. Crider
                                                -----------------------------
                                                    Joe D. Crider
                                                    Chief Executive Officer



                                           By:  /s/ Steven S. Weis
                                                -----------------------------
                                                    Steven S. Weis
                                                    Senior Vice President &
                                                    Chief Financial Officer