Form 10-K
period 1997-12-31
RELIANCE STEEL & ALUMINUM CO
filed 1998-03-27
CIK 861884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO
                       COMMISSION FILE NUMBER: 001-13122

                         RELIANCE STEEL & ALUMINUM CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                                 WHICH REGISTERED
               -------------------                             ------------------------
                  Common Stock                                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 27, 1998 was $540,716,199.44.

     As of February 28, 1998, 18,842,708 shares of the registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this report.

================================================================================

                                     INDEX

                                   PART I
Item 1.   Business....................................................      1
          Industry Overview...........................................      1
          Background..................................................      1
          Customers...................................................      4
          Suppliers...................................................      5
          Backlog.....................................................      5
          Products and Processing Services............................      5
          Marketing...................................................      6
          50%-Owned Company...........................................      6
          Cyclical Nature.............................................      6
          Competition.................................................      7
          Quality Control.............................................      7
          Systems.....................................................      7
          Government Regulation.......................................      8
          Employees...................................................      8
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     10

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     11
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     14
Item 8.   Financial Statements and Supplementary Data.................     21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     41

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........     41
Item 11.  Executive Compensation......................................     41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     41
Item 13.  Certain Relationships and Related Transactions..............     42

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     42
SIGNATURES............................................................     45

                    SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     Certain of the matters discussed in this Annual Report on Form 10-K include forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which Reliance Steel & Aluminum Co. ("the Company") is subject are the risks inherent in the industries which the Company serves, including, but not limited to, the volatility of the transportation, construction, general manufacturing, aerospace and semiconductor fabrication industries to which the Company sells products. These industries, and therefore the Company, are subject to changes in the economy in general. In addition, the Company has increased its long-term debt as a result of its recent acquisitions and is subject to increased risks as a result of this higher leverage. The Company's metals service centers are subject to fluctuations in the price of raw materials, although the Company is generally able to pass-through increases in costs of raw materials to its customers. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Recent acquisitions of the Company may not perform as the Company anticipates after the change in ownership. Accordingly, the actual results realized by the Company could differ materially from the statements made herein. Potential investors are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

     Reliance Steel & Aluminum Co. ("Reliance" or the "Company") is one of the largest metals service center companies in the United States. Through a network of metals service centers, with 51 processing and distribution facilities (excluding American Steel L.L.C.'s five facilities) in 20 states, the Company provides value-added materials management and metals processing services and distributes a full line of more than 60,000 metal products, including carbon, alloy, stainless and specialty steel, aluminum, brass and copper products to more than 40,000 customers in a broad range of industries. Some of these metals service centers provide processing services for specialty metals only. The Company's products are currently delivered from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Kansas, Maryland, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington and Wyoming. In addition, one of the Company's subsidiaries has an international sales office in Marseilles, France. The Company also has a 50% ownership interest in and operational control of American Steel, L.L.C., which operates five metals service centers in the Pacific Northwest and Central California.

  INDUSTRY OVERVIEW

     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as cutting-to-length (or leveling), slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting, forming and electropolishing. These processing services save time, labor and expense for customers, thereby reducing their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment and inventory to process the metals for their own manufacturing operations. Accordingly, industry forces have created a niche in the market to allow metals service centers, such as Reliance, to purchase, process and deliver metals to end users in a more efficient and cost-effective manner than the end user could achieve in dealing directly with the primary producer, or with an intermediate steel processor. Industry analysts estimate that, historically in the United States, based on tonnage, metals service centers and processors purchased approximately 30% of all carbon industrial steel products, 45% of all stainless steel produced in the United States and 37% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things). The metals distribution industry is currently estimated at more than $40 billion in revenues in the United States.

     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of the Company's competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in the United States has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 1997. The Company believes that this consolidation trend creates new opportunities for acquisitions.

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

     In the mid-1970's, the Company began to establish specialty metals service centers stocked with inventories of selected metals such as aluminum, stainless steel, brass and copper, and equipped with automated materials handling and precision cutting equipment and currently has 43 specialty metals service centers and eight full-line facilities, not including American Steel L.L.C. The Company's metals service centers are operated under the trade names of "Tube Service Co." (which processes and distributes specialty tubing), "Bralco Metals" (which processes and distributes aluminum, brass, copper and stainless steel products), "Reliance Metalcenter" (which processes and distributes a variety of metals products), "Reliance Steel Company" (which processes and distributes carbon steel products), and "Affiliated Metals" (which processes and distributes primarily flatrolled aluminum and stainless steel products). MetalCenter, Inc. specializes in processing and distributing non-ferrous products. CCC Steel, Inc. ("CCC Steel") has two metals service centers which specialize in processing and distributing structural steel products. Siskin Steel & Supply Company, Inc. ("Siskin") operates five full-line metals service centers, including Georgia Steel Supply Company ("Georgia Steel"). AMI Metals Inc.'s ("AMI") six metals service centers process and distribute aluminum products primarily for the aerospace industry. Amalco Metals, Inc. ("Amalco") operates one facility to process and distribute aluminum products primarily for the electronics industry. Service Steel Aerospace Corp. ("SSA") has three facilities processing and distributing stainless and alloy specialty steels primarily for the aerospace industry. Phoenix Metals Company ("Phoenix") operates four non-ferrous metals service centers. Durrett Sheppard Steel Co., Inc. ("DSS") is a specialty metals service center, which processes and distributes carbon steel plate, bar and structural products. Valex Corp. ("Valex") consists of one specialty tubing service center with six distribution centers and one international sales office. The "American Steel" and "American Metals" divisions of American Steel, L.L.C. process and distribute primarily carbon steel products from five metals service centers.

     The Company serves its customers primarily by providing quick delivery, metals processing and inventory management services. The Company purchases a variety of metals from primary producers and sells these products in smaller quantities. For approximately 60% of its sales, the Company performs metals processing, or first stage processing, services before distributing the product to manufacturers and other end users, generally within 24 hours from receipt of an order, for orders that do not require extensive or customized processing. Metals processing services include leveling, slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting, forming, and electropolishing, all to customer specifications. See "Business -- Products and Processing Services". These services save time, labor and expense for customers and reduce customers' overall manufacturing costs. During 1997, the Company's metals service centers handled approximately 4,100 transactions per business day, with an average revenue of approximately $1,025 per transaction.

     The Company has a history of expansion through acquisitions, as well as from internal growth. Since its initial public offering in September 1994, Reliance has successfully completed and integrated ten acquisitions. The acquisitions of Phoenix and DSS occurred in 1998. Prior to going public, the Company was also very aggressive in making acquisitions, with twenty acquisitions from 1984 to September 1994.

     On January 30, 1998, the Company acquired all of the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix"), for $21 million. Phoenix operates metals service centers specializing in non-ferrous products in Birmingham, Alabama; Norcross (Atlanta), Georgia; Charlotte, North Carolina; and Tampa, Florida. Phoenix had net sales of approximately $119 million in the eleven months ended January 29, 1998. The Company believes that the acquisition of Phoenix enhances the Company's position in the southeastern United States and complements Siskin's range of products.

     On January 30, 1998, the Company purchased the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary Durrett-Sheppard Steel of Pennsylvania, Inc., for $30.5 million, through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("DSS"). DSS consists of one carbon steel metals service center located in Baltimore, Maryland. Durrett-Sheppard Steel Co., L.L.C., had revenues of approximately $47 million for the twelve months ended September 30, 1997.

     On December 1, 1997, the Company acquired 100% of the outstanding common stock of Georgia Steel, which operates one metals service center in Atlanta, Georgia. Georgia Steel processes and distributes primarily carbon steel products and is operating as a wholly-owned subsidiary of Siskin. Georgia Steel's net sales for the eleven months ended November 30, 1997 were approximately $20 million. Georgia Steel's net sales for the one month period ending December 31, 1997, were $1.5 million, which were included in consolidated net sales of the Company for 1997.

     On October 1, 1997, the Company acquired 100% of the outstanding common stock of SSA, which operates metals service centers in Tacoma, Washington; North Canton, Ohio; and Long Beach, California. SSA specializes in stainless and alloy specialty steel products primarily for the aerospace industry, thereby expanding the Company's position in this growing industry. Net sales of SSA for the nine months ended September 30, 1997, were approximately $39 million. For the three months ended December 31, 1997, SSA's net sales were $14 million, which were included in consolidated net sales of the Company for 1997.

     On April 30, 1997, the Company completed its acquisition of 100% of the outstanding capital stock of Amalco. Amalco, a leading non-ferrous metals service center located in northern California, processes and distributes aluminum products primarily for the electronics industry. The Company intends to combine the business of Amalco with Reliance's existing metals service center in Santa Clara, California upon completion of a new, enlarged, state-of-the-art facility in Union City, California, which the Company expects to complete in 1998. For the twelve months ended April 30, 1997, Amalco's net sales were approximately $26 million. Amalco's net sales were $21 million for the eight months ended December 31, 1997, and were included in consolidated net sales of the Company for 1997.

     On April 2, 1997, the Company acquired 100% of the capital stock of AMI for $38.5 million in cash. AMI is headquartered in Brentwood, Tennessee, with additional operating facilities in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. AMI specializes in the processing and distribution of aluminum plate, sheet and bar products primarily for the aerospace industry. For the twelve months ended February 28, 1997, AMI's net sales were approximately $77 million. AMI's net sales were $98 million for the nine months ended December 31, 1997, and were included in consolidated net sales of the Company for 1997. AMI significantly enhances Reliance's position in the expanding aerospace sector.

     On October 1, 1996, the Company acquired 100% of the outstanding capital stock of Siskin for total consideration of $71 million in cash, which was financed by a private placement of debt. Siskin is based in Chattanooga, Tennessee; with additional operating facilities in Birmingham, Alabama; Spartanburg, South Carolina; and Nashville, Tennessee. Siskin's net sales for the twelve months ended December 31, 1997, were $159 million. Siskin established a strong presence for Reliance in the southeastern United States.

     In April 1996, the Company acquired 100% of the outstanding capital stock of CCC Steel, a privately-held carbon steel service center, for $25 million in cash. CCC Steel has facilities in Los Angeles, California, and Salt Lake City, Utah. CCC Steel is known as one of the largest structural steel distribution companies in the Western United States. CCC Steel's net sales were $63 million for the twelve months ended December 31, 1997.

     In January 1996, the Company purchased certain assets of a metals service center in Albuquerque, New Mexico. These assets were combined with the Company's existing non-ferrous metalcenter operation in Albuquerque. Also in January 1996, the Company opened a Tube Service facility in Denver, Colorado.

     In the fourth quarter of 1996, the Company completed construction and relocated the Bralco Metals operation near Los Angeles, California and the Affiliated Metals operation in Salt Lake City, Utah to new, larger, more efficient, state-of-the-art facilities. Valex, a 97%-owned subsidiary of the Company that is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants, opened its first international sales office in 1996, located in Marseilles, France.

     The Company's executive officers maintain financial controls and establish general policies and operating guidelines, while its division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial management style has enabled the Company to improve the productivity and profitability both of acquired businesses and of its own expanded operations. Successful division managers and other management personnel are awarded incentive compensation based in part on the profitability of their particular division or subsidiary and in part based on the overall profitability of the Company.

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

  CUSTOMERS

     Customers purchase from service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. The Company believes that metals service centers have also enjoyed an increasing share of total metal shipments because of the focus of the capital goods and related industries on just-in-time inventory management, materials management outsourcing and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.

     The Company has more than 40,000 customers. Approximately 17,000 customers actively purchase from the Company from month to month. In 1997, only one customer accounted for more than 1% of the Company's sales, with sales to this one customer representing 4.1% of total Company sales. During 1997, more than 85% of the Company's orders were from repeat customers. Reliance's customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto after-market), aerospace and semiconductor manufacturing industries. The Company's metals service centers wrote and delivered over 932,000 orders from its customers, at an average price of approximately $1,025, during 1997. Most of the customers who purchase from the Company's various metals service centers are located within a 150-mile radius of the metals service centers; the proximity of the centers to the customers assists the Company in providing just-in-time delivery to its customers on its fleet of 312 owned or leased trucks. Approximately 3% of the Company's sales were to international customers in 1997. Valex has a network of distribution centers throughout the United States which provide quick and personal service to its customers, which the Company believes is unmatched by any of Valex's competitors. This strategy also resulted in the opening of an international sales office for Valex during 1996 to provide support to the European market. Moreover, Reliance's computerized order entry system and flexible production scheduling also enables the Company to meet customer requirements for short lead times and just-in-time delivery.

     The Company believes that its long-term relationships with many of its customers significantly contribute to the success of its business. Providing prompt and efficient services and quality products at a reasonable price is an important factor in maintaining these relationships.

     Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn. Currently, the semiconductor manufacturing industry in which Valex's customers operate, which is highly cyclical in nature and subject to changes in demand based on, among other things, general economic conditions and industry capacity, has suffered a significant slowdown. In addition, the aerospace industry experienced a significant improvement during 1997, which the Company believes will continue for at least the next two years, subject to changes in demand based on, among other things, general economic conditions and industry capacity.

     Historically, the Company's largest market for its products has been California, representing 45% of the Company's 1997 sales. Although California continues to be the largest market, the Company has expanded its facilities geographically as a result of strategic acquisitions and has increased its physical capabilities through capital expenditures to reduce the impact of any regional economic recession on the Company's operations.

  SUPPLIERS

     Reliance purchases its products from the major metals producers, both domestic and foreign and has multiple suppliers for all of its product lines. The Company's major suppliers of domestic carbon steel products include California Steel Industries, Geneva Steel, Huntco Steel, Nucor Steel, Nucor Yamato and USS-POSCO Industries. Allegheny Ludlum Steel Corp., Cromweld Steels Ltd., International Stainless Steel Corp. and North American Stainless supply stainless steel products. The Company is a recognized distributor for various major aluminum companies, including Aluminum Company of America ("Alcoa"), Alcan Aluminum Limited, Alumax Mill Products, Century Aluminum, Commonwealth Aluminum, Kaiser Aluminum and Reynolds Metals. The Company's total volume of purchases enables it to purchase substantially all of its inventory at the best prices offered by the suppliers, given the order size. The Company believes that it is not dependent on any one of its suppliers for metals and that its relationships with its suppliers are very strong. The Company has worked closely with its suppliers in order to become an important customer for each major supplier of the Company's metals for its core product lines.

  BACKLOG

     Because of the just-in-time delivery policy and the short lead time nature of its business, the Company does not believe the information on backlog of orders is material to an understanding of its metals service center business.

  PRODUCTS AND PROCESSING SERVICES

     At its metals service centers, the Company provides processing services, such as leveling, slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting, forming or electropolishing to each customer's specifications and delivers the products to manufacturers and other end users. For orders other than those requiring extensive or specialized processing, delivery to the customer generally occurs within 24 hours from receipt of the initial order. The Company's sales of its more than 60,000 products in 1997 comprised the following approximate percentages by commodity and product: 19% were heat treated aluminum plate, sheet and coil; 12% were carbon steel structurals; 8% were aluminum bar and tube; 8% were stainless steel plate, sheet and coil; 7% were common alloy aluminum plate, sheet and coil; 7% were carbon steel tubing; 7% were carbon steel plate; 6% were carbon steel bar; 5% were galvanized steel sheet and coil; 5% were stainless steel bar and tube; 4% were cold rolled steel sheet and coil; 4% were hot rolled steel sheet and coil; 4% were electropolished stainless steel tubing and fittings; and 4% were miscellaneous, such as brass and copper. The Company has reduced its dependence on any particular customer group or industry by processing a variety of metals. This diversification of product type and material has reduced the Company's exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries, as well as reducing its dependence on particular suppliers.

     The Company maintains a wide variety of products in inventory. For the Company's largest product type (sheet and coil), the Company purchases coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .25 and .015 inches thick, and rolled into 3- to 20-ton coils. Because of the size and weight of these coils and the specialized equipment required to move and process the coils into smaller sizes and various products, few of the Company's customers have the capability of processing the metal into the desired products.

     Reliance enters its customer orders, once received, in a computerized order entry system, selects appropriate inventory and schedules the processing in accordance with the specified delivery date, generally within 24 hours for the majority of its orders. The Company attempts to maximize the yield from the various metals that it processes by combining customer orders to use each purchased product to the fullest extent practicable.

     Few metals service centers offer the full scope of processing services and metals that Reliance uses to produce the desired end products. Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates. Slitting involves cutting metal to specified widths along the length of the coil. Blanking cuts the metal into close tolerance, square or rectangular shapes. Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, or laser burning for carbon and stainless steel plate and routing for aluminum plate. Shearing cuts the metal into small precise pieces. Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch. Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance. Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance. Tee splitting involves splitting metal beams. Forming involves bending and forming plate or sheet products into customer specified shapes and sizes with press brakes. Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean, and passivate the interior surfaces of these components. Electropolishing is a selective electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is now a required surface treatment process for all Ultra High-Purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies. Reliance generally processes specific metals to non-standard sizes only at the request of customers pursuant to purchase orders rather than maintaining an inventory of finished products. The Company is required to carry a wide range of inventories of metals, however, to meet the short lead time and just-in-time delivery requirements of its customers. Each of the Company's metals service centers maintains equipment selected to meet the needs of that facility's customers.

  MARKETING

     Reliance's more than 485 sales personnel are located in twenty-four states and France to provide marketing services throughout each of the geographic locations served. The sales personnel are organized by division or subsidiary among the Company's profit centers and are divided into two groups: those who travel throughout a specified geographic territory to maintain relationships with the Company's existing customers and to develop new customers ("outside sales personnel") and those who remain at the facilities to write and price orders ("inside sales personnel"). The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the respective profit center's gross profit, and the outside sales personnel generally receive incentive compensation based on gross profit from their respective geographic territories.

  50%-OWNED COMPANY

     On July 1, 1995, the Company acquired a 50% interest in and operational control of American Steel, L.L.C. ("American Steel"), a newly-formed limited liability company, for $19.25 million in cash. As part of the acquisition, the Company contributed cash, American Industries, Inc. ("American") contributed assets and each also contributed its 50% ownership in American Metals Corporation ("American Metals"), a joint venture established between the Company and American in 1993. American Steel consisted of three metals service centers in the Pacific Northwest, that were previously wholly-owned by American. The facility in Canada was sold in January 1997. American Metals, which operates three metals service centers located in the Central Valley of California, is a wholly-owned subsidiary of American Steel. The purchase agreement allows the Company to acquire the remaining 50% of American Steel at a future date. This 50% investment in American Steel is accounted for by the equity method, whereby the Company includes 50% of American Steel's consolidated earnings in the Company's net income and earnings per share amounts.

  CYCLICAL NATURE

     The Company distributes metal products to customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn.

     The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a significant period of growth from 1993 to 1996, this industry has experienced a significant slowdown which began in mid-1996. On the other hand, the aerospace industry experienced a significant improvement during 1997, which the Company expects to continue for at least the following two years, subject to changes in demand based on, among other things, general economic conditions and industry capacity.

     The Company's largest market for its products is California. The Company has expanded its facilities geographically as a result of strategic acquisitions and has increased its physical capabilities through capital expenditures to reduce the impact of any regional economic recession on the Company's operations.

  COMPETITION

     The metals distribution industry is highly fragmented and competitive. The Company has numerous competitors in each of its product lines and geographic locations, although competition is most frequently local or regional. Most of these competitors are smaller than the Company. Nonetheless, the Company faces strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than the Company. Based on an industry report, it is estimated that there were approximately 3,400 intermediate steel processors and metals service center facilities in the United States in 1997. The Company believes that it is one of the ten largest service center companies in the United States. Competition is based on price, service, quality and availability of products. The Company maintains centralized relationships with its suppliers and a decentralized operational structure. The Company believes that this division of responsibility has increased its ability to obtain competitive prices of metals and to provide more responsive service to its customers. In addition, Reliance believes that the size of inventory it maintains, the different metals and products it has available and the wide variety of processing services it provides distinguish the Company from its competition.

  QUALITY CONTROL

     The procurement of high quality metal from suppliers on a consistent basis is critical to the Company's business. The Company has instituted strict quality control measures to assure that the quality of purchased metals will enable the Company to meet the specifications of its customers and to reduce the costs of production interruptions. Physical and chemical analyses are performed on selected metals to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. Similar analyses are conducted on processed metal on a selected basis before delivery to the customer. The Company believes that maintenance of high standards for accepting metals ultimately results in reduced return rates from its customers.

     The Company has established a program to obtain certification of its locations under the ISO 9002 internationally-accepted quality standard. Most of the Company's metals service center divisions have already attained ISO 9002 certification, with the remaining three divisions and CCC Steel expected to become certified in mid-1998. MetalCenter, Inc. and Valex have attained ISO 9002 certification. The Company has established a program for its other recently-acquired subsidiaries to obtain such certification in the future. Management believes this certification will provide access to additional customers and improve operating efficiency.

  SYSTEMS

     The Company is in the process of converting its Reliance divisions from its internally-developed software, which runs on an IBM mainframe computer, to the Stelplan manufacturing and distribution information systems, which uses IBM RS6000 multi-processor based hardware. This conversion is scheduled to be completed during 1999. All of the AMI and American Steel service centers and MetalCenter, Inc. use Stelplan, with SSA and DSS planning to convert to Stelplan prior to the Year 2000. Stelplan is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan is a registered trademark of Planmatics Corp. Stelplan was developed specifically for the metals service center and processor industry. Stelplan also provides real time availability of information such as inventory availability, location and cost. Access to this information allows the Company's marketing and sales personnel to respond to the customer's needs more efficiently and more effectively and to provide quickly a product price. In addition, the Company has received a letter from Planmatics Corp. stating that Stelplan is "Year 2000" compliant. The Company, working with its respective software vendors, has adopted plans to make the minor modifications required with respect to those of its subsidiaries that are not converting to Stelplan before the Year 2000.

  GOVERNMENT REGULATION

     The Company's metals service centers are subject to many federal, state and local requirements relating to the protection of the environment including hazardous waste disposal and underground storage tank regulations. The only hazardous wastes that the Company uses in its operations are lubricants and cleaning solvents. The Company frequently examines ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. The Company pays state certified private companies to haul and dispose of its hazardous waste.

     Management believes that the Company is in material compliance with all applicable environmental laws and that the Company's products and processes do not present any unusual environmental concerns. The Company does not anticipate any material expenditures to meet environmental requirements. Some of the properties owned or leased by the Company are located in industrial areas, however, with histories of heavy industrial use. The location of these properties may result in the Company's incurring environmental liabilities that arise from causes other than the operations of the Company, but the Company does not expect that any such liabilities will have a material adverse impact on the Company's results of operations, financial condition or liquidity. In addition, environmental audits are performed during the due diligence process for acquisitions, so that the Company does not assume any material environmental exposure as the result of an acquisition.

     The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. Reliance has established a strict safety policy, which it believes is one of the best in the industry. Management believes that the Company is in material compliance with applicable laws and regulations and does not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

  EMPLOYEES

     As of February 28, 1998, the Company had a total of approximately 2,750 employees. Approximately 535 of these employees are covered by collective bargaining agreements, which expire at various times over the next five years. The Company has entered into collective bargaining agreements with nine different union locals at eleven of its locations. The Company has not found that these collective bargaining agreements have had a material impact either favorably or unfavorably on the Company's revenues or profitability at its various locations. The Company has always maintained excellent relations with its employees and has never experienced a significant work stoppage.

ITEM 2.  PROPERTIES.

     The Company maintains 51 metals service center processing and distribution facilities in 20 states (not including American Steel), plus its corporate headquarters and one international sales office. All of the Company's properties are in good or excellent condition and are adequate for its existing operations. These facilities generally operate at about 60% of capacity, with each division averaging slightly less than two shifts operating at full capacity for a five-day work week. Twenty of these facilities are leased. Siskin leases a portion of its facilities in Chattanooga, Tennessee. In addition, off-site space is leased near the facilities in Ventura, California; Baltimore, Maryland; and Santa Clara, California. The leases are for terms expiring at various times through 2011 and have an aggregate monthly rent of approximately $260,000. The Company owns all other properties. In 1996, the Company relocated its Affiliated Metals operation in Salt Lake City, Utah, and its Bralco Metals operation in Pico Rivera, California, to new, larger, more efficient, state-of-the-art facilities.

The Company's new, enlarged, state-of-the-art facility in Union City, California is scheduled to be completed in early 1998. Upon completion, the business of Amalco will be combined in the new facility with Reliance's metals service center which is currently located in Santa Clara, California. The following table sets forth certain information with respect to each facility:

                           FACILITIES AND PLANT SIZE

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Alabama:
  Birmingham
     (Siskin)...............................................   107,000
     (Phoenix)..............................................    40,000
Arizona:
  Phoenix
     (Reliance Metalcenter).................................   104,000
     (Bralco Metals)........................................    46,000
     (Tube Service).........................................    23,000
     (Valex)................................................     5,000*
California:
  El Cajon (Tube Service)...................................    18,000
  Fontana (AMI).............................................   103,000
  La Mirada (Bralco Metals).................................   140,000
  Long Beach (SSA)..........................................     8,000*
  Los Angeles
     (Corporate Office).....................................    22,000
     (Reliance Steel Company)...............................   270,000*
  Milpitas (Tube Service)...................................    58,000
  National City (Reliance Metalcenter)......................    74,000
  Rancho Dominguez (CCC Steel)..............................   316,000
  Santa Clara
     (Reliance Metalcenter).................................    99,000*
     (Valex)................................................     7,000*
  Santa Fe Springs
     (MetalCenter)..........................................   155,000
     (Tube Service).........................................    66,000
  Union City (Amalco).......................................    55,000
  Ventura (Valex)...........................................   103,000
Colorado:
  Colorado Springs (Reliance Metalcenter)...................    68,000
  Denver (Tube Service).....................................    21,000*
Florida:
  Tampa (Phoenix)...........................................    32,000
Georgia:
  Atlanta (Georgia Steel)...................................    81,000
  Norcross (Phoenix)........................................   170,000
Kansas:
  Wichita
     (AMI)..................................................    35,000*
     (Reliance Metalcenter).................................    45,000*
Maryland:
  Baltimore (DSS)...........................................   260,000
New Jersey:
  Swedesboro (AMI)..........................................    22,000*

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
New Mexico:
  Albuquerque
     (Reliance Metalcenter).................................    44,000
     (Reliance Steel Company)...............................    34,000
     (Valex)................................................     7,000*
North Carolina:
  Charlotte (Phoenix).......................................    41,000*
Ohio:
  North Canton (SSA)........................................    20,000*
Oregon:
  Portland
     (Reliance Metalcenter).................................    44,000
     (Valex)................................................     8,000*
Pennsylvania:
  Allentown (Valex).........................................     5,000*
South Carolina:
  Spartanburg (Siskin)......................................    96,000
Tennessee:
  Brentwood (AMI)...........................................    27,000*
  Chattanooga (Siskin)......................................   439,000
  Nashville (Siskin)........................................   117,000
Texas:
  Arlington (Reliance Metalcenter)..........................    97,000
  Austin (Valex)............................................     8,000*
  Fort Worth (AMI)..........................................    75,000*
  San Antonio (Reliance Metalcenter)........................    77,000
Utah:
  Salt Lake City
     (Reliance Metalcenter).................................   105,000
     (Affiliated Metals)....................................    86,000
     (CCC Steel)............................................    51,000
Washington:
  Auburn (AMI)..............................................    27,000*
  Tacoma (SSA)..............................................    26,000*
Wyoming:
  Casper (Reliance Metalcenter).............................    11,000*
Sales Office
  Marseilles, France (Valex)................................       700*

---------------
* Leased. All other facilities owned.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed for trading on the New York Stock Exchange and was first traded on September 16, 1994. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1997 and 1996. This information is based on composite selling prices reported by the New York Stock Exchange.

                                               1997                 1996
                                        ------------------    ----------------
                                         HIGH*      LOW*      HIGH*      LOW*
                                        -------    -------    ------    ------
First Quarter.........................  $23.167    $17.583    $16.43    $12.00
Second Quarter........................   26.250     19.583     26.00     15.42
Third Quarter.........................   32.625     25.625     25.50     21.17
Fourth Quarter........................   30.625     26.500     27.08     22.83

---------------
* Adjusted to reflect the 3:2 stock split in June 1997.

     As of March 19, 1998, there were approximately 307 record owners of Reliance Common Stock.

     The Company has paid quarterly cash dividends on its Common Stock for approximately 38 years. In 1995, the Company paid quarterly cash dividends at the rate of $0.017 per share and paid a special annual dividend of $0.03 per share. In 1996, the Company paid regular quarterly cash dividends at the rate of $0.02 per share and paid a special annual dividend of $0.04 per share. In 1997, the Company paid quarterly dividends of $0.035 per share, resulting in quarterly dividends of $0.12 after the effect of the 3:2 stock split in June 1997. The Company paid a special annual dividend of $0.05 per share in 1997. From time to time, the Company has also paid stock dividends. Most recently, the Company effected a 3:2 stock split in the form of a 50% stock dividend in June 1997, which is reflected in the above dividend amounts.

     In February 1998, the Company announced that it had increased the regular quarterly dividend to $0.06 per share, which includes one quarter of the former annual special cash dividend, which is now included in the regular quarterly dividend. At the present time, the Company intends to continue paying regular quarterly cash dividends, but the Board of Directors may reconsider or revise this policy from time to time based on conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as other factors the Board of Directors may deem relevant. It is likely that the Board of Directors will continue to declare and pay dividends in the future, provided that earnings are legally available for dividends, but the Board also intends to continue its present policy of retaining a portion of earnings for reinvestment in the operations of the Company and the expansion of its business. The Company can give no assurance, however, that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

     The private placement debt agreements for the unsecured senior notes contain covenants which, among other things, require the maintenance of a minimum net worth that may restrict the Company's ability to pay dividends. In addition, the syndicated line of credit agreement limits cash dividends payable by the Company to not more than 25% of the Company's net income for the immediately preceding fiscal year commencing in 1998. Since its initial public offering in September 1994, the Company has paid betweeen 6% and 8% of its earnings to its shareholders as dividends.

     The following table sets forth certain information with respect to cash dividends paid by the Company during the past two fiscal years:

         DATE OF DECLARATION            RECORD DATE   PAYMENT DATE    DIVIDENDS(1)
         -------------------            -----------   ------------   ---------------
11/21/97..............................   12/19/97        1/9/98      $.035 per share
 8/22/97..............................     9/2/97       9/10/97      $.035 per share
 5/22/97..............................     6/5/97       6/12/97      $.023 per share
 2/21/97..............................    3/14/97        4/4/97      $.023 per share
 2/21/97..............................    3/14/97        4/4/97      $.047 per share
11/25/96..............................   12/10/96       1/10/97      $.020 per share
 8/26/96..............................    8/30/96        9/6/96      $.020 per share
 5/23/96..............................     6/3/96       6/10/96      $.020 per share
 2/22/96..............................    3/11/96       3/29/96      $.020 per share
 2/22/96..............................    3/11/96       3/29/96      $.040 per share

---------------
(1) Amounts have been restated to reflect the June 1997 3:2 stock split.

ITEM 6. SELECTED FINANCIAL DATA.

     The Selected Consolidated Financial Data presented below should be read in connection with the accompanying Consolidated Financial Statements of the Company and the notes related thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
     Net sales......................  $961,518(1) $653,975(1) $561,341(1) $446,866    $371,207
     Cost of sales..................   737,500     492,199     432,059     344,705     287,090
                                      --------    --------    --------    --------    --------
     Gross profit...................   224,018     161,776     129,282     102,161      84,117
     Warehouse, delivery, selling,
       general and administrative
       expenses (2).................   164,580     118,089      94,609      77,638      68,738
                                      --------    --------    --------    --------    --------
     Income from operations.........    59,438      43,687      34,673      24,523      15,379
     Other income (expense):
          Interest expense..........   (10,861)     (3,940)     (1,595)     (2,120)     (2,329)
          Other income..............     3,611       4,464       2,318(3)    1,799(3)    1,921(3)
     Equity earnings (losses) of
       50%-owned company and joint
       venture......................     5,798       5,340       3,199          48         (38)
                                      --------    --------    --------    --------    --------
     Income before income taxes.....    57,986      49,551      38,595      24,250      14,933
     Income taxes...................   (23,810)    (19,761)    (15,893)     (9,840)     (5,701)
                                      --------    --------    --------    --------    --------
     Net income.....................  $ 34,176    $ 29,790    $ 22,702    $ 14,410    $  9,232
                                      ========    ========    ========    ========    ========
     Earnings per
       share -- Diluted(4)(5).......  $   2.15    $   1.90    $   1.45    $   1.14    $   0.82
     Earnings per
       share -- Basic(4)(5).........  $   2.17    $   1.93    $   1.46    $   1.14    $   0.83
     Weighted average common shares
       outstanding -- Diluted(4)....    15,875      15,680      15,591      12,624      11,282
     Weighted average common shares
       outstanding -- Basic(4)......    15,736      15,460      15,520      12,597      11,080
  Cash dividends per
     share -- Diluted(4)............  $    .16    $   0.12    $   0.10    $   0.10    $   0.10
  Balance Sheet Data (December 31):
     Working capital................  $213,252    $136,765    $100,731    $ 84,490    $ 60,790
     Total assets...................   583,866     391,176     260,473     199,421     163,369
     Long-term debt.................   143,350     107,450      30,350       8,532      37,989
     Shareholders' equity...........   313,164     192,642     163,917     149,983      90,101

---------------
(1) Does not include consolidated revenues of $183.7 million, $178.9 million and $86.4 million for American Steel, L.L.C. for the twelve months ended December 31, 1997 and 1996, and the period July 1 to December 31, 1995, respectively, as this 50% investment is accounted for by the equity method, whereby the Company includes 50% of American Steel's consolidated earnings in the Company's net income and earnings per share amounts.

(2) Includes depreciation and amortization amounts.

(3) Includes income received from rental agreements with and services provided to FRLP (as defined in Note 3 to the Consolidated Financial Statements), which was dissolved effective September 30, 1995.

(4) Amounts have been retroactively adjusted to reflect the March 1993 5% stock dividend, the 2:1 stock split effective May 1994, and the June 1997 3:2 stock split.

(5) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 9 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During 1997, the Company experienced record sales and earnings results, primarily due to the inclusion of sales and earnings of companies acquired by Reliance during 1996 and 1997. The Company experienced pricing pressures for some of its products, particularly non-ferrous and stainless steel products. Sales prices to customers for those products decreased because of the lower costs of those materials. However, the Company was able to somewhat offset these declining sales prices with increased sales prices for heat treated aluminum products and certain structural steel products during 1997. There was a significant demand and a restricted supply for heat treated aluminum by the aerospace industry in 1997, allowing higher prices to be realized on the sales of these products. The 1997 supply and demand levels for heat treated aluminum products are expected to continue through at least the first half of 1998. In addition, as a result of certain of the Company's acquisitions during 1997, the product mix shifted to a larger percentage of heat treated aluminum and other higher than average margin products sold as compared to 1996. The Company believes its results have been less volatile to the economic trends affecting the industry because its operations are geographically diversified, it has a wide range of products, and its customer base and the industries to which it sells are highly diversified.

     Reliance's diversification and financial performance have benefited from several significant acquisitions during the reported periods, each of which has been immediately accretive to earnings. Additionally, the Company's successful efforts to continue to expand through strategic acquisitions and to increase its efficiencies and physical capacities through capital expenditure programs have enabled it to lessen the impact of regional economic recessions on the overall results of its operations. Management believes that the Company is positioned to take full advantage of improved economic environments, while at the same time it is poised to operate efficiently in less favorable economies because of its tight cost controls, high inventory turnover and diversification.

RECENT DEVELOPMENTS

     During 1997, the Company completed four acquisitions. These acquisitions were financed by a secondary public equity offering, and the private placement of senior unsecured debt. In addition, the Company entered into a new syndicated bank line of credit, which allows for increased borrowings, and effected a 3:2 stock split in the form of a stock dividend. The two acquisitions completed in January 1998 were financed with the balance of the public offering proceeds and borrowings under the new line of credit.

     On January 30, 1998, the Company completed its acquisition of all the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix"), a privately-held metals service center company located in Norcross (Atlanta), Georgia, for $21 million in cash. Phoenix operates as a wholly-owned subsidiary of the Company and has facilities in Birmingham, Alabama; Tampa, Florida; and Charlotte, North Carolina; in addition to its headquarters in Norcross. Phoenix's products include primarily flat-rolled aluminum, stainless steel and coated steel. Phoenix's revenues for the eleven months ended January 29, 1998, were approximately $119 million.

     Also on January 30, 1998, the Company completed its acquisition of the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("DSS"), a carbon steel metals service center, for $30.5 million in cash. DSS is located in Baltimore, Maryland, and operates as a wholly-owned subsidiary of the Company. Durrett-Sheppard Steel Co., L.L.C.'s revenues for the twelve months ended September 30, 1997, were approximately $47 million.

     On December 1, 1997, the Company purchased all of the outstanding capital stock of Georgia Steel Supply Company ("Georgia Steel"), a privately-held metals service center located in Atlanta, Georgia. Georgia Steel primarily sells carbon steel plate, bar and structurals, and operates as a wholly-owned subsidiary of Siskin Steel & Supply Company, Inc. ("Siskin"), a wholly-owned subsidiary of the Company. This acquisition was funded by the 1997 equity offering. Georgia Steel's net sales for the one month period ending December 31, 1997, were $1.5 million.

     On October 1, 1997, the Company acquired 100% of the outstanding common stock of Service Steel Aerospace Corp. ("SSA") for $26 million in cash. SSA, a wholly-owned subsidiary of the Company, operates metals service centers in Tacoma, Washington; North Canton, Ohio; and Long Beach, California. SSA specializes in stainless and alloy specialty steel products for the aerospace industry, thereby expanding the Company's position in this growing industry. The acquisition of SSA was funded through the Company's bank line of credit, which was subsequently paid off by the 1997 equity offering. SSA's net sales for the three month period ending December 31, 1997, were $14 million.

     On April 30, 1997, the Company purchased 100% of the outstanding shares of Amalco Metals, Inc. ("Amalco"), a privately-held metals service center located in the San Francisco area. Amalco specializes in precision cut aluminum plate and sheet products. Upon the completion of a new, larger, state-of-the-art facility in Union City, California, management plans to combine the business of Amalco with the Company's existing metals service center division in Santa Clara, California. The combination is scheduled to be completed in 1998. The purchase of Amalco was funded with borrowings under the Company's revolving line of credit, which was later replaced with the issuance of a private placement of debt. Amalco's net sales for the eight months ended December 31, 1997, were $21 million.

     On April 2, 1997, the Company completed the purchase of 100% of the outstanding capital stock of AMI Metals, Inc. ("AMI") for $38.5 million in cash. AMI was a privately-held company, operating metals service centers in Fontana, California; Wichita, Kansas; Brentwood, Tennessee; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. AMI specializes in the processing and distribution of aluminum plate, sheet and bar products primarily for the aerospace industry. AMI operates as a wholly-owned subsidiary of the Company. This acquisition was funded with borrowings under the Company's revolving line of credit, which was later replaced with the issuance of a private placement of debt. AMI's net sales for the nine months ended December 31, 1997, were $98 million.

     The Company completed a public offering of 3,595,000 new shares of the Company's Common Stock at $27.625 per share on November 4, 1997. This resulted in net proceeds of approximately $94 million, which was used to pay down debt, including the debt incurred to fund the acquisition of SSA, and to fund the acquisitions of Georgia Steel, DSS and Phoenix.

     The Company issued $65 million of senior unsecured notes in a private placement of debt in September 1997. The notes are held by insurance companies, and the proceeds were used to pay down outstanding debt, including debt incurred to fund the acquisitions of AMI and Amalco. In January 1997, $75 million was funded for the November 1996 private placement of debt. The proceeds of this issuance were used to pay off the outstanding promissory notes issued for the acquisition of Siskin and to pay down debt.

     The Company also replaced its revolving line of credit with a new syndicated credit facility, increasing the borrowing limit to $200 million. Finally, the Company effected a 3:2 stock split in June 1997 in the form of a 50% stock dividend.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 1997 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                     1997                     1996                     1995
                             ---------------------    ---------------------    ---------------------
                                           % OF                     % OF                     % OF
                                $        NET SALES       $        NET SALES       $        NET SALES
                             --------    ---------    --------    ---------    --------    ---------
Net sales..................  $961,518      100.0%     $653,975      100.0%     $561,341        100.0%
Gross profit...............   224,018       23.3       161,776       24.7       129,282         23.0
Operating expenses.........   164,580       17.1       118,089       18.0        94,609         16.9
Income from operations.....  $ 59,438        6.2%     $ 43,687        6.7%     $ 34,673          6.1%
                             ========      =====      ========      =====      ========    =========
FIFO income from
  operations...............  $ 61,380        6.4%     $ 38,436        5.9%     $ 43,721          7.8%
                             ========      =====      ========      =====      ========    =========

     Substantially all inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method. The Company uses the LIFO method of inventory valuation for these inventories because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of increasing prices, which the Company experienced during 1997, LIFO accounting will cause reported income to be lower than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. The table above includes income from operations and the discussions that follow include analysis as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $307,543, or 47.0%, for the year 1997 compared to 1996, which reflects an increase in tons sold of 51.9% and a decrease in the average selling price per ton of 2.7%. The increase in sales volume during 1997 was primarily due to the inclusion of sales from CCC Steel, Inc. ("CCC Steel"), which was acquired April 2, 1996; from Siskin, which was acquired October 1, 1996; from AMI, which was acquired April 2, 1997; from Amalco, which was acquired April 30, 1997; from SSA, which was acquired October 1, 1997; and from Georgia Steel, which was acquired December 1, 1997 (collectively, the "Acquisitions"). The average selling price for 1997 decreased 2.7% from the 1996 average selling price primarily due to, generally, a more competitive market and supply in excess of demand for the electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry. The selling prices of these products are significantly higher than most other products sold by the Company, resulting in a decline in the overall average selling price even though the quantities are a small percent of the total. Excluding the sales of the Acquisitions, the Company reported a 9.8% increase in tons sold, which is primarily due to general economic improvements and an increased market share in the Company's market areas, and a 3.0% decrease in the average selling price from 1997 to 1996 primarily due to reduced selling prices of electropolished stainless steel tubing and fittings, as discussed above.

     Included in other income for 1997 is a net gain of $1,008 realized on the sale of real property at the Santa Clara, California, location. Included in 1996 is a net gain of $1,519 realized on the sale of real property near Los Angeles, California.

     Total gross profit increased $62,242, or 38.5%, compared to 1996, due to the additional gross profit generated by the Acquisitions. Expressed as a percentage of sales, gross profit decreased to 23.3% for 1997, compared to 24.7% in 1996. This decrease was primarily due to decreased selling prices of certain of the Company's raw materials during 1997, from 1996 levels. During 1996, the Company experienced declining raw material costs primarily for its common alloy aluminum and stainless steel products, resulting in a net decrease in LIFO costs of $5,251. Although stainless steel costs continued to decline in 1997, the significant increases in the costs of heat treated aluminum products, along with the increased sales of these products during 1997, resulted in a net increase in LIFO costs of $1,942. On a FIFO basis, gross profit in 1997 was 23.5% of sales, compared to 23.9% in 1996. The FIFO gross profit for the metals service centers remained relatively constant, with a slight decrease due to declining margins for electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry resulting from a more competitive sales environment and increased customer demand for certain lower margin products sold to the semiconductor manufacturing industry.

     Warehouse, delivery, selling, and general and administrative expenses increased $41,790, or 38.1%, for 1997 compared to 1996. These expenses represented 15.8% and 16.8% of sales in 1997 and 1996, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related operating expenses of the Acquisitions. The decrease in expenses as a percentage of sales is primarily due to the $1,000 charge included in 1996 related to the termination of the Company's pension plan, and due to the reductions in workforce and operating expenses at Valex related to the slowdown in the semiconductor manufacturing industry.

     Depreciation and amortization expense increased 55.5% for 1997 compared to 1996. The increase is primarily due to the inclusion of depreciation expense and the amortization of goodwill related to the Acquisitions.

     Income from operations increased 36.1% from $43,687 in 1996 to $59,438 in 1997. The increase was mainly attributable to the inclusion in 1997 of operating income from the Acquisitions.

     Interest expense increased $6,921 in 1997 compared to 1996 due to an increase in the average debt outstanding to fund the Acquisitions.

     The effective income tax rate of the Company increased from 39.9% in 1996 to 41.0% in 1997, mainly due to the increased non-deductible amortization of goodwill from the Acquisitions.

     Earnings per share, on a diluted basis, for 1997 and 1996 of $2.15 and $1.90, respectively, includes $0.04 and $0.06 per share, respectively, attributable to the sale of real property in each of those periods.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $92,634, or 16.5%, for the year 1996 compared to 1995, reflecting an increase in tons sold of 52.0% and a decrease in the average selling price per ton of 22.8%. These changes are primarily due to additional sales volume and a change in product mix during 1996. The 1996 sales include three months of net sales of Siskin (acquired October 1, 1996), nine months of net sales of CCC Steel (acquired April 3, 1996), and twelve months of net sales of the Los Angeles business received October 1, 1995, upon the dissolution of Feralloy Reliance Company, L.P. ("FRLP"), a joint venture in which the Company owned a 50% interest (collectively, the "1996 Acquisitions"). There was also an increase in sales of electropolished stainless steel tubing due to the accelerated construction activities of the semiconductor manufacturing industry in 1996 as compared to 1995. Substantially all of this increase occurred in the first half of 1996, before a slowdown in these construction activities began. The 1996 Acquisitions sell a significant volume of carbon steel products, which generally have lower selling prices than other products sold by the Company. The average selling prices decreased for all products for the 1996 period compared to 1995, with the most significant decreases in aluminum and stainless steel products. Excluding the 1996 Acquisitions, there was an increase in tons sold of 0.6% and a decrease in the average sales price per ton of 2.6%.

     Included in other income for 1996 is a gain of $1,519 realized on the sale of the real estate at the Bralco Metals facility near Los Angeles, California.

     Total gross profit increased $32,494, or 25.1%, compared to 1995. Expressed as a percentage of sales, gross profit increased to 24.7% for 1996, compared to 23.0% in 1995. The increased sales volume, in the first six months of 1996, of electropolished stainless steel tubing to the semiconductor manufacturing industry, and production efficiency gains realized from capital improvements for the production of these products contributed to this increase in gross profit. In addition, decreasing LIFO costs of the Company's raw materials, primarily for common alloy aluminum and stainless steel products, resulted in increased gross profit of $5,251 in 1996, compared to increased LIFO costs of raw materials in 1995, which decreased gross profit by $9,048 during 1996. On a FIFO basis, gross profit in 1996 was 23.9% of sales, compared to 24.6% in 1995. The decline in FIFO gross profit resulted primarily from declining selling prices for stainless steel and aluminum products during 1996.

     Warehouse, delivery, selling, and general and administrative expenses increased $20,224, or 22.6%, for 1996 compared to 1995. These expenses represented 16.8% and 15.9% of sales in 1996 and 1995, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1996 period, which includes the operating expenses for Siskin, CCC Steel and the Los Angeles service center received upon the dissolution of FRLP. The percentage increase includes expenses (approximately $1,000) associated with terminating the Company's defined benefit pension plan. During 1996, the Company implemented a 401(k) plan to replace its pension plan.

     Income from operations increased 26% from $34,673 in 1995 to $43,687 in 1996. The increase was attributable to the decrease in the current inventory replacement costs and increased gross profit on sales of electropolished stainless steel tubing, as discussed above, and the inclusion of operating income from the 1996 Acquisitions.

     Interest expense increased $2,345 in 1996 compared to 1995 due to an increase in the average debt outstanding during 1996. This increase was due to funding the acquisitions of CCC Steel in April 1996 and Siskin in October 1996 through the Company's revolving credit agreement and issuance of promissory notes in connection with the Siskin acquisition.

     Equity in earnings from a 50%-owned company and joint venture increased $2,141 in 1996 due to the acquisition of a 50% interest in American Steel, L.L.C. ("American Steel") as of July 1, 1995, resulting in twelve months of earnings included in 1996 compared to six months included in 1995. The increase was also due to the dissolution of the FRLP joint venture in September 1995.

     The effective income tax rate of the Company decreased from 41.2% in 1995 to 39.9% in 1996, mainly due to a decrease in the effective state tax rate resulting from a change in the geographical sales mix.

     Earnings per share for 1996 of $1.90 includes $0.06 per share attributable to the sale of real estate, discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     At December 31, 1997, working capital amounted to $213,252, compared to $136,765 at December 31, 1996. The increase in working capital is due to the working capital of companies acquired during 1997, cash generated from operations and proceeds from an equity offering. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

     The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. On October 22, 1997, the Company entered into a syndicated credit facility with five banks. The Company's borrowing limit under the revolving line of credit established under this agreement was increased to $200,000. Prior to the syndicated line of credit, the Company's line of credit with one lender had been increased to $125,000 in March 1997. The syndicated credit agreement allows the Company to use up to $175,000 of the line of credit to make acquisitions. On October 22, 1997, the Company also entered into an agreement that allows the Company to issue and have outstanding letters of credit in an amount not to exceed $10,000.

     In September 1997 and in November 1996, the Company entered into agreements with insurance companies for private placements of debt in the aggregate amounts of $65,000 and $75,000, respectively. The proceeds of the debt funded in September 1997 were used to refinance the borrowings under the Company's revolving credit facility made to fund the acquisitions of AMI and Amalco, and borrowings for general working capital purposes. The proceeds of the debt funded in January 1997 were used to pay off the $65,000 of promissory notes issued for the acquisition of Siskin with the balance of $10,000 applied to reduce the borrowings under the Company's revolving credit facility. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2009 and bear interest at rates ranging from 6.76% to 7.37% per annum.

     In November 1997, the Company issued 3,595,000 new shares of its Common Stock in a public equity offering, resulting in net proceeds of $93,908. The proceeds from this offering were used to pay down outstanding bank debt, including the debt incurred to fund the acquisition of SSA, and to fund the acquisition of Georgia Steel. At December 31, 1997, the balance of the proceeds was invested in high quality short-term investments (classified as cash equivalents), which, along with bank debt, was then used to fund the acquisitions of DSS and Phoenix on January 30, 1998.

     Net capital expenditures, excluding acquisitions, were $26,561 for the 1997 year. The Company had no material commitments for capital expenditures as of December 31, 1997. The Company anticipates that the funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future, including the expansion of its facilities at certain of its metals service centers currently in progress.

     In December 1994, the Board of Directors approved a Stock Repurchase Plan authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 in February 1995) of its outstanding Common Stock. The Company had purchased a total of 1,350,750 shares of its Common Stock, at an average purchase price of $11.37 per share as of December 31, 1997, all of which are being treated as authorized but unissued shares. The Company repurchased 373,050 of those shares during 1997, at an average purchase price of $19.88 per share. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

INFLATION

     The Company's operations have not been, nor are they expected to be, materially affected by general inflation. Historically, the Company has been successful in raising prices to its customers in periods of increasing metal prices and has had to reduce prices to its customers in periods of declining metal prices. Changes in metal prices, therefore, affect the Company's sales and earnings.

SEASONALITY

     The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, product and customer diversity, however, the Company's operations have not shown any material seasonal trends, although the months of November and December traditionally have been less profitable because of a reduced number of working days for shipments of the Company's products and holiday closures for some of its customers. There can be no assurance that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

IMPACT OF YEAR 2000

     The Company does not anticipate that there would be a material impact on the results of operations or cash flows of the Company related to the Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Most of the Company's locations are converting to a new computer system that has been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. This conversion began in 1994 and has been progressing on schedule. The final conversions are scheduled to occur in June 1999, which is prior to any anticipated impact on its operating systems. A training staff was hired in 1996 and has been solely dedicated to this conversion project. At the Company's locations that are not being converted to this system, assessments of the existing systems have occurred. The Company, working with its respective software vendors, has adopted plans to make the minor modifications required to address the Year 2000 Issue at these locations. The major business systems of the Company are not vulnerable to third parties' failure to remediate their own Year 2000 Issues, as the Company's interface with third parties, including customers and vendors, does not involve heavily automated computer dependent communications. The Company believes that with the conversions to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer system. In the event the remaining conversions and modifications are not made, or are not completed timely, the Year 2000 Issue is not expected to have a material impact on the operations of the Company, as the products sold by the Company and the processing and delivery equipment used are not date dependent, minimizing the impact of any Year 2000 Issues related to meeting customer requirements.

     As the Company has been incurring costs related to this project since 1994 and no significant additional costs have been identified, the Company does not anticipate a material impact on the results of operations or cash flows related to the Year 2000 Issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         RELIANCE STEEL & ALUMINUM CO.

                          AUDITED FINANCIAL STATEMENTS

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   22
Consolidated Balance Sheets at December 31, 1997 and 1996...   23
Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995..........................   24
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............   25
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................   26
Notes to Consolidated Financial Statements..................   28

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly, in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Long Beach, California
February 9, 1998

                         RELIANCE STEEL & ALUMINUM CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 34,047    $    815
  Accounts receivable, less allowance for doubtful accounts
     of $4,343 in 1997 and $2,899 in 1996...................   117,733      73,092
  Inventories...............................................   158,736     122,778
  Prepaid expenses and other current assets.................     2,472       6,700
  Deferred income taxes.....................................     9,086       7,515
                                                              --------    --------
Total current assets........................................   322,074     210,900
Property, plant and equipment, at cost:
  Land......................................................    26,348      21,054
  Buildings.................................................    95,424      80,687
  Machinery and equipment...................................   104,064      88,551
  Allowances for depreciation...............................   (64,872)    (56,678)
                                                              --------    --------
                                                               160,964     133,614
Investment in 50%-owned company.............................    28,760      28,958
Goodwill....................................................    67,258      16,235
Other assets................................................     4,810       1,469
                                                              --------    --------
Total assets................................................  $583,866    $391,176
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 82,947    $ 50,274
  Accrued expenses..........................................     8,969       9,183
  Wages and related accruals................................     7,658       4,636
  Deferred income taxes.....................................     9,148       7,587
  Current maturities of long-term debt......................       100       2,455
                                                              --------    --------
Total current liabilities...................................   108,822      74,135
Long-term debt..............................................   143,350     107,450
Deferred income taxes.......................................    18,530      16,949
Commitments.................................................        --          --
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares -- 5,000,000
     None issued or outstanding.............................        --          --
  Common stock, no par value:
     Authorized shares -- 20,000,000
     Issued and outstanding shares 18,831,458 in 1997 and
      15,489,430 in 1996, stated capital....................   154,761      61,131
  Retained earnings.........................................   158,403     131,511
                                                              --------    --------
Total shareholders' equity..................................   313,164     192,642
                                                              --------    --------
Total liabilities and shareholders' equity..................  $583,866    $391,176
                                                              ========    ========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Net sales...........................................  $   961,518    $   653,975    $   561,341
Gain on sale of real estate.........................        1,008          1,519             --
Other income........................................        2,603          2,945          2,318
                                                      -----------    -----------    -----------
                                                          965,129        658,439        563,659
Costs and expenses:
  Cost of sales.....................................      737,500        492,199        432,059
  Warehouse, delivery, selling, administrative and
     general........................................      151,415        109,625         89,401
  Depreciation and amortization.....................       13,165          8,464          5,208
  Interest..........................................       10,861          3,940          1,595
                                                      -----------    -----------    -----------
                                                          912,941        614,228        528,263
                                                      -----------    -----------    -----------
Income before equity in earnings of 50%-owned
  company and joint venture and income taxes........       52,188         44,211         35,396
Equity in earnings of 50%-owned company and joint
  venture...........................................        5,798          5,340          3,199
                                                      -----------    -----------    -----------
Income before income taxes..........................       57,986         49,551         38,595
Income taxes........................................       23,810         19,761         15,893
                                                      -----------    -----------    -----------
Net income..........................................  $    34,176    $    29,790    $    22,702
                                                      ===========    ===========    ===========
Earnings per share -- Diluted.......................  $      2.15    $      1.90    $      1.45
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- Diluted......   15,874,684     15,679,963     15,591,258
                                                      ===========    ===========    ===========
Earnings per share -- Basic.........................  $      2.17    $      1.93    $      1.46
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- Basic........   15,736,241     15,460,009     15,520,179
                                                      ===========    ===========    ===========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  COMMON STOCK
                                                              ---------------------   RETAINED
                                                                SHARES      AMOUNT    EARNINGS
                                                              ----------   --------   --------
Balance at January 1, 1995..................................  16,296,954   $ 63,573   $ 86,410
  Net income for the year...................................          --         --     22,702
  Stock options exercised...................................      17,250        106         --
  Stock issued under incentive bonus plan...................      35,206        311         --
  Cash dividends -- $.10 per share..........................          --         --     (1,556)
  Repurchase of stock.......................................    (940,950)    (3,646)    (3,983)
                                                              ----------   --------   --------
Balance at December 31, 1995................................  15,408,460     60,344    103,573
  Net income for the year...................................          --         --     29,790
  Stock options exercised...................................      56,110        404         --
  Stock issued under incentive bonus plan...................      24,860        383         --
  Cash dividends -- $.12 per share..........................          --         --     (1,852)
                                                              ----------   --------   --------
Balance at December 31, 1996................................  15,489,430     61,131    131,511
  Net income for the year...................................          --         --     34,176
  Stock options exercised...................................      97,900        787      1,243
  Stock issued under incentive bonus plan...................      22,178        449         --
  Cash dividends -- $.16 per share..........................          --         --     (2,605)
  Repurchase of stock.......................................    (373,050)    (1,514)    (5,922)
  Issuance of stock, net of offering costs of $371..........   3,595,000     93,908         --
                                                              ----------   --------   --------
Balance at December 31, 1997................................  18,831,458   $154,761   $158,403
                                                              ==========   ========   ========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             ---------   ---------   --------
OPERATING ACTIVITIES
Net income.................................................  $  34,176   $  29,790   $ 22,702
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................     13,165       8,464      5,208
  Deferred taxes...........................................      1,299       1,535     (1,777)
  (Gain) losses on sales of equipment......................       (265)        459        387
  Net gain on sale of real estate..........................     (1,008)     (1,519)        --
  Equity in earnings of 50%-owned company and joint
     venture...............................................     (5,109)     (4,823)    (3,199)
  Changes in operating assets and liabilities:
     Accounts receivable...................................    (16,302)     16,445        (32)
     Inventories...........................................        548      (6,687)    (3,175)
     Prepaid expenses and other assets.....................      1,075       3,625      1,343
     Accounts payable and accrued expenses.................     12,179     (10,863)    17,898
                                                             ---------   ---------   --------
Net cash provided by operating activities..................     39,758      36,426     39,355
INVESTMENT ACTIVITIES
Purchases of property, plant and equipment.................    (26,561)    (21,395)    (7,867)
Proceeds from sales of equipment...........................      3,276       1,082         68
Acquisitions of metals service centers.....................    (80,514)    (95,909)        --
Purchase of a 50%-owned company............................         --          --    (19,250)
Dividends received from 50%-owned company..................      5,307       1,426      1,405
Proceeds from the sale of certain assets of a metals
  service center...........................................         --          --      4,200
                                                             ---------   ---------   --------
Net cash used in investing activities......................    (98,492)   (114,796)   (21,444)
FINANCING ACTIVITIES
Proceeds from borrowings...................................    256,000     105,273     32,097
Principal payments on long-term debt and short-term
  borrowings...............................................   (250,380)    (43,035)   (31,571)
Dividends paid.............................................     (2,605)     (1,852)    (1,556)
Issuance of common stock...................................     95,144         787        417
Exercise of stock options..................................      1,243          --         --
Repurchase of common stock.................................     (7,436)         --     (7,629)
                                                             ---------   ---------   --------
Net cash provided by (used in) financing activities........     91,966      61,173     (8,242)
                                                             ---------   ---------   --------
Increase (decrease) in cash and cash equivalents...........     33,232     (17,197)     9,669
Cash and cash equivalents at beginning of year.............        815      18,012      8,343
                                                             ---------   ---------   --------
Cash and cash equivalents at end of year...................  $  34,047   $     815   $ 18,012
                                                             =========   =========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

     During 1997, certain assets of the Company were exchanged in non-monetary transactions. The asset values exchanged were approximately $1,900 and $1,200, respectively. During 1995, certain assets of the Company were exchanged in a non-monetary transaction. The asset value exchanged was approximately $4,305. Additionally, the Company's 50% interest in American Metals Corporation was contributed to American Steel, L.L.C., of which the Company owns 50%, during 1995.

     Effective at the close of business on September 30, 1995, the Company received the following assets and liabilities upon the dissolution of the Feralloy Reliance Company, L.P. joint venture:

Inventory..................................................  $19,678
Accounts receivable........................................   11,666
Fixed assets...............................................    2,567
Other assets...............................................      159
Liabilities................................................    4,881
Note payable...............................................   21,400

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include AMI Metals, Inc., Amalco Metals, Inc., CCC Steel, Inc., MetalCenter, Inc., Service Steel Aerospace Corp., and Siskin Steel & Supply Company, Inc. (including Georgia Steel Supply Company), and 97%-owned Valex Corp., on a consolidated basis ("the Company"). All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 50% investment in American Steel, L.L.C. on the equity method of accounting.

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

  Business

     The Company operates a metals service center network of 51 processing and distribution facilities (not including American Steel, L.L.C.) within 20 states, which provide value-added metals processing services and distribute a full line of more than 60,000 metal products.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in various industries. Credit is extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided.

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

  Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 1997, is $31,777,000, at fair value, of commercial paper, which is classified as available-for-sale. Cash and cash equivalents are held by major financial institutions.

  Inventories

     Substantially all inventories of the Company have been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 1997 and 1996, inventories would have

                         RELIANCE STEEL & ALUMINUM CO.

been $27,254,000 and $25,312,000 higher, respectively, had the first-in, first-out ("FIFO") method been used. Inventories of AMI Metals, Inc. were $16,362,000 at December 31, 1997, and inventories of Valex Corp. were $10,869,000 and $19,130,000 at December 31, 1997 and 1996, respectively, and are stated on the FIFO method, which is not in excess of market.

  Depreciation

     The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

                                                               31 1/2
Buildings................................................       years
Machinery and equipment..................................  3-10 years

  Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment. Provisions are made currently for estimated returns.

  Stock-Based Compensation

     The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees" and related interpretations. Under the provisions of APB25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. The Company has not granted stock options at less than the fair value of the stock at the date of grant.

  Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. The Company will be required to report financial and descriptive information about its reportable operating segments. The Company believes there will be no impact on its financial statements due to the adoption of Statement 131.

     In June 1997, the FASB also issued Statement No. 130, Reporting Comprehensive Income, which is effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not anticipate any impact on its financial statements due to the adoption of Statement 130.

2.  ACQUISITIONS

     Effective December 1, 1997, the Company purchased 100% of the outstanding common stock of Georgia Steel Supply Company ("Georgia Steel"), a privately-held metals service center in Atlanta, Georgia. This purchase was funded with the proceeds of a public equity offering issued in November 1997. Georgia Steel operates as a wholly-owned subsidiary of Siskin Steel & Supply Company, Inc. ("Siskin").

     Effective October 1, 1997, the Company acquired 100% of the outstanding common stock of Service Steel Aerospace Corp. ("SSA") for $26,000,000. SSA operates metals service centers in Tacoma, Washington; North Canton, Ohio; and Long Beach, California. The purchase of SSA was funded by drawing on the Company's line of credit, which was paid off with proceeds from the public equity offering in November 1997.

                         RELIANCE STEEL & ALUMINUM CO.

     Effective April 30, 1997, the Company purchased 100% of the outstanding shares of Amalco Metals, Inc. ("Amalco"), a privately-held metals service center located in Union City, California. This purchase was funded by drawings on the Company's revolving line of credit, which was later replaced with the issuance of a private placement debt. Amalco is expected to be merged with Reliance in 1998, when it is relocated to a new facility.

     Effective April 2, 1997, the Company acquired 100% of the outstanding capital stock of AMI Metals, Inc. ("AMI") for $38,500,000. AMI operates metals service centers and is headquartered in Brentwood, Tennessee, with additional locations in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. The purchase of AMI was funded by drawings on the Company's revolving line of credit, which was later replaced with the issuance of a private placement debt.

     Effective October 1, 1996, the Company purchased 100% of the outstanding capital stock of Siskin for $71,000,000. Siskin was a privately-held metals service center in the Southeastern United States, with locations in Chattanooga and Nashville, Tennessee; Spartanburg, South Carolina; and Birmingham, Alabama. The purchase of Siskin was funded by drawing $6,000,000 on the Company's revolving line of credit and issuing $65,000,000 of promissory notes. The promissory notes were redeemed on January 2, 1997, from the proceeds of a private placement of debt of $75,000,000.

     Effective April 3, 1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc. ("CCC Steel") for approximately $25,000,000 in cash. CCC Steel was a privately-held carbon steel service center, with facilities in Los Angeles, California, and Salt Lake City, Utah. The purchase was funded through the Company's revolving line of credit.

     These purchases were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired of $13,598,000, $2,155,000, $23,949,000, $4,205,000,
$19,427,000 and $5,333,000 for CCC Steel, Siskin, AMI, Amalco, SSA, and Georgia Steel, respectively, has been recorded as goodwill. Related amortization expense amounted to approximately $1,468,000 and $300,000 for the years ended December 31, 1997 and 1996, respectively.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each period after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt, and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 1996 or 1997, appropriately, or of any potential results which may occur in the future.

                                                    YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                                1997           1996          1995
                                            ------------    ----------    ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma:
Net sales.................................   $1,053,239      $946,523      $767,401
Net income................................       36,841        31,500        26,393
Earnings per share........................         2.32          2.01          1.96

3.  INVESTMENTS IN 50%-OWNED COMPANY AND JOINT VENTURE

     On July 1, 1995, the Company acquired a 50% interest in the Membership Units of American Steel, L.L.C. ("American Steel"), a newly-formed company, for $19,250,000 in cash. American Steel is owned 50%

                         RELIANCE STEEL & ALUMINUM CO.

each by American Industries, Inc. ("American") and the Company and includes American's former metals service centers in Portland, Oregon and Kent (Seattle), Washington. At the date of acquisition, American Steel also owned a metals service center in Vancouver, British Columbia, which was sold in January 1997. Additionally, American and the Company each contributed their 50% interests in American Metals Corporation ("American Metals"), a joint venture created in 1993 between the Company and American, to American Steel. American Metals consists of three metals service centers in California. The Operating Agreement provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of American, or December 31, 2005. The price shall be the greater of American's current Capital Account or 50% of the fair market value of American Steel. The Operating Agreement gives the Company complete control over the assets and operations of American Steel. Summarized financial information for American Steel, accounted for by the equity method, is as follows as of and for the twelve months ended:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Current assets...........................................  $54,982    $46,462
Property, plant, and equipment and other assets..........   46,840     48,373
Total assets.............................................  101,822     94,835
Current liabilities......................................   11,892      9,553
Long-term liabilities....................................    3,078      3,319
Net sales................................................  183,717    178,882
Gross profit.............................................   46,846     45,055
Income before income taxes...............................   11,138     10,281
Net income...............................................    9,747      9,247

     At the close of business on September 30, 1995, the Company completed an agreement with Feralloy Corporation to terminate their joint venture, Feralloy Reliance Company, L. P. ("FRLP"). This transaction did not have a material effect on the financial position or results of operations of the Company.

4. GOODWILL AND OTHER ASSETS

     Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized over the period of expected benefit of 40 years. Other intangible assets are being amortized over the period of expected benefit, generally five years.

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Goodwill.................................................  $70,648    $17,724
Covenants not to compete and other intangible assets.....    5,645      1,818
Less accumulated amortization............................   (4,998)    (2,248)
                                                           -------    -------
Total....................................................  $71,295    $17,294
                                                           =======    =======

                         RELIANCE STEEL & ALUMINUM CO.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due
  October 22, 2002, interest at variable rates.........  $     --    $     --
Revolving line of credit ($125,000,000 limit)..........        --      39,000
Senior unsecured notes due January 2, 2004 to January
  2, 2009, average interest rate 7.22%.................    75,000          --
Senior unsecured notes due January 2, 2002 to January
  2, 2008, average interest rate 7.02%.................    65,000          --
Promissory notes, paid January 2, 1997.................        --      65,000
Variable Rate Demand Industrial Development Revenue
  Bonds, Series 1989 A, due July 1, 2014, with interest
  payable quarterly; average interest rate during 1997
  of 3.5%..............................................     3,450       3,550
9% Senior Notes, paid March 1, 1997....................        --       1,800
Revolving line of credit ($10,000,000 limit), paid
  February 28, 1997....................................        --         555
                                                         --------    --------
                                                          143,450     109,905
Less amounts due within one year.......................      (100)     (2,455)
                                                         --------    --------
                                                         $143,350    $107,450
                                                         ========    ========

     In October 1997, the Company entered into a syndicated credit agreement with five banks. This syndicated credit facility replaced the Company's existing revolving line of credit, increasing the Company's borrowing limit to $200,000,000. Prior to the syndicated line of credit, the Company's borrowing limit with one lender had been increased during March 1997 to $125,000,000. In October 1997, the Company also entered into a credit agreement that allows the Company to issue and have outstanding up to $10,000,000 of letters of credit. In September 1997 and November 1996, the Company entered into agreements with insurance companies for private placements of debt in the aggregated amounts of $65,000,000 and $75,000,000, respectively. The proceeds of the debt funded in September 1997 were used to refinance the borrowings under the Company's revolving credit facility made to fund the acquisitions of AMI and Amalco, along with borrowings for general working capital purposes. The proceeds of the debt funded in January 1997 were used to pay off $65,000,000 of promissory notes issued for the acquisition of Siskin, with the balance of $10,000,000 applied to reduce borrowings under the Company's revolving line of credit.

     The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

     Interest paid during 1997, 1996, and 1995 amounted to $12,079,000, $2,550,000, and $1,434,000, respectively. The syndicated credit facility includes a commitment fee of 0.125%.

                         RELIANCE STEEL & ALUMINUM CO.

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

1998..............................  $    100
1999..............................       100
2000..............................       100
2001..............................       100
2002..............................    10,100
Thereafter........................   132,950
                                    --------
                                    $143,450
                                    ========

 6. STOCK OPTION PLANS

     During 1989, the Company adopted a Non-Qualified Stock Option Plan that provided for the granting of options to key employees to purchase up to 630,000 shares of the Company's Common Stock at a price at least equal to the fair market value of the stock at the grant date. The Plan expired on December 31, 1993. No options were exercisable until after one year from the grant date, and in each of the following four years, 25% of the options became exercisable on a cumulative basis. Options were exercisable for a period of five years from the date of grant. All options outstanding under the 1989 Plan expired during 1997. Transactions under this plan were as follows:

                                                                WEIGHTED AVERAGE
                   STOCK OPTIONS                     SHARES      EXERCISE PRICE
                   -------------                     -------    ----------------
Outstanding at January 1, 1995.....................  170,886         $7.08
  Granted..........................................       --            --
  Exercised........................................  (17,250)        $6.13
  Expired..........................................   (4,725)        $7.19
                                                     -------         -----
Outstanding at December 31, 1995...................  148,911         $7.19
  Granted..........................................       --            --
  Exercised........................................  (56,110)        $7.19
  Expired..........................................   (4,725)        $7.19
                                                     -------         -----
Outstanding at December 31, 1996...................   88,076         $7.19
  Granted..........................................       --            --
  Exercised........................................  (81,776)        $7.19
  Expired..........................................   (6,300)        $7.19
                                                     -------         -----
Outstanding at December 31, 1997...................       --         $  --
                                                     =======         =====

     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1994 Plan"). There are 1,125,000 shares of Common Stock reserved for issuance under the 1994 Plan. The 1994 Plan provides for granting of stock options that may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code") or "non-qualified stock options," which do not satisfy the provisions of
Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding Common Stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

                         RELIANCE STEEL & ALUMINUM CO.

     On January 23, 1997, and September 25, 1997, options to purchase 28,500 and 54,000 shares, respectively, of the Company's Common Stock were granted at $12.67 and $29.25 per share, respectively, under the 1994 Plan. On January 24, 1996, non-qualified stock options to purchase 332,250 shares of the Company's Common Stock at $12.17 per share were granted under the 1994 Plan. No options were granted during 1995 or 1994. Transactions under this plan are as follows:

                                                                WEIGHTED AVERAGE
                   STOCK OPTIONS                     SHARES      EXERCISE PRICE
                   -------------                     -------    ----------------
Outstanding at January 1, 1996.....................       --             --
     Granted.......................................  332,250         $12.17
     Exercised.....................................       --             --
     Expired.......................................       --             --
  Outstanding at December 31, 1996.................  332,250         $12.17
     Granted.......................................   82,500         $23.52
     Exercised.....................................  (16,375)        $12.17
     Expired.......................................  (44,625)        $12.17
                                                     -------         ------
  Outstanding at December 31, 1997.................  353,750         $14.82
                                                     =======         ======

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 1997:

                                                        PRICE RANGE
                                               ------------------------------
                                                $12.17     $12.67     $29.25
                                               --------    -------    -------
Outstanding options:
  Number outstanding.........................   271,250     28,500     54,000
  Weighted average exercise price............  $  12.17    $ 12.67    $ 29.25
  Weighted average remaining contractual life
     in years................................       3.1        4.1       4.75
Exercisable options:
  Number exercisable.........................    55,531         --         --
  Weighted average exercise price............  $  12.17    $ 12.67    $ 29.25

     There were no exercisable options outstanding in fiscal years 1996 and 1995 under the 1994 Plan.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------
                                                            1997            1996
                                                         ----------      ----------
                                                         (IN THOUSANDS, EXCEPT PER
                                                               SHARE AMOUNTS)
Pro forma:
  Net income...........................................   $33,803         $29,584
  Earnings per share:
     Basic.............................................   $  2.15         $  1.91
     Diluted...........................................   $  2.13         $  1.89

                         RELIANCE STEEL & ALUMINUM CO.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                              1997    1996
                                                              ----    ----
Risk free interest rate.....................................  6.00%   6.50%
Expected life in years......................................     4       4
Expected volatility.........................................  0.37%   0.37%
Expected dividend yield.....................................  0.20%   0.20%

 7. INCOME TAXES

     Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses not currently deductible for tax....  $  6,186    $  5,128
  Unicap...............................................       567         783
  Bad debt.............................................     1,647       1,159
  Goodwill.............................................       686         445
                                                         --------    --------
          Total deferred tax assets....................     9,086       7,515
                                                         --------    --------
Deferred tax liabilities:
  Tax over book depreciation...........................    11,311       9,030
  Book basis in excess of tax basis on:
     Inventory acquired................................     7,906       7,574
     Property, plant and equipment acquired............     8,044       7,919
  Other, net...........................................       417          13
                                                         --------    --------
          Total deferred tax liabilities...............    27,678      24,536
                                                         --------    --------
Net deferred (liabilities) assets......................  $(18,592)   $(17,021)
                                                         ========    ========

                         RELIANCE STEEL & ALUMINUM CO.

     Significant components of the provision for income taxes are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $17,927    $14,598    $13,824
  State.......................................    4,584      3,628      3,846
                                                -------    -------    -------
                                                 22,511     18,226     17,670
Deferred:
  Federal.....................................    1,269      1,232     (1,652)
  State.......................................       30        303       (125)
                                                -------    -------    -------
                                                  1,299      1,535     (1,777)
                                                -------    -------    -------
                                                $23,810    $19,761    $15,893
                                                =======    =======    =======

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1997     1996     1995
                                                         -----    -----    -----
Income tax at U.S. statutory tax rates.................  35.0%    35.0%    35.0%
State income tax, net of federal tax effect............   5.0%     5.0      5.6
Other..................................................   1.0%     (.1)      .6
                                                         ----     ----     ----
Effective tax rate.....................................  41.0%    39.9%    41.2%
                                                         ====     ====     ====

     Income tax payments during 1997, 1996, and 1995 were $20,551,000, $22,922,000 and $13,871,000, respectively.

 8. SHAREHOLDERS' EQUITY

     In November 1997, the Company issued 3,595,000 new shares at an offering price of $27.625 per share in a secondary public offering. The proceeds of $93,908 (net of underwriter commissions and offering costs) were used to pay down bank debt, to fund the acquisition of Georgia Steel, and to fund a portion of the acquisitions of DSS and Phoenix.

     In December 1994, the Board of Directors approved a stock repurchase plan, authorizing the Company to purchase up to 750,000 shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. In February 1995, the Board of Directors authorized the Company to purchase up to an additional 750,000 shares. As of December 31, 1997, the Company had repurchased a total of 1,350,750 shares of its Common Stock at an average cost of $11.37 per share. The Company repurchased 373,050 of those shares during 1997 at an average purchase price of $19.88 per share.

 9. EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented

                         RELIANCE STEEL & ALUMINUM CO.

and, where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Numerator:
  Net income..................................  $34,176    $29,790    $22,702
                                                =======    =======    =======
Denominator:
  Denominator for basic earnings per share --
     weighted average shares..................   15,736     15,460     15,520
                                                =======    =======    =======
Effect of dilutive securities:
  Employee stock options......................      139        220         71
                                                -------    -------    -------
  Denominator for dilutive earnings per
     share -- adjusted weighted average shares
     and assumed conversions..................   15,875     15,680     15,591
                                                =======    =======    =======
Basic earnings per share......................  $  2.17    $  1.93    $  1.46
                                                =======    =======    =======
Diluted earnings per share....................  $  2.15    $  1.90    $  1.45
                                                =======    =======    =======

     All weighted shares and per-share amounts have been adjusted for the 3:2 common stock split that occurred in June 1997.

10. LEASES

     The Company leases land and buildings under noncancelable operating leases expiring in various years through 2001. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1997 (in thousands):

1998...............................  $ 4,747
1999...............................    3,032
2000...............................    2,558
2001...............................    2,097
2002...............................    1,845
Thereafter.........................    2,328
                                     -------
                                     $16,607
                                     =======

     Total rental expense amounted to $6,228,000, $3,858,000, and $2,099,000 for 1997, 1996, and 1995, respectively.

11. EMPLOYEE BENEFITS

     The Company has an employee stock ownership plan ("the ESOP") and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers salaried and certain hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board of Directors of the Company, except that the minimum amount must be sufficient to enable the ESOP Trust to meet its current obligations.

                         RELIANCE STEEL & ALUMINUM CO.

     The Company had a noncontributory defined benefit pension plan covering salaried and certain hourly employees of the Company, which was terminated in February 1997. Benefits were based upon the employees' earnings. The annual contribution was based upon the minimum funding requirement under Section 412 of the Internal Revenue Code. There was no past service liability in connection with the pension plan. The assets of the pension plan consisted primarily of investments in short-term money market funds, common stock of publicly traded companies, and the Company's Common Stock. On July 5, 1996, benefits under the pension plan were frozen, as the Company elected to replace the pension plan with a 401(k) plan. During 1996, the Company recorded an additional net pension expense of approximately $1,000,000 related to termination of the plan. The Board of Directors of the Company approved the termination of the pension plan in February 1997. Distributions under the pension plan were made in 1997.

     The net periodic pension costs for the plan were as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               1996     1995
                                                              ------    ----
                                                              (IN THOUSANDS)
Service costs -- benefits earned during the year............  $  308    $443
Interest cost on projected benefit obligation...............     525     444
Actual return on assets.....................................    (949)   (752)
Net amortization and deferral...............................     573     444
Curtailment/termination expense.............................   1,000      --
                                                              ------    ----
                                                              $1,457    $579
                                                              ======    ====

     The following is a summary of the status of the funding of the pension plan:

                                                               DECEMBER 31,
                                                               ------------
                                                                   1996
                                                                   ----
                                                              (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligations................................      $4,458
  Non-vested benefit obligations............................         448
                                                                  ------
Accumulated benefit obligations.............................      $4,906
                                                                  ======
Projected benefit obligations...............................      $4,906
Assets of the plan at market................................       5,899
                                                                  ------
Excess of plan assets over projected benefit obligation.....         993
Unrecognized net loss.......................................        (109)
Reserve for curtailment/termination.........................        (884)
                                                                  ------
Accrued pension liabilities.................................      $   --
                                                                  ======

     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides post-retirement benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board of Directors. Benefits are based upon the employees' earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company.

                         RELIANCE STEEL & ALUMINUM CO.

     The net periodic pension cost for the plan was as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
                                                              (IN THOUSANDS)
Service costs -- benefits earned during the year............  $142     $148
Interest cost on projected benefit obligation...............   147      191
Amortization of unrecognized prior service cost.............   196      196
Net asset gain or (loss) deferred...........................   (61)      --
                                                              ----     ----
                                                              $424     $535
                                                              ====     ====

     The following is a summary of the status of the funding of the SERP plan:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
                                                              (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligations...............................  $1,253    $1,866
  Non-vested benefit obligations...........................      86        18
  Additional benefits based on estimated future salary
     levels................................................     908       999
                                                             ------    ------
Accumulated benefit obligations............................  $2,247    $2,883
                                                             ======    ======
Projected benefit obligations..............................  $2,247    $2,883
Assets of the plan at market...............................      --        --
Unfunded projected benefit obligation......................   2,247     2,883
Unrecognized net gain......................................     786        --
Prior service cost.........................................  (2,152)   (2,348)
Additional liability.......................................     458     1,349
                                                             ------    ------
Accrued pension liabilities................................  $1,339    $1,884
                                                             ======    ======

     In determining the actuarial present value of projected benefit obligations for the Company's SERP at December 31, 1997 and 1996, the Company assumed a discount rate of 7.5%, and an increase in annual future compensation levels of 6.0%.

     The Company's contribution expense for Company sponsored retirement plans were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Pension Plan.....................................  $   --    $1,457    $  579
Employee Stock Ownership Plan....................     800       600       600
401(k) Plans.....................................     972       546       100
Supplemental Executive Retirement Plan...........     644       575        --
                                                   ------    ------    ------
                                                   $2,416    $3,178    $1,279
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

                         RELIANCE STEEL & ALUMINUM CO.

     The Company has a "Key-Man Incentive Plan" (the "Incentive Plan") for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board of Directors. For 1997, 1996, and 1995 this incentive compensation bonus was payable 75% in cash and 25% in the Company's Common Stock, with the exception of the 1997 bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $1,797,000, $1,763,000, and $1,533,000 under the Incentive Plan as of December 31, 1997, 1996, and 1995, respectively. In March 1997 and 1996, the Company issued 22,177 and 24,859 shares of Common Stock to employees under the incentive bonus plan for the years ended December 31, 1996, and 1995, respectively.

12. SUBSEQUENT EVENTS

     On January 30, 1998, the Company acquired 100% of the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix"), for $21,000,000 in cash. Phoenix is headquartered in Norcross (Atlanta), Georgia, with additional metals service centers in Birmingham, Alabama; Tampa, Florida; and Charlotte, North Carolina. The purchase of Phoenix was funded with proceeds from the 1997 equity offering and borrowings under the Company's line of credit. Phoenix's net sales for the twelve months ended February 28, 1997, were approximately $112,000,000.

     Also on January 30, 1998, the Company purchased the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary, Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("DSS"), for $30,500,000 in cash. DSS is a metals service center located in Baltimore, Maryland. This purchase was funded with proceeds from the 1997 equity offering and borrowings under the Company's line of credit. Durrett-Sheppard Steel Co., L.L.C. had net sales of approximately $47,000,000 for the twelve months ended September 30, 1997.

                         RELIANCE STEEL & ALUMINUM CO.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997, 1996 and 1995:

                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                --------   --------   ------------   -----------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997:
  Net sales...................  $201,591   $243,824     $254,236      $261,867
  Cost of sales...............   155,454    187,922      197,718       196,406
  Net income..................     6,924      8,374        8,415        10,464
  Earnings per
     share -- Diluted.........       .45        .55          .55           .60
1996:
  Net sales...................  $157,634   $164,628     $153,395      $178,318
  Cost of sales...............   120,585    125,506      115,767       130,341
  Net income..................     7,844      7,766        6,973         7,207
  Earnings per
     share -- Diluted.........       .51        .49          .45           .46
1995:
  Net sales...................  $136,502   $140,753     $135,317      $148,769
  Cost of sales...............   105,698    109,512      103,749       113,100
  Net income..................     5,567      5,621        5,676         5,838
  Earnings per
     share -- Diluted.........       .35        .37          .37           .37

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the annual report and SEC Form 10-K. The 1995, 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. All per-share amounts have been adjusted for the June 1997 3:2 common stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The narrative and tabular information included under the caption "Management" on pages 6 through 7 and under the caption "Compliance with Section 16(a)" on page 17 of the Proxy Statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The narrative and tabular information, including footnotes thereto, included under the caption "Executive Compensation" on pages 11 through 15 of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The narrative and tabular information, including footnotes thereto, included under the caption "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The narrative information included under the caption "Certain Transactions" on page 17 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Financial Statements (Included in Item 8.)

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 1997 and 1996

        Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 1997, 1996 and 1995

     (2) Financial Statement Schedules

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

     (3) Exhibits

         3.01  Registrant's Restated Articles of Incorporation(1)
         3.02  Registrant's Amended and Restated Bylaws(1)
        10.01  Registrant's 1994 Incentive and Non-Qualified Stock Option
               Plan and the Forms of Agreements related thereto(1)
        10.02  Registrant's Form of Indemnification Agreement for officers and directors(1)
        10.03  Incentive Bonus Plans(1)
        10.04  Registrant's Supplemental Executive Retirement Plan dated
               January 1, 1996(3)
        10.05 Form of Note Purchase Agreement dated September 15, 1997 between each of the purchasers listed on Schedule "A" attached thereto and the Registrant(4)
        10.06  Amendment No. Six to First Amended and Restated Business
               Loan Agreement dated March 26, 1997 between the Company and
               Bank of America(5)
        10.07  Amendment No. Seven to First Amended and Restated Business
               Loan Agreement dated June 9, 1997 between the Company and
               Bank of America(6)
        10.08  Credit Agreement for the $200 Million Syndicated Credit
               Facility dated October 22, 1997(4)
        21.01  Subsidiaries of Registrant
        23.01  Consent of Ernst & Young LLP
        24.01  Power of Attorney(2)

---------------
     (1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

     (2) Set forth on page 45 of this report.

     (3) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

     (4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

     (5) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended March 31, 1997.

     (6) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended June 30, 1997.

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

     Registrant filed a Report on Form 8-K dated April 2, 1997, reporting the acquisition of AMI Metals, Inc.

                 RELIANCE STEEL & ALUMINUM CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
            DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
            -----------               ----------    ----------    ----------    ----------    ----------
Year Ended December 31, 1995
  Reserve and allowances deducted
     from asset accounts
  Allowance for uncollectible
     accounts.......................    $2,050        $2,532         $268        $1,597(1)      $3,253
Year Ended December 31, 1996
  Reserve and allowances deducted
     from asset accounts
  Allowance for uncollectible
     accounts.......................    $3,253        $  723         $110        $1,187(1)      $2,899
Year Ended December 31, 1997
  Reserve and allowances deducted
     from asset accounts
  Allowance for uncollectible
     accounts.......................    $2,899        $1,277         $692        $  525(1)      $4,343

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 27th day of March, 1998.

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

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                  --------------

          /s/ JOE D. CRIDER               Chairman of the Board and Chief     March 27, 1998
-------------------------------------      Executive Officer (Principal
            Joe D. Crider                  Executive Officer); Director

         /s/ DAVID H. HANNAH                    President; Director           March 27, 1998
-------------------------------------
           David H. Hannah

        /s/ GREGG J. MOLLINS            Executive Vice President and Chief    March 27, 1998
-------------------------------------       Operating Officer; Director
          Gregg J. Mollins

         /s/ STEVEN S. WEIS               Senior Vice President and Chief     March 27, 1998
-------------------------------------      Financial Officer (Principal
           Steven S. Weis                       Financial Officer)

        /s/ KARLA R. MCDOWELL              Vice President and Controller      March 27, 1998
-------------------------------------     (Principal Accounting Officer)
          Karla R. McDowell

        /s/ DOUGLAS M. HAYES                         Director                 March 27, 1998
-------------------------------------
          Douglas M. Hayes

         /s/ ROBERT HENIGSON                         Director                 March 27, 1998
-------------------------------------
           Robert Henigson

         /s/ KARL H. LORING                          Director                 March 27, 1998
-------------------------------------
           Karl H. Loring

        /s/ WILLIAM I. RUMER                         Director                 March 27, 1998
-------------------------------------
          William I. Rumer

         /s/ LESLIE A. WAITE                         Director                 March 27, 1998
-------------------------------------
           Leslie A. Waite

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                             DESCRIPTION                                         PAGE
-------                            -----------                                     ------------
 3.01      Registrant's Restated Articles of Incorporation(1)..........
 3.02      Registrant's Amended and Restated Bylaws(1).................
10.01      Registrant's 1994 Incentive and Non-Qualified Stock Option
           Plan and the Forms of Agreements related thereto(1).........
10.02      Registrant's Form of Indemnification Agreement for officers and directors(1)............................................
10.03      Incentive Bonus Plan(1).....................................
10.04      Registrant's Supplemental Executive Retirement Plan dated
           January 1, 1996(3)..........................................
10.05      Form of Note Purchase Agreement dated September 15, 1997
           between each of the purchasers listed on Schedule "A"
           attached thereto and the Registrant(4)......................
10.06      Amendment No. Six to First Amended and Restated Business
           Loan Agreement dated March 26, 1997 between the Company and
           Bank of America(5)..........................................
10.07      Amendment No. Seven to First Amended and Restated Business
           Loan Agreement dated June 9, 1997 between the Company and
           Bank of America(6)..........................................
10.08      Credit Agreement for the $200 Million Syndicated Credit
           Facility Dated October 22, 1997(4)..........................
21.01      Subsidiaries of Registrant..................................
23.01      Consent of Ernst & Young LLP................................
24.01      Power of Attorney(2)........................................

---------------
(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2) Set forth on page 45 of this report.

(3) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

(4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

(5) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended March 31, 1997.

(6) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended June 30, 1997.