Form 10-K/A
period 1997-12-31
RELIANCE STEEL & ALUMINUM CO
filed 1998-03-30
CIK 861884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

================================================================================

This Amendment No. 1 to Annual Report on Form 10-K is being filed by Reliance Steel & Aluminum Co. (the "Company") to amend the following item:

EXHIBIT 23.01

                        CONSENT OF INDEPENDENT AUDITORS

Exhibit 23.01, Consent of Independent Auditors should be replaced in its entirety with the following amended Consent of Independent Auditors:

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the Reliance Steel & Aluminum Co. 1994 Incentive and Non-Qualified Option Plan and the 1989 Employee Non-Qualified Stock Option Plan of our report dated February 9, 1998, with respect to the consolidated financial statements and schedule of Reliance Steel & Aluminum Co. included in the Annual Report (Form 10-K/A) for the year ended December 31, 1997.



                                         /s/ ERNST & YOUNG LLP

Long Beach, California
March 26, 1998



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 30th day of March, 1998.

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

             SIGNATURES                                TITLE                       DATE
             ----------                                -----                  --------------

          /s/ JOE D. CRIDER               Chairman of the Board and Chief     March 30, 1998
-------------------------------------      Executive Officer (Principal
            Joe D. Crider                  Executive Officer); Director

         /s/ DAVID H. HANNAH                    President; Director           March 30, 1998
-------------------------------------
           David H. Hannah

        /s/ GREGG J. MOLLINS            Executive Vice President and Chief    March 30, 1998
-------------------------------------       Operating Officer; Director
          Gregg J. Mollins

         /s/ STEVEN S. WEIS               Senior Vice President and Chief     March 30, 1998
-------------------------------------      Financial Officer (Principal
           Steven S. Weis                       Financial Officer)

        /s/ KARLA R. MCDOWELL              Vice President and Controller      March 30, 1998
-------------------------------------     (Principal Accounting Officer)
          Karla R. McDowell

        /s/ DOUGLAS M. HAYES                         Director                 March 30, 1998
-------------------------------------
          Douglas M. Hayes

         /s/ ROBERT HENIGSON                         Director                 March 30, 1998
-------------------------------------
           Robert Henigson

         /s/ KARL H. LORING                          Director                 March 30, 1998
-------------------------------------
           Karl H. Loring

        /s/ WILLIAM I. RUMER                         Director                 March 30, 1998
-------------------------------------
          William I. Rumer

         /s/ LESLIE A. WAITE                         Director                 March 30, 1998
-------------------------------------
           Leslie A. Waite