Form 10-Q
period 1998-03-31
RELIANCE STEEL & ALUMINUM CO
filed 1998-05-12
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)



 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                       OR



 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................

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




                                    Yes   [X]       No   [ ]

         As of April 30, 1998, 18,865,852 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX

PART I -- FINANCIAL INFORMATION .............................................................  1

     Consolidated Balance Sheets ............................................................  1
     Consolidated Statements of Income (Unaudited) ..........................................  2
     Consolidated Statements of Cash Flows (Unaudited) ......................................  3
     Notes to Consolidated Financial Statements (Unaudited) .................................  4


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS ..................................................  7


PART II -- OTHER INFORMATION ................................................................ 10


SIGNATURES .................................................................................. 11

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)


                                                                          MARCH 31,           DECEMBER 31,
                                                                            1998                  1997
                                                                       -----------------------------------
                                                                        (unaudited)              (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                            $          60          $     34,047
  Accounts receivable, less allowance for doubtful accounts
     of $5,002 at March 1998 and $4,343 at December 1997                     156,598               117,733
  Inventories                                                                196,645               158,736
  Prepaid expenses and other current assets                                    2,296                 2,472
  Deferred income taxes                                                        9,086                 9,086
                                                                       -----------------------------------
Total current assets                                                         364,685               322,074
Property, plant and equipment, at cost:
  Land                                                                        27,645                26,348
  Buildings                                                                  106,646                95,424
  Machinery and equipment                                                    117,227               104,064
  Allowances for depreciation                                                (72,934)              (64,872)
                                                                       ------------------------------------
                                                                             178,584               160,964
Investment in 50%-owned company                                               29,705                28,760
Goodwill                                                                     112,088                67,258
Other assets                                                                   5,243                 4,810
                                                                       -----------------------------------

Total assets                                                           $     690,305          $    583,866
                                                                       ===================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                    $ 128,696             $  91,916
  Wages and related accruals                                                   4,783                 7,658
  Income taxes payable                                                         4,471                    --
  Deferred income taxes                                                        9,148                 9,148
  Current maturities of long-term debt                                           100                   100
                                                                       -----------------------------------
Total current liabilities                                                    147,198               108,822
Long-term debt                                                               199,350               143,350
Deferred income taxes                                                         18,530                18,530
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                                 --                    --
  Common stock, no par value:
    Authorized shares - 20,000,000
       Issued and outstanding shares - 18,857,602 at
         March 1998 and 18,831,458 at December 1997,
         stated capital                                                      155,204               154,761
  Retained earnings                                                          170,023               158,403
                                                                       -----------------------------------
Total shareholders' equity                                                   325,227               313,164
                                                                       -----------------------------------

Total liabilities and shareholders' equity                             $     690,305          $    583,866
                                                                       ===================================


See Notes to Consolidated Financial Statements.

NOTE: The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)




                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             1998                   1997
                                                                         ---------------------------------
Net sales                                                                $   315,468           $   201,591
Other income                                                                   1,105                   361
                                                                         ---------------------------------
                                                                             316,573               201,952

Costs and expenses:
  Cost of sales                                                              241,722               155,454
  Warehouse, delivery, selling, administrative
    and general                                                               48,536                31,613
  Depreciation and amortization                                                4,088                 2,700
  Interest                                                                     3,346                 1,936
                                                                         ---------------------------------
                                                                             297,692               191,703

Income before equity in earnings of 50%-owned
   company and income taxes                                                   18,881                10,249

Equity in earnings of 50%-owned company                                        1,050                 1,272
                                                                         ---------------------------------

Income before income taxes                                                    19,931                11,521

Income taxes:
  Federal                                                                      6,976                 3,687
  State                                                                        1,196                   910
                                                                         ---------------------------------
                                                                               8,172                 4,597
                                                                         ---------------------------------

Net income                                                               $    11,759           $     6,924
                                                                         =================================

Earnings per share - Diluted                                             $       .62           $       .45
                                                                         =================================

Weighted average shares outstanding - Diluted                             19,021,000            15,504,000
                                                                         =================================

Earnings per share - Basic                                               $       .62           $       .45
                                                                         =================================

Weighted average shares outstanding - Basic                               18,842,000            15,342,000
                                                                         =================================

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            ------------------------------
                                                                               1998                 1997
                                                                            ------------------------------
OPERATING  ACTIVITIES
Net income                                                                  $ 11,759              $  6,924
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                             4,088                 2,700
     Deferred income taxes                                                        --                   (14)
     (Gain) loss on sales of machinery and equipment                            (187)                   55
     Equity in earnings of 50%-owned company                                    (945)               (1,189)
     Changes in operating assets and liabilities:
         Accounts receivable                                                 (17,982)              (17,337)
         Inventories                                                          (9,051)                2,888
         Prepaid expenses and other assets                                       111                 2,338
         Income taxes                                                          4,487                 2,998
         Accounts payable and accrued expenses                                 8,832                 2,429
                                                                            ------------------------------
Net cash provided by operating activities                                      1,112                 1,792
                                                                            ------------------------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                    (5,721)               (3,571)
Proceeds from sales of property and equipment                                    295                    24
Acquisitions of metals service centers                                       (51,288)                   --
Dividends received from 50%-owned company                                         --                 1,217
                                                                            ------------------------------
Net cash used in investing activities                                        (56,714)               (2,330)
                                                                            ------------------------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                      56,000                85,000
Principal payments on long-term debt and short-term
    borrowings                                                               (34,689)              (77,355)
Dividends paid                                                                (1,131)               (1,061)
Issuance of common stock                                                       1,435                   620
Repurchase of common stock                                                        --                (7,433)
                                                                            ------------------------------
Net cash provided by (used in) financing activities                           21,615                  (229)
                                                                            ------------------------------

Decrease in cash                                                             (33,987)                 (767)

Cash and cash equivalents at beginning of period                              34,047                   815
                                                                            ------------------------------

Cash and cash equivalents at end of period                                  $     60              $     48
                                                                            ==============================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                            $     364             $   1,634
Income taxes paid during the period                                            2,059                   233

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 1998

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. ACQUISITIONS

On January 30, 1998, the Company acquired 100% of the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix Metals"), for $21,000,000 in cash. Phoenix Metals is headquartered in Norcross (Atlanta), Georgia, with additional metals service centers in Birmingham, Alabama; Tampa, Florida; and Charlotte, North Carolina. The purchase of Phoenix Metals was funded with proceeds from the 1997 equity offering and borrowings under the Company's line of credit. Phoenix Metals' net sales for the twelve months ended February 28, 1997, were approximately $112,000,000.

Also on January 30, 1998, the Company purchased the assets and business of Durrett-Sheppard Steel Company, L.L.C. and its subsidiary, Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("DSS"), for $30,500,000 in cash. DSS is a metals service center located in Baltimore, Maryland. This purchase was funded with proceeds from the 1997 equity offering and borrowings under the Company's line of credit. Durrett-Sheppard Steel Co., L.L.C. had net sales of approximately $47,000,000 for the twelve months ended September 30,1997.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which is effective for financial statements for periods beginning after December 15, 1997, and which revises and standardizes disclosure requirements for pensions and other postretirement benefits. The Company will revise its disclosures as necessary upon adoption of Statement 132. Additionally in March 1998, Statement of Position (SOP) 98-1 was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. There will be no impact due to the adoption of SOP 98-1.

                          RELIANCE STEEL & ALUMINUM CO.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                    MARCH 31,     December 31,
                                                                       1998          1997
                                                                   -----------    -----------
Revolving line of credit ($200,000 limit) due October 22,
    2002, interest at variable rates                               $    56,000    $        --
Senior unsecured notes due January 2, 2002 to January 2,
     2009, average interest rate 7.12%                                 140,000        140,000
Variable Rate Demand Industrial Development Revenue
     Bonds, Series 1989 A, due July 1, 2014, with interest
       payable quarterly....................................             3,450          3,450
                                                                   -----------    -----------
                                                                       199,450        143,450
Less amounts due within one year............................              (100)          (100)
                                                                   ------------   ------------
                                                                   $   199,350    $   143,350


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

5.  SHAREHOLDERS' EQUITY

In November 1997, the Company issued 3,595,000 new shares of its Common Stock at an offering price of $27.625 per share in a secondary public offering. The proceeds of $93,908 (net of underwriter commissions and offering costs) were used to pay down bank debt, to fund the acquisition of Georgia Steel, and to fund a portion of the acquisitions of DSS and Phoenix Metals.

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 shares in February 1995) of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of March 31, 1998, the Company had repurchased a total of 1,350,750 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $11.37 per share. No shares were repurchased by the Company during the three month period ended March 31, 1998.

In March 1998, 5,685 shares of Common Stock were issued to division managers and officers of the Company under the 1997 Key-Man Incentive Plan.

                          RELIANCE STEEL & ALUMINUM CO.

6.  EARNINGS PER SHARE

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

All weighted shares and per share amounts have been adjusted for the 3-for-2 common stock split that occurred in June 1997.

7.  SUBSEQUENT EVENTS

Effective April 1, 1998, substantially all 401(k) and profit sharing plans of the Company and its subsidiaries were combined into one master plan. This master plan will continue to allow each subsidiary's Board of Directors to determine independently the annual matching percentage and maximum compensation limit or annual profit sharing contribution. Eligibility will continue in accordance with each subsidiary's previous plan, and vesting is based on prior service. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the plan, for all eligible participants.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month periods ended March 31, 1998 and March 31, 1997 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                                               1998                               1997
                                                       --------------------------------------------------------
                                                                       % of                             % of
                                                       $            Net Sales            $            Net Sales
                                                       --------------------------------------------------------
              NET SALES...........................     $ 315,468      100.0%          $201,591         100.0%

              GROSS PROFIT........................        73,746       23.4             46,137          22.9

              OPERATING EXPENSES..................        52,624       16.7             34,313          17.0

                                                     ------------------------------------------------------------
              INCOME FROM OPERATIONS..............     $  21,122        6.7%          $ 11,824           5.9%
                                                     ============================================================

              FIFO INCOME FROM OPERATIONS.........     $  22,724        7.2%          $ 11,824           5.9%
                                                     ============================================================

Substantially all inventories of the Company have been stated on the last-in, first-out ("LIFO") method. The Company uses the LIFO method of inventory valuation for these inventories because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of increasing prices, which the Company is experiencing, LIFO accounting will cause reported income to be lower than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. The table above includes income from operations and the discussions that follow include analysis as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $113,877, or 56.5%, compared to the first three months of 1997, which reflects an increase of 28.6% in tons sold and an increase in the average sales price per ton of 21.7%. The increase in tons sold was primarily due to the inclusion of the sales of AMI Metals, Inc. ("AMI"), acquired April 2, 1997; Amalco Metals, Inc. ("Amalco"), acquired April 30, 1997; Service Steel Aerospace Corp. ("SSA"), acquired October 1, 1997; Georgia Steel Supply Company ("Georgia Steel"), acquired December 1, 1997; Phoenix Corporation ("Phoenix Metals"), acquired January 30, 1998; and Durrett Sheppard Steel Co., Inc. ("DSS"), acquired January 30, 1998 (collectively, the "Acquisitions") during the period ended March 31, 1998. The average selling prices increased for the 1998 period due mainly to the change in product mix from the first three months of 1997 resulting from the inclusion in 1998 of the net sales of AMI, Amalco, SSA and Phoenix Metals. These operations primarily sell non-ferrous products, which generally have higher prices than most other products sold by the Company. During the 1997 period, the product mix was more heavily weighted toward carbon steel products, which generally have lower selling prices than non-ferrous products. Excluding the Acquisitions, the Company reported an increase of 3.9% in tons sold, which is primarily due to general economic improvements and an increased market share in the Company's market areas, with the average selling price per ton remaining constant for the 1998 period compared to the 1997 period.

Total gross profit increased $27,609, or 59.8%, in the first three months of 1998 compared to the first three months of 1997. Expressed as a percentage of sales, gross profit increased from 22.9% in 1997 to 23.4% in 1998. The slight improvement was primarily due to the shift in product mix to higher margin products, resulting primarily from the inclusion of the sales of products sold by AMI, Amalco, SSA and DSS during the 1998 period. The shift in product mix in the 1998 period also offset LIFO costs of $1,602, which resulted primarily from increased costs of heat treated aluminum products. On a FIFO basis, gross profit increased to 23.9% of sales for the first three months of 1998, from 22.9% for the first three months of 1997. This increase was mainly due to the change in product mix discussed above.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $16,923, or 53.5%, in the first three months of 1998 compared to the corresponding period of 1997 and amounted to 15.4% and 15.7% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related expenses of the Acquisitions.

Depreciation and amortization expense increased 51.4% during the three months ended March 31, 1998 compared to the corresponding period of 1997. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased by $1,410 due to increased borrowings during the first three months of 1998 as compared to the corresponding period of 1997 to fund the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At March 31, 1998, working capital amounted to $217,488 compared to $213,252 at December 31, 1997. The slight increase was primarily due to the working capital of companies acquired in 1998, offset by an increase in accounts receivable resulting from higher sales levels in the first quarter of 1998. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

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

In September 1997 and in November 1996, the Company entered into agreements with insurance companies for private placements of debt in the aggregate amounts of $65,000 and $75,000, respectively. The proceeds of the debt funded in September 1997 were used to refinance the borrowings under the Company's revolving credit facility made to fund the acquisitions of AMI and Amalco, and borrowings for general working capital purposes. The proceeds of the debt funded in January 1997 were used to pay off the $65,000 of promissory notes issued for the acquisition of Siskin Steel & Supply Company, Inc. with the balance of $10,000 applied to reduce the borrowings under the Company's revolving credit facility. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2009 and bear interest at rates ranging from 6.76% to 7.37% per annum.

Cash provided by operations remained relatively consistent during the three month period ended March 31, 1998 as compared to the corresponding 1997 period. Generally, sales are higher in the first quarter of the year, as compared to the fourth quarter of the year, resulting in increased accounts receivable. Sales for the 1998 period also included the sales of DSS and Phoenix Metals.

In November 1997, the Company issued 3,595,000 new shares of its Common Stock in a public equity offering, resulting in net proceeds of $93,908. The proceeds from this offering were used to pay down outstanding bank debt, including the debt incurred to fund the acquisition of SSA, and to fund the acquisition of Georgia Steel. At December 31, 1997, the balance of the proceeds was invested in high quality short-term investments (classified as cash equivalents), which, along with bank debt, was then used to fund the acquisitions of DSS and Phoenix Metals on January 30, 1998.

Net capital expenditures, excluding acquisitions, were $5,721 for the three months ended March 31, 1998. The Company had no material commitments for capital expenditures as of March 31, 1998. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future, including the expansion of its facilities at certain of its metals service centers currently in progress.

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

IMPACT OF YEAR 2000

The Company does not anticipate that there would be a material impact on the results of operations or cash flows of the Company related to the Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Most of the Company's locations are converting to a new computer system that has been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. This conversion began in 1994 and has been progressing on schedule. The final conversions are scheduled to occur in June 1999, which is prior to any anticipated impact on its operating systems. A training staff was hired in 1996 and has been solely dedicated to this conversion project. At the Company's locations that are not being converted to this system, assessments of the existing systems have occurred. The Company, working with its respective software vendors, has adopted plans to make the minor modifications required to address the Year 2000 Issue at these locations. Management believes that the major business systems of the Company are not vulnerable to third parties' failure to remediate their own Year 2000 Issues, as the Company's interface with third parties, including customers and vendors, does not involve heavily automated computer dependent communications. The Company believes that, with the conversions to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer system. In the event the remaining conversions and modifications are not made, or are not completed timely, the Year 2000 Issue is not expected to have a material impact on the operations of the Company, as the products sold by the Company and the processing and delivery equipment used are not date dependent, minimizing the impact of any Year 2000 Issues related to meeting customer requirements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None

      (b) Registrant filed a Report on Form 8-K dated January 30, 1998, reporting the acquisition of Phoenix Corporation and the purchase of the assets and business of Durrett-Sheppard Steel Company, L.L.C. and its subsidiary, Durrett-Sheeppard Steel of Pennsylvania, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RELIANCE STEEL & ALUMINUM CO.



Dated:  May 12, 1998                     By:  /s/ David H. Hannah
                                             ------------------------
                                                  David H. Hannah
                                                  President



                                         By:  /s/ Steven S. Weis
                                             ------------------------
                                                  Steven S. Weis
                                                  Senior Vice President and
                                                  Chief Financial Officer