Form 10-Q
period 1998-06-30
RELIANCE STEEL & ALUMINUM CO
filed 1998-08-14
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  .................... to ........................

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

                                   Yes  [X]       No  [ ]

         As of July 31, 1998, 18,869,352 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX


PART I -- FINANCIAL INFORMATION ............................................... 1

         Consolidated Balance Sheets .......................................... 1
         Consolidated Statements of Income (Unaudited) ........................ 2
         Consolidated Statements of Cash Flows (Unaudited) .................... 4
         Notes to Consolidated Financial Statements (Unaudited) ............... 5


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ................................ 8


PART II -- OTHER INFORMATION ................................................. 12


SIGNATURES ................................................................... 14

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)


                                                                        JUNE 30,           DECEMBER 31,
                                                                          1998                 1997
                                                                      (unaudited)             (Note)
                                                                      -----------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $      29             $  34,047
  Accounts receivable, less allowance for doubtful accounts
     of $5,396 at June 1998 and $4,343 at December 1997                  148,739               117,733
  Inventories                                                            198,105               158,736
  Prepaid expenses and other current assets                                2,140                 2,472
  Deferred income taxes                                                    9,086                 9,086
                                                                       ---------             ---------
Total current assets                                                     358,099               322,074
Property, plant and equipment, at cost:
  Land                                                                    28,611                26,348
  Buildings                                                              109,367                95,424
  Machinery and equipment                                                118,919               104,064
  Allowances for depreciation                                            (71,685)              (64,872)
                                                                       ---------             ---------
                                                                         185,212               160,964
Investment in 50%-owned company                                           30,695                28,760
Goodwill                                                                 107,784                67,258
Other assets                                                               4,954                 4,810
                                                                       ---------             ---------

Total assets                                                           $ 686,744             $ 583,866
                                                                       =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $ 111,269            $   91,916
  Wages and related accruals                                               5,670                 7,658
  Deferred income taxes                                                    9,148                 9,148
  Current maturities of long-term debt                                       100                   100
                                                                       ---------             ---------
Total current liabilities                                                126,187               108,822
Long-term debt                                                           205,350               143,350
Deferred income taxes                                                     18,466                18,530
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                             --                    --
  Common stock, no par value:
    Authorized shares - 100,000,000 at June 30, 1998 and
         20,000,000 at December 31, 1997
       Issued and outstanding shares - 18,869,352 at
         June 1998 and 18,831,458 at December 1997,
         stated capital                                                  155,347               154,761
  Retained earnings                                                      181,394               158,403
                                                                       ---------             ---------
Total shareholders' equity                                               336,741               313,164
                                                                       ---------             ---------

Total liabilities and shareholders' equity                             $ 686,744             $ 583,866
                                                                       =========             =========


See Notes to Consolidated Financial Statements.

NOTE: The Balance Sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)


                                                                             THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                       --------------------------------
                                                                          1998                  1997
                                                                       ----------            ----------
Net sales                                                              $  326,184            $  243,824
Gain on sale of real estate                                                    --                 1,008
Other income                                                                  703                   638
                                                                       ----------            ----------
                                                                          326,887               245,470

Costs and expenses:
  Cost of sales                                                           248,390               187,922
  Warehouse, delivery, selling, administrative
    and general                                                            51,014                38,907
  Depreciation and amortization                                             4,610                 3,247
  Interest                                                                  3,321                 2,862
                                                                       ----------            ----------
                                                                          307,335               232,938

Income before equity in earnings of 50%-owned
   company and income taxes                                                19,552                12,532

Equity in earnings of 50%-owned company                                     1,641                 1,401

Income before income taxes                                                 21,193                13,933

Income taxes:
  Federal                                                                   7,418                 4,458
  State                                                                     1,271                 1,101
                                                                       ----------            ----------
                                                                            8,689                 5,559
                                                                       ----------            ----------

Net income                                                             $   12,504            $    8,374
                                                                       ==========            ==========

Earnings per share - Diluted                                           $      .66            $      .55
                                                                       ==========            ==========

Weighted average shares outstanding - Diluted                          19,062,000            15,364,000
                                                                       ==========            ==========

Earnings per share - Basic                                             $     .66             $      .55
                                                                       ==========            ==========

Weighted average shares outstanding - Basic                            18,866,000            15,158,000
                                                                       ==========            ==========

Cash dividends declared                                                $      .06            $      .02
                                                                       ==========            ==========

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       --------------------------------
                                                                          1998                  1997
                                                                       ----------            ----------
Net sales                                                              $  641,652            $  445,415
Gain on sale of real estate                                                    --                 1,008
Other income                                                                1,808                   999
                                                                       ----------            ----------
                                                                          643,460               447,422

Costs and expenses:
  Cost of sales                                                           490,112               343,376
  Warehouse, delivery, selling, administrative
    and general                                                            99,550                70,520
  Depreciation and amortization                                             8,698                 5,947
  Interest                                                                  6,667                 4,798
                                                                       ----------            ----------
                                                                          605,027               424,641

Income before equity in earnings of 50%-owned
   company and income taxes                                                38,433                22,781

Equity in earnings of 50%-owned company                                     2,691                 2,673

Income before income taxes                                                 41,124                25,454

Income taxes:
  Federal                                                                  14,394                 8,145
  State                                                                     2,467                 2,011
                                                                       ----------            ----------
                                                                           16,861                10,156
                                                                       ----------            ----------

Net income                                                             $   24,263            $   15,298
                                                                       ==========            ==========

Earnings per share - Diluted                                           $     1.27            $      .99
                                                                       ==========            ==========

Weighted average shares outstanding - Diluted                          19,032,000            15,456,000
                                                                       ==========            ==========

Earnings per share - Basic                                             $     1.29            $     1.00
                                                                       ==========            ==========

Weighted average shares outstanding - Basic                            18,854,000            15,249,000
                                                                       ==========            ==========

Cash dividends declared                                                $      .12            $      .09
                                                                       ==========            ==========

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       --------------------------------
                                                                          1998                  1997
                                                                       ----------            ----------
OPERATING  ACTIVITIES
Net income                                                             $   24,263            $   15,298
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          8,698                 5,947
     Deferred income taxes                                                    (64)                 (110)
     (Gain) loss on sales of machinery and equipment                         (192)                   50
     Gain on sale of real estate                                               --                (1,008)
     Equity in earnings of 50%-owned company                               (2,435)               (2,464)
     Changes in operating assets and liabilities:
         Accounts receivable                                              (10,116)              (22,170)
         Inventories                                                      (10,250)               (1,116)
         Prepaid expenses and other assets                                    (87)                  738
         Accounts payable and accrued expenses                             (7,336)                8,511
                                                                       ----------            ----------
Net cash provided by operating activities                                   2,451                 3,676
                                                                       ----------            ----------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                (11,876)               (7,623)
Proceeds from sales of property and equipment                                 350                   123
Acquisitions of metals service centers                                    (51,252)              (46,266)
Dividends received from 50%-owned company                                     500                 1,217
                                                                       ----------            ----------
Net cash used in investing activities                                     (62,278)              (52,549)
                                                                       ----------            ----------

FINANCING ACTIVITIES
Proceeds from borrowings                                                   68,000               155,000
Principal payments on long-term debt and short-term
    borrowings                                                            (40,543)              (97,410)
Dividends paid                                                             (2,263)               (1,415)
Issuance of common stock                                                      586                   679
Repurchase of common stock                                                     --                (7,433)
                                                                       ----------            ----------
Net cash provided by financing activities                                  25,780                49,421
                                                                       ----------            ----------

(Decrease) increase in cash                                               (34,018)                  548

Cash and cash equivalents at beginning of period                           34,047                   815
                                                                       ----------            ----------

Cash and cash equivalents at end of period                             $       29            $    1,363
                                                                       ==========            ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid during the period                                        $    6,289            $    5,780
Income taxes paid during the period                                    $   18,325            $   10,840

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 1998

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Reliance Steel & Aluminum Co. Form 10-K.

In April 1998, the Company effected a short-form merger whereby Amalco Metals, Inc. ("Amalco"), a wholly- owned subsidiary of the Company, was merged into the Company. At that time, Amalco was combined with the existing Reliance Metalcenter in Santa Clara in its new facility in Union City, California.

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

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 132, Employers Disclosures about Pensions and Other Post-retirement Benefits, which is effective for financial statements for periods beginning after December 15, 1997, and which revises and standardizes disclosure requirements for pensions and other post-retirement benefits. The Company will revise its disclosures as necessary upon adoption of Statement 132. Additionally, in March 1998, Statement of Position (SOP) 98-1 was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. There will be no impact on the Company's earnings or financial position due to the adoption of SOP 98-1. In June1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1998. Because of the Company's minimal use of derivatives there will be no impact on the Company's earnings or financial position due to the adoption of Statement 133.

                          RELIANCE STEEL & ALUMINUM CO.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                              JUNE 30,      DECEMBER 31,
                                                                                 1998           1997
                                                                             ----------     ------------
            Revolving line of credit ($200,000 limit) due October 22,
              2002, interest at variable rates...........................    $ 62,000         $     --
            Senior unsecured notes due January 2, 2002 to January 2,
              2009, average interest rate 7.12%..........................     140,000          140,000
            Variable Rate Demand Industrial Development Revenue
              Bonds, Series 1989 A, due July 1, 2014, with interest
              payable quarterly..........................................       3,450            3,450
                                                                             ----------       --------
                                                                              205,450          143,450
            Less amounts due within one year.............................        (100)            (100)
                                                                             --------         --------
                                                                             $205,350         $143,350
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

5.  SHAREHOLDERS' EQUITY

In May 1998, the Company amended its Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 100,000,000. Additionally in May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors. 200,000 shares have been reserved for issuance under the Directors Stock Option Plan. Options to acquire 5,000 shares, with an exercise price at fair market value at the date of grant, were granted to each non-employee member effective with the approval of the plan.

In March 1998, 5,685 shares of Common Stock were issued to division managers and officers of the Company under the 1997 Key-Man Incentive Plan.

In November 1997, the Company issued 3,595,000 new shares of its Common Stock at an offering price of $27.625 per share in a secondary public offering. The proceeds of $93,908,000 (net of underwriter commissions and offering costs) were used to pay down bank debt, to fund the acquisition of Georgia Steel, and to fund a portion of the acquisitions of DSS and Phoenix Metals.

In December 1994, the Board of Directors approved a Stock Repurchase Plan, authorizing the Company to purchase up to 750,000 shares (increased to 1,500,000 shares in February 1995) of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of June 30, 1998, the Company had repurchased a total of 1,350,750 shares of its Common

                          RELIANCE STEEL & ALUMINUM CO.

Stock under the Stock Repurchase Plan, at an average cost of $11.37 per share. No shares were repurchased by the Company during the six month period ended June 30, 1998.

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

7.  EMPLOYEE BENEFITS

Effective April 1, 1998, substantially all 401(k) and profit sharing plans of the Company and its subsidiaries were combined into one master plan. This master plan will continue to allow each subsidiary's Board of Directors to determine independently the annual matching percentage and maximum compensation limit or annual profit sharing contribution. Eligibility will continue in accordance with each subsidiary's previous plan, and vesting is based on prior service. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the plan.

8.  SUBSEQUENT EVENTS

Effective July 1, 1998, the Company acquired 100% of the stock of Chatham Steel Corp. ("Chatham"), a privately-held metals service center headquartered in Savannah, Georgia for $68,000,000 in cash. Chatham has additional facilities in Columbia, South Carolina; Durham, North Carolina; Orlando, Florida; Jacksonville, Florida; and Birmingham, Alabama. The purchase of Chatham was funded with borrowings under the Company's line of credit. Chatham's net sales for the year ended December 31, 1997, were approximately $166,000,000.

Additionally, effective July 1, 1998, MetalCenter, Inc. ("MetalCenter"), a wholly-owned subsidiary of the Company, was merged into the Company through a short-form merger. MetalCenter will operate as a Reliance division.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month and six month periods ended June 30, 1998 and June 30, 1997 (dollars are shown in thousands and certain amounts may not calculate due to rounding):


                                          THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------------   -----------------------------------------
                                         1998                1997                   1998                 1997
                                 -----------------------------------------   -----------------------------------------
                                              % OF                 % OF                 % OF                   % OF
                                      $     NET SALES      $     NET SALES      $     NET SALES       $      NET SALES
                                 --------   ---------  --------  ---------   -------- ---------    --------  ---------
NET SALES......................  $326,184     100.0%   $243,824    100.0%    $641,652    100.0%    $445,415    100.0%

GROSS PROFIT...................    77,794      23.8      55,902     22.9      151,540     23.6      102,039     22.9

OPERATING EXPENSES.............    55,625      17.1      42,154     17.3      108,248     16.9       76,467     17.2
                                 --------   -------    --------  -------     -------- --------    ---------  -------
INCOME FROM OPERATIONS.........  $ 22,169       6.8%   $ 13,748      5.6%    $ 43,292      6.7%    $ 25,572      5.7%
                                 ========   =======    ========  =======     ======== ========    =========  =======

FIFO INCOME FROM OPERATIONS....  $ 21,442       6.6%   $ 15,987      6.6%    $ 44,167      6.9%    $ 27,811      6.2%
                                 ========   =======    ========  =======     ======== ========    =========  =======

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $82,360, or 33.8%, for the three months ended June 30, 1998, compared to the same period of 1997, which reflects an increase of 29.9% in tons sold and an increase in the average sales price per ton of 2.7%. The increase in tons sold during the 1998 period was primarily due to the inclusion of the sales of AMI Metals, Inc. ("AMI"), acquired April 2, 1997; Amalco Metals, Inc. ("Amalco"), acquired April 30, 1997; Service Steel Aerospace Corp. ("SSA"), acquired October 1, 1997; Georgia Steel Supply Company ("Georgia Steel"), acquired December 1, 1997; Phoenix Corporation ("Phoenix Metals"), acquired January 30, 1998; and Durrett Sheppard Steel Co., Inc. ("DSS"), acquired January 30, 1998 (collectively, the "Acquisitions"). The average selling prices increased for the 1998 period due mainly to the change in product mix from the 1997 period resulting from the inclusion in 1998 of the net sales of SSA and Phoenix Metals, along with increased sales volume at AMI. These operations primarily sell non-ferrous products, which generally have higher prices than most other products sold by the Company. During the 1997 period, the product mix was more heavily weighted toward carbon steel products, which generally have lower selling prices than non-ferrous products. Excluding the Acquisitions, the Company reported an increase of 1.8% in tons sold, which is primarily due to general economic improvements and an increased market share in the Company's market areas. However, on a same-store basis the average selling price per ton decreased by 1.8% during the 1998 period, which is primarily due to a slight decline in the selling prices of most of the Company's products, which resulted from lower costs of these products.

Total gross profit increased $21,892, or 39.2%, in the three months ended June 30, 1998, compared to the three months ended June 30, 1997. Expressed as a percentage of sales, gross profit increased from 22.9% in 1997 to 23.9% in 1998. The improvement was primarily due to a decrease in LIFO costs of $727 in the 1998 period, which resulted primarily from decreased costs of most of the Company's aluminum products, as compared to increased LIFO costs of $2,239 during the corresponding 1997 period. On a FIFO basis, gross profit was consistent at 23.6% of sales for the three month period ended June 30, 1998, compared to 23.8% for the three months ended June 30, 1997.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $12,107, or 31.1%, in the three month period ended June 30, 1998 compared to the corresponding period of 1997 and amounted to 15.6% and 16.0% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1998 period, which includes the sales and related expenses of the Acquisitions. The decrease in G&A expenses as a percentage of sales was primarily due to increased sales volume at certain of the acquired companies, with only a minor increase in G&A expense levels, and historically lower G&A expenses as a percentage of sales for certain companies acquired since the 1997 period.

Depreciation and amortization expense increased 42.0% during the three months ended June 30, 1998, compared to the corresponding period of 1997. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased by 16.0% due to increased borrowings during the three months ended June 30, 1998, as compared to the corresponding period of 1997, to fund the Acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $196,237, or 44.1%, for the six months ended June 30, 1998, compared to the same period of 1997. This increase in sales reflects an increase of 29.3% in tons sold and an increase in the average sales price per ton of 11.3%. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions during the six month period ended June 30, 1998. The average selling prices increased for the 1998 period due mainly to the change in product mix from the 1997 period, as the product mix shifted toward higher sales of non-ferrous products. Non-ferrous products generally have higher prices than most other products sold by the Company, including carbon steel products, which represented a larger portion of the Company's sales during the 1997 period. This shift in product mix resulted from the inclusion in 1998 of the net sales of AMI, Amalco, SSA and Phoenix Metals, which primarily sell non-ferrous products. Excluding the Acquisitions, the Company reported an increase of 2.8% in tons sold, and a decrease in the average selling price per ton of 1.0%. The increase in tons sold is primarily due to general economic improvements and an increased market share in the Company's market areas. The decrease in the average selling price per ton for the 1998 period compared to the 1997 period resulted primarily due to lower selling prices of most of the Company's products in the 1998 period.

Total gross profit increased $49,501, or 48.5%, in the six months ended June 30, 1998, compared to the six months ended June 30, 1997. Expressed as a percentage of sales, gross profit increased from 22.9% in 1997 to 23.6% in 1998. The slight improvement was primarily due to the shift in product mix to higher margin products, resulting primarily from the inclusion of the sales of products sold by AMI, Amalco, SSA and DSS during the 1998 period, and due to the change in LIFO costs. During the 1998 period, LIFO costs of $875 were recorded, which resulted primarily from increased costs of heat treated aluminum products, which have begun to level off, and were offset by declining costs of most of the Company's other products, as compared to LIFO costs of $2,239 during the 1997 period. On a FIFO basis, gross profit increased slightly to 23.8% of sales for the six month period ended June 30, 1998, from 23.4% for the six months ended June 30, 1997, primarily due to the shift in product mix.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $29,030, or 41.2%, in the six month period ended June 30, 1998, compared to the corresponding period of 1997 and amounted to 15.5% and 15.8% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1998 period, which includes the sales and related expenses of the Acquisitions.

Depreciation and amortization expense increased 46.3% during the six months ended June 30, 1998, compared to the corresponding period of 1997. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased by $1,869 due to increased borrowings during the six months ended June 30, 1998, as compared to the corresponding period of 1997, to fund the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At June 30, 1998, working capital amounted to $231,912 compared to $213,252 at December 31, 1997. The slight increase was primarily due to the working capital of companies acquired in 1998, and increases in accounts receivable and inventory resulting from higher sales levels in the first half of 1998. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving line of credit. On October 22, 1997, the Company entered into a syndicated credit facility with five banks. The Company's borrowing limit under the revolving line of credit established under this agreement was increased to $200,000. The syndicated credit agreement allows the Company to use up to $175,000 of the line of credit to make acquisitions. In September 1997 and in November 1996, the Company entered into agreements with insurance companies for private placements of debt in the aggregate amounts of $65,000 and $75,000, respectively. The proceeds of the debt were used to fund acquisitions, for general working capital purposes, and to reduce the borrowings under the Company's revolving credit facility. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2009 and bear interest at rates ranging from 6.76% to 7.37% per annum.

Cash provided by operations decreased slightly during the six month period ended June 30, 1998, as compared to the corresponding 1997 period, primarily due to working capital requirements to support the increased sales volume.

Net capital expenditures, excluding acquisitions, were $11,876 for the six months ended June 30, 1998, with the increased expenditures primarily relating to the new facility in Union City, California. The Company had no material commitments for capital expenditures as of June 30, 1998. The Company is currently in discussions with its lenders to increase its debt capacity. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future, and the expansion of its facilities at certain of its metals service centers currently in progress. Additional financing would be needed to acquire additional companies.

In November 1997, the Company issued 3,595,000 new shares of its Common Stock in a public equity offering, resulting in net proceeds of $93,908. The proceeds from this offering were used to pay down outstanding bank debt, including the debt incurred to fund acquisitions. At December 31, 1997, the balance of the proceeds was invested in high quality short-term investments (classified as cash equivalents), which, along with bank debt, was then used to fund the acquisitions of DSS and Phoenix Metals on January 30, 1998. In May 1998, the Company increased the number of authorized shares outstanding of its common stock from 20,000,000 to 100,000,000 shares. This increase allows the Company to fund future acquisitions with stock, if desired, and also allows the Company to raise capital in the public market, if desired.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      (a)  Not applicable.

      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 20, 1998.

      (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934,
           (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

      (c) The following is a brief description of matters voted upon at the meeting:

           Four directors were elected at the annual meeting. Joe D. Crider:
           16,109,435 shares were voted for election and 379,601 shares were withheld. David H. Hannah: 16,109,585 shares were voted for election and 379,451 shares were withheld. Gregg J. Mollins: 16,104,755 shares were voted for election and 384,281 shares were withheld. William I.
           Rumer: 16,187,777 shares were voted for election and 301,259 shares were withheld.

           The Board of Directors proposed an increase in the number of authorized shares of Common Stock to 100,000,000, subject to approval by the shareholders. The increase was approved: 14,177,945 shares were voted for the proposal, 2,279,588 shares were voted against it, and 31,503 shares abstained.

           The Board of Directors proposed a Directors Stock Option Plan, subject to approval of the shareholders. The plan was approved:
           15,126,483 shares were voted for the proposal, 1,062,385, shares were voted against it, and 300,168 shares abstained.

           The Board of Directors selected Ernst & Young as independent auditors to audit the financial statements of the Company and its subsidiaries for 1998, subject to ratification by the shareholders. The selection was approved: 16,461,684 shares were voted for the proposal, 9,689, shares were voted against it, and 17,633 shares abstained.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None

      (b)  Form 8-K

           None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RELIANCE STEEL & ALUMINUM CO.



Dated:  August 14, 1998            By:  /s/ David H. Hannah
                                   ----------------------------------
                                            David H. Hannah
                                            President



                                   By:  /s/ Steven S. Weis
                                   ----------------------------------
                                            Steven S. Weis
                                            Senior Vice President and
                                            Chief Financial Officer