Form 10-Q
period 1998-09-30
RELIANCE STEEL & ALUMINUM CO
filed 1998-11-16
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------     ---------------------


Commission file number:  001-13122


                          RELIANCE STEEL & ALUMINUM CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                               95-1142616
        -------------------------------                 ----------------
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


                                 Yes [X] No [ ]

        As of October 31, 1998, 18,449,802 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX


PART I -- FINANCIAL INFORMATION ............................................................ 1

        Consolidated Balance Sheets ........................................................ 1
        Consolidated Statements of Income (Unaudited) ...................................... 2
        Consolidated Statements of Cash Flows (Unaudited) .................................. 4
        Notes to Consolidated Financial Statements (Unaudited) ............................. 5


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................................. 9


PART II -- OTHER INFORMATION .............................................................. 13


SIGNATURES ................................................................................ 14

                         PART I -- FINANCIAL INFORMATION

                          RELIANCE STEEL & ALUMINUM CO.

                           Consolidated Balance Sheets
                       (In thousands except share amounts)


                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                1998                1997
                                                                            -------------       -------------
                                                                             (unaudited)           (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $       4,601       $      34,047
  Accounts receivable, less allowance for doubtful accounts
     of $6,364 at September 1998 and $4,343 at December 1997                      165,337             117,733
  Inventories                                                                     241,281             158,736
  Prepaid expenses and other current assets                                         2,815               2,472
  Deferred income taxes                                                             9,025               9,086
                                                                            -------------       -------------
Total current assets                                                              423,059             322,074
Property, plant and equipment, at cost:
  Land                                                                             31,346              26,348
  Buildings                                                                       126,127              95,424
  Machinery and equipment                                                         135,146             104,064
  Allowances for depreciation                                                     (77,035)            (64,872)
                                                                            -------------       -------------
                                                                                  215,584             160,964
Investment in 50%-owned company                                                    31,979              28,760
Goodwill                                                                          156,595              67,258
Other assets                                                                        5,579               4,810
                                                                            -------------       -------------

Total assets                                                                $     832,796       $     583,866
                                                                            =============       =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $     124,117       $      91,916
  Wages and related accruals                                                        7,978               7,658
  Deferred income taxes                                                             9,148               9,148
  Current maturities of long term debt                                                100                 100
                                                                            -------------       -------------
Total current liabilities                                                         141,343             108,822
Long term debt                                                                    325,250             143,350
Deferred income taxes                                                              18,531              18,530
Shareholders' equity:
  Preferred stock no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                                      --                  --
  Common stock, no par value:
    Authorized shares - 100,000,000 at September 30, 1998 and
         20,000,000 at December 31, 1997
       Issued and outstanding shares - 18,869,352 at September 30,
         1998 and 18,831,458 at December 31, 1997, stated capital                 155,347             154,761
  Retained earnings                                                               192,325             158,403
                                                                            -------------       -------------
Total shareholders' equity                                                        347,672             313,164
                                                                            -------------       -------------

Total liabilities and shareholders' equity                                  $     832,796       $     583,866
                                                                            =============       =============


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

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)


                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                        ----------------------------------
                                                            1998                  1997
                                                        -------------        -------------
Net sales                                               $     357,819        $     254,236
Other income                                                      747                  671
                                                        -------------        -------------
                                                              358,566              254,907
Costs and expenses:
  Cost of sales                                               271,486              197,718
  Warehouse, delivery, selling, administrative
    and general                                                57,754               37,386
  Depreciation and amortization                                 5,497                3,330
  Interest                                                      5,017                3,009
                                                        -------------        -------------
                                                              339,754              241,443
Income before equity in earnings of 50%-owned
  company and income taxes                                     18,812               13,464
Equity in earnings of 50%-owned company                         1,423                1,002
                                                        -------------        -------------
Income before income taxes                                     20,235               14,466

Income taxes:
  Federal                                                       7,082                4,948
  State                                                         1,215                1,103
                                                        -------------        -------------
                                                                8,297                6,051
                                                        -------------        -------------
Net income                                              $      11,938        $       8,415
                                                        =============        =============
Earnings per share - Diluted                            $         .63        $         .55
                                                        =============        =============
Weighted average shares outstanding - Diluted              19,027,000           15,346,000
                                                        =============        =============
Earnings per share - Basic                              $         .63        $         .56
                                                        =============        =============
Weighted average shares outstanding - Basic                18,869,000           15,164,000
                                                        =============        =============
Cash dividends declared                                 $         .06        $         .04
                                                        =============        =============

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                        ----------------------------------
                                                            1998                 1997
                                                        -------------        -------------
Net sales                                               $     999,471        $     699,651
Gain on sale of real estate                                        --                1,008
Other income                                                    2,555                1,670
                                                        -------------        -------------
                                                            1,002,026              702,329
Costs and expenses:
  Cost of sales                                               761,598              541,094
  Warehouse, delivery, selling, administrative
    and general                                               157,304              107,907
  Depreciation and amortization                                14,195                9,277
  Interest                                                     11,684                7,807
                                                        -------------        -------------
                                                              944,781              666,085

Income before equity in earnings of 50%-owned
    company and income taxes                                   57,245               36,244

Equity in earnings of 50%-owned company                         4,114                3,675
                                                        -------------        -------------

Income before income taxes                                     61,359               39,919

Income taxes:
  Federal                                                      21,476               13,093
  State                                                         3,682                3,114
                                                        -------------        -------------
                                                               25,158               16,207
                                                        -------------        -------------

Net income                                              $      36,201        $      23,712
                                                        =============        =============
Earnings per share - Diluted                            $        1.90        $        1.56
                                                        =============        =============
Weighted average shares outstanding - Diluted              19,031,000           15,403,000
                                                        =============        =============
Earnings per share - Basic                              $        1.92        $        1.56
                                                        =============        =============
Weighted average shares outstanding - Basic                18,859,000           15,220,000
                                                        =============        =============
Cash dividends declared                                 $         .18        $         .13
                                                        =============        =============

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ---------------------------------
                                                                           1998               1997
                                                                      -------------       -------------
OPERATING  ACTIVITIES
Net income                                                            $      36,201       $      23,712
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                           14,195               9,277
     Deferred income taxes                                                       64                (110)
     Gain on sales of machinery and equipment                                  (223)               (362)
     Gain on sale of real estate                                                 --              (1,008)
     Equity in earnings of 50%-owned company                                 (3,719)             (3,345)
     Changes in operating assets and liabilities:
         Accounts receivable                                                 (3,467)            (32,045)
         Inventories                                                        (15,965)                345
         Prepaid expenses and other assets                                      679               2,267
         Accounts payable and accrued expenses                              (17,935)             11,148
                                                                      -------------       -------------
Net cash provided by operating activities                                     9,830               9,879
                                                                      -------------       -------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                  (17,258)            (19,159)
Proceeds from sales of property and equipment                                   460               1,816
Acquisitions of metals service centers, net of cash acquired               (137,436)            (44,466)
Dividends received from 50% owned company                                       500               3,500
                                                                      -------------       -------------
Net cash used in investing activities                                      (153,734)            (58,309)
                                                                      -------------       -------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                    193,000             225,000
Principal payments on long-term debt and short-term
 borrowings                                                                 (75,733)           (165,510)
Dividends paid                                                               (3,395)             (1,948)
Issuance of common stock                                                        586               1,037
Repurchase of common stock                                                       --              (7,435)
                                                                      -------------       -------------
Net cash provided by financing activities                                   114,458              51,144
                                                                      -------------       -------------
(Decrease) increase in cash                                                 (29,446)              2,714
Cash and cash equivalents at beginning of period                             34,047                 815
                                                                      -------------       -------------
Cash and cash equivalents at end of period                            $       4,601       $       3,529
                                                                      =============       =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid during the period                                       $       7,243       $       7,407
Income taxes paid during the period                                   $      23,168       $      15,564

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Reliance Steel & Aluminum Co.
Form 10-K.

In April 1998, the Company effected a short-form merger whereby Amalco Metals, Inc. ("Amalco"), a wholly-owned subsidiary of the Company, was merged into the Company. At that time, Amalco was combined with the existing Reliance Metalcenter in Santa Clara in its new facility in Union City, California. Additionally, effective July 1, 1998, MetalCenter, Inc. ("MetalCenter"), a wholly-owned subsidiary of the Company, was merged into the Company through a short-form merger. MetalCenter will operate as a Reliance division.

2.  ACQUISITIONS

On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center with headquarters in Hayward, California (near San Francisco), for approximately $22,000,000 in cash. The purchase of Lusk Metals was funded with borrowings under the Company's line of credit. Lusk Metals had net sales of approximately $30,000,000 for the twelve months ended February 28, 1998, and processes and distributes primarily precision cut aluminum plate and aluminum sheet and extrusions.

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

                          RELIANCE STEEL & ALUMINUM CO.

3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 132, Employers Disclosures about Pensions and Other Post-retirement Benefits, which is effective for financial statements for years beginning after December 15, 1997, and which revises and standardizes disclosure requirements for pensions and other post-retirement benefits. The Company will revise its disclosures as necessary upon adoption of Statement 132. Additionally, in March 1998, Statement of Position (SOP) 98-1 was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over their estimated useful life. There will be no impact on the Company's earnings or financial position due to the adoption of SOP 98-1. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives there will be no impact on the Company's earnings or financial position due to the adoption of Statement 133.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                       SEPTEMBER 30,       DECEMBER 31,
                                                           1998                1997
                                                       -------------       -------------
Revolving lines of credit ($225,000 limit),
  interest at variable rates ...................       $     182,000       $          --

Senior unsecured notes due January 2, 2002 to
  January 2, 2009, average interest rate
  7.12% ........................................             140,000             140,000

Variable Rate Demand Industrial Development
  Revenue Bonds, Series 1989 A, due July 1,
  2014, with interest payable quarterly ........                3,350               3,450
                                                        -------------       -------------
                                                              325,350             143,450
Less amounts due within one year ...............                 (100)               (100)
                                                        -------------       -------------
                                                        $     325,250       $     143,350
                                                        =============       =============



In October 1997, the Company entered into a five year syndicated credit agreement with five banks. This syndicated credit facility replaced the Company's existing revolving line of credit, increasing the Company's borrowing limit to $200,000,000. In October 1997, the Company also entered into a credit agreement that allows the Company to issue and have outstanding up to $10,000,000 of letters of credit. In September 1998, this credit agreement was amended to add a facility for cash advances in the amount of $25,000,000 which expires December 15, 1998. This amendment was executed to allow temporary funding for acquisitions until such time as the planned private placement funding was completed. The Company issued $150,000,000 of senior unsecured notes in a private placement of debt. The notes mature at various dates over a period of seven to twelve years, with an average life of 10.3 years, beginning October 15, 2005, to October 15, 2010, at an average interest rate of 6.55%. The proceeds were funded on November 3, 1998, and were used to pay off bank debt in connection with recent acquisitions.

                          RELIANCE STEEL & ALUMINUM CO.

5.  SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 4,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of September 30, 1998, the Company had repurchased a total of 1,350,750 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $11.37 per share. No shares were repurchased by the Company during the nine month period ended September 30, 1998. During October 1998, the Company repurchased 430,800 shares of its common stock at an average price of $25.79 per share.

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

                          RELIANCE STEEL & ALUMINUM CO.

8.  SUBSEQUENT EVENTS

On October 5, 1998, the Company acquired Engbar Pipe & Steel Company ("Engbar"), a privately-held metals service center company headquartered in Denver, Colorado. Engbar will operate as a wholly-owned subsidiary of the Company. The purchase of Engbar was funded with borrowings under the Company's line of credit. Net sales of Engbar for the twelve months ended December 31, 1997, were approximately $14,000,000.

On October 1, 1998, the Company acquired Steel Bar Corporation ("Steel Bar"), a privately-held metals service center in Greensboro, North Carolina. Steel Bar will operate as a wholly-owned subsidiary of Phoenix Metals, which is a wholly-owned subsidiary of the Company. The purchase of Steel Bar was funded with borrowings under the Company's line of credit. Steel Bar's net sales for the twelve months ended December 31, 1997, were approximately $13,000,000.

Also on October 1, 1998, the Company acquired American Metals Corporation ("American Metals"), based in West Sacramento, California, with additional service centers in Redding and Fresno, California. American Metals was previously owned by American Steel, L.L.C., ("American Steel" ) in which the Company owns a 50%-interest but has operational control. American Metals was originally organized as a corporate joint venture in 1993 between the Company and American Industries, Inc. ("Industries"). The Company and Industries each contributed their ownership of American Metals, along with other assets, to form American Steel in 1995, which was comprised of the three American Metals service centers and additional American Steel service centers in Portland, Oregon and Kent, Washington. The transaction for the Company to acquire 100% of American Metals was accomplished in two steps. First, American Steel distributed the stock of American Metals equally to the Company and Industries. Immediately thereafter, American Metals redeemed its stock owned by Industries for cash and title to American Metals' real property, which is being leased back from Industries. American Metals' will operate as a wholly-owned subsidiary of the Company. The Company will continue to account for its investment in American Steel using the equity method of accounting. American Metals' net sales for the twelve month period ended December 31, 1997, were approximately $56,000,000.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month and nine month periods ended September 30, 1998 and September 30, 1997 (dollars are shown in thousands and certain amounts may not calculate due to rounding):


                                        THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------------------   ---------------------------------------------
                                         1998                   1997                    1998                   1997
                                ---------------------------------------------   ---------------------------------------------
                                               % OF                    % OF                   % OF                    % OF
                                               NET                     NET                    $  NET                   NET
                                   $          SALES        $          SALES        $          SALES        $          SALES
                                --------     --------   --------     --------   --------     --------   --------     --------
NET SALES ....................  $357,819        100.0%  $254,236        100.0%  $999,471        100.0%  $699,651        100.0%

GROSS PROFIT .................    86,333         24.1     56,518         22.2    237,873         23.8    158,557         22.7

OPERATING EXPENSES ...........    63,251         17.7     40,717         16.0    171,499         17.2    117,183         16.7

                                --------     --------   --------     --------   --------     --------   --------     --------
INCOME FROM OPERATIONS .......  $ 23,082          6.5%  $ 15,801          6.2%  $ 66,374          6.6%  $ 41,373          5.9%
                                ========     ========   ========     ========   ========     ========   ========     ========

FIFO INCOME FROM OPERATIONS...  $ 20,457          5.7%  $ 16,412          6.5%  $ 64,624          6.5%  $ 44,223          6.3%
                                ========     ========   ========     ========   ========     ========   ========     ========


Substantially all inventories of the Company have been stated on the last-in, first-out ("LIFO") method. The Company uses the LIFO method of inventory valuation for these inventories because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of increasing prices, LIFO accounting will cause reported income to be lower than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. The table above includes income from operations and the discussions that follow also include analyses as if the Company used the FIFO method. This information is for supplementary purposes only in order to facilitate a comparison of the Company's results of operations with those of other similar companies who use the FIFO method.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $103,583, or 40.7%, for the three months ended September 30, 1998, compared to the same period of 1997, which reflects an increase of 60.5% in tons sold and a decrease in the average sales price per ton of 12.1%. The increase in tons sold during the 1998 period was primarily due to the inclusion of the sales of AMI Metals, Inc. ("AMI"), acquired April 2, 1997; Amalco Metals, Inc. ("Amalco"), acquired April 30, 1997; Service Steel Aerospace Corp. ("SSA"), acquired October 1, 1997; Georgia Steel Supply Company ("Georgia Steel"), acquired December 1, 1997; Phoenix Corporation ("Phoenix Metals"), acquired January 30, 1998; Durrett Sheppard Steel Co., Inc. ("DSS"), acquired January 30, 1998; Chatham Steel Corporation ("Chatham"), acquired July 1, 1998; and Lusk Metals ("Lusk"), acquired September 18, 1998 (collectively, the "Acquisitions"). The average selling prices decreased for the 1998 period due mainly to a reduction in the costs of most of the Company's products and to the change in product mix from the 1997 period resulting from the inclusion in 1998 of the net sales of DSS, Chatham and Georgia Steel. These operations primarily sell carbon steel products, which generally have lower prices than certain other products sold by the Company, such as aluminum and stainless steel products. Excluding the Acquisitions, the tons sold by the Company remained consistent. However, on a same-store basis, the average selling price per ton decreased by 5.6% during the 1998 period, which is primarily due to a decline in the selling prices of most of the Company's products, which resulted from lower costs of these products, including prices for electropolished stainless steel tubing and fittings, where the average sales price per ton has dropped approximately 20.3% due to the slowdown in the semiconductor manufacturing industry.

Total gross profit increased $29,815, or 52.8%, in the three months ended September 30, 1998, compared to the three months ended September 30, 1997. Expressed as a percentage of sales, gross profit increased from 22.2% in 1997 to 24.1% in 1998. The improvement was due in part to a decrease in LIFO costs of $2,625 in the 1998 period, which resulted primarily from decreased costs of most of the Company's products, as compared to increased LIFO costs of $611 during the corresponding 1997 period. On a FIFO basis, gross profit increased to 23.4% of sales for the three month period ended September 30, 1998, compared to 22.5% for the three months ended September 30, 1997. This increase was primarily due to higher margins attained by certain of the Acquisitions included in the 1998 period, primarily from DSS, SSA and Georgia Steel.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $20,368, or 54.5%, in the three month period ended September 30, 1998 compared to the corresponding period of 1997 and amounted to 16.1% and 14.7% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1998 period, which includes the sales and related expenses of the Acquisitions. The increase in G&A expenses as a percentage of sales was primarily due to increased G&A expenses as a percentage of sales for certain companies acquired since the 1997 period.

Depreciation and amortization expense increased 65.1% during the three months ended September 30, 1998, compared to the corresponding period of 1997. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of the related goodwill.

Interest expense increased by 66.7% due to increased borrowings during the three months ended September 30, 1998, as compared to the corresponding period of 1997. These borrowings were used primarily to fund the Acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $299,820, or 42.9%, for the nine months ended September 30, 1998, compared to the same period of 1997. This increase in sales reflects an increase of 40.0% in tons sold and an increase in the average sales price per ton of 2.0%. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions during the nine month period ended September 30, 1998. The average selling prices increased for the 1998 period due mainly to the change in product mix from the 1997 period; the product mix shifted toward higher sales of heat-treated aluminum and stainless steel products from carbon steel products because of the acquisitions of AMI and Amalco. Heat-treated aluminum and stainless steel products generally have higher selling prices than carbon steel products. Excluding the Acquisitions, the Company reported an increase of 1.9% in tons sold, and a decrease in the average selling price per ton of 2.6%. The increase in tons sold is primarily due to general economic improvements and an increased market share in the Company's market areas experienced during the beginning of the 1998 period. The decrease in the average selling price per ton for the 1998 period compared to the 1997 period resulted primarily due to lower selling prices of electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry.

Total gross profit increased $79,316, or 50.0%, in the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. Expressed as a percentage of sales, gross profit increased from 22.7% in 1997 to 23.8% in 1998. This increase was primarily due to the change in LIFO costs. During the 1998 period, LIFO cost decreases of $1,750 were recorded, which resulted primarily from decreased costs of most of the Company's products, as compared to increased LIFO costs of $2,850 during the 1997 period. On a FIFO basis, gross profit increased to 23.6% of sales for the nine month period ended September 30, 1998, from 23.1% for the nine months ended September 30, 1997. The slight improvement was primarily due to the shift in product mix to higher margin products, resulting primarily from the inclusion of the sales of products sold by AMI, Amalco, SSA and DSS during the 1998 period.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $49,397, or 45.8%, in the nine month period ended September 30, 1998, compared to the corresponding period of 1997 and amounted to 15.7% and 15.4% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1998 period, which includes the sales and related expenses of the Acquisitions.

Depreciation and amortization expense increased 53.0% during the nine months ended September 30, 1998, compared to the corresponding period of 1997. This increase is primarily due to the inclusion of depreciation expense and the amortization of goodwill related to the Acquisitions.

Interest expense increased by 49.7% due to increased borrowings during the nine months ended September 30, 1998, as compared to the corresponding period of 1997, to fund the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At September 30, 1998, working capital amounted to $281,716 compared to $213,252 at December 31, 1997. The slight increase was primarily due to the working capital of companies acquired in 1998. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are from internally generated funds from operations and the Company's revolving line of credit. On October 22, 1997, the Company entered into a syndicated credit facility with five banks. The Company's borrowing limit under the revolving line of credit established under this agreement was increased to $200,000. In September 1998, the Company amended its existing credit agreement to allow for short-term borrowing of up to $25,000. The Company also received commitments during September 1998 for the private placement of debt in the aggregate amount of $150,000 which was funded on November 3, 1998. The proceeds from these notes were used to pay down the revolving line of credit. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010 and bear interest at rates ranging from 6.23% to 7.37% per annum.

Cash provided by operations remained consistent for the nine month period ended September 30, 1998, as compared to the corresponding 1997 period.

Net capital expenditures, excluding acquisitions, were $17,258 for the nine months ended September 30, 1998. The Company had no material commitments for capital expenditures as of September 30, 1998. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future, and the expansion of its facilities at certain of its metals service centers currently in progress.

In November 1997, the Company issued 3,595,000 new shares of its Common Stock in a public equity offering, resulting in net proceeds of $93,908. The proceeds from this offering were used to pay down outstanding bank debt, including the debt incurred to fund acquisitions. At December 31, 1997, the balance of the proceeds was invested in high quality short-term investments (classified as cash equivalents), which, along with bank debt, was then used to fund the acquisitions of DSS and Phoenix Metals on January 30, 1998. In May 1998, the Company increased the number of authorized shares outstanding of its common stock from 20,000,000 to 100,000,000 shares. This increase allows the Company to fund future acquisitions with stock, if desired, and also allows the Company to issue additional shares in the public market, if desired.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding common stock through its Stock Repurchase Plan, for a total of 4,000,000 shares. During October 1998, the Company repurchased 430,800 shares of its common stock at an average price of $25.79 per share.

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

IMPACT OF YEAR 2000

The Company does not anticipate that there will be a material impact on the results of operations or cash flows of the Company related to the Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Most of the Company's locations were converting to a new computer system to obtain additional functionality. The software has since been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. This conversion began in 1994 and has been progressing on schedule. The final conversions are scheduled to occur in November 1999. A training staff was hired in 1996 and has been solely dedicated to this conversion project. At the Company's locations that are not being converted to this system, assessments of the existing systems have occurred. The Company, working with its respective software vendors, has adopted plans to make the minor modifications required to address the Year 2000 Issue at these locations. Management believes that the major business systems of the Company are not vulnerable to third parties' failure to remediate their own Year 2000 Issues, as the Company's interface with third parties, including customers and vendors, does not involve heavily automated computer dependent communications. The Company believes that, with the conversions to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer system. In the event the remaining conversions and modifications are not made, or are not completed timely, the Year 2000 Issue is not expected to have a material impact on the operations of the Company, as the products sold by the Company and the processing and delivery equipment used are not date dependent, minimizing the impact of any Year 2000 Issues related to meeting customer requirements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.01  Amendment No. Two to Credit Agreement dated October 22, 1997.

     10.02  Amendment No. Three to Credit Agreement dated October 22, 1997.

     (b) Registrant filed a Report on Form 8-K dated July 1, 1998, reporting the acquisition of Chatham Steel Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RELIANCE STEEL & ALUMINUM CO.



Dated:  November 13, 1998               By:  /s/ David H. Hannah
                                           ------------------------
                                             David H. Hannah
                                             President



                                        By:  /s/ Steven S. Weis
                                           ------------------------
                                           Steven S. Weis
                                           Senior Vice President and
                                           Chief Financial Officer