Form 10-K
period 1998-12-31
RELIANCE STEEL & ALUMINUM CO
filed 1999-03-29
CIK 861884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                             2550 EAST 25TH STREET
                         LOS ANGELES, CALIFORNIA 90058
                                 (323) 582-2272
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE NUMBER)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 26, 1999 was $444,720,756.31.

     As of February 26, 1999, 18,460,677 shares of the registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I
  Item  1.  Business....................................................    1
            Industry Overview...........................................    1
            History of Reliance.........................................    1
            Customers...................................................    4
            Suppliers...................................................    5
            Backlog.....................................................    6
            Products and Processing Services............................    6
            Marketing...................................................    8
            50%-Owned Company...........................................    8
            Industry and Market Cycles..................................    8
            Competition.................................................    8
            Quality Control.............................................    9
            Systems.....................................................    9
            Government Regulation.......................................    9
            Employees...................................................   10
  Item  2.  Properties..................................................   10
  Item  3.  Legal Proceedings...........................................   13
  Item  4.  Submission of Matters to a Vote of Security Holders.........   13

PART II

  Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   13
  Item  6.  Selected Financial Data.....................................   15
  Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16
  Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   22
  Item  8.  Financial Statements and Supplementary Data.................   23
  Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   44

PART III

  Item 10.  Directors and Executive Officers of the Registrant..........   44
  Item 11.  Executive Compensation......................................   44
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   44
  Item 13.  Certain Relationships and Related Transactions..............   44

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   44

SIGNATURES..............................................................   47

                    SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K may include forward-looking statements that involve risks and uncertainties. Reliance Steel & Aluminum Co. ("the Company") is subject to risks inherent in the industries which the Company serves, such as, the volatility of the transportation, construction, general manufacturing, aerospace and semiconductor fabrication industries to which the Company sells products. These industries, and therefore the Company, are subject to changes in the economy in general. The Company has increased its long-term debt as a result of its recent acquisitions and is subject to increased risks as a result of this higher leverage. The Company's metals service centers are subject to fluctuations in the price of raw materials, although the Company is generally able to pass-through increases in costs of raw materials to its customers. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Recent acquisitions of the Company may not perform as the Company anticipates after the change in ownership. Accordingly, the actual results realized by the Company could differ materially from the statements made herein. You should not rely on the forward-looking statements made in this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

     Reliance Steel & Aluminum Co. ("Reliance" or the "Company") is one of the largest metals service center companies in the United States. The Company has a network of 20 divisions and 12 subsidiaries operating metals service centers, with 66 processing and distribution facilities (excluding American Steel, L.L.C.'s two facilities) in 22 states and France. Through this network, the Company provides value-added materials management and metals processing services and distributes a full line of more than 70,000 metal products, including carbon, alloy, stainless and specialty steel, aluminum, brass and copper products to more than 50,000 customers in a broad range of industries. Some of these metals service centers provide processing services for specialty metals only. The Company's products are currently delivered from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Michigan, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington and Wyoming. In addition, one of the Company's subsidiaries has an international subsidiary operating a distribution center in Fuveau, France. The Company also has a 50% ownership interest in and operational control of American Steel, L.L.C., which operates two metals service centers in the Pacific Northwest.

  INDUSTRY OVERVIEW

     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as cutting-to-length (or leveling), slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting and straightening, forming, pipe threading, welding, bending and electropolishing. These processing services help customers save time, labor and expense which reduces overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment and inventory to process the metals for their own manufacturing operations. Accordingly, industry forces have created a market which allows metals service centers, such as Reliance, to purchase, process and deliver metals to end users in a more efficient and cost-effective manner than the end user could achieve in dealing directly with the primary producer, or with an intermediate steel processor. Industry analysts estimate that, historically in the United States, based on tonnage, metals service centers and processors purchased approximately 30% of all carbon industrial steel products and 45% of all stainless steel produced in the United States, and 37% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things). The metals distribution industry is currently estimated at more than $75 billion in revenues in the United States.

     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of the Company's competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in the United States has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 1998. The Company believes that this consolidation trend creates new opportunities for acquisitions.

  HISTORY OF RELIANCE

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

     In the mid-1970's, the Company began to establish specialty metals service centers stocked with inventories of selected metals such as aluminum, stainless steel, brass and copper, and equipped with automated materials handling and precision cutting equipment and has continued to expand its network through acquisitions. The Company currently has 55 specialty metals service centers and eleven full-line facilities, not including American Steel, L.L.C., which processes and distributes primarily carbon steel products from two metals service centers. The Company's metals service centers are operated under the following trade names:

                                           NO. OF
               TRADE NAME                 LOCATIONS    PRIMARY PRODUCTS PROCESSED & DISTRIBUTED
               ----------                 ---------    ----------------------------------------
RELIANCE DIVISIONS
  Affiliated Metals.....................      1        Flatrolled Aluminum and Stainless Steel
  Bralco Metals.........................      2        Aluminum, Brass, Copper and Stainless
                                                       Steel
  MetalCenter...........................      1        Aluminum and Stainless Steel
  Reliance Metalcenter..................     11        Variety of Metal Products
  Reliance Steel Company................      2        Carbon Steel
  Tube Service Co. .....................      5        Specialty Tubing
AMERICAN METALS CORPORATION.............      3        Carbon Steel
AMI METALS, INC.........................      6        Heat-Treated Aluminum
CCC STEEL, INC.
  CCC Steel.............................      1        Structural Steel, Carbon Steel Bar and
                                                       Pipe
  IMS Steel Co..........................      1        Structural Steel, Carbon Steel Bar and
                                                       Pipe
CHATHAM STEEL CORPORATION
  Chatham Steel.........................      5        Full-line Service Centers
  Chatham Processing Services...........      1        Metal Fabrication
DURRETT SHEPPARD STEEL CO., INC. .......      1        Carbon Steel Plate, Bar and Structural
ENGBAR PIPE & STEEL CO..................      1        Carbon Steel Bar, Pipe and Tubing
LIEBOVICH BROS., INC.
  Liebovich Steel & Aluminum Company....      1        Full-line Service Center
  Architectural Metals, Inc.............      1        Metal Fabrication
  Good Metals, Inc......................      1        Alloy and Tool Steels
  Liebovich Custom Fabricating                1        Metal Fabrication
     Company............................
LUSK METALS.............................      1        Precision Cut Aluminum Plate and Sheet
PHOENIX CORPORATION
  Phoenix Metals Company................      4        Flatrolled Aluminum, Stainless Steel and
                                                       Coated Steel
  Steel Bar Corporation.................      1        Carbon Steel Bar and Tubing
SERVICE STEEL AEROSPACE CORP............      3        Stainless and Alloy Specialty Steels
SISKIN STEEL & SUPPLY COMPANY, INC.
  Siskin Steel..........................      4        Full-line Service Centers
  Georgia Steel Supply Company..........      1        Full-line Service Center
VALEX CORP.
  Valex.................................      5        Electropolished Specialty Tubing and
                                                       Fittings
  Valex S.A.R.L. .......................      1        Electropolished Specialty Tubing and
                                                       Fittings

     The Company serves its customers primarily by providing quick delivery, metals processing and inventory management services. The Company purchases a variety of metals from primary producers and sells these products in smaller quantities. For approximately 50% of its sales, the Company performs metals processing, or first stage processing, services before distributing the product to manufacturers and end users, generally within 24 hours from receipt of an order, for orders that do not require extensive or customized processing. Metals processing services include leveling, slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting and straightening, forming, pipe threading, welding, bending and electropolishing, all to customer specifications. See "Business -- Products and Processing Services".

These services save time, labor and expense for customers and reduce customers' overall manufacturing costs. During 1998, the Company's metals service centers handled approximately 6,250 transactions per business day, with an average revenue of approximately $1,000 per transaction. Total revenues of the Company for 1998 were $1.35 billion.

     The Company has a history of expansion through acquisitions, as well as from internal growth. Since its initial public offering in September 1994, Reliance has successfully completed and integrated sixteen acquisitions. The acquisition of Liebovich Bros., Inc. occurred in 1999. The Company has historically been aggressive in making acquisitions, with twenty acquisitions from 1984 to September 1994.

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("LBI"), a privately-held metals service center company headquartered in Rockford, Illinois, for $60 million in cash. This acquisition provided the Company an entry into a new market, the Midwest area of the United States. LBI provides primarily carbon steel products and has a metals service center facility and two metal fabrication facilities in Rockford, Illinois, as well as a service center in Wyoming (Grand Rapids), Michigan. LBI's 1998 sales were approximately $130 million.

     On October 5, 1998, the Company acquired Engbar Pipe & Steel Co. ("Engbar"), a privately-held metals service center company headquartered in Denver, Colorado. Engbar's products primarily include carbon steel bars, pipe and tubing. Net sales of Engbar for the twelve months ended December 31, 1997, were approximately $14 million.

     On October 1, 1998, Phoenix Corporation, a wholly-owned subsidiary of the Company, acquired Steel Bar Corporation ("Steel Bar"), a privately-held metals service center in Greensboro, North Carolina. Steel Bar's products include, primarily, carbon steel bars and tubing. Steel Bar's net sales for the twelve months ended December 31, 1997, were approximately $13 million.

     Also on October 1, 1998, the Company acquired American Metals Corporation ("American Metals"), based in West Sacramento, California, with additional service centers in Redding and Fresno, California. American Metals was previously owned by American Steel, L.L.C. ("American Steel"), in which the Company owns a 50% interest. American Metals' net sales for the nine month period ended September 30, 1998, were approximately $44 million, which include, primarily, sales of carbon steel plate, bars, structurals and sheet and aluminum and stainless steel sheet products.

     On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center with headquarters in Hayward, California (near San Francisco). Lusk Metals had net sales of approximately $30 million for the twelve months ended February 28, 1998, and processes and distributes primarily precision cut aluminum plate and aluminum sheet and extrusions.

     Effective July 1, 1998, the Company acquired 100% of the stock of Chatham Steel Corporation ("Chatham"), a privately-held metals service center company headquartered in Savannah, Georgia. Chatham has additional facilities in Columbia, South Carolina; Durham, North Carolina; Orlando, Florida; Jacksonville, Florida; and Birmingham, Alabama. Chatham's products include primarily carbon steel structurals, plate, pipe and tube, bars, sheet and coil and some stainless steel. Chatham's net sales for the year ended December 31, 1997, were approximately $166 million.

     On January 30, 1998, the Company acquired all of the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix Metals"). Phoenix Metals operates metals service centers specializing in non-ferrous products in Birmingham, Alabama; Norcross (Atlanta), Georgia; Tampa, Florida; and Charlotte, North Carolina. Phoenix Metals had net sales of approximately $130 million in the eleven months ended December 31, 1998.

     Also on January 30, 1998, the Company purchased the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("Durrett"). Durrett consists of one carbon steel metals service center located in Baltimore, Maryland. Durrett had revenues of approximately $52 million for the eleven months ended December 31, 1998.

     On December 1, 1997, Siskin Steel & Supply Company, Inc. ("Siskin"), a wholly-owned subsidiary of the Company, acquired 100% of the outstanding common stock of Georgia Steel Supply Company, Inc. ("Georgia Steel"), which operated one metals service center in Atlanta, Georgia. Georgia Steel processes and distributes primarily carbon steel products. Georgia Steel operated as a wholly-owned subsidiary of Siskin until January 1, 1999, when Georgia Steel was merged into Siskin. Georgia Steel now operates as a division of Siskin. Georgia Steel's net sales for the twelve months ended December 31, 1998 were approximately $24 million.

     On October 1, 1997, the Company acquired 100% of the outstanding common stock of Service Steel Aerospace Corp. ("SSA"), which operates metals service centers in Tacoma, Washington; North Canton, Ohio; and Long Beach, California. SSA specializes in stainless and alloy specialty steel products primarily for the aerospace industry. Net sales of SSA for the twelve months ended December 31, 1998, were approximately $57 million.

     On April 30, 1997, the Company acquired 100% of the outstanding capital stock of Amalco Metals, Inc. ("Amalco"). Amalco was a leading non-ferrous metals service center located in northern California, processing and distributing aluminum products primarily for the electronics industry. The Company combined the business of Amalco with one of Reliance's existing metals service centers upon completion of a new, enlarged, state-of-the-art facility in Union City, California, in 1998. Amalco operated as a wholly-owned subsidiary of the Company until its merger into the Company effective April 27, 1998.

     On April 2, 1997, the Company acquired 100% of the capital stock of AMI Metals, Inc. ("AMI"). AMI is headquartered in Brentwood, Tennessee, with additional operating facilities in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. During 1998, AMI opened a facility in Atlanta, Georgia, moving its Brentwood warehouse operations to this facility. AMI specializes in the processing and distribution of aluminum plate, sheet and bar products primarily for the aerospace industry. AMI's net sales were approximately $176 million for the twelve months ended December 31, 1998.

     Valex Corp. ("Valex"), a 97%-owned subsidiary of the Company that is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants, formed its first foreign subsidiary and opened an international distribution center in 1999 in Fuveau, France. This replaces Valex's international sales office which was maintained in Marseilles, France since 1996. Also in February 1999, Valex purchased certain of the assets of one of its leading domestic competitors, Advanced MicroFinish, Inc., which further strengthens Valex's dominant position in supplying the United States market for the semiconductor manufacturing industry.

     The Company's executive officers maintain financial controls and establish general policies and operating guidelines, while its division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial management style has enabled the Company to improve the productivity and profitability both of acquired businesses and of its own expanded operations. Successful division managers and other management personnel are awarded incentive compensation based in part on the profitability of their particular division or subsidiary and in part on the overall profitability of the Company.

     The Company seeks to increase its profitability through expansion of its existing operations and acquisitions of businesses that diversify or enhance the Company's customer base, product range and geographic coverage. The Company has developed an excellent reputation in the industry for its integrity and the quality and timeliness of its service to customers.

  CUSTOMERS

     Customers purchase from service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. The Company believes that metals service centers have also enjoyed an increasing share of total metal shipments because of the focus of the capital goods and related industries on just-in-time inventory management and materials management outsourcing and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.

     The Company has more than 50,000 customers. In 1998, only one customer accounted for more than 1% of the Company's sales, with sales to this one customer representing 5.1% of total Company sales. During 1998, more than 85% of the Company's orders were from repeat customers. Reliance's customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto after-market), aerospace and semiconductor manufacturing industries. The Company's metals service centers wrote and delivered over 1,350,000 orders from its customers, at an average price of approximately $1,000, during 1998. Most of the customers who purchase from the Company's various metals service centers are located within a 150-mile radius of the metals service centers; the proximity of the centers to the customers assists the Company in providing just-in-time delivery to its customers on its fleet of 419 owned or leased trucks. Moreover, Reliance's computerized order entry system and flexible production scheduling also enables the Company to meet customer requirements for short lead times and just-in-time delivery. Less than 3% of the Company's sales were to international customers in 1998. Valex has a network of distribution centers throughout the United States which provide quick and personal service to its customers, which the Company believes is unmatched by any of Valex's competitors. To provide support to the European market, Valex opened an international distribution center during 1999.

     The Company believes that its long-term relationships with many of its customers significantly contribute to the success of its business. Providing prompt and efficient services and quality products at a reasonable price is an important factor in maintaining these relationships.

     The Company's customers are subject to changes in demand based on, among other things, general economic conditions and industry capacity. Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn. Currently, the semiconductor manufacturing industry in which Valex's customers operate, which is highly cyclical in nature and subject to changes in demand based on, among other things, general economic conditions and industry capacity, has suffered a significant slowdown. This has also impacted the Company's other locations who service the Silicon Valley of California. However, this decline was offset by strong economies in the southeastern United States and Southern California during 1998. In addition, the aerospace industry experienced a significant improvement during 1997, which continued for most of 1998.

     Historically, the Company's largest market for its products has been California, representing 34% of the Company's 1998 sales, decreasing significantly from 45% of 1997 sales. This reduction was caused by the Company's growth outside of California, as total sales in California increased slightly in 1998 over 1997. Although California continues to be the largest market for the Company's products, the Company has expanded its facilities geographically as a result of strategic acquisitions and has increased its physical capabilities through capital expenditures to reduce the impact of any regional economic recession on the Company's operations.

  SUPPLIERS

     Reliance purchases its products from the major metals producers, both domestic and foreign, and has multiple suppliers for all of its product lines. The Company's major suppliers of domestic carbon steel products include California Steel Industries, Huntco Steel, Nucor Steel, Nucor Yamato and USS-POSCO Industries. Allegheny Ludlum Steel Corp., Latrobe Steel Company, Lukens, Inc. and North American Stainless supply stainless steel products. The Company is a recognized distributor for various major aluminum companies, including Aluminum Company of America ("Alcoa"), Alcan Aluminum Limited, Alumax Mill Products, Century Aluminum, Commonwealth Aluminum, Kaiser Aluminum, McCook Metals L.L.C. and Norandal USA. Although the Company has historically purchased the majority of its metals domestically, the amount of foreign steel purchases increased during 1998 due to favorable foreign pricing. There was a significant amount of steel exported to the United States during 1998, which caused reductions in steel costs in the United States. The Company's total volume of purchases generally enables it to purchase substantially all of its inventory at the best prices offered by the suppliers. The Company believes that it is not dependent on any one of its suppliers for metals and that its relationships with its suppliers are very strong. The Company has worked closely with its suppliers in order to become an important customer for each major supplier of the Company's metals for its core product lines.

  BACKLOG

     Because of the just-in-time delivery policy and the short lead time nature of its business, the Company does not believe the information on backlog of orders is material to an understanding of its metals service center business.

  PRODUCTS AND PROCESSING SERVICES

     The Company has reduced its dependence on any particular customer group or industry by processing a variety of metals. This diversification of product type and material has reduced the Company's exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries, as well as reducing its dependence on particular suppliers. At its metals service centers, the Company provides processing services, such as leveling, slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting and straightening, forming, pipe threading, welding, bending or electropolishing to each customer's specifications and delivers the products to manufacturers and other end users. For orders other than those requiring extensive or specialized processing, delivery to the customer generally occurs within 24 hours from receipt of the initial order. The Company's sales of its more than 70,000 products in 1998 comprised the following approximate percentages by commodity and product:

        - 19% heat treated aluminum plate, sheet and coil

        - 12% carbon steel structurals

        - 8% stainless steel plate, sheet and coil

        - 8% common alloy aluminum plate, sheet and coil

        - 8% carbon steel plate

        - 7% carbon steel tubing

        - 7% carbon steel bar

        - 7% galvanized steel sheet and coil

        - 7% stainless steel bar and tube

        - 6% aluminum bar and tube

        - 3% cold rolled steel sheet and coil

        - 3% hot rolled steel sheet and coil

        - 1% electropolished stainless steel tubing and fittings

        - 4% miscellaneous, such as brass and copper

     The Company maintains a wide variety of products in inventory. For the Company's largest product type (sheet and coil), the Company purchases coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .25 and .015 inches thick, and rolled into 3- to 20-ton coils. The size and weight of these coils require specialized equipment to move and process the coils into smaller sizes and various products. Few of the Company's customers have the capability of processing the metal into the desired products.

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

     Few metals service centers offer the full scope of processing services and metals that Reliance uses to produce the desired end products. Following are descriptions of the primary processing services performed by the Company:

        - Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

        - Slitting involves cutting metal to specified widths along the length of the coil.

        - Blanking cuts the metal into close tolerance, square or rectangular shapes.

        - Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, or laser burning for carbon and stainless steel plate and routing for aluminum plate.

        - Shearing cuts the metal into small precise pieces.

        - Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as
          0.003 of an inch.

        - Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

        - Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

        - Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

        - Forming involves bending and forming plate or sheet products into customer specified shapes and sizes with press brakes.

        - Pipe threading cuts threads around the circumference of the pipe.

        - Welding is the joining of two or more pieces of metal.

        - Bending is the forming of metals into various angles.

        - Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean, and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is now a required surface treatment process for all Ultra High-Purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

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

  MARKETING

     Reliance's more than 600 sales personnel are located in twenty-five states and France to provide marketing services throughout each of the geographic locations served. The sales personnel are organized by division or subsidiary among the Company's profit centers and are divided into two groups: those who travel throughout a specified geographic territory to maintain relationships with the Company's existing customers and to develop new customers ("outside sales personnel") and those who remain at the facilities to write and price orders ("inside sales personnel"). The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the respective profit center's gross profit, and the outside sales personnel generally receive incentive compensation based on gross profit from their respective geographic territories.

  50%-OWNED COMPANY

     On July 1, 1995, the Company acquired a 50% interest in and operational control of American Steel, L.L.C. ("American Steel"), the then newly-formed limited liability company. As part of the acquisition, the Company contributed cash, American Industries, Inc. ("Industries") contributed assets and each also contributed its 50% ownership in American Metals Corporation ("American Metals"), a joint venture established between the Company and Industries in 1993. The purchase agreement allows the Company to acquire the remaining 50% of American Steel at a future date. American Steel consisted of three metals service centers in the Pacific Northwest, including a facility in Canada which was sold in January 1997. These service centers were previously wholly-owned by Industries. This 50% investment in American Steel is accounted for by the equity method, whereby the Company includes 50% of American Steel's earnings in the Company's net income and earnings per share amounts. American Metals, which operates three metals service centers located in the Central Valley of California, was a wholly-owned subsidiary of American Steel until October 1, 1998, when the Company acquired 100% of the stock of American Metals.

  INDUSTRY AND MARKET CYCLES

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

     The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a significant period of growth from 1993 to 1996, this industry has experienced a significant slowdown which began in mid-1996. The aerospace industry experienced a significant improvement during 1997, which continued for most of 1998. But management does not expect such trend to continue due to overcapacity and lower demand in the aerospace industry. These industries are subject to changes in demand based on, among other things, general economic conditions and industry capacity.

     The Company's largest markets for its products are California and the southeast region of the United States. The Company has continued to expand its facilities geographically by strategic acquisitions and through capital expenditures to reduce the impact of any regional economic recession on the Company's operations.

  COMPETITION

     The metals distribution industry is highly fragmented and competitive. The Company has numerous competitors in each of its product lines and geographic locations, although competition is most frequently local or regional. Most of these competitors are smaller than the Company. Nonetheless, the Company faces strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than the Company. Based on an industry report, it is estimated that there were approximately 3,400 intermediate steel processors and metals service center facilities in the United States in 1998. The Company believes that it is one of the five largest service center companies in the United States. Competition is based on price, service, quality and availability of products. The Company maintains centralized relationships with its suppliers and a decentralized operational structure. The Company believes that this division of responsibility has increased its ability to obtain competitive prices of metals and to provide more responsive service to its customers. In addition, Reliance believes that the size of inventory it maintains, the different metals and products it has available and the wide variety of processing services it provides distinguish the Company from its competition.

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

     The Company established a program to obtain certification of its Reliance divisions and certain of its subsidiaries under the ISO 9002 internationally-accepted quality standard. ISO 9002 certification has been attained at all of these locations. The Company is currently evaluating its recently-acquired subsidiaries to determine if obtaining such certification would be beneficial for the business and operations of each specific subsidiary. Management believes this certification may provide access to additional customers and improve operating efficiencies.

  SYSTEMS

     The Company is in the process of converting its Reliance divisions and certain of its subsidiaries to the Stelplan manufacturing and distribution information system, which uses IBM RS6000 multi-processor based hardware. Nineteen of the twenty Reliance divisions, along with AMI, American Metals, SSA and American Steel have been fully converted to Stelplan. Conversion of the one remaining Reliance division, Durrett and Lusk Metals are scheduled to be completed during 1999. Stelplan is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan is a registered trademark of Planmatics Corp. Stelplan was developed specifically for the metals service center and processor industry. Stelplan also provides real time availability of information such as inventory availability, location and cost. Access to this information allows the Company's marketing and sales personnel to respond to the customer's needs more efficiently and more effectively and to provide quickly a product price. In addition, the Company has received a letter from Planmatics Corp. certifying that Stelplan is "Year 2000" compliant. The Company has performed in-house testing which confirmed the vendor's "Year 2000" certification. The Company, working with its respective software vendors, has adopted plans to make the minor modifications required with respect to those of its subsidiaries that are not converting to Stelplan before the Year 2000. These subsidiaries are currently in the testing or modification phase, with final testing and modifications expected to be completed by August 1999. Refer to Management's Discussion and Analysis section of this document for complete Year 2000 disclosure.

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

     Management believes that the Company is in material compliance with all applicable environmental laws and that the Company's products and processes do not present any unusual environmental concerns. The Company does not anticipate any material expenditures to meet environmental requirements. Some of the properties owned or leased by the Company are located in industrial areas, however, with histories of heavy industrial use. The location of these properties may result in the Company incurring environmental liabilities that arise from causes other than the operations of the Company, but the Company does not expect that any such liabilities will have a material adverse impact on the Company's results of operations, financial condition or liquidity. In addition, environmental audits are performed during the due diligence process for acquisitions, so that the Company does not assume any material environmental exposure as the result of an acquisition.

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

  EMPLOYEES

     As of March 1, 1999, the Company had a total of approximately 3,700 employees. Approximately 600 of these employees are covered by collective bargaining agreements, which expire at various times over the next five years. The Company has entered into collective bargaining agreements with fourteen different union locals at fourteen of its locations. The Company has not found that these collective bargaining agreements have had a material impact either favorably or unfavorably on the Company's revenues or profitability at its various locations. The Company has generally maintained excellent relations with its employees and has never experienced a significant work stoppage.

ITEM 2. PROPERTIES.

     The Company maintains 66 metals service center processing and distribution facilities (not including American Steel), in 22 states and France, plus its corporate headquarters. All of the Company's properties are in good or excellent condition and are adequate for its existing operations. These facilities generally operate at about 60% of capacity, with each division averaging slightly less than two shifts operating at full capacity for a five-day work week. Twenty-five of these facilities are leased. Siskin leases a portion of its facilities in Chattanooga, Tennessee, as does LBI in Rockford, Illinois and Chatham in Columbia, South Carolina. In addition, Durrett leases off-site space near its facility in Baltimore, Maryland. The leases are for terms expiring at various times through 2011 and have an aggregate monthly rent of approximately $350,000. The Company owns all other properties. In 1998, the Company relocated and combined the businesses of its Reliance Metalcenter in Santa Clara, California and Amalco Metals into its new, enlarged, state-of-the-art facility in Union City, California. The following table sets forth certain information with respect to each facility:

                           FACILITIES AND PLANT SIZE

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Alabama:
  Birmingham
     (Chatham)..............................................   137,000
     (Phoenix Metals).......................................    40,000
     (Siskin)...............................................   107,000

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Arizona:
  Phoenix
     (Bralco Metals)........................................    46,000
     (Reliance Metalcenter).................................   104,000
     (Tube Service).........................................    23,000
     (Valex)................................................     2,100*
California:
  El Cajon (Tube Service)...................................    18,000
  Fontana (AMI).............................................   103,000
  Fresno (American Metals)..................................    51,000*
  Hayward (Lusk Metals).....................................    47,000*
  La Mirada (Bralco Metals).................................   140,000
  Long Beach (SSA)..........................................     8,000*
  Los Angeles
     (Corporate Office).....................................    22,000
     (Reliance Steel Company)...............................   270,000*
  Milpitas (Tube Service)...................................    58,000
  National City (Reliance Metalcenter)......................    74,000
  Rancho Dominguez (CCC Steel)..............................   316,000
  Redding (American Metals).................................    42,000*
  Santa Clara (Valex).......................................     6,000*
  Santa Fe Springs
     (MetalCenter)..........................................   155,000
     (Tube Service).........................................    66,000
  Union City (Reliance Metalcenter).........................   145,000
  Ventura (Valex)...........................................    87,000
  West Sacramento (American Metals).........................   108,000*
Colorado:
  Colorado Springs (Reliance Metalcenter)...................    68,000
  Denver
     (Engbar)...............................................    36,000*
     (Tube Service).........................................    21,000*
Florida:
  Jacksonville (Chatham)....................................    34,000
  Orlando (Chatham).........................................   127,000
  Tampa (Phoenix Metals)....................................    32,000
Georgia:
  Atlanta (Georgia Steel)...................................    81,000
  Forest Park (AMI).........................................    41,000*
  Norcross (Phoenix Metals).................................   170,000
  Savannah (Chatham)........................................   178,000
Illinois:
  Rockford (LBI)............................................   387,000
  Rockford (LBI)............................................    30,000
  Rockford (LBI)............................................    10,000

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Kansas:
  Wichita
     (AMI)..................................................    35,000*
     (Reliance Metalcenter).................................    45,000*
Maryland:
  Baltimore (Durrett).......................................   260,000
Michigan:
  Wyoming (LBI).............................................    65,000
New Jersey:
  Swedesboro (AMI)..........................................    22,000*
New Mexico:
  Albuquerque
     (Reliance Metalcenter).................................    44,000
     (Reliance Steel Company)...............................    34,000
North Carolina:
  Charlotte (Phoenix Metals)................................    41,000*
  Durham (Chatham)..........................................   110,000
  Greensboro (Steel Bar)....................................    43,000*
Ohio:
  North Canton (SSA)........................................    20,000*
Oregon:
  Portland
     (Reliance Metalcenter).................................    44,000
     (Valex)................................................     8,000*
Pennsylvania:
  Allentown (Valex).........................................     5,000*
South Carolina:
  Columbia (Chatham)........................................    81,000
  Spartanburg (Siskin)......................................    96,000
Tennessee:
  Chattanooga (Siskin)......................................   439,000
  Nashville (Siskin)........................................   117,000
Texas:
  Arlington (Reliance Metalcenter)..........................   107,000
  Austin (Valex)............................................     8,000*
  Fort Worth (AMI)..........................................    75,000*
  San Antonio (Reliance Metalcenter)........................    77,000
Utah:
  Salt Lake City
     (Affiliated Metals)....................................    86,000
     (CCC Steel)............................................    51,000
     (Reliance Metalcenter).................................   105,000
Washington:
  Auburn (AMI)..............................................    27,000*
  Tacoma (SSA)..............................................    26,000*

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Wyoming:
  Casper (Reliance Metalcenter).............................    11,000*
International Distribution Center
  Fuveau, France (Valex)....................................     2,500*

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed for trading on the New York Stock Exchange and was first traded on September 16, 1994. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1998 and 1997. This information is based on closing composite selling prices reported by the New York Stock Exchange.

                                             1998                  1997
                                      ------------------    ------------------
                                       HIGH        LOW       HIGH*      LOW*
                                      -------    -------    -------    -------
First Quarter.......................  $38.500    $28.875    $23.167    $17.583
Second Quarter......................   40.875     36.125     26.250     19.583
Third Quarter.......................   38.000     28.750     32.625     25.625
Fourth Quarter......................   32.938     25.500     30.625     26.500

---------------
* Adjusted to reflect the 3:2 common stock split in June 1997.

     As of March 19, 1999, there were approximately 298 record owners of Reliance Common Stock.

     The Company has paid quarterly cash dividends on its Common Stock for approximately 39 years. In 1996, the Company paid regular quarterly cash dividends at the rate of $0.02 per share and paid a special annual dividend of $0.04 per share. In 1997, the Company paid quarterly dividends of $0.035 per share, resulting in quarterly dividends of $0.12 after the effect of the 3:2 common stock split in June 1997. The Company paid a special annual dividend of $0.05 per share in 1997. In 1998, the Company paid quarterly dividends of $.06 per share. The 1998 quarterly dividend was increased to include the annual special dividend paid in prior years in the quarterly dividend. From time to time, the Company has also paid stock dividends. Most recently, the Company effected a 3:2 stock split in the form of a 50% stock dividend in June 1997, which is reflected in the above dividend amounts.

     In February 1999, the Company announced that it had increased the regular quarterly dividend to $0.065 per share. At the present time, the Company intends to continue paying regular quarterly cash dividends, but the Board of Directors may reconsider or revise this policy from time to time based on conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as other factors the Board of Directors may deem relevant. It is likely that the Board of Directors will continue to declare and pay dividends in the future, provided that earnings are legally available for dividends, but the Board also intends to continue its present policy of retaining a portion of earnings for reinvestment in the operations of the Company and the expansion of its business. The Company can give no assurance, however, that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

     The private placement debt agreements for the unsecured senior notes contain covenants which, among other things, require the maintenance of a minimum net worth that may restrict the Company's ability to pay dividends. In addition, the syndicated line of credit agreement limits cash dividends payable by the Company to not more than 35% of the Company's net income for the immediately preceding fiscal year commencing in 1998 and not more than 25% thereafter. Since its initial public offering in September 1994, the Company has paid between 6% and 10% of its earnings to its shareholders as dividends.

     The following table sets forth certain information with respect to cash dividends paid by the Company during the past two fiscal years:

DATE OF DECLARATION      RECORD DATE      PAYMENT DATE       DIVIDENDS(1)
-------------------      -----------      ------------      ---------------
11/19/98.....             12/18/98           1/8/99         $.06 per share
8/27/98......               9/8/98          9/15/98         $.06 per share
5/20/98......               6/2/98          6/12/98         $.06 per share
2/23/98......              3/16/98           4/6/98         $.06 per share
11/21/97.....             12/19/97           1/9/98         $.035 per share
8/22/97......               9/2/97          9/10/97         $.035 per share
5/22/97......               6/5/97          6/12/97         $.023 per share
2/21/97......              3/14/97           4/4/97         $.023 per share
2/21/97......              3/14/97           4/4/97         $.047 per share

---------------
(1) Amounts have been restated to reflect the June 1997 3:2 common stock split.

ITEM 6. SELECTED FINANCIAL DATA.

     The Selected Consolidated Financial Data presented below should be read in connection with the accompanying Consolidated Financial Statements of the Company and the notes related thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                         1998          1997         1996         1995         1994
                                      ----------     --------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Net sales.........................  $1,352,807(1)  $961,518(1)  $653,975(1)  $561,341(1)  $446,866
  Cost of sales.....................   1,024,214      737,500      492,199      432,059      344,705
                                      ----------     --------     --------     --------     --------
  Gross profit......................     328,593      224,018      161,776      129,282      102,161
  Warehouse, delivery, selling,
    general and administrative
    expenses(2).....................     239,651      164,580      118,089       94,609       77,638
                                      ----------     --------     --------     --------     --------
  Income from operations............      88,942       59,438       43,687       34,673       24,523
  Other income (expense):
    Interest expense................     (17,585)     (10,861)      (3,940)      (1,595)      (2,120)
    Other income....................       3,042        3,611        4,464        2,318(3)     1,799(3)
  Equity in earnings of 50%-owned
    company and joint venture.......       5,873        5,798        5,340        3,199           48
                                      ----------     --------     --------     --------     --------
  Income before income taxes........      80,272       57,986       49,551       38,595       24,250
  Income taxes......................     (32,597)     (23,810)     (19,761)     (15,893)      (9,840)
                                      ----------     --------     --------     --------     --------
  Net income........................  $   47,675     $ 34,176     $ 29,790     $ 22,702     $ 14,410
                                      ==========     ========     ========     ========     ========
  Earnings per
    share -- diluted(4)(5)..........  $     2.53     $   2.15     $   1.90     $   1.45     $   1.14
  Earnings per
    share -- basic(4)(5)............  $     2.54     $   2.17     $   1.93     $   1.46     $   1.14
  Weighted average common shares
    outstanding -- diluted(4).......      18,870       15,875       15,680       15,591       12,624
  Weighted average common shares
    outstanding -- basic(4).........      18,768       15,736       15,460       15,520       12,597
Cash dividends per
  share -- diluted(4)...............  $      .24     $    .16     $    .12     $    .10     $    .10
Balance Sheet Data (December 31):
  Working capital...................  $  291,170     $213,252     $136,765     $100,731     $ 84,490
  Total assets......................     841,395      583,866      391,176      260,473      199,421
  Long-term debt....................     343,250      143,350      107,450       30,350        8,532
  Shareholders' equity..............     345,802      313,164      192,642      163,917      149,983

---------------
(1) Does not include consolidated revenues of $177.2 million, $183.7 million, $178.9 million and $86.4 million for American Steel, L.L.C. for the twelve months ended December 31, 1998, 1997 and 1996, and the period July 1 to December 31, 1995, respectively. This 50% investment is accounted for by the equity method, so the Company includes 50% of American Steel's earnings in the Company's net income and earnings per share amounts.

(2) Includes depreciation and amortization amounts.

(3) Includes income received from rental agreements with and services provided to Feralloy Reliance Company, L.P., a joint venture in which the Company owned a 50% interest, which was dissolved effective September 30, 1995.

(4) Amounts have been retroactively adjusted to reflect the June 1997 3:2 stock split.

(5) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Although the metals service center industry was faced with multiple challenges during 1998, the Company experienced record sales and earnings results, primarily due to the inclusion of sales and earnings of companies acquired by Reliance during 1998 and 1997. The Company experienced pricing pressures for most of its products during 1998; however, the Company was able to increase its gross margins during this period due to lower costs of those products and superior inventory turnover rates. The expanded product and geographic diversity obtained through recent acquisitions also contributed to the record results. In addition, the demand for heat treated aluminum by the aerospace industry, which allowed higher prices to be realized on sales of these products during 1997, continued through most of 1998. The Company believes its results have been less volatile to the economic trends affecting the industry because its operations are geographically diversified, it has a wide range of products, and its customer base and the industries to which it sells are highly diversified.

     Reliance's diversification and financial performance have benefited from several significant acquisitions during the reported periods, each of which has been immediately accretive to earnings. Additionally, the Company's successful efforts to continue to expand through strategic acquisitions and to increase its efficiencies and physical capacities through capital expenditure programs have enabled it to lessen the impact of regional economic recessions on the overall results of its operations. Management believes that the Company is positioned to take full advantage of improved economic environments, while at the same time it is poised to operate efficiently in less favorable economies because of its tight cost controls, high inventory turnover and diversification. Management does not anticipate the same rate of growth in revenues and net income in 1999 as in recent years, due to lower selling prices and costs of materials for most of its products, net of the impact of any acquisitions made during 1999.

RECENT DEVELOPMENTS

     The Company completed seven acquisitions during 1998, and has already completed its first acquisition in 1999. These acquisitions were financed by a secondary public equity offering completed in 1997, the private placement of $150 million of senior unsecured debt in November 1998 and borrowings under a syndicated bank line of credit.

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("LBI"), a privately-held metals service center company headquartered in Rockford, Illinois, for approximately $60 million in cash. This acquisition provided the Company an entry into a new market, the Midwest area of the United States. LBI provides primarily carbon steel products and has a metals service center facility and two metal fabrication facilities in Rockford, Illinois, as well as a service center in Wyoming (Grand Rapids), Michigan. LBI is operated as a wholly-owned subsidiary of the Company. LBI's 1998 sales were approximately $130 million.

     On October 5, 1998, the Company acquired Engbar Pipe & Steel Co. ("Engbar"), a privately-held metals service center company headquartered in Denver, Colorado. Engbar operates as a wholly-owned subsidiary of the Company. Engbar's products primarily include carbon steel bars, pipe and tubing. Net sales of Engbar for the twelve months ended December 31, 1997, were approximately $14 million.

     On October 1, 1998, the Company acquired Steel Bar Corporation ("Steel Bar"), a privately-held metals service center in Greensboro, North Carolina. Steel Bar operates as a wholly-owned subsidiary of Phoenix Corporation, which is a wholly-owned subsidiary of the Company. Steel Bar's products include, primarily, carbon steel bars and tubing. Steel Bar's net sales for the twelve months ended December 31, 1997, were approximately $13 million.

     Also on October 1, 1998, the Company acquired American Metals Corporation ("American Metals"), based in West Sacramento, California, with additional service centers in Redding and Fresno, California. American Metals was previously owned by American Steel, L.L.C. ("American Steel"), in which the Company owns a 50% interest. American Metals operates as a wholly-owned subsidiary of the Company. The Company will continue to account for its investment in American Steel using the equity method of accounting, which excludes American Metals effective October 1, 1998. American Metals' net sales for the nine month period ended September 30, 1998, were approximately $44 million, which include, primarily, sales of carbon steel plate, bars, structurals, sheet and aluminum and stainless steel sheet products.

     On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center with headquarters in Hayward, California (near San Francisco), for approximately $22 million in cash. Lusk Metals operates as a wholly-owned subsidiary of the Company. Lusk Metals had net sales of approximately $30 million for the twelve months ended February 28, 1998, and processes and distributes primarily precision cut aluminum plate and aluminum sheet and extrusions.

     Effective July 1, 1998, the Company acquired 100% of the stock of Chatham Steel Corporation ("Chatham"), a privately-held metals service center headquartered in Savannah, Georgia for approximately $68 million in cash. Chatham has additional facilities in Columbia, South Carolina; Durham, North Carolina; Orlando, Florida; Jacksonville, Florida; and Birmingham, Alabama. Chatham's products include primarily carbon steel structurals, plate, pipe and tube, bars, sheet and coil and some stainless steel. Chatham's net sales for the year ended December 31, 1997, were approximately $166 million.

     On January 30, 1998, the Company completed its acquisition of all the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix Metals"), a privately-held metals service center company located in Norcross (Atlanta), Georgia, for approximately $21 million in cash. Phoenix operates as a wholly-owned subsidiary of the Company and has facilities in Birmingham, Alabama; Tampa, Florida; and Charlotte, North Carolina; in addition to its headquarters in Atlanta. Phoenix Metals' products include primarily flat-rolled aluminum, stainless steel and coated steel. Phoenix Metals' revenues for the eleven months ended January 29, 1998, were approximately $120 million

     Also on January 30, 1998, the Company completed its acquisition of the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("Durrett"), a carbon steel metals service center, for approximately $30.5 million in cash. Durrett is located in Baltimore, Maryland, and operates as a wholly-owned subsidiary of the Company. Durrett-Sheppard Steel Co., L.L.C.'s revenues for the twelve months ended September 30, 1997, were approximately $47 million.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 1998 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                     1998                      1997                     1996
                            -----------------------    ---------------------    ---------------------
                                            % OF                     % OF                     % OF
                                $         NET SALES       $        NET SALES       $        NET SALES
                            ----------    ---------    --------    ---------    --------    ---------
Net sales.................  $1,352,807      100.0%     $961,518      100.0%     $653,975      100.0%
Gross profit..............     328,593       24.3       224,018       23.3       161,776       24.7
Operating expenses........     239,651       17.7       164,580       17.1       118,089       18.0
                            ----------      -----      --------      -----      --------      -----
Income from operations....  $   88,942        6.6%     $ 59,438        6.2%     $ 43,687        6.7%
                            ==========      =====      ========      =====      ========      =====
FIFO income from
  operations..............  $   84,303        6.2%     $ 61,380        6.4%     $ 38,436        5.9%
                            ==========      =====      ========      =====      ========      =====

     Substantially all inventories for the Company's metals service centers have been stated on the last-in, first-out ("LIFO") method. The Company uses the LIFO method of inventory valuation for these inventories because it results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of decreasing prices, which the Company experienced during 1998, LIFO accounting will cause reported income to be higher than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. A number of the Company's competitors use the FIFO method of inventory valuation. Had the Company valued its inventories on the FIFO method, FIFO income from operations would have been as indicated above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $391,289, or 40.7%, for the year 1998 compared to 1997, which reflects an increase in tons sold of 47.2% and a decrease in the average selling price per ton of 4.5%. The increase in sales volume during 1998 was primarily due to the inclusion of twelve months of sales from AMI Metals, Inc. ("AMI"), Service Steel Aerospace Corp. ("SSA"), and Georgia Steel Supply Company ("Georgia Steel"), which were acquired during 1997, along with sales from companies acquired in 1998, which include Phoenix Metals, acquired January 30, 1998; Durrett, acquired January 30, 1998; Chatham, acquired July 1, 1998; Lusk Metals, acquired September 18, 1998; American Metals, acquired October 1, 1998; Steel Bar, acquired October 1, 1998; and Engbar, acquired October 5, 1998 (collectively, the "Acquisitions"). The average selling price for 1998 decreased 4.5% from the 1997 average selling price due to lower selling prices based on lower costs of material for most of the Company's products, a shift in product mix and continued lower selling prices for electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry in 1998, as compared to 1997. As most of the companies acquired during 1998 sell primarily carbon steel products, which generally have a lower selling price than other products sold by the Company, the shift in product mix has contributed to lower selling prices. Also, because the selling prices of electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry are significantly higher than most other products sold by the Company, the reduced quantities of this product sold during 1998 resulted in a significant decline in the overall average selling price. Excluding sales of the Acquisitions, the Company reported a 0.7% increase in tons sold, which is primarily due to general economic improvements and an increased market share in the Company's market areas, especially in the southeastern United States market, and a 3.9% decrease in the average selling price from 1998 to 1997 primarily due to reduced selling prices of electropolished stainless steel tubing and fittings, as discussed above, and a greater shift toward carbon steel products.

     Included in other income for 1997 is a net gain of $1,008 realized on the sale of real property at the former Santa Clara, California location.

     Total gross profit increased $104,575, or 46.7%, compared to 1997, due mainly to the additional gross profit generated by the Acquisitions. Expressed as a percentage of sales, gross profit increased to 24.3% for

1998, compared to 23.3% in 1997. This increase was primarily due to costs of raw materials declining at a more rapid rate than selling prices for most of the Company's products during 1998, from 1997 levels. In addition, the Company's ability to turn its inventory faster than most of its competitors allowed the Company to maximize its gross margins. The significant decline in raw material costs during 1998, especially for carbon steel products in the fourth quarter of the year, contributed to the decrease in LIFO costs of $4,639. Although the costs of certain products declined in 1997, a net increase in LIFO costs of $1,942 was recorded in the 1997 period primarily due to significant increases in the costs and sales volume of heat treated aluminum products during 1997. On a FIFO basis, gross profit in 1998 was 23.9% of sales, compared to 23.5% in 1997. The FIFO gross profit remained relatively constant, with a slight increase due to lower costs of material and superior inventory turns during the 1998 period, as discussed above.

     Warehouse, delivery, selling, and general and administrative expenses increased $68,790, or 45.4%, for 1998 compared to 1997. These expenses represented 16.3% and 15.8% of sales in 1998 and 1997, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1998 period, which includes the sales and related operating expenses of the Acquisitions. The increase in expenses as a percentage of sales is primarily due to selling prices declining throughout 1998, while volume was increasing, and fixed costs remained constant.

     Depreciation and amortization expense increased 47.7% for 1998 compared to 1997. The increase is primarily due to the inclusion of depreciation expense and the amortization of goodwill related to the Acquisitions.

     Income from operations increased 49.6% from $59,438 in 1997 to $88,942 in 1998. The increase was mainly attributable to increased gross profit and the inclusion in 1998 of operating income from the Acquisitions.

     Interest expense increased $6,724 in 1998 compared to 1997 due to an increase in the average debt outstanding to fund the Acquisitions.

     The effective income tax rate of the Company decreased from 41.0% in 1997 to 40.6% in 1998, mainly due to the election of a tax treatment that allows the amortization of goodwill for certain of the Acquisitions.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $307,543, or 47.0%, for the year 1997 compared to 1996, which reflects an increase in tons sold of 51.9% and a decrease in the average selling price per ton of 2.7%. The increase in sales volume during 1997 was primarily due to the inclusion of sales from CCC Steel, Inc. ("CCC Steel"), which was acquired April 2, 1996; from Siskin Steel & Supply Company, Inc. ("Siskin"), which was acquired October 1, 1996; from AMI, which was acquired April 2, 1997; from Amalco Metals, Inc. ("Amalco"), which was acquired April 30, 1997, and merged into the Company in April 1998; from SSA, which was acquired October 1, 1997; and from Georgia Steel, which was acquired December 1, 1997 (collectively, the "1997 Acquisitions"). The average selling price for 1997 decreased 2.7% from the 1996 average selling price primarily due to, generally, a more competitive market and supply in excess of demand for the electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry. The selling prices of these products are significantly higher than most other products sold by the Company, resulting in a decline in the overall average selling price even though the quantities are a small percentage of the total. Excluding the sales of the 1997 Acquisitions, the Company reported a 9.8% increase in tons sold, which is primarily due to general economic improvements and an increased market share in the Company's market areas, and a 3.0% decrease in the average selling price from 1997 to 1996 primarily due to reduced selling prices of electropolished stainless steel tubing and fittings, as discussed above.

     Included in other income for 1997 is a net gain of $1,008 realized on the sale of real property at the former Santa Clara, California location. Included in 1996 is a net gain of $1,519 realized on the sale of real property near Los Angeles, California.

     Total gross profit increased $62,242, or 38.5%, compared to 1996, due to the additional gross profit generated by the 1997 Acquisitions. Expressed as a percentage of sales, gross profit decreased to 23.3% for 1997, compared to 24.7% in 1996. This decrease was primarily due to decreased selling prices of certain of the Company's raw materials during 1997, from 1996 levels. During 1996, the Company experienced declining raw material costs primarily for its common alloy aluminum and stainless steel products, resulting in a net decrease in LIFO costs of $5,251. Although stainless steel costs continued to decline in 1997, the Company experienced significant increases in the costs of heat treated aluminum products, along with increased sales of these products, resulting in a net increase in LIFO costs of $1,942 in 1997. On a FIFO basis, gross profit in 1997 was 23.5% of sales, compared to 23.9% in 1996. The FIFO gross profit remained relatively constant, with a slight decrease due to declining margins for electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry resulting from a more competitive sales environment and increased customer demand for certain lower margin products sold to the semiconductor manufacturing industry.

     Warehouse, delivery, selling, and general and administrative expenses increased $41,790, or 38.1%, for 1997 compared to 1996. These expenses represented 15.8% and 16.8% of sales in 1997 and 1996, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1997 period, which includes the sales and related operating expenses of the 1997 Acquisitions. The decrease in expenses as a percentage of sales is primarily due to a $1,000 charge included in 1996 related to the termination of the Company's pension plan, and due to the reductions in workforce and operating expenses at Valex Corp., a 97%-owned subsidiary of the Company, related to the slowdown in the semiconductor manufacturing industry.

     Depreciation and amortization expense increased 55.5% for 1997 compared to 1996. The increase is primarily due to the inclusion of depreciation expense and the amortization of goodwill related to the 1997 Acquisitions.

     Income from operations increased 36.1% from $43,687 in 1996 to $59,438 in 1997. The increase was mainly attributable to the inclusion in 1997 of operating income from the 1997 Acquisitions.

     Interest expense increased $6,921 in 1997 compared to 1996 due to an increase in the average debt outstanding to fund the 1997 Acquisitions.

     The effective income tax rate of the Company increased from 39.9% in 1996 to 41.0% in 1997, mainly due to the increased non-deductible amortization of goodwill from the 1997 Acquisitions.

     Earnings per share, on a diluted basis, for 1997 and 1996 of $2.15 and $1.90, respectively, includes $0.04 and $0.06 per share, respectively, attributable to the sale of real property in each of those periods.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     At December 31, 1998, working capital amounted to $291,170, compared to $213,252 at December 31, 1997. The increase in working capital is due to the working capital of companies acquired during 1998, and cash generated from operations. The ratio of current assets to current liabilities was 3.3:1 at the end of 1998 compared to 3.0:1 at the end of 1997. Current assets continue to increase, reflected principally in higher inventory and receivable levels due to the Acquisitions. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

     The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. Additionally, in October 1998, the Company entered into agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $150,000, which was funded in November 1998. The proceeds of the debt were used to refinance the borrowings under the Company's revolving credit facility made to fund acquisitions during 1998, and borrowings for general working capital purposes. The senior notes that were issued in the private placement have maturity dates ranging from 2005 to 2010, with an average life of 10.3 years, and bear interest at an average rate of 6.55% per annum.

     In 1997, the Company entered into a syndicated credit facility with a borrowing limit of $200,000 with an allowance to use up to $175,000 of the line of credit to make acquisitions. In the same transaction, the Company entered into an agreement that allows the Company to issue and have outstanding letters of credit in an amount not to exceed $10,000. Also during 1997, proceeds for private placements of debt of $65,000 and $75,000 were funded in September 1997 and January 1997, respectively.

     In November 1997, the Company issued 3,595,000 new shares of its Common Stock in a public equity offering, resulting in net proceeds of $93,908. The proceeds from this offering were used to pay down outstanding bank debt, including the debt incurred to fund the acquisition of SSA, and to fund the acquisition of Georgia Steel. At December 31, 1997, the balance of the proceeds was invested in high quality short-term investments (classified as cash equivalents), which, along with bank debt, was then used to fund the acquisitions of Durrett and Phoenix Metals on January 30, 1998.

     Such sources of liquidity, as discussed above, were sufficient to fund the Acquisitions. The purchase price of the acquisitions made in 1998 totaled approximately $160,000. See "Recent Developments" section for a complete discussion of the acquisitions made in 1998.

     Net capital expenditures, excluding acquisitions, were $23,671 for the 1998 year. The Company had no material commitments for capital expenditures as of December 31, 1998. The Company anticipates that the funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future. The purchase of LBI was funded with cash generated from operations and borrowings on the Company's line of credit.

     On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 4,000,000 shares. The Company has purchased a total of 1,781,550 shares of its Common Stock, at an average purchase price of $14.86 per share, as of December 31, 1998, all of which are being treated as authorized but unissued shares. The Company repurchased 430,800 of those shares during 1998, at an average purchase price of $25.79 per share. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

IMPACT OF YEAR 2000

     The Company does not anticipate that there would be a material impact on the results of operations or cash flows of the Company related to the Company's Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. As the Company consists of a chain of metals service centers which do not produce a date sensitive product or have highly automated operations, the primary Year 2000 exposure is related to the business applications software used by the Company to perform purchasing, inventory management, process-ing, production scheduling, sales order entry and invoicing, routing and shipping, and accounts payable and general ledger accounting. A majority of the Company's locations began converting to new business applications software and related hardware systems to obtain additional functionality in 1994. This conversion is substantially complete. This software has since been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. The testing performed by the Company has confirmed the vendor's certification. Additionally, certain of the subsidiaries acquired by the Company will be converted to this system during 1999, as their current systems are not considered to be Year 2000 compliant. At the Company's subsidiaries that are not being converted to this system, assessments of the existing systems have occurred, which indicated that certain subsidiaries require minor modifications to their existing software, while other subsidiaries are in the testing or modification phases. Any additional modifications or testing are expected to be completed by August 1999.

     With respect to other equipment used in the Company's operations, Year 2000 certifications are being obtained from vendors and testing is being performed, where practical. As the Company utilizes minimal date dependent processing and delivery equipment in its operations, management does not expect a material impact on the Company's operations due to the failure of other equipment in the Year 2000. The major business systems of the Company are not vulnerable to third parties' failure to remediate their own Year 2000 Issues, as the Company's interface with third parties, including customers and vendors, does not involve heavily automated computer dependent communications. The Company has estimated costs related to the Year 2000 Issue of approximately $1.5 million, with approximately $.75 million of these costs expected to be capitalized, as they relate primarily to purchases of software. As such, the Company does not anticipate a material impact on the results of operations or cash flows related to the Year 2000 Issue. The Company has not obtained independent verification to assure the reliability of the Year 2000 risk and cost estimates.

     The Company believes that with the conversions to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer system. In the event the remaining conversions and modifications are not made, or are not completed timely, the Year 2000 Issue is not expected to have a material impact on the operations of the Company, as the products sold by the Company and the processing and delivery equipment used are not date dependent, minimizing the impact of any Year 2000 Issues related to meeting customer requirements. In addition, in the worst case scenario, if the business applications software or other equipment fail due to Year 2000 issues, other locations of the Company can fulfill the customer requirements for any failed systems or equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's results of operations are affected by numerous external factors, such as general economic conditions, domestic and foreign competition, and steel pricing and availability. The Company is also exposed to changes in interest rates primarily from its long-term debt issued at a fixed rate. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current holdings of debt, the exposure to interest rate risk is not considered to be material. Fixed rate debt obligations currently issued by the Company are not callable until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         RELIANCE STEEL & ALUMINUM CO.

                          AUDITED FINANCIAL STATEMENTS

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   24
Consolidated Balance Sheets at December 31, 1998 and 1997...   25
Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996..........................   26
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997
  and 1996..................................................   27
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................   28
Notes to Consolidated Financial Statements..................   29

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly, in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Long Beach, California
February 9, 1999

                         RELIANCE STEEL & ALUMINUM CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  6,496    $ 34,047
  Accounts receivable, less allowance for doubtful accounts
     of $5,816 in 1998 and $4,343 in 1997...................   156,150     117,733
  Inventories...............................................   240,697     158,736
  Prepaid expenses and other current assets.................     4,071       2,472
  Deferred income taxes.....................................    12,899       9,086
                                                              --------    --------
Total current assets........................................   420,313     322,074
Property, plant and equipment, at cost:
  Land......................................................    31,202      26,348
  Buildings.................................................   125,051      95,424
  Machinery and equipment...................................   137,841     104,064
  Allowances for depreciation...............................   (81,013)    (64,872)
                                                              --------    --------
                                                               213,081     160,964
Investment in 50%-owned company.............................    24,942      28,760
Goodwill, net of accumulated amortization of $7,161 in 1998
  and $3,390 in 1997........................................   176,949      67,258
Other assets................................................     6,110       4,810
                                                              --------    --------
Total assets................................................  $841,395    $583,866
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 91,615    $ 82,947
  Accrued expenses..........................................    17,768       8,969
  Wages and related accruals................................    10,010       7,658
  Deferred income taxes.....................................     9,650       9,148
  Current maturities of long-term debt......................       100         100
                                                              --------    --------
Total current liabilities...................................   129,143     108,822
Long-term debt..............................................   343,250     143,350
Deferred income taxes.......................................    23,200      18,530
Commitments.................................................        --          --
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares -- 5,000,000
     None issued or outstanding.............................        --          --
  Common stock, no par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares 18,449,802 in 1998 and
      18,831,458 in 1997, stated capital....................   151,903     154,761
  Retained earnings.........................................   193,899     158,403
                                                              --------    --------
Total shareholders' equity..................................   345,802     313,164
                                                              --------    --------
Total liabilities and shareholders' equity..................  $841,395    $583,866
                                                              ========    ========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $ 1,352,807    $   961,518    $   653,975
Gain on sale of real estate.........................           --          1,008          1,519
Other income........................................        3,042          2,603          2,945
                                                      -----------    -----------    -----------
                                                        1,355,849        965,129        658,439
Costs and expenses:
  Cost of sales.....................................    1,024,214        737,500        492,199
  Warehouse, delivery, selling, administrative and
     general........................................      220,205        151,415        109,625
  Depreciation and amortization.....................       19,446         13,165          8,464
  Interest..........................................       17,585         10,861          3,940
                                                      -----------    -----------    -----------
                                                        1,281,450        912,941        614,228
                                                      -----------    -----------    -----------
Income before equity in earnings of 50%-owned
  company and income taxes..........................       74,399         52,188         44,211
Equity in earnings of 50%-owned company.............        5,873          5,798          5,340
                                                      -----------    -----------    -----------
Income before income taxes..........................       80,272         57,986         49,551
Income taxes........................................       32,597         23,810         19,761
                                                      -----------    -----------    -----------
Net income..........................................  $    47,675    $    34,176    $    29,790
                                                      ===========    ===========    ===========
Earnings per share -- diluted.......................  $      2.53    $      2.15    $      1.90
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- diluted......   18,870,125     15,874,684     15,679,963
                                                      ===========    ===========    ===========
Earnings per share -- basic.........................  $      2.54    $      2.17    $      1.93
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- basic........   18,768,367     15,736,241     15,460,009
                                                      ===========    ===========    ===========
Cash dividends declared.............................  $       .24    $       .16    $       .12
                                                      ===========    ===========    ===========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 COMMON STOCK
                                                            ----------------------    RETAINED
                                                              SHARES       AMOUNT     EARNINGS
                                                            ----------    --------    --------
Balance at January 1, 1996................................  15,408,460    $ 60,344    $103,573
  Net income for the year.................................          --          --      29,790
  Stock options exercised.................................      56,110         404          --
  Stock issued under incentive bonus plan.................      24,860         383          --
  Cash dividends -- $.12 per share........................          --          --      (1,852)
                                                            ----------    --------    --------
Balance at December 31, 1996..............................  15,489,430      61,131     131,511
  Net income for the year.................................          --          --      34,176
  Stock options exercised.................................      97,900         787       1,243
  Stock issued under incentive bonus plan.................      22,178         449          --
  Cash dividends -- $.16 per share........................          --          --      (2,605)
  Repurchase of stock.....................................    (373,050)     (1,514)     (5,922)
  Issuance of stock, net of offering costs of $371........   3,595,000      93,908          --
                                                            ----------    --------    --------
Balance at December 31, 1997..............................  18,831,458     154,761     158,403
  Net income for the year.................................          --          --      47,675
  Stock options exercised.................................      43,459         527          --
  Stock issued under incentive bonus plan.................       5,685         196          --
  Cash dividends -- $.24 per share........................          --          --      (4,502)
  Repurchase of stock.....................................    (430,800)     (3,581)     (7,677)
                                                            ----------    --------    --------
Balance at December 31, 1998..............................  18,449,802    $151,903    $193,899
                                                            ==========    ========    ========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
OPERATING ACTIVITIES
Net income..............................................  $  47,675    $  34,176    $  29,790
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     19,446       13,165        8,464
  Deferred taxes........................................       (199)       1,299        1,535
  Loss (gain) on sales of equipment.....................        345         (265)         459
  Net gain on sale of real estate.......................         --       (1,008)      (1,519)
  Equity in earnings of 50%-owned company...............     (5,644)      (5,109)      (4,823)
  Changes in operating assets and liabilities:
     Accounts receivable................................     15,187      (16,302)      16,445
     Inventories........................................     (3,256)         548       (6,687)
     Prepaid expenses and other assets..................     (3,497)       1,075        3,625
     Accounts payable and accrued expenses..............    (39,122)      12,179      (10,863)
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............     30,935       39,758       36,426

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment..............    (23,671)     (26,561)     (21,395)
Proceeds from sales of equipment........................      2,415        3,276        1,082
Acquisitions of metals service centers..................   (152,350)     (80,514)     (95,909)
Dividends received from 50%-owned company...............      1,200        5,307        1,426
                                                          ---------    ---------    ---------
Net cash used in investing activities...................   (172,406)     (98,492)    (114,796)

FINANCING ACTIVITIES
Proceeds from borrowings................................    363,000      256,000      105,273
Principal payments on long-term debt and short-term
  borrowings............................................   (234,043)    (250,380)     (43,035)
Dividends paid..........................................     (4,502)      (2,605)      (1,852)
Issuance of common stock................................        723       95,144          787
Exercise of stock options...............................         --        1,243           --
Repurchase of common stock..............................    (11,258)      (7,436)          --
                                                          ---------    ---------    ---------
Net cash provided by financing activities...............    113,920       91,966       61,173
                                                          ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents........    (27,551)      33,232      (17,197)
Cash and cash equivalents at beginning of year..........     34,047          815       18,012
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $   6,496    $  34,047    $     815
                                                          =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

     During 1997, certain assets of the Company were exchanged in non-monetary transactions. The asset values exchanged were approximately $1,900 and $1,200, respectively.

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include American Metals Corporation, AMI Metals, Inc., CCC Steel, Inc., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Engbar Pipe & Steel Co., Lusk Metals, Phoenix Corporation (including Steel Bar Corporation), Service Steel Aerospace Corp., and Siskin Steel & Supply Company, Inc. (including Georgia Steel Supply Company), and 97%-owned Valex Corp., on a consolidated basis ("the Company"). All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 50% investment in American Steel, L.L.C. on the equity method of accounting.

  Business

     The Company operates a metals service center network of 62 processing and distribution facilities (not including American Steel, L.L.C.) within 20 states, which provide value-added metals processing services and distribute a full line of more than 70,000 metal products.

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

                         RELIANCE STEEL & ALUMINUM CO.

  Depreciation and Amortization

     The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings......................................  31 1/2 years
Machinery and equipment........................  3 - 10 years

     Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized on a straight line basis over the period of expected benefit of 40 years. Covenants not to compete and other intangible assets are being amortized over the period of expected benefit, generally five years.

  Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment. Provisions are made currently for estimated returns.

  Stock-Based Compensation

     The Company grants stock options with an exercise price equal to the fair value of the stock at the date of grant. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), Accounting for Stock Issued to Employees and related interpretations. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.

  Impact of Recently Issued Accounting Standards

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There was no impact on the financial statements of the Company due to the adoption of Statement 130.

     Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, was also adopted on January 1, 1998, which requires the Company to report financial and descriptive information about its reportable operating segments. There was no impact on the Company's financial statements due to the adoption of Statement 131.

     Also effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement supersedes the disclosure requirements in Statements of Financial Accounting Standards 87, Employers' Accounting for Pensions, 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The objective of SFAS 132 is to improve and standardize disclosures regarding pensions and post-retirement benefits.

     In March 1998, Statement of Position (SOP) 98-1 was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over their estimated useful life. There will be no impact on the Company's earnings or financial position due to the adoption of SOP 98-1. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives there will be no impact on the Company's earnings or financial position once Statement 133 is adopted.

                         RELIANCE STEEL & ALUMINUM CO.

  Reclassifications

     Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

 2. ACQUISITIONS

     On October 5, 1998, the Company acquired 100% of the outstanding stock of Engbar Pipe & Steel Co. ("Engbar"), a privately-held metals service center company headquartered in Denver, Colorado. Engbar operates as a wholly-owned subsidiary of the Company. The purchase of Engbar was funded with borrowings under the Company's line of credit.

     On October 1, 1998, Phoenix Corporation, which is a wholly-owned subsidiary of the Company, acquired 100% of the outstanding stock of Steel Bar Corporation ("Steel Bar"), a privately-held metals service center in Greensboro, North Carolina. Steel Bar operates as a wholly-owned subsidiary of Phoenix Corporation. The purchase of Steel Bar was funded with borrowings under the Company's line of credit.

     Also effective October 1, 1998, American Steel, L.L.C. ("American Steel") distributed equally to its members, the Company and American Industries ("Industries"), 100% of the outstanding stock of its wholly-owned subsidiary, American Metals Corporation ("American Metals"). Simultaneously with the distribution, American Metals redeemed the stock owned by Industries for real property of approximately $6,670,000 and cash of $1,800,000. The real property is being leased back to Industries. American Metals is based in West Sacramento, California, with additional service centers in Redding and Fresno, California. American Metals operates as a wholly-owned subsidiary of the Company. The Company will continue to account for its investment in American Steel using the equity method of accounting.

     On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center with headquarters in Hayward, California (near San Francisco), for approximately $22,000,000 in cash. Lusk Metals is operating as a wholly-owned subsidiary of the Company. The purchase of Lusk Metals was funded with borrowings under the Company's line of credit.

     Effective July 1, 1998, the Company acquired 100% of the stock of Chatham Steel Corporation ("Chatham"), a privately-held metals service center company headquartered in Savannah, Georgia for approximately $68,000,000 in cash. Chatham has additional facilities in Columbia, South Carolina; Durham, North Carolina; Orlando, Florida; Jacksonville, Florida; and Birmingham, Alabama. Chatham is operating as a wholly-owned subsidiary of the Company. The purchase of Chatham was funded with borrowings under the Company's line of credit.

     On January 30, 1998, the Company acquired 100% of the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix Metals"), for approximately $21,000,000 in cash. Phoenix Metals is headquartered in Norcross (Atlanta), Georgia, with additional metals service centers in Birmingham, Alabama; Tampa, Florida; and Charlotte, North Carolina. Phoenix Metals is operating as a wholly-owned subsidiary of the Company. The purchase of Phoenix Metals was funded with a portion of the proceeds from the 1997 equity offering and borrowings under the Company's line of credit.

     Also on January 30, 1998, the Company purchased the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary, Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("Durrett"), for approximately $30,500,000 in cash. Durrett is a metals service center located in Baltimore, Maryland, which is operating as a wholly-owned subsidiary of the Company. This purchase was funded with a portion of the proceeds from the 1997 equity offering and borrowings under the Company's line of credit.

     Effective December 1, 1997, the Company purchased 100% of the outstanding common stock of Georgia Steel Supply Company ("Georgia Steel"), a privately-held metals service center in Atlanta, Georgia. This purchase was funded with a portion of the proceeds of a public equity offering issued in November 1997.

                         RELIANCE STEEL & ALUMINUM CO.

Georgia Steel operated as a wholly-owned subsidiary of Siskin Steel & Supply Company, Inc. ("Siskin"), until its merger into Siskin effective January 1, 1999.

     Effective October 1, 1997, the Company acquired 100% of the outstanding common stock of Service Steel Aerospace Corp. ("SSA") for approximately $26,000,000 in cash. SSA operates metals service centers in Tacoma, Washington; North Canton, Ohio; and Long Beach, California. SSA is operating as a wholly-owned subsidiary of the Company. The purchase of SSA was funded by drawing on the Company's line of credit, which was paid off with a portion of the proceeds from the public equity offering in November 1997.

     Effective April 30, 1997, the Company purchased 100% of the outstanding shares of Amalco Metals, Inc. ("Amalco"), a privately-held metals service center located in Union City, California. This purchase was funded by drawings on the Company's revolving line of credit, which was later replaced with the issuance of a private placement of debt. Amalco operated as a wholly-owned subsidiary of the Company until it was merged with Reliance in April 1998, and relocated to a new facility, combining operations with an existing Reliance operation.

     Effective April 2, 1997, the Company acquired 100% of the outstanding capital stock of AMI Metals, Inc. ("AMI") for $38,500,000 in cash. AMI operates metals service centers and is headquartered in Brentwood, Tennessee, with additional locations in Fontana, California; Wichita, Kansas; Fort Worth, Texas; Kent, Washington; and Swedesboro, New Jersey. In November 1998, AMI transferred its Brentwood warehouse operations to Forest Park (Atlanta), Georgia, with its corporate headquarters remaining in Brentwood. AMI operates as a wholly-owned subsidiary of the Company. The purchase of AMI was funded by drawings on the Company's revolving line of credit, which was later replaced with the issuance of a private placement of debt.

     Effective October 1, 1996, the Company purchased 100% of the outstanding capital stock of Siskin for $71,000,000 in cash. Siskin was a privately-held metals service center in the Southeastern United States, with locations in Chattanooga and Nashville, Tennessee; Spartanburg, South Carolina; and Birmingham, Alabama. Siskin operates as a wholly-owned subsidiary of the Company. The purchase of Siskin was funded by drawing $6,000,000 on the Company's revolving line of credit and issuing $65,000,000 of promissory notes. The promissory notes were redeemed on January 2, 1997, from the proceeds of a private placement of debt of $75,000,000.

     Effective April 3, 1996, the Company purchased 100% of the outstanding capital stock of CCC Steel, Inc. ("CCC Steel") for approximately $25,000,000 in cash. CCC Steel was a privately-held carbon steel service center, with facilities in Los Angeles, California, and Salt Lake City, Utah. CCC Steel operates as a wholly-owned subsidiary of the Company. The purchase was funded through the Company's revolving line of credit.

     These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $109,100,000 and $52,914,000, for the years ended December 31, 1998 and 1997, respectively. Related amortization expense amounted to approximately $3,454,000, $1,468,000 and $300,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                         RELIANCE STEEL & ALUMINUM CO.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each period after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 1998, 1997, or 1996, appropriately, or of any potential results which may occur in the future.

                                                   YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                              1998            1997           1996
                                          ------------    ------------    ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma (unaudited):
Net sales...............................   $1,539,102      $1,510,628      $946,523
Net income..............................       50,136          43,409        31,500
Earnings per share -- diluted...........   $     2.66      $     2.73      $   2.01
Earnings per share -- basic.............   $     2.67      $     2.76      $   2.04

 3. INVENTORIES

     Inventories of the Company have primarily been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 1998 and 1997, cost on the first-in, first-out ("FIFO") method exceeds the LIFO value of inventories by $24,774,000 and $27,254,000, respectively. Inventories of $41,011,000 and $27,231,000 at
December 31, 1998 and 1997, respectively, were stated on the FIFO method, which is not in excess of market.

 4. INVESTMENT IN 50%-OWNED COMPANY

     The Company maintains a 50% interest in the Membership Units of American Steel, which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington. In 1997, American Steel sold a metals service center in Vancouver, British Columbia. The Operating Agreement provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of Industries, or December 31, 2005. The price shall be the greater of Industries' current Capital Account or 50% of the fair market value of American Steel. The Operating Agreement gives the Company complete control over the assets and operations of American Steel. Additionally, until October 1, 1998, American Steel owned 100% of American Metals, which was previously a joint venture between the Company and Industries. As discussed in Note 2 to the consolidated financial statements, the Company now owns 100% of the stock of American Metals. Summarized financial information for American Steel, which

                         RELIANCE STEEL & ALUMINUM CO.

includes American Metals through September 30, 1998, accounted for by the equity method, is as follows as of and for the twelve months ended:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Current assets.........................................  $ 35,636    $ 54,982
Property, plant, and equipment and other assets........    35,625      46,840
Total assets...........................................    71,261     101,822
Current liabilities....................................     6,638      11,892
Long-term liabilities..................................    14,687       3,078
Net sales..............................................   177,153     183,717
Gross profit...........................................    44,624      46,846
Income before income taxes.............................    11,645      11,138
Net income.............................................    10,771       9,747

     The consolidated retained earnings of the Company includes the undistributed earnings of American Steel. The Company's share of undistributed earnings included in consolidated retained earnings amounted to $9,437,000 and $4,993,000 as of December 31, 1998 and 1997, respectively.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due
  October 22, 2002, interest at variable rates,
  weighted average rate of 5.8% during 1998............  $ 50,000    $     --
Senior unsecured notes due January 2, 2004 to January
  2, 2009, average interest rate 7.22%.................    75,000      75,000
Senior unsecured notes due January 2, 2002 to January
  2, 2008, average interest rate 7.02%.................    65,000      65,000
Senior unsecured notes due October 15, 2005 to October
  15, 2010, average interest rate 6.55%................   150,000          --
Variable Rate Demand Industrial Development Revenue
  Bonds, Series 1989 A, due July 1, 2014, with interest
  payable quarterly; average interest rate during 1998
  of 3.5%..............................................     3,350       3,450
                                                         --------    --------
                                                          343,350     143,450
Less amounts due within one year.......................      (100)       (100)
                                                         --------    --------
                                                         $343,250    $143,350
                                                         ========    ========

     During 1998, the Company issued $150,000,000 of senior unsecured notes in a private placement of debt. The proceeds were funded on November 3, 1998, and were used to pay off bank debt in connection with recent acquisitions. In October 1997, the Company entered into a syndicated credit agreement with five banks which increased the Company's borrowing limit on the revolving line of credit to $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The weighted average interest rates on the line of credit were 5.375% and 6.0% as of December 31, 1998 and 1997, respectively. In October 1997, the Company also entered into a credit agreement that allows the Company to issue and have outstanding up to $10,000,000 of letters of credit.

                         RELIANCE STEEL & ALUMINUM CO.

     The Company's long term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

     Interest paid during 1998, 1997, and 1996 amounted to $15,595,000, $12,079,000, and $2,550,000, respectively. The syndicated credit facility includes a commitment fee on the unused portion at an annual rate of 0.125%.

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

1999..............................  $    100
2000..............................       100
2001..............................       100
2002..............................    60,100
2003..............................       100
Thereafter........................   282,850
                                    --------
                                    $343,350
                                    ========

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

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses not currently deductible for tax.........  $  8,465    $  6,186
  Unicap....................................................     1,376         567
  Bad debt..................................................     1,876       1,647
  Goodwill..................................................     1,182         686
                                                              --------    --------
Total deferred tax assets...................................    12,899       9,086
                                                              --------    --------
Deferred tax liabilities:
  Tax over book depreciation................................   (16,074)    (11,311)
  Book basis in excess of tax basis on:
     Inventory acquired.....................................    (7,906)     (7,906)
     Property, plant and equipment acquired.................    (7,591)     (8,044)
  Other, net................................................    (1,279)       (417)
                                                              --------    --------
Total deferred tax liabilities..............................   (32,850)    (27,678)
                                                              --------    --------
Net deferred liabilities....................................  $(19,951)   $(18,592)
                                                              ========    ========

                         RELIANCE STEEL & ALUMINUM CO.

     Significant components of the provision for income taxes are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $27,004    $17,927    $14,598
  State.......................................    5,792      4,584      3,628
                                                -------    -------    -------
                                                 32,796     22,511     18,226
Deferred:
  Federal.....................................     (164)     1,269      1,232
  State.......................................      (35)        30        303
                                                -------    -------    -------
                                                   (199)     1,299      1,535
                                                -------    -------    -------
                                                $32,597    $23,810    $19,761
                                                =======    =======    =======

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1998     1997     1996
                                                         -----    -----    -----
Income tax at U.S. statutory tax rates.................  35.0%    35.0%    35.0%
State income tax, net of federal tax effect............   5.0      5.0      5.0
Other..................................................    .6      1.0      (.1)
                                                         ----     ----     ----
Effective tax rate.....................................  40.6%    41.0%    39.9%
                                                         ====     ====     ====

     Income tax payments during 1998, 1997, and 1996 were $34,760,000, $20,551,000 and $22,922,000, respectively.

 7. STOCK OPTION PLANS

     During 1989, the Company adopted a Non-Qualified Stock Option Plan that provided for the granting of options to key employees to purchase up to 630,000 shares of the Company's Common Stock at a price at least equal to the fair market value of the stock at the grant date. The Plan expired on December 31, 1993. No options were exercisable until after one year from the grant date, and in each of the following four years, 25% of the options became exercisable on a cumulative basis. Options were exercisable for a period of five years from the date of grant. All options outstanding under the 1989 Plan expired during 1997. During 1997 and 1996, options to purchase 81,776 and 56,110 shares, respectively, were exercised at $7.19 per share, and 6,300 and 4,725 options, respectively, expired under this plan.

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

                         RELIANCE STEEL & ALUMINUM CO.

     Transactions under the 1994 Plan are as follows:

                                                                WEIGHTED AVERAGE
                   STOCK OPTIONS                     SHARES      EXERCISE PRICE
                   -------------                     -------    ----------------
Outstanding at January 1, 1996.....................       --             --
  Granted..........................................  332,250         $12.17
  Exercised........................................       --             --
  Expired..........................................       --             --
                                                     -------         ------
Outstanding at December 31, 1996...................  332,250         $12.17
  Granted..........................................   82,500         $25.71
  Exercised........................................  (16,375)        $12.17
  Expired..........................................  (38,625)        $12.17
                                                     -------         ------
Outstanding at December 31, 1997...................  359,750         $15.27
  Granted..........................................  193,000         $32.77
  Exercised........................................  (43,250)        $12.17
  Expired..........................................  (19,750)        $13.68
                                                     -------         ------
Outstanding at December 31, 1998...................  489,750         $22.51
                                                     =======         ======

     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the "Directors Plan"). There are 200,000 shares of the Company's Common Stock reserved for issuance under the Directors Plan. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company to grant additional options to acquire the Company's Common Stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of the grant, unless specifically approved by the Board of Directors. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Options to acquire 5,000 shares were granted to each non-employee director upon approval of the Directors Plan on May 20, 1998. A total of 25,000 options were granted at an exercise price of $39.13 per share, all of which were outstanding as of December 31, 1998. No options under the Directors Plan were exercisable as of December 31, 1998. On January 20, 1999 and February 17, 1999, options to purchase 5,000 shares of the Company's Common Stock were granted at $27.875 and $27.06 per share, respectively, under the Directors Plan.

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 1998:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                  ---------------------------   ---------------------------------
                                                      WEIGHTED
                                                      AVERAGE        WEIGHTED                      WEIGHTED
                                    OUTSTANDING      REMAINING       AVERAGE    EXERCISABLE         AVERAGE
             RANGE OF                   AT        CONTRACTUAL LIFE   EXERCISE       AT          EXERCISE PRICE
          EXERCISE PRICE             12/31/98         IN YEARS        PRICE      12/31/98     OPTIONS EXERCISABLE
          --------------            -----------   ----------------   --------   -----------   -------------------
$12 - $19.........................    244,500           2.2           $12.97      115,125           $12.59
 29 -  30.........................    143,250           4.4           $29.61       13,063           $29.25
 35 -  40.........................    127,000           4.3           $36.14           --               --
                                      -------           ---           ------      -------           ------
$12 - $40.........................    514,750           3.3           $23.31      128,188           $14.29

                         RELIANCE STEEL & ALUMINUM CO.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
Pro forma:
     Net income...............................  $47,223     $33,803     $29,584
     Earnings per share:
          Diluted.............................  $  2.50     $  2.13     $  1.89
          Basic...............................  $  2.52     $  2.15     $  1.91

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                         1998    1997    1996
                                                         ----    ----    ----
Risk free interest rate................................  6.00%   6.00%   6.50%
Expected life in years.................................     4       4       4
Expected volatility....................................   .11     .37     .37
Expected dividend yield................................   .50%    .20%    .20%

 8. EMPLOYEE BENEFITS

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

     The net periodic pension costs for the plan were as follows for the year ended December 31, 1996 (in thousands):

Service costs -- benefits earned during the year....  $  308
Interest cost on projected benefit obligation.......     525
Actual return on assets.............................    (949)
Net amortization and deferral.......................     573
Curtailment/termination expense.....................   1,000
                                                      ------
                                                      $1,457
                                                      ======

                         RELIANCE STEEL & ALUMINUM CO.

     Various 401(k) and profit sharing plans were maintained by the Company and its subsidiaries. Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan will continue to allow each subsidiary's Board of Directors to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 1998.

     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides post-retirement benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board of Directors. Benefits are based upon the employees' earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. The SERP does not maintain its own plan assets, therefore plan assets and related disclosures have been omitted. A separate SERP plan exists for one of the companies acquired during 1998, which provides post-retirement benefits to its key employees.

     The net periodic pension cost for the plan was as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1998     1997     1996
                                                        -----    -----    -----
                                                            (IN THOUSANDS)
Service cost..........................................  $195     $142     $148
Interest cost.........................................   263      147      191
Recognized gains or (losses)..........................   (21)     (61)      --
Prior service cost recognized.........................   196      196      196
                                                        ----     ----     ----
                                                        $633     $424     $535
                                                        ====     ====     ====

                         RELIANCE STEEL & ALUMINUM CO.

     The following is a summary of the status of the funding of the SERP plan:

                                                        DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year.....  $ 2,247    $ 2,883    $ 2,544
  Benefit obligation from acquired company....    2,137         --         --
  Service cost................................      195        142        148
  Interest cost...............................      263        147        191
  Actuarial losses (gains)....................    1,005       (847)        --
  Benefits paid...............................      (83)       (78)        --
                                                -------    -------    -------
  Benefit obligation at end of year...........  $ 5,764    $ 2,247    $ 2,883
                                                =======    =======    =======
FUNDED STATUS
  Funded status of the plan (underfunded).....  $(5,764)   $(2,247)   $(2,883)
  Unrecognized net acturial losses (gains)....      240       (786)        --
  Unamortized prior service cost..............    1,957      2,152      2,348
                                                -------    -------    -------
  Net amount recognized.......................  $(3,567)   $  (881)   $  (535)
                                                =======    =======    =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION:
  Accrued benefit liability...................  $(3,713)   $(1,339)   $(1,884)
  Intangible asset............................      146        458      1,349
                                                -------    -------    -------
  Net amount recognized.......................  $(3,567)   $  (881)   $  (535)
                                                =======    =======    =======

     In determining the actuarial present value of projected benefit obligations for the Company's SERP, the assumptions were as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                          1998    1997    1996
                                                          ----    ----    ----
                                                             (IN THOUSANDS)
Weighted average assumptions
  Discount rate.........................................  6.5%    7.5%    7.5%
  Rate of compensation increase.........................  6.0%    6.0%    6.0%

     The Company's contribution expense for Company sponsored retirement plans were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Master 401(k) Plan...............................  $2,965    $  972    $  546
Employee Stock Ownership Plan....................     800       800       600
Supplemental Executive Retirement Plans..........     681       644       575
Pension Plan.....................................      --        --     1,457
                                                   ------    ------    ------
                                                   $4,446    $2,416    $3,178
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

                         RELIANCE STEEL & ALUMINUM CO.

     The Company has a "Key-Man Incentive Plan" (the "Incentive Plan") for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board of Directors. For 1998, 1997 and 1996, this incentive compensation bonus was payable 75% in cash and 25% in the Company's Common Stock, with the exception of the 1998 and 1997 bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $1,993,000, $1,797,000, and $1,763,000 under the Incentive Plan as of December 31, 1998, 1997, and 1996, respectively. In March 1998 and 1997, the Company issued 5,685 and 22,177 shares of Common Stock to employees under the incentive bonus plan for the years ended December 31, 1997 and 1996, respectively.

 9. SHAREHOLDERS' EQUITY

     In August 1998, the Board of Directors approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 4,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 1998, the Company had repurchased a total of 1,781,550 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $14.86 per share. During 1998, 430,800 shares were repurchased by the Company at an average price of $25.79 per share.

     In May 1998, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 100,000,000.

     In November 1997, the Company issued 3,595,000 new shares at an offering price of $27.625 per share in a secondary public offering. The proceeds of $93,908 (net of underwriter commissions and offering costs) were used to pay down bank debt, to fund the acquisition of Georgia Steel, and to fund a portion of the acquisitions of Durrett and Phoenix Metals.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2011. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1998 (in thousands):

1999...............................  $10,029
2000...............................    8,898
2001...............................    7,151
2002...............................    5,939
2003...............................    4,347
Thereafter.........................    8,670
                                     -------
                                     $45,034
                                     =======

     Total rental expense amounted to $7,563,000, $6,228,000, and $3,858,000 for 1998, 1997, and 1996, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

                         RELIANCE STEEL & ALUMINUM CO.

11. EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
Numerator:
  Net income..................................  $47,675     $34,176     $29,790
                                                =======     =======     =======
Denominator:
  Denominator for basic earnings per share --
     weighted average shares..................   18,768      15,736      15,460
                                                =======     =======     =======
Effect of dilutive securities:
  Employee stock options......................      102         139         220
                                                -------     -------     -------
Denominator for dilutive earnings per share --
  Adjusted weighted average shares and assumed
     conversions..............................   18,870      15,875      15,680
                                                =======     =======     =======
Earnings per share -- diluted.................  $  2.53     $  2.15     $  1.90
                                                =======     =======     =======
Earnings per share -- basic...................  $  2.54     $  2.17     $  1.93
                                                =======     =======     =======

     All weighted shares and per-share amounts have been adjusted for the 3:2 common stock split that occurred in June 1997. The computation of earnings per share for 1998 does not include 127,000 shares of stock options because their inclusion would have been anti-dilutive.

12. SUBSEQUENT EVENTS

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("LBI"), for approximately $60,000,000 in cash. LBI was a privately-held metals service center company with one full-line metals service center and two metals fabrication facilities in Rockford, Illinois, and a metals service center in Wyoming (Grand Rapids), Michigan. LBI operates as a wholly-owned subsidiary of the Company. The purchase of LBI was funded with cash generated from operations and borrowings on the Company's syndicated credit facility.

                         RELIANCE STEEL & ALUMINUM CO.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998, 1997 and 1996:

                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                              --------    --------    ------------    -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
  Net sales.................  $315,468    $326,184      $357,819       $353,336
  Cost of sales.............   241,722     248,390       271,486        262,616
  Net income................    11,759      12,504        11,938         11,474
  Earnings per share --
     diluted................       .62         .66           .63            .62
1997:
  Net sales.................  $201,591    $243,824      $254,236       $261,867
  Cost of sales.............   155,454     187,922       197,718        196,406
  Net income................     6,924       8,374         8,415         10,464
  Earnings per share --
     diluted................       .45         .55           .55            .60
1996:
  Net sales.................  $157,634    $164,628      $153,395       $178,318
  Cost of sales.............   120,585     125,506       115,767        130,341
  Net income................     7,844       7,766         6,973          7,207
  Earnings per
     share -- diluted.......       .51         .49           .45            .46

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the annual report and SEC Form 10-K. The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. All per share amounts have been adjusted for the June 1997 3:2 common stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The narrative and tabular information included under the caption "Management" on pages 5 through 6 and under the caption "Compliance with Section 16(a)" on page 17 of the Proxy Statement are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Financial Statements (Included in Item 8.)

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 1998 and 1997

        Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 1998, 1997 and 1996

     (2) Financial Statement Schedules

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

     (3) Exhibits

         3.01  Registrant's Restated Articles of Incorporation(1)
         3.02  Registrant's Amended and Restated Bylaws(1)
         3.03 Amendment to Registrant's Restated Articles of Incorporation dated May 20, 1998(6)
        10.01  Registrant's 1994 Incentive and Non-Qualified Stock Option
               Plan and the Forms of Agreements related thereto(1)
        10.02  Registrant's Form of Indemnification Agreement for officers and directors(1)
        10.03  Incentive Bonus Plans(1)
        10.04  Registrant's Supplemental Executive Retirement Plan dated
               January 1, 1996(3)
        10.05  Credit Agreement for the $200 Million Syndicated Credit
               Facility dated October 22, 1997(4)
        10.06  Amendment No. Two to Credit Agreement dated October 22,
               19997(5)
        10.07  Amendment No. Three to Credit Agreement dated October 22,
               1997(5)
        21.01  Subsidiaries of Registrant
        23.01  Consent of Ernst & Young LLP
        24.01  Power of Attorney(2)

---------------
        (1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

        (2) Set forth on pages 47 and 48 of this report.

        (3) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

        (4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

        (5) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

        (6) Incorporated by reference from Exhibits to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(b) Reports on Form 8-K

     Registrant filed a Report on Form 8-K dated January 30, 1998, reporting the acquisition of Phoenix Corporation and the purchase of the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary, Durrett-Sheppard Steel of Pennsylvania, Inc.

     Registrant filed a Report on Form 8-K dated July 1, 1998, reporting the acquisition of Chatham Steel Corporation.

                 RELIANCE STEEL & ALUMINUM CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
               -----------                  ----------   ----------   ----------   ----------    ----------
Year Ended December 31, 1996
  Reserve and allowances deducted from
     asset accounts.......................
  Allowance for uncollectible accounts....    $3,253       $  723       $  110       $1,187(1)     $2,899
Year Ended December 31, 1997
  Reserve and allowances deducted from
     asset accounts.......................
  Allowance for uncollectible accounts....    $2,899       $1,277       $  692       $  525(1)     $4,343
Year Ended December 31, 1998
  Reserve and allowances deducted from
     asset accounts.......................
  Allowance for uncollectible accounts....    $4,343       $2,206       $1,736       $2,469(1)     $5,816

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 29th day of March, 1999.

                                          RELIANCE STEEL & ALUMINUM CO.

                                          By:      /s/ DAVID H. HANNAH
                                            ------------------------------------
                                                      David H. Hannah
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint David H. Hannah and Gregg
J. Mollins, or either of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

                       SIGNATURES                                     TITLE                   DATE
                       ----------                                     -----                   ----
                  /s/ DAVID H. HANNAH                     President and Chief Executive  March 29, 1999
--------------------------------------------------------  Officer (Principal Executive
                    David H. Hannah                            Officer); Director

                  /s/ GREGG J. MOLLINS                    Executive Vice President and   March 29, 1999
--------------------------------------------------------    Chief Operating Officer;
                    Gregg J. Mollins                                Director

                 /s/ KARLA R. MCDOWELL                         Vice President and        March 29, 1999
--------------------------------------------------------     Chief Financial Officer
                   Karla R. McDowell                      (Principal Financial Officer;
                                                          Principal Accounting Officer)

                   /s/ JOE D. CRIDER                         Chairman of the Board;      March 29, 1999
--------------------------------------------------------            Director
                     Joe D. Crider

                  /s/ THOMAS W. GIMBEL                              Director             March 29, 1999
--------------------------------------------------------
                    Thomas W. Gimbel

                  /s/ DOUGLAS M. HAYES                              Director             March 29, 1999
--------------------------------------------------------
                    Douglas M. Hayes

                       SIGNATURES                                     TITLE                   DATE
                       ----------                                     -----                   ----
                  /s/ ROBERT HENIGSON                               Director             March 29, 1999
--------------------------------------------------------
                    Robert Henigson

                   /s/ KARL H. LORING                               Director             March 29, 1999
--------------------------------------------------------
                     Karl H. Loring

                  /s/ WILLIAM I. RUMER                              Director             March 29, 1999
--------------------------------------------------------
                    William I. Rumer

                  /s/ LESLIE A. WAITE                               Director             March 29, 1999
--------------------------------------------------------
                    Leslie A. Waite

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                             DESCRIPTION                               PAGE
    -------                            -----------                           ------------
      3.01     Registrant's Restated Articles of Incorporation(1)..........
      3.02     Registrant's Amended and Restated Bylaws(1).................
      3.03     Amendment to Registrant's Restated Articles of Incorporation
               dated May 20, 1998(6)
     10.01     Registrant's 1994 Incentive and Non-Qualified Stock Option
               Plan and the Forms of Agreements related thereto(1).........
     10.02     Registrant's Form of Indemnification Agreement for officers and directors(1)............................................
     10.03     Incentive Bonus Plan(1).....................................
     10.04     Registrant's Supplemental Executive Retirement Plan dated
               January 1, 1996(3)..........................................
     10.05     Credit Agreement for the $200 Million Syndicated Credit
               Facility Dated October 22, 1997(4)..........................
     10.06     Amendment No. Two to Credit Agreement dated October 22,
               1997(5).....................................................
     10.07     Amendment No. Three to Credit Agreement dated October 22,
               1997(5).....................................................
     21.01     Subsidiaries of Registrant..................................
     23.01     Consent of Ernst & Young LLP................................
     24.01     Power of Attorney(2)........................................

---------------
(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2) Set forth on pages 47 and 48 of this report.

(3) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

(4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

(5) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

(6) Incorporated by reference from Exhibits to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.