Form 10-Q
period 1999-03-31
RELIANCE STEEL & ALUMINUM CO
filed 1999-05-12
CIK 861884

                                                          FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission file number:  001-13122


                          RELIANCE STEEL & ALUMINUM CO.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            California                                       95-1142616
            ----------                                       ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                              2550 East 25th Street
                          Los Angeles, California 90058
                                 (323) 582-2272
          -------------------------------------------------------------
          (Address of principal executive offices and telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [X] No [ ]

        As of April 30, 1999, 18,470,160 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX


PART I -- FINANCIAL INFORMATION ............................................................ 1

        Consolidated Balance Sheets ........................................................ 1
        Consolidated Statements of Income (Unaudited) ...................................... 2
        Consolidated Statements of Cash Flows (Unaudited) .................................. 3
        Notes to Consolidated Financial Statements (Unaudited) ............................. 4


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................................. 7


PART II -- OTHER INFORMATION .............................................................. 11


SIGNATURES ................................................................................ 12

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)

                                                                                MARCH 31,             DECEMBER 31,
                                                                                 1999                     1998
                                                                               ---------               ---------
                                                                              (unaudited)                (Note)

ASSETS
Current assets:
  Cash and cash equivalents                                                    $   2,993               $   6,496
  Accounts receivable, less allowance for doubtful accounts
     of $6,750 at March 1999 and $5,816 at December 1998                         182,847                 156,150
  Inventories                                                                    238,776                 240,697
  Prepaid expenses and other current assets                                        4,474                   4,071
  Deferred income taxes                                                           13,878                  12,899
                                                                               ---------               ---------
Total current assets                                                             442,968                 420,313
Property, plant and equipment, at cost:
  Land                                                                            31,432                  31,202
  Buildings                                                                      130,693                 125,051
  Machinery and equipment                                                        144,078                 137,841
  Allowances for depreciation                                                    (85,195)                (81,013)
                                                                               ---------               ---------
                                                                                 221,008                 213,081
Investment in 50%-owned company                                                   20,713                  24,942
Goodwill, net of accumulated amortization of $8,521 at March 1999
  and $7,161 at December 1998                                                    212,189                 176,949
Other assets                                                                       9,667                   6,110
                                                                               ---------               ---------

Total assets                                                                   $ 906,545               $ 841,395
                                                                               =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  93,925               $  91,615
  Accrued expenses                                                                25,884                  17,768
  Wages and related accruals                                                       9,289                  10,010
  Income taxes payable                                                             7,241                      --
  Deferred income taxes                                                            9,650                   9,650
  Current maturities of long-term debt                                               100                     100
                                                                               ---------               ---------
Total current liabilities                                                        146,089                 129,143
Long-term debt                                                                   378,250                 343,250
Deferred income taxes                                                             23,200                  23,200
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                                     --                      --
  Common stock, no par value:
    Authorized shares - 100,000,000
       Issued and outstanding shares - 18,470,160 at
         March 1999 and 18,449,802 at December 1998,
         stated capital                                                          152,251                 151,903
  Retained earnings                                                              206,755                 193,899
                                                                               ---------               ---------
Total shareholders' equity                                                       359,006                 345,802
                                                                               ---------               ---------

Total liabilities and shareholders' equity                                     $ 906,545               $ 841,395
                                                                               =========               =========


See Notes to Consolidated Financial Statements.

NOTE: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)




                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                            ------------------------------------
                                                               1999                      1998
                                                            -----------              -----------
Net sales                                                   $   371,884              $   315,468
Gain from SERP benefit                                            2,341                       --
Other income                                                        867                    1,105
                                                            -----------              -----------
                                                                375,092                  316,573

Costs and expenses:
  Cost of sales                                                 278,489                  241,722
  Warehouse, delivery, selling, administrative
    and general                                                  62,461                   48,536
  Depreciation and amortization                                   5,967                    4,088
  Interest                                                        5,839                    3,346
                                                            -----------              -----------
                                                                352,756                  297,692

Income before equity in earnings of 50%-owned
   company and income taxes                                      22,336                   18,881

Equity in earnings of 50%-owned company                             898                    1,050
                                                            -----------              -----------

Income before income taxes                                       23,234                   19,931

Income taxes:
  Federal                                                         7,876                    6,976
  State                                                           1,301                    1,196
                                                            -----------              -----------
                                                                  9,177                    8,172
                                                            -----------              -----------

Net income                                                  $    14,057              $    11,759
                                                            ===========              ===========

Earnings per share - diluted                                $       .76              $       .62
                                                            ===========              ===========

Per share gain from SERP benefit - diluted                  $       .08              $       .00
                                                            ===========              ===========

Weighted average shares outstanding - diluted                18,531,000               19,021,000
                                                            ===========              ===========

Earnings per share - basic                                  $       .76              $       .62
                                                            ===========              ===========

Weighted average shares outstanding - basic                  18,459,000               18,842,000
                                                            ===========              ===========

Cash dividends per share                                    $      .065              $       .06
                                                            ===========              ===========

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                    1999                   1998
                                                                                  --------               --------
OPERATING  ACTIVITIES
Net income                                                                        $ 14,057               $ 11,759
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   5,967                  4,088
     Gain from SERP benefit                                                         (2,341)                    --
     Deferred income taxes                                                              20                     --
     Loss (gain) on sales of machinery and equipment                                    81                   (187)
     Equity in earnings of 50%-owned company                                          (898)                  (945)
     Changes in operating assets and liabilities:
         Accounts receivable                                                        (9,394)               (17,982)
         Inventories                                                                23,129                 (9,051)
         Prepaid expenses and other assets                                            (265)                   111
         Income taxes                                                                6,858                  4,487
         Accounts payable and accrued expenses                                        (977)                 8,832
                                                                                  --------               --------
Net cash provided by operating activities                                           36,237                  1,112
                                                                                  --------               --------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                          (4,926)                (5,721)
Proceeds from sales of property and equipment                                          101                    295
Acquisitions of metals service centers and asset purchases of
   metals service centers                                                          (70,508)               (51,288)
Dividends received from 50%-owned company                                            5,127                     --
                                                                                  --------               --------
Net cash used in investing activities                                              (70,206)               (56,714)
                                                                                  --------               --------

FINANCING ACTIVITIES
Proceeds from borrowings                                                            35,000                 56,000
Principal payments on long-term debt and short-term
    borrowings                                                                      (3,681)               (34,689)
Dividends paid                                                                      (1,201)                (1,131)
Issuance of common stock                                                               348                  1,435
                                                                                  --------               --------
Net cash provided by financing activities                                           30,466                 21,615
                                                                                  --------               --------

Decrease in cash                                                                    (3,503)               (33,987)

Cash and cash equivalents at beginning of period                                     6,496                 34,047
                                                                                  --------               --------

Cash and cash equivalents at end of period                                        $  2,993               $     60
                                                                                  ========               ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                                   $    912               $    364
Income taxes paid during the period                                                  1,997                  2,059

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. ACQUISITIONS

On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("LBI"), for approximately $60,000,000 in cash. LBI was a privately-held metals service center company with one full-line metals service center and two metals fabrication facilities in Rockford, Illinois, and a metals service center in Wyoming (Grand Rapids), Michigan. LBI operates as a wholly-owned subsidiary of the Company. The purchase of LBI was funded with cash generated from operations and borrowings on the Company's syndicated credit facility. This transaction has been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of LBI since the closing date. The financial statements reflect the preliminary allocation of the purchase price. The allocation of purchase price was based upon the preliminary fair values of the net assets purchased.

In February 1999, Valex Corp., a 97%-owned subsidiary of the Company, acquired certain assets of Advanced MicroFinish, Inc., which was a privately-held manufacturer of electropolished tubing and fittings. The assets and business of Advanced MicroFinish, Inc. were moved to Valex's headquarters and manufacturing facility in Ventura, California.

3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                          MARCH 31,              DECEMBER 31,
                                                                             1999                    1998
                                                                          ---------               ---------
                                                                                   (IN THOUSANDS)
Revolving line of credit ($200,000 limit) due October 22,
  2002, interest at variable rates, weighted average rate of
  5.4% during the three months ended March 31, 1999                       $  85,000               $  50,000
Senior unsecured notes due January 2, 2004 to January 2,
  2009, average interest rate 7.22%                                          75,000                  75,000
Senior unsecured notes due January 2, 2002 to January 2,
  2008, average interest rate 7.02%                                          65,000                  65,000
Senior unsecured notes due October 15, 2005 to October 15,
  2010, average interest rate 6.55%                                         150,000                 150,000
Variable Rate Demand Industrial Development Revenue
  Bonds, Series 1989 A, due July 1, 2014, with interest
  payable quarterly                                                           3,350                   3,350
                                                                          ---------               ---------
                                                                            378,350                 343,350
  Less amounts due within one year                                             (100)                   (100)
                                                                          =========               =========
                                                                          $ 378,250               $ 343,250
                                                                          =========               =========

During 1998, the Company issued $150,000,000 of senior unsecured notes in a private placement of debt. The proceeds were funded on November 3, 1998, and were used to pay off bank debt in connection with recent acquisitions. In October 1997, the Company entered into a syndicated credit agreement with five banks which increased the Company's borrowing limit on the revolving line of credit to $200,000,000. In October 1997, the Company also entered into a credit agreement that allows the Company to issue and have outstanding up to $10,000,000 in letters of credit.

The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

4.  GAIN FROM SERP BENEFIT

The Company recorded a net one-time gain of $2,341,000 due to life insurance proceeds related to the death of one of its executives in January 1999. The Company funds its Supplemental Executive Retirement Plan ("SERP") through the use of life insurance policies. This gain is net of the death benefit to be received by the deceased executive's beneficiary, under the terms of the SERP. The insurance proceeds are not taxable to the Company, and therefore, the Company's effective tax rate decreased due to the annualized effect of this non-taxable gain recorded.

5.  SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 4,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of March 31, 1999, the Company had repurchased a total of 1,781,550 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $14.86 per share. No shares were repurchased by the Company during the three month period ended March 31, 1999.

In March 1999, 7,224 shares of Common Stock were issued to division managers and officers of the Company under the 1998 Key-Man Incentive Plan.

                         RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month periods ended March 31, 1999 and March 31, 1998 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                                  1999                                  1998
                                       -----------------------------------------------------------------
                                                           % OF                                  % OF
                                           $             NET SALES               $             NET SALES
                                       -----------------------------------------------------------------
NET SALES                              $371,884            100.0%            $315,468            100.0%

GROSS PROFIT                             93,395             25.1               73,746             23.4


OPERATING EXPENSES                       62,461             16.8               48,536             15.4

DEPRECIATION EXPENSE                      4,385              1.2                3,268              1.0
                                       -----------------------------------------------------------------
INCOME FROM OPERATIONS                 $ 26,549              7.1%            $ 21,942              7.0%
                                       =================================================================

FIFO INCOME FROM OPERATIONS            $ 24,549              6.6%            $ 23,544              7.5%
                                       =================================================================

Substantially all inventories of the Company have been stated on the last-in, first-out ("LIFO") method. The Company uses the LIFO method of inventory valuation for these inventories because it generally results in a better matching of costs and revenues. Under the LIFO method, the effect of suppliers' price increases or decreases is reflected directly in the cost of goods sold. During periods of decreasing prices, which the Company is experiencing, LIFO accounting will cause reported income to be higher than would otherwise result from the use of the first-in, first-out ("FIFO") method of inventory valuation. A number of the Company's competitors use the FIFO method of inventory valuation. Had the Company valued its inventories on the FIFO method, FIFO income from operations would have been as indicated above.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $56,416, or 17.9%, compared to the first three months of 1998, which reflects an increase of 52.8% in tons sold and a decrease in the average sales price per ton of 22.9%. The increase in tons sold was primarily due to the inclusion of a full three months of the sales of Phoenix Corporation ("Phoenix Metals"), acquired January 30, 1998; and Durrett Sheppard Steel Co., Inc. ("Durrett"), acquired January 30, 1998; and the sales of Chatham Steel Corporation ("Chatham"), acquired July 1, 1998; Lusk Metals, acquired September 18, 1998; American Metals Corporation ("American Metals"), acquired October 1, 1998; Steel Bar Corporation ("Steel Bar"), acquired October 1, 1998; Engbar Pipe & Steel Co. ("Engbar"), acquired October 5, 1998; and Liebovich Bros., Inc. ("LBI"), acquired March 1, 1999 (collectively, the "Acquisitions") during the period ended March 31, 1999. The average selling prices decreased for the 1999 period due mainly to lower costs of materials and the change in product mix from the first three months of 1998. The change in product mix resulted due to the inclusion in 1999 of the net sales of the Acquisitions, which, except for Phoenix Metals and Lusk Metals, primarily sell carbon steel products. Carbon steel products generally have lower prices than non-ferrous products. Excluding the Acquisitions, the Company reported an increase of 1.7% in tons sold, with the average selling price per ton decreasing 13.6%. The decrease in average selling price is primarily due to lower costs of most of the Company's products during the 1999 period, as compared to the 1998 period.

The Company recorded a one-time net gain of $2,341 from a life insurance policy, which is not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP") during the three months ended March 31, 1999. The life insurance proceeds relate to the death of Steven S. Weis, formerly the Senior Vice President and Chief Financial Officer of the Company, in January 1999 and are net of the amount to be paid to his beneficiary under the terms of the SERP.

Total gross profit increased $19,649, or 26.6%, in the first three months of 1999 compared to the first three months of 1998, primarily due to the inclusion of the gross profit of the Acquisitions. Expressed as a percentage of sales, gross profit increased from 23.4% in 1998 to 25.1% in 1999. The improvement was primarily due to lower costs of materials for most of the Company's products. The Company's ability to turn its inventory allowed higher gross margins, as it was able to rapidly benefit from decreasing costs. The lower material costs in the 1999 period resulted in LIFO income of $2,000. On a FIFO basis, gross profit increased to 24.6% of sales for the first three months of 1999, from 23.9% for the first three months of 1998. This increase was mainly due to the lower material costs and ability to turn inventory discussed above.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $13,925, or 28.7%, in the first three months of 1999 compared to the corresponding period of 1998 and amounted to 16.8% and 15.4% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1999 period, which includes the sales and related expenses of the Acquisitions. The increase as a percent of sales is primarily due to the increased volume of products being sold at lower selling prices.

Depreciation and amortization expense increased 46.0% during the three months ended March 31, 1999 compared to the corresponding period of 1998. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased by $2,493 due to increased borrowings during the first three months of 1999 as compared to the corresponding period of 1998.

The effective income tax rate decreased to 39.5% for 1999, from 40.6% for the three month period ended March 31, 1998. The decreased rate is due to the annualized effect of the tax free life insurance gain recorded during the three months ended March 31, 1999, as discussed above.

Earnings per diluted share of $.76 for the three month period ended March 31, 1999 includes $.08 related to the tax free gain on the life insurance policy discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At March 31, 1999, working capital amounted to $296,879 compared to $291,170 at December 31, 1998. The slight increase was primarily due to the working capital of companies acquired in 1999, offset by a decrease in inventory resulting from lower material costs and higher sales levels in the first quarter of 1999. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

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

In 1997, the Company entered into a syndicated revolving credit facility with a borrowing limit of $200,000. In the same transaction, the Company entered into an agreement that allows the Company to issue and have outstanding letters of credit in an amount not to exceed $10,000. Also during 1997, proceeds for private placements of debt of $65,000 and $75,000 were funded in September 1997 and January 1997, respectively.

Cash provided by operations increased during the three month period ended March 31, 1999 as compared to the corresponding 1998 period, primarily due to inventory reductions. In addition, the cost of material on a per unit basis has decreased significantly for most products carried by the Company.

Net capital expenditures, excluding acquisitions, were $4,926 for the three months ended March 31, 1999. The Company had no material commitments for capital expenditures as of March 31, 1999. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 4,000,000 shares. No shares were repurchased by the Company during the three months ended March 31, 1999. The Company has purchased a total of 1,781,550 shares of its Common Stock, at an average purchase price of $14.86 per share, as of March 31, 1999, all of which are being treated as authorized but unissued shares. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

IMPACT OF YEAR 2000

The Company does not anticipate that there would be a material impact on the results of operations or cash flows of the Company related to the Company's Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. As the Company consists of a chain of metals service centers which do not produce a date sensitive product or have highly automated operations, the primary Year 2000 exposure is related to the business applications software used by the Company to perform purchasing, inventory management, processing, production scheduling, sales order entry and invoicing, routing and shipping, and accounts payable and general ledger accounting. A majority of the Company's locations began converting to new business applications software and related hardware systems to obtain additional functionality in 1994. This conversion is substantially complete. This software has since been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. The testing performed by the Company has confirmed the vendor's certification. Additionally, certain of the subsidiaries acquired by the Company will be converted to this system during 1999, as their current systems are not considered to be Year 2000 compliant. At the Company's subsidiaries that are not being converted to this system, assessments of the existing systems have occurred, which indicated that certain subsidiaries require minor modifications to their existing software, while other subsidiaries are in the testing or modification phases. Any additional modifications or testing are expected to be completed by August 1999.

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

The Company believes that with the conversions to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In the event the remaining conversions and modifications are not made, or are not completed timely, the Year 2000 Issue is not expected to have a material impact on the operations of the Company, as the products sold by the Company and the processing and delivery equipment used are not date dependent, minimizing the impact of any Year 2000 Issues related to meeting customer requirements. In addition, in the worst case scenario, if the business applications software or other equipment fail due to Year 2000 issues, other locations of the Company can fulfill the customer requirements for any failed systems or equipment.

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

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RELIANCE STEEL & ALUMINUM CO.



Dated:  May 12, 1999                        By:  /s/ David H. Hannah
                                               ---------------------------------
                                               David H. Hannah
                                               President and Chief Executive
                                               Officer



                                            By:  /s/ Karla R. McDowell
                                               ---------------------------------
                                               Karla R. McDowell
                                               Vice President and Chief
                                               Financial Officer