Form 10-Q
period 1999-06-30
RELIANCE STEEL & ALUMINUM CO
filed 1999-08-12
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


                                       OR


          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


                       Commission file number: 001-13122


                          RELIANCE STEEL & ALUMINUM CO.
             (Exact name of registrant as specified in its charter)


                     California                       95-1142616
           -------------------------------        -------------------
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


                               Yes [X]    No [ ]


         As of July 31, 1999, 18,514,776 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX



PART I -- FINANCIAL INFORMATION .................................................. 1

         Consolidated Balance Sheets ............................................. 1
         Consolidated Statements of Income (Unaudited) ........................... 2
         Consolidated Statements of Cash Flows (Unaudited) ....................... 4
         Notes to Consolidated Financial Statements (Unaudited) .................. 5


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ................................... 8


PART II -- OTHER INFORMATION .....................................................13


SIGNATURES .......................................................................14

                         PART I -- FINANCIAL INFORMATION

                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)



                                                                        JUNE 30,      DECEMBER 31,
                                                                          1999           1998
                                                                     ------------------------------
                                                                       (unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                            $   2,649       $   6,496
  Accounts receivable, less allowance for doubtful accounts
     of $7,282 at June 1999 and $5,816 at December 1998                  173,012         156,150
  Inventories                                                            221,435         240,697
  Prepaid expenses and other current assets                                3,230           4,071
  Deferred income taxes                                                   13,920          12,899
                                                                     ------------------------------
Total current assets                                                     414,246         420,313
Property, plant and equipment, at cost:
  Land                                                                    31,860          31,202
  Buildings                                                              131,442         125,051
  Machinery and equipment                                                147,013         137,841
  Allowances for depreciation                                            (89,678)        (81,013)
                                                                     ------------------------------
                                                                         220,637         213,081
Investment in 50%-owned company                                           18,824          24,942
Goodwill, net of accumulated amortization of $10,046 at June 1999
  and $7,161 at December 1998                                            212,705         176,949
Other assets                                                              11,433           6,110
                                                                     ------------------------------
Total assets                                                           $ 877,845       $ 841,395
                                                                     ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  84,786       $  91,615
  Accrued expenses                                                        22,818          17,768
  Wages and related accruals                                              11,143          10,010
  Deferred income taxes                                                    9,650           9,650
  Current maturities of long-term debt                                       150             100
                                                                     ------------------------------
Total current liabilities                                                128,547         129,143
Long-term debt                                                           353,700         343,250
Deferred income taxes                                                     23,200          23,200
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                             --              --
  Common stock, no par value:
    Authorized shares - 100,000,000
       Issued and outstanding shares - 18,514,776 at
         June 1999 and 18,449,802 at December 1998,
         stated capital                                                  152,875         151,903
  Retained earnings                                                      219,523         193,899
                                                                     ------------------------------
Total shareholders' equity                                               372,398         345,802
                                                                     ------------------------------

Total liabilities and shareholders' equity                             $ 877,845       $ 841,395
                                                                     ==============================



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

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)




                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                  -------------------------------
                                                        1999            1998
                                                  -------------------------------
Net sales                                           $   384,714      $   326,184
Other income                                                950              703
                                                  -------------------------------
                                                        385,664          326,887

Costs and expenses:
  Cost of sales                                         282,496          248,390
  Warehouse, delivery, selling, administrative
    and general                                          69,185           51,014
  Depreciation and amortization                           6,474            4,610
  Interest                                                6,071            3,321
                                                  -------------------------------
                                                        364,226          307,335

Income before equity in earnings of 50%-owned
   company and income taxes                              21,438           19,552

Equity in earnings of 50%-owned company                   1,137            1,641
                                                  -------------------------------

Income before income taxes                               22,575           21,193

Income taxes:
  Federal                                                 7,653            7,418
  State                                                   1,264            1,271
                                                  -------------------------------
                                                          8,917            8,689
                                                  -------------------------------

Net income                                          $    13,658      $    12,504
                                                  ===============================

Earnings per share - diluted                        $       .73      $       .66
                                                  ===============================

Weighted average shares outstanding - diluted        18,618,000       19,062,000
                                                  ===============================

Earnings per share - basic                          $       .74      $       .66
                                                  ===============================

Weighted average shares outstanding - basic          18,488,000       18,866,000
                                                  ===============================

Cash dividends per share                            $      .065      $       .06
                                                  ===============================

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)



                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                  --------------------------------
                                                        1999             1998
                                                  --------------------------------
Net sales                                           $   756,598      $   641,652
Gain from SERP benefit                                    2,341               --
Other income                                              1,817            1,808
                                                  --------------------------------
                                                        760,756          643,460

Costs and expenses:
  Cost of sales                                         560,985          490,112
  Warehouse, delivery, selling, administrative
    and general                                         131,646           99,550
  Depreciation and amortization                          12,441            8,698
  Interest                                               11,910            6,667
                                                  --------------------------------
                                                        716,982          605,027

Income before equity in earnings of 50%-owned
   company and income taxes                              43,774           38,433

Equity in earnings of 50%-owned company                   2,035            2,691
                                                  --------------------------------

Income before income taxes                               45,809           41,124

Income taxes:
  Federal                                                15,529           14,394
  State                                                   2,565            2,467
                                                  --------------------------------
                                                         18,094           16,861
                                                  --------------------------------

Net income                                          $    27,715      $    24,263
                                                  ================================

Earnings per share - diluted                        $      1.49      $      1.27
                                                  ================================

Per share gain from SERP benefit - diluted          $       .08      $       .00
                                                  ================================

Weighted average shares outstanding - diluted        18,563,000       19,032,000
                                                  ================================

Earnings per share - basic                          $      1.50      $      1.29
                                                  ================================

Weighted average shares outstanding - basic          18,473,000       18,854,000
                                                  ================================

Cash dividends per share                            $       .13      $       .12
                                                  ================================

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)



                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ---------------------------
                                                                            1999           1998
                                                                        ---------------------------
OPERATING  ACTIVITIES
Net income                                                                $ 27,715       $ 24,263
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          12,441          8,698
     Gain from SERP benefit                                                 (2,341)            --
     Deferred income taxes                                                     (22)           (64)
     Loss (gain) on sales of machinery and equipment                            22           (192)
     Equity in earnings of 50%-owned company                                (2,035)        (2,435)
     Changes in operating assets and liabilities:
         Accounts receivable                                                   441        (10,116)
         Inventories                                                        40,470        (10,250)
         Prepaid expenses and other assets                                  (4,066)           (87)
         Accounts payable and accrued expenses                             (10,654)        (7,336)
                                                                        ---------------------------
Net cash provided by operating activities                                   61,971          2,451
                                                                        ---------------------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                  (9,393)       (11,876)
Proceeds from sales of property and equipment                                  227            350
Acquisitions of metals service centers and asset purchases of
   metals service centers                                                  (70,508)       (51,252)
Dividends received from 50%-owned company                                    8,154            500
                                                                        ---------------------------
Net cash used in investing activities                                      (71,520)       (62,278)
                                                                        ---------------------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                    50,500         68,000
Principal payments on long-term debt and short-term
    borrowings                                                             (43,681)       (40,543)
Dividends paid                                                              (2,402)        (2,263)
Issuance of common stock                                                     1,285            586
                                                                        ---------------------------
Net cash provided by financing activities                                    5,702         25,780
                                                                        ---------------------------

Decrease in cash                                                            (3,847)       (34,018)

Cash and cash equivalents at beginning of period                             6,496         34,047
                                                                        ---------------------------

Cash and cash equivalents at end of period                                $  2,649       $     29
                                                                        ===========================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                           $ 11,540       $  6,289
Income taxes paid during the period                                         18,672         18,325

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 1999



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Reliance Steel & Aluminum Co. Form 10-K.

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

3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                     ---------       ---------
                                                                                          (IN THOUSANDS)
           Revolving line of credit ($200,000 limit) due October 22, 2002, interest at variable rates, weighted average rate of
             5.4% during the six months ended June 30, 1999                          $  60,500       $  50,000

           Senior unsecured notes due January 2, 2004 to January 2,
             2009, average interest rate 7.22%                                          75,000          75,000

           Senior unsecured notes due January 2, 2002 to January 2,
             2008, average interest rate 7.02%                                          65,000          65,000

           Senior unsecured notes due October 15, 2005 to October 15,
             2010, average interest rate 6.55%                                         150,000         150,000

           Variable Rate Demand Industrial Development Revenue Bonds, Series
             1989 A, due July 1, 2014, with interest payable quarterly, average rate of 2.9% during the six
             months ended June 30, 1999                                                  3,350           3,350
                                                                                     ---------       ---------
                                                                                       353,850         343,350
             Less amounts due within one year                                             (150)           (100)
                                                                                     ---------       ---------
                                                                                     $ 353,700       $ 343,250
                                                                                     =========       =========

During 1998, the Company issued $150,000,000 of senior unsecured notes in a private placement of debt. The proceeds were funded on November 3, 1998, and were used to pay off bank debt in connection with recent acquisitions. In October 1997, the Company entered into a syndicated credit agreement with five banks which increased the Company's borrowing limit on its unsecured revolving line of credit to $200,000,000. In October 1997, the Company also entered into a credit agreement that allows it to issue and have outstanding up to $10,000,000 in letters of credit.

The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

4.  GAIN FROM SERP BENEFIT

The Company recorded a net one-time gain of $2,341,000 due to life insurance proceeds related to the death of one of its executives in January 1999. The Company funds its Supplemental Executive Retirement Plan ("SERP") through the use of life insurance policies. This gain is net of the death benefit to be received by the deceased executive's beneficiary, under the terms of the SERP. The insurance proceeds are not taxable to the Company, and therefore, the Company's effective tax rate decreased due to the annualized effect of this non-taxable gain.

5.  SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 4,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of June 30, 1999, the Company had repurchased a total of 1,781,550 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $14.86 per share. No shares were repurchased by the Company during the six month period ended June 30, 1999.

In March 1999, 7,224 shares of Common Stock were issued to division managers and officers of the Company under the 1998 Key-Man Incentive Plan.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month and six month periods ended June 30, 1999 and June 30, 1998 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                        THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                           --------------------------------------------------   --------------------------------------------------
                                       1999                   1998                      1999                      1998
                           --------------------------------------------------   --------------------------------------------------
                                              % OF                     % OF                      % OF                      % OF
                               $           NET SALES     $          NET SALES      $          NET SALES      $          NET SALES
                           -------------------------------------------------------------------------------------------------------
NET SALES.................  $384,714        100.0%    $326,184        100.0%    $756,598        100.0%    $641,652        100.0%

GROSS PROFIT..............   102,217         26.6       77,794         23.9      195,612         25.9      151,540         23.6

OPERATING EXPENSES........    69,185         18.0       51,014         15.6      131,646         17.4       99,550         15.5

DEPRECIATION EXPENSE......     4,769          1.2        3,556          1.1        9,154          1.2        6,824          1.1
                           -------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS....  $ 28,263          7.4%    $ 23,224          7.1%    $ 54,812          7.2%    $ 45,166          7.0%
                           =======================================================================================================

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $58,530, or 17.9%, for the three months ended June 30, 1999 compared to the same three months of 1998, which reflects an increase of 55.7% in tons sold and a decrease in the average sales price per ton of 25.8%. The increase in tons sold was primarily due to the inclusion of the sales of Chatham Steel Corporation ("Chatham"), acquired July 1, 1998; Lusk Metals, acquired September 18, 1998; American Metals Corporation ("American Metals"), acquired October 1, 1998; Steel Bar Corporation ("Steel Bar"), acquired October 1, 1998; Engbar Pipe & Steel Co. ("Engbar"), acquired October 5, 1998; and Liebovich Bros., Inc. ("LBI"), acquired March 1, 1999 (collectively, the "Acquisitions") during the three month period ended June 30, 1999. However, the increase from the Acquisitions was offset, in part, by a decline in sales to the aerospace industry during the 1999 period, as compared to the 1998 period. The average selling prices decreased for the 1999 period due mainly to lower costs of materials and the change in product mix from the same three month period of 1998. The change in product mix resulted primarily due to the inclusion in 1999 of the net sales of the Acquisitions, which, except for Lusk Metals, primarily sell carbon steel products. This has caused carbon steel products to represent a larger percentage of the Company's product mix. As carbon steel products generally have lower prices than non-ferrous products, this contributed to the decline in average selling prices. In addition, the decline in sales to the aerospace industry also contributed to the decline, as the products sold to this market generally have higher selling prices than most other products sold by the Company. Both sales volume and pricing to the aerospace industry have decreased in the 1999 period as compared to the same period of 1998. Excluding the Acquisitions, the Company reported an increase of 3.9% in tons sold, with the average selling price per ton decreasing 18.3%. The increase in tons sold was due to general overall improvement in the market areas served by the Company, with the exception of the aerospace market. The decrease in average selling price is primarily due to lower costs of most of the Company's products during the 1999 period, as compared to the 1998 period.

Total gross profit increased $24,423, or 31.4%, in the three months ended June 30, 1999 compared to the same three months of 1998, primarily due to the inclusion of the gross profit of the Acquisitions. Expressed as a percentage of sales, gross profit increased from 23.9% in 1998 to 26.6% in 1999. The improvement as a percentage of sales was primarily due to certain of the companies comprising the Acquisitions achieving higher gross profit margins than the Company has historically achieved on a consolidated basis. In addition, the lower costs of materials for most of the Company's products allowed for increased gross margins as a percentage of sales due to the Company's efforts to manage margins and deliver a high level of customer service.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $18,171, or 35.6%, in the three month period ended June 30, 1999 compared to the corresponding period of 1998 and amounted to 18.0% and 15.6% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1999 period, which includes the sales and related expenses of the Acquisitions. The increase as a percent of sales is primarily due to the increased volume of products being sold at lower selling prices and due to certain of the companies comprising the Acquisitions operating at higher expense levels than the Company has historically operated at on a consolidated basis. These are the same companies that are achieving higher gross profit margins. These higher gross margin levels are achieved due to providing specialized services, which typically result in increased operating expenses.

Depreciation and amortization expense increased 40.4% during the three months ended June 30, 1999 compared to the corresponding period of 1998. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased by $2,750 due to increased borrowings during the three months ended June 30, 1999 as compared to the corresponding period of 1998. The increased borrowings were generally due to funds used for acquisitions in the third and fourth quarters of 1998 and the first quarter of 1999.

The effective income tax rate decreased to 39.5% from 40.6% for the three month periods ended June 30, 1999 and 1998, respectively. The decreased rate is due to the annualized effect of the tax free life insurance gain recorded during the three months ended March 31, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $114,946, or 17.9%, compared to the first six months of 1998, which reflects an increase of 54.3% in tons sold and a decrease in the average sales price per ton of 24.4%. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions during the six months ended June 30, 1999. During the 1999 period, sales to the aerospace industry decreased from their 1998 levels, offsetting, in part, the increase from the Acquisitions. The average selling prices decreased for the 1999 period due mainly to lower costs of materials and the change in product mix from the first six months of 1998. The change in product mix resulted due to the majority of the Acquisitions selling primarily carbon steel products. As carbon steel products generally have lower selling prices than non-ferrous products, selling a higher percentage of carbon steel products causes the average selling price to decline. In addition, sales of higher priced heat treated aluminum products to the aerospace industry declined in the 1999 period in both volume and price from the 1998 period. Excluding the Acquisitions, the Company reported an increase of 2.8% in tons sold, with the average selling price per ton decreasing 15.9%. The decrease in average selling price was primarily due to lower costs of most of the Company's products during the 1999 period, as compared to the 1998 period, and due to the decrease in sales to the aerospace industry, discussed above.

The Company recorded a one-time net gain of $2,341 from a life insurance policy, which is not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP") during the six months ended June 30, 1999. The life insurance proceeds relate to the death of Steven S. Weis, formerly the Senior Vice President and Chief Financial Officer of the Company, in January 1999 and are net of the amount to be paid to his beneficiary under the terms of the SERP.

Total gross profit increased $44,072, or 29.1%, in the first six months of 1999 compared to the first six months of 1998, primarily due to the inclusion of the gross profit of the Acquisitions. As a percentage of sales, gross profit increased to 25.9% in the 1999 year to date period, from 23.6% in the 1998 period. The gross profit margins improved primarily due to the Acquisitions consisting of certain companies which operate at higher gross margin levels than the gross margin level that has typically been attained by the Company on a consolidated level. These companies are able to achieve higher gross profit margins generally due to providing specific customer segments with specialized services. In addition, gross profit margins excluding the Acquisitions have generally improved, excluding sales to the aerospace market, due to lower costs for most products sold by the Company during the 1999 period along with the Company's efforts to manage margins and provide a high level of service.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $32,096, or 32.2%, in the first six months of 1999 compared to the corresponding period of 1998 and amounted to 17.4% and 15.5% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1999 period, which includes the sales and related expenses of the Acquisitions. The increase as a percent of sales is primarily due to the increased volume of products being sold at lower selling prices. In addition, certain companies included in the Acquisitions operate at higher expense levels than the Company has historically operated at on a consolidated basis. The companies operating at these higher expense levels are also generating higher gross margins due to their specialized services.

Depreciation and amortization expense increased 43.0% during the six months ended June 30, 1999 compared to the corresponding period of 1998. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased 78.6% due to increased borrowings during the first six months of 1999 as compared to the corresponding period of 1998. The additional borrowings were used to fund the Acquisitions.

The effective income tax rate decreased to 39.5% for 1999, from 40.6% for the six month period ended June 30, 1998. The decreased rate is due to the annualized effect of the tax free life insurance gain recorded during the six months ended June 30, 1999.

Earnings per diluted share of $1.49 for the six month period ended June 30, 1999 includes $.08 related to the tax free gain on the life insurance policy discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At June 30, 1999, working capital amounted to $285,699 compared to $291,170 at December 31, 1998. The decrease, which includes the additional working capital of companies acquired in 1999, was primarily due to a decrease in inventory of $40,470 resulting from efforts by the Company to improve inventory turnover in the first six months of 1999. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

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

In 1997, the Company entered into a syndicated unsecured revolving credit facility with a borrowing limit of $200,000. In the same transaction, the Company entered into an agreement that allows it to issue and have outstanding letters of credit in an amount not to exceed $10,000. Also during 1997, private placements of debt for $65,000 and $75,000 were funded in September 1997 and January 1997, respectively.

Cash provided by operations increased significantly during the six month period ended June 30, 1999 as compared to the corresponding 1998 period, primarily due to inventory reductions. Due to the Company's efforts to control inventory costs, inventory levels have declined at most of the Company's locations during the first six months of 1999 compared to 1998. In addition, during the 1998 period certain products were on allocation from the mills, causing higher levels of such products to be carried in inventory during that time.

Net capital expenditures, excluding acquisitions, were $9,393 for the six months ended June 30, 1999. The Company had no material commitments for capital expenditures as of June 30, 1999. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 2,500,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 4,000,000 shares. No shares were repurchased by the Company during the six months ended June 30, 1999. The Company has purchased a total of 1,781,550 shares of its Common Stock, at an average purchase price of $14.86 per share, as of June 30, 1999, all of which are being treated as authorized but unissued shares. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

SEASONALITY

The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, product and customer diversity, however, the Company's operations have not shown any material seasonal trends, although the months of November and December traditionally have been less profitable because of a reduced number of working days for shipments of the Company's products and holiday closures by some of its customers. There can be no assurance that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

IMPACT OF YEAR 2000

The Company does not anticipate that there would be a material impact on its results of operations or cash flows related to the Company's Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. As the Company's operations consist of metals service centers which do not produce a date sensitive product or have highly automated operations, the primary Year 2000 exposure is related to the business applications software used by the Company to perform purchasing, inventory management, processing, production scheduling, sales order entry and invoicing, routing and shipping, and accounts payable and general ledger accounting. A majority of the Company's locations began converting to new business applications software and related hardware systems to obtain additional functionality in 1994. This conversion is substantially complete. This software has since been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. The testing performed by the Company has confirmed the vendor's certification. Additionally, certain of the subsidiaries acquired by the Company will be converted to this system during 1999, as their current systems are not considered to be Year 2000 compliant. At the Company's subsidiaries that are not being converted to this system, assessments of the existing systems have occurred, which indicated that certain subsidiaries required minor modifications to their existing software. Most of the other subsidiaries have completed the testing or modification phases. Any additional modifications or testing are expected to be completed by August 1999.

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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      (a) Not applicable.

      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 19, 1999.

      (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934,
          (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

      (c) The following is a brief description of matters voted upon at the meeting:

          Four directors were elected at the annual meeting. Douglas M. Hayes:
          17,108,852 shares were voted for election and 100,328 shares were withheld. Robert Henigson: 17,112,101 shares were voted for election and 97,079 shares were withheld. Karl H. Loring: 17,146,601 shares were voted for election and 62,579 shares were withheld. Leslie A.
          Waite: 17,146,631 shares were voted for election and 62,549 shares were withheld.

          The Board of Directors selected Ernst & Young LLP as independent auditors to audit the financial statements of the Company and its subsidiaries for 1999, subject to ratification by the shareholders. The selection was approved: 17,179,426 shares were voted for the proposal, 22,711, shares were voted against it, and 7,043 shares abstained.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          None

      (b) Reports on Form 8-K.

          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  RELIANCE STEEL & ALUMINUM CO.



Dated:  August 11, 1999           By:  /s/ David H. Hannah
                                      ------------------------------------------
                                           David H. Hannah
                                           President and Chief Executive Officer



                                  By:  /s/ Karla R. McDowell
                                      ------------------------------------------
                                           Karla R. McDowell
                                           Vice President and
                                           Chief Financial Officer