Form 10-Q
period 1999-09-30
RELIANCE STEEL & ALUMINUM CO
filed 1999-11-15
CIK 861884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                              OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    -------------------
Commission file number:  001-13122

                          RELIANCE STEEL & ALUMINUM CO.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 California                           95-1142616
        ------------------------------            ------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)


                              2550 East 25th Street
                          Los Angeles, California 90058
                                 (323) 582-2272
          ------------------------------------------------------------
          (Address of principal executive offices and telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ]

        As of October 31, 1999 27,787,226 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX

PART I -- FINANCIAL INFORMATION ...........................................................  1

        Consolidated Balance Sheets .......................................................  1
        Consolidated Statements of Income (Unaudited) .....................................  2
        Consolidated Statements of Cash Flows (Unaudited) .................................  4
        Notes to Consolidated Financial Statements (Unaudited) ............................  5

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................................  8

PART II -- OTHER INFORMATION .............................................................. 13

SIGNATURES ................................................................................ 14

                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995


    This Form 10-Q may include forward-looking statements that involve risks and uncertainties. Reliance Steel & Aluminum Co. ("the Company") is subject to risks inherent in the industries which the Company serves, such as, the volatility of the transportation, construction, general manufacturing, aerospace and semiconductor fabrication industries to which the Company sells products. These industries, and therefore the Company, are subject to changes in the economy in general. The Company has increased its long-term debt as a result of its recent acquisitions and is subject to increased risks as a result of this higher leverage. The Company's metals service centers are subject to fluctuations in the price of raw materials, although the Company is generally able to pass-through increases in costs of raw materials to its customers. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Recent acquisitions of the Company may not perform as the Company anticipates after the change in ownership. Accordingly, the actual results realized by the Company could differ materially from the statements made herein. You should not rely on the forward-looking statements made in this Form 10-Q.

                        PART I -- FINANCIAL INFORMATION

                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                             1999                1998
                                                                          ------------        ------------
                                                                          (unaudited)            (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                               $  10,790            $   6,496
  Accounts receivable, less allowance for doubtful accounts
     of $6,686 at September 1999 and $5,816 at December 1998                179,346              156,150
  Inventories                                                               212,972              240,697
  Prepaid expenses and other current assets                                   1,490                4,071
  Deferred income taxes                                                      13,911               12,899
                                                                          ---------            ---------
Total current assets                                                        418,509              420,313
Property, plant and equipment, at cost:
  Land                                                                       31,382               31,202
  Buildings                                                                 131,646              125,051
  Machinery and equipment                                                   152,722              137,841
  Allowances for depreciation                                               (94,215)             (81,013)
                                                                          ---------            ---------
                                                                            221,535              213,081
Investment in 50%-owned company                                              19,528               24,942
Goodwill, net of accumulated amortization of $11,495 at September
  1999 and $7,161 at December 1998                                          221,508              176,949
Other assets                                                                 11,681                6,110
                                                                          ---------            ---------
Total assets                                                              $ 892,761            $ 841,395
                                                                          =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                        $  90,828            $  91,615
  Accrued expenses                                                           26,885               17,768
  Wages and related accruals                                                 12,831               10,010
  Deferred income taxes                                                       9,650                9,650
  Current maturities of long-term debt                                          150                  100
                                                                          ---------            ---------
Total current liabilities                                                   140,344              129,143
Long-term debt                                                              343,050              343,250
Deferred income taxes                                                        23,200               23,200
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                                --                   --
  Common stock, no par value:
    Authorized shares - 100,000,000
       Issued and outstanding shares - 27,787,226 at
         September 1999 and 27,674,703 at December 1998,
           stated capital                                                   153,000              151,903
  Retained earnings                                                         233,167              193,899
                                                                          ---------            ---------
Total shareholders' equity                                                  386,167              345,802
                                                                          ---------            ---------
Total liabilities and shareholders' equity                                $ 892,761            $ 841,395
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

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                          ----------------------------------
                                                              1999                   1998
                                                          -----------           ------------
Net sales                                                 $   380,070           $   357,819
Other income                                                    1,095                   747
                                                          -----------           -----------
                                                              381,165               358,566
Costs and expenses:
  Cost of sales                                               275,320               271,486
  Warehouse, delivery, selling, administrative
    and general                                                70,317                57,754
  Depreciation and amortization                                 6,613                 5,497
  Interest                                                      5,699                 5,017
                                                          -----------           -----------
                                                              357,949               339,754
Income before equity in earnings of 50%-owned
   company and income taxes                                    23,216                18,812
Equity in earnings of 50%-owned company                         1,173                 1,423
                                                          -----------           -----------
Income before income taxes                                     24,389                20,235

Income taxes:
  Federal                                                       8,268                 7,082
  State                                                         1,366                 1,215
                                                          -----------           -----------
                                                                9,634                 8,297
                                                          -----------           -----------
Net income                                                $    14,755           $    11,938
                                                          ===========           ===========
Earnings per share - diluted                              $       .53           $       .42
                                                          ===========           ===========
Weighted average shares outstanding - diluted              27,953,000            28,541,000
                                                          ===========           ===========
Earnings per share - basic                                $       .53           $       .42
                                                          ===========           ===========
Weighted average shares outstanding - basic                27,779,000            28,304,000
                                                          ===========           ===========
Cash dividends per share                                  $       .04           $       .04
                                                          ===========           ===========

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      --------------------------
                                                          1999            1998
                                                      -----------    -----------
Net sales                                             $ 1,136,668    $   999,471
Gain from SERP benefit                                      2,341             --
Other income                                                2,912          2,555
                                                      -----------    -----------
                                                        1,141,921      1,002,026
Costs and expenses:
  Cost of sales                                           836,305        761,598
  Warehouse, delivery, selling, administrative
    and general                                           201,963        157,304
  Depreciation and amortization                            19,054         14,195
  Interest                                                 17,609         11,684
                                                      -----------    -----------
                                                        1,074,931        944,781
Income before equity in earnings of 50%-owned
   company and income taxes                                66,990         57,245
Equity in earnings of 50%-owned company                     3,208          4,114
                                                      -----------    -----------
Income before income taxes                                 70,198         61,359

Income taxes:
  Federal                                                  23,797         21,476
  State                                                     3,931          3,682
                                                      -----------    -----------
                                                           27,728         25,158
                                                      -----------    -----------
Net income                                            $    42,470    $    36,201
                                                      ===========    ===========
Earnings per share - diluted                          $      1.52    $      1.27
                                                      ===========    ===========
Per share gain from SERP benefit - diluted            $       .05    $       .00
                                                      ===========    ===========
Weighted average shares outstanding - diluted          27,879,000     28,547,000
                                                      ===========    ===========
Earnings per share - basic                            $      1.53    $      1.28
                                                      ===========    ===========
Weighted average shares outstanding - basic            27,733,000     28,289,000
                                                      ===========    ===========
Cash dividends per share                              $       .13    $       .12
                                                      ===========    ===========

                                       3.

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ----------------------
                                                                          1999         1998
                                                                       ---------    ---------
OPERATING  ACTIVITIES
Net income                                                             $  42,470    $  36,201
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                        19,054       14,195
     Gain from SERP benefit                                               (2,341)          --
     Deferred income taxes                                                   (13)          64
     Loss (gain) on sales of machinery and equipment                         113         (223)
     Equity in earnings of 50%-owned company                              (3,208)      (3,719)
     Changes in operating assets and liabilities:
         Accounts receivable                                              (3,829)      (3,467)
         Inventories                                                      51,743      (15,965)
         Prepaid expenses and other assets                                (2,561)         679
         Accounts payable and accrued expenses                              (238)     (17,935)
                                                                       ---------    ---------
Net cash provided by operating activities                                101,190        9,830
                                                                       ---------    ---------
INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                               (15,389)     (17,258)
Proceeds from sales of property and equipment                              1,386          460
Acquisitions of metals service centers, net of cash acquired,
   and asset purchases of metals service centers                         (85,370)    (137,436)
Dividends received from 50%-owned company                                  8,622          500
                                                                       ---------    ---------
Net cash used in investing activities                                    (90,751)    (153,734)
                                                                       ---------    ---------
FINANCING ACTIVITIES
Proceeds from borrowings                                                  70,500      193,000
Principal payments on long-term debt and short-term
    borrowings                                                           (74,541)     (75,733)
Dividends paid                                                            (3,605)      (3,395)
Issuance of common stock                                                   1,501          586
                                                                       ---------    ---------
Net cash (used in) provided by financing activities                       (6,145)     114,458
                                                                       ---------    ---------
Increase (decrease) in cash                                                4,294      (29,446)

Cash and cash equivalents at beginning of period                           6,496       34,047
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $  10,790    $   4,601
                                                                       =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Interest paid during the period                                        $  12,465    $   7,243
Income taxes paid during the period                                       29,568       23,168


                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. ACQUISITIONS

On September 3, 1999, the Company acquired 100% of the stock of Allegheny Steel Distributors, Inc. ("Allegheny"), a privately-held metals service center. Allegheny is based in Indianola (Pittsburgh), Pennsylvania and specializes in cutting-to-length and blanking primarily carbon steel flat-rolled products. Allegheny had sales of approximately $31,000,000 in the year ended December 31, 1998. Allegheny operates as a wholly-owned subsidiary of the Company. Allegheny was acquired with funds from borrowings under the Company's syndicated credit facility.

On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("LBI"), for approximately $60,000,000 in cash. LBI was a privately-held metals service center company with one full-line metals service center and two metals fabrication facilities in Rockford, Illinois, and a metals service center in Wyoming (Grand Rapids), Michigan. LBI reported sales of approximately $130,000,000 for the twelve months ended December 31, 1998. LBI operates as a wholly-owned subsidiary of the Company. The purchase of LBI was funded with cash generated from operations and borrowings on the Company's syndicated credit facility.

The Allegheny and LBI transactions have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of Allegheny and LBI since their respective closing dates. The financial statements reflect the preliminary allocations of the purchase price. The allocations of purchase price were based upon the preliminary fair values of the net assets purchased.

In February 1999, Valex Corp., a 97%-owned subsidiary of the Company, acquired certain assets of Advanced MicroFinish, Inc., which was a privately-held manufacturer of electropolished tubing and fittings. The assets and business of Advanced MicroFinish, Inc. were moved to Valex's headquarters and manufacturing facility in Ventura, California.

3.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):



                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               1999              1998
                                                           -------------     ------------
                                                                   (IN THOUSANDS)
  Revolving line of credit ($200,000 limit) due
    October 22, 2002, interest at variable rates,
    weighted average rate of 5.4% during the nine
    months ended September 30, 1999....................      $  50,000       $  50,000
  Senior unsecured notes due January 2, 2004 to
    January 2, 2009, average interest rate 7.22%.......         75,000          75,000
  Senior unsecured notes due January 2, 2002 to
    January 2, 2008, average interest rate 7.02%.......         65,000          65,000
  Senior unsecured notes due October 15, 2005 to
    October 15, 2010, average interest rate 6.55%......        150,000         150,000
  Variable Rate Demand Industrial Development
    Revenue Bonds, Series 1989 A, due July 1, 2014,
    with interest payable quarterly, average rate of
    2.9% during the nine months ended
    September 30, 1999.................................          3,200           3,350
                                                              --------       ---------
                                                               343,200         343,350
    Less amounts due within one year...................           (150)           (100)
                                                              --------       ---------
                                                              $343,050       $ 343,250
                                                              ========       =========


During 1998, the Company issued $150,000,000 of senior unsecured notes in a private placement of debt. The proceeds were funded on November 3, 1998, and were used to pay off bank debt incurred in connection with acquisitions. In October 1997, the Company entered into a syndicated credit agreement with five banks which increased the Company's borrowing limit on its unsecured revolving line of credit to $200,000,000. In October 1997, the Company also entered into a credit agreement that allows it to issue and have outstanding up to $10,000,000 in letters of credit.

The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

4.  GAIN FROM SERP BENEFIT

The Company recorded a one-time net gain of $2,341,000 due to life insurance proceeds related to the death of one of its executives in January 1999. The Company funds its Supplemental Executive Retirement Plan ("SERP") through the use of life insurance policies. This gain is net of the death benefit to be received by the deceased executive's beneficiary, under the terms of the SERP. The insurance proceeds are not taxable to the Company and, therefore, the Company's effective tax rate decreased due to the annualized effect of this non-taxable gain.

5.  SHAREHOLDERS' EQUITY

In August 1998, the Board of Directors approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 6,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of September 30, 1999, the Company had repurchased a total of 2,672,325 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $9.91 per share. No shares were repurchased by the Company during the nine month period ended September 30, 1999.

In March 1999, 10,836 shares of Common Stock were issued to division managers and officers of the Company under the 1998 Key-Man Incentive Plan.

6.  STOCK SPLIT

On July 28, 1999, the Board of Directors declared a 3:2 stock split in the form of a 50% stock dividend on the Company's Common Stock, payable September 24, 1999 to shareholders of record September 2, 1999. All share and per share data, as appropriate, reflect this split.

7.  SUBSEQUENT EVENTS

On October 1, 1999, the Company purchased the assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business was based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products, with 1998 sales of approximately $22,000,000. The Arrow Metals locations are operating as divisions of the Company.

                          RELIANCE STEEL & ALUMINUM CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the three month and nine month periods ended September 30, 1999 and September 30, 1998 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                   THREE MONTHS ENDED SEPTEMBER 30,                 NINE  MONTHS ENDED SEPTEMBER  30,
                             --------------------  -------------------    ----------------------    ---------------------
                                     1999                  1998                   1999                      1998
                             --------------------  -------------------    ----------------------    ---------------------
                                          % OF                 % OF                      % OF                     % OF
                                $       NET SALES      $     NET SALES        $        NET SALES        $       NET SALES
                             --------   ---------  --------  ---------   ----------    ---------    --------    ---------
NET SALES.................   $380,070    100.0%    $357,819    100.0%    $1,136,668      100.0%     $999,471      100.0%
GROSS PROFIT..............    104,750     27.6       86,333     24.1        300,363       26.4       237,873       23.8
OPERATING EXPENSES........     70,317     18.5       57,754     16.1        201,963       17.8       157,304       15.7
DEPRECIATION..............      4,923      1.3        4,480      1.3         14,077        1.2        11,304        1.1
                             --------   ------     --------    -----     ----------      -----      --------      -----
INCOME FROM OPERATIONS....   $ 29,510      7.8%    $ 24,099      6.7%      $ 84,323        7.4%     $ 69.625      $ 6.9%
                             ========   ======     ========    =====     ==========      =====      ========      =====



THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $22,251, or 6.2%, for the three months ended September 30, 1999 compared to the same three months of 1998, which reflects an increase of 25.0% in tons sold and a decrease in the average sales price per ton of 14.4%. The increase in tons sold was primarily due to the inclusion of a full three months of the sales of Lusk Metals, acquired September 18, 1998; and the sales of American Metals Corporation ("American Metals"), acquired October 1, 1998; Steel Bar Corporation ("Steel Bar"), acquired October 1, 1998; Engbar Pipe & Steel Co. ("Engbar"), acquired October 5, 1998; Liebovich Bros., Inc. ("LBI"), acquired March 1, 1999; and Allegheny Steel Distributors, Inc. ("Allegheny"), acquired September 1, 1999 (collectively, the "Acquisitions") during the three month period ended September 30, 1999. However, the increase from the Acquisitions was offset, in part, by a decline in sales to the aerospace industry during the 1999 period, as compared to the 1998 period. The average selling prices decreased for the 1999 period due mainly to lower costs of materials and the change in product mix from the same three month period of 1998. The change in product mix resulted primarily from inclusion in 1999 of the net sales of the Acquisitions, which, except for Lusk Metals, primarily sell carbon steel products, which generally have lower prices than non-ferrous products. In addition, the decline in sales to the aerospace industry contributed to the decreased prices, as the products sold to this market generally have higher selling prices than most other products sold by the Company. Excluding the Acquisitions, the Company reported an increase of 1.9% in tons sold, with the average selling price per ton decreasing 12.6%. The increase in tons sold was due to general overall improvement in the market areas served by the Company, with the exception of the aerospace market. The decrease in average selling price is primarily due to lower costs of most of the Company's products during the 1999 period, as compared to the 1998 period. Both sales volume and pricing to the aerospace industry have decreased in the 1999 period as compared to the same period of 1998.

Total gross profit increased $18,417, or 21.3%, in the three months ended September 30, 1999 compared to the same three months of 1998, primarily due to the inclusion of the gross profit of the Acquisitions. Expressed as a percentage of sales, gross profit increased from 24.1% in 1998 to 27.6% in 1999. The improvement as a percentage of sales was primarily due to certain of the companies comprising the Acquisitions achieving higher gross profit margins than the Company has historically achieved on a consolidated basis. Also lending to the improvement were increased margins at most of the Company's locations in the 1999 period as compared to the 1998 period. This resulted mainly from lower costs of materials for most of the Company's products coupled with the Company's efforts to maintain selling prices.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $12,563, or 21.8%, in the three month period ended September 30, 1999 compared to the corresponding period of 1998 and amounted to 18.5% and 16.1% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1999 period, which includes the sales and related expenses of the Acquisitions. The increase as a percent of sales is primarily due to the increased volume of products being sold at lower selling prices and due to certain of the companies comprising the Acquisitions operating at higher expense levels than the Company has historically operated at on a consolidated basis. These are the same companies that are achieving higher gross profit margins.

The effective income tax rate decreased to 39.5% from 40.6% for the three month periods ended September 30, 1999 and 1998, respectively. The decreased rate is due to the annualized effect of the tax free life insurance gain recorded during the three months ended March 31, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased $137,197, or 13.7%, compared to the first nine months of 1998, which reflects an increase of 42.7% in tons sold and a decrease in the average sales price per ton of 20.7%. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions and a full nine months of sales of Phoenix Corporation ("Phoenix Metals"), acquired January 30, 1998; Durrett Sheppard Steel Co., Inc. ("Durrett"), acquired January 30, 1998; and Chatham Steel Corporation ("Chatham"), acquired July 1, 1998; during the nine months ended September 30, 1999. The average selling prices decreased for the 1999 period from the first nine months of 1998 due mainly to lower costs of materials and changes in product mix. The changes in product mix resulted from the majority of the Acquisitions along with Durrett and Chatham selling primarily carbon steel products. Because carbon steel products generally have lower selling prices than non-ferrous products, selling a higher percentage of carbon steel products causes the average selling price to decline. In addition, sales of higher priced heat treated aluminum products to the aerospace industry declined in the 1999 period in both volume and price from the 1998 period. Excluding the Acquisitions, the Company reported an increase of 2.5% in tons sold, which resulted from continued strong demand in most of the market areas served by the Company, except for the aerospace market. The average selling price per ton decreased 14.9% in the 1999 period as compared to the 1998 period. The decrease in average selling price was primarily due to lower costs of most of the Company's products during the 1999 period, as compared to the 1998 period, and due to the decrease in sales to the aerospace industry discussed above.

The Company recorded a one-time net gain of $2,341 from a life insurance policy, which is not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP") during the nine months ended September 30, 1999. The life insurance proceeds relate to the death of one of the Company's executive officers in January 1999 and are net of the amount to be paid to his beneficiary under the terms of the SERP.

Total gross profit increased $62,490, or 26.3%, in the first nine months of 1999 compared to the first nine months of 1998, primarily due to the inclusion of the gross profit of the Acquisitions and a full nine months of Phoenix Metals, Durrett and Chatham. As a percentage of sales, gross profit increased to 26.4% in the 1999 year to date period, from 23.8% in the 1998 period. The gross profit margins improved primarily due to most locations of the Company realizing increased gross margin percentages in the 1999 period as compared to the 1998 period, and due to the Acquisitions. Certain companies acquired in 1999 and 1998 generally operate at higher gross margin levels than the gross margin level that has typically been attained by the Company on a consolidated level. The gross profit margins excluding the Acquisitions have generally improved, except for sales to the aerospace market, due to lower costs for most products sold by the Company during the 1999 period along with the Company's efforts to manage margins and provide a high level of service to its customers.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $44,659, or 28.4%, in the first nine months of 1999 compared to the corresponding period of 1998. The dollar increase in expenses reflects the increase in sales volume for the 1999 period, which includes the sales and related expenses of the Acquisitions, along with a full nine months of expenses for Phoenix Metals, Durrett and Chatham. As a percent of sales, G&A expenses amounted to 17.8% and 15.7% of sales in the 1999 and 1998 periods, respectively. This increase is primarily due to the increased volume of products being sold at lower selling prices. In addition, certain companies acquired in 1999 and 1998 operate at higher expense levels than the Company has historically operated at on a consolidated basis. The companies operating at these higher expense levels are also generating higher gross margins.

Depreciation and amortization expense increased 34.2% during the nine months ended September 30, 1999 compared to the corresponding period of 1998. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased $5,925 due to increased borrowings during the first nine months of 1999 as compared to the corresponding period of 1998. The additional borrowings were used to fund the Acquisitions.

The effective income tax rate decreased to 39.5% for 1999, from 40.6% for the nine month period ended September 30, 1998. The decreased rate is due to the annualized effect of the tax free life insurance gain recorded during the nine months ended September 30, 1999.

Earnings per diluted share of $1.52 for the nine month period ended September 30, 1999 includes $.05 related to the tax free gain on the life insurance policy discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At September 30, 1999, working capital amounted to $278,165 compared to $291,170 at December 31, 1998. The decrease, which includes the additional working capital of companies acquired in 1999, was primarily due to a decrease of $51,743 in inventory (excluding the effect of the acquired inventories in 1999 of LBI and Allegheny) resulting from efforts by the Company to improve inventory turnover in the first nine months of 1999. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

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

Cash provided by operations increased significantly during the nine month period ended September 30, 1999 as compared to the corresponding 1998 period, primarily due to inventory reductions. Due to the Company's efforts to improve inventory turns, inventory levels have declined at most of the Company's locations during the first nine months of 1999 compared to 1998.

Net capital expenditures, excluding acquisitions, were $15,389 for the nine months ended September 30, 1999. The Company had no material commitments for capital expenditures as of September 30, 1999. The Company anticipates that funds generated from operations and funds available under its $200,000 line of credit will be sufficient to meet its working capital needs for the foreseeable future.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 6,000,000 shares. No shares were repurchased by the Company during the nine months ended September 30, 1999. The Company has purchased a total of 2,672,325 shares of its Common Stock, at an average purchase price of $9.91 per share, as of September 30, 1999, all of which are being treated as authorized but unissued shares. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

IMPACT OF YEAR 2000

The Company does not anticipate that there would be a material impact on its results of operations or cash flows related to the Company's Year 2000 Issue. The Year 2000 Issue addresses computer programs which have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. As the Company's operations consist of metals service centers which do not produce a date sensitive product or have highly automated operations, the primary Year 2000 exposure is related to the business applications software used by the Company to perform purchasing, inventory management, processing, production scheduling, sales order entry and invoicing, routing and shipping, and accounts payable and general ledger accounting. A majority of the Company's locations began converting to new business applications software and related hardware systems to obtain additional functionality in 1994. This software has since been certified Year 2000 compliant by the Company's software vendor. In addition to the vendor's certification, the Company has an ongoing program to test its systems for such compliance. The testing performed by the Company has confirmed the vendor's certification. Additionally, certain of the subsidiaries acquired by the Company will be converted to this system during 1999, as their current systems are not considered to be Year 2000 compliant. All conversions, except one, have been completed. The final conversion is on schedule to be completed in November 1999. At the Company's subsidiaries that are not being converted to this system, assessments of the existing systems have occurred, which indicated that certain subsidiaries required minor modifications to their existing software. These modifications have been completed.

With respect to other equipment used in the Company's operations, Year 2000 certifications are being obtained from vendors and testing is being performed, where practical. As the Company utilizes minimal date dependent processing and delivery equipment in its operations, management does not expect a material impact on the Company's operations due to the failure of other equipment in the Year 2000. The major business systems of the Company are not vulnerable to third parties' failure to remediate their own Year 2000 Issues, as the Company's interface with third parties, including customers and vendors, does not involve heavily automated computer dependent communications. The Company has estimated costs related to the Year 2000 Issue of approximately $1.5 million, with approximately $.75 million of these costs expected to be capitalized, as they relate primarily to purchases of software. Most of these costs have been incurred as of September 30, 1999. As such, the Company does not anticipate a material impact on the results of operations or cash flows related to the Year 2000 Issue. The Company has not obtained independent verification to assure the reliability of the Year 2000 risk and cost estimates.

The Company believes that with the conversions to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. In the event the remaining conversion is completed timely, or modified systems fail, the Year 2000 Issue is not expected to have a material impact on the operations of the Company, as the products sold by the Company and the processing and delivery equipment used are not date dependent, minimizing the impact of any Year 2000 Issues related to meeting customer requirements. In addition, in the worst case scenario, if the business applications software or other equipment fail due to Year 2000 issues, other locations of the Company can fulfill the customer requirements for any failed systems or equipment.

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

     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     (a) Not applicable.
     (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RELIANCE STEEL & ALUMINUM CO.

Dated:  November 12, 1999             By:  /s/ David H. Hannah
                                         ---------------------------------------
                                               David H. Hannah
                                               President and Chief Executive
                                               Officer

                                      By:  /s/ Karla R. McDowell
                                         ---------------------------------------
                                               Karla R. McDowell
                                               Vice President and
                                               Chief Financial Officer