Form 10-K
period 1999-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2000-03-27
CIK 861884

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 29, 2000 was $508,569,550.63.

     As of February 29, 2000, 27,767,301 shares of the registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
          Industry Overview...........................................    1
          History of Reliance.........................................    1
          Customers...................................................    5
          Suppliers...................................................    6
          Backlog.....................................................    6
          Products and Processing Services............................    6
          Marketing...................................................    8
          50%-Owned Company...........................................    8
          Industry and Market Cycles..................................    8
          Competition.................................................    9
          Quality Control.............................................    9
          Systems.....................................................   10
          Government Regulation.......................................   10
          Employees...................................................   11
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   43

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   43
SIGNATURES............................................................   46

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

     This Annual Report on Form 10-K includes trademarks and service marks of the Company and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

     Reliance Steel & Aluminum Co. ("Reliance" or the "Company") is one of the largest metals service center companies in the United States. The Company has a network of 23 divisions and 12 subsidiaries operating metals service centers, with 72 processing and distribution facilities (excluding American Steel, L.L.C.'s two facilities) in 21 states and France. Through this network, the Company provides value-added materials management and metals processing services and distributes a full line of more than 75,000 metal products, including carbon, alloy, stainless and specialty steel, aluminum, brass and copper products to more than 65,000 customers in a broad range of industries. Some of these metals service centers provide processing services for specialty metals only. The Company's products are currently delivered from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Michigan, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington. In addition, one of the Company's subsidiaries has an international subsidiary operating a distribution center in Fuveau, France. The Company also has a 50% ownership interest in and operational control of American Steel, L.L.C., which operates two metals service centers in the Pacific Northwest.

  Industry Overview

     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as cutting-to-length (or leveling), slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting and straightening, forming, pipe threading, welding, bending, grinding, wheelabrating, punching, electropolishing and fabricating. These processing services help customers save time, labor and expense which reduces overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment and inventory to process the metals for their own manufacturing operations. Accordingly, industry forces have created a niche in the market to allow metals service centers, such as Reliance, to purchase, process and deliver metals to end users in a more efficient and cost-effective manner than the end user could achieve in dealing directly with the primary producer, or with an intermediate steel processor. Industry analysts estimate that, historically in the United States, based on tonnage, metals service centers and processors purchased approximately 30% of all carbon industrial steel products, 45% of all stainless steel produced in the United States and 36% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things). The metals distribution industry is currently estimated at more than $75 billion in revenues in the United States.

     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of the Company's competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in the United States has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 1999. The Company believes that this consolidation trend creates new opportunities for acquisitions.

  History of Reliance

     Reliance was organized as a California corporation on February 3, 1939, and commenced business in Los Angeles fabricating steel reinforcing bar. Within ten years, it had become a full-line distributor of steel and aluminum, operating a single metals service center in Los Angeles, California. In the early 1950's, the Company automated its materials handling operations and began to provide processing services to meet its customers' requirements. In the 1960's, the Company began to expand its operations through acquisitions of other companies and the development of additional service centers and began to establish branch metals service centers in other geographic areas.

     In the mid-1970's, the Company began to establish specialty metals service centers stocked with inventories of selected metals such as aluminum, stainless steel, brass and copper, and equipped with automated materials handling and precision cutting equipment and has continued to expand its network through acquisitions. The Company currently has 61 specialty metals service centers and eleven full-line facilities, not including American Steel, L.L.C., which processes and distributes primarily carbon steel products from two metals service centers. The Company's metals service centers are operated under the following trade names:

                                           NO. OF
               TRADE NAME                 LOCATIONS    PRIMARY PRODUCTS PROCESSED & DISTRIBUTED
               ----------                 ---------    ----------------------------------------
RELIANCE DIVISIONS
  Affiliated Metals.....................      1        Plate and Flat-Rolled Aluminum and
                                                         Stainless Steel
  Arrow Metals..........................      2        Aluminum, Brass and Copper
  Bralco Metals.........................      2        Aluminum, Brass, Copper and Stainless
                                                       Steel
  Engbar Pipe & Steel Co. ..............      1        Carbon Steel Bars, Pipe and Tubing
  MetalCenter...........................      1        Flat-Rolled Aluminum and Stainless Steel
  Reliance Metalcenter..................     11        Variety of Carbon Steel and Non-Ferrous
                                                         Metal Products
  Reliance Steel Company................      2        Carbon Steel
  Tube Service Co. .....................      6        Specialty Tubing
ALLEGHENY STEEL DISTRIBUTORS, INC. .....      1        Carbon Steel
AMERICAN METALS CORPORATION.............      3        Carbon Steel
AMI METALS, INC. .......................      6        Heat-Treated Aluminum Sheet and Plate
CCC STEEL, INC.
  CCC Steel.............................      1        Structural Steel
  IMS Steel Co. ........................      1        Structural Steel
CHATHAM STEEL CORPORATION
  Chatham Steel.........................      5        Full-Line Service Center
  Chatham Processing Services...........      1        Metal Fabrication
DURRETT SHEPPARD STEEL CO., INC. .......      1        Carbon Steel Plate, Bar and Structural
LIEBOVICH BROS., INC.
  Liebovich Steel & Aluminum Company....      1        Full-Line Service Center
  Architectural Metals, Inc. ...........      1        Metal Fabrication
  Good Metals, Inc. ....................      1        Tool and Alloy Steels
  Hagerty Steel & Aluminum Company......      1        Carbon Steel Flat-Roll and Plate
  Liebovich Custom Fabricating                1        Metal Fabrication
     Company............................
LUSK METALS.............................      1        Precision Cut Aluminum Plate and
                                                       Aluminum Sheet and Extrusions
PHOENIX CORPORATION
  Phoenix Metals Company................      5        Flat-Rolled Aluminum, Stainless Steel
                                                       and Coated Carbon Steel
  Steel Bar Corporation.................      1        Carbon Steel Bars and Tubing
SERVICE STEEL AEROSPACE CORP. ..........      3        Stainless and Alloy Specialty Steels
SISKIN STEEL & SUPPLY COMPANY, INC.
  Siskin Steel..........................      4        Full-Line Service Centers
  Georgia Steel Supply Company..........      1        Full-Line Service Center
VALEX CORP. ............................      7        Specialty Tubing

     The Company serves its customers primarily by providing quick delivery, metals processing and inventory management services. The Company purchases a variety of metals from primary producers and sells these products in smaller quantities. For approximately 50% of its sales, the Company performs metals processing services, or first stage processing, before distributing the product to manufacturers and other end users, generally within 24 hours from receipt of an order, for orders that do not require extensive or customized processing. Metals processing services include leveling, slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting and straightening, forming, pipe threading, welding, bending, grinding, wheelabrating, punching, electropolishing and fabricating, all to customer specifications. See "Business -- Products and Processing Services". These services save time, labor and expense for customers and reduce customers' overall manufacturing costs. During 1999, the Company's metals service centers handled approximately 7,135 transactions per business day, with an average revenue of approximately $860 per transaction. Total revenues of the Company for 1999 were $1.51 billion.

     The Company has a history of expansion through acquisitions, as well as from internal growth. Since its initial public offering in September 1994, Reliance has successfully completed eighteen accretive acquisitions and two strategic asset purchases. The acquisition of Hagerty Steel & Aluminum Company occurred in 2000. The Company has historically been aggressive in making acquisitions, with twenty acquisitions from 1984 to September 1994.

     On February 5, 2000, through its newly-formed company Hagerty Steel & Aluminum Company ("Hagerty"), the Company purchased the assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois. Hagerty processes and distributes primarily carbon steel products and operates as a wholly-owned subsidiary of Liebovich Bros., Inc. ("Liebovich"), a wholly-owned subsidiary of the Company. Net sales of the metals service center business of Hagerty Brothers Company were approximately $30 million for the year ended December 31, 1999.

     On October 1, 1999, the Company purchased the assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business was based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products, with 1998 sales of approximately $22 million. The Arrow Metals locations are operating as divisions of the Company, with the Houston location operating under the trade name of Reliance Metalcenter.

     On September 3, 1999, the Company acquired 100% of the stock of Allegheny Steel Distributors, Inc. ("Allegheny"), a privately-held metals service center. Allegheny is based in Indianola (Pittsburgh), Pennsylvania and specializes in cutting-to-length and blanking primarily carbon steel flat-rolled products. Allegheny had sales of approximately $31 million in the year ended December 31, 1998.

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich, a privately-held metals service center company headquartered in Rockford, Illinois, for $60 million in cash. This acquisition provided the Company an entry into a new market, the Midwest area of the United States. Liebovich provides primarily carbon steel products and has a metals service center facility and two metal fabrication facilities in Rockford, Illinois, as well as a service center in Wyoming (Grand Rapids), Michigan. Liebovich's sales for the ten months ended December 31, 1999, were approximately $98 million.

     On October 5, 1998, the Company acquired Engbar Pipe & Steel Co. ("Engbar"), a privately-held metals service center company headquartered in Denver, Colorado. Engbar's products primarily include carbon steel bars, pipe and tubing. Net sales of Engbar for the twelve months ended December 31, 1999, were approximately $14 million. Engbar was merged into the Company effective January 1, 2000, and now operates as a division of the Company.

     On October 1, 1998, Phoenix Corporation, a wholly-owned subsidiary of the Company, acquired Steel Bar Corporation ("Steel Bar"), a privately-held metals service center in Greensboro, North Carolina. Steel Bar's products include, primarily, carbon steel bars and tubing. Steel Bar's net sales for the twelve months ended December 31, 1999, were approximately $8 million.

     Also on October 1, 1998, the Company acquired American Metals Corporation ("American Metals"), based in West Sacramento, California, with additional service centers in Redding and Fresno, California. American Metals was previously owned by American Steel, L.L.C. ("American Steel"), in which the Company owns a 50% interest. American Metals' net sales for the twelve months ended December 31, 1999, were approximately $57 million, which include, primarily, sales of carbon steel plate, bars, structurals, sheet and aluminum and stainless steel sheet products.

     On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center with headquarters in Hayward, California (near San Francisco). Lusk Metals had net sales of approximately $28 million for the twelve months ended December 31, 1999, and processes and distributes primarily precision cut aluminum plate and aluminum sheet and extrusions.

     Effective July 1, 1998, the Company acquired 100% of the stock of Chatham Steel Corporation ("Chatham"), a privately-held metals service center company headquartered in Savannah, Georgia. Chatham has additional facilities in Columbia, South Carolina; Durham, North Carolina; Orlando, Florida; Jacksonville, Florida; and Birmingham, Alabama. Chatham's products include primarily carbon steel structurals, plate, pipe and tube, bars, sheet and coil and some stainless steel. Chatham's net sales for the year ended December 31, 1999, were approximately $146 million.

     On January 30, 1998, the Company acquired all of the outstanding capital stock of Phoenix Corporation, doing business as Phoenix Metals Company ("Phoenix Metals"). Phoenix Metals operates metals service centers specializing in flat-rolled aluminum, stainless steel and coated carbon steel products in Birmingham, Alabama; Norcross (Atlanta), Georgia; Tampa, Florida; and Charlotte, North Carolina. Phoenix Metals had net sales of approximately $145 million in the twelve months ended December 31, 1999.

     Also on January 30, 1998, the Company purchased the assets and business of Durrett-Sheppard Steel Co., L.L.C. and its subsidiary Durrett-Sheppard Steel of Pennsylvania, Inc., through its newly-formed subsidiary, Durrett Sheppard Steel Co., Inc. ("Durrett"). Durrett consists of one carbon steel metals service center located in Baltimore, Maryland. Durrett had revenues of approximately $52 million for the twelve months ended December 31, 1999.

     Valex Corp. ("Valex"), a 97%-owned subsidiary of the Company that is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants, formed its first foreign subsidiary and opened an international distribution center in 1999 in Fuveau, France. This replaces Valex's international sales office which was maintained in Marseilles, France since 1996. Valex has also formed a joint venture establishing a Korean company, Valex Korea Co., Ltd. ("Valex Korea"). The joint venture consists of a 66.5% interest held by Valex and a 33.5% interest held by the individual who owns the company that has been acting as an independent distributor of Valex's products in Korea. Valex Korea will establish the Company's first manufacturing facility outside of the United States. Valex Korea will be the only ultra high-purity stainless steel tubing and fittings manufacturing plant in Korea, and will be ideally positioned to service the Korean semiconductor industry. A facility is currently being built, with Valex Korea expected to begin operations in late 2000. Also, in February 1999, Valex purchased certain of the assets of one of its leading domestic competitors, Advanced MicroFinish, Inc., which further strengthens Valex's dominant position in supplying the U.S. market for the semiconductor manufacturing industry.

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

     The Company has more than 65,000 customers. In 1999, only one customer accounted for more than 1% of the Company's sales, with sales to this one customer representing 2.4% of total Company sales. During 1999, more than 90% of the Company's orders were from repeat customers. Reliance's customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto after-market), aerospace and semiconductor manufacturing industries. The Company's metals service centers wrote and delivered over 1,765,000 orders during 1999 at an average price of approximately $860. Most of the customers who purchase from the Company's various metals service centers are located within a 150-mile radius of the metals service centers; the proximity of the centers to the customers assists the Company in providing just-in-time delivery to its customers on its fleet of 493 owned or leased trucks. Moreover, Reliance's computerized order entry system and flexible production scheduling also enables the Company to meet customer requirements for short lead times and just-in-time delivery. Less than 2% of the Company's sales were to international customers in 1999. Valex has a network of distribution centers throughout the United States which provide quick and personal service to its customers, which the Company believes is unmatched by any of Valex's competitors. To provide support to the European market, Valex opened an international distribution center during 1999, and is currently building a manufacturing facility in Korea to service its Asian market.

     The Company believes that its long-term relationships with many of its customers significantly contribute to the success of its business. Providing prompt and efficient services and quality products at a reasonable price is an important factor in maintaining these relationships.

     The Company's customers are subject to changes in demand based on, among other things, general economic conditions and industry capacity. Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn. The semiconductor manufacturing industry in which Valex's customers operate, which is highly cyclical in nature and subject to changes in demand based on, among other things, general economic conditions and industry capacity, suffered a significant slowdown in 1998 and the first half of 1999. However, a general improvement in sales to the semiconductor and related industries in the second half of 1999 has continued into 2000. This has also impacted the Company's other locations which service the Silicon Valley of California. Conversely, the aerospace industry which experienced a significant improvement during 1998 and 1997 and represented a significant portion of the Company's sales during those periods, slowed during 1999. The decline in sales to the aerospace industry during 1999 occurred primarily due to decreased buying patterns of certain of the Company's major aerospace customers during 1999. The Company's sales to the aerospace industry decreased approximately 17% in 1999 compared to 1998 levels. This trend is expected to continue into 2000.

     Historically, the Company's largest market for its products has been California, representing 32% of the Company's 1999 sales, decreasing significantly from 45% of 1997 sales. Although California continues to be the largest market, the Company has expanded its facilities geographically as a result of strategic acquisitions and has increased its physical capabilities through capital expenditures to reduce the impact of any regional economic recession on the Company's operations. The Southwest region of the United States also represented about 32% of 1999 sales.

  Suppliers

     Reliance purchases its products from the major metals producers, both domestic and foreign, and has multiple suppliers for all of its product lines. The Company's major suppliers of domestic carbon steel products include California Steel Industries, Huntco Steel, Mannesmann Pipe & Steel, Nucor Steel, Nucor Yamato and USS-POSCO Industries. Allegheny Ludlum Steel Corp., International Stainless Steel Co., Mexinox U.S.A., Inc. and North American Stainless supply stainless steel products. The Company is a recognized distributor for various major aluminum companies, including Aluminum Company of America ("Alcoa"), Alcan Aluminum Limited, Commonwealth Aluminum, Kaiser Aluminum, McCook Metals L.L.C., Ormet Aluminum Mill Products Corporation, Pechiney Rolled Products and Scottsboro Aluminum. The Company's total volume of purchases enables it to purchase substantially all of its inventory at the best prices offered by the suppliers, given the order size. The Company believes that it is not dependent on any one of its suppliers for metals and that its relationships with its suppliers are very strong. The Company has worked closely with its suppliers in order to become an important customer for each major supplier of the Company's metals for its core product lines.

  Backlog

     Because of the just-in-time delivery policy and the short lead time nature of its business, the Company does not believe the information on backlog of orders is material to an understanding of its metals service center business.

  Products and Processing Services

     The Company has reduced its dependence on any particular customer group or industry by processing a variety of metals. This diversification of product type and material has reduced the Company's exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries, as well as reducing its dependence on particular suppliers. At its metals service centers, the Company provides processing services, such as leveling, slitting, blanking, shape cutting, shearing, sawing, precision plate sawing, twin milling, skin milling, tee splitting and straightening, forming, pipe threading, welding, bending, grinding, wheelabrating, punching, electropolishing or fabricating to each customer's specifications and delivers the products to manufacturers and other end users. For orders other than those requiring extensive or specialized processing, delivery to the customer generally occurs within 24 hours from receipt of the initial order. The Company's sales of its more than 75,000 products in 1999 comprised the following approximate percentages by commodity and product:

     - 13% heat treated aluminum plate, sheet and coil

     - 13% carbon steel structurals

     - 10% carbon steel plate

     -  8% stainless steel plate, sheet and coil

     -  8% common alloy aluminum plate, sheet and coil

     -  8% carbon steel tubing

     -  8% carbon steel bar

     -  7% galvanized steel sheet and coil

     -  6% aluminum bar and tube

     -  5% stainless steel bar and tube

     -  4% cold rolled steel sheet and coil

     -  4% hot rolled steel sheet and coil

     -  2% electropolished stainless steel tubing and fittings

     -  4% miscellaneous, such as brass and copper.

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

     Reliance enters its customer orders, once received, in a computerized order entry system, selects appropriate inventory and schedules the processing in accordance with the specified delivery date, generally within 24 hours for more than half of its orders. The Company attempts to maximize the yield from the various metals that it processes by combining customer orders to use each purchased product to the fullest extent practicable.

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

     - Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel plate. Routing for aluminum plate is also performed.

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

     - Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

     - Wheelabrating, shotblasting and bead blasting involves pressure blasting metal grid into carbon steel products to remove rust and scale from the surface.

     - Punching cuts holes into carbon steel beams or plates by pressing or welding per customer specifications.

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

     - Fabricating includes performing second and/or third stage processing per customer specifications, typically to provide a part, casing or kit, which is used in the customer's end product.

     Reliance generally processes specific metals to non-standard sizes only at the request of customers pursuant to purchase orders rather than maintaining an inventory of finished products. The Company is required to carry a wide range of inventories of metals, however, to meet the short lead time and just-in-time delivery requirements of its customers. Each of the Company's metals service centers maintains inventory and equipment selected to meet the needs of that facility's customers.

  Marketing

     Reliance's 585 sales personnel are located in twenty-four states and France to provide marketing services throughout each of the geographic locations served. The sales personnel are organized by division or subsidiary among the Company's profit centers and are divided into two groups: those who travel throughout a specified geographic territory to maintain relationships with the Company's existing customers and to develop new customers ("outside sales personnel") and those who remain at the facilities to write and price orders ("inside sales personnel"). The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the respective profit center's gross profit, and the outside sales personnel generally receive incentive compensation based on gross profit from their respective geographic territories.

  50%-Owned Company

     Since July 1, 1995, the Company has maintained a 50% interest in and operational control of American Steel, L.L.C. ("American Steel"), a limited liability company. American Steel operates metals service centers in Portland, Oregon, and Kent (Seattle), Washington. American Industries, Inc. ("Industries") owns the other 50% interest in American Steel. The Operating Agreement provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of Industries or December 31, 2005. This 50% investment in American Steel is accounted for by the equity method, whereby the Company includes 50% of American Steel's earnings in the Company's net income and earnings per share amounts. American Metals, which operates three metals service centers located in the Central Valley of California, was a wholly-owned subsidiary of American Steel, until October 1, 1998, when the Company obtained 100% of the stock of American Metals through a stock distribution.

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

     The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a significant period of growth from 1993 to 1996, this industry experienced a significant slowdown from mid-1996 through mid-1999. In the second half of 1999, an improvement began in the semiconductor industry, which has continued into 2000. The aerospace industry experienced a significant slowdown during 1999 from its strong markets experienced during 1997 and 1998. The slowdown in the aerospace industry in 1999 occurred primarily due to decreased buying patterns of certain of the major aerospace companies due to overcapacity and lower demand.

This trend is expected to continue throughout 2000. These industries are subject to changes in demand based on, among other things, general economic conditions and industry capacity.

     The Company is also subject to fluctuations in the costs of its materials, which affects the prices the Company can charge to its customers. Because the Company sells a diverse product mix, fluctuations in the costs of its materials are somewhat offset. However, during 1998 and through the first half of 1999, metals costs of most products reached their lowest levels experienced in the past fifty years. This occurred due to overcapacity in both domestic and foreign markets. During 1999, imports slowed significantly for several metal products due to trade cases filed by many domestic steel producers with the International Trade Commission against specified countries. This, along with continued strong demand, allowed domestic producers to announce increases in metal costs for most of the Company's products. The increased metals costs began to take effect in late 1999 and have continued into 2000. The Company is typically able to pass the increases in metal costs on to its customers; however, the Company does not expect the spread between its metal costs and selling prices to continue at the levels experienced during 1999. Increased metals costs and related selling prices should, however, allow the Company to record increased revenue and gross margin dollars on a consistent volume basis.

     The Company's largest market for its products is California. The Company has continued to expand its facilities geographically by strategic acquisitions and through capital expenditures to reduce the impact of any regional economic recession on the Company's operations.

  Competition

     The metals distribution industry is highly fragmented and competitive. The Company has numerous competitors in each of its product lines and geographic locations, although competition is most frequently local or regional. Most of these competitors are smaller than the Company. Nonetheless, the Company faces strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than the Company. Based on an industry report, it is estimated that there were approximately 3,400 intermediate steel processors and metals service center facilities in the United States in 1999. The Company believes that it is one of the five largest service center companies in the United States. Competition is based on price, service, quality and availability of products. The Company maintains centralized relationships with its suppliers and a decentralized operational structure. The Company believes that this division of responsibility has increased its ability to obtain competitive prices of metals and to provide more responsive service to its customers. In addition, Reliance believes that the size of inventory it maintains, the different metals and products it has available and the wide variety of processing services it provides distinguish the Company from its competition.

  Quality Control

     The procurement of high quality metal from suppliers on a consistent basis is critical to the Company's business. The Company has instituted strict quality control measures to assure that the quality of purchased metals will enable the Company to meet the specifications of its customers and to reduce the costs of production interruptions. Physical and chemical analyses are performed in-house and by outside parties on selected metals to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. Similar analyses are conducted on processed metal on a selected basis before delivery to the customer. The Company believes that maintenance of high standards for accepting metals ultimately results in reduced return rates from its customers.

     The Company established a program to obtain certification of its Reliance divisions and certain of its subsidiaries under the ISO 9002 internationally-accepted quality standard. ISO 9002 certification has been attained at all of these locations. The Company has identified additional subsidiaries which are currently in the process of obtaining their ISO 9002 certification. Management continues to believe that obtaining such certification is beneficial for its business and operations and will continue to identify subsidiaries to obtain this certification. Management anticipates that all of the Company's locations will be ISO 9002 certified at some point in the future.

  Systems

     The Company has converted its Reliance divisions, with the exception of Arrow Metals and Engbar, and certain of its subsidiaries to the Stelplan manufacturing and distribution information system, which uses IBM RS6000 multi-processor based hardware. Conversion of Arrow Metals and Engbar are in process and are scheduled to be completed during 2000. Stelplan is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan is a registered trademark of Invera Inc. Stelplan was developed specifically for the metals service center and processor industry, providing real time availability of information such as inventory availability, location and cost. Access to this information allows the Company's marketing and sales personnel to respond to the customer's needs more efficiently and more effectively and to provide quickly a product price. The Company experienced no significant disruptions in its information technology and non-information technology systems and believes those systems responded successfully to the Year 2000 date change.

     During 1999, e-commerce was introduced to the steel industry. Reliance is addressing e-commerce with a few different approaches. First, Reliance has joined the Supplier Network of MaterialNet(sm), Inc. ("MaterialNet"), which is a business-to-business Internet marketplace for raw materials, with more than eighty metals service centers in this network. Through MaterialNet, Reliance will be included in a supplier list which responds to inquiries placed by customers over the Internet. The Company believes this may provide access to new customers and new geographic markets. Second, an e-commerce package that directly interfaces with Stelplan is currently being developed by the Stelplan vendor. The Company has reviewed this package and believes this approach will primarily be used with existing customers, who will be able to place orders, inquire as to order status and verify account balances directly over the Internet. Finally, Reliance has a Web site that allows customers, both existing and potential, to obtain general information about the Company and each of its locations, and to submit a credit application or order inquiry directly through its Web site. The Web site also contains the Company's financial information and press releases. Although the Company is developing e-commerce approaches, it is uncertain as to the future impact of e-commerce on its results of operations or financial position.

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

     Management believes that the Company is in material compliance with all applicable environmental laws and that the Company's products and processes do not present any unusual environmental concerns. The Company does not anticipate any material expenditures to meet environmental requirements. Some of the properties owned or leased by the Company are located in industrial areas, however, with histories of heavy industrial use. The location of these properties may result in the Company incurring environmental liabilities that arise from causes other than the operations of the Company, but the Company does not expect that any such liabilities will have a material adverse impact on the Company's results of operations, financial condition or liquidity. In addition, environmental audits are performed during the due diligence process for acquisitions, so that the Company mitigates any material environmental exposure resultant from an acquisition.

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

  Employees

     As of March 1, 2000, the Company had a total of approximately 4,000 employees. Approximately 650 of these employees are covered by collective bargaining agreements, which expire at various times over the next four years. The Company has entered into collective bargaining agreements with fourteen different union locals at fourteen of its locations. The Company has not found that these collective bargaining agreements have had a material impact either favorably or unfavorably on the Company's revenues or profitability at its various locations. The Company has always maintained excellent relations with its employees and has never experienced a significant work stoppage.

ITEM 2. PROPERTIES.

     The Company maintains 72 metals service center processing and distribution facilities (not including American Steel) in 21 states and France, plus its corporate headquarters. All of the Company's properties are in good or excellent condition and are adequate for its existing operations. These facilities generally operate at about 60% of capacity, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Twenty-eight of these facilities are leased. Siskin leases a portion of its facilities in Chattanooga, Tennessee, as does Liebovich in Rockford, Illinois. In addition, Durrett leases off-site space near its facility in Baltimore, Maryland, and AMI leases its corporate office space in Brentwood, Tennessee. The leases are for terms expiring at various times through 2013 and have an aggregate monthly rent of approximately $390,000. The Company owns all other properties. The following table sets forth certain information with respect to each facility:

                           FACILITIES AND PLANT SIZE

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Alabama:
  Birmingham
     (Chatham)..............................................    131,000
     (Phoenix Metals).......................................     40,000
     (Siskin)...............................................    107,000
Arizona:
  Phoenix
     (Bralco Metals)........................................     46,000
     (Reliance Metalcenter).................................    104,000
     (Tube Service).........................................     23,000
     (Valex)................................................      2,100*
California:
  El Cajon (Tube Service)...................................     18,000
  Fontana (AMI).............................................    103,000
  Fresno (American Metals)..................................     83,000*
  Hayward (Lusk Metals).....................................     47,000*
  La Mirada (Bralco Metals).................................    140,000
  Long Beach (SSA)..........................................      8,000*
  Los Angeles
     (Corporate Office).....................................     22,000
     (Reliance Steel Company)...............................    270,000*
  Milpitas (Tube Service)...................................     58,000
  National City (Reliance Metalcenter)......................     74,000

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
California (continued):
  Rancho Dominguez (CCC Steel)..............................    316,000
  Redding (American Metals).................................     42,000*
  Santa Clara (Valex).......................................      6,000*
  Santa Fe Springs
     (MetalCenter)..........................................    155,000
     (Tube Service).........................................     66,000
  Union City (Reliance Metalcenter).........................    145,000
  Ventura (Valex)...........................................    122,000
  West Sacramento (American Metals).........................    108,000*
Colorado:
  Colorado Springs (Reliance Metalcenter)...................     68,000
  Denver
     (Engbar)...............................................     36,000*
     (Tube Service).........................................     21,000*
Florida:
  Jacksonville (Chatham)....................................     30,000
  Orlando (Chatham).........................................    127,000
  Tampa (Phoenix Metals)....................................     32,000
Georgia:
  Atlanta (Georgia Steel)...................................     83,000
  Forest Park (AMI).........................................     41,000*
  Norcross (Phoenix Metals).................................    170,000
  Savannah (Chatham)........................................    178,000
Illinois:
  Peoria (Hagerty)..........................................    223,000
  Rockford (Liebovich)......................................    387,000
  Rockford (Liebovich)......................................     30,000
  Rockford (Liebovich)......................................     10,000
Kansas:
  Wichita
     (AMI)..................................................     35,000*
     (Reliance Metalcenter).................................     45,000*
Maryland:
  Baltimore (Durrett).......................................    260,000
Michigan:
  Wyoming (Liebovich).......................................     65,000
New Jersey:
  Swedesboro (AMI)..........................................     36,000*
New Mexico:
  Albuquerque
     (Reliance Metalcenter).................................     44,000
     (Reliance Steel Company)...............................     34,000
North Carolina:
  Charlotte (Phoenix Metals)................................     41,000*
  Durham (Chatham)..........................................    110,000
  Greensboro (Steel Bar)....................................     43,000*

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Ohio:
  Massillon (SSA)...........................................     27,000
Oregon:
  Portland
     (Reliance Metalcenter).................................     44,000
     (Tube Service).........................................     17,000*
     (Valex)................................................      8,000*
Pennsylvania:
  Allentown (Valex).........................................      5,000*
  Indianola (Allegheny).....................................     53,000*
South Carolina:
  Columbia (Chatham)........................................     81,000*
  Spartanburg (Siskin)......................................     96,000
Tennessee:
  Brentwood (Phoenix Metals)................................     16,000*
  Chattanooga (Siskin)......................................    439,000
  Nashville (Siskin)........................................    117,000
Texas:
  Arlington (Reliance Metalcenter)..........................    107,000
  Austin (Valex)............................................      8,000*
  Fort Worth (AMI)..........................................     75,000*
  Garland (Arrow Metals)....................................     45,000
  Houston (Reliance Metalcenter)............................     30,000
  San Antonio (Arrow Metals)................................     23,000*
  San Antonio (Reliance Metalcenter)........................     77,000
Utah:
  Salt Lake City
     (Affiliated Metals)....................................     86,000
     (CCC Steel)............................................     51,000
     (Reliance Metalcenter).................................    105,000
Washington:
  Algona (AMI)..............................................     27,000*
  Tacoma (SSA)..............................................     26,000*
International Distribution Center
Fuveau, France (Valex)......................................      2,500*

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed for trading on the New York Stock Exchange and was first traded on September 16, 1994. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter for 1999 and 1998. This information is based on closing composite selling prices reported by the New York Stock Exchange.

                                                     1999                  1998
                                              ------------------    ------------------
                                               HIGH*      LOW*       HIGH*      LOW*
                                              -------    -------    -------    -------
First Quarter...............................  $19.583    $16.917    $25.667    $19.250
Second Quarter..............................   26.542     18.125     27.250     24.083
Third Quarter...............................   25.750     20.375     25.333     19.167
Fourth Quarter..............................   24.375     17.813     21.959     17.000

---------------
* Adjusted to reflect the 3-for-2 common stock split in September 1999.

     As of March 20, 2000, there were approximately 305 record owners of Reliance Common Stock.

     The Company has paid quarterly cash dividends on its Common Stock for approximately 40 years. In 1998, the Company paid quarterly dividends of $.04 per share, after the effect of the 3-for-2 common stock split in September 1999. The 1999 quarterly dividend was increased to $.043 per share and then further increased to $.05 per share in the fourth quarter. The Board of Directors of the Company again increased the quarterly dividend by 10% to $.055 per share in February 2000. From time to time, the Company has also paid stock dividends. Most recently, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend in September 1999, which is reflected in the above dividend amounts.

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

     The following table sets forth certain information with respect to cash dividends paid by the Company during the past two fiscal years:

 DATE OF DECLARATION           RECORD DATE          PAYMENT DATE           DIVIDENDS(1)
 -------------------           -----------          ------------          ---------------
  11/22/99                      12/17/99               1/5/00             $.05 per share
   7/29/99                       8/16/99               9/1/99             $.043 per share
   4/27/99                       5/12/99              5/28/99             $.043 per share
   2/18/99                        3/8/99              3/31/99             $.043 per share
  11/19/98                      12/18/98               1/8/99             $.04 per share
   8/27/98                        9/8/98              9/15/98             $.04 per share
   5/20/98                        6/2/98              6/12/98             $.04 per share
   2/23/98                       3/16/98               4/6/98             $.04 per share

---------------
(1) Amounts have been restated to reflect the September 1999 3-for-2 common stock split.

ITEM 6. SELECTED FINANCIAL DATA.

     The Selected Consolidated Financial Data presented below should be read in connection with the accompanying Consolidated Financial Statements of the Company and the notes related thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                              1999         1998        1997       1996       1995
                                           ----------   ----------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Net sales(1)...........................  $1,511,065   $1,352,807   $961,518   $653,975   $561,341
  Cost of sales..........................   1,097,437    1,024,214    737,500    492,199    432,059
                                           ----------   ----------   --------   --------   --------
  Gross profit...........................     413,628      328,593    224,018    161,776    129,282
  Warehouse, delivery, selling, general
     and administrative expenses(2)......     304,150      239,651    164,580    118,089     94,609
                                           ----------   ----------   --------   --------   --------
  Income from operations.................     109,478       88,942     59,438     43,687     34,673
  Other income (expense):
     Interest expense....................     (23,299)     (17,585)   (10,861)    (3,940)    (1,595)
     Other income........................       6,365        3,042      3,611      4,464      2,318(3)
  Equity earnings of 50%-owned company
     and joint venture...................       3,866        5,873      5,798      5,340      3,199
                                           ----------   ----------   --------   --------   --------
  Income before income taxes.............      96,410       80,272     57,986     49,551     38,595
  Income taxes...........................     (38,800)     (32,597)   (23,810)   (19,761)   (15,893)
                                           ----------   ----------   --------   --------   --------
  Net income.............................  $   57,610   $   47,675   $ 34,176   $ 29,790   $ 22,702
                                           ==========   ==========   ========   ========   ========
  Earnings per share -- diluted(4)(5)....  $     2.07   $     1.68   $   1.44   $   1.27   $    .97
  Earnings per share -- basic(4)(5)......  $     2.08   $     1.69   $   1.45   $   1.28   $    .97
  Weighted average common shares
     outstanding -- diluted(4)...........      27,892       28,305     23,812     23,520     23,387
  Weighted average common shares
     outstanding -- basic(4).............      27,748       28,153     23,604     23,190     23,280
  Cash dividends per
     share -- diluted(4).................  $      .18   $      .16   $    .11   $    .08   $    .07
Balance Sheet Data (December 31):
  Working capital........................  $  273,040   $  289,147   $213,252   $136,765   $100,731
  Total assets...........................     900,005      841,395    583,866    391,176    260,473
  Long-term debt.........................     318,050      343,250    143,350    107,450     30,350
  Shareholders' equity...................     400,328      345,802    313,164    192,642    163,917

---------------
(1) Does not include consolidated revenues of $113.0 million, $177.2 million, $183.7 million, $178.9 million and $86.4 million for American Steel, L.L.C. for the twelve months ended December 31, 1999, 1998, 1997 and 1996, and the period July 1 to December 31, 1995, respectively. This 50% investment is accounted for by the equity method, so the Company includes 50% of American Steel's earnings in the Company's net income and earnings per share amounts.

(2) Includes depreciation and amortization amounts.

(3) Includes income received from rental agreements with and services provided to Feralloy Reliance Company, L.P., a joint venture in which the Company owned a 50% interest, which was dissolved effective September 30, 1995.

(4) Amounts have been retroactively adjusted to reflect the June 1997 3-for-2 stock split and the September 1999 3-for-2 stock split.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The metals service center industry was faced with a difficult market from a pricing standpoint during most of 1999. However, the Company experienced record sales and earnings results, primarily due to the inclusion of sales and earnings from the four companies acquired by Reliance in 1999 and the seven companies acquired by Reliance in 1998, as well as generally strong demand, product diversity and effective sales management. Although pricing for most of the Company's products remained near all-time lows during most of 1999, the Company was able to increase its gross margins during this period by lowering its selling prices at a slower rate than the reductions in metal costs. In the second half of the year, as increases in certain metal costs were announced, the Company began increasing selling prices for these products before the increases in the costs of these materials were effective. Again, this allowed the Company to increase gross margin percentages. The expanded product and geographic diversity obtained through recent acquisitions also contributed to the record results. In 1999, the Company was impacted by reduced sales to the aerospace industry due mainly to decreased purchasing patterns by certain of its large aerospace customers. During 1998, aerospace sales were a large contributor to the Company's revenues and earnings. Improvements in the semiconductor and electronics industries, along with continued strong demand in construction and related industries, allowed the Company to replace the loss in aerospace related business with increased sales to these industries. The Company believes its results have been less volatile to the economic trends affecting the industry because its operations are geographically diversified, it has a wide range of products, and its customer base and the industries to which it sells are highly diversified.

     Reliance's diversification and financial performance have benefited from several significant acquisitions during the reported periods, each of which has been immediately accretive to earnings. Additionally, the Company's successful efforts to continue to expand through strategic acquisitions and to increase its efficiencies and physical capacities through capital expenditure programs have enabled it to lessen the impact of regional economic recessions on the overall results of its operations. Management believes that the Company is positioned to take full advantage of improved economic environments, while at the same time it is poised to operate efficiently in less favorable economies because of its tight cost controls, high inventory turnover and diversification. Management does not anticipate the same rate of growth in gross margins and net income in 2000 as in recent years, due to increasing costs of materials for most of its products, net of the impact of any acquisitions which may be made during 2000.

RECENT DEVELOPMENTS

     The Company completed four acquisitions during 1999, and has already completed one acquisition in 2000. Through these acquisitions, the Company made its entry into the Midwest market of the United States. In addition, two new facilities were opened, two existing facilities were closed, and two foreign companies were formed.

     On February 5, 2000, the Company, through a newly-formed, wholly-owned subsidiary of Liebovich Bros., Inc. ("Liebovich"), a wholly-owned subsidiary of the Company, acquired the assets and business of the service center division of Hagerty Brothers Company, located in Peoria, Illinois. The newly-formed company, Hagerty Steel & Aluminum Company ("Hagerty"), sells primarily carbon steel products. Net sales of the service center business of Hagerty Brothers Company were approximately $30 million for the year ended December 31, 1999.

     On October 1, 1999, the Company acquired the service center assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business was based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products, with 1998 annual sales of approximately $22 million. The Arrow Metals facilities operate as divisions of the Company.

     On September 3, 1999, the Company acquired 100% of the stock of Allegheny Steel Distributors, Inc. ("Allegheny"), a privately-held metals service center based in Indianola (Pittsburgh), Pennsylvania. Allegheny specializes in cutting-to-length and blanking primarily carbon steel flat-rolled products. Allegheny had sales of approximately $31 million in the year ended December 31, 1998.

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc., a privately-held metals service center company headquartered in Rockford, Illinois, for approximately $60 million in cash. This acquisition provided the Company an entry into a new market, the Midwest area of the United States. Liebovich provides primarily carbon steel products and has a metals service center facility and two metal fabrication facilities in Rockford, Illinois, as well as a service center in Wyoming (Grand Rapids), Michigan. Liebovich is operated as a wholly-owned subsidiary of the Company. Liebovich's 1998 annual sales were approximately $130 million.

     In February 1999, the Company's subsidiary, Valex Corp. ("Valex"), purchased certain assets of one of its leading domestic competitors, Advanced MicroFinish, Inc. Although the purchase price amount was not material, this purchase increased Valex's product diversification and provided additional technology to service the semiconductor industry.

     In June 1999, Phoenix Corporation ("Phoenix Metals"), a wholly-owned subsidiary of the Company, expanded its market presence by opening a new service center location in Brentwood (Nashville), Tennessee. During December 1999, the Company opened a new Tube Service Co. facility in Portland, Oregon. The Tube Service products were previously being sold through a Reliance Metalcenter division in Portland. Opening these facilities allowed the Company to expand its product diversification in existing geographic markets. The Company closed two facilities in 1999, a Reliance Metalcenter division in Casper, Wyoming, and a Chatham Steel Corporation ("Chatham") processing facility in Birmingham, Alabama, as they were not performing at levels acceptable to the Company.

     The Company expanded its foreign presence in 1999 through Valex, by establishing a corporation in France, Valex S.A.R.L., and by forming a joint venture in Korea, Valex Korea Co., Ltd. ("Valex Korea"). Valex had previously opened a sales office in France; however, in 1999, Valex began stocking material in France to better serve the European market, and created a French corporation at such time. Valex owns a 66.5% interest in Valex Korea, which will be based in Seoul, Korea. Although the joint venture has been formed, Valex Korea will not be operational until the second half of 2000, as the facility is currently being built.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 1999 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                   1999                       1998                      1997
                          -----------------------    -----------------------    ---------------------
                                          % OF                       % OF                     % OF
                              $         NET SALES        $         NET SALES       $        NET SALES
                          ----------    ---------    ----------    ---------    --------    ---------
Net sales...............  $1,511,065      100.0%     $1,352,807      100.0%     $961,518      100.0%
Gross profit............     413,628       27.4         328,593       24.3       224,018       23.3
Operating expenses......     278,552       18.4         220,205       16.3       151,415       15.7
Depreciation expense....      18,794        1.2          14,810        1.1        10,404        1.1
                          ----------      -----      ----------      -----      --------      -----
Income from
  operations............  $  116,282        7.7%     $   93,578        6.9%     $ 62,199        6.5%
                          ==========      =====      ==========      =====      ========      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $158,258, or 11.7%, for the year 1999 compared to 1998, which reflects an increase in tons sold of 35.1% and a decrease in the average selling price per ton of 17.4%. The increase in sales volume during 1999 was primarily due to the inclusion of twelve months of sales from the 1998 acquisitions along with sales from the 1999 acquisitions, as follows: Phoenix Metals, acquired January 30, 1998; Durrett Sheppard Steel Co., Inc. ("Durrett"), acquired January 30, 1998; Chatham, acquired July 1, 1998; Lusk Metals, acquired September 18, 1998; American Metals Corporation ("American Metals"), acquired October 1, 1998; Steel Bar Corporation ("Steel Bar"), acquired October 1, 1998; Engbar Pipe & Steel Co. ("Engbar"), acquired October 5, 1998; Liebovich, acquired March 1, 1999; Allegheny, acquired September 1, 1999; and Arrow Metals, acquired October 1, 1999 (collectively, the "Acquisitions"). The increased sales volume was somewhat offset due to a decrease of approximately 17.1% in tons sold to the aerospace market during 1999. The average selling price for 1999 decreased 17.4% from the 1998 average selling price due to lower costs of material for most of the Company's products, and a shift in product mix. As most of the companies acquired during 1999 and 1998 sell primarily carbon steel products, which generally have a lower selling price than other products sold by the Company, the shift in product mix has contributed to lower average selling prices. Reduced aerospace sales volume also contributed to the lower average selling price, as the heat-treated aluminum products sold to the aerospace industry are among the most high priced products sold by the Company. Further, prices of heat treated aluminum products decreased during 1999, which also lowered the average selling price.

     Excluding sales of the Acquisitions, sales declined $110,588 primarily due to lower selling prices and changes in product mix. The lower sales amount includes a 2.4% increase in tons sold, which is primarily due to general economic improvements, especially in the semiconductor and electronics industries. The average selling price decreased by 12.4% in 1999 as compared to 1998, primarily due to reduced selling prices of most of the Company's products, a greater shift toward carbon steel products, and reduced sales to the aerospace market in 1999.

     The Company recorded a one-time net gain of $2,341 from a life insurance policy, which was not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP") during 1999. The life insurance proceeds related to the death of one of the Company's executive officers in January 1999 and are net of the amount to be paid to his beneficiary under the terms of the SERP.

     Total gross profit increased to $413,628 in 1999, compared to $328,593 in 1998, an increase of 25.9%, due mainly to the additional gross profit generated by the Acquisitions. Expressed as a percentage of sales, gross profit increased to 27.4% for 1999, compared to 24.3% in 1998. This increase was primarily due to costs of raw materials declining at a more rapid rate than selling prices for most of the Company's products during most of 1999. Also, in the latter half of 1999, when price increases for many of the Company's materials were announced, the Company's sales force was able to increase selling prices to its customers in advance of the increased costs taking effect. This allowed the Company to expand its gross margin percentage during this period of changing prices. In addition, certain of the Acquisitions typically operate at higher gross margin percentages than the Company has historically operated at on a consolidated basis. This positively contributed to the improvement in gross margin as a percentage of sales in the 1999 period.

     Warehouse, delivery, selling, and general and administrative expenses increased $58,347, or 26.5%, for 1999 due to the increased sales volume primarily from the Acquisitions. These expenses represented 18.4% and 16.3% of sales in 1999 and 1998, respectively. The increase in expenses as a percentage of sales is primarily due to the lower selling prices experienced during 1999, and due to certain of the Acquisitions typically operating at higher expense levels than those historically experienced by the Company on a consolidated basis. These acquired companies also operate at higher gross margin levels, as discussed above. Excluding the Acquisitions, these expenses decreased by $1,300 in 1999 compared to 1998, on an increased sales volume of 2.4% which illustrates the impact of lower selling prices on these expenses expressed as a percentage of sales.

     Depreciation and amortization expense increased $6,152 for 1999 compared to 1998. The increase is primarily due to the inclusion of both the depreciation expense and the amortization of goodwill related to the Acquisitions.

     Income from operations increased to $116,282 in 1999 from $93,578 in 1998. The increase was mainly attributable to increased gross profit margins and the inclusion of operating income from the Acquisitions.

     Interest expense increased by 32.5% in 1999 compared to 1998 due to an increase in the average debt outstanding to fund primarily acquisitions made in the second half of 1998. This increased the 1999 beginning debt outstanding, which was then reduced slightly during the year.

     The effective income tax rate of the Company decreased from 40.6% in 1998 to 40.2% in 1999, mainly due to the Company's receipt of tax free life insurance proceeds during 1999. The effect of this benefit was somewhat offset by increased non-deductible amortization of goodwill for certain of the Acquisitions.

     Included in pre-tax income for 1999 is a one-time net gain of $2,341 from life insurance proceeds discussed above. This resulted in net income of $.05 per diluted share in the 1999 period.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $391,289, or 40.7%, for the year 1998 compared to 1997, which reflects an increase in tons sold of 47.2% and a decrease in the average selling price per ton of 4.5%. The increase in sales volume during 1998 was primarily due to the inclusion of twelve months of sales from AMI Metals, Inc. ("AMI"), Service Steel Aerospace Corp. ("SSA"), and Georgia Steel Supply Company ("Georgia Steel"), which were acquired during 1997, along with sales from companies acquired in 1998, which include Phoenix Metals, Durrett, Chatham, Lusk Metals, American Metals, Steel Bar and Engbar, (collectively, the "1998 Acquisitions"). The average selling price for 1998 decreased 4.5% from the 1997 average selling price due to lower selling prices based on lower costs of material for most of the Company's products, a shift in product mix and continued lower selling prices for electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry in 1998, as compared to 1997. As most of the companies acquired during 1998 sell primarily carbon steel products, which generally have a lower selling price than other products sold by the Company, the shift in product mix has contributed to lower selling prices. Also, because the selling prices of electropolished stainless steel tubing and fittings sold to the semiconductor manufacturing industry are significantly higher than most other products sold by the Company, the reduced quantities of this product sold during 1998 resulted in a significant decline in the overall average selling price. Excluding sales of the 1998 Acquisitions, the Company reported a 0.7% increase in tons sold, which is primarily due to general economic improvements and an increased market share in the Company's market areas, especially in the southeastern United States market, and a 3.9% decrease in the average selling price from 1997 to 1998 primarily due to reduced selling prices of electropolished stainless steel tubing and fittings, as discussed above, and a greater shift toward carbon steel products.

     Included in other income for 1997 is a net gain of $1,008 realized on the sale of real property at the former Santa Clara, California location.

     Total gross profit increased $104,575, or 46.7%, compared to 1997, due mainly to the additional gross profit generated by the 1998 Acquisitions. Expressed as a percentage of sales, gross profit increased to 24.3% for 1998, compared to 23.3% in 1997. This increase was primarily due to costs of raw materials declining at a more rapid rate than selling prices for most of the Company's products during 1998, from 1997 levels. In addition, the Company's ability to turn its inventory faster than most of its competitors allowed the Company to maximize its gross margins during this period of declining prices.

     Warehouse, delivery, selling, and general and administrative expenses increased $68,790, or 45.4%, for 1998 compared to 1997. These expenses represented 16.3% and 15.8% of sales in 1998 and 1997, respectively. The dollar increase in expenses reflects the increase in sales volume for the 1998 period, which includes the sales and related operating expenses of the 1998 Acquisitions. The increase in expenses as a percentage of sales is primarily due to selling prices declining throughout 1998, while volume was increasing, and fixed costs remained constant.

     Depreciation and amortization expense increased 47.7% for 1998 compared to 1997. The increase is primarily due to the inclusion of depreciation expense and the amortization of goodwill related to the 1998 Acquisitions.

     Income from operations increased 50.5% from $62,199 in 1997 to $93,578 in 1998. The increase was mainly attributable to increased gross profit and the inclusion in 1998 of operating income from the 1998 Acquisitions.

     Interest expense increased $6,724 in 1998 compared to 1997 due to an increase in the average debt outstanding to fund the 1998 Acquisitions.

     The effective income tax rate of the Company decreased from 41.0% in 1997 to 40.6% in 1998, mainly due to the election of a tax treatment that allows the amortization of goodwill for certain of the 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     At December 31, 1999, working capital amounted to $273,040, compared to $289,147 at December 31, 1998. Cash flow from operations increased significantly for 1999 as compared to 1998 mainly due to the Company's continued focus on inventory turnover, resulting in 1999 inventory levels decreasing by $46,115, excluding the addition of inventories from companies acquired in 1999, from December 31, 1998. Also contributing to this increase were increased net income, improved accounts receivable collectibility, and an increase in accounts payable and accrued expenses, which resulted primarily from the timing of year end purchases. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

     The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. The syndicated credit facility has a borrowing limit of $200,000 with an allowance to use up to $175,000 of the line of credit to make acquisitions. As of December 31, 1999, $25,000 was outstanding under this credit facility. The Company also has an agreement that allows the Company to issue and have outstanding letters of credit in an amount not to exceed $10,000. Additionally, the Company has agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $290,000. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010, with an average life of 9.1 years, and bear interest at an average fixed rate of 6.83% per annum.

     Such sources of liquidity, as discussed above, were sufficient to fund the Acquisitions. The purchase price of the acquisitions made in 1999 totaled approximately $83,650. See "Recent Developments" section for a complete discussion of the acquisitions made in 1999.

     Net capital expenditures, excluding acquisitions, were $19,524 for the 1999 year. The Company had no material commitments for capital expenditures as of December 31, 1999. The Company anticipates that the funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future. The purchase of Hagerty was funded with borrowings on the Company's line of credit.

     The Board of Directors declared a 3-for-2 common stock split, in the form of a 50% stock dividend, effective September 24, 1999, to shareholders of record September 2, 1999.

     On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 6,000,000 shares. The Company has purchased a total of 2,672,325 shares of its Common Stock, at an average purchase price of $9.91 per share, as of December 31, 1999, all of which are being treated as authorized but unissued shares. In February 2000, the Company repurchased 36,850 shares of its Common Stock at an average purchase price of $18.08 per share, which are being treated as authorized but unissued shares. The Company did not repurchase any shares during 1999. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

INFLATION

     The Company's operations have not been, nor are they expected to be, materially affected by general inflation. Historically, the Company has been successful in adjusting prices to its customers to reflect changes in metal prices.

SEASONALITY

     The Company recognizes that some of its customers may be in seasonal businesses, especially customers in the construction industry. As a result of the Company's geographic, product and customer diversity, however, the Company's operations have not shown any material seasonal trends. Revenues in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of the Company's products and holiday closures for some of its customers. There can be no assurance that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

GOODWILL

     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $215,247,000 at December 31, 1999, or approximately 24% of total assets or 54% of consolidated shareholders' equity. The amortization of goodwill amounted to $5,796,000, or approximately 6% of pretax income. The Company's estimate of the useful life of goodwill of 40 years is considered appropriate due to the long-term nature of the business, including its customers, supply sources and longevity of operations. The risk associated with the carrying value of goodwill is whether future operating income (before amortization of goodwill) will be sufficient on an undiscounted basis to recover the carrying value. The Company reviews the recoverability of goodwill whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is either based upon significant losses of an entity or on the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment is calculated based upon the discounted cash flows or the market values as compared to the recorded costs. In management's opinion, the recorded amounts for goodwill are recoverable and no impairment exists at December 31, 1999. However, any significant change in the useful lives of goodwill, as estimated by management, could have a material adverse effect on future results of operations and financial condition.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its conversions, testing and modifications of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, and metal pricing and availability. Additionally, the Company is exposed to market risk primarily related to its fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect the Company's market value of fixed rate debt. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current holdings of debt, the exposure to interest rate risk is not considered to be material. Fixed rate debt obligations currently issued by the Company are not callable until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         RELIANCE STEEL & ALUMINUM CO.

                          AUDITED FINANCIAL STATEMENTS

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   23
Consolidated Balance Sheets at December 31, 1999 and 1998...   24
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997..........................   25
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   26
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   27
Notes to Consolidated Financial Statements..................   28

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly, in all material respects the information set forth therein.

                                                           LOGO

Long Beach, California
February 10, 2000

                         RELIANCE STEEL & ALUMINUM CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  9,862    $  6,496
  Accounts receivable, less allowance for doubtful accounts
     of $6,351 in 1999 and $5,816 in 1998...................   167,674     156,150
  Inventories...............................................   232,911     240,697
  Prepaid expenses and other current assets.................     5,472       2,048
  Deferred income taxes.....................................    12,999      12,899
                                                              --------    --------
          Total current assets..............................   428,918     418,290
Property, plant and equipment, at cost:
  Land......................................................    31,583      31,202
  Buildings.................................................   132,165     125,051
  Machinery and equipment...................................   159,390     137,841
  Allowances for depreciation...............................   (95,756)    (81,013)
                                                              --------    --------
                                                               227,382     213,081
Investment in 50%-owned company.............................    19,306      24,942
Goodwill, net of accumulated amortization of $12,957 in 1999
  and $7,161 in 1998........................................   215,247     176,949
Other assets................................................     9,152       8,133
                                                              --------    --------
          Total assets......................................  $900,005    $841,395
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $103,968    $ 91,615
  Accrued expenses..........................................    27,820      17,768
  Wages and related accruals................................    16,191      10,010
  Deferred income taxes.....................................     7,749       9,650
  Current maturities of long-term debt......................       150         100
                                                              --------    --------
          Total current liabilities.........................   155,878     129,143
Long-term debt..............................................   318,050     343,250
Deferred income taxes.......................................    25,749      23,200
Commitments.................................................        --          --
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares -- 5,000,000
     None issued or outstanding.............................        --          --
  Common stock, no par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares 27,798,151 in 1999 and
      27,674,703 in 1998, stated capital....................   153,120     151,903
  Retained earnings.........................................   247,208     193,899
                                                              --------    --------
          Total shareholders' equity........................   400,328     345,802
                                                              --------    --------
          Total liabilities and shareholders' equity........  $900,005    $841,395
                                                              ========    ========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $ 1,511,065    $ 1,352,807    $   961,518
Gain from SERP......................................        2,341             --             --
Gain on sale of real estate.........................           --             --          1,008
Other income........................................        4,024          3,042          2,603
                                                      -----------    -----------    -----------
                                                        1,517,430      1,355,849        965,129
Costs and expenses:
  Cost of sales.....................................    1,097,437      1,024,214        737,500
  Warehouse, delivery, selling, administrative and
     general........................................      278,552        220,205        151,415
  Depreciation and amortization.....................       25,598         19,446         13,165
  Interest..........................................       23,299         17,585         10,861
                                                      -----------    -----------    -----------
                                                        1,424,886      1,281,450        912,941
                                                      -----------    -----------    -----------
Income before equity in earnings of 50%-owned
  company and income taxes..........................       92,544         74,399         52,188
Equity in earnings of 50%-owned company.............        3,866          5,873          5,798
                                                      -----------    -----------    -----------
Income before income taxes..........................       96,410         80,272         57,986
Income taxes........................................       38,800         32,597         23,810
                                                      -----------    -----------    -----------
Net income..........................................  $    57,610    $    47,675    $    34,176
                                                      ===========    ===========    ===========
Earnings per share -- diluted.......................  $      2.07    $      1.68    $      1.44
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- diluted......   27,891,883     28,305,187     23,812,026
                                                      ===========    ===========    ===========
Earnings per share -- basic.........................  $      2.08    $      1.69    $      1.45
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- basic........   27,748,307     28,152,550     23,604,361
                                                      ===========    ===========    ===========
Cash dividends declared.............................  $       .18    $       .16    $       .11
                                                      ===========    ===========    ===========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 COMMON STOCK
                                                            ----------------------    RETAINED
                                                              SHARES       AMOUNT     EARNINGS
                                                            ----------    --------    --------
Balance at January 1, 1997................................  23,234,145    $ 61,131    $131,511
  Net income for the year.................................          --          --      34,176
  Stock options exercised.................................     146,850         787       1,243
  Stock issued under incentive bonus plan.................      33,267         449          --
  Cash dividends -- $.11 per share........................          --          --      (2,605)
  Repurchase of stock.....................................    (559,575)     (1,514)     (5,922)
  Issuance of stock, net of offering costs of $371........   5,392,500      93,908          --
                                                            ----------    --------    --------
Balance at December 31, 1997..............................  28,247,187     154,761     158,403
  Net income for the year.................................          --          --      47,675
  Stock options exercised.................................      65,189         527          --
  Stock issued under incentive bonus plan.................       8,527         196          --
  Cash dividends -- $.16 per share........................          --          --      (4,502)
  Repurchase of stock.....................................    (646,200)     (3,581)     (7,677)
                                                            ----------    --------    --------
Balance at December 31, 1998..............................  27,674,703     151,903     193,899
  Net income for the year.................................          --          --      57,610
  Stock options exercised.................................     112,775       1,034         648
  Stock split -- fractional shares........................        (163)         (5)         --
  Stock issued under incentive bonus plan.................      10,836         188          --
  Cash dividends -- $.18 per share........................          --          --      (4,949)
                                                            ----------    --------    --------
Balance at December 31, 1999..............................  27,798,151    $153,120    $247,208
                                                            ==========    ========    ========

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
OPERATING ACTIVITIES
Net income..............................................  $  57,610    $  47,675    $  34,176
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................     25,598       19,446       13,165
  Deferred taxes........................................       (190)        (199)       1,299
  Loss (gain) on sales of equipment.....................        200          345         (265)
  Net gain from SERP benefit............................     (2,341)          --           --
  Net gain on sale of real estate.......................         --           --       (1,008)
  Equity in earnings of 50%-owned company...............     (3,866)      (5,644)      (5,109)
  Changes in operating assets and liabilities:
     Accounts receivable................................      7,843       15,187      (16,302)
     Inventories........................................     35,004       (3,256)         548
     Prepaid expenses and other assets..................     (6,407)      (3,497)       1,075
     Accounts payable and accrued expenses..............     17,904      (39,122)      12,179
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    131,355       30,935       39,758
INVESTMENT ACTIVITIES
Purchases of property, plant and equipment..............    (19,524)     (23,671)     (26,561)
Proceeds from life insurance............................      3,397           --           --
Proceeds from sales of equipment........................      5,542        2,415        3,276
Acquisitions of metals service centers, net of cash
  acquired, and asset purchases of metals service
  centers...............................................    (92,955)    (152,350)     (80,514)
Dividends received from 50%-owned company...............      9,503        1,200        5,307
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........    (94,037)    (172,406)     (98,492)
FINANCING ACTIVITIES
Proceeds from borrowings................................     79,000      363,000      256,000
Principal payments on long-term debt and short-term
  borrowings............................................   (109,868)    (234,043)    (250,380)
Dividends paid..........................................     (4,949)      (4,502)      (2,605)
Issuance of common stock................................        188          723       95,144
Exercise of stock options...............................      1,677           --        1,243
Repurchase of common stock..............................         --      (11,258)      (7,436)
                                                          ---------    ---------    ---------
Net cash (used in) provided by financing activities.....    (33,952)     113,920       91,966
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........      3,366      (27,551)      33,232
Cash and cash equivalents at beginning of year..........      6,496       34,047          815
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $   9,862    $   6,496    $  34,047
                                                          =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

     During 1997, certain assets of the Company were exchanged in non-monetary transactions. The asset values exchanged were approximately $1,900 and $1,200, respectively.

                            See accompanying notes.

                         RELIANCE STEEL & ALUMINUM CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include Allegheny Steel Distributors, Inc., American Metals Corporation, AMI Metals, Inc., CCC Steel, Inc., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Engbar Pipe & Steel Co., Liebovich Bros., Inc., Lusk Metals, Phoenix Corporation (including Steel Bar Corporation), Service Steel Aerospace Corp., and Siskin Steel & Supply Company, Inc., and 97%-owned Valex Corp., on a consolidated basis ("the Company"). All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 50% investment in American Steel, L.L.C. on the equity method of accounting.

  Business

     The Company operates a metals service center network of 72 processing and distribution facilities (not including American Steel, L.L.C.) within 21 states and France, which provide value-added metals processing services and distribute a full line of more than 75,000 metal products.

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

  Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution. At times, cash balances held at financial institutions were in excess of federally insured limits. Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company's products are sold. Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.

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

                               DECEMBER 31, 1999

  Long-Lived Assets

     The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings...................................................  31 1/2 years
Machinery and equipment.....................................  3 - 10 years

     Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized on a straight line basis over the period of expected benefit of 40 years. Covenants not to compete and other intangible assets are being amortized over the period of expected benefit, generally five years.

     The Company reviews the recoverability of its long-lived assets, including goodwill as required by Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is either based upon significant losses of an entity or on the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment is calculated based upon the discounted cash flows or the market values as compared to the recorded costs. In management's opinion, no impairment exists at December 31, 1999.

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

  Environmental Remediation Costs

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

  Impact of Recently Issued Accounting Standards

     In the current year, the Company adopted the provisions of Statement of Position (SOP) 98-1, effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over their estimated useful life. There has been no impact on the Company's earnings or financial position due to the adoption of SOP 98-1.

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133). SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair values are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 137 delayed the effective date to fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. At the present time, the Company does not expect SFAS No. 133 to have any effect on the Company's financial position, results of operations, or cash flows because the Company does not presently use derivatives or engage in hedging activities.

  Reclassifications

     Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

 2. ACQUISITIONS

     On October 1, 1999, the Company purchased the assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business was based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products, with 1998 sales of approximately $22,000,000. The Arrow Metals locations are operating as divisions of the Company. Arrow Metals was acquired with cash generated from operations.

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

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("Liebovich"), for approximately $60,000,000 in cash. Liebovich was a privately-held metals service center company with one full-line metals service center and two metals fabrication facilities in Rockford, Illinois, and a metals service center in Wyoming (Grand Rapids), Michigan. Liebovich reported sales of approximately $130,000,000 for the twelve months ended December 31, 1998. Liebovich operates as a wholly-owned subsidiary of the Company. The purchase of Liebovich was funded with cash generated from operations and borrowings on the Company's syndicated credit facility.

     In February 1999, Valex Corp. ("Valex"), a 97%-owned subsidiary of the Company, purchased certain assets and the business of Advanced MicroFinish, Inc., a leading domestic competitor of Valex.

     On October 5, 1998, the Company acquired 100% of the outstanding stock of Engbar Pipe & Steel Co. ("Engbar"), a privately-held metals service center company headquartered in Denver, Colorado. Engbar operated as a wholly-owned subsidiary of the Company, until its merger into the Company effective January 1, 2000. The purchase of Engbar was funded with borrowings under the Company's line of credit.

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

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     Also effective October 1, 1998, American Steel, L.L.C. ("American Steel") distributed equally to its members, the Company and American Industries, Inc. ("Industries"), 100% of the outstanding stock of its wholly-owned subsidiary, American Metals Corporation ("American Metals"). Simultaneously with the distribution, American Metals redeemed the stock owned by Industries in exchange for real property of approximately $6,670,000 and cash of $1,800,000. The real property is being leased back to American Metals. American Metals is based in West Sacramento, California, with additional service centers in Redding and Fresno, California. American Metals operates as a wholly-owned subsidiary of the Company. The Company will continue to account for its investment in American Steel using the equity method of accounting.

     On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center in Hayward, California (near San Francisco), for approximately $22,000,000 in cash. Lusk Metals is operating as a wholly-owned subsidiary of the Company. The purchase of Lusk Metals was funded with borrowings under the Company's line of credit.

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

     Effective December 1, 1997, the Company purchased 100% of the outstanding common stock of Georgia Steel Supply Company ("Georgia Steel"), a privately-held metals service center in Atlanta, Georgia. This purchase was funded with a portion of the proceeds of a public equity offering in November 1997. Georgia Steel operated as a wholly-owned subsidiary of Siskin Steel & Supply Company, Inc. ("Siskin"), until its merger into Siskin effective January 1, 1999.

     Effective October 1, 1997, the Company acquired 100% of the outstanding common stock of Service Steel Aerospace Corp. ("SSA") for approximately $26,000,000 in cash. SSA operates metals service centers in Tacoma, Washington; Massillon, Ohio; and Long Beach, California. SSA is operating as a wholly-owned subsidiary of the Company. The purchase of SSA was funded through the Company's line of credit, which was paid off with a portion of the proceeds from the public equity offering in November 1997.

     Effective April 30, 1997, the Company purchased 100% of the outstanding shares of Amalco Metals, Inc. ("Amalco"), a privately-held metals service center located in Union City, California. This purchase was funded by borrowings under the Company's revolving line of credit, which were later replaced by the issuance of a private placement of debt. Amalco operated as a wholly-owned subsidiary of the Company until it was

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

merged with Reliance in April 1998, and relocated to a new facility, combining operations with an existing Reliance operation.

     Effective April 2, 1997, the Company acquired 100% of the outstanding capital stock of AMI Metals, Inc. ("AMI") for $38,500,000 in cash. AMI is headquartered in Brentwood, Tennessee, with service center locations in Fontana, California; Forest Park (Atlanta), Georgia; Wichita, Kansas; Fort Worth, Texas; Algona (Kent), Washington; and Swedesboro, New Jersey. In November 1998, AMI transferred its Brentwood warehouse operations to Forest Park, with its corporate headquarters remaining in Brentwood. AMI operates as a wholly-owned subsidiary of the Company. The purchase of AMI was funded by borrowings under the Company's revolving line of credit, which were later replaced with the issuance of a private placement of debt.

     These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $44,094,000 and $109,100,000, for the years ended December 31, 1999 and 1998, respectively. Amortization expense for goodwill and other intangible assets amounted to approximately $6,804,000, $4,636,000 and $2,761,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each period after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 1999, 1998, or 1997, appropriately, or of any potential results which may occur in the future.

                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                    1999           1998           1997
                                                 -----------    -----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma (unaudited):
Net sales......................................  $1,551,194     $1,705,160     $1,510,628
Net income.....................................  $   58,623     $   56,308     $   43,409
Earnings per share -- diluted..................  $     2.10     $     1.99     $     1.82
Earnings per share -- basic....................  $     2.11     $     2.00     $     1.84

 3. INVENTORIES

     Inventories of the Company have primarily been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 1999 and 1998, cost on the first-in, first-out ("FIFO") method exceeds the LIFO value of inventories by $13,664,000 and $24,774,000, respectively. Inventories of $47,775,000 and $41,011,000 at
December 31, 1999 and 1998, respectively, were stated on the FIFO method, which is not in excess of market.

 4. INVESTMENT IN 50%-OWNED COMPANY

     The Company maintains a 50% interest in the Membership Units of American Steel, L.L.C. ("American Steel") which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington. American Industries, Inc. ("Industries") owns the other 50% interest in American Steel. The Operating Agreement

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of Industries, or December 31, 2005. The price shall be the greater of Industries' current Capital Account or 50% of the fair market value of American Steel. The Operating Agreement gives the Company operating control over the assets and operations of American Steel. However, due to the existence of super-majority veto rights, the Company is required to account for this investment under the equity method and records its share of earnings based upon the terms of the Operating Agreement. Additionally, until October 1, 1998, American Steel owned 100% of American Metals, which was previously a joint venture between the Company and Industries. As discussed in Note 2 to the consolidated financial statements, the Company now owns 100% of the stock of American Metals.

     The consolidated retained earnings of the Company includes the undistributed earnings of American Steel. The Company's share of undistributed earnings included in consolidated retained earnings amounted to $3,800,000 and $9,437,000 as of December 31, 1999 and 1998, respectively.

 5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due October
  22, 2002, interest at variable rates, weighted average
  rate of 5.5% during 1999..................................  $ 25,000    $ 50,000
Senior unsecured notes due January 2, 2004 to January 2,
  2009, average fixed interest rate 7.22%...................    75,000      75,000
Senior unsecured notes due January 2, 2002 to January 2,
  2008, average fixed interest rate 7.02%...................    65,000      65,000
Senior unsecured notes due October 15, 2005 to October 15,
  2010, average fixed interest rate 6.55%...................   150,000     150,000
Variable Rate Demand Industrial Development Revenue Bonds,
  Series 1989 A, due July 1, 2014, with interest payable
  quarterly; average interest rate during 1999 of 3.0%......     3,200       3,350
                                                              --------    --------
                                                               318,200     343,350
Less amounts due within one year............................      (150)       (100)
                                                              --------    --------
                                                              $318,050    $343,250
                                                              ========    ========

     The Company has entered into a syndicated credit agreement with five banks for a revolving line of credit with a borrowing limit of $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The weighted average interest rates on the line of credit were 5.5% and 5.8% as of December 31, 1999 and 1998, respectively. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average life of 9.1 years, maturing from 2002 to 2010. The Company also entered into a credit agreement that allows the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit.

     The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

     Interest paid during 1999, 1998, and 1997 amounted to $22,842,000, $15,595,000, and $12,079,000, respectively. The syndicated credit facility includes a commitment fee on the unused portion at an annual rate of 0.125%.

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2000........................................................  $    150
2001........................................................       150
2002........................................................    35,150
2003........................................................       150
2004........................................................    22,150
Thereafter..................................................   260,450
                                                              --------
                                                              $318,200
                                                              ========

 6. INCOME TAXES

     Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses not currently deductible for tax.........  $  9,101    $  9,647
  Unicap....................................................     1,813       1,376
  Bad debt..................................................     2,085       1,876
                                                              --------    --------
          Total deferred tax assets.........................    12,999      12,899
                                                              --------    --------
Deferred tax liabilities:
  Tax over book depreciation................................   (16,417)    (16,074)
  Book basis in excess of tax basis on:
     Inventory acquired.....................................    (7,739)     (7,906)
     Property, plant and equipment acquired.................    (9,465)     (7,591)
     Goodwill...............................................    (1,928)       (282)
  Other, net................................................     2,051        (997)
                                                              --------    --------
          Total deferred tax liabilities....................   (33,498)    (32,850)
                                                              --------    --------
          Net deferred tax liabilities......................  $(20,499)   $(19,951)
                                                              ========    ========

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     Significant components of the provision for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $30,704    $27,004    $17,927
  State...............................................    8,286      5,792      4,584
                                                        -------    -------    -------
                                                         38,990     32,796     22,511
Deferred:
  Federal.............................................    1,279       (164)     1,269
  State...............................................   (1,469)       (35)        30
                                                        -------    -------    -------
                                                           (190)      (199)     1,299
                                                        -------    -------    -------
                                                        $38,800    $32,597    $23,810
                                                        =======    =======    =======

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Income tax at U.S. statutory tax rates......................  35.0%    35.0%    35.0%
State income tax, net of federal tax effect.................   4.7      5.0      5.0
Other.......................................................    .5       .6      1.0
                                                              ----     ----     ----
Effective tax rate..........................................  40.2%    40.6%    41.0%
                                                              ====     ====     ====

     Income tax payments during 1999, 1998, and 1997 were $39,720,000, $34,760,000 and $20,551,000, respectively.

 7. STOCK OPTION PLANS

     During 1989, the Company adopted a Non-Qualified Stock Option Plan that provided for the granting of options to key employees to purchase up to 945,000 shares of the Company's Common Stock at a price at least equal to the fair market value of the stock at the grant date. The Plan expired on December 31, 1993. No options were exercisable until after one year from the grant date, and in each of the following four years, 25% of the options became exercisable on a cumulative basis. Options were exercisable for a period of five years from the date of grant. During 1997, options to purchase 122,664 shares were exercised at $4.79 per share, and 9,450 options expired under this plan. All unexercised options outstanding under the 1989 Plan expired during 1997.

     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1994 Plan"). There are 1,687,500 shares of Common Stock reserved for issuance under the 1994 Plan. The 1994 Plan provides for granting of stock options that may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Code") or "non-qualified stock options," which do not satisfy the provisions of
Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding Common Stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     Transactions under the 1994 Plan are as follows:

                                                                        WEIGHTED AVERAGE
                      STOCK OPTIONS                         SHARES       EXERCISE PRICE
                      -------------                        ---------    ----------------
Outstanding at January 1, 1997...........................    498,375         $ 8.11
  Granted................................................    123,750         $17.14
  Exercised..............................................    (24,562)        $ 8.11
  Expired................................................    (57,938)        $ 8.11
                                                           ---------         ------
Outstanding at December 31, 1997.........................    539,625         $10.18
  Granted................................................    289,500         $21.85
  Exercised..............................................    (64,875)        $ 8.11
  Expired................................................    (29,625)        $ 9.12
                                                           ---------         ------
Outstanding at December 31, 1998.........................    734,625         $15.01
  Granted................................................    578,250         $19.52
  Exercised..............................................   (111,275)        $ 9.04
  Expired................................................    (63,187)        $13.84
                                                           ---------         ------
Outstanding at December 31, 1999.........................  1,138,413         $17.94
                                                           =========         ======

     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the "Directors Plan"). There are 300,000 shares of the Company's Common Stock reserved for issuance under the Directors Plan. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company to grant additional options to acquire the Company's Common Stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of the grant, unless specifically approved by the Board of Directors. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Of the options granted in 1999, for 105,000 options, 20% were immediately exercisable upon grant, with 20% becoming exercisable in each of the following four years, as specifically approved by the Board of Directors.

     Transactions under the Directors Plan are as follows:

                                                                        WEIGHTED AVERAGE
                       STOCK OPTIONS                         SHARES      EXERCISE PRICE
                       -------------                         -------    ----------------
Outstanding at January 1, 1998.............................       --         $   --
  Granted..................................................   37,500         $26.08
  Exercised................................................       --         $   --
  Expired..................................................       --         $   --
                                                             -------         ------
Outstanding at December 31, 1998...........................   37,500         $26.08
  Granted..................................................  120,000         $18.77
  Exercised................................................   (1,500)        $18.83
  Expired..................................................       --         $   --
                                                             -------         ------
Outstanding at December 31, 1999...........................  156,000         $20.52
                                                             =======         ======

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 1999:

                                                    OPTIONS OUTSTANDING
                                                ---------------------------            OPTIONS EXERCISABLE
                                                    WEIGHTED                  -------------------------------------
                                                    AVERAGE        WEIGHTED                          WEIGHTED
                                                   REMAINING       AVERAGE    EXERCISABLE AT         AVERAGE
                            OUTSTANDING AT      CONTRACTUAL LIFE   EXERCISE    DECEMBER 31,       EXERCISE PRICE
RANGE OF EXERCISE PRICE   DECEMBER 31, 1999         IN YEARS        PRICE          1999        OPTIONS EXERCISABLE
-----------------------  --------------------   ----------------   --------   --------------   --------------------
$ 8 - $13.............          227,538               1.2           $ 8.83       111,381              $ 8.71
 18 -  20.............          823,875               4.1           $19.03        78,750              $19.48
 23 -  26.............          243,000               3.6           $24.45        45,750              $24.12
-----------                   ---------               ---           ------       -------              ------
$ 8 - $26.............        1,294,413               3.5           $18.26       235,881              $15.30

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Pro forma:
  Net income..........................................  $56,596     $47,223     $33,803
  Earnings per share:
     Diluted..........................................  $  2.03     $  1.67     $  1.42
     Basic............................................  $  2.04     $  1.68     $  1.43

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                             1999      1998      1997
                                                             ----      ----      ----
Risk free interest rate....................................  4.80%     6.00%     6.00%
Expected life in years.....................................     4         4         4
Expected volatility........................................   .30       .11       .37
Expected dividend yield....................................   .70%      .50%      .20%

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

     Various 401(k) and profit sharing plans were maintained by the Company and its subsidiaries. Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan will continue to allow each subsidiary's Board of Directors to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 1999.

     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides post-retirement benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board of Directors. Benefits are based upon the employees' earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. The Company recorded a one-time net gain of $2,341,000 due to life insurance proceeds related to the death of one of its executives in January 1999. This gain is net of the death benefit to be received by the deceased executive's beneficiary, under the terms of the SERP. The proceeds from the life insurance claim will be used to fund the death benefit and other payments under the SERP. The proceeds are recorded in other current assets, and the liability for the death benefit is recorded in current liabilities. The SERP does not maintain its own plan assets, therefore plan assets and related disclosures have been omitted. Assets with a value of $5,834,000 related to the SERP are included in the Company's balance sheet at December 31, 1999. A separate SERP plan exists for one of the companies acquired during 1998, which provides post-retirement benefits to its key employees.

     The net periodic pension cost for the plan was as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------    -----    -----
                                                                   (IN THOUSANDS)
Service cost................................................  $  286     $195     $142
Interest cost...............................................     459      263      147
Recognized gains or (losses)................................      66      (21)     (61)
Prior service cost recognized...............................     196      196      196
                                                              ------     ----     ----
                                                              $1,007     $633     $424
                                                              ======     ====     ====

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     The following is a summary of the status of the funding of the SERP plan:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...............  $ 5,764    $ 2,247    $ 2,883
Benefit obligation from acquired company..............       --      2,137         --
Service cost..........................................      286        195        142
Interest cost.........................................      459        263        147
Actuarial losses (gains)..............................      816      1,005       (847)
Benefits paid.........................................     (232)       (83)       (78)
                                                        -------    -------    -------
          Benefit obligation at end of year...........  $ 7,093    $ 5,764    $ 2,247
                                                        =======    =======    =======
FUNDED STATUS
Funded status of the plan (underfunded)...............  $(7,093)   $(5,764)   $(2,247)
Unrecognized net actuarial losses (gains).............      990        240       (786)
Unamortized prior service cost........................    1,761      1,957      2,152
                                                        -------    -------    -------
          Net amount recognized.......................  $(4,342)   $(3,567)   $  (881)
                                                        =======    =======    =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION
Accrued benefit liability.............................  $(4,804)   $(3,713)   $(1,339)
Intangible asset......................................      462        146        458
                                                        -------    -------    -------
          Net amount recognized.......................  $(4,342)   $(3,567)   $  (881)
                                                        =======    =======    =======

     In determining the actuarial present value of projected benefit obligations for the Company's SERP, the assumptions were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Weighted average assumptions
  Discount rate.............................................  7.0%    6.5%    7.5%
  Rate of compensation increase.............................  6.0%    6.0%    6.0%

     The Company's contribution expense for Company sponsored retirement plans were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Master 401(k) Plan.......................................  $2,596    $2,965    $  972
Employee Stock Ownership Plan............................     800       800       800
Supplemental Executive Retirement Plans..................   1,007       681       644
                                                           ------    ------    ------
                                                           $4,403    $4,446    $2,416
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

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

For 1999, 1998 and 1997, this incentive compensation bonus was payable 75% in cash and 25% in the Company's Common Stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $2,031,000, $1,993,000, and $1,797,000 under the Incentive Plan as of December 31, 1999, 1998, and 1997, respectively. In March 1999 and 1998, the Company issued 10,836 and 8,527 shares of Common Stock to employees under the incentive bonus plan for the years ended December 31, 1998 and 1997, respectively.

 9. SHAREHOLDERS' EQUITY

     The Board of Directors authorized a 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on September 24, 1999, to shareholders of record on September 2, 1999. All references in the financial statements to number of shares and per share amounts have been retroactively adjusted to reflect this stock split.

     In August 1998, the Board of Directors approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 6,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 1999, the Company had repurchased a total of 2,672,325 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $9.91 per share. During 1999, the Company did not repurchase any shares. In February 2000, 36,850 shares were repurchased by the Company at an average price of $18.08 per share.

     In May 1998, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 100,000,000.

     In November 1997, the Company issued 5,392,500 new shares at an offering price of $18.42 per share in a secondary public offering. The proceeds of $93,908,000 (net of underwriter commissions and offering costs) were used to pay down bank debt, to fund the acquisition of Georgia Steel, and to fund a portion of the acquisitions of Durrett and Phoenix Metals.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2013. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1999 (in thousands):

2000........................................................  $10,002
2001........................................................    8,777
2002........................................................    7,187
2003........................................................    5,270
2004........................................................    3,540
Thereafter..................................................    6,761
                                                              -------
                                                              $41,537
                                                              =======

     Total rental expense amounted to $9,992,000, $7,563,000, and $6,228,000 for 1999, 1998, and 1997, respectively.

                         RELIANCE STEEL & ALUMINUM CO.

                               DECEMBER 31, 1999

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

11. EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                         (IN THOUSANDS EXCEPT PER SHARE
                                                                    AMOUNTS)
Numerator:
  Net income..........................................  $57,610     $47,675     $34,176
                                                        =======     =======     =======
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares...................................   27,748      28,152      23,604
                                                        =======     =======     =======
Effect of dilutive securities:
  Employee stock options..............................      144         153         208
                                                        -------     -------     -------
Denominator for dilutive earnings per share:
  Adjusted weighted average shares and assumed
     conversions......................................   27,892      28,305      23,812
                                                        =======     =======     =======
Earnings per share -- diluted.........................  $  2.07     $  1.68     $  1.44
                                                        =======     =======     =======
Earnings per share -- basic...........................  $  2.08     $  1.69     $  1.45
                                                        =======     =======     =======

     All weighted shares and per-share amounts have been adjusted for the 3-for-2 common stock splits that occurred in September 1999 and June 1997. The computations of earnings per share for 1999 and 1998 do not include 243,000 and 190,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

12. SUBSEQUENT EVENTS

     Through its newly-formed company, Hagerty Steel & Aluminum Company ("Hagerty"), the Company purchased the assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois, on February 5, 2000. Hagerty processes and distributes primarily carbon steel products, and operates as a subsidiary of Liebovich Bros., Inc., a wholly-owned subsidiary of the Company. Net sales of the metals service center business of Hagerty Brothers Company were approximately $30,000,000 for the year ended December 31, 1999. The Hagerty assets were acquired with funds from borrowings under the Company's line of credit.

                         RELIANCE STEEL & ALUMINUM CO.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999, 1998 and 1997:

                                      MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      --------    --------    ------------    -----------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999:
  Net sales.........................  $371,884    $384,714      $380,070       $374,397
  Cost of sales.....................   278,489     282,496       275,320        261,132
  Net income........................    14,057      13,658        14,755         15,140
  Earnings per share -- diluted.....       .51         .49           .53            .54
1998:
  Net sales.........................  $315,468    $326,184      $357,819       $353,336
  Cost of sales.....................   241,722     248,390       271,486        262,616
  Net income........................    11,759      12,504        11,938         11,474
  Earnings per share -- diluted.....       .41         .44           .42            .41
1997:
  Net sales.........................  $201,591    $243,824      $254,236       $261,867
  Cost of sales.....................   155,454     187,922       197,718        196,406
  Net income........................     6,924       8,374         8,415         10,464
  Earnings per share -- diluted.....       .30         .37           .37            .40

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the annual report and SEC Form 10-K. The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. All per share amounts have been adjusted for the September 1999 and June 1997 3-for-2 common stock splits.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1) Financial Statements (Included in Item 8.)

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 1999 and 1998

        Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements

        Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 1999, 1998 and 1997

     (2) Financial Statement Schedules

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

     (3) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.01     Registrant's Restated Articles of Incorporation(1)
     3.02     Registrant's Amended and Restated Bylaws(1)
    10.01     Registrant's 1994 Incentive and Non-Qualified Stock Option
              Plan and the Forms of Agreements related thereto(1)
    10.02     Registrant's Form of Indemnification Agreement for officers and directors(1)
    10.03     Incentive Bonus Plans(1)
    10.04     Registrant's Supplemental Executive Retirement Plan dated
              January 1, 1996(2)
    10.05     Credit Agreement for the $200 Million Syndicated Credit
              Facility dated October 22, 1997(3)
    10.06     Amendment No. Two to Credit Agreement dated October 22,
              1997(4)
    10.07     Amendment No. Three to Credit Agreement dated October 22,
              1997(4)
    10.08     Amendment to Registrant's Restated Articles of Incorporation
              dated May 20, 1998(5)
    21.01     Subsidiaries of Registrant
    23.01     Consent of Ernst & Young LLP
    24.01     Power of Attorney(6)

---------------
       (1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

       (2) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

       (3) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

       (4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

       (5) Incorporated by reference from Exhibits to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

       (6) Set forth on page 46 of this report.

(b) Reports on Form 8-K

     None.

                 RELIANCE STEEL & ALUMINUM CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                     END OF
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                -----------                   ----------   ----------   ----------   ----------   ----------
Year Ended December 31, 1997
  Reserve and allowances deducted from asset
     accounts...............................
  Allowance for uncollectible accounts......    $2,899       $1,277       $  692       $  525(1)    $4,343
Year Ended December 31, 1998
  Reserve and allowances deducted from asset
     accounts...............................
  Allowance for uncollectible accounts......    $4,343       $2,206       $1,736       $2,469(1)    $5,816
Year Ended December 31, 1999
  Reserve and allowances deducted from asset
     accounts...............................
  Allowance for uncollectible accounts......    $5,816       $2,226       $  290       $1,982(1)    $6,350

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 27th day of March, 2000.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ DAVID H. HANNAH                    President and Chief Executive   March 27, 2000
-----------------------------------------------------   Officer (Principal Executive
                   David H. Hannah                           Officer); Director

                /s/ GREGG J. MOLLINS                    Executive Vice President and    March 27, 2000
-----------------------------------------------------     Chief Operating Officer;
                  Gregg J. Mollins                                Director

                /s/ KARLA R. MCDOWELL                  Senior Vice President and Chief  March 27, 2000
-----------------------------------------------------   Financial Officer (Principal
                  Karla R. McDowell                     Financial Officer; Principal
                                                             Accounting Officer)

                  /s/ JOE D. CRIDER                    Chairman of the Board; Director  March 27, 2000
-----------------------------------------------------
                    Joe D. Crider

                /s/ THOMAS W. GIMBEL                              Director              March 27, 2000
-----------------------------------------------------
                  Thomas W. Gimbel

                /s/ DOUGLAS M. HAYES                              Director              March 27, 2000
-----------------------------------------------------
                  Douglas M. Hayes

                 /s/ ROBERT HENIGSON                              Director              March 27, 2000
-----------------------------------------------------
                   Robert Henigson

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ KARL H. LORING                               Director              March 27, 2000
-----------------------------------------------------
                   Karl H. Loring

                /s/ WILLIAM I. RUMER                              Director              March 27, 2000
-----------------------------------------------------
                  William I. Rumer

                 /s/ LESLIE A. WAITE                              Director              March 27, 2000
-----------------------------------------------------
                   Leslie A. Waite

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.01     Registrant's Restated Articles of Incorporation(1)
     3.02     Registrant's Amended and Restated Bylaws(1)
    10.01     Registrant's 1994 Incentive and Non-Qualified Stock Option
              Plan and the Forms of Agreements related thereto(1)
    10.02     Registrant's Form of Indemnification Agreement for officers and directors(1)
    10.03     Incentive Bonus Plan(1)
    10.04     Registrant's Supplemental Executive Retirement Plan dated
              January 1, 1996(2)
    10.05     Credit Agreement for the $200 Million Syndicated Credit
              Facility Dated October 22, 1997(3)
    10.06     Amendment No. Two to Credit Agreement dated October 22,
              1997(4)
    10.07     Amendment No. Three to Credit Agreement dated October 22,
              1997(4)
    10.08     Amendment to Registrant's Restated Articles of Incorporation
              dated May 20, 1998(5)
    21.01     Subsidiaries of Registrant
    23.01     Consent of Ernst & Young LLP
    24.01     Power of Attorney(6)

---------------
     (1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

     (2) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

     (3) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

     (4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

     (5) Incorporated by reference from Exhibits to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

     (6) Set forth on page 46 of this report.