Form 10-Q
period 2000-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2000-05-15
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to  ________

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

                                                Yes [X]   No [ ]

        As of April 30, 2000, 27,786,030 shares of the registrant's common stock, no par value, were outstanding.

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


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................................. 6


PART II -- OTHER INFORMATION ............................................................... 9


SIGNATURES ................................................................................ 10

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)

                                                                   MARCH 31,     DECEMBER 31,
                                                                      2000           1999
                                                                  -----------    ------------
                                                                  (unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                        $   7,388      $   9,862
  Accounts receivable, less allowance for doubtful accounts
     of $7,152 at March 2000 and $6,351 at December 1999             206,384        167,674
  Inventories                                                        248,420        232,911
  Prepaid expenses and other current assets                            5,246          5,472
  Deferred income taxes                                               13,079         12,999
                                                                   ---------      ---------
Total current assets                                                 480,517        428,918
Property, plant and equipment, at cost:
  Land                                                                32,577         31,583
  Buildings                                                          138,141        132,165
  Machinery and equipment                                            164,158        159,390
  Allowances for depreciation                                       (100,566)       (95,756)
                                                                   ---------      ---------
                                                                     234,310        227,382
Investment in 50%-owned company                                       17,686         19,306
Goodwill, net of accumulated amortization of $14,428 at
  March 2000 and $12,957 at December 1999                            213,766        215,247
Other assets                                                           9,344          9,152
                                                                   ---------      ---------
Total assets                                                       $ 955,623      $ 900,005
                                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 119,448      $ 103,968
  Accrued expenses                                                    31,399         27,820
  Wages and related accruals                                          10,943         16,191
  Income taxes payable                                                 6,739             --
  Deferred income taxes                                                7,749          7,749
  Current maturities of long-term debt                                   150            150
                                                                   ---------      ---------
Total current liabilities                                            176,428        155,878
Long-term debt                                                       338,050        318,050
Deferred income taxes                                                 26,586         25,749
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                         --             --
  Common stock, no par value:
    Authorized shares - 100,000,000
       Issued and outstanding shares - 27,782,655 at
         March 2000 and 27,798,151 at December 1999,
         stated capital                                              153,215        153,120
  Retained earnings                                                  261,344        247,208
                                                                   ---------      ---------
Total shareholders' equity                                           414,559        400,328
                                                                   ---------      ---------
Total liabilities and shareholders' equity                         $ 955,623      $ 900,005
                                                                   =========      =========


See Notes to Consolidated Financial Statements.

NOTE: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                        2000            1999
                                                      ---------       --------
Net sales                                             $430,841        $371,884
Gain from SERP benefit                                      --           2,341
Other income                                               727             867
                                                      --------        --------
                                                       431,568         375,092
Costs and expenses:
  Cost of sales                                        313,853         278,489
  Warehouse, delivery, selling, administrative
    and general                                         79,296          62,461
  Depreciation and amortization                          6,879           5,967
  Interest                                               5,623           5,839
                                                      --------        --------
                                                       405,651         352,756
Income before equity in earnings of 50%-owned
   company and income taxes                             25,917          22,336
Equity in earnings of 50%-owned company                    967             898
                                                      --------        --------
Income before income taxes                              26,884          23,234

Income taxes:
  Federal                                                9,409           7,876
  State                                                  1,344           1,301
                                                      --------        --------
                                                        10,753           9,177
                                                      --------        --------
Net income                                            $ 16,131        $ 14,057
                                                      ========        ========
Earnings per share - diluted                          $    .58        $    .51
                                                      ========        ========
Per share gain from SERP benefit - diluted            $     --        $    .05
                                                      ========        ========
Weighted average shares outstanding - diluted           27,900          27,797
                                                      ========        ========
Earnings per share - basic                            $    .58        $    .51
                                                      ========        ========
Weighted average shares outstanding - basic             27,785          27,689
                                                      ========        ========
Cash dividends per share                              $   .055        $    .04
                                                      ========        ========

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                              2000             1999
                                                                            --------         --------
OPERATING  ACTIVITIES
Net income                                                                  $ 16,131         $ 14,057
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                             6,879            5,967
     Gain from SERP benefit                                                       --           (2,341)
     Deferred income taxes                                                       757               20
     (Gain) loss on sales of machinery and equipment                             (11)              81
     Equity in earnings of 50%-owned company                                    (967)            (898)
     Changes in operating assets and liabilities:
         Accounts receivable                                                 (35,054)          (9,394)
         Inventories                                                         (12,090)          23,129
         Prepaid expenses and other assets                                        29             (265)
         Income taxes                                                          7,872            6,858
         Accounts payable and accrued expenses                                12,448             (977)
                                                                            --------         --------
Net cash (used in) provided by operating activities                           (4,006)          36,237
                                                                            --------         --------
INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                    (5,710)          (4,926)
Proceeds from sales of property and equipment                                     95              101
Acquisitions of metals service centers and asset purchases of
   metals service centers                                                    (13,545)         (70,508)
Dividends received from 50%-owned company                                      2,586            5,127
                                                                            --------         --------
Net cash used in investing activities                                        (16,574)         (70,206)
                                                                            --------         --------
FINANCING ACTIVITIES
Proceeds from borrowings                                                      35,000           35,000
Principal payments on long-term debt and short-term
    borrowings                                                               (15,000)          (3,681)
Dividends paid                                                                (1,577)          (1,201)
Issuance of common stock                                                         349              348
Repurchase of Common Stock                                                      (666)              --
                                                                            --------         --------
Net cash provided by financing activities                                     18,106           30,466
                                                                            --------         --------
Decrease in cash                                                              (2,474)          (3,503)

Cash and cash equivalents at beginning of period                               9,862            6,496
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $  7,388         $  2,993
                                                                            ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                             $    727         $    912
Income taxes paid during the period                                            2,406            1,997

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. ACQUISITIONS

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

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    MARCH 31,      DECEMBER 31,
                                                                      2000            1999
                                                                    ---------      ------------
                                                                         (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due October 22,
  2002, interest at variable rates, weighted average rate of
  6.4% during the three months ended March 31, 2000 ..............  $  45,000       $  25,000
Senior unsecured notes due January 2, 2004 to January 2,
  2009, average fixed interest rate 7.22% ........................     75,000          75,000
Senior unsecured notes due January 2, 2002 to January 2,
  2008, average fixed interest rate 7.02% ........................     65,000          65,000
Senior unsecured notes due October 15, 2005 to October 15,
  2010, average fixed interest rate 6.55% ........................    150,000         150,000
Variable Rate Demand Industrial Development Revenue
  Bonds, Series 1989 A, due July 1, 2014, with interest
  payable quarterly ..............................................      3,200           3,200
                                                                    ---------       ---------
                                                                      338,200         318,200
  Less amounts due within one year ...............................       (150)           (150)
                                                                    ---------       ---------
                                                                    $ 338,050       $ 318,050
                                                                    =========       =========

The Company has a syndicated credit agreement with five banks for a revolving line of credit with a borrowing limit of $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average life of 9.1 years, maturing from 2002 to 2010. The Company also entered into a credit agreement that allows the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit.

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

In August 1998, the Board of Directors approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 6,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of March 31, 2000, the Company had repurchased a total of 2,709,175 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $10.02 per share. During the three month period ended March 31, 2000, the Company repurchased 36,850 shares of its Common Stock under this plan at an average cost of $18.08 per share.

In March 2000, 10,854 shares of Common Stock were issued to division managers and officers of the Company under the 1999 Key-Man Incentive Plan.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month periods ended March 31, 2000 and March 31, 1999 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                             2000                         1999
                                    -----------------------       -----------------------
                                                    % OF                          % OF
                                       $          NET SALES          $          NET SALES
                                    --------      ---------       --------      ---------
NET SALES ..................        $430,841        100.0%        $371,884        100.0%

GROSS PROFIT ...............         116,988         27.2           93,395         25.1

OPERATING EXPENSES .........          79,296         18.4           62,461         16.8

DEPRECIATION EXPENSE .......           5,146          1.2            4,385          1.2

                                    --------        -----         --------        -----
INCOME FROM OPERATIONS .....        $ 32,546          7.6%        $ 26,549          7.1%
                                    ========        =====         ========        =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

In the three months ended March 31, 2000, consolidated net sales increased 15.9% to $430,841, compared to the first three months of 1999, which reflects an increase of 19.4% in tons sold and a decrease in the average sales price per ton of 2.9%. The increase in tons sold was primarily due to the inclusion of a full three months of the sales of Liebovich Bros., Inc. ("LBI"), acquired March 1, 1999; Allegheny Steel Distributors, Inc. ("Allegheny"), acquired September 1, 1999; and Arrow Metals, acquired October 1, 1999; and the sales of Hagerty Steel & Aluminum Company ("Hagerty"), formed February 5, 2000 (collectively, the "Acquisitions") during the period ended March 31, 2000. The increase also reflects improvements in sales to the semiconductor and electronics industries. The increase was somewhat offset by a reduction in tons sold to the aerospace industry of 5% in the 2000 first quarter as compared to the 1999 first quarter. The average selling prices decreased for the 2000 period due mainly to the change in product mix from the first three months of 1999. The change in product mix resulted mainly due to the inclusion in 2000 of the net sales of the Acquisitions, which, except for Arrow Metals, primarily sell carbon steel products. Carbon steel products generally have lower prices than non-ferrous products and represented 55% of sales in the 2000 quarter compared to 42% in the 1999 quarter.

Excluding the Acquisitions, the Company reported an increase in sales of $19,034, which includes an increase of 2.2% in tons sold, with the average selling price per ton increasing 2.9%. The increase in the average selling price is primarily due to increased selling prices of most of the Company's products during the 2000 period, as compared to the 1999 period. The selling price increases were based upon increased metal costs, with most of the cost increases effective in the quarter ended March 31, 2000. The reduced sales volume to the aerospace industry affected the average selling price, as the heat treated aluminum products sold to the aerospace industry are typically among the most high priced products sold by the Company. In addition, the prices of the heat treated aluminum products declined by approximately 13.8% in the 2000 period, as compared to the 1999 period. Excluding the Company's sales to the aerospace industry and the Acquisitions, the average selling price would have increased by 8.1%.

During the three months ended March 31, 1999, the Company recorded a one-time gain of $2,341 from a life insurance policy, which was not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP").

Total gross profit increased $23,593, or 25.3%, in the first three months of 2000 compared to the first three months of 1999, primarily due to the inclusion of the gross profit of the Acquisitions and increased selling prices. Expressed as a percentage of sales, gross profit increased to 27.2% in 2000 from 25.1% in 1999. The improvement was primarily due to increasing selling prices in advance of increased metal costs. The Company's sales force has been successful in increasing selling prices at a rate ahead of the receipt of higher cost material for most products sold by the Company. As the price increases slow and the higher cost material is received, the margins are reduced, as occurred in the three months ended March 31, 2000, as compared to the margins realized in the latter half of 1999. Significant improvements in demand in the semiconductor and related electronics industries resulted in increased gross margins for products sold to these industries. In addition, certain of the Acquisitions operate at higher gross margin percentages than the Company has historically operated at on a consolidated basis.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $16,835, or 27.0%, in the first three months of 2000 compared to the corresponding period of 1999 and amounted to 18.4% and 16.8% of sales, respectively. The dollar increase in expenses reflects the increase in sales volume for the 2000 period, which includes the sales and related expenses of the Acquisitions. The increase as a percent of sales is consistent with the latter half of 1999 and is primarily due to certain of the Acquisitions operating at higher expense levels than those historically experienced by the Company on a consolidated basis. In addition, expenses as a percentage of sales increased at those locations with reduced sales volume to the aerospace industry, due to the fixed cost component of their expenses.

Depreciation and amortization expense increased $912 during the three months ended March 31, 2000 compared to the corresponding period of 1999. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense decreased by 3.7% in the three months ended March 31, 2000, due to a lower level of borrowings outstanding, as the 1999 acquisition activity was reduced as compared to the 1998 activity, and due to the Company's ability to pay down debt during 1999, primarily by reducing inventory levels.

The effective income tax rate was 40.0% for the three months ended March 31, 2000, compared to 39.5% for the 1999 period. The 1999 period included the benefit of the tax free life insurance proceeds discussed above.

Earnings per diluted share of $.51 for the three month period ended March 31, 1999 included $.05 related to the tax free gain on the life insurance policy discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At March 31, 2000, working capital amounted to $304,089 compared to $273,040 at December 31, 1999. The slight increase was primarily due to the working capital of Hagerty, which was acquired in 2000, and increases in receivables and inventory resulting from the increased sales activity. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. The syndicated credit facility has a borrowing limit of $200,000. As of March 31, 2000, $45,000 was outstanding under this credit facility. The Company also has agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $290,000. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010, with an average life of 9.1 years, and bear interest at an average fixed rate of 6.83% per annum.

Cash was used in operations during the three month period ended March 31, 2000, as compared to cash provided by operations during the corresponding 1999 period, primarily due to increased working capital needs during the 2000 period necessary to support the increased sales activity.

Capital expenditures, excluding acquisitions, were $5,710 for the three months ended March 31, 2000. The Company had no material commitments for capital expenditures as of March 31, 2000. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future. The purchase of Hagerty was funded with borrowings on the Company's line of credit.

The Board of Directors declared a 3-for-2 common stock split, in the form of a 50% stock dividend, effective September 24, 1999, to shareholders of record September 2, 1999.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 6,000,000 shares. During the three months ended March 31, 2000, the Company repurchased 36,850 shares of its Common Stock at an average purchase price of $18.08 per share. The Company has purchased a total of 2,709,175 shares of its Common Stock, at an average purchase price of $10.02 per share, as of March 31, 2000, all of which were treated as authorized but unissued shares. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its conversions, testing and modifications of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


THIS FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS RELATING TO FUTURE FINANCIAL RESULTS. ACTUAL RESULTS MAY DIFFER MATERIALLY AS A RESULT OF FACTORS OVER WHICH RELIANCE STEEL & ALUMINUM CO. HAS NO CONTROL. THESE RISK FACTORS AND ADDITIONAL INFORMATION ARE INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

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


                                        RELIANCE STEEL & ALUMINUM CO.



Dated: May 15, 2000                     By: /s/ David H. Hannah
                                           -------------------------------------
                                           David H. Hannah
                                           President and Chief Executive Officer



                                        By: /s/ Karla R. McDowell
                                           -------------------------------------
                                           Karla R. McDowell
                                           Senior Vice President and
                                           Chief Financial Officer