Form 10-Q
period 2000-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2000-08-14
CIK 861884

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------


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



                              2550 East 25th Street
                          Los Angeles, California 90058
                                 (323) 582-2272
                 -----------------------------------------------
          (Address of principal executive offices and telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         As of July 31, 2000, 27,803,455 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX


PART I -- FINANCIAL INFORMATION .................................................  1

         Consolidated Balance Sheets ............................................  1
         Consolidated Statements of Income (Unaudited) ..........................  2
         Consolidated Statements of Cash Flows (Unaudited) ......................  4
         Notes to Consolidated Financial Statements (Unaudited) .................  5


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ..................................  8


PART II -- OTHER INFORMATION .................................................... 12


SIGNATURES ...................................................................... 13

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)

                                                                    JUNE 30,         DECEMBER 31,
                                                                      2000               1999
                                                                 -------------      -------------
                                                                   (unaudited)          (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                      $      1,784       $      9,862
  Accounts receivable, less allowance for doubtful accounts
     of $7,783 at June 2000 and $6,351 at December 1999               209,440            167,674
  Inventories                                                         266,863            232,911
  Prepaid expenses and other current assets                             6,749              5,472
  Deferred income taxes                                                12,999             12,999
                                                                 -------------------------------
Total current assets                                                  497,835            428,918
Property, plant and equipment, at cost:
  Land                                                                 33,136             31,583
  Buildings                                                           142,016            132,165
  Machinery and equipment                                             169,811            159,390
  Allowances for depreciation                                        (103,903)           (95,756)
                                                                 -------------------------------
                                                                      241,060            227,382
Investment in 50%-owned company                                        18,511             19,306
Goodwill, net of accumulated amortization of $15,944 at
  June 2000 and $12,957 at December 1999                              224,514            215,247
Other assets                                                            9,044              9,152
                                                                 -------------------------------

Total assets                                                     $    990,964       $    900,005
                                                                 ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                               $    103,652       $    103,968
  Accrued expenses                                                     29,925             27,820
  Wages and related accruals                                           12,864             16,191
  Deferred income taxes                                                 7,749              7,749
  Current maturities of long-term debt                                    150                150
                                                                 -------------------------------
Total current liabilities                                             154,340            155,878
Long-term debt                                                        380,050            318,050
Deferred income taxes                                                  26,586             25,749
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                          --                 --
  Common stock, no par value:
    Authorized shares - 100,000,000
       Issued and outstanding shares - 27,798,805 at
         June 2000 and 27,798,151 at December 1999,
         stated capital                                               153,425            153,120
  Retained earnings                                                   276,563            247,208
                                                                 -------------------------------
Total shareholders' equity                                            429,988            400,328
                                                                 -------------------------------

Total liabilities and shareholders' equity                       $    990,964       $    900,005
                                                                 ===============================


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

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)




                                                         THREE MONTHS ENDED
                                                             JUNE 30,
                                                    ----------------------------
                                                        2000             1999
                                                    ----------------------------
Net sales                                           $   440,903      $   384,714
Other income                                                889              950
                                                    ----------------------------
                                                        441,792          385,664

Costs and expenses:
  Cost of sales                                         321,738          282,496
  Warehouse, delivery, selling, administrative
    and general                                          80,002           69,185
  Depreciation and amortization                           6,994            6,474
  Interest                                                6,054            6,071
                                                    ----------------------------
                                                        414,788          364,226

Income before equity in earnings of 50%-owned
   company and income taxes                              27,004           21,438

Equity in earnings of 50%-owned company                     824            1,137
                                                    ----------------------------

Income before income taxes                               27,828           22,575

Income taxes:
  Federal                                                 9,740            7,653
  State                                                   1,392            1,264
                                                    ----------------------------
                                                         11,132            8,917
                                                    ----------------------------

Net income                                          $    16,696      $    13,658
                                                    ============================

Earnings per share - diluted                        $       .60      $       .49
                                                    ============================

Weighted average shares outstanding - diluted        27,931,000       27,927,000
                                                    ============================

Earnings per share - basic                          $       .60      $       .49
                                                    ============================

Weighted average shares outstanding - basic          27,793,000       27,732,000
                                                    ============================

Cash dividends per share                            $      .055      $       .04
                                                    ============================

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)



                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                    ----------------------------
                                                        2000             1999
                                                    ----------------------------
Net sales                                           $   871,744      $   756,598
Gain from SERP benefit                                       --            2,341
Other income                                              1,616            1,817
                                                    ----------------------------
                                                        873,360          760,756

Costs and expenses:
  Cost of sales                                         635,591          560,985
  Warehouse, delivery, selling, administrative
    and general                                         159,298          131,646
  Depreciation and amortization                          13,873           12,441
  Interest                                               11,677           11,910
                                                    ----------------------------
                                                        820,439          716,982

Income before equity in earnings of 50%-owned
   company and income taxes                              52,921           43,774

Equity in earnings of 50%-owned company                   1,791            2,035
                                                    ----------------------------

Income before income taxes                               54,712           45,809

Income taxes:
  Federal                                                19,149           15,529
  State                                                   2,736            2,565
                                                    ----------------------------
                                                         21,885           18,094
                                                    ----------------------------

Net income                                          $    32,827      $    27,715
                                                    ============================

Earnings per share - diluted                        $      1.18      $      1.00
                                                    ============================

Per share gain from SERP benefit - diluted          $        --      $       .05
                                                    ============================

Weighted average shares outstanding - diluted        27,913,000       27,845,000
                                                    ============================

Earnings per share - basic                          $      1.18      $      1.00
                                                    ============================

Weighted average shares outstanding - basic          27,789,000       27,710,000
                                                    ============================

Cash dividends per share                            $       .11      $       .09
                                                    ============================

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          ------------------------
                                                                             2000           1999
                                                                          ------------------------
OPERATING  ACTIVITIES
Net income                                                                $  32,827       $ 27,715
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                           13,873         12,441
     Gain from SERP benefit                                                      --         (2,341)
     Deferred income taxes                                                      837            (22)
     (Gain) loss on sales of machinery and equipment                            (44)            22
     Equity in earnings of 50%-owned company                                 (1,791)        (2,035)
     Changes in operating assets and liabilities:
         Accounts receivable                                                (35,305)           441
         Inventories                                                        (25,944)        40,470
         Prepaid expenses and other assets                                   (2,036)        (4,066)
         Accounts payable and accrued expenses                               (4,195)       (10,654)
                                                                          ------------------------
Net cash (used in) provided by operating activities                         (21,778)        61,971
                                                                          ------------------------

INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                  (15,504)        (9,393)
Proceeds from sales of property and equipment                                   201            227
Acquisitions of metals service centers and asset purchases of
   metals service centers                                                   (28,068)       (70,508)
Dividends received from 50%-owned company                                     2,586          8,154
                                                                          ------------------------
Net cash used in investing activities                                       (40,785)       (71,520)
                                                                          ------------------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                    110,000         50,500
Principal payments on long-term debt and short-term
    borrowings                                                              (52,348)       (43,681)
Dividends paid                                                               (3,105)        (2,402)
Issuance of common stock                                                        654          1,285
Repurchase of Common Stock                                                     (716)            --
                                                                          ------------------------
Net cash provided by financing activities                                    54,485          5,702
                                                                          ------------------------

Decrease in cash                                                             (8,078)        (3,847)

Cash and cash equivalents at beginning of period                              9,862          6,496
                                                                          ------------------------

Cash and cash equivalents at end of period                                $   1,784       $  2,649
                                                                          ========================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                           $  11,493       $ 11,540
Income taxes paid during the period                                          27,563         18,672

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. ACQUISITIONS

On June 1, 2000, the Company acquired 100% of the outstanding stock of Toma Metals, Inc. ("Toma"), a privately-held metals service center based in Johnstown, Pennsylvania. Toma processes and distributes primarily stainless steel flat-rolled products and had sales of approximately $9,800,000 for the six months ended March 31, 2000. The acquisition of Toma was funded with borrowings under the Company's line of credit.

The Toma transaction has been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of Toma since its acquisition date. The financial statements reflect the preliminary allocation of the purchase price. The allocation of purchase price was based upon the preliminary fair values of the net assets purchased.

Through its newly-formed company, Hagerty Steel & Aluminum Company ("Hagerty"), the Company purchased the assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois, on February 5, 2000. Hagerty processes and distributes primarily carbon steel products, and operates as a wholly-owned subsidiary of Liebovich Bros., Inc., a wholly-owned subsidiary of the Company. Net sales of the metals service center business of Hagerty Brothers Company were approximately $30,000,000 for the year ended December 31, 1999. The Hagerty assets were acquired with funds from borrowings under the Company's line of credit.

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       2000                1999
                                                                                   -------------       -------------
                                                                                           (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due October 22, 2002, interest at variable rates, weighted average rate of
  6.6% during the six months ended June 30, 2000 ............................      $      87,000       $      25,000
Senior unsecured notes due January 2, 2004 to January 2,
  2009, average fixed interest rate 7.22% ...................................             75,000              75,000
Senior unsecured notes due January 2, 2002 to January 2,
  2008, average fixed interest rate 7.02% ...................................             65,000              65,000
Senior unsecured notes due October 15, 2005 to October 15,
  2010, average fixed interest rate 6.55% ...................................            150,000             150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series
  1989 A, due July 1, 2014, with interest Payable quarterly, average
  interest rate of 4.2% during the six months ended June 30, 2000 ...........              3,200               3,200
                                                                                   -------------       -------------
                                                                                         380,200             318,200
  Less amounts due within one year ..........................................               (150)               (150)
                                                                                   -------------       -------------
                                                                                   $     380,050       $     318,050
                                                                                   =============       =============

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

The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things, which are measured quarterly.

4.  SHAREHOLDERS' EQUITY

The Board of Directors authorized a 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on September 24, 1999, to shareholders of record on September 2, 1999. All references in the financial statements to number of shares and per share amounts have been retroactively adjusted to reflect this stock split.

In August 1998, the Board of Directors approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 6,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of June 30, 2000, the Company had repurchased a total of 2,711,775 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $10.03 per share. During the six month period ended June 30, 2000, the Company repurchased 39,450 shares of its Common Stock under this plan at an average cost of $18.14 per share.

In March 2000, 10,854 shares of Common Stock were issued to division managers and officers of the Company under the 1999 Key-Man Incentive Plan.

5.   SUBSEQUENT EVENTS

On August 9, 2000, through its newly-formed company, United Alloys Aircraft Metals, Inc. ("United"), the Company purchased the assets and business of the Aircraft Division of United Alloys, Inc. United will operate as a wholly-owned subsidiary of Service Steel Aerospace Corp., a wholly-owned subsidiary of the Company. United is located in Vernon, California, and provides its customers with value-added processed titanium products. The Aircraft Division of United Alloys, Inc. had 1999 annual sales of approximately $18,000,000. The purchase of United was funded with borrowings under the Company's line of credit

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement data for the three month and six month periods ended June 30, 2000 and June 30, 1999 (dollars are shown in thousands and certain amounts may not calculate due to rounding):


                                          THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------    ----------------------------------------------
                                         2000                   1999                      2000                    1999
                               ----------------------------------------------    ----------------------------------------------
                                              % OF                    % OF                    % OF                      % OF
                                  $        NET SALES       $        NET SALES        $      NET SALES         $       NET SALES
                               ------------------------------------------------------------------------------------------------
NET sales .................    $440,903       100.0%    $384,714       100.0%    $871,744       100.0%    $756,598       100.0%


GROSS PROFIT ..............     119,165        27.0      102,217        26.6      236,153        27.1      195,612        25.9


OPERATING EXPENSES ........      80,002        18.1       69,185        18.0      159,298        18.3      131,646        17.4


DEPRECIATION expense ......       5,206         1.2        4,769         1.2       10,352         1.2        9,154         1.2


                               --------    --------     --------    --------     --------    --------     --------    --------
INCOME FROM OPERATIONS ....    $ 33,957         7.7%    $ 28,263         7.4%    $ 66,503         7.6%    $ 54,812         7.2%
                               ========    ========     ========    ========     ========    ========     ========    ========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

In the three months ended June 30, 2000, consolidated net sales increased 14.6% to $440,903, from $384,714 in the same period of 1999, which reflects an increase of 7.7% in tons sold and an increase in the average sales price per ton of 6.5%. The increase in tons sold was primarily due to the inclusion of a full three months of the sales of Allegheny Steel Distributors, Inc. ("Allegheny"), acquired September 1, 1999; Arrow Metals, acquired October 1, 1999; and Hagerty Steel & Aluminum Company ("Hagerty"), formed February 5, 2000; along with one month of sales from Toma Metals, Inc. ("Toma"), acquired June 1, 2000 (collectively, along with Liebovich Bros., Inc. ("Liebovich") acquired March 1, 1999, the "Acquisitions") during the period ended June 30, 2000. The increase also reflects improvements in sales of the Company's products to the semiconductor and electronics industries, which was somewhat offset by a slight overall reduction in sales of its other products late in the second quarter. The average selling prices increased for the 2000 period due mainly to increased selling prices for most products sold by the Company, related to generally higher material costs as compared to the 1999 period. In addition, increased sales to the semiconductor and related industries increased the average selling price, as the products sold to these industries are typically among the highest priced products sold by the Company.

Excluding the Acquisitions, the Company reported an increase in same store sales of $33,935, on flat tons sold, with the average selling price per ton increasing 10.1%. The increase in the average selling price is primarily due to increased selling prices of most of the Company's products related to increased metal costs during the 2000 period, as compared to the 1999 period. Improved sales to the semiconductor and related industries also contributed to the increase in the average selling price, due to the materials sold to these industries being among the most high priced products sold by the Company.

Total gross profit increased to $119,165 for the quarter ended June 30, 2000, an increase of 16.6% over the same period of 1999. The increase in gross profit was primarily due to the inclusion of the gross profit of the Acquisitions and increased selling prices. Expressed as a percentage of sales, gross profit increased to 27.0% in 2000 from 26.6% in 1999. The improvement was primarily due to certain of the Acquisitions operating at higher gross margin percentages than the Company has historically operated at on a consolidated basis. Also, the Company's sales force has been successful in increasing selling prices at a rate ahead of the receipt of higher cost material for most products sold by the Company, which contributed to increased gross margins beginning in the latter half of 1999. These higher gross margin levels have contracted somewhat during 2000 as compared to the second half of 1999, but remain improved over the year ago periods. Significant improvements in demand in the semiconductor and related electronics industries resulted in increased gross margins for products sold to these industries.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $10,817, or 15.6%, in the second quarter of 2000 compared to the corresponding period of 1999. The dollar increase in expenses reflects the increase in sales volume for the 2000 period, which includes the sales and related expenses of the Acquisitions. As a percent of sales, these expenses were consistent at about 18% in both periods.

Depreciation and amortization expense increased 8.0% during the three months ended June 30, 2000 compared to the corresponding period of 1999. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, and the amortization of goodwill resulting from the Acquisitions.

The effective income tax rate was 40.0% for the three months ended June 30, 2000, compared to 39.5% for the 1999 period. The 1999 period reflected the estimated benefit of the tax free life insurance proceeds received under the Company's Supplemental Executive Retirement Plan ("SERP").

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased 15.2% to $871,744, for the six months ended June 30, 2000, compared to the first six months of 1999. The 2000 period includes an increase of 13.3% in tons sold and an increase in the average selling price per ton of 1.7%. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions during the six months ended June 30, 2000. The increase also reflects improvements in sales to the semiconductor and electronics industries. The increase was somewhat offset by a reduction in tons sold to the aerospace industry of 2.4%, with most of this reduction occurring in the 2000 first quarter. The average selling price increase of 1.7% for the 2000 period resulted mainly from the increased sales to the semiconductor and related markets and generally higher selling prices for most products.

Sales excluding the Acquisitions ("same store sales") of $773,654 reflect an increase of 7.3%, which includes an increase of 1.0% in tons sold, with the average selling price per ton increasing 6.4%. The increase in the average selling price is primarily due to increased selling prices of most of the Company's products during the 2000 period, as compared to the 1999 period. The selling price increases were related to increased metal costs. Increased sales to the semiconductor and related industries also contributed to the increase in average selling price, due to the products sold being among the highest priced products sold by the Company.

During the six months ended June 30, 1999, the Company recorded a one-time gain of $2,341 from a life insurance policy, which was not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP").

In the six months ended June 30, 2000, total gross profit increased $40,541, or 20.7%, compared to the first six months of 1999, primarily due to the inclusion of the gross profit of the Acquisitions and overall increased selling prices. Gross profit increased to 27.1% in 2000 from 25.9% in 1999 as a percentage of sales. The improvement was primarily due to increasing selling prices in advance of increased metal costs. The Company's sales force has been successful in increasing selling prices at a rate ahead of the receipt of higher cost material for most products sold by the Company. In addition, most of the Acquisitions operate at higher gross margin percentages than the Company has historically operated at on a consolidated basis.

Warehouse, delivery, selling and general and administrative ("G&A") expenses increased $27,652, or 21.0%, in the 2000 period, as compared to the corresponding period of 1999. The dollar increase in expenses reflects the increase in sales volume for the 2000 period, which includes the sales and related expenses of the Acquisitions. As a percentage of sales, these operating expenses amounted to 18.3% in 2000 and 17.4% in 1999. As a percent of sales, the 2000 period is consistent with recent periods and has increased over the 1999 period primarily due to certain of the Acquisitions operating at higher expense levels than those historically experienced by the Company on a consolidated basis. As discussed above, these same companies also achieve higher gross margin levels than those historically achieved by the Company.

Depreciation and amortization expense increased $1,432, or 11.5%, during the six months ended June 30, 2000, compared to the corresponding period of 1999. This increase resulted from the inclusion of depreciation expense related to the assets of the Acquisitions, and the amortization of goodwill resulting from the Acquisitions.

Interest expense decreased by 2.0% in the six months ended June 30, 2000, due to the average borrowings outstanding during the first six months of 1999 being higher than the average 2000 level. The 1999 borrowings increased early in 1999 due to the purchase of Liebovich. The Company was then able to reduce its outstanding borrowings during the remaining portion of the six month period ended June 30, 1999.

The effective income tax rate was 40.0% for the six months ended June 30, 2000, compared to 39.5% for the 1999 period. The 1999 period included the benefit of the tax free life insurance proceeds discussed above.

Earnings per diluted share of $1.00 for the six month period ended June 30, 1999 included $.05 related to the tax free gain on the life insurance policy discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At June 30, 2000, working capital amounted to $343,495 compared to $273,040 at December 31, 1999. The increase was primarily due to increases in receivables and inventory resulting from the increased sales activity. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. The unsecured syndicated credit facility has a borrowing limit of $200,000. As of June 30, 2000, $87,000 was outstanding under this credit facility. The Company also has agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $290,000. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010, with an average life of 9.1 years, and bear interest at an average fixed rate of 6.83% per annum.

Cash was used in operations during the six month period ended June 30, 2000, as compared to cash provided by operations during the corresponding 1999 period, primarily due to increased working capital needs during the 2000 period necessary to support the increased sales activity.

Capital expenditures, excluding acquisitions, were $15,504 for the six months ended June 30, 2000. The Company had no material commitments for capital expenditures as of June 30, 2000. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future. The purchases of Hagerty and Toma were funded with borrowings on the Company's line of credit.

The Board of Directors declared a 3-for-2 common stock split, in the form of a 50% stock dividend, effective September 24, 1999, to shareholders of record September 2, 1999.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 6,000,000 shares. During the six months ended June 30, 2000, the Company repurchased 39,450 shares of its Common Stock at an average purchase price of $18.14 per share. The Company has purchased a total of 2,711,775 shares of its Common Stock, at an average purchase price of $10.03 per share, as of June 30, 2000, all of which were treated as authorized but unissued shares. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

      (a) Not applicable.
      (b) Not applicable.
      (c) Not applicable.
      (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      (a) Not applicable.
      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 17, 2000.

      (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934,
           (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

      (c) The following is a brief description of matters voted upon at the meeting:

           Five directors were elected at the annual meeting. Joe D. Crider:
           25,783,727 shares were voted for election and 75,628 shares were withheld. Thomas W. Gimbel: 25,789,457 shares were voted for election and 69,898 shares were withheld. David H. Hannah: 23,935,572 shares were voted for election and 1,923,783 shares were withheld. Gregg J.
           Mollins: 23,931,045 shares were voted for election and 1,928,310 shares were withheld. William I. Rumer: 25,789,277 shares were voted for election and 70,078 shares were withheld.

           The Board of Directors selected Ernst & Young LLP as independent auditors to audit the financial statements of the Company and its subsidiaries for 2000, subject to ratification by the shareholders. The selection was approved: 25,855,491 shares were voted for the proposal, 3,501 shares were voted against it, and 363 shares abstained.

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


RELIANCE STEEL & ALUMINUM CO.



Dated:  August 14, 2000                   By:  /s/ David H. Hannah
                                             ---------------------
                                               David H. Hannah
                                               President and Chief Executive
                                                 Officer



                                          By:  /s/ Karla R. McDowell
                                             -----------------------
                                                  Karla R. McDowell
                                                  Senior Vice President and
                                                    Chief Financial Officer