Form 10-Q
period 2000-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2000-11-13
CIK 861884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

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

                                 Yes [X] No [ ]

      As of October 31, 2000, 25,047,530 shares of the registrant's common stock, no par value, were outstanding.

                                      INDEX

PART I -- FINANCIAL INFORMATION ................................................  1

            Consolidated Balance Sheets ........................................  1
            Consolidated Statements of Income (Unaudited) ......................  2
            Consolidated Statements of Cash Flows (Unaudited) ..................  4
            Notes to Consolidated Financial Statements (Unaudited) .............  5

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..............................  8

PART II -- OTHER INFORMATION ................................................... 12

SIGNATURES ..................................................................... 13

                         PART I -- FINANCIAL INFORMATION
                          RELIANCE STEEL & ALUMINUM CO.
                           Consolidated Balance Sheets
                       (In thousands except share amounts)

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2000                1999
                                                                   -------------       ------------
                                                                    (unaudited)           (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                         $     5,578         $   9,862
  Accounts receivable, less allowance for doubtful accounts
     of $8,007 at September 2000 and $6,351 at December 1999            213,996           167,674
  Inventories                                                           275,861           232,911
  Prepaid expenses and other current assets                               8,289             5,472
  Deferred income taxes                                                  12,997            12,999
                                                                    -----------         ---------
Total current assets                                                    516,721           428,918
Property, plant and equipment, at cost:
  Land                                                                   35,037            31,583
  Buildings                                                             142,424           132,165
  Machinery and equipment                                               172,513           159,390
  Allowances for depreciation                                          (107,829)          (95,756)
                                                                    -----------         ---------
                                                                        242,145           227,382
Investment in 50%-owned company                                          18,820            19,306
Goodwill, net of accumulated amortization of $17,540 at
  September 2000 and $12,957 at December 1999                           232,215           215,247
Other assets                                                              9,556             9,152
                                                                    -----------         ---------
Total assets                                                        $ 1,019,457         $ 900,005
                                                                    ===========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    95,098         $ 103,968
  Accrued expenses                                                       35,577            27,820
  Wages and related accruals                                             15,248            16,191
  Deferred income taxes                                                   7,749             7,749
  Current maturities of long-term debt                                      150               150
                                                                    -----------         ---------
Total current liabilities                                               153,822           155,878
Long-term debt                                                          405,650           318,050
Deferred income taxes                                                    26,586            25,749
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
       None issued or outstanding                                            --                --
  Common stock, no par value:
    Authorized shares - 100,000,000
       Issued and outstanding shares - 27,296,155 at
         September 2000 and 27,798,151 at December 1999,
         stated capital                                                 150,854           153,120
  Retained earnings                                                     282,545           247,208
                                                                    -----------         ---------
Total shareholders' equity                                              433,399           400,328
                                                                    -----------         ---------
Total liabilities and shareholders' equity                          $ 1,019,457         $ 900,005
                                                                    ===========         =========

See Notes to Consolidated Financial Statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Net sales                                           $   443,652      $   380,070
Other income                                                822            1,095
                                                    -----------      -----------
                                                        444,474          381,165
Costs and expenses:
  Cost of sales                                         325,254          275,320
  Warehouse, delivery, selling, administrative
    and general                                          79,038           70,317
  Depreciation and amortization                           7,247            6,613
  Interest                                                6,909            5,699
                                                    -----------      -----------
                                                        418,448          357,949
Income before equity in earnings of 50%-owned
   company and income taxes                              26,026           23,216

Equity in earnings of 50%-owned company                     345            1,173
                                                    -----------      -----------
Income before income taxes                               26,371           24,389

Income taxes:
  Federal                                                 9,230            8,268
  State                                                   1,318            1,366
                                                    -----------      -----------
                                                         10,548            9,634
                                                    -----------      -----------
Net income                                          $    15,823      $    14,755
                                                    ===========      ===========
Earnings per share - diluted                        $       .57      $       .53
                                                    ===========      ===========
Weighted average shares outstanding - diluted        27,601,000       27,953,000
                                                    ===========      ===========
Earnings per share - basic                          $       .58      $       .53
                                                    ===========      ===========
Weighted average shares outstanding - basic          27,504,000       27,779,000
                                                    ===========      ===========
Cash dividends per share                            $      .055      $       .04
                                                    ===========      ===========

See Notes to Consolidated Financial Statements.

                          RELIANCE STEEL & ALUMINUM CO.

                  Consolidated Statements of Income (Unaudited)
                (In thousands except share and per share amounts)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Net sales                                           $ 1,315,396      $ 1,136,668
Gain from SERP benefit                                       --            2,341
Other income                                              2,438            2,912
                                                    -----------      -----------
                                                      1,317,834        1,141,921
Costs and expenses:
  Cost of sales                                         960,845          836,305
  Warehouse, delivery, selling, administrative
    and general                                         238,336          201,963
  Depreciation and amortization                          21,120           19,054
  Interest                                               18,586           17,609
                                                    -----------      -----------
                                                      1,238,887        1,074,931
Income before equity in earnings of 50%-owned
   company and income taxes                              78,947           66,990
Equity in earnings of 50%-owned company                   2,136            3,208
                                                    -----------      -----------
Income before income taxes                               81,083           70,198

Income taxes:
  Federal                                                28,379           23,797
  State                                                   4,054            3,931
                                                    -----------      -----------
                                                         32,433           27,728
                                                    -----------      -----------
Net income                                          $    48,650      $    42,470
                                                    ===========      ===========
Earnings per share - diluted                        $      1.75      $      1.52
                                                    ===========      ===========
Per share gain from SERP benefit - diluted          $        --      $       .05
                                                    ===========      ===========
Weighted average shares outstanding - diluted        27,796,000       27,879,000
                                                    ===========      ===========
Earnings per share - basic                          $      1.76      $      1.53
                                                    ===========      ===========
Weighted average shares outstanding - basic          27,694,000       27,733,000
                                                    ===========      ===========
Cash dividends per share                            $      .165      $       .13
                                                    ===========      ===========

See Notes to Consolidated Financial Statements.

                          RELIANCE STEEL & ALUMINUM CO.

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          -------------------------
                                                                            2000            1999
                                                                          ---------       ---------
OPERATING ACTIVITIES
Net income                                                                $  48,650       $  42,470
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                           21,120          19,054
     Gain from SERP benefit                                                      --          (2,341)
     Deferred income taxes                                                      839             (13)
     Loss on sales of machinery and equipment                                   431             113
     Equity in earnings of 50%-owned company                                 (2,136)         (3,208)
     Changes in operating assets and liabilities:
         Accounts receivable                                                (37,794)         (3,829)
         Inventories                                                        (30,009)         51,743
         Prepaid expenses and other assets                                   (3,587)         (2,561)
         Accounts payable and accrued expenses                               (8,204)           (238)
                                                                          ---------       ---------
Net cash (used in) provided by operating activities                         (10,690)        101,190
                                                                          ---------       ---------
INVESTMENT ACTIVITIES
Purchases of property, plant and equipment                                  (22,111)        (15,389)
Proceeds from sales of property and equipment                                   542           1,386
Acquisitions of metals service centers and asset purchases of
   metals service centers                                                   (39,512)        (85,370)
Dividends received from 50%-owned company                                     2,622           8,622
                                                                          ---------       ---------
Net cash used in investing activities                                       (58,459)        (90,751)
                                                                          ---------       ---------

FINANCING ACTIVITIES
Proceeds from borrowings                                                    163,250          70,500
Principal payments on long-term debt and short-term
    borrowings                                                              (82,806)        (74,541)
Dividends paid                                                               (4,622)         (3,605)
Issuance of common stock                                                      1,403           1,501
Repurchase of Common Stock                                                  (12,360)             --
                                                                          ---------       ---------
Net cash provided by (used in) financing activities                          64,865          (6,145)
                                                                          ---------       ---------
(Decrease) increase in cash                                                  (4,284)          4,294

Cash and cash equivalents at beginning of period                              9,862           6,496
                                                                          ---------       ---------
Cash and cash equivalents at end of period                                $   5,578       $  10,790
                                                                          =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Interest paid during the period                                           $  13,368       $  12,465
Income taxes paid during the period                                          34,850          29,568

See Notes to Consolidated Financial Statements.

                          RELIANCE STEEL & ALUMINUM CO.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Reliance Steel & Aluminum Co. Form 10-K.

2. ACQUISITIONS

On August 7, 2000, through its newly-formed company, United Alloys Aircraft Metals, Inc. ("United"), the Company purchased the assets and business of the Aircraft Division of United Alloys, Inc. United will operate as a wholly-owned subsidiary of Service Steel Aerospace Corp., a wholly-owned subsidiary of the Company. United is located in Vernon, California, and provides its customers with value-added processed titanium products. The Aircraft Division of United Alloys, Inc. had 1999 annual sales of approximately $18,000,000. The purchase of United was funded with borrowings under the Company's line of credit.

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

All of the above transactions have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price. The allocations of purchase price were based upon the preliminary fair values of the net assets purchased.

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                2000               1999
                                                                           -------------       ------------
                                                                                     (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due October 22,
  2002, interest at variable rates, weighted average rate of
  6.8% during the nine months ended September 30, 2000 .............         $ 112,750          $  25,000
Senior unsecured notes due January 2, 2004 to January 2,
  2009, average fixed interest rate 7.22% ..........................            75,000             75,000
Senior unsecured notes due January 2, 2002 to January 2,
  2008, average fixed interest rate 7.02% ..........................            65,000             65,000
Senior unsecured notes due October 15, 2005 to October 15,
  2010, average fixed interest rate 6.55% ..........................           150,000            150,000
Variable Rate Demand Industrial Development Revenue
  Bonds, Series 1989 A, due July 1, 2014, with interest
  payable quarterly, average interest rate of 3.5% during
  the nine months ended September 30, 2000 .........................             3,050              3,200
                                                                             ---------          ---------
                                                                               405,800            318,200
  Less amounts due within one year .................................              (150)              (150)
                                                                             ---------          ---------
                                                                             $ 405,650          $ 318,050
                                                                             =========          =========

The Company has a syndicated credit agreement with four banks for an unsecured revolving line of credit with a borrowing limit of $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average life of 9.1 years, maturing from 2002 to 2010. The Company also entered into a credit agreement that allows the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit.

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

In August 1998, the Board of Directors approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of up to 6,000,000 shares. The Stock Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its Common Stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of September 30, 2000, the Company had repurchased a total of 3,268,275 shares of its Common Stock under the Stock Repurchase Plan, at an average cost of $11.88 per share. During the nine month period ended September 30, 2000, the Company repurchased 595,950 shares of its Common Stock under this plan at an average cost of $20.74 per share.

In March 2000, 10,854 shares of Common Stock were issued to division managers and officers of the Company under the 1999 Key-Man Incentive Plan.

5. SUBSEQUENT EVENTS

On October 30, 2000, the Company purchased 2,270,000 shares of its common stock at a cost of $19.35 per share under its Stock Repurchase Plan in a private transaction. The stock was purchased from the trust of one of the Company's largest shareholders. Thomas W. Gimbel, a member of the Board of Directors of the Company, is a co-trustee of the trust from which the shares were acquired. The purchase was financed under the Company's existing revolving credit line, which was increased by $50,000,000 through "Amendment No. Four to Credit Agreement," dated October 20, 2000. This amendment has a term of six months. The incremental financing allowed the Company to repurchase the above-mentioned stock, without affecting its capital sources for short-term acquisition opportunities. The Company is currently in the process of refinancing its existing $200,000,000 line of credit to an increased amount to support its current activity level, including future growth opportunities.

                          RELIANCE STEEL & ALUMINUM CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the three month and nine month periods ended September 30, 2000 and September 30, 1999 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                   THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                              ---------------------------------------------     --------------------------------------------------
                                      2000                    1999                        2000                       1999
                              --------------------    ---------------------     -----------------------    -----------------------
                                           % OF                     % OF                       % OF                        % OF
                                  $      NET SALES       $        NET SALES          $        NET SALES        $         NET SALES
                              --------   ---------    --------    ---------     ----------    ---------    ----------    ---------
NET SALES ..................  $443,652     100.0%     $380,070      100.0%      $1,315,396      100.0%     $1,136,668      100.0%
GROSS PROFIT ...............   118,398      26.7       104,750       27.6          354,551       27.0         300,363       26.4
OPERATING EXPENSES .........    79,038      17.8        70,317       18.5          238,336       18.1         201,963       17.8
DEPRECIATION EXPENSE .......     5,345       1.2         4,923        1.3           15,697        1.2          14,077        1.2
                              --------     -----      --------      -----       ----------      -----      ----------      -----
INCOME FROM OPERATIONS .....  $ 34,015       7.7%     $ 29,510        7.8%      $  100,518        7.6%     $   84,323        7.4%
                              ========     =====      ========      =====       ==========      =====      ==========      =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

In the three months ended September 30, 2000, consolidated net sales increased 16.7% to $443,652, from $380,070 in the same period of 1999, which reflects an increase of 4.6% in tons sold and an increase in the average sales price per ton of 11.2%. The increase in tons sold was primarily due to the inclusion during the 2000 period of a full three months of the sales of Allegheny Steel Distributors, Inc. ("Allegheny"), acquired September 1, 1999; Arrow Metals, acquired October 1, 1999; Hagerty Steel & Aluminum Company ("Hagerty"), formed February 5, 2000; and Toma Metals, Inc. ("Toma"), acquired June 1, 2000; along with two months' sales of United Alloys Aircraft Metals, Inc. ("United"), formed August 7, 2000 (collectively, along with Liebovich Bros., Inc. ("Liebovich") acquired March 1, 1999, the "Acquisitions"). The increase also reflects improvements in sales of the Company's products to the semiconductor, electronics and related industries, along with increased sales to the aerospace industry. These improvements were somewhat offset by continued weak sales to the truck trailer and rail car markets and recent weakness in the Pacific Northwest and Eastern regions of the United States. The average selling prices increased for the 2000 period due mainly to a shift in product mix of approximately 4% away from carbon steel products to stainless steel products. The stainless steel products include products sold to the semiconductor industry, which are typically among the most high priced products sold by the Company. There was also an increase in tons sold to the aerospace industry of 12% during the third quarter of 2000 that contributed to the increased average sales price, as the products sold to the aerospace industry are among the higher priced products sold by the Company.

Excluding the sales of the Acquisitions ("same store sales"), the Company reported an increase in same store sales of $36,896, or 10.5% on a 1.6% decrease in tons sold, with the average selling price per ton increasing 12.2%. The decrease in tons sold was primarily due to softer demand, primarily for carbon steel products, in the Eastern portion of the United States during the 2000 period. However, this decrease was offset by increased demand in the semiconductor, electronics and aerospace industries. The increase in the average selling price is primarily due to increased selling prices of most of the Company's products related to increased metal costs during the 2000 period, as compared to the 1999 period. Improved sales to the semiconductor, electronics and related industries, and to the aerospace industry, also contributed to the increase in the average selling price, due to the materials sold to these industries being among the higher priced products sold by the Company.

Total gross profit increased to $118,398 for the quarter ended September 30, 2000, an increase of 13.0% over the same period of 1999. The increase in gross profit was primarily due to the inclusion of the gross profit of the Acquisitions. Expressed as a percentage of sales, gross profit decreased to 26.7% in 2000 from 27.6% in 1999. This reduction in gross margin was anticipated as selling prices and material costs for most products began to decline in the second quarter of 2000, which, along with slowing demand in certain regions and industries, has caused several other service center companies to have excess inventory. As these conditions persist through the fourth quarter of 2000, margins are expected to continue to tighten due to the impact on the market from inventory reductions.

Warehouse, delivery, selling and general and administrative ("operating") expenses increased $8,721, or 12.4%, in the third quarter of 2000 compared to the corresponding period of 1999. The dollar increase in expenses reflects the increase in sales volume for the 2000 period, which includes the sales and related expenses of the Acquisitions. As a percent of sales, these expenses decreased to 17.8% in the 2000 period, from 18.5% in the comparable 1999 period. This improvement was primarily due to the increase in average selling prices discussed above.

Depreciation and amortization expense increased 9.6% during the three months ended September 30, 2000 compared to the corresponding period of 1999. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions and the amortization of goodwill resulting from the Acquisitions.

Interest expense increased 21.2% in the 2000 quarter as compared to the 1999 quarter. This increase is primarily due to a higher level of outstanding debt in the 2000 quarter, related to funding the acquisitions made subsequent to the corresponding 1999 quarter, which include Arrow Metals, Hagerty, Toma and United. The outstanding debt also increased due to borrowings to repurchase $12,360 of the Company's common stock during 2000, and to fund working capital needs.

Equity earnings from 50%-owned company decreased by $828 during the 2000 quarter as compared to the 1999 quarter. This decrease was primarily due to the weakness in demand experienced in the Pacific Northwest region, related mainly to the truck trailer and rail car markets.

The effective income tax rate was 40.0% for the three months ended September 30, 2000, compared to 39.5% for the 1999 period. The 1999 period reflected the estimated benefit of the tax free life insurance proceeds received under the Company's Supplemental Executive Retirement Plan ("SERP").

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

Consolidated net sales increased 15.7% to $1,315,396, for the nine months ended September 30, 2000, compared to the first nine months of 1999. The 2000 period includes an increase of 10.3% in tons sold and an increase in the average selling price per ton of 4.8%. The increase in tons sold was primarily due to the inclusion of the sales of the Acquisitions during the nine months ended September 30, 2000. The increase also reflects improvements in sales to the semiconductor and electronics industries, along with recent improvements in sales to the aerospace industry. Declining demand has recently been noted in the Pacific Northwest and Eastern regions of the United States, along with the continued slow demand in the truck trailer and rail car markets. The average selling price increase of 4.8% for the 2000 period resulted mainly from general price increases for most products during the 2000 period as compared to the 1999 period, along with shifts in product mix to the higher priced products discussed above.

Same store sales of $1,161,953 increased by 8.3%, which reflects tons sold consistent with the 1999 period, and an increase in the average selling price per ton of 8.3%. The increase in the average selling price is primarily due to increased selling prices of most of the Company's products during the 2000 period, as compared to the 1999 period. Increased sales to the semiconductor and related industries, and to the aerospace industry, also contributed to the increase in average selling price in 2000, due to the products sold to these markets being among the highest priced products sold by the Company.

During the nine months ended September 30, 1999, the Company recorded a one-time gain of $2,341 from a life insurance policy, which was not taxable to the Company, in connection with the Company's Supplemental Executive Retirement Plan ("SERP").

In the nine months ended September 30, 2000, total gross profit increased $54,188, or 18.0%, compared to the first nine months of 1999, primarily due to the inclusion of the gross profit of the Acquisitions. Gross profit increased to 27.0% in 2000 from 26.4% in 1999 as a percentage of sales. The improvement was primarily due to strong demand and increasing prices in the first part of 2000, along with the Company's ability to increase selling prices in advance of increased metal costs. The Company's sales force was successful in increasing selling prices at a rate ahead of the receipt of higher cost material for most products sold by the Company during the early part of 2000.

Warehouse, delivery, selling and general and administrative ("operating") expenses increased $36,373, or 18.0%, in the 2000 period, as compared to the 1999 period. The dollar increase in expenses reflects the increase in sales volume for the 2000 period, which includes the sales and related expenses of the Acquisitions. As a percentage of sales, these operating expenses remained comparable at 18.1% in 2000 and 17.8% in 1999. Certain of the companies acquired in 1999 and 2000 operate at higher expense levels than those historically experienced by the Company on a consolidated basis, which has resulted in a slight increase in operating expenses as a percentage of sales.

Depreciation and amortization expense increased $2,066, or 10.8%, during the nine months ended September 30, 2000, compared to the corresponding period of 1999. This increase resulted from the inclusion of depreciation expense related to the assets of the Acquisitions, the amortization of goodwill resulting from the Acquisitions, and the depreciation expense for current year fixed asset additions.

Interest expense increased by 5.6% in the nine months ended September 30, 2000, primarily due to the average borrowings outstanding during the first nine months of 2000 being higher than the average 1999 level. The 2000 borrowings increased due to funding the acquisitions made in 2000, repurchases of Company stock, and general working capital needs.

The effective income tax rate was 40.0% for the nine months ended September 30, 2000, compared to 39.5% for the 1999 period. The 1999 period included the benefit of the tax free life insurance proceeds discussed above.

Earnings per diluted share of $1.52 for the nine month period ended September 30, 1999 included $.05 related to the tax free gain on the life insurance policy discussed above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

At September 30, 2000, working capital amounted to $362,899 compared to $273,040 at December 31, 1999. The increase was primarily due to increases in receivables and inventory resulting from the increased sales activity. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. The unsecured syndicated credit facility has a borrowing limit of $200,000. As of September 30, 2000, $112,750 was outstanding under this credit facility. The Company also has agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $290,000. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010, with an average life of 9.1 years, and bear interest at an average fixed rate of 6.83% per annum.

Cash was used in operations during the nine month period ended September 30, 2000, as compared to cash provided by operations during the corresponding 1999 period, primarily due to increased working capital needs during the 2000 period necessary to support the increased sales activity.

Capital expenditures, excluding acquisitions, were $22,111 for the nine months ended September 30, 2000. The Company had no material commitments for capital expenditures as of September 30, 2000. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future. The purchases of Hagerty, Toma and United were funded with borrowings on the Company's line of credit.

The Board of Directors declared a 3-for-2 common stock split, in the form of a 50% stock dividend, effective September 24, 1999, to shareholders of record September 2, 1999.

On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding Common Stock through its Stock Repurchase Plan, for a total of 6,000,000 shares. During the nine months ended September 30, 2000, the Company repurchased 595,950 shares of its Common Stock at an average purchase price of $20.74 per share. The Company has purchased a total of 3,268,275 shares of its Common Stock, at an average purchase price of $11.88 per share, as of September 30, 2000, all of which were treated as authorized but unissued shares. The Company generally repurchases its stock when the stock price falls to a level that causes the use of capital to repurchase stock to be more accretive than the use of capital for an acquisition. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.09 Amendment No. Four to Credit Agreement dated October 22, 1997.
          27    Financial Data Schedule

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RELIANCE STEEL & ALUMINUM CO.

Dated:  November 13, 2000         By: /s/ David H. Hannah
                                      ------------------------------------------
                                          David H. Hannah
                                          President and Chief Executive Officer

                                  By:  /s/ Karla R. McDowell
                                      ------------------------------------------
                                           Karla R. McDowell
                                           Senior Vice President and
                                              Chief Financial Officer