Form 10-K
period 2000-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2001-03-29
CIK 861884

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 001-13122

                            ------------------------

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
                  COMMON STOCK                               NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 28, 2001 was $596,706,566.40.

     As of February 28, 2001, 25,179,542 shares of the registrant's common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
            Industry Overview...........................................    1
            History of Reliance.........................................    1
            Customers...................................................    5
            Suppliers...................................................    6
            Backlog.....................................................    6
            Products and Processing Services............................    6
            Marketing...................................................    8
            50%-Owned Company...........................................    9
            Industry and Market Cycles..................................    9
            Competition.................................................   10
            Quality Control.............................................   10
            Systems.....................................................   10
            Government Regulation.......................................   11
            Employees...................................................   11
Item 2.     Properties..................................................   11
Item 3.     Legal Proceedings...........................................   14
Item 4.     Submission of Matters to a Vote of Security Holders.........   14

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related              15
            Stockholder Matters.........................................
Item 6.     Selected Financial Data.....................................   16
Item 7.     Management's Discussion and Analysis of Financial Condition    17
            and Results of Operations...................................
Item 7a.    Quantitative and Qualitative Disclosures About Market          23
            Risk........................................................
Item 8.     Financial Statements and Supplementary Data.................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting    47
            and Financial Disclosure....................................

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   47
Item 11.    Executive Compensation......................................   47
Item 12.    Security Ownership of Certain Beneficial Owners and            47
            Management..................................................
Item 13.    Certain Relationships and Related Transactions..............   47

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form    47
            8-K.........................................................
SIGNATURES..............................................................   49

                    SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K may include forward-looking statements that involve risks and uncertainties. Reliance Steel & Aluminum Co. (the "Company") is subject to risks inherent in the industries which the Company serves, such as, the volatility of the transportation, construction, general manufacturing, aerospace and semiconductor fabrication industries to which the Company sells products. These industries, and therefore the Company, are subject to changes in the economy in general. The Company has increased its long-term debt as a result of its recent acquisitions and is subject to increased risks as a result of this higher leverage. The Company's metals service centers are subject to fluctuations in the price of raw materials, although the Company is generally able to pass-through increases in costs of raw materials to its customers. The Company's relationship to and business dealings with significant vendors and customers and the intense price competition in the Company's markets also may affect the Company's results. Recent acquisitions of the Company may not perform as the Company anticipates after the change in ownership. Accordingly, the actual results realized by the Company could differ materially from the statements made herein. You should not rely on the forward-looking statements made in this Annual Report on Form 10-K.

     This Annual Report on Form 10-K includes trademarks and service marks of the Company and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

     Reliance Steel & Aluminum Co. ("Reliance" or the "Company") is one of the largest metals service center companies in the United States ("U.S."). The Company has a network of 24 divisions and 15 subsidiaries operating metals service centers, with 80 processing and distribution facilities, not including American Steel, L.L.C. ("American Steel") in 23 states, France and Korea. Through this network, the Company provides value-added metals processing services and distributes a full line of more than 80,000 metal products, including alloy, aluminum, brass, copper, carbon, stainless and specialty steel products to more than 70,000 customers in a broad range of industries. Some of these metals service centers provide processing services for specialty metals only. Reliance delivers products from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington. In addition, one of the Company's subsidiaries has two international locations, with a subsidiary operating a distribution center in Fuveau, France and a 66.5% ownership interest in a joint venture company operating a manufacturing facility in Seoul, Korea. The Company also has a 50% ownership interest in and operational control of American Steel, which operates two metals service centers in the Pacific Northwest.

  Industry Overview

     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting and shearing. These processing services help customers save time, labor and expense which reduce overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market to allow metals service centers, such as Reliance, to purchase, process and deliver metals to end users in a more efficient and cost-effective manner than the end user could achieve in dealing directly with the primary producer or with an intermediate steel processor. Industry analysts estimate that, historically in the U.S., based on tonnage, metals service centers and processors purchased approximately 30% of all carbon industrial steel products, 45% of all stainless steel produced in the U.S. and 36% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things). The metals distribution industry is currently estimated at more than $75 billion in revenues in the U.S.

     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of the Company's competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in the U.S. has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 2000. The Company believes that this consolidation trend creates new opportunities for acquisitions.

  History of Reliance

     Reliance was organized as a California ("CA") corporation on February 3, 1939 and commenced business in Los Angeles fabricating steel reinforcing bar. Within ten years, it had become a full-line distributor of steel and aluminum, operating a single metals service center in Los Angeles, CA. In the early 1950's, the Company automated its materials handling operations and began to provide processing services to meet its customers' requirements. In the 1960's, the Company began to expand its operations by acquiring other companies and developing additional service centers and began to establish branch metals service centers in other geographic areas.

     In the mid-1970's, the Company began to establish specialty metals service centers stocked with inventories of selected metals such as aluminum, stainless steel, brass and copper, and equipped with automated materials handling and precision cutting equipment and has continued to expand its network through acquisitions. The Company currently has 69 specialty metals service centers and 11 full-line facilities, not including American Steel, which processes and distributes primarily carbon steel products from two metals service centers. The Company recently formed RSAC Management Corp., a CA corporation, that operates as a holding company for all of the Reliance subsidiaries and provides administrative and management services to all of the Company's metals service centers. The Company operates metals service centers under the following trade names:

                                            NO. OF
               TRADE NAME                  LOCATIONS   PRIMARY PRODUCTS PROCESSED & DISTRIBUTED
               ----------                  ---------   ----------------------------------------
RELIANCE DIVISIONS
  Affiliated Metals......................      1       Plate and Flat-Rolled Aluminum and
                                                       Stainless Steel
  Arrow Metals...........................      2       Aluminum, Brass and Copper
  Bralco Metals..........................      3       Aluminum, Brass, Copper and Stainless
                                                       Steel
  Engbar Pipe & Steel Co. ...............      1       Carbon Steel Bars, Pipe and Tubing
  MetalCenter............................      1       Flat-Rolled Aluminum and Stainless Steel
  Reliance Metalcenter...................     11       Variety of Carbon Steel and Non-Ferrous
                                                       Metal Products
  Reliance Steel Company.................      2       Carbon Steel
  Tube Service Co. ......................      6       Specialty Tubing
ALLEGHENY STEEL DISTRIBUTORS, INC........      1       Carbon Steel
ALUMINUM AND STAINLESS, INC..............      2       Aluminum Sheet, Plate and Bar
AMERICAN METALS CORPORATION..............      3       Carbon Steel
AMI METALS, INC..........................      6       Heat-Treated Aluminum Sheet and Plate
CCC STEEL, INC.
  CCC Steel..............................      1       Structural Steel
  IMS Steel Co...........................      1       Structural Steel
CHATHAM STEEL CORPORATION
  Chatham Steel..........................      5       Full-Line Service Center
  Chatham Processing Services............      1       Metal Fabrication
DURRETT SHEPPARD STEEL CO., INC..........      1       Carbon Steel Plate, Bar and Structural
LIEBOVICH BROS., INC.
  Liebovich Steel & Aluminum Company.....      1       Full-Line Service Center
  Architectural Metals, Inc..............      1       Metal Fabrication
  Good Metals, Inc.......................      1       Tool and Alloy Steels
  Hagerty Steel & Aluminum Company.......      1       Carbon Steel Flat-Roll and Plate
  Liebovich Custom Fabricating Company...      1       Metal Fabrication
LUSK METALS..............................      1       Precision Cut Aluminum Plate and Aluminum
                                                       Sheet and Extrusions
PHOENIX CORPORATION
  Phoenix Metals Company.................      5       Flat-Rolled Aluminum, Stainless Steel and
                                                       Coated Carbon Steel
  Steel Bar..............................      1       Carbon Steel Bars and Tubing
SERVICE STEEL AEROSPACE CORP.
  Service Steel Aerospace................      2       Stainless and Alloy Specialty Steels
  United Alloys Aircraft Metals, Inc.....      1       Titanium Products
SISKIN STEEL & SUPPLY COMPANY, INC.
  Siskin Steel...........................      4       Full-Line Service Centers
  East Tennessee Steel Supply, Inc.......      1       Carbon Steel Plate, Bar and Structurals
  Georgia Steel Supply Company...........      1       Full-Line Service Center

                                            NO. OF
               TRADE NAME                  LOCATIONS   PRIMARY PRODUCTS PROCESSED & DISTRIBUTED
               ----------                  ---------   ----------------------------------------
TOMA METALS, INC.........................      1       Stainless Steel
VALEX CORP.
  Valex..................................      6       Specialty Tubing
  Valex S.A.R.L..........................      1       Specialty Tubing
  Valex Korea Co., Ltd...................      1       Specialty Tubing
VIKING MATERIALS, INC.
  Viking Materials.......................      1       Flat-Rolled Carbon Steel
  Viking Materials of Illinois, Inc......      1       Flat-Rolled Carbon Steel

     The Company serves its customers primarily by providing quick delivery, metals processing and inventory management services. The Company purchases a variety of metals from primary producers and sells these products in smaller quantities. For approximately 50% of its sales, the Company performs metals processing services, or first stage processing, before distributing the product to manufacturers and other end users, generally within 24 hours from receipt of an order, for orders that do not require extensive or customized processing. Metals processing services include bar turning, bending, blanking, deburring, electropolishing, fabricating, forming, grinding, leveling, machining, pipe threading, precision plate sawing, punching, sawing, shape cutting, shearing, skin milling, slitting, tee splitting and straightening, twin milling, welding and wheelabrating, all to customer specifications. See "Business -- Products and Processing Services". These services save time, labor and expense for customers and reduce customers' overall manufacturing costs. During 2000, the Company's metals service centers handled approximately 7,380 transactions per business day, with an average revenue of approximately $940 per transaction. Total revenues of the Company for 2000 were $1.73 billion.

     Historically, the Company has expanded both through acquisitions and internal growth. Since its initial public offering in September 1994, Reliance has successfully completed twenty-three acquisitions and four strategic asset purchases. The Company acquired Aluminum and Stainless, Inc. ("A&S"), and Viking Materials, Inc. ("Viking") and its related company, Viking Materials of Illinois, Inc. ("Viking Illinois"), in 2001. In addition, the Company completed a strategic asset purchase in 2001. The Company also acquired twenty businesses from 1984 to September 1994.

     Effective January 19, 2001, the Company acquired 100% of the outstanding stock of A&S. A&S operates a metals service center based in Lafayette, Louisiana that provides non-ferrous products primarily related to the marine industry for use in the production of large commercial vessels that provide various services for offshore oil rigs. A&S had revenues for the year ended December 31, 2000 of approximately $22 million. In March 2001, the Company opened a branch operation of A&S in New Orleans, Louisiana, through the purchase of certain assets of an existing metals service center.

     Effective January 18, 2001, the Company purchased 100% of the stock of Viking, based in Minneapolis, Minnesota, and a related company, Viking Illinois based near Chicago, Illinois. Viking provides primarily carbon steel flat-rolled products to its customers in the Midwest region of the U.S. Viking Illinois is now operating as a wholly-owned subsidiary of Viking, which is operating as a wholly-owned subsidiary of the Company. For the year ended December 31, 2000, Viking and Viking Illinois had combined revenues of approximately $90 million.

     On December 1, 2000, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. ("Siskin"), the Company acquired the outstanding stock of East Tennessee Steel Supply, Inc. ("East Tennessee"), a privately-held metals service center based in Morristown, Tennessee. East Tennessee provides its customers in the Southeast region of the country with value-added processing and distribution of carbon steel plate, bar and structurals and had sales of approximately $6 million for the year ended June 30, 2000. East Tennessee operates as a wholly-owned subsidiary of Siskin.

     On August 7, 2000, through its newly-formed company, United Alloys Aircraft Metals, Inc. ("United"), the Company purchased the net assets and business of the Aircraft Division of United Alloys, Inc. United is located in Vernon (Los Angeles), CA, and provides its customers with value-added processed titanium, nickel base and stainless steel products used primarily in the aerospace industry. The Aircraft Division of United Alloys, Inc. had sales of approximately $18 million for the year ended December 31, 1999. United operates as a wholly-owned subsidiary of Service Steel Aerospace Corp. ("SSA"), a wholly-owned subsidiary of the Company.

     On June 1, 2000, the Company acquired 100% of the outstanding stock of Toma Metals, Inc. ("Toma"), a privately-held metals service center based in Johnstown, Pennsylvania. Toma processes and distributes primarily stainless steel flat-rolled products and had sales of approximately $10 million for the six months ended March 31, 2000. Toma operates as a wholly-owned subsidiary of the Company.

     On February 5, 2000, through its newly-formed company, Hagerty Steel & Aluminum Company ("Hagerty"), the Company purchased the net assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois. Hagerty processes and distributes primarily carbon steel products. Net sales of the metals service center business of Hagerty Brothers Company were approximately $30 million for the year ended December 31, 1999. Hagerty operates as a wholly-owned subsidiary of Liebovich Bros., Inc. ("Liebovich"), a wholly-owned subsidiary of the Company.

     On October 1, 1999, the Company purchased the assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business was based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products. These three Arrow Metals locations had sales of approximately $30 million for the twelve months ended December 31, 2000. The Arrow Metals locations are operating as divisions of the Company, with the Houston location operating under the trade name of Reliance Metalcenter.

     On September 3, 1999, the Company acquired 100% of the stock of Allegheny Steel Distributors, Inc. ("Allegheny"), a privately-held metals service center. Allegheny is based in Indianola (Pittsburgh), Pennsylvania and specializes in cutting-to-length and blanking primarily carbon steel flat-rolled products. Allegheny had sales of approximately $28 million in the year ended December 31, 2000.

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich, a privately-held metals service center company headquartered in Rockford, Illinois. This acquisition provided the Company an entry into a new market, the Midwest area of the U.S. Liebovich provides primarily carbon steel products and has a metals service center facility and two metal fabrication facilities in Rockford, Illinois, as well as a service center in Wyoming (Grand Rapids), Michigan. Liebovich's sales for the twelve months ended December 31, 2000, were approximately $121 million.

     Valex Corp. ("Valex"), a 97%-owned subsidiary of the Company that is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants, formed its first foreign subsidiary and opened an international distribution center in 1999 in Fuveau, France. Valex also formed a joint venture in 1999 establishing a Korean company, Valex Korea Co., Ltd. ("Valex Korea"). The joint venture consists of a 66.5% interest held by Valex and a 33.5% interest held by the individual who owns a company that had been acting as an independent distributor of Valex's products in Korea. Valex Korea completed the construction of its facility near Seoul, Korea and began operations in this new facility during the second half of 2000. Valex Korea is the only ultra high-purity stainless steel tubing and fittings manufacturing plant in Korea, servicing the Asian semiconductor industry. In February 1999, Valex purchased certain of the assets of one of its domestic competitors, which further strengthened Valex's position in supplying the U.S. market for the semiconductor manufacturing industry.

     During 2000, Bralco Metals, a division of Reliance, opened a satellite operation in Kent (Seattle), Washington, through the purchase of certain assets of an existing metals service center. This facility is servicing the growing metals processing needs of Bralco Metals' customers in the Pacific Northwest market. Bralco Metals processes and distributes primarily aluminum, brass, copper and stainless steel products to its customers.

     Also in 2000, SSA established a local presence in the Wichita, Kansas market to service its growing customer base. SSA is utilizing a portion of the existing Reliance Metalcenter facility in Wichita for its operations. Reliance Metalcenter, Wichita, is a division of Reliance. In 2000, SSA also combined two facilities in CA by combining the existing SSA facility in Long Beach with the recently acquired United facility in Vernon.

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

     The Company seeks to increase its profitability by expanding its existing operations and acquiring businesses that diversify or enhance the Company's customer base, product range and geographic coverage. The Company has developed an excellent reputation in the industry for its integrity and the quality and timeliness of its service to customers.

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

     The Company has more than 70,000 customers in various industries, with no customer accounting for more than 1% of the Company's sales in 2000. During 2000, more than 90% of the Company's orders were from repeat customers. Reliance's customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto after-market), aerospace and semiconductor manufacturing industries. The Company's metals service centers wrote and delivered more than 1,830,000 orders during 2000 at an average price of approximately $940. Most of the customers who purchase from the Company's various metals service centers are located within a 150-mile radius of the metals service centers; the proximity of the centers to the customers assists the Company in providing just-in-time delivery to its customers on its fleet of 533 owned or leased trucks. Moreover, Reliance's computerized order entry system and flexible production scheduling also enables the Company to meet customer requirements for short lead times and just-in-time delivery. Approximately 2% of the Company's sales were to international customers in 2000, with almost half of these sales from Valex. Valex has an international distribution center in France and a manufacturing facility in Korea to service its European and Asian markets.

     The Company believes that its long-term relationships with many of its customers significantly contribute to the success of its business. Providing prompt and efficient services and quality products at a reasonable price are important factors in maintaining these relationships.

     The Company's customers are subject to changes in demand based on, among other things, general economic conditions and industry capacity. Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn. The semiconductor manufacturing industry in which Valex's customers operate, which is highly cyclical in nature and subject to changes in demand based on, among other things, general economic conditions and industry capacity, experienced strong demand throughout 2000, following a significant slowdown in 1998 and the first half of 1999. These changes in demand have also impacted the Company's other locations which service the Silicon Valley of California. Demand in the semiconductor and related industries is expected to slow during 2001 from its 2000 levels. The aerospace industry, which represented a significant portion of the Company's sales during 1998, slowed during 1999 and most of 2000 primarily due to decreased buying patterns of certain of the Company's major aerospace customers and due to the loss of a significant contract from one of these customers. However, aerospace demand increased in the fourth quarter of 2000 and this trend is expected to continue into 2001. In addition, the Company was impacted by the general economic downturn in the U.S. that began in the second half of 2000.

     Historically, the Company's largest market for its products has been California, representing 33% of the Company's 2000 sales, decreasing significantly from 45% of 1997 sales. Although California continues to be the largest market, the Company has expanded its facilities geographically as a result of strategic acquisitions and has increased its physical capabilities through capital expenditures to reduce the impact of any regional economic recession on the Company's operations. The Southeast region of the U.S. represented 30% of 2000 sales compared to 17% of 1997 sales.

  Suppliers

     Reliance purchases its products from the major metals producers, both domestic and foreign, and has multiple suppliers for all of its product lines. The Company's major suppliers of domestic carbon steel products include California Steel Industries, Hanna Steel Corporation, Huntco Steel, Inc., Northwestern Steel & Wire Company, Nucor Corporation and USS-POSCO Industries. Allegheny Technologies Incorporated, Handy & Harmon, International Stainless Steel Co., Mexinox U.S.A., Inc., North American Stainless and Plymouth Tube supply stainless steel products. The Company is a recognized distributor for various major aluminum companies, including Aluminum Company of America ("Alcoa"), Alcan Aluminum Limited, Commonwealth Aluminum, Kaiser Aluminum, McCook Metals L.L.C., Ormet Aluminum Mill Products Corporation and Pechiney Rolled Products. Due to the increase in aerospace demand in late 2000 and due to certain aluminum mill plant closures caused by high energy costs, certain heat-treated aluminum products have been available in limited supply in early 2001, with costs of these metals expected to increase. The Company's total volume of purchases enables it to purchase substantially all of its inventory at the best prices offered by the suppliers, given the order size. The Company believes that it is not dependent on any one of its suppliers for metals and that its relationships with its suppliers are very strong. The Company has worked closely with its suppliers in order to become an important customer for each major supplier of the Company's metals for its core product lines.

  Backlog

     Because of the just-in-time delivery policy and the short lead time nature of its business, the Company does not believe the information on backlog of orders is material to an understanding of its metals service center business.

  Products and Processing Services

     The Company has reduced its dependence on any particular customer group or industry by processing a variety of metals. This diversification of product type and material has reduced the Company's exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries, as well as reducing its dependence on particular suppliers. At its metals service centers, the Company provides processing services, such as bar turning, bending, blanking, deburring, electropolishing, fabricating, forming, grinding, leveling, machining, pipe threading, precision plate sawing, punching, sawing, shape cutting, shearing, skin milling, slitting, tee splitting and straightening, twin milling, welding and wheelabrating, to each customer's specifications and delivers the products to manufacturers and other end users. For orders other than those requiring extensive or specialized processing, delivery to the customer generally occurs within 24 hours from receipt of the initial order. The Company's sales of its more than 80,000 products in 2000 comprised the following approximate percentages by commodity and product:

     - 12% carbon steel structurals

     - 11% heat treated aluminum plate, sheet and coil

     - 10% carbon steel plate

     - 10% stainless steel plate, sheet and coil

     -  8% common alloy aluminum plate, sheet and coil

     -  7% carbon steel tubing

     -  7% carbon steel bar

     -  6% galvanized steel sheet and coil

     -  6% aluminum bar and tube

     -  5% stainless steel bar and tube

     -  5% cold rolled steel sheet and coil

     -  5% hot rolled steel sheet and coil

     -  3% electropolished stainless steel tubing and fittings

     -  5% miscellaneous, including brass, copper and titanium.

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

     Few metals service centers offer the full scope of processing services and metals that Reliance uses to produce the desired end products. Following are descriptions of the primary processing services performed by the Company:

     - Bar turning involves machining a metal bar into a smaller diameter.

     - Bending is the forming of metals into various angles.

     - Blanking cuts the metal into close tolerance, square or rectangular shapes.

     - Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

     - Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean, and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment process for all Ultra High-Purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

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

     - Machining refers to performing multiple processes to a piece of metal to produce a customer specified component part.

     - Pipe threading cuts threads around the circumference of the pipe.

     - Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as
       0.003 of an inch.

     - Punching cuts holes into carbon steel beams or plates by pressing or welding per customer specifications.

     - Sawing involves cutting metal into customer specified lengths, shapes or sizes.

     - Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate. Routing for aluminum plate is also performed.

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

  Marketing

     Reliance's 657 sales personnel are located in thirty states, France and Korea to provide marketing services throughout each of the geographic locations served. The sales personnel are organized by division or subsidiary among the Company's profit centers and are divided into two groups: those who travel throughout a specified geographic territory to maintain relationships with the Company's existing customers and to develop new customers ("outside sales personnel") and those who remain at the facilities to write and price orders ("inside sales personnel"). The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the respective profit center's gross profit or pretax profit, and the outside sales personnel generally receive incentive compensation based on gross profit from their respective geographic territories.

  50%-Owned Company

     Since July 1, 1995, the Company has maintained a 50% interest in and operational control of American Steel, L.L.C. ("American Steel"), a limited liability company. American Steel operates metals service centers in Portland, Oregon and Kent (Seattle), Washington. American Industries, Inc. ("Industries") owns the other 50% interest in American Steel. The Operating Agreement provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of Industries or December 31, 2005. This 50% investment in American Steel is accounted for by the equity method, whereby the Company includes 50% of American Steel's earnings in the Company's net income and earnings per share amounts. American Metals, which operates three metals service centers located in the Central Valley of California, was a wholly-owned subsidiary of American Steel, until October 1, 1998, when the Company obtained 100% of the stock of American Metals.

  Industry and Market Cycles

     The Company distributes metal products to customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries in which the Company's customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. Because the Company sells to a wide variety of customers in several industries, management believes that the effect of such changes on the Company is significantly reduced. The Company can give no assurance, however, that it will be able to increase or maintain its level of sales in periods of economic downturn. The U.S. economy began to experience a general slowing in the second half of 2000 that is expected to continue into 2001. The Company was somewhat impacted by the economic downturn in 2000, primarily in the Southeast and Midwest regions of the U.S. and primarily related to sales of its basic carbon steel and aluminum products. If this economic condition continues or worsens, the negative impact to the Company may increase.

     The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a significant period of growth from 1993 to 1996, this industry experienced a significant slowdown from mid-1996 through mid-1999. In the second half of 1999, the semiconductor industry began to improve and provided strong demand throughout 2000. Although the Company expects demand to decline in 2001 from its 2000 levels, the Company does not know the extent of the decline. The aerospace industry experienced a significant slowdown during 1999 and 2000 from its strong markets during 1997 and 1998. The slowdown in the aerospace industry that began in 1999 resulted primarily from decreased buying patterns of certain of the major aerospace companies due to overcapacity and lower demand. This trend continued into 2000, with an increase in demand experienced in the fourth quarter of 2000. This increase in demand is expected to continue into 2001 based on the major aerospace companies increasing production projections. In addition, a tightening in supply should increase the costs of materials sold to the aerospace industry. The truck trailer and rail car industries experienced a significant slowing in demand during 2000, which significantly impacted the Company's operations in the Pacific Northwest. These industries are subject to changes in demand based on, among other things, general economic conditions and industry capacity.

     The Company is also subject to fluctuations in the costs of its materials, which affects the prices the Company can charge to its customers. By selling a diverse product mix, the Company is able to somewhat offset fluctuations in the costs of its materials. However, during 1998 and through the first half of 1999, metals costs of most products reached their lowest levels experienced in the past fifty years. This occurred due to overcapacity at the producer level in both domestic and foreign markets. Continued strong demand allowed domestic producers to announce increases in metal costs for most of the Company's products that began to take effect in late 1999 and continued into 2000. However, these increases were short-lived, as costs for most metals began to decline in the second quarter of 2000 and remained at these lower levels, with the exception of certain heat treated aluminum products. The Company is typically able to pass the increases in metal costs on to its customers; however, the Company cannot guarantee that the spread between its metal costs and selling prices will continue at the levels experienced during 2000 and 1999. If the Company's costs increase as a result of increased energy costs, the Company intends to pass these increases on to its customers. Increased metals costs and related selling prices should, however, allow the Company to record increased revenue and gross margin dollars on a consistent volume basis.

  Competition

     The metals distribution industry is highly fragmented and competitive. The Company has numerous competitors in each of its product lines and geographic locations, although competition is most frequently local or regional. Most of these competitors are smaller than the Company. Nonetheless, the Company faces strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than the Company. Based on an industry report, it is estimated that there were approximately 3,400 intermediate steel processors and metals service center facilities in the U.S. in 2000. The Company believes that it is one of the five largest service center companies in the U.S. Competition is based on price, service, quality and availability of products. The Company maintains centralized relationships with its suppliers and a decentralized operational structure. The Company believes that this division of responsibility has increased its ability to obtain competitive prices of metals and to provide more responsive service to its customers. In addition, Reliance believes that the size of inventory it maintains, the different metals and products it has available and the wide variety of processing services it provides distinguish the Company from its competition.

  Quality Control

     The procurement of high quality metal from suppliers on a consistent basis is critical to the Company's business. The Company has instituted strict quality control measures to assure that the quality of purchased metals will enable the Company to meet the specifications of its customers and to reduce the costs of production interruptions. Physical and chemical analyses are performed in-house and by outside parties on selected metals to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. Similar analyses are conducted on processed metal on a selected basis before delivery to the customer. The Company believes that maintaining high standards for accepting metals ultimately results in reduced return rates from its customers.

     The Company established a program to obtain certification of most of its Reliance divisions and certain of its subsidiaries under the ISO 9002 internationally-accepted quality standard. ISO 9002 certification has been attained at all of the specified locations. Management continues to believe that obtaining such certification is beneficial for its business and operations and will continue to identify locations to obtain this certification. Management anticipates that a majority of the Company's locations will be ISO 9002 certified at some point in the future.

  Systems

     The Company has converted its Reliance divisions and certain of its subsidiaries to the Stelplan(TM) manufacturing and distribution information system, which uses IBM RS6000 multi-processor based hardware. Stelplan(TM) is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan(TM) is a registered trademark of Invera Inc. Stelplan(TM) was developed specifically for the metals service center and processor industry, providing real time availability of information such as inventory availability, location and cost. Access to this information allows the Company's marketing and sales personnel to respond to the customer's needs more efficiently and more effectively and to provide quickly a product price. The Company experienced no significant disruptions in its information technology and non-information technology systems and believes those systems responded successfully to the Year 2000 date change.

     During 1999, e-commerce was introduced to the steel industry. Reliance is addressing e-commerce with a few different approaches. First, Reliance has joined certain of the e-commerce metals exchanges as a supplier with the Company being included in a supplier list and responding to inquiries placed by customers over the Internet. The Company believes this may provide access to new customers and new geographic markets. Second, an e-commerce package that directly interfaces with Stelplan(TM) is being developed by the Stelplan(TM) vendor. The Company has reviewed this package and believes this approach will primarily be used with existing customers, who will be able to place orders, inquire as to order status and verify account balances directly over the Internet. Finally, Reliance has a Web site that allows customers, both existing and potential, to obtain general information about the Company and each of its locations, and to submit a credit application or order inquiry directly through its Web site. The Web site also contains the Company's financial information and press releases. Although the Company is developing e-commerce approaches, it is uncertain as to the future impact of e-commerce on its results of operations or financial position.

  Government Regulation

     The Company's metals service centers are subject to many federal, state and local requirements relating to the protection of the environment including hazardous waste disposal and underground storage tank regulations. The only hazardous wastes that the Company uses in its operations are lubricants, cleaning solvents and electropolishing acids. The Company frequently examines ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. The Company pays state certified private companies to haul and dispose of its hazardous waste.

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

     The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. Reliance has established a strict safety policy, which it believes is one of the best in the industry. Management believes that the Company is in material compliance with applicable laws and regulations and does not anticipate that continued future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

  Employees

     As of March 1, 2001, the Company had a total of approximately 4,400 employees. Approximately 760 of these employees are covered by collective bargaining agreements, which expire at various times over the next three years. The Company has entered into collective bargaining agreements with fourteen different union locals at fifteen of its locations. The Company has not found that these collective bargaining agreements have had a material impact either favorably or unfavorably on the Company's revenues or profitability at its various locations. The Company has always maintained excellent relations with its employees and has never experienced a significant work stoppage.

ITEM 2. PROPERTIES.

     The Company maintains 80 metals service center processing and distribution facilities (not including American Steel) in 23 states, France and Korea, plus its corporate headquarters. All of the Company's service center facilities are in good or excellent condition and are adequate for its existing operations. These facilities generally operate at about 60% of capacity, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Thirty-two of these facilities are leased. Siskin leases a portion of its facilities in Chattanooga, Tennessee, as does Liebovich in Rockford, Illinois, and Chatham in Jacksonville, Florida. In addition, Durrett leases off-site space near its facility in Baltimore, Maryland. AMI leases its corporate office space in Brentwood, Tennessee. The leases are for terms expiring at various times through 2013 and have an aggregate monthly rent of approximately $550,000. In early 2001, Phoenix Metals relocated its Tampa, Florida operation into its newly-constructed facility. The Company is in the process of building a new, larger facility for its Reliance Metalcenter operation in Phoenix, Arizona that is expected to be completed in 2001. The Company owns all other properties. The following table sets forth certain information with respect to each facility:

                           FACILITIES AND PLANT SIZE

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Alabama:
  Birmingham
     (Chatham)..............................................   110,000
     (Phoenix Metals).......................................    40,000
     (Siskin)...............................................   107,000
Arizona:
  Phoenix
     (Bralco Metals)........................................    46,000
     (Reliance Metalcenter).................................   104,000
     (Tube Service).........................................    23,000
     (Valex )...............................................     2,100*
California:
  El Cajon (Tube Service)...................................    18,000
  Fontana (AMI).............................................   103,000
  Fresno (American Metals)..................................   125,000*
  Hayward (Lusk Metals).....................................    47,000*
  La Mirada (Bralco Metals).................................   140,000
  Los Angeles
     (Corporate Office).....................................    22,000
     (Reliance Steel Company)...............................   270,000*
  Milpitas (Tube Service)...................................    58,000
  National City (Reliance Metalcenter)......................    74,000
  Rancho Dominguez (CCC Steel)..............................   316,000
  Redding (American Metals).................................    42,000*
  Santa Clara (Valex).......................................     6,000*
  Santa Fe Springs
     (MetalCenter)..........................................   155,000
     (Tube Service).........................................    66,000
  Union City (Reliance Metalcenter).........................   145,000
  Ventura (Valex)...........................................   122,000
  Vernon (United)...........................................    34,000*
  West Sacramento (American Metals).........................   108,000*
Colorado:
  Colorado Springs (Reliance Metalcenter)...................    68,000
  Denver
     (Engbar)...............................................    36,000*
     (Tube Service).........................................    21,000*

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Florida:
  Jacksonville (Chatham)....................................    69,000
  Orlando (Chatham).........................................   127,000
  Tampa (Phoenix Metals)....................................    82,000
Georgia:
  Atlanta (Georgia Steel)...................................    83,000
  Forest Park (AMI).........................................    41,000*
  Norcross (Phoenix Metals).................................   170,000
  Savannah (Chatham)........................................   178,000
Illinois:
  Franklin Park (Viking Illinois)...........................    91,000*
  Peoria (Hagerty)..........................................   223,000
  Rockford (Liebovich)......................................   387,000
  Rockford (Liebovich Custom Fabricating)...................    30,000
  Rockford (Architectural Metals)...........................    10,000
Kansas:
  Wichita
     (AMI)..................................................    35,000*
     (Reliance Metalcenter).................................    45,000*
Louisiana:
  Lafayette (A&S)...........................................    40,000*
  New Orleans (A&S).........................................    70,000*
Maryland:
  Baltimore (Durrett).......................................   260,000
Michigan:
  Wyoming (Good Metals).....................................    65,000
Minnesota:
  Minneapolis (Viking)......................................   122,000*
New Jersey:
  Swedesboro (AMI)..........................................    36,000*
New Mexico:
  Albuquerque
     (Reliance Metalcenter).................................    44,000
     (Reliance Steel Company)...............................    34,000
North Carolina:
  Charlotte (Phoenix Metals)................................    41,000
  Durham (Chatham)..........................................   110,000
  Greensboro (Steel Bar)....................................    43,000*
Ohio:
  Massillon (SSA)...........................................    27,000
Oregon:
  Portland
     (Reliance Metalcenter).................................    44,000
     (Tube Service).........................................    17,000*
     (Valex)................................................     8,000*

                                                              PLANT SIZE
                          LOCATION                            (SQ. FT.)
                          --------                            ----------
Pennsylvania:
  Allentown (Valex).........................................     5,000*
  Indianola (Allegheny).....................................    53,000*
  Johnstown (Toma Metals)...................................    73,000
South Carolina:
  Columbia (Chatham)........................................   102,000
  Spartanburg (Siskin)......................................    96,000
Tennessee:
  Brentwood (Phoenix Metals)................................    16,000*
  Chattanooga (Siskin)......................................   439,000
  Morristown (East Tennessee)...............................    29,000*
  Nashville (Siskin)........................................   117,000
Texas:
  Arlington (Reliance Metalcenter)..........................   107,000
  Austin (Valex)............................................     8,000*
  Fort Worth (AMI)..........................................    75,000*
  Garland (Arrow Metals)....................................    45,000
  Houston (Reliance Metalcenter)............................    30,000
  San Antonio
     (Arrow Metals).........................................    23,000*
     (Reliance Metalcenter).................................    77,000
Utah:
  Salt Lake City
     (Affiliated Metals)....................................    86,000
     (CCC Steel)............................................    51,000
     (Reliance Metalcenter).................................   105,000
Washington:
  Algona (AMI)..............................................    27,000*
  Kent (Bralco Metals)......................................    24,000*
  Tacoma (SSA)..............................................    26,000*
International Distribution Center
Fuveau, France (Valex)......................................     2,600*
International Manufacturing Facility
Seoul, Korea (Valex Korea)..................................    41,000

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "RS" and was first traded on September 16, 1994. The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 2000 and 1999. This information is based on closing composite selling prices reported by the NYSE.

                                                     2000                  1999
                                              ------------------    ------------------
                                               HIGH        LOW       HIGH*      LOW*
                                              -------    -------    -------    -------
First Quarter...............................  $23.563    $18.000    $19.583    $16.917
Second Quarter..............................   24.125     18.938     26.542     18.125
Third Quarter...............................   22.688     19.500     25.750     20.375
Fourth Quarter..............................   26.000     20.750     24.375     17.813

---------------
* Adjusted to reflect the 3-for-2 common stock split in September 1999.

     As of March 20, 2001, there were approximately 300 record owners of Reliance common stock.

     The Company has paid quarterly cash dividends on its common stock for approximately 40 years. The 2000 quarterly dividend was increased from $.05 per share to $.055 per share. The Board of Directors (the "Board") of the Company again increased the quarterly dividend by 9% to $.06 per share in February 2001. From time to time, the Company has also paid stock dividends. Most recently, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend in September 1999, which is reflected in the above dividend amounts.

     At the present time, the Company intends to continue paying regular quarterly cash dividends, but the Board may reconsider or revise this policy from time to time based on conditions then existing, including the Company's earnings, financial condition and capital requirements, as well as other factors the Board may deem relevant. It is likely that the Board will continue to declare and pay dividends in the future, provided that earnings are legally available for dividends, but the Board also intends to continue its present policy of retaining a portion of earnings for reinvestment in the operations of the Company and the expansion of its business. The Company can give no assurance, however, that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

     The private placement debt agreements for the unsecured senior notes contain covenants which, among other things, require the maintenance of a minimum net worth that may restrict the Company's ability to pay dividends. Since its initial public offering in September 1994, the Company has paid between 6% and 10% of its earnings to its shareholders as dividends.

     The following table sets forth certain information with respect to cash dividends declared by the Company during the past two fiscal years:

DATE OF DECLARATION   RECORD DATE   PAYMENT DATE    DIVIDENDS(1)
-------------------   -----------   ------------   ---------------
     10/18/00           12/8/00        1/5/01      $.055 per share
      7/19/00            8/7/00       8/28/00      $.055 per share
      4/19/00           5/12/00        6/2/00      $.055 per share
      2/16/00           3/10/00       3/31/00      $.055 per share
     11/22/99          12/17/99        1/5/00      $.050 per share
      7/29/99           8/16/99        9/1/99      $.043 per share
      4/27/99           5/12/99       5/28/99      $.043 per share
      2/18/99            3/8/99       3/31/99      $.043 per share

---------------
(1) 1999 amounts have been restated to reflect the September 1999 3-for-2 common stock split.

ITEM 6. SELECTED FINANCIAL DATA.

     The Selected Consolidated Financial Data presented below should be read in connection with the accompanying Consolidated Financial Statements of the Company and the notes related thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2000         1999         1998        1997       1996
                                      ----------   ----------   ----------   --------   --------
                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income Statement Data:
  Net sales(1)......................  $1,726,665   $1,511,065   $1,352,807   $961,518   $653,975
  Cost of sales.....................   1,256,997    1,097,437    1,024,214    737,500    492,199
                                      ----------   ----------   ----------   --------   --------
  Gross profit......................     469,668      413,628      328,593    224,018    161,776
  Operating expenses(2).............     339,319      297,346      235,015    161,819    117,152
                                      ----------   ----------   ----------   --------   --------
  Income from operations............     130,349      116,282       93,578     62,199     44,624
  Other income (expense):
     Interest expense...............     (26,068)     (23,299)     (17,585)   (10,861)    (3,940)
     Other income, net..............       3,410        6,365        3,042      3,611      4,464
  Amortization expense..............      (7,411)      (6,804)      (4,636)    (2,761)      (937)
  Equity earnings of 50%-owned
     company........................       2,307        3,866        5,873      5,798      5,340
                                      ----------   ----------   ----------   --------   --------
  Income before provision for income
     taxes..........................     102,587       96,410       80,272     57,986     49,551
  Provision for income taxes........     (40,268)     (38,800)     (32,597)   (23,810)   (19,761)
                                      ----------   ----------   ----------   --------   --------
  Net income........................  $   62,319   $   57,610   $   47,675   $ 34,176   $ 29,790
                                      ==========   ==========   ==========   ========   ========
  Earnings per
     share -- diluted(3),(4)........  $     2.28   $     2.07   $     1.68   $   1.44   $   1.27
  Earnings per
     share -- basic(3),(4)..........  $     2.29   $     2.08   $     1.69   $   1.45   $   1.28
  Weighted average common shares
     outstanding -- diluted(3)......      27,289       27,892       28,305     23,812     23,520
  Weighted average common shares
     outstanding -- basic(3)........      27,215       27,748       28,153     23,604     23,190
  Cash dividends per share(3).......  $      .22   $      .18   $      .16   $    .11   $    .08
Balance Sheet Data (December 31):
  Working capital...................  $  347,659   $  273,040   $  289,147   $213,252   $136,765
  Total assets......................     997,243      900,005      841,395    583,866    391,176
  Long-term debt....................     421,825      318,050      343,250    143,350    107,450
  Shareholders' equity..............     403,039      400,328      345,802    313,164    192,642

---------------
(1) Does not include revenues of $97.4 million, $113.0 million, $177.2 million, $183.7 million and $178.9 million for American Steel for the twelve months ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. This 50% investment is accounted for by the equity method, so the Company includes 50% of American Steel's earnings in the Company's net income and earnings per share amounts. Through September 30, 1998, the American Steel revenues were consolidated to include the revenues of American Metals Corporation, its wholly-owned subsidiary. On October 1, 1998, the Company purchased the remaining 50% of American Metals Corporation through a stock distribution from American Steel.

(2) Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3) Amounts have been retroactively adjusted to reflect the June 1997 3-for-2 stock split and the September 1999 3-for-2 stock split.

(4) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The metals service center industry was again faced with a difficult operating environment during 2000, especially in the second half of the year. However, the Company experienced record sales and earnings results, primarily due to the inclusion of the sales and earnings from the companies acquired by Reliance in 2000 and 1999, and due to the Company's customer and product diversity as well as effective sales and gross profit management. Pricing for most of the Company's products increased slightly, early in 2000, but then fell steadily throughout the remainder of 2000. Beginning in the second half of 2000, many of the Company's peers were significantly impacted by the general economic downturn occurring in the United States. Although the Company was impacted by the general downturn in certain product lines and geographic areas, our customer, product and geographic diversity allowed us to achieve record financial results for 2000. Sales to the semiconductor, electronics and related industries were strong during 2000, and sales to the aerospace industry improved during the fourth quarter of 2000. The improvements in these industries during 2000 offset declines in the rail car and truck trailer markets experienced during 2000. Sales of basic carbon steel products also declined in the second half of 2000, primarily in the Midwest and Southeast regions of the United States. The Company believes its results have been less volatile to the economic trends affecting the industry because its operations are geographically diversified, it has a wide range of products, and its customer base and the industries to which it sells are highly diversified.

     Reliance's diversification and financial performance have benefited from several significant acquisitions during the reported periods. Additionally, the Company's successful efforts to continue to expand through strategic acquisitions and to increase its efficiencies and physical capacities through capital expenditure programs have enabled it to lessen the impact of regional economic recessions on the overall results of its operations. Management believes that the Company is positioned to take full advantage of improved economic environments, while at the same time it is poised to operate efficiently in less favorable economies because of its tight cost controls, high inventory turnover and diversification. Management does not anticipate the same level of gross margin and net income returns in 2001 as in recent years due to the current general economic conditions and volatility of metal costs, net of the impact of any acquisitions which may be made during 2001.

RECENT DEVELOPMENTS

     The Company completed four acquisitions and a strategic asset purchase during 2000, and has completed two acquisitions and a strategic asset purchase in 2001. Through these acquisitions, the Company entered two new geographic markets, expanded its presence in the Midwest and Southeast markets of the United States and gained new customers in the oil and gas sector. In addition, the Company expanded its aerospace product offerings and customer base with the purchase of its first facility that provides value-added processed titanium products. Further, the Company's joint venture in Korea began operations in the second half of 2000.

     Effective January 19, 2001, the Company acquired 100% of the outstanding stock of Aluminum and Stainless, Inc. ("A&S"). A&S operates a metals service center based in Lafayette, Louisiana that provides non-ferrous products primarily to companies in the oil and gas industry for use in the production of large commercial vessels that provide various services for offshore oil rigs. A&S had revenues for the twelve months ended December 31, 2000 of approximately $22 million. In March 2001, A&S opened a branch in New Orleans, Louisiana, established through the purchase of certain assets of an existing metals service center.

     Effective January 18, 2001, the Company purchased 100% of the stock of Viking Materials, Inc. ("Viking"), based in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. ("Viking Illinois"), based near Chicago, Illinois. Viking provides primarily carbon steel flat-rolled products to its customers in the Midwest region of the United States. Viking Illinois is now operating as a wholly-owned subsidiary of Viking, which is operating as a wholly-owned subsidiary of the Company. For the twelve months ended December 31, 2000, Viking and Viking Illinois had combined revenues of approximately $90 million.

     On December 1, 2000, the Company, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. ("Siskin"), acquired the outstanding stock of East Tennessee Steel Supply, Inc. ("East Tennessee"), a privately-held metals service center based in Morristown, Tennessee. East Tennessee provides its customers in the Southeast with value-added processing and distribution of carbon steel plate, bar and structurals. Net sales of East Tennessee were approximately $6 million for the twelve months ended June 30, 2000. East Tennessee operates as a wholly-owned subsidiary of Siskin.

     On August 7, 2000, through its newly-formed company, United Alloys Aircraft Metals, Inc. ("United"), the Company purchased the net assets and business of the Aircraft Division of United Alloys, Inc. United operates as a wholly-owned subsidiary of Service Steel Aerospace Corp., a wholly-owned subsidiary of the Company. United is located in Vernon (Los Angeles), California, and provides its customers with value-added processed titanium, nickel base and stainless steel products used primarily in the aerospace industry. The Aircraft Division of United Alloys, Inc. had 1999 annual sales of approximately $18 million.

     On June 1, 2000, the Company acquired 100% of the outstanding stock of Toma Metals, Inc. ("Toma"), a privately-held metals service center based in Johnstown, Pennsylvania. Toma processes and distributes primarily stainless steel flat-rolled products and had sales of approximately $10 million for the six months ended March 31, 2000.

     Through its newly-formed company, Hagerty Steel & Aluminum Company ("Hagerty"), the Company purchased the net assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois, on February 5, 2000. Hagerty processes and distributes primarily carbon steel products, and operates as a wholly-owned subsidiary of Liebovich Bros., Inc. ("Liebovich"), a wholly-owned subsidiary of the Company. Net sales of the metals service center business of Hagerty Brothers Company were approximately $30 million for the year ended December 31, 1999.

     The Company opened a satellite operation in Kent (Seattle), Washington, of its Bralco Metals division during 2000, through the purchase of certain assets of an existing metals service center.

     The Company expanded its foreign presence in 1999 by forming a joint venture in Korea, Valex Korea Co., Ltd. ("Valex Korea"), that is 66.5%-owned by Valex Corp. ("Valex"), a 97%-owned subsidiary of the Company. Valex Korea, which is based near Seoul, Korea, began operations in the second half of 2000, providing electropolished stainless steel tubing and fittings primarily to the semiconductor and related industries in Korea and other parts of Asia.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2000 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                            2000                     1999                     1998
                                   ----------------------   ----------------------   ----------------------
                                                  % OF                     % OF                     % OF
                                       $        NET SALES       $        NET SALES       $        NET SALES
                                   ----------   ---------   ----------   ---------   ----------   ---------
Net sales........................  $1,726,665     100.0%    $1,511,065     100.0%    $1,352,807     100.0%
Gross profit.....................     469,668      27.2        413,628      27.4        328,593      24.3
S,G&A expenses...................     318,638      18.5        278,552      18.4        220,205      16.3
Depreciation expense.............      20,681       1.2         18,794       1.2         14,810       1.1
                                   ----------     -----     ----------     -----     ----------     -----
Income from operations...........  $  130,349       7.5%    $  116,282       7.7%    $   93,578       6.9%
                                   ==========     =====     ==========     =====     ==========     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales were a record $1,726,665, or an increase of 14.3%, for the year 2000 compared to 1999, which reflects an increase in tons sold of 7.4% and an increase in the average selling price per ton of 6.5%. The increase in tons sold during 2000 was primarily due to the inclusion of twelve months of sales from the 1999 acquisitions along with sales from the 2000 acquisitions, as follows: Liebovich, acquired March 1, 1999; Allegheny Steel Distributors, Inc. ("Allegheny"), acquired September 1, 1999; Arrow Metals, acquired October 1, 1999; Hagerty, acquired February 5, 2000; Toma, acquired June 1, 2000; United, acquired August 7, 2000; and East Tennessee, acquired December 1, 2000 (collectively, the "Acquisitions"). Tons sold in 2000 experienced shifts in product mix, as compared to 1999, due to increased sales to the semiconductor, electronics and related industries throughout 2000 and increased sales to the aerospace industry during the fourth quarter of 2000. However, due to the general economic slowing during the second half of 2000, the Company experienced a decline in sales volume in certain of its markets, primarily for carbon steel products in the Southeast and Midwest regions of the United States. This shift in product mix resulted in a 6.5% increase in the average selling price in 2000 as compared to 1999. The stainless steel, aluminum and titanium products sold to the semiconductor, electronics and aerospace industries are among the highest priced products sold by the Company.

     Same-store sales (excludes sales of the Acquisitions) increased $111,280, or 7.9%, with year 2000 tons sold remaining flat as compared to 1999, and the average selling price per ton increasing by 8.4%. The increase in the average selling price is due to the shift in product mix with increased sales of the highest priced products discussed above.

     Total gross profit increased 13.6%, to $469,668 in 2000, compared to $413,628 in 1999, mainly due to the additional gross profit generated by the Acquisitions. As a percentage of sales, gross profit remained fairly consistent at 27.2% in 2000 compared to 27.4% in 1999. Although gross profit percentages declined somewhat in 2000 for sales of most carbon steel products due to reduced costs and a more competitive environment resulting from the slowing of the economy, the shift in product mix offset these declines. A greater portion of the Company's sales were to the semiconductor, electronics and aerospace markets that typically produce higher gross margins than other products sold by the Company, and the gross profit percentages achieved on sales of these products increased in 2000 as compared to 1999. Further, certain of the Acquisitions typically operate at higher gross margin percentages than the Company has historically operated at on a consolidated basis, contributing to the Company's ability to substantially maintain its record 1999 gross margin percentage in the 2000 period.

     Warehouse, delivery, selling, general and administrative expenses ("S,G&A expenses") for 2000 increased $40,086, or 14.4%, from 1999, consistent with the 14.3% increase in sales. These expenses represented 18.5% and 18.4% of sales in 2000 and 1999, respectively.

     Depreciation and amortization expense increased 9.7% for 2000 compared to 1999, due to the inclusion of both the depreciation expense and the amortization of goodwill related to the Acquisitions, along with depreciation expense on current year capital expenditures.

     Income from operations, calculated as gross profit less S,G&A expenses and depreciation expense, remained fairly consistent as a percentage of sales at 7.5% in 2000 and 7.7% in 1999. The slight decline is consistent with the change in gross profit percentages for the periods.

     Interest expense increased by 11.9% to $26,068 in 2000 compared to 1999, due to an increase in the average debt outstanding. The 2000 borrowings were used primarily to fund the $41,147 of acquisitions made in 2000 and the $56,284 of stock repurchases made during 2000.

     Equity earnings from 50%-owned company decreased by $1,559, or 40.3%, in 2000 as compared to 1999. This decrease occurred primarily in the second half of 2000 due to the weakness in demand experienced in the Pacific Northwest related mainly to the truck trailer and rail car markets.

     The effective income tax rate of the Company decreased from 40.2% in 1999 to 39.2% in 2000, mainly due to shifts in the Company's geographic composition and the implementation of certain tax planning strategies.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

     Consolidated net sales increased $158,258, or 11.7%, for the year 1999 compared to 1998, which reflects an increase in tons sold of 35.1% and a decrease in the average selling price per ton of 17.4%. The increase in sales volume during 1999 was primarily due to the inclusion of twelve months of sales from the 1998 acquisitions along with sales from the 1999 acquisitions, as follows: Phoenix Corporation ("Phoenix Metals"), acquired January 30, 1998; Durrett Sheppard Steel Co., Inc. ("Durrett"), acquired January 30, 1998; Chatham Steel Corporation ("Chatham"), acquired July 1, 1998; Lusk Metals, acquired September 18, 1998; American Metals Corporation ("American Metals"), acquired October 1, 1998; Steel Bar Corporation ("Steel Bar"), acquired October 1, 1998; Engbar Pipe & Steel Co. ("Engbar"), acquired October 5, 1998; Liebovich, acquired March 1, 1999; Allegheny, acquired September 1, 1999; and Arrow Metals, acquired October 1, 1999 (collectively, the "1999 Acquisitions"). The increased sales volume was somewhat offset due to a decrease of approximately 17.1% in tons sold to the aerospace market during 1999. The average selling price for 1999 decreased 17.4% from the 1998 average selling price due to lower costs of material for most of the Company's products, and a shift in product mix. As most of the companies acquired during 1999 and 1998 sell primarily carbon steel products, which generally have a lower selling price than other products sold by the Company, the shift in product mix has contributed to lower average selling prices. Reduced aerospace sales volume also contributed to the lower average selling price, as the heat-treated aluminum products sold to the aerospace industry are among the most high priced products sold by the Company. Further, prices of heat treated aluminum products decreased during 1999, which also lowered the average selling price.

     Excluding sales of the 1999 Acquisitions, sales declined $110,588 primarily due to lower selling prices and changes in product mix. The lower sales amount includes a 2.4% increase in tons sold, which is primarily due to general economic improvements, especially in the semiconductor and electronics industries. The average selling price decreased by 12.4% in 1999 as compared to 1998, primarily due to reduced selling prices of most of the Company's products, a greater shift toward carbon steel products, and reduced sales to the aerospace market in 1999.

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

     Total gross profit increased to $413,628 in 1999, compared to $328,593 in 1998, an increase of 25.9%, due mainly to the additional gross profit generated by the 1999 Acquisitions. Expressed as a percentage of sales, gross profit increased to 27.4% for 1999, compared to 24.3% in 1998. This increase was primarily due to costs of raw materials declining at a more rapid rate than selling prices for most of the Company's products during most of 1999. Also, in the latter half of 1999, when price increases for many of the Company's materials were announced, the Company's sales force was able to increase selling prices to its customers in advance of the increased costs taking effect. This allowed the Company to expand its gross margin percentage during this period of changing prices. In addition, certain of the 1999 Acquisitions typically operate at higher gross margin percentages than the Company has historically operated at on a consolidated basis. This positively contributed to the improvement in gross margin as a percentage of sales in the 1999 period.

     Warehouse, delivery, selling, general and administrative expenses increased $58,347, or 26.5%, for 1999 due to the increased sales volume primarily from the 1999 Acquisitions. These expenses represented 18.4% and 16.3% of sales in 1999 and 1998, respectively. The increase in expenses as a percentage of sales is primarily due to the lower selling prices experienced during 1999, and due to certain of the 1999 Acquisitions typically operating at higher expense levels than those historically experienced by the Company on a consolidated basis. These acquired companies also operate at higher gross margin levels, as discussed above.

Excluding the 1999 Acquisitions, these expenses decreased by $1,300 in 1999 compared to 1998, on an increased sales volume of 2.4% which illustrates the impact of lower selling prices on these expenses expressed as a percentage of sales.

     Depreciation and amortization expense increased $6,152 for 1999 compared to 1998. The increase is primarily due to the inclusion of both the depreciation expense and the amortization of goodwill related to the 1999 Acquisitions.

     Income from operations increased to $116,282 in 1999 from $93,578 in 1998. The increase was mainly attributable to increased gross profit margins and the inclusion of operating income from the 1999 Acquisitions.

     Interest expense increased by 32.5% in 1999 compared to 1998 due to an increase in the average debt outstanding to fund primarily acquisitions made in the second half of 1998. This increased the 1999 beginning debt outstanding, which was then reduced slightly during the year.

     The effective income tax rate of the Company decreased from 40.6% in 1998 to 40.2% in 1999, mainly due to the Company's receipt of tax free life insurance proceeds during 1999. The effect of this benefit was somewhat offset by increased non-deductible amortization of goodwill for certain of the 1999 Acquisitions.

     Included in pretax income for 1999 is a one-time net gain of $2,341 from life insurance proceeds discussed above. This resulted in net income of $.05 per diluted share in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS OTHER THAN SHARE AND PER SHARE AMOUNTS)

     At December 31, 2000, working capital was $347,659, compared to $273,040 at December 31, 1999. The increase in working capital is primarily due to the additional working capital of the Acquisitions, along with increased inventory and accounts receivable balances to support the Company's increased sales levels. Cash flow from operations decreased in 2000 as compared to 1999 mainly due to the Company's inventory and accounts receivable levels increasing by $25,165 and $16,337, respectively, and its accounts payable level decreasing by $19,267 excluding the addition of working capital from companies acquired in 2000. These changes occurred primarily to support the increased sales activity of the Company, resulting from a greater concentration of higher priced products and higher average selling prices at December 31, 2000 compared to December 31, 1999. The Company's inventory turnover rate has remained at just under five times, consistent with 1999. The accounts receivable days sales outstanding rate has increased somewhat at December 31, 2000, primarily due to increased sales to customer markets that typically receive longer payment terms than most other customer markets served by the Company. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

     The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. The syndicated credit facility has a borrowing limit of $200,000 and the Company may use up to $175,000 of the line of credit to make acquisitions. As of December 31, 2000, $85,000 was outstanding under this credit facility. The Company has recently engaged Bank of America, lead agent under the syndicated facility, to refinance this line with an increased borrowing limit to support the Company's future financing requirements. The Company also has an agreement that allows the Company to issue and have outstanding letters of credit in an amount not to exceed $10,000. In October 2000, this agreement was amended to provide an additional credit facility in the form of a cash advance with a limit of $50,000 to provide sufficient liquidity for the acquisitions pending in the fourth quarter of 2000, and the significant stock repurchase made in the fourth quarter of 2000 (discussed below). This additional facility was implemented as a bridge to allow the Company to meet its short-term objectives, until the refinancing of the syndicated credit facility is completed. As of December 31, 2000, $43,925 was outstanding under this facility, which expires April 20, 2001. The Company refinanced the borrowings under this facility on February 2, 2001, with borrowings from its syndicated credit line. The Company has agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $290,000. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010, with an average life of 9.1 years, and bear interest at an average fixed rate of 6.83% per annum.

     The Company's sources of liquidity, as discussed above, were sufficient for 2000 operations and to fund the Acquisitions and stock repurchases. The purchase price of the acquisitions made in 2000 totaled approximately $41,147. See "Recent Developments" section for a complete discussion of the acquisitions made in 2000. The Company repurchased $56,284 of its common stock during 2000, including a single private transaction for $43,925.

     Net capital expenditures, excluding acquisitions, were $30,379 for the 2000 year. The Company had no material commitments for capital expenditures as of December 31, 2000. The Company anticipates that the funds generated from operations and funds from its restructured line of credit will be sufficient to meet its working capital and acquisition needs for the foreseeable future. The purchases of Viking and A&S were funded with borrowings on the Company's line of credit.

     On August 31, 1998, the Board of Directors of the Company approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding common stock through its Stock Repurchase Plan, for a total of 6,000,000 shares. Since inception of the Stock Repurchase Plan, the Company has purchased a total of 5,538,275 shares of its common stock, at an average purchase price of $14.94 per share, as of December 31, 2000, all of which are being treated as authorized but unissued shares. In 2000, the Company repurchased 2,865,950 shares of its common stock at an average purchase price of $19.64 per share. The Company did not repurchase any shares during 1999. The Company believes such purchases enhance shareholder value and reflect its confidence in the long-term growth potential of the Company.

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

GOODWILL

     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $232,048 at December 31, 2000, or approximately 23.3% of total assets or 57.6% of consolidated shareholders' equity. The amortization of goodwill in the 2000 year was $6,198, or approximately 6.0% of pretax income. The Company's estimate of the useful life of goodwill of 40 years is considered appropriate due to the long-term nature of the business, including its customers, supply sources and longevity of operations. The risk associated with the carrying value of goodwill is whether future operating income (before amortization of goodwill) will be sufficient on an undiscounted basis to recover the carrying value. The Company reviews the recoverability of goodwill whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment would be calculated based upon the discounted cash flows or the market values as compared to the recorded costs. In management's opinion, the recorded amounts for goodwill are recoverable and no impairment exists at December 31, 2000. However, any significant change in the useful lives of goodwill, as estimated by management, or any changes to accounting for goodwill as new accounting standards are issued in the future, could have a material adverse effect on future results of operations and financial condition.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         RELIANCE STEEL & ALUMINUM CO.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   25
Consolidated Balance Sheets at December 31, 2000 and 1999...   26
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................   27
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............   28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   29
Notes to Consolidated Financial Statements..................   30
Quarterly Results of Operations (Unaudited).................   45

FINANCIAL STATEMENT SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts............   46

     All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Long Beach, California
February 9, 2001

                         RELIANCE STEEL & ALUMINUM CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $   3,107    $  9,862
  Accounts receivable, less allowance for doubtful accounts
     of $6,706 and $6,351 at December 31, 2000 and 1999.....    193,106     167,674
  Inventories...............................................    271,549     232,911
  Deferred income taxes.....................................     15,846      12,999
  Prepaid expenses and other current assets.................      7,788       5,472
                                                              ---------    --------
          Total current assets..............................    491,396     428,918
Property, plant and equipment, at cost:
  Land......................................................     35,351      31,583
  Buildings.................................................    145,625     132,165
  Machinery and equipment...................................    176,891     159,390
  Accumulated depreciation..................................   (112,516)    (95,756)
                                                              ---------    --------
                                                                245,351     227,382
Investment in 50%-owned company.............................     18,990      19,306
Goodwill, net of accumulated amortization of $19,155 and
  $12,957 at December 31, 2000 and 1999.....................    232,048     215,247
Other assets................................................      9,458       9,152
                                                              ---------    --------
          Total assets......................................  $ 997,243    $900,005
                                                              =========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  82,616    $103,968
  Accrued expenses..........................................     34,366      27,820
  Wages and related accruals................................     18,772      16,191
  Deferred income taxes.....................................      7,833       7,749
  Current maturities of long-term debt......................        150         150
                                                              ---------    --------
          Total current liabilities.........................    143,737     155,878
Long-term debt..............................................    421,825     318,050
Deferred income taxes.......................................     28,642      25,749
Commitments and contingencies...............................         --          --
Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares -- 5,000,000
     None issued or outstanding.............................         --          --
  Common stock, no par value:
     Authorized shares -- 100,000,000
     Issued and outstanding shares 25,131,917 at December
      31, 2000 and 27,798,151 at December 31, 1999, stated
      capital...............................................    139,231     153,120
  Retained earnings.........................................    264,116     247,208
  Accumulated other comprehensive loss......................       (308)         --
                                                              ---------    --------
          Total shareholders' equity........................    403,039     400,328
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $ 997,243    $900,005
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                         RELIANCE STEEL & ALUMINUM CO.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $ 1,726,665    $ 1,511,065    $ 1,352,807
Gain from SERP, net.................................           --          2,341             --
Other income, net...................................        3,410          4,024          3,042
                                                      -----------    -----------    -----------
                                                        1,730,075      1,517,430      1,355,849
Costs and expenses:
  Cost of sales.....................................    1,256,997      1,097,437      1,024,214
  Warehouse, delivery, selling, general and
     administrative.................................      318,638        278,552        220,205
  Depreciation and amortization.....................       28,092         25,598         19,446
  Interest..........................................       26,068         23,299         17,585
                                                      -----------    -----------    -----------
                                                        1,629,795      1,424,886      1,281,450
                                                      -----------    -----------    -----------
Income before equity in earnings of 50%-owned
  company and income taxes..........................      100,280         92,544         74,399
Equity in earnings of 50%-owned company.............        2,307          3,866          5,873
                                                      -----------    -----------    -----------
Income before provision for income taxes............      102,587         96,410         80,272
Provision for income taxes..........................       40,268         38,800         32,597
                                                      -----------    -----------    -----------
Net income..........................................  $    62,319    $    57,610    $    47,675
                                                      ===========    ===========    ===========
Earnings per share -- diluted.......................  $      2.28    $      2.07    $      1.68
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- diluted......   27,289,111     27,891,883     28,305,187
                                                      ===========    ===========    ===========
Earnings per share -- basic.........................  $      2.29    $      2.08    $      1.69
                                                      ===========    ===========    ===========
Weighted average shares outstanding -- basic........   27,215,087     27,748,307     28,152,550
                                                      ===========    ===========    ===========
Cash dividends per share............................  $       .22    $       .18    $       .16
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         RELIANCE STEEL & ALUMINUM CO.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          ACCUMULATED
                                        COMMON STOCK                         OTHER
                                   ----------------------    RETAINED    COMPREHENSIVE
                                     SHARES       AMOUNT     EARNINGS        LOSS          TOTAL
                                   ----------    --------    --------    -------------    --------
Balance at January 1, 1998.......  28,247,187    $154,761    $158,403        $  --        $313,164
  Net income for the year........          --          --      47,675           --          47,675
  Stock options exercised........      65,189         527          --           --             527
  Stock issued under incentive
     bonus plan..................       8,527         196          --           --             196
  Cash dividends -- $.16 per
     share.......................          --          --      (4,502)          --          (4,502)
  Repurchase of stock............    (646,200)     (3,581)     (7,677)          --         (11,258)
                                   ----------    --------    --------        -----        --------
Balance at December 31, 1998.....  27,674,703     151,903     193,899           --         345,802
  Net income for the year........          --          --      57,610           --          57,610
  Stock options exercised........     112,775       1,034         648           --           1,682
  Stock split -- fractional
     shares......................        (163)         (5)         --           --              (5)
  Stock issued under incentive
     bonus plan..................      10,836         188          --           --             188
  Cash dividends -- $.18 per
     share.......................          --          --      (4,949)          --          (4,949)
                                   ----------    --------    --------        -----        --------
Balance at December 31, 1999.....  27,798,151     153,120     247,208           --         400,328
  Net income for the year........          --          --      62,319           --          62,319
  Other comprehensive loss, net
     of taxes:
     Foreign currency translation
       adjustments...............          --          --          --         (308)           (308)
                                                                                          --------
Comprehensive income.............                                                           62,011
  Stock options exercised........     188,862       1,758       1,031           --           2,789
  Stock issued under incentive
     bonus plan..................      10,854         196          --           --             196
  Cash dividends -- $.22 per
     share.......................          --          --      (6,001)          --          (6,001)
  Repurchase of stock............  (2,865,950)    (15,843)    (40,441)          --         (56,284)
                                   ----------    --------    --------        -----        --------
Balance at December 31, 2000.....  25,131,917    $139,231    $264,116        $(308)       $403,039
                                   ==========    ========    ========        =====        ========

          See accompanying notes to consolidated financial statements.

                         RELIANCE STEEL & ALUMINUM CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net income............................................  $  62,319    $  57,610    $  47,675
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................     28,092       25,598       19,446
     Net gain from SERP benefit.........................         --       (2,341)          --
     Deferred taxes.....................................        231         (190)        (199)
     Loss on sales of machinery and equipment...........        408          200          345
     Equity in earnings of 50%-owned company............     (2,307)      (3,866)      (5,644)
     Foreign currency translation loss..................       (308)          --           --
     Changes in operating assets and liabilities:
       Accounts receivable..............................    (16,337)       7,843       15,187
       Inventories......................................    (25,165)      35,004       (3,256)
       Prepaid expenses and other assets................     (3,202)      (6,407)      (3,497)
       Accounts payable and accrued expenses............    (19,267)      17,904      (39,122)
                                                          ---------    ---------    ---------
  Net cash provided by operating activities.............     24,464      131,355       30,935
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net.......    (30,379)     (19,524)     (23,671)
  Proceeds from life insurance..........................         --        3,397           --
  Proceeds from sales of property and equipment.........        655        5,542        2,415
  Acquisitions of metals service centers and net asset
     purchases of metals service centers, net of cash
     acquired...........................................    (41,147)     (92,955)    (152,350)
  Dividends received from 50%-owned company.............      2,622        9,503        1,200
                                                          ---------    ---------    ---------
  Net cash used in investing activities.................    (68,249)     (94,037)    (172,406)
FINANCING ACTIVITIES:
  Proceeds from borrowings..............................    224,175       79,000      363,000
  Principal payments on long-term debt and short-term
     borrowings.........................................   (127,845)    (109,868)    (234,043)
  Dividends paid........................................     (6,001)      (4,949)      (4,502)
  Issuance of common stock..............................        196          188          723
  Exercise of stock options.............................      1,758        1,029           --
  Tax benefit of stock options exercised................      1,031          648           --
  Repurchase of common stock............................    (56,284)          --      (11,258)
                                                          ---------    ---------    ---------
  Net cash provided by (used in) financing activities...     37,030      (33,952)     113,920
                                                          ---------    ---------    ---------
  (Decrease) increase in cash and cash equivalents......     (6,755)       3,366      (27,551)
  Cash and cash equivalents at beginning of year........      9,862        6,496       34,047
                                                          ---------    ---------    ---------
  Cash and cash equivalents at end of year..............  $   3,107    $   9,862    $   6,496
                                                          =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period.......................  $  20,428    $  22,842    $  15,595
  Income taxes paid during the period...................     42,554       39,720       34,760

          See accompanying notes to consolidated financial statements.

                         RELIANCE STEEL & ALUMINUM CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include Allegheny Steel Distributors, Inc., American Metals Corporation, AMI Metals, Inc., CCC Steel, Inc., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Engbar Pipe & Steel Co. (merged into Reliance effective January 1, 2000), Liebovich Bros., Inc., Lusk Metals, Phoenix Corporation, RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc. and 97%-owned Valex Corp., on a consolidated basis ("Reliance" or "the Company"). All subsidiaries of Reliance are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 50% investment in American Steel, L.L.C. on the equity method of accounting. The Company accounts for its 66.5% interest in Valex Korea Co., Ltd., on a consolidated basis, reporting the remaining 33.5% as minority interest, which is included in accrued liabilities.

  Business

     In 2000, the Company operated a metals service center network of 76 processing and distribution facilities (not including American Steel, L.L.C.) in 21 states, France and Korea which provided value-added metals processing services and distributed a full line of more than 75,000 metal products.

  Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

  Fair Values of Financial Instruments

     Fair values of cash and cash equivalents and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

                         RELIANCE STEEL & ALUMINUM CO.

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

                                                            31 1/2
Buildings.................................................  years
                                                            3 - 10
Machinery and equipment...................................  years

     Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized on a straight-line basis over the period of expected benefit of 40 years. Covenants not to compete and other intangible assets are being amortized over the period of expected benefit, generally five years.

     The Company reviews the recoverability of its long-lived assets, including goodwill as required by Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is either based upon significant losses of an entity or on the inability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment is calculated based upon the discounted cash flows or the market values as compared to the recorded costs. In management's opinion, no impairment existed at December 31, 2000.

  Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment. Provisions are made currently for estimated returns.

  Stock-Based Compensation

     The Company grants stock options with an exercise price equal to the fair value of the stock at the date of grant. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No.25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.

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

                         RELIANCE STEEL & ALUMINUM CO.

  Foreign Currencies

     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the "accumulated other comprehensive loss" component of shareholders' equity for 2000. Such effects were not material in 1999 or 1998. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 2000.

  Impact of Recently Issued Accounting Standards

     In January 2000, the Financial Accounting Standards Board ("FASB") issued Emerging Issue Task Force ("EITF") No. 00-02: Accounting for Web Site Development Costs, which discusses how an entity should account for costs incurred to develop a Web site. EITF No. 00-02 is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF No. 00-02 in 2000, which did not have a significant impact on the Company's results of operations.

     In the current year, the Company adopted EITF No. 00-10: Accounting for Shipping and Handling Fees and Costs, effective for fiscal years beginning after December 15, 1999. EITF No. 00-10 requires that the amounts billed related to shipping and handling be classified as revenue and that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. The adoption of this EITF has no impact on the Company's results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133 and by SFAS No. 138, Accounting for Certain Hedging Activities). SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair values are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 137 delayed the effective date to fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. SFAS No. 138 was issued in June 2000 to amend the accounting and reporting standard of SFAS No. 133 for certain derivative instruments and certain hedging activities. At the present time, the Company does not expect SFAS No. 133, as amended, to have any effect on the Company's financial position, results of operations, or cash flows because the Company does not presently use derivatives or engage in hedging activities.

 2. ACQUISITIONS

     On December 1, 2000, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. ("Siskin"), the Company acquired the outstanding stock of East Tennessee Steel Supply, Inc. ("East Tennessee"), a privately-held metals service center located in Morristown, Tennessee. East Tennessee provides its customers in the Southeast region of the country with value-added processing and distribution of carbon steel plate, bar and structurals and had sales of approximately $6,600,000 for the year ended June 30, 2000. East Tennessee is operating as a wholly-owned subsidiary of Siskin. The purchase of East Tennessee was funded with cash generated from operations.

     On August 7, 2000, through its newly-formed company, United Alloys Aircraft Metals, Inc. ("United"), the Company purchased the net assets and business of the Aircraft Division of United Alloys, Inc. United is located in Vernon (Los Angeles), California ("CA"), and provides its customers with value-added processed titanium products. The Aircraft Division of United Alloys, Inc. had sales of approximately $18,000,000 for the twelve months ended December 31, 1999. United operates as a wholly-owned subsidiary of Service Steel Aerospace Corp., a wholly-owned subsidiary of the Company. The purchase of United was funded with borrowings under the Company's line of credit.

                         RELIANCE STEEL & ALUMINUM CO.

     On June 1, 2000, the Company acquired 100% of the outstanding stock of Toma Metals, Inc. ("Toma"), a privately-held metals service center based in Johnstown, Pennsylvania. Toma processes and distributes primarily stainless steel flat-rolled products and had sales of approximately $10,000,000 for the six months ended March 31, 2000. Toma operates as a wholly-owned subsidiary of the Company. The acquisition of Toma was funded with borrowings under the Company's line of credit.

     On February 5, 2000, through its newly-formed company, Hagerty Steel & Aluminum Company ("Hagerty"), the Company purchased the net assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois. Hagerty processes and distributes primarily carbon steel products. Net sales of the metals service center business of Hagerty Brothers Company were approximately $30,000,000 for the twelve months ended December 31, 1999. Hagerty operates as a wholly-owned subsidiary of Liebovich Bros., Inc., a wholly-owned subsidiary of the Company. The Hagerty assets were acquired with funds from borrowings under the Company's line of credit.

     On October 1, 1999, the Company purchased the assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business is based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products. The Arrow Metals locations are operating as divisions of the Company, with the Houston location operating under the Reliance Metalcenter name. Arrow Metals was acquired with cash generated from operations.

     On September 3, 1999, the Company acquired 100% of the stock of Allegheny Steel Distributors, Inc. ("Allegheny"), a privately-held metals service center. Allegheny is based in Indianola (Pittsburgh), Pennsylvania and specializes in cutting-to-length and blanking primarily carbon steel flat-rolled products. Allegheny operates as a wholly-owned subsidiary of the Company. Allegheny was acquired with funds from borrowings under the Company's line of credit.

     On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc. ("Liebovich"), for approximately $60,000,000 in cash. Liebovich was a privately-held metals service center company with one full-line metals service center and two metals fabrication facilities in Rockford, Illinois, and a metals service center in Wyoming (Grand Rapids), Michigan. Liebovich operates as a wholly-owned subsidiary of the Company. The purchase of Liebovich was funded with cash generated from operations and with borrowings on the Company's line of credit.

     On October 5, 1998, the Company acquired 100% of the outstanding stock of Engbar Pipe & Steel Co. ("Engbar"), a privately-held metals service center company located in Denver, Colorado. Engbar operated as a wholly-owned subsidiary of the Company, until its merger into the Company effective January 1, 2000. Engbar now operates as a division of Reliance. The purchase of Engbar was funded with borrowings under the Company's line of credit.

     On October 1, 1998, Phoenix Corporation ("Phoenix Metals"), which is a wholly-owned subsidiary of the Company, acquired 100% of the outstanding stock of Steel Bar Corporation ("Steel Bar"), a privately-held metals service center in Greensboro, North Carolina. Steel Bar operated as a wholly-owned subsidiary of Phoenix Metals, until its merger into Phoenix Metals effective October 1, 2000. Steel Bar now operates as a division of Phoenix Metals. The purchase of Steel Bar was funded with borrowings under the Company's line of credit.

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

                         RELIANCE STEEL & ALUMINUM CO.

American Metals is based in West Sacramento, CA, with additional service centers in Fresno and Redding, CA. American Metals operates as a wholly-owned subsidiary of the Company.

     On September 18, 1998, the Company acquired 100% of the stock of Lusk Metals, a privately-held metals service center in Hayward (San Francisco), CA, for approximately $22,000,000 in cash. Lusk Metals is operating as a wholly-owned subsidiary of the Company. The purchase of Lusk Metals was funded with borrowings under the Company's line of credit.

     Effective July 1, 1998, the Company acquired 100% of the stock of Chatham Steel Corporation ("Chatham"), a privately-held metals service center company headquartered in Savannah, Georgia for approximately $68,000,000 in cash. Chatham has additional facilities in Birmingham, Alabama; Jacksonville and Orlando, Florida; Durham, North Carolina; and Columbia, South Carolina. Chatham is operating as a wholly-owned subsidiary of the Company. The purchase of Chatham was funded with borrowings under the Company's line of credit.

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

     These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $22,998,000 and $44,094,000 for the years ended December 31, 2000 and 1999, respectively. Amortization expense for goodwill and other intangible assets amounted to approximately $7,411,000, $6,804,000 and $4,636,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the

                         RELIANCE STEEL & ALUMINUM CO.

acquisitions been made as of January 1, 2000, 1999 or 1998, appropriately, or of any potential results which may occur in the future.

                                                  YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                            2000           1999           1998
                                         -----------    -----------    -----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma (unaudited):
Net sales..............................  $1,756,695     $1,624,961     $1,705,160
Net income.............................  $   62,041     $   60,635     $   56,308
Earnings per share -- diluted..........  $     2.27     $     2.17     $     1.99
Earnings per share -- basic............  $     2.28     $     2.19     $     2.00

 3. INVENTORIES

     Inventories of the Company have primarily been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2000 and 1999, cost on the first-in, first-out ("FIFO") method exceeds the LIFO value of inventories by $17,906,000 and $13,664,000, respectively. Inventories of $81,046,000 and $47,775,000 at
December 31, 2000 and 1999, respectively, were stated on the FIFO method, which is not in excess of market.

 4. INVESTMENT IN 50%-OWNED COMPANY

     The Company maintains a 50% interest in the Membership Units of American Steel, which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington. Industries owns the other 50% interest in American Steel. The Operating Agreement ("Agreement") provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of Industries or December 31, 2005. The price shall be the greater of Industries' current capital account or 50% of the fair market value of American Steel. The Agreement gives the Company operating control over the assets and operations of American Steel. However, due to the existence of super-majority veto rights, the Company is required to account for this investment under the equity method and records its share of earnings based upon the terms of the Agreement. Additionally, until October 1, 1998, American Steel owned 100% of American Metals, which was previously a joint venture between the Company and Industries. As discussed in Note 2 to the consolidated financial statements, the Company now owns 100% of the stock of American Metals.

     The consolidated retained earnings of the Company includes the undistributed earnings of American Steel. The Company's share of undistributed earnings included in consolidated retained earnings amounted to $3,485,000 and $3,800,000 as of December 31, 2000 and 1999, respectively.

                         RELIANCE STEEL & ALUMINUM CO.

 5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Revolving line of credit ($200,000,000 limit) due
  October 22, 2002, interest at variable rates,
  weighted average rate of 6.81% during 2000 (5.50%
  during 1999).........................................  $ 85,000    $ 25,000
Cash advance ($50,000,000 limit) due October 22, 2002,
  interest at variable rates, weighted average rate of
  7.08% during 2000....................................    43,925          --
Senior unsecured notes due from January 2, 2004 to
  January 2, 2009, average fixed interest rate 7.22%...    75,000      75,000
Senior unsecured notes due from January 2, 2002 to
  January 2, 2008, average fixed interest rate 7.02%...    65,000      65,000
Senior unsecured notes due from October 15, 2005 to
  October 15, 2010, average fixed interest rate
  6.55%................................................   150,000     150,000
Variable Rate Demand Industrial Development Revenue
  Bonds, Series 1989 A, due July 1, 2014, with interest
  payable quarterly; average interest rate during 2000
  of 3.61% (3.00% during 1999).........................     3,050       3,200
                                                         --------    --------
          Total........................................   421,975     318,200
Less amounts due within one year.......................      (150)       (150)
                                                         --------    --------
          Total long-term debt.........................  $421,825    $318,050
                                                         ========    ========

     The Company has a syndicated credit agreement with four banks for an unsecured revolving line of credit with a borrowing limit of $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The Company is currently in the process of refinancing its existing $200,000,000 line of credit to an increased amount to support its future operations and expected growth opportunities. This new line will be long-term and will replace the current syndicated line and letter of credit agreement. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average life of 9.1 years, maturing from 2002 to 2010. The Company also entered into a credit agreement that allows the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit. On October 20, 2000, the Company executed an amendment to this credit agreement, providing a cash advance facility of $50,000,000 due April 20, 2001. This amendment has a term of six months, as the incremental financing agreement was provided to allow the Company to meet its anticipated short-term financing requirements until the refinancing of its existing syndicated facility (discussed above) is completed. In February 2001, the cash advance was paid down through an exchange of debt using the Company's revolving line of credit, which is due in October 2002. As such, the cash advance line of $50,000,000 has been recorded as long-term in the Company's consolidated financial statements

     The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things. The syndicated credit facility includes a commitment fee on the unused portion at an annual rate of 0.125%.

                         RELIANCE STEEL & ALUMINUM CO.

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2001......................................................  $    150
2002......................................................   139,075
2003......................................................       150
2004......................................................    22,150
2005......................................................    46,150
Thereafter................................................   214,300
                                                            --------
                                                            $421,975
                                                            ========

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

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses not currently deductible for tax....  $ 10,059    $  9,101
  Unicap...............................................     3,055       1,813
  Bad debt.............................................     2,732       2,085
                                                         --------    --------
          Total deferred tax assets....................    15,846      12,999
                                                         --------    --------
Deferred tax liabilities:
  Tax over book depreciation...........................   (24,766)    (25,882)
  Book basis in excess of tax basis on:
     Inventory acquired................................    (7,833)     (7,749)
     Goodwill..........................................    (3,748)     (1,928)
  Other, net...........................................      (128)      2,061
                                                         --------    --------
          Total deferred tax liabilities...............   (36,475)    (33,498)
                                                         --------    --------
          Net deferred tax liabilities.................  $(20,629)   $(20,499)
                                                         ========    ========

                         RELIANCE STEEL & ALUMINUM CO.

     Significant components of the provision for income taxes are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
  Federal.....................................  $33,373    $30,704    $27,004
  State.......................................    6,664      8,286      5,792
                                                -------    -------    -------
                                                 40,037     38,990     32,796
Deferred:
  Federal.....................................       81      1,279       (164)
  State.......................................      150     (1,469)       (35)
                                                -------    -------    -------
                                                    231       (190)      (199)
                                                -------    -------    -------
                                                $40,268    $38,800    $32,597
                                                =======    =======    =======

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                     2000      1999      1998
                                                     ----      ----      ----
Income tax at U.S. federal statutory tax rate......  35.0%     35.0%     35.0%
State income tax, net of federal tax effect........   3.8       4.7       5.0
Other..............................................    .4        .5        .6
                                                     ----      ----      ----
  Effective tax rate...............................  39.2%     40.2%     40.6%
                                                     ====      ====      ====

  7. STOCK OPTION PLANS

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

                         RELIANCE STEEL & ALUMINUM CO.

     Transactions under the 1994 Plan are as follows:

                                                                WEIGHTED AVERAGE
                  STOCK OPTIONS                     SHARES       EXERCISE PRICE
                  -------------                    ---------    ----------------
Outstanding at January 1, 1998...................    539,625         $10.18
  Granted........................................    289,500         $21.85
  Exercised......................................    (64,875)        $ 8.11
  Expired........................................    (29,625)        $ 9.12
                                                   ---------         ------
Outstanding at December 31, 1998.................    734,625         $15.01
  Granted........................................    578,250         $19.52
  Exercised......................................   (111,275)        $ 9.04
  Expired........................................    (63,187)        $13.84
                                                   ---------         ------
Outstanding at December 31, 1999.................  1,138,413         $17.94
  Granted........................................    146,500         $22.00
  Exercised......................................   (182,863)        $ 8.99
  Expired........................................    (36,750)        $19.38
                                                   ---------         ------
Outstanding at December 31, 2000.................  1,065,300         $19.99
                                                   =========         ======

     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the "Directors Plan"), which provides for automatic grants of options to non-employee directors. There are 300,000 shares of the Company's common stock reserved for issuance under the Directors Plan. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company (the "Board") authority to grant options to acquire the Company's common stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Of the 105,000 options granted in March 1999, 20% were immediately exercisable upon grant, with 20% becoming exercisable in each of the following four years, as specifically approved by the Board.

     Transactions under the Directors Plan are as follows:

                                                                WEIGHTED AVERAGE
                   STOCK OPTIONS                     SHARES      EXERCISE PRICE
                   -------------                     -------    ----------------
Outstanding at January 1, 1998.....................       --         $   --
  Granted..........................................   37,500         $26.08
  Exercised........................................       --         $   --
  Expired..........................................       --         $   --
                                                     -------         ------
Outstanding at December 31, 1998...................   37,500         $26.08
  Granted..........................................  120,000         $18.77
  Exercised........................................   (1,500)        $18.83
  Expired..........................................       --             --
                                                     -------         ------
Outstanding at December 31, 1999...................  156,000         $20.52
  Granted..........................................       --             --
  Exercised........................................   (6,000)        $18.83
  Expired..........................................       --             --
                                                     -------         ------
Outstanding at December 31, 2000...................  150,000         $20.59
                                                     =======         ======

                         RELIANCE STEEL & ALUMINUM CO.

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2000:

                                         OPTIONS OUTSTANDING
                                     ---------------------------             OPTIONS EXERCISABLE
                                         WEIGHTED                  ---------------------------------------
                                         AVERAGE        WEIGHTED                            WEIGHTED
                                        REMAINING       AVERAGE                              AVERAGE
   RANGE OF       OUTSTANDING AT     CONTRACTUAL LIFE   EXERCISE    EXERCISABLE AT       EXERCISE PRICE
EXERCISE PRICE   DECEMBER 31, 2000       IN YEARS        PRICE     DECEMBER 31, 2000   OPTIONS EXERCISABLE
--------------   -----------------   ----------------   --------   -----------------   -------------------
  $ 8 - $13             56,250             0.6           $10.39          45,563              $ 9.86
  $18 - $20            917,550             3.2           $19.50         252,800              $19.18
  $23 - $26            241,500             2.6           $24.46         105,750              $24.32
  ---------          ---------             ---           ------         -------              ------
  $ 8 - $26          1,215,300             3.0           $20.06         404,113              $19.48

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts shown below:

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2000            1999            1998
                                      ----------      ----------      ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Proforma:
  Net income........................   $61,192         $56,596         $47,223
Earnings per share:
  Diluted...........................   $  2.24         $  2.03         $  1.67
  Basic.............................   $  2.25         $  2.04         $  1.68

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                         2000    1999    1998
                                                         ----    ----    ----
Risk free interest rate................................  6.10%   4.80%   6.00%
Expected life in years.................................     4       4       4
Expected volatility....................................   .28     .30     .11
Expected dividend yield................................   .80%    .70%    .50%

 8. EMPLOYEE BENEFITS

     The Company has an employee stock ownership plan ("the ESOP") and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers salaried and certain hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

     Various 401(k) and profit sharing plans were maintained by the Company and its subsidiaries. Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan will continue to allow each subsidiary's Board to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2000. During 2000, the 401(k) benefit plans acquired as a result of the acquisitions of Chatham Steel Corporation

                         RELIANCE STEEL & ALUMINUM CO.

and Liebovich Bros., Inc. were merged into the Master Plan, resulting in additional contribution expense during the 2000 year of approximately $1,210,000.

     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides post-retirement benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee ("Committee") of the Board. Benefits are based upon the employees' earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. The Company recorded a one-time net gain of $2,341,000 due to life insurance proceeds related to the death of one of its executives in January 1999. This gain is net of the death benefit to be received by the deceased executive's beneficiary, under the terms of the SERP. The proceeds from the life insurance claim will be used to fund the death benefit and other payments under the SERP. The proceeds are recorded in other current assets, and the liability for the death benefit is recorded in current liabilities. The SERP does not maintain its own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP with a value of $6,906,000 and $5,834,000 at December 31, 2000 and 1999, respectively. A separate SERP plan exists for one of the companies acquired during 1998, which provides post-retirement benefits to its key employees.

     The net periodic pension costs for both SERP plans were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      2000      1999     1998
                                                     ------    ------    ----
                                                          (IN THOUSANDS)
Service cost.......................................  $  303    $  286    $195
Interest cost......................................     530       459     263
Recognized gains or (losses).......................      67        66     (21)
Prior service cost recognized......................     196       196     196
                                                     ------    ------    ----
                                                     $1,096    $1,007    $633
                                                     ======    ======    ====

                         RELIANCE STEEL & ALUMINUM CO.

     The following is a summary of the status of the funding of the SERP plans:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year.....  $ 7,093    $ 5,764    $ 2,247
  Benefit obligation from acquired company....       --         --      2,137
  Service cost................................      303        286        195
  Interest cost...............................      530        459        263
  Actuarial losses............................      542        816      1,005
  Benefits paid...............................     (234)      (232)       (83)
                                                -------    -------    -------
     Benefit obligation at end of year........  $ 8,234    $ 7,093    $ 5,764
                                                =======    =======    =======
FUNDED STATUS
  Funded status of the plan...................  $(8,234)   $(7,093)   $(5,764)
  Unrecognized net actuarial losses...........    1,466        990        240
  Unamortized prior service cost..............    1,565      1,761      1,957
                                                -------    -------    -------
     Net amount recognized....................  $(5,203)   $(4,342)   $(3,567)
                                                =======    =======    =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION
  Accrued benefit liability...................  $(5,324)   $(4,804)   $(3,713)
  Intangible asset............................      121        462        146
                                                -------    -------    -------
     Net amount recognized....................  $(5,203)   $(4,342)   $(3,567)
                                                =======    =======    =======

     In determining the actuarial present value of projected benefit obligations for the Company's SERP plans, the assumptions were as follows:

                                                          2000    1999    1998
                                                          ----    ----    ----
Weighted average assumptions
  Discount rate.........................................  7.0%    7.0%    6.5%
  Rate of compensation increase.........................  6.0%    6.0%    6.0%

     The Company's contribution expense for Company sponsored retirement plans was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    2000      1999      1998
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Master Plan......................................  $3,792    $2,596    $2,965
Employee Stock Ownership Plan....................     800       800       800
Supplemental Executive Retirement Plans..........   1,096     1,007       681
                                                   ------    ------    ------
                                                   $5,688    $4,403    $4,446
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

     The Company has a "Key-Man Incentive Plan" (the "Incentive Plan") for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2000, 1999 and 1998, this incentive compensation bonus was payable 75% in cash and 25% in the Company's

                         RELIANCE STEEL & ALUMINUM CO.

common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $2,371,000, $2,031,000 and $1,993,000 under the Incentive Plan as of December 31, 2000, 1999 and 1998, respectively. In March 2000 and 1999, the Company issued 10,854 and 10,836 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 1999 and 1998, respectively.

 9. SHAREHOLDERS' EQUITY

     On October 30, 2000, the Company purchased 2,270,000 shares of its common stock at a cost of $19.35 per share under its Stock Repurchase Plan in a private transaction. The stock was purchased from the trust of one of the Company's largest shareholders. Thomas W. Gimbel, a member of the Board, is a co-trustee of the trust from which the shares were acquired. The purchase was financed under an existing credit facility, which was amended to increase the Company's borrowing capacity by $50,000,000.

     The Board authorized a 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on September 24, 1999, to shareholders of record on September 2, 1999. All references in the financial statements to number of shares and per share amounts have been retroactively adjusted to reflect this stock split.

     In August 1998, the Board approved the purchase of up to an additional 3,750,000 shares of the Company's outstanding common stock through its Stock Repurchase Plan ("Repurchase Plan"), for a total of up to 6,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2000, the Company had repurchased a total of 5,538,275 shares of its common stock under the Repurchase Plan, at an average cost of $14.94 per share. During 2000, 2,865,950 shares were repurchased by the Company, including those purchased in the private transaction discussed above, at an average price of $19.64 per share. In 1999, the Company did not repurchase any shares.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2013. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2000 (in thousands):

2001.......................................................  $10,470
2002.......................................................    8,384
2003.......................................................    5,767
2004.......................................................    4,039
2005.......................................................    2,746
Thereafter.................................................    4,230
                                                             -------
                                                             $35,636
                                                             =======

     Total rental expense amounted to $12,273,000, $9,992,000 and $7,563,000 for 2000, 1999 and 1998, respectively.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

                         RELIANCE STEEL & ALUMINUM CO.

11. EARNINGS PER SHARE

     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any. The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   2000           1999           1998
                                                -----------    -----------    -----------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net income..................................    $62,319        $57,610        $47,675
                                                  =======        =======        =======
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares.........     27,215         27,748         28,152
                                                  =======        =======        =======
Effect of dilutive securities:
  Stock options...............................         74            144            153
                                                  -------        -------        -------
Denominator for dilutive earnings per share:
     Adjusted weighted average shares and
       assumed conversions....................     27,289         27,892         28,305
                                                  =======        =======        =======
Earnings per share -- diluted.................    $  2.28        $  2.07        $  1.68
                                                  =======        =======        =======
Earnings per share -- basic...................    $  2.29        $  2.08        $  1.69
                                                  =======        =======        =======

     All weighted shares and per-share amounts have been adjusted for the 3-for-2 common stock split that occurred in September 1999. The computations of earnings per share for 2000, 1999 and 1998 do not include 385,000, 243,000 and 190,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

12. SHIPPING AND HANDLING FEES AND COSTS

     Shipping and handling fees are included as revenue in net sales. Costs related to shipping and handling are included in cost of sales or operating expenses. For the twelve month periods ended December 31, 2000, 1999 and 1998, shipping and handling costs of approximately $53,231,000, $40,084,000 and $30,372,000, respectively, were included in "warehouse, delivery, selling, general and administrative expenses."

13. SUBSEQUENT EVENTS

     On January 19, 2001, the Company acquired Aluminum and Stainless, Inc. ("A&S"), a privately-held metals service center in Lafayette, Louisiana. A&S processes and distributes primarily aluminum sheet, plate and bar products and had sales of approximately $22,000,000 for the year ended December 31, 2000. A&S will operate as a wholly-owned subsidiary of the Company. The acquisition of A&S was funded with borrowings under the Company's line of credit.

     On January 18, 2001, the Company acquired Viking Materials, Inc. ("Viking"), a privately-held metals service center in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. ("Viking Illinois"), near Chicago, Illinois. Viking provides value-added processing and distribution of primarily carbon steel flat-rolled products and had combined sales of approximately $90,000,000 for the year ended December 31, 2000. Viking Illinois will operate as a wholly-owned subsidiary of Viking, and Viking will operate as a wholly-owned subsidiary of the Company. The acquisition of Viking and Viking Illinois was funded with borrowings under the Company's line of credit.

                         RELIANCE STEEL & ALUMINUM CO.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000:
  Net sales.................................  $430,841     $440,903      $443,652         $411,269
  Cost of sales.............................   313,853      321,738       325,254          296,152
  Net income................................    16,131       16,696        15,823           13,669
  Earnings per share -- diluted.............       .58          .60           .57              .53
1999:
  Net sales.................................  $371,884     $384,714      $380,070         $374,397
  Cost of sales.............................   278,489      282,496       275,320          261,132
  Net income................................    14,057       13,658        14,755           15,140
  Earnings per share -- diluted.............       .51          .49           .53              .54
1998:
  Net sales.................................  $315,468     $326,184      $357,819         $353,336
  Cost of sales.............................   241,722      248,390       271,486          262,616
  Net income................................    11,759       12,504        11,938           11,474
  Earnings per share -- diluted.............       .41          .44           .42              .41

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K. All per share amounts have been adjusted for the September 1999 3-for-2 common stock split.

                         RELIANCE STEEL & ALUMINUM CO.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    ------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
            DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
            -----------               ----------    ----------    ----------    ----------    ----------
Year Ended December 31, 1998
  Reserve and allowances deducted
     from asset accounts............        --            --            --            --            --
  Allowance for uncollectible
     accounts.......................    $4,343        $2,206        $1,736        $2,469(1)     $5,816
Year Ended December 31, 1999
  Reserve and allowances deducted
     from asset accounts............        --            --            --            --            --
  Allowance for uncollectible
     accounts.......................    $5,816        $2,226        $  290        $1,981(1)     $6,351
Year Ended December 31, 2000
  Reserve and allowances deducted
     from asset accounts............        --            --            --            --            --
  Allowance for uncollectible
     accounts.......................    $6,351        $2,928        $   50        $2,623(1)     $6,706

---------------
(1) Uncollectible accounts written off, net of recoveries.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure issues.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The narrative and tabular information included under the caption "Management" on pages 6 through 8 and under the caption "Compliance with Section 16(a)" on page 19 of the Proxy Statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The narrative and tabular information, including footnotes thereto, included under the caption "Executive Compensation" on pages 12 through 16 of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The narrative and tabular information, including footnotes thereto, included under the caption "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The narrative information included under the caption "Certain Transactions" on page 18 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial Statements (Included in Item 8.)

           Report of Independent Auditors

           Consolidated Balance Sheets at December 31, 2000 and 1999

           Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

           Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2000, 1999 and 1998

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

          (3) Exhibits

            EXHIBIT
            NUMBER                            DESCRIPTION
            -------                           -----------
             3.01     Registrant's Restated Articles of Incorporation(1)
             3.02     Registrant's Amended and Restated Bylaws(1)
             3.03     Amendment to Registrant's Restated Articles of Incorporation
                      dated May 20, 1998(2)
            10.01     Registrant's 1994 Incentive and Non-Qualified Stock Option
                      Plan and the Forms of Agreements related thereto(1)
            10.02     Registrant's Form of Indemnification Agreement for officers and directors(1)
            10.03     Incentive Bonus Plans(1)
            10.04     Registrant's Supplemental Executive Retirement Plan dated
                      January 1, 1996(3)
            10.05     Credit Agreement for the $200 Million Syndicated Credit
                      Facility dated October 22, 1997(4)
            10.06     Amendment No. Two to Credit Agreement dated October 22,
                      1997(5)
            10.07     Amendment No. Three to Credit Agreement dated October 22,
                      1997(5)
            10.08     Amendment No. Four to Credit Agreement dated October 22,
                      1997(6)
            10.09     Registrant's Directors Stock Option Plan dated May 20,
                      1998(2)
            21.01     Subsidiaries of Registrant
            23.01     Consent of Ernst & Young LLP
            24.01     Power of Attorney(7)

           --------------------------
           (1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

           (2) Incorporated by reference from Exhibits to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

           (3) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

           (4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

           (5) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

           (6) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 2000.

           (7) Set forth on page 49 of this report.

     (b)Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 28th day of March, 2001.

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

                   SIGNATURES                                   TITLE                        DATE
                   ----------                                   -----                        ----

              /s/ DAVID H. HANNAH                   President and Chief Executive
------------------------------------------------     Officer (Principal Executive
                David H. Hannah                           Officer); Director            March 28, 2001

              /s/ GREGG J. MOLLINS
------------------------------------------------  Executive Vice President and Chief
                Gregg J. Mollins                     Operating Officer; Director        March 28, 2001

                                                   Senior Vice President and Chief
             /s/ KARLA R. MCDOWELL                   Financial Officer (Principal
------------------------------------------------     Financial Officer; Principal
               Karla R. McDowell                         Accounting Officer)            March 28, 2001

               /s/ JOE D. CRIDER
------------------------------------------------
                 Joe D. Crider                     Chairman of the Board; Director      March 28, 2001

              /s/ THOMAS W. GIMBEL
------------------------------------------------
                Thomas W. Gimbel                               Director                 March 28, 2001

              /s/ DOUGLAS M. HAYES
------------------------------------------------
                Douglas M. Hayes                               Director                 March 28, 2001

              /s/ ROBERT HENIGSON
------------------------------------------------
                Robert Henigson                                Director                 March 28, 2001

               /s/ KARL H. LORING
------------------------------------------------
                 Karl H. Loring                                Director                 March 28, 2001

              /s/ WILLIAM I. RUMER
------------------------------------------------
                William I. Rumer                               Director                 March 28, 2001

              /s/ LESLIE A. WAITE
------------------------------------------------
                Leslie A. Waite                                Director                 March 28, 2001

                                 EXHIBIT INDEX

                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
NUMBER                            DESCRIPTION                                 PAGE
-------                           -----------                             ------------
 3.01     Registrant's Restated Articles of Incorporation(1)..........
 3.02     Registrant's Amended and Restated Bylaws(1).................
 3.03     Amendment to Registrant's Restated Articles of Incorporation
          dated May 20, 1998(2).......................................
10.01     Registrant's 1994 Incentive and Non-Qualified Stock Option
          Plan and the Forms of Agreements related thereto(1).........
10.02     Registrant's Form of Indemnification Agreement for officers and directors(1)............................................
10.03     Incentive Bonus Plan(1).....................................
10.04     Registrant's Supplemental Executive Retirement Plan dated
          January 1, 1996(3)..........................................
10.05     Credit Agreement for the $200 Million Syndicated Credit
          Facility Dated October 22, 1997(4)..........................
10.06     Amendment No. Two to Credit Agreement dated October 22,
          1997(5).....................................................
10.07     Amendment No. Three to Credit Agreement dated October 22,
          1997(5).....................................................
10.08     Amendment No. Four to Credit Agreement dated October 22,
          1997(6).....................................................
10.09     Registrant's Directors Stock Option Plan dated May 20,
          1998(2).....................................................
21.01     Subsidiaries of Registrant..................................
23.01     Consent of Ernst & Young LLP................................
24.01     Power of Attorney(7)........................................

---------------
(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2) Incorporated by reference from Exhibits to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3) Incorporated by reference from Exhibits to Registrant's Form 10-K, for the year ended December 31, 1996.

(4) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1997.

(5) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

(6) Incorporated by reference from Exhibits to Registrant's Form 10-Q, for the quarter ended September 30, 2000.

(7) Set forth on page 49 of this report.