Form 10-Q
period 2001-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2001-05-11
CIK 861884

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes [X]   No [ ]

        As of April 30, 2001, 25,209,476 shares of the registrant's common stock, no par value, were outstanding.


================================================================================

                          RELIANCE STEEL & ALUMINUM CO.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I -- FINANCIAL INFORMATION .................................................................1

        Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000..........1

        Unaudited Consolidated Statements of Income for the Three Month Periods Ended
          March 31, 2001 and March 31, 2000......................................................2

        Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended
          March 31, 2001 and March 31, 2000......................................................3

        Notes to Consolidated Financial Statements...............................................4

        Management's Discussion and Analysis of Financial Condition and Results of Operations....7

        Quantitative and Qualitative Disclosures about Market Risk...............................9

PART II -- OTHER INFORMATION ...................................................................10

SIGNATURES .....................................................................................11

                          RELIANCE STEEL & ALUMINUM CO.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                      MARCH 31,       DECEMBER 31,
                                                                        2001              2000
                                                                     -----------      ------------
                                                                     (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................   $     2,520       $   3,107
  Accounts receivable, less allowance for doubtful accounts of
      $7,285 at March 31, 2001 and $6,706 at December 31, 2000 ...       213,590         193,106
  Inventories ....................................................       298,178         271,549
  Deferred income taxes ..........................................        16,160          15,846
  Prepaid expenses and other current assets ......................         6,064           7,788
                                                                     -----------       ---------
    Total current assets .........................................       536,512         491,396
Property, plant and equipment, at cost:
  Land ...........................................................        36,042          35,351
  Buildings ......................................................       147,746         145,625
  Machinery and equipment ........................................       192,625         176,891
  Accumulated depreciation .......................................      (122,687)       (112,516)
                                                                     -----------       ---------
                                                                         253,726         245,351
Investment in 50%-owned company ..................................        13,109          18,990
Goodwill, net of accumulated amortization of $20,866 at
  March 31, 2001 and $19,155 at December 31, 2000 ................       253,738         232,048
Other assets .....................................................        10,700           9,458
                                                                     -----------       ---------
    Total assets .................................................   $ 1,067,785       $ 997,243
                                                                     ===========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $   101,280       $  82,616
  Accrued expenses ...............................................        32,726          34,366
  Wages and related accruals .....................................        12,616          18,772
  Deferred income taxes ..........................................         7,833           7,833
  Current maturities of long-term debt ...........................           250             150
                                                                     -----------       ---------
    Total current liabilities ....................................       154,705         143,737
Long-term debt ...................................................       470,200         421,825
Deferred income taxes ............................................        28,642          28,642
Commitments and contingencies ....................................            --              --
Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 5,000,000
    None issued or outstanding ...................................            --              --
  Common stock, no par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares  25,187,876 at March 31, 2001 and 25,131,917 at December 31, 2000,
            stated capital .......................................       140,006         139,231
  Retained earnings ..............................................       275,613         264,116
  Accumulated other comprehensive loss ...........................        (1,381)           (308)
                                                                     -----------       ---------
    Total shareholders' equity ...................................       414,238         403,039
                                                                     -----------       ---------
    Total liabilities and shareholders' equity ...................   $ 1,067,785       $ 997,243
                                                                     ===========       =========


          See accompanying notes to consolidated financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except share and per share amounts)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ----------------------------
                                                                                 2001             2000
                                                                              -----------      -----------
Net sales ................................................................    $   432,905      $   430,841
Other income, net ........................................................            537              727
                                                                              -----------      -----------
                                                                                  433,442          431,568
Costs and expenses:
  Cost of sales ..........................................................        312,578          313,853
  Warehouse, delivery, selling, general and administrative ...............         84,847           79,296
  Depreciation and amortization ..........................................          7,663            6,879
  Interest ...............................................................          7,647            5,623
                                                                              -----------      -----------
                                                                                  412,735          405,651
                                                                              -----------      -----------
Income before equity in earnings of 50%-owned company and income taxes ...         20,707           25,917
Equity in earnings of 50%-owned company ..................................            284              967
                                                                              -----------      -----------
Income before provision for income taxes .................................         20,991           26,884
Provision for income taxes ...............................................          8,239           10,753
                                                                              -----------      -----------

Net income ...............................................................    $    12,752      $    16,131
                                                                              ===========      ===========
Earnings per share - diluted .............................................    $       .50      $       .58
                                                                              ===========      ===========
Weighted average shares outstanding - diluted ............................     25,322,436       27,900,172
                                                                              ===========      ===========
Earnings per share - basic ...............................................    $       .51      $       .58
                                                                                               ===========
Weighted average shares outstanding - basic ..............................     25,172,374       27,785,285
                                                                              ===========      ===========
Cash dividends per share .................................................    $      .060      $      .055
                                                                              ===========      ===========


          See accompanying notes to consolidated financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                      2001            2000
                                                                    ---------       --------
OPERATING  ACTIVITIES:
Net income ......................................................   $  12,752       $ 16,131
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ..............................       7,663          6,879
     Deferred taxes .............................................        (314)           757
     Loss (gain) on sales of machinery and equipment ............         101            (11)
     Equity in earnings of 50%-owned company ....................        (284)          (967)
     Foreign currency translation loss ..........................      (1,072)            --
     Changes in operating assets and liabilities:
         Accounts receivable ....................................      (7,297)       (35,054)
         Inventories ............................................      (4,262)       (12,090)
         Prepaid expenses and other assets ......................       1,523             29
         Income taxes payable ...................................       7,910          7,872
         Accounts payable and accrued expenses ..................      (4,790)        12,448
                                                                    ---------       --------
Net cash provided by (used in) operating activities .............      11,930         (4,006)
                                                                    ---------       --------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net .................      (8,479)        (5,710)
Proceeds from sales of property and equipment ...................         960             95
Acquisitions of metals service centers and net asset purchases
   of metals service centers, net of cash acquired ..............     (43,178)       (13,545)
Dividends received from 50%-owned company .......................       6,165          2,586
                                                                    ---------       --------
Net cash used in investing activities ...........................     (44,532)       (16,574)
                                                                    ---------       --------

FINANCING ACTIVITIES:
Proceeds from borrowings ........................................     172,000         35,000
Principal payments on long-term debt and short-term
    borrowings ..................................................    (139,504)       (15,000)
Dividends paid ..................................................      (1,511)        (1,577)
Issuance of common stock ........................................       1,030            349
Repurchase of common stock ......................................          --           (666)
                                                                    ---------       --------
Net cash provided by financing activities .......................      32,015         18,106
                                                                    ---------       --------

Decrease in cash and cash equivalents ...........................        (587)        (2,474)

Cash and cash equivalents at beginning of period ................       3,107          9,862
                                                                    ---------       --------

Cash and cash equivalents at end of period ......................   $   2,520       $  7,388
                                                                    =========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the period .................................   $   8,079       $    727
Income taxes paid during the period .............................         327          2,406


          See accompanying notes to consolidated financial statements.

                          RELIANCE STEEL & ALUMINUM CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three months in the period ended March 31, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Reliance Steel & Aluminum Co. Form 10-K.


2. ACQUISITIONS

On January 19, 2001, the Company acquired Aluminum and Stainless, Inc. ("A&S"), a privately-held metals service center in Lafayette, Louisiana. A&S processes and distributes primarily aluminum sheet, plate and bar products and had sales of approximately $22,000,000 for the year ended December 31, 2000. A&S operates as a wholly-owned subsidiary of the Company. The acquisition of A&S was funded with borrowings under the Company's line of credit. In March 2001, A&S opened a branch in New Orleans, Louisiana, established by the purchase of certain assets of an existing metals service center.

On January 18, 2001, the Company acquired Viking Materials, Inc. ("Viking"), a privately-held metals service center in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. ("Viking Illinois"), near Chicago, Illinois. Viking provides value-added processing and distribution of primarily carbon steel flat-rolled products and with Viking Illinois, had combined sales of approximately $90,000,000 for the year ended December 31, 2000. Viking Illinois operates as a wholly-owned subsidiary of Viking, and Viking operates as a wholly-owned subsidiary of the Company. The acquisition of Viking and Viking Illinois was funded with borrowings under the Company's line of credit.

These transactions have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price. The allocations of purchase price were based upon the preliminary fair values of the net assets purchased.

                          RELIANCE STEEL & ALUMINUM CO.

                                   (UNAUDITED)



3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        MARCH 31,     DECEMBER 31,
                                                                           2001         2000
                                                                        ---------     ------------
                                                                             (IN THOUSANDS)
        Revolving line of credit ($200,000,000 limit) due October
          22, 2002,  interest at variable rates, weighted average
          rate of 6.14% during the three months ended March 31,
          2001 ......................................................   $ 175,000       $  85,000

        Cash advance ($50,000,000 limit) due October 22, 2002,
          interest at variable rates, weighted average rate of
          7.44% during the three months ended March 31, 2001 ........          --          43,925

        Senior unsecured notes due from January 2, 2004 to January
          2, 2009, average fixed interest rate 7.22% ................      75,000          75,000

        Senior unsecured notes due from January 2, 2002 to January
          2, 2008, average fixed interest rate 7.02% ................      65,000          65,000

        Senior unsecured notes due from October 15, 2005 to
          October 15, 2010, average fixed interest rate 6.55% .......     150,000         150,000

        Variable Rate Demand Industrial Development Revenue
          Bonds, Series 1989 A, due July 1, 2014, with interest
          payable quarterly; average interest rate during the
          three months ended March 31, 2001 of 2.53% ................       3,050           3,050

        Variable Rate Demand Revenue Bonds, Series 1999, due
          March 1, 2009, with average interest rate during  the
          three months ended March 31, 2001 of 3.72% ................       2,400              --
                                                                        ---------       ---------
                               Total ................................     470,450         421,975
                                                                        ---------       ---------
        Less amounts due within one year ............................        (250)           (150)
                                                                        ---------       ---------
                                Total long-term debt ................   $ 470,200       $ 421,825
                                                                        =========       =========

The Company has a syndicated credit agreement with four banks for an unsecured revolving line of credit with a borrowing limit of $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The Company is currently in the process of refinancing its existing $200,000,000 line of credit to an increased amount to support its future operations and expected growth opportunities. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average life of 9.1 years, maturing from 2002 to 2010. The Company also has a credit agreement that allows the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit. On October 20, 2000, the Company executed an amendment to this credit agreement, providing a cash advance facility of $50,000,000 due April 20, 2001. In February 2001, the cash advance was paid off through an exchange of debt using the Company's revolving line of credit. As of March 31, 2001, there were no borrowings outstanding under the cash advance facility. An additional amendment was executed in April 2001, extending the $50,000,000 cash advance facility to December 31, 2001. This incremental financing agreement was provided to allow the Company to meet its anticipated short-term financing requirements until the refinancing of its existing syndicated facility (discussed above) is completed.

The Company's long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

4.  SHAREHOLDERS' EQUITY

In March 2001, 8,334 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2000.

                          RELIANCE STEEL & ALUMINUM CO.

                                   (UNAUDITED)



On October 30, 2000, the Company purchased 2,270,000 shares of its common stock at a cost of $19.35 per share under its Stock Repurchase Plan in a private transaction. The stock was purchased from a trust, which is one of the Company's largest shareholders. Thomas W. Gimbel, a member of the Board, is a co-trustee of the trust from which the shares were acquired. The Stock Repurchase Plan allows the Company to purchase up to 6,000,000 shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of March 31, 2001, the Company had repurchased a total of 5,538,275 shares of its common stock under the Stock Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares during the three months ended March 31, 2001.

Accumulated other comprehensive loss of $1,381,000 and $308,000 at March 31, 2001 and December 31, 2000, respectively, consists of foreign currency translation adjustments.

5.  EARNINGS PER SHARE

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

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -----------------------
                                                               2001          2000
                                                            ----------      -------
                                                              (IN THOUSANDS EXCEPT
                                                               PER SHARE AMOUNTS)
        Numerator:
          Net income ....................................   $   12,752      $16,131
                                                            ==========      =======

        Denominator:
          Denominator for basic earnings per share:
              weighted average shares ...................       25,172       27,785
                                                            ==========      =======

        Effect of dilutive securities:
          Stock options .................................          150          115
                                                            ----------      -------
          Denominator for dilutive earnings per share:
            Adjusted weighted average shares and
              assumed conversions .......................       25,322       27,900
                                                            ==========      =======

        Earnings per share - diluted ....................   $      .50      $   .58
                                                            ==========      =======

        Earnings per share - basic ......................   $      .51      $   .58
                                                            ==========      =======

The computations of earnings per share for the three months ended March 31, 2001 and 2000 do not include 37,500 and 388,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

                          RELIANCE STEEL & ALUMINUM CO.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain income statement data for the three month periods ended March 31, 2001 and March 31, 2000 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

                                         2001                     2000
                               ----------------------    ----------------------
                                               % OF                      % OF
                                   $         NET SALES      $          NET SALES
                               --------      ---------   --------      ---------
NET SALES ...................  $432,905        100.0%    $430,841        100.0%

GROSS PROFIT ................   120,327         27.8      116,988         27.2

S,G&A EXPENSES ..............    84,847         19.6       79,296         18.4

DEPRECIATION EXPENSE ........     5,721          1.3        5,146          1.2
                               --------        ------    --------        ------

INCOME FROM OPERATIONS ......  $ 29,759          6.9%    $ 32,546          7.6%
                               ========        ======    ========        ======


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (DOLLAR AMOUNTS IN THOUSANDS)

In the three months ended March 31, 2001, consolidated net sales increased 0.5% to $432,905, compared to the first three months of 2000, which reflects a decrease of 3.0% in tons sold and an increase in the average sales price per ton of 4.1%. The decrease in tons sold was primarily due to the continued general economic slowing, which was somewhat offset by the inclusion during the 2001 period of a full three months sales of Hagerty Steel & Aluminum Company ("Hagerty"), acquired February 5, 2000; Toma Metals, Inc. ("Toma"), acquired June 1, 2000; United Alloys Aircraft Metals, Inc. ("United"), acquired August 7, 2000; East Tennessee Steel Supply, Inc. ("East Tennessee"), acquired December 1, 2000; and the sales of Viking Materials, Inc. ("Viking"), acquired January 18, 2001 and Aluminum and Stainless, Inc. ("A&S"), acquired January 19, 2001 (collectively, the "Acquisitions"). This slowdown in business activity was experienced in all areas of the Company, except for sales to the aerospace industry. The Company's sales to the aerospace industry on a tons sold basis increased 12.9% in the 2001 first quarter as compared to the 2000 first quarter. The average selling price increased for the 2001 period primarily due to increased sales to the aerospace industry, as selling prices of the products sold into the aerospace market are typically higher than most other products sold by the Company.

Same-store sales (excluding sales of the Acquisitions) decreased $32,232, or 7.5%, with the 2001 period tons sold decreasing by 11.6%, and the average selling price per ton increasing by 4.6% from the 2000 period. The decrease in tons sold resulted from the continued general downturn in the economy. The Company's sales were affected by this downturn in all areas except aerospace. The average selling price increased mainly due to the increased sales to the aerospace industry. The Company also experienced a sudden slowdown in the 2001 first quarter in the semiconductor and electronics industries as compared to the late 2000 levels.

Total gross profit increased 2.9% to $120,327 for the first three months of 2001 compared to $116,988 in the first three months of 2000, which includes the gross profit on sales from the Acquisitions. As a percentage of sales, gross profit increased to 27.8% in the three months ended March 31, 2001, from 27.2% in the three months ended March 31, 2000. The improved gross profit percentage is consistent with the 2000 fourth quarter gross profit percentage of 28.0% and resulted primarily from a shift in product mix to a greater portion of sales to the semiconductor, electronics and aerospace markets than the first quarter of 2000. Sales of carbon steel products as a percentage of total sales decreased 4.6% in the first quarter of 2001 as compared to the first quarter of 2000, and were replaced by sales of higher priced aluminum and stainless steel products that typically produce greater gross profit dollars.

Warehouse, delivery, selling, general and administrative ("S,G&A") expenses increased $5,551, or 7.0%, in the first three months of 2001 compared to the corresponding period of 2000 and amounted to 19.6% and 18.4% of sales, respectively. The dollar increase in expenses includes the expenses of the Acquisitions. The 2001 S,G&A expense as a percent of sales is consistent with the fourth quarter of 2000 level of 19.5%. The 2001 first quarter increase compared to the 2000 first quarter is primarily due to the effect of lower sales volumes on a consistent fixed cost component. The Company's variable cost component of S,G&A expense is mainly payroll related. Since December 31, 2000, the Company has reduced its workforce by 5% as the result of lower sales volume.

Depreciation and amortization expense increased $784 during the three months ended March 31, 2001 compared to the corresponding period of 2000. This increase is primarily due to the inclusion of depreciation expense related to the assets of the Acquisitions, along with the amortization of goodwill resulting from the Acquisitions.

Interest expense increased by 36.0% to $7,647 in the first quarter of 2001 compared to the 2000 quarter, mainly due to increased borrowings used to fund the Acquisitions and to fund the October 2000 common stock repurchase of $43,925.

Equity in earnings of 50%-owned company decreased $683 in the 2001 period compared to the 2000 period due to the continued weakness in the Pacific Northwest region, mainly related to the truck trailer and rail car markets.

The effective income tax rate decreased to 39.2% for the first quarter of 2001, compared to 40.0% for the 2000 period, primarily due to shifts in the Company's geographic composition and the implementation of certain tax planning strategies during 2000.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS)

At March 31, 2001, working capital amounted to $381,807 compared to $347,659 at December 31, 2000. The increase was primarily due to the additional working capital of the Acquisitions and slight increases in receivables and inventory resulting primarily from the sudden decline in sales to the semiconductor and related electronics industries late in the first quarter of 2001. The Company's capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

The Company's primary sources of liquidity are generally from internally generated funds from operations and the Company's revolving line of credit. The syndicated credit facility has a borrowing limit of $200,000. At March 31, 2001, $175,000 was outstanding under this credit facility. The Company is currently in the process of refinancing its existing $200,000 line of credit to increase the amount to support its future operations and expected growth opportunities. The Company also has an agreement that allows the Company to issue and have outstanding letters of credit in an amount not to exceed $10,000. In October 2000, this agreement was amended to provide an additional credit facility in the form of a cash advance with a limit of $50,000, which was implemented as a six-month bridge facility to allow the Company to meet its short-term objectives until the refinancing of the syndicated credit facility is completed. In February 2001, the cash advance was paid off through an exchange of debt using the Company's revolving line of credit. As of March 31, 2001, no amounts were outstanding under the cash advance facility. In April 2001, this bridge facility was extended through December 31, 2001. The Company also has agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $290,000. The senior notes that were issued in the private placements have maturity dates ranging from 2002 to 2010, with an average life of 9.1 years, and bear interest at an average fixed rate of 6.83% per annum.

Cash of $11,930 was provided by operations in the three months ended March 31, 2001, as compared to $4,006 of cash used in operations during the corresponding period of 2000, primarily due to the working capital level necessary to support the lower sales volume experienced during the 2001 period.

Capital expenditures, excluding acquisitions, were $8,479 for the three months ended March 31, 2001. The Company had no material commitments for capital expenditures as of March 31, 2001. The Company anticipates that funds generated from operations and funds available under its line of credit will be sufficient to meet its working capital needs for the foreseeable future. The purchases of A&S and Viking were funded with borrowings on the Company's line of credit.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metal pricing and availability. Additionally, the Company is exposed to market risk primarily related to its fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect the Company's market value of fixed rate debt. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current holdings of debt, the exposure to interest rate risk is not considered to be material. Fixed rate debt obligations currently issued by the Company are not callable until maturity.


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



                                  RELIANCE STEEL & ALUMINUM CO.



Dated:  May 10, 2001              By:  /s/ David H. Hannah
                                      ------------------------------------
                                           David H. Hannah
                                           President and Chief Executive Officer



                                  By:  /s/ Karla R. McDowell
                                      ------------------------------------
                                           Karla R. McDowell
                                           Senior Vice President and
                                           Chief Financial Officer