Form 10-Q
period 2001-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2001-08-13
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-13122

RELIANCE STEEL & ALUMINUM CO.
 (Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)

350 South Grand Avenue, Suite 5100
Los Angeles, California 90071
(213) 687-7700
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

Yes [X] No [   ]

     As of July 31, 2001, 31,553,851 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$12,585	$3,107

Accounts receivable, less allowance for doubtful accounts of $7,164 at June 30, 2001 and $6,706 at December 31, 2000	197,630	193,106

Inventories	288,819	271,549

Deferred income taxes	16,102	15,846

Prepaid expenses and other current assets	5,094	7,788

Total current assets	520,230	491,396

Property, plant and equipment, at cost:

Land	36,075	35,351

Buildings	148,206	145,625

Machinery and equipment	196,335	176,891

Accumulated depreciation	(127,868)	(112,516)

	252,748	245,351

Investment in 50%-owned company	13,196	18,990

Goodwill, net of accumulated amortization of $22,636 at June 30, 2001 and $19,155 at December 31, 2000	251,967	232,048

Other assets	13,596	9,458

Total assets	$1,051,737	$997,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$82,371	$82,616

Accrued expenses	35,477	34,366

Wages and related accruals	11,836	18,772

Deferred income taxes	7,833	7,833

Current maturities of long-term debt	10,250	150

Total current liabilities	147,767	143,737

Long-term debt	450,200	421,825

Deferred income taxes	28,642	28,642

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock, no par value:

Authorized shares — 5,000,000

None issued and outstanding	—	—

Common stock, no par value:

Authorized shares — 100,000,000

Issued and outstanding shares 25,228,851 at June 30, 2001 and 25,131,917 at December 31, 2000, stated capital	140,783	139,231

Retained earnings	285,630	264,116

Accumulated other comprehensive loss	(1,285)	(308)

Total shareholders’ equity	425,128	403,039

Total liabilities and shareholders’ equity	$1,051,737	$997,243

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	June 30,

	2001	2000

Net sales	$411,982	$440,903

Other income, net	1,047	889

	413,029	441,792

Costs and expenses:

Cost of sales	297,170	321,738

Warehouse, delivery, selling, general and administrative	82,249	80,002

Depreciation and amortization	7,831	6,994

Interest	7,245	6,054

	394,495	414,788

Income before equity in earnings of 50%-owned company and income taxes	18,534	27,004

Equity in earnings of 50%-owned company	99	824

Income before provision for income taxes	18,633	27,828

Provision for income taxes	7,215	11,132

Net income	$11,418	$16,696

Earnings per share — diluted	$.45	$.60

Weighted average shares outstanding — diluted	25,395,527	27,931,343

Earnings per share — basic	$.45	$.60

Weighted average shares outstanding — basic	25,218,012	27,793,118

Cash dividends per share	$.060	$.055

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Six Months Ended
	June 30,

	2001	2000

Net sales	$844,887	$871,744

Other income, net	1,584	1,616

	846,471	873,360

Costs and expenses:

Cost of sales	609,748	635,591

Warehouse, delivery, selling, general and administrative	167,096	159,298

Depreciation and amortization	15,494	13,873

Interest	14,892	11,677

	807,230	820,439

Income before equity in earnings of 50%-owned company and income taxes	39,241	52,921

Equity in earnings of 50%-owned company	383	1,791

Income before provision for income taxes	39,624	54,712

Provision for income taxes	15,454	21,885

Net income	$24,170	$32,827

Earnings per share — diluted	$.95	$1.18

Weighted average shares outstanding — diluted	25,355,432	27,913,212

Earnings per share — basic	$.96	$1.18

Weighted average shares outstanding — basic	25,195,319	27,789,201

Cash dividends per share	$.12	$.11

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net income	$24,170	$32,827

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	15,494	13,873

Deferred taxes	(256)	837

Loss (gain) on sales of machinery and equipment	179	(44)

Equity in earnings of 50%-owned company	(383)	(1,791)

Foreign currency translation loss	(977)	—

Changes in operating assets and liabilities:

Accounts receivable	8,663	(35,305)

Inventories	5,097	(25,944)

Prepaid expenses and other assets	(755)	(2,036)

Accounts payable and accrued expenses	(13,818)	(4,195)

Net cash provided by (used in) operating activities	37,414	(21,778)

Investing activities:

Purchases of property, plant and equipment, net	(13,363)	(15,504)

Proceeds from sales of property and equipment	1,044	201

Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(43,186)	(28,068)

Dividends received from 50%-owned company	6,177	2,586

Net cash used in investing activities	(49,328)	(40,785)

Financing activities:

Proceeds from borrowings	182,000	110,000

Principal payments on long-term debt and short-term borrowings	(159,504)	(52,348)

Dividends paid	(3,025)	(3,105)

Issuance of common stock	1,921	654

Repurchase of common stock	—	(716)

Net cash provided by financing activities	21,392	54,485

Increase (decrease) in cash and cash equivalents	9,478	(8,078)

Cash and cash equivalents at beginning of period	3,107	9,862

Cash and cash equivalents at end of period	$12,585	$1,784

Supplemental cash flow information:

Interest paid during the period	$15,439	$11,493

Income taxes paid during the period	14,354	27,563

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K.

2.     Acquisitions

On January 19, 2001, the Company acquired Aluminum and Stainless, Inc. (“A&S”), a privately-held metals service center in Lafayette, Louisiana. A&S processes and distributes primarily aluminum sheet, plate and bar products and had sales of approximately $22,000,000 for the year ended December 31, 2000. A&S operates as a wholly-owned subsidiary of the Company. The acquisition of A&S was funded with borrowings under the Company’s line of credit. In March 2001, A&S opened a branch in New Orleans, Louisiana, established by the purchase of certain assets of an existing metals service center.

On January 18, 2001, the Company acquired Viking Materials, Inc. (“Viking”), a privately-held metals service center in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. (“Viking Illinois”), near Chicago, Illinois. Viking provides value-added processing and distribution of primarily carbon steel flat-rolled products and, with Viking Illinois, had combined sales of approximately $90,000,000 for the year ended December 31, 2000. Viking Illinois operates as a wholly-owned subsidiary of Viking, and Viking operates as a wholly-owned subsidiary of the Company. The acquisition of Viking and Viking Illinois was funded with borrowings under the Company’s line of credit.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

3.     Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2001	2000

	(in thousands)
Revolving line of credit ($200,000,000 limit) due October 22, 2002, interest at variable rates, weighted average rate of 5.55% during the six months ended June 30, 2001	$165,000	$85,000

Cash advance ($50,000,000 limit) due December 31, 2001, interest at variable rates	—	43,925

Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000

Senior unsecured notes due from January 2, 2002 to January 2, 2008, average fixed interest rate 7.02%	65,000	65,000

Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000

Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the six months ended June 30, 2001 of 2.83%	3,050	3,050

Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the six months ended June 30, 2001 of 3.75%	2,400	—

Total	460,450	421,975

Less amounts due within one year	(10,250)	(150)

Total long-term debt	$450,200	$421,825

The Company has a syndicated credit agreement with four banks for an unsecured revolving line of credit with a borrowing limit of $200,000,000. The syndicated credit agreement allows the Company to use up to $175,000,000 of the revolving line of credit for acquisitions. The Company is currently in the process of refinancing its existing $200,000,000 line of credit to an increased amount to support its future operations and expected growth opportunities. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average life of 9.6 years, maturing from 2002 to 2010. The Company also has a credit agreement that allows the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit. On October 20, 2000, the Company executed an amendment to this credit agreement, providing a cash advance facility of $50,000,000 due April 20, 2001. In February 2001, the cash advance was paid off through an exchange of debt using the Company’s revolving line of credit. An additional amendment was executed in April 2001, extending the $50,000,000 cash advance facility to December 31, 2001. This incremental financing agreement was provided to allow the Company to meet its anticipated short-term financing requirements until the refinancing of its existing syndicated facility (discussed above) is completed. As of June 30, 2001, there were no borrowings outstanding under the cash advance facility.

The Company’s long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

4.     Shareholders’ Equity

In March 2001, 8,334 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2000.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

On October 30, 2000, the Company purchased 2,270,000 shares of its common stock at a cost of $19.35 per share under its Stock Repurchase Plan in a private transaction. The stock was purchased from a trust, which is one of the Company’s largest shareholders. Thomas W. Gimbel, a member of the Board, is a co-trustee of the trust from which the shares were acquired. The Stock Repurchase Plan allows the Company to purchase up to 6,000,000 shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of June 30, 2001, the Company had repurchased a total of 5,538,275 shares of its common stock under the Stock Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares during the six months ended June 30, 2001.

Accumulated other comprehensive loss of $1,285,000 and $308,000 at June 30, 2001 and December 31, 2000, respectively, consists of foreign currency translation adjustments.

5.     Earnings Per Share

The Company calculates basic and diluted earnings per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(in thousands except per share amounts)
Numerator:

Net income	$11,418	$16,696	$24,170	$32,827

Denominator:

Denominator for basic earnings per share:

Weighted average shares	25,218	27,793	25,195	27,789

Effect of dilutive securities:

Stock options	178	138	160	124

Denominator for dilutive earnings per share:

Adjusted weighted average shares and assumed conversions	25,396	27,931	25,355	27,913

Earnings per share — diluted	$.45	$.60	$.95	$1.18

Earnings per share — basic	$.45	$.60	$.96	$1.18

The computations of earnings per share for the three and six months ended June 30, 2000 do not include 241,500 and 385,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares of stock options for the three and six months ended June 30, 2001.

6.     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The Company will be adopting the provisions of SFAS No. 141 during the third quarter of 2001 for acquisitions completed subsequent to June 30, 2001. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

7.     Subsequent Events

As a result of a public offering, on July 5, 2001 the Company issued 6,325,000 shares of its common stock, including the shares issued on exercise of the over-allotment option, at a price of $25.00 per share for total net proceeds of approximately $150,000,000, after deducting the underwriting discount and estimated offering expenses. The Company used the net proceeds to pay down debt related to the July 2, 2001 acquisition of the steel service centers division of Pitt-Des Moines, Inc., and debt related to other acquisitions, capital expenditures and general working capital needs.

On July 2, 2001, through its recently-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”), the Company purchased the assets and assumed certain liabilities of the steel service centers division of Pitt-Des Moines, Inc., a publicly-held company, for approximately $97,500,000, subject to adjustment. Approximately one-half of the purchase price was paid in cash and one-half was paid by promissory note, which was paid off on completion of the public offering. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries. The steel service centers division of Pitt-Des Moines, Inc. had sales of approximately $216,000,000 for the year ended December 31, 2000. PDM will operate as a wholly-owned subsidiary of the Company. PDM is headquartered in Stockton, California, and has additional facilities in Fresno and Santa Clara, California; Sparks, Nevada; Spanish Fork, Utah; Cedar Rapids, Iowa; and the General Steel Corporation facility in Woodlands, Washington. The cash portion of this acquisition was funded with borrowings under the Company’s revolving credit facility.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$411,982	100.0%	$440,903	100.0%	$844,887	100.0%	$871,744	100.0%

Gross profit	114,812	27.9	119,165	27.0	235,139	27.8	236,153	27.1

S,G&A expenses	82,249	20.0	80,002	18.1	167,096	19.8	159,298	18.3

Depreciation expense	5,640	1.4	5,206	1.2	11,361	1.3	10,352	1.2

Income from operations	$26,923	6.5%	$33,957	7.7%	$56,682	6.7%	$66,503	7.6%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 (dollar amounts in thousands)

In the three months ended June 30, 2001, consolidated net sales decreased 6.6% to $411,982, compared to the same period of 2000. This includes an increase of 0.5% in tons sold and a decrease in the average selling price per ton of 6.2%. The slight increase in tons sold was because we included in the 2001 period the sales of the companies we acquired since the second quarter of 2000, but was somewhat reduced by the lower demand levels for most products, resulting from the continued general economic downturn that began in the second half of 2000. This slowdown in business activity initially affected our sales of carbon steel products in the Southeast and Midwest regions, and now has been experienced in most all areas, except for our sales for the aerospace industry. Our sales for the aerospace industry on a tons sold basis increased 11.8% in the 2001 second quarter as compared to the 2000 second quarter. This partially reduced the negative impact of the decline in demand for our products sold to the semiconductor and related industries during the 2001 period. The average selling price decreased for the 2001 period primarily due to decreased selling prices of most products we sell, as the costs of most of our materials were lower in the second quarter of 2001 compared to the second quarter of 2000, especially for carbon and stainless steel products.

Same-store sales (excluding sales of the businesses we acquired since the beginning of 2000) decreased $58,427, or 13.5%, in the three months ended June 30, 2001. The 2001 period tons sold decreased by 8.2%, and the average selling price per ton decreased by 5.8% from the 2000 period. The decrease in same-store tons sold resulted from the continued general downturn in the economy. Our sales were affected by this downturn in all areas except aerospace. The same-store average selling price decreased mainly due to the lower metal costs for most of our products, along with the change in our product mix, resulting from the continued slowdown in the semiconductor and electronics industries that began late in the first quarter of 2001.

Total gross profit decreased 3.7% to $114,812 for the second quarter of 2001 compared to $119,165 in the second quarter of 2000, due to both lower sales volume and lower prices, that was partially offset because we included the gross profit from the businesses we acquired since the second quarter of 2000. As a percentage of sales, gross profit increased to 27.9% in the three months ended June 30, 2001, from 27.0% in the three months ended June 30, 2000. The improved gross profit percentage is consistent with the 2001 first quarter gross profit percentage of 27.8% and resulted primarily from our focus on maintaining gross profit margins, shifts in product mix and because the gross profit levels of certain of the businesses that we acquired typically operate at higher gross margin percentages than we have historically achieved on a consolidated basis.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $2,247, or 2.8%, in the second quarter of 2001 compared to the corresponding period of 2000 and amounted to 20.0% of sales in the 2001 second quarter and 18.1% of sales in the 2000 second quarter. The dollar increase in S,G&A expenses includes the expenses of the businesses we acquired after the second quarter of 2000. The second quarter of 2001 S,G&A expense as a percent of sales is up from the 2000 second quarter mainly due to the effect of the lower sales volume on a consistent fixed cost component, and is up slightly from the first quarter of 2001 percentage of 19.6%. Our variable costs are mainly related to payroll, and we reduced our workforce by an additional 3.6% in the three months ended June 30, 2001.

Depreciation and amortization expense increased $837, or 12.0%, during the three months ended June 30, 2001, compared to the corresponding period of 2000. This increase is primarily because we included depreciation expense related to the assets of the businesses we acquired after the 2000 second quarter, and the amortization of goodwill resulting from the businesses we acquired after the 2000 second quarter.

Interest expense increased by 19.7% to $7,245 in the 2001 second quarter compared to $6,054 in the 2000 second quarter, mainly because we increased our borrowings to fund the acquisitions made after the second quarter of 2000 and to fund the October 2000 common stock repurchase in the amount of $43,925.

Equity in earnings of 50%-owned company decreased $725 in the 2001 period compared to the 2000 period due to the continued weakness in the Pacific Northwest region, mainly related to the truck trailer and railcar markets serviced by American Steel, L.L.C.

Our effective income tax rate decreased to 38.7% for the 2001 second quarter, compared to 40.0% for the 2000 second quarter, primarily due to shifts in our geographic composition and the implementation of certain tax planning strategies during the latter half of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 (dollar amounts in thousands)

Consolidated net sales were $844,887 for the six months ended June 30, 2001, a decrease of 3.1% from the six months ended June 30, 2000. The 2001 six-month sales represent a decrease of 1.3% in tons sold and a decrease in the average selling price per ton of 1.2%. The decrease in tons sold was mainly due to the continued general economic slowing. This was somewhat offset by the inclusion during the 2001 period of the sales from the businesses we acquired since June 30, 2000. The average selling price decreased for the 2001 period primarily due to decreased selling prices of most products sold by the Company.

Our same-store sales decreased $90,659, or 10.5%, in the 2001 six-month period. Same-store tons sold decreased by 9.9% due to the lower demand levels. The same-store average selling price per ton decreased by 0.7% mainly due to lower metal costs for most of our products during 2001.

Total gross profit was $235,139 for the first six months of 2001, a 0.4% decrease, compared to $236,153 in the first six months of 2000. The 2001 amount includes the gross profit on sales from the companies acquired after the first six months of 2000. As a percentage of sales, gross profit increased to 27.8% in the six months ended June 30, 2001, from 27.1% in the six months ended June 30, 2000. The improved gross profit percentage resulted primarily from our continued focus on maintaining gross profit, shifts in product mix and the gross profit levels of certain of the businesses we acquired being higher than the levels we have historically achieved on a consolidated basis.

S,G&A expenses for the six months ended June 30, 2001 increased $7,798 compared to the corresponding period of 2000, mainly because we included the S,G&A expenses of the businesses we acquired after the first six months of 2000. S,G&A expenses were 19.8% as a percent of sales for the six-month period of 2001, up from 18.3% for the same six-month period of 2000. The increase as a percent of sales was because of the lower sales volumes being experienced company-wide. Since December 31, 2000, we have reduced our workforce by 8.2% as the result of lower sales volume.

Depreciation and amortization expense increased $1,621 during the six months ended June 30, 2001, compared to the corresponding period of 2000. This increase is primarily due to the inclusion of both the depreciation expense and amortization of goodwill related to our acquisitions made after June 30, 2000.

Interest expense increased by 27.5% to $14,892 in the first six months of 2001 compared to $11,677 in the 2000 period, due to an increase in the average debt outstanding primarily to fund the purchases of the businesses we acquired since June 30, 2000, and to fund the October 2000 common stock repurchase in the amount of $43,925.

Our effective income tax rate was 39.0% for the first six months of 2001, compared to 40.0% for the first six months of 2000. The decrease in our effective rate was primarily due to shifts in our geographic composition and due to the implementation of certain tax planning strategies during the latter half of 2000.

Liquidity and Capital Resources (dollar amounts in thousands)

At June 30, 2001, working capital amounted to $372,463 compared to $347,659 at December 31, 2000. The increase was primarily due to the additional working capital from our 2001 acquisitions but was somewhat offset by slight decreases in our receivables and inventory. Our receivables and inventory levels decreased due to the decline in sales volumes we have experienced in 2001. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Our current bank facilities allow for an aggregate of $250,000 in borrowings. Our syndicated credit facility has a borrowing limit of $200,000. At June 30, 2001, $165,000 was outstanding under this credit facility. We are currently in the process of refinancing our existing $200,000 line of credit to increase the amount to support our future operations and expected growth opportunities. We also have a credit facility allowing us to issue letters of credit in an amount not to exceed $10,000, which we amended in October 2000 to provide for cash advances of up to $50,000, to allow us to meet our short-term requirements until the refinancing of the syndicated credit facility is completed. In February 2001, the cash advance was paid off through an exchange of debt using our syndicated credit facility. As of June 30, 2001, no amounts were outstanding under the cash advance facility. In April 2001, this facility was extended through December 31, 2001.

We also have senior unsecured notes outstanding in the aggregate amount of $290,000. The senior notes have maturity dates ranging from 2002 to 2010, with an average life of 9.6 years. The senior notes bear interest at an average fixed rate of 6.83% per annum.

Our operations provided cash of $37,414 in the six months ended June 30, 2001, as compared to $21,778 of cash used in operations during the corresponding period of 2000, primarily due to the lower working capital level necessary to support the lower sales volume experienced in 2001.

Our capital expenditures, excluding acquisitions, were $13,363 for the six months ended June 30, 2001. We had no material commitments for capital expenditures as of June 30, 2001. We anticipate that funds generated from operations, proceeds from our July 5, 2001 public offering and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future, and for the July acquisition discussed below. The purchases of Aluminum and Stainless and Viking Materials were funded with borrowings on our line of credit. The acquisition of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001 was funded by borrowings on our line of credit and by a promissory note which was paid off with the net proceeds received from our public offering completed on July 5, 2001.

Seasonality

Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metal pricing and availability. Additionally, we are exposed to market risk primarily related to our fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect our market value of fixed rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Based on our debt, we do not consider the exposure to interest rate risk to be material. Our fixed rate debt obligations are not callable until maturity.

This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K and the Company’s Prospectus dated June 28, 2001 filed under Rule 424(b).

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	The Company’s Registration Statement on Form S-3 (Commission File No. 333-62276) was declared effective on June 28, 2001.

The offering commenced immediately after the effective date. The managing underwriters were Credit Suisse First Boston Corporation, Bear Stearns & Co. Inc., McDonald Investments Inc. and Salomon Smith Barney Inc.

The offering was completed on July 5, 2001. 6,325,000 shares of the Company’s common stock (including the shares issued on exercise of the underwriters’ over allotment option) were sold at the offering price of $25.00 per share.

From the effective date to June 30, 2001, the Company’s estimated incurred expenses were $525,000; the total estimated expenses incurred by the Company in connection with the offering were $7,400,000, including underwriting discounts.

The Company received net proceeds of $150,218,750, all of which was used to repay debt incurred in connection with acquisitions, capital expenditures and general working capital purposes.

The payments made for expenses and for repayment of the debt were made to persons who were not officers, directors or affiliates of the Company or holders of 10% or more of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.

(a)	Not applicable.

(b)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 16, 2001.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

Four directors were elected at the annual meeting. Douglas M. Hayes: 21,392,247 shares were voted for election and 193,305 shares were withheld. Robert Henigson: 21,549,915 shares were voted for election and 35,637 shares were withheld. Karl H. Loring: 21,549,915 shares were voted for election and 35,637 shares were withheld. Leslie A. Waite: 21,543,540 shares were voted for election and 42,012 shares were withheld.

The Board of Directors approved the amendment of the Company’s Bylaws to change the authorized number of directors to not less than nine nor more than fifteen. 19,284,875 shares were voted for the amendment, 1,079,255 shares were voted against it, 232,465 shares abstained and 988,957 shares were not voted.

The Board of Directors approved the amendment of the Company’s 1994 Incentive and Non-Qualified Stock Option Plan to increase to 2,500,000 the number of shares of common stock available for the grant of options. 19,569,428 shares were voted for the amendment, 1,894,367 shares were voted against it and 121,757 shares abstained.

The Board of Directors selected Ernst & Young LLP as independent auditors to audit the financial statements of the Company and its subsidiaries for 2001, subject to ratification by the shareholders. The selection was approved: 21,435,866 shares were voted for the proposal, 132,763 shares were voted against it and 16,923 shares abstained.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: August 13, 2001	By:	/s/David H. Hannah

David H. Hannah, President and Chief Executive Officer

	By:	/s/ Karla R. McDowell

Karla R. McDowell, Senior Vice President and Chief Financial Officer