Form 10-Q
period 2001-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2001-11-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

         Yes No

         As of October 31, 2001, 31,569,601 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

ASSETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$6,734	$3,107

Accounts receivable, less allowance for doubtful accounts of $7,340 at September 30, 2001 and $6,706 at December 31, 2000	207,628	193,106

Inventories	301,766	271,549

Prepaid expenses and other current assets	9,004	7,788

Deferred income taxes	16,456	15,846

Total current assets	541,588	491,396

Property, plant and equipment, at cost:

Land	37,834	35,351

Buildings	163,848	145,625

Machinery and equipment	220,380	176,891

Accumulated depreciation	(151,491)	(112,516)

	270,571	245,351

Investment in 50%-owned company	12,405	18,990

Goodwill, net of accumulated amortization of $24,535 at September 30, 2001 and $19,155 at December 31, 2000	271,308	232,048

Other assets	10,904	9,458

Total assets	$1,106,776	$997,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$75,569	$82,616

Accrued expenses	39,204	34,366

Wages and related accruals	15,983	18,772

Deferred income taxes	7,833	7,833

Current maturities of long-term debt	10,250	150

Total current liabilities	148,839	143,737

Long-term debt	348,050	421,825

Deferred income taxes	28,857	28,642

Commitments	—	—

Shareholders’ equity:

Preferred stock, no par value:

Authorized shares – 5,000,000

None issued and outstanding	—	—

Common stock, no par value:

Authorized shares – 100,000,000

Issued and outstanding shares 31,558,351 at September 30, 2001 and 25,131,917 at December 31, 2000, stated capital	290,596	139,231

Retained earnings	291,556	264,116

Accumulated other comprehensive loss	(1,122)	(308)

Total shareholders’ equity	581,030	403,039

Total liabilities and shareholders’ equity	$1,106,776	$997,243

         See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,

	2001	2000

Net sales	$430,066	$443,652

Other income, net	923	822

	430,989	444,474

Costs and expenses:

Cost of sales	311,671	325,254

Warehouse, delivery, selling, general and administrative	91,608	79,038

Depreciation and amortization	8,433	7,247

Interest	6,115	6,909

	417,827	418,448

Income before equity in (loss) earnings of 50%-owned company and income taxes	13,162	26,026

Equity in (loss) earnings of 50%-owned company	(44)	345

Income before provision for income taxes	13,118	26,371

Provision for income taxes	5,326	10,548

Net income	$7,792	$15,823

Earnings per share – diluted	$.25	$.57

Weighted average shares outstanding – diluted	31,417,340	27,600,795

Earnings per share – basic	$.25	$.58

Weighted average shares outstanding – basic	31,280,710	27,504,329

Cash dividends per share	$.060	$.055

         See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Nine Months Ended
	September 30,

	2001	2000

Net sales	$1,274,953	$1,315,396

Other income, net	2,507	2,438

	1,277,460	1,317,834

Costs and expenses:

Cost of sales	921,419	960,845

Warehouse, delivery, selling, general and administrative	258,704	238,336

Depreciation and amortization	23,927	21,120

Interest	21,007	18,586

	1,225,057	1,238,887

Income before equity in earnings of 50%-owned company and income taxes	52,403	78,947

Equity in earnings of 50%-owned company	339	2,136

Income before provision for income taxes	52,742	81,083

Provision for income taxes	20,780	32,433

Net income	$31,962	$48,650

Earnings per share – diluted	$1.17	$1.75

Weighted average shares outstanding – diluted	27,397,865	27,796,253

Earnings per share – basic	$1.17	$1.76

Weighted average shares outstanding – basic	$27,246,073	27,693,551

Cash dividends per share	$.180	$.165

         See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities:

Net income	$31,962	$48,650

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	23,927	21,120

Deferred taxes	(335)	839

Loss on sales of machinery and equipment	383	431

Equity in earnings of 50%-owned company	(339)	(2,136)

Foreign currency translation loss	(814)	—

Changes in operating assets and liabilities:

Accounts receivable	22,037	(37,794)

Inventories	27,897	(30,009)

Prepaid expenses and other assets	(1,897)	(3,587)

Accounts payable and accrued expenses	(23,967)	(8,204)

Net cash provided by (used in) operating activities	78,854	(10,690)

Investing activities:

Purchases of property, plant and equipment, net	(19,990)	(22,111)

Proceeds from sales of property and equipment	1,447	542

Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(130,797)	(39,512)

Dividends received from 50%-owned company	6,924	2,622

Net cash used in investing activities	(142,416)	(58,459)

Financing activities:

Proceeds from borrowings	225,000	163,250

Principal payments on long-term debt and short-term borrowings	(304,654)	(82,806)

Dividends paid	(4,918)	(4,622)

Issuance of common stock	2,005	1,403

Net proceeds from common stock offering	149,756	—

Repurchase of common stock	—	(12,360)

Net cash provided by financing activities	67,189	64,865

Increase (decrease) in cash and cash equivalents	3,627	(4,284)

Cash and cash equivalents at beginning of period	3,107	9,862

Cash and cash equivalents at end of period	$6,734	$5,578

Supplemental cash flow information:

Interest paid during the period	$21,850	$13,368

Income taxes paid during the period	15,273	34,850

         See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Reliance Steel & Aluminum Co. (“Reliance” or “the Company”) Annual Report on Form 10-K.

2. Acquisitions

On July 2, 2001, through its recently-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”), the Company purchased the assets and assumed certain liabilities of the steel service centers division of Pitt-Des Moines, Inc., a publicly-held company, for approximately $93,100,000. Approximately one-half of the purchase price was paid in cash and one-half was paid by promissory note, which was paid off on July 6, 2001, following completion of a public equity offering. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries. The steel service centers of Pitt-Des Moines, Inc. had sales of approximately $97,000,000 for the six months ended June 30, 2001. PDM operates as a wholly-owned subsidiary of the Company. PDM is headquartered in Stockton, California, and has additional facilities in Fresno and Santa Clara, California; Sparks, Nevada; Spanish Fork, Utah; Cedar Rapids, Iowa; and the General Steel Corporation facility in Woodlands, Washington. The cash portion of this acquisition was funded with borrowings under the Company’s revolving credit facility.

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

These transactions have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price. The allocations of purchase price were based upon the preliminary fair values of the net assets purchased. The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as they relate to the allocation of the purchase price and amortization of related intangibles related to the PDM acquisition.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

3. Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000

	(in thousands)
Revolving line of credit ($200,000,000 limit) due October 22, 2002, interest at variable rates, weighted average rate of 5.20% during the nine months ended September 30, 2001	$63,000	$85,000

Cash advance ($50,000,000 limit) due December 31, 2001, interest at variable rates	—	43,925

Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000

Senior unsecured notes due from January 2, 2002 to January 2, 2008, average fixed interest rate 7.02%	65,000	65,000

Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000

Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the nine months ended September 30, 2001 of 2.61%	2,900	3,050

Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the nine months ended September 30, 2001 of 3.35%	2,400	—

Total	358,300	421,975

Less amounts due within one year	(10,250)	(150)

Total long-term debt	$348,050	$421,825

The Company had a syndicated credit agreement with four banks for an unsecured revolving line of credit with a borrowing limit of $200,000,000 which was terminated on October 24, 2001, when it was replaced by a $335,000,000 five-year unsecured line of credit. The new syndicated credit facility is with nine banks and may be increased to $400,000,000. The Company also had a credit agreement that allowed the Company to issue and have outstanding up to a maximum of $10,000,000 of letters of credit. On October 20, 2000, the Company executed an amendment to this credit agreement, providing a cash advance facility of $50,000,000 due April 20, 2001. In February 2001, the cash advance was paid off through an exchange of debt using the Company’s revolving line of credit. An additional amendment was executed in April 2001, extending the $50,000,000 cash advance facility to December 31, 2001. This credit agreement was terminated upon the completion of the refinancing of the Company’s syndicated facility on October 24, 2001. As of September 30, 2001, there were no borrowings outstanding under the cash advance facility. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at a weighted average fixed rate of 6.83% and have an average life of 9.6 years, maturing from 2002 to 2010.

The Company’s long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

4. Shareholders’ Equity

On July 5, 2001 the Company issued 6,325,000 shares of its common stock in a public equity offering, including the shares issued on exercise of the over-allotment option, at a price of $25.00 per share for total net proceeds of approximately $149,756,000, after deducting the underwriting discount and estimated offering expenses. The Company used the net proceeds to pay down debt related to the July 2, 2001 acquisition of the steel service centers division of Pitt-Des Moines, Inc., and debt related to other acquisitions, capital expenditures and general working capital needs.

In March 2001, 8,334 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2000.

On October 30, 2000, the Company purchased 2,270,000 shares of its common stock at a cost of $19.35 per share under its Stock Repurchase Plan in a private transaction. The stock was purchased from a trust, which is one of the Company’s largest shareholders. Thomas W. Gimbel, a member of the Board, is a co-trustee of the trust from which the shares were acquired. The Stock Repurchase Plan allows the Company to purchase up to 6,000,000 shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of September 30, 2001, the Company had repurchased a total of 5,538,275 shares of its common stock under the Stock Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares during the nine months ended September 30, 2001.

Accumulated other comprehensive loss of $1,122,000 and $308,000 at September 30, 2001 and December 31, 2000, respectively, consists of foreign currency translation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(in thousands except per share amounts)
Numerator:

Net income	$7,792	$15,823	$31,962	$48,650

Denominator:

Denominator for basic earnings per share:

Weighted average shares	31,281	27,504	27,246	27,694

Effect of dilutive securities:

Stock options	136	97	152	102

Denominator for dilutive earnings per share:

Adjusted weighted average shares and assumed conversions	31,417	27,601	27,398	27,796

Earnings per share – diluted	$.25	$.57	$1.17	$1.75

Earnings per share – basic	$.25	$.58	$1.17	$1.76

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The computations of earnings per share for the three and nine months ended September 30, 2000 do not include 385,000 shares of stock options, and for the three months ended September 30, 2001, do not include 37,500 shares of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares of stock options for the nine months ended September 30, 2001, due to fluctuations of the average market price.

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

The Company has adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001		2000		2001		2000

		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$430,066	100.0%	$443,652	100.0%	$1,274,953	100.0%	$1,315,396	100.0%

Gross profit	118,395	27.5	118,398	26.7	353,534	27.7	354,551	27.0

S,G&A expenses	91,608	21.3	79,038	17.8	258,704	20.3	238,336	18.1

Depreciation expense	6,182	1.4	5,345	1.2	17,543	1.4	15,697	1.2

Income from operations	$20,605	4.8%	$34,015	7.7%	$77,287	6.1%	$100,518	7.6%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 (dollar amounts in thousands)

In the three months ended September 30, 2001, consolidated net sales decreased 3.1% to $430,066, compared to the same period of 2000. This includes an increase of 14.1% in tons sold and a decrease in the average selling price per ton of 15.5%. Tons sold increased because the 2001 period included the sales of companies acquired in 2001 and late 2000, with $45,000 of sales from the July 2001 acquisition of the net assets of the metals service center business of Pitt-Des Moines, Inc. The average selling price decreased for the 2001 period from both lower metals pricing for most products we sell and from a shift in product mix. Our 2001 acquisitions sell primarily carbon steel products and have increased our percentage of carbon steel products sold by 5.8% to 56.4% in the 2001 quarter as compared to the same quarter of 2000.

Same-store sales (excluding sales of the businesses we acquired since the beginning of 2000) decreased $86,580, or 20.2%, in the three months ended September 30, 2001. The 2001 period tons sold decreased by 11.6%, and the average selling price per ton decreased by 9.6% from the 2000 period. The decrease in same-store tons sold reflects the current business environment, where demand for most products we sell continued to deteriorate throughout the third quarter of 2001, and was further impacted by the tragic events of September 11th. The decrease in the same- store average selling price was primarily due to the lower metals costs for most products during 2001 which continued to decline during the third quarter. We also experienced a change in product mix away from the high-priced products sold to the semiconductor, electronics and related industries that contributed to the decline in our average selling price.

Total gross profit remained flat at $118,395 for the third quarter of 2001 compared to $118,398 in the third quarter of 2000, even though we experienced a 3.1% sales decline. This was due to our gross profit percentage increasing to 27.5% in the three months ended September 30, 2001, from 26.7% in the three months ended September 30, 2000. The improved gross profit percentage is consistent with the 2001 second quarter gross profit percentage of 27.9% and is mainly due to our disciplined sales force maintaining selling prices and management focus on inventory turnover that allows us to react quickly to changes in metals costs.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $12,570, or 15.9%, in the third quarter of 2001 compared to the corresponding period of 2000 and amounted to 21.3% of sales in the 2001 third quarter and 17.8% of sales in the 2000 third quarter. The dollar increase in S,G&A expenses includes the expenses of the businesses we acquired after the third quarter of 2000. The third quarter of 2001 S,G&A expense as a percent of sales is up from the 2000 third quarter mainly due to the effect of the lower sales volume and lower pricing being experienced throughout the Company.

Depreciation and amortization expense increased $1,186, or 16.4%, during the three months ended September 30, 2001, compared to the corresponding period of 2000. This increase is primarily because of the depreciation expense related to the assets of the businesses we acquired after the 2000 third quarter, and the amortization of goodwill resulting from the businesses we acquired after the 2000 third quarter.

Interest expense decreased by 11.5% to $6,115 in the 2001 third quarter compared to $6,909 in the 2000 third quarter, mainly because we were able to pay down debt with the proceeds from the July equity offering and with cash generated from operations. Lower interest rates during 2001 also contributed to the decrease in interest expense.

Equity in earnings of our 50%-owned company, American Steel, L.L.C., decreased $389 in the 2001 period compared to the 2000 period primarily due to the current economic conditions, with the Pacific Northwest region being especially weak, mainly related to the truck trailer and railcar markets serviced by American Steel, L.L.C.

Our effective income tax rate increased to 40.6% for the 2001 third quarter, compared to 40.0% for the 2000 third quarter, mainly due to shifts in our geographic composition.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 (dollar amounts in thousands)

Consolidated net sales were $1,274,953 for the nine months ended September 30, 2001, a decrease of 3.1% from the nine months ended September 30, 2000. The 2001 nine-month sales represent an increase of 3.8% in tons sold and a decrease in the average selling price per ton of 6.3%. The increase in tons sold was mainly due to the inclusion during the 2001 period of the sales from the businesses we acquired in 2000 and 2001. The average selling price decreased for the 2001 period primarily from both lower metals pricing for most products sold by the Company and from a shift in product mix.

Our same-store sales decreased $177,239, or 13.7%, in the 2001 nine-month period. Same-store tons sold decreased by 10.5% due to continued deterioration of the demand for most products we sell. The same-store average selling price per ton decreased by 3.6% mainly due to lower metal costs for most of our products during 2001. We also experienced a shift in product mix away from sales of higher-priced products to the semiconductor and related electronics industries to more lower-priced carbon steel products. Our one area of strength in 2001, sales for the aerospace industry, increased 7.7% on a same-store tons sold basis during the nine months of 2001, as compared to 2000.

Total gross profit was $353,534 for the first nine months of 2001, a 0.3% decrease, compared to $354,551 in the first nine months of 2000. The 2001 amount includes the gross profit on sales from the companies acquired after the first nine months of 2000. As a percentage of sales, gross profit increased to 27.7% in the nine months ended September 30, 2001, from 27.0% in the nine months ended September 30, 2000. The improved gross profit percentage was mainly due to a continued focus on inventory turnover and due to our disciplined sales force maintaining selling prices.

S,G&A expenses for the nine months ended September 30, 2001 increased $20,368 compared to the corresponding period of 2000, mainly because we included the S,G&A expenses of the businesses we acquired in 2001 and 2000. S,G&A expenses were 20.3% as a percent of sales for the nine-month period of 2001, up from 18.1% for the same nine-month period of 2000. The increase as a percent of sales was because of both the lower sales volumes being experienced throughout the Company and the lower metals pricing in 2001. On a same-store basis, S,G&A expense decreased $4,139 in the 2001 period, mainly due to employee workforce reductions in reaction to the lower sales volumes. Since December 31, 2000, we have reduced our employee headcount by 9.7%.

Depreciation and amortization expense increased $2,807, or 13.3%, during the nine months ended September 30, 2001, compared to the corresponding period of 2000. This increase is primarily due to the inclusion of both the depreciation expense and amortization of goodwill related to our acquisitions made after September 30, 2000.

Interest expense increased by 13.0% to $21,007 in the nine months of 2001 compared to $18,586 in the 2000 period, due to the increased borrowings used to fund acquisitions, but was offset somewhat by the current year debt pay downs and lower interest rates.

Equity in earnings of 50%-owned company decreased $1,797 in the first nine months of 2001 compared to the 2000 period, primarily due to the current economic conditions.

Our effective income tax rate was 39.4% for the first nine months of 2001, compared to 40.0% for the same nine months of 2000. The change in our effective rate was primarily due to shifts in our geographic composition and the implementation of certain tax planning strategies during the latter half of 2000.

Liquidity and Capital Resources (dollar amounts in thousands)

At September 30, 2001, working capital amounted to $392,749 compared to $347,659 at December 31, 2000. The increase was primarily due to the additional working capital from our 2001 acquisitions but was offset by decreases in our receivables and inventory. Our receivables and inventory levels decreased due to the decline in sales volumes we have continued to experience throughout 2001. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Our bank facilities at September 30, 2001 allowed for an aggregate of $250,000 in borrowings, with a $200,000 borrowing limit from a syndicated credit facility and an additional $50,000 cash advance available on a second credit facility. At September 30, 2001, $63,000 was outstanding under the $200,000 credit facility and no amounts were outstanding under the cash advance facility. On October 24, 2001, we completed an agreement to renew and expand our revolving credit facility to $335,000. The new $335,000 unsecured five-year revolving credit facility syndication replaced the $200,000 unsecured credit facility and the $10,000 letter of credit agreement that also provided for a $50,000 cash advance facility, both of which were due to mature on October 22, 2002. The agreement allows the Company to increase the new facility to $400,000.

We also have senior unsecured notes outstanding in the aggregate amount of $290,000. The senior notes have maturity dates ranging from 2002 to 2010, with an average life of 9.6 years. The senior notes bear interest at a weighted average fixed rate of 6.83% per annum.

Our operations provided cash of $78,854 in the nine months ended September 30, 2001, as compared to $10,690 of cash used in operations during the corresponding period of 2000, primarily due to decreased inventory and receivables levels in line with the lower sales volumes experienced in 2001.

Our capital expenditures, excluding acquisitions, were $19,990 for the nine months ended September 30, 2001. We had no material commitments for capital expenditures as of September 30, 2001. The purchases of Aluminum and Stainless and Viking Materials were funded with borrowings on our line of credit. The acquisition of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001 for approximately $93,100 was funded by borrowings on our line of credit and by a promissory note which was paid off with the net proceeds received from our public equity offering. On July 5, 2001, we issued 6,325,000 shares of our common stock, including the shares issued on exercise of the over-allotment option, at a price of $25.00 per share for total net proceeds of approximately $149,756, after deducting the underwriting discount and estimated offering expenses. The proceeds were used to reduce debt related to the July 2, 2001 acquisition and debt related to other acquisitions, capital expenditures and general working capital needs. We anticipate that funds generated from operations, and funds available under our new line of credit will be sufficient to meet our working capital needs for the foreseeable future.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                10.10 Credit Agreement for the $335 Million Syndicated Credit Facility dated October 24, 2001.

         (b)  Reports on Form 8-K:

                None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: November 9, 2001	By: /s/	David H. Hannah David H. Hannah, President and Chief Executive Officer

	By: /s/	Karla R. McDowell Karla R. McDowell, Senior Vice President and Chief Financial Officer