Form 10-K405
period 2001-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2002-03-27
CIK 861884

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number: 001-13122

RELIANCE STEEL & ALUMINUM CO.

(Exact name of Registrant as specified in its charter)

California	95-1142616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 South Grand Avenue, Suite 5100

Los Angeles, California 90071
(213) 687-7700
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 28, 2002 was $769,290,340.00.

      As of February 28, 2002, 31,587,976 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

PART I
Item 1.Business.
Industry Overview
History of Reliance
Customers
Suppliers
Backlog
Products and Processing Services
Marketing
50%-Owned Company
Industry and Market Cycles
Competition
Quality Control
Systems
Government Regulation
Environmental
Employees
Item 2.Properties.
Item 3.Legal Proceedings.
Item 4.Submission of Matters to a Vote of Security Holders.
PART II
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6.Selected Financial Data.
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7a.Quantitative and Qualitative Disclosures About Market Risk.
Item 8.Financial Statements and Supplementary Data.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10.Directors and Executive Officers of the Registrant.
Item 11.Executive Compensation.
Item 12.Security Ownership of Certain Beneficial Owners and Management.
Item 13.Certain Relationships and Related Transactions.
PART IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 21.1
EXHIBIT 23.1

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K and the documents incorporated in this Annual Report on Form 10-K by reference contain forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

      Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the “Risk Factors” listed below may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•	Our interest rates on our debt could change.

•	Foreign currency exchange rates could change, which could affect the price we pay for metals and the results of our foreign operations.

•	Our acquisitions might fail to perform as we anticipate.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate over time.

•	We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions, and, accordingly, our business could be adversely impacted by an economic slowdown or recession.

•	Our business is very competitive and increased competition could reduce our gross margins and net income.

•	Production time and the cost of our products could increase if we were to lose one of our primary suppliers.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We may not be able to consummate future acquisitions, and those acquisitions which we do complete may be difficult to integrate into our business.

•	We conduct a substantial portion of our business in California and other areas where operations may be adversely affected by the current energy crisis.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.

•	If existing shareholders sell their shares, the market price of our common stock could be depressed.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	Our Bylaws provide for staggered elections of the directors, an anti-takeover provision that may adversely impact your rights as a holder of our common stock.

      Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

      This Annual Report on Form 10-K includes trademarks and service marks of Reliance and its subsidiaries.

PART I

Item 1. Business.

      We are one of the five largest metals service center companies in the United States. Our network of 23 divisions and 16 operating subsidiaries (not including 50%-owned American Steel, L.L.C.) operates 86 processing and distribution facilities, in 25 states, France and South Korea. Through this network, we provide metals processing services and distribute a full line of more than 85,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 75,000 customers in a broad range of industries. Many of our metals service centers provide processing services for specialty metals only. We deliver products from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington. In addition, one of our subsidiaries has two international locations, with a French subsidiary operating a distribution center in Fuveau, France and a 66.5% ownership interest in a joint venture company operating a manufacturing facility near Seoul, South Korea. We also have 50% ownership and operational control of American Steel, which operates two metals service centers in the Pacific Northwest.

      Our primary business strategy is to enhance our operating results through strategic acquisitions and expansion of our existing operations. This strategy and our proven operating methods have enabled us to outperform most of our competitors in the metals service center industry. In 2001, we had net sales of $1.66 billion and net income of $36.3 million.

  Industry Overview

      Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting and shearing. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate steel processor. Industry analysts estimate that, historically in the United States, based on tonnage, metals service centers and processors annually purchase and distribute approximately:

•	30% of all carbon industrial steel products produced in the United States;

•	45% of all stainless steel produced in the United States; and

•	36% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things).

      These percentages have not changed significantly in the last five years. The metals distribution industry is currently estimated to generate more than $75 billion in revenues in the United States.

      The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in the United States has decreased from approximately 7,000 in 1980 to approximately 3,400 in 2001. This consolidation trend should create new opportunities for us to make acquisitions.

      Metals service centers are less susceptible to market cycles than producers of the metals, because service centers are generally able to pass on all or a portion of price increases to their customers. Service centers with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.

      Customers purchase from service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus of the capital goods and related industries on just-in-time inventory management and materials management outsourcing, and because integrated mills have reduced in-house direct sales efforts to small sporadic purchasers to enhance their production efficiency.

  History of Reliance

      Reliance Steel & Aluminum Co. was organized as a California corporation on February 3, 1939, and commenced business in Los Angeles, California fabricating steel reinforcing bar. Within ten years, we had become a full-line distributor of steel and aluminum, operating a single metals service center in Los Angeles. In the early 1950’s, we automated our materials handling operations and began to provide processing services to meet our customers’ requirements. In the 1960’s, we began to acquire other companies to establish additional service centers, expanding into other geographic areas.

      In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We recently formed RSAC Management Corp., a California corporation, to operate as a holding company for all of our subsidiaries and to provide administrative and management services to all of our metals service centers. We operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed

Reliance Divisions
Affiliated Metals	1	Plate and Flat-Rolled Aluminum and Stainless Steel
Arrow Metals	1	Aluminum, Brass and Copper
Bralco Metals	3	Aluminum, Brass, Copper and Stainless Steel
Engbar Pipe & Steel Co.	1	Carbon Steel Bars, Pipe and Tubing
MetalCenter	1	Flat-Rolled Aluminum and Stainless Steel
Reliance Metalcenter	11	Variety of Carbon Steel and Non-Ferrous Metal Products
Reliance Steel Company	2	Carbon Steel
Tube Service Co.	6	Specialty Tubing
Allegheny Steel Distributors, Inc.	1	Carbon Steel
Aluminum and Stainless, Inc.	2	Aluminum Sheet, Plate and Bar
American Metals Corporation	3	Carbon Steel
AMI Metals, Inc.	6	Heat-Treated Aluminum Sheet and Plate
CCC Steel, Inc.
CCC Steel	1	Structural Steel
IMS Steel Co.	1	Structural Steel
Chatham Steel Corporation	6	Full-Line Service Centers
Durrett Sheppard Steel Co., Inc.	1	Carbon Steel Plate, Bar and Structural
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	1	Full-Line Service Center
Architectural Metals Company	1	Metal Fabrication

	No. of
Trade Name	Locations	Primary Products Processed & Distributed

Good Metals, Inc.	1	Tool and Alloy Steels
Hagerty Steel & Aluminum Company	1	Plate and Flat-Rolled Carbon Steel
Liebovich Custom Fabricating Company	1	Metal Fabrication
Lusk Metals	1	Precision Cut Aluminum Plate and Aluminum Sheet and Extrusions
PDM Steel Service Centers, Inc.	7	Carbon Steel Structurals and Plate
Phoenix Corporation
Phoenix Metals Company	5	Flat-Rolled Aluminum, Stainless Steel and Coated Carbon Steel
Steel Bar	1	Carbon Steel Bars and Tubing
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and Alloy Specialty Steels
United Alloys Aircraft Metals	1	Titanium Products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-Line Service Centers
East Tennessee Steel Supply	1	Carbon Steel Plate, Bar and Structurals
Georgia Steel Supply Company	1	Full-Line Service Center
Toma Metals, Inc.	1	Stainless Steel
Valex Corp.
Valex	6	Specialty Tubing
Valex S.A.R.L.	1	Specialty Tubing
Valex Korea Co., Ltd.	1	Specialty Tubing
Viking Materials, Inc.
Viking Materials	1	Flat-Rolled Carbon Steel
Viking Materials of Illinois	1	Flat-Rolled Carbon Steel

      We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in smaller quantities. For over 40% of our sales, we perform metals processing services, or first stage processing, before distributing the product to manufacturers and other end-users, generally within 24 hours from receipt of an order, if the order does not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2001, we handled approximately 8,300 transactions per business day, with an average revenue of approximately $855 per transaction. Our total revenues for 2001 were $1.66 billion.

      Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully completed more than twenty acquisitions. In 2001, we acquired the net assets of the service centers division of Pitt-Des Moines, Inc., and the stock of Aluminum and Stainless, Inc., and Viking Materials, Inc. and its related company, Viking Materials of Illinois, Inc. In addition, we completed a strategic asset purchase in 2001 establishing a second location of Aluminum and Stainless. From 1984 to September 1994, we acquired twenty businesses.

      On July 2, 2001, we purchased the net assets of the steel service centers division of Pitt-Des Moines, Inc., through our newly-formed subsidiary, PDM Steel Service Centers, Inc., for approximately $93.2 million. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries. PDM has seven metals service center facilities in Fresno, Santa Clara and Stockton (headquarters), California; Cedar Rapids, Iowa; Sparks, Nevada; Spanish Fork, Utah; and Woodland, Washington, and had net sales of approximately $86 million for the six months ended December 31, 2001. When we acquired these net assets, the Woodlands, Washington facility was operating as

General Steel Corporation, a subsidiary of Pitt-Des Moines, Inc. We acquired the stock of General Steel Corporation on July 2, 2001, and merged General Steel into PDM on December 31, 2001. Effective April 1, 2002, the Cedar Rapids, Iowa facility will become a division of our subsidiary Liebovich Bros., Inc.

      Effective January 19, 2001, we acquired 100% of the outstanding stock of Aluminum and Stainless, Inc., that operates a metals service center based in Lafayette, Louisiana. Aluminum and Stainless provides non-ferrous products primarily related to the marine industry for use in the production of large commercial vessels that provide various services for offshore oil rigs. In March 2001, we opened a branch operation of Aluminum and Stainless in New Orleans, Louisiana, through the purchase of certain assets of an existing metals service center. Aluminum and Stainless had net sales of approximately $30 million for the period January 20, 2001 to December 31, 2001, including the sales of the New Orleans branch.

      Effective January 18, 2001, we purchased 100% of the stock of Viking Materials, Inc., based in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc., based near Chicago, Illinois. These service centers provide primarily carbon steel flat-rolled products to their customers in the Midwest region of the United States. Viking Illinois operated as a subsidiary of Viking Materials from the acquisition date through the close of business on December 31, 2001, and now operates as a division of Viking Materials, which operates as a wholly-owned subsidiary of Reliance. Viking Materials had consolidated revenues of approximately $68 million for the period January 19, 2001 to December 31, 2001.

      On December 1, 2000, through our wholly-owned subsidiary Siskin Steel & Supply Company, Inc., we acquired the outstanding stock of East Tennessee Steel Supply, Inc., a metals service center based in Morristown, Tennessee. East Tennessee provides its customers in the Southeast region of the country with value-added processing and distribution of carbon steel plate, bar and structurals and had sales of approximately $6 million for the year ended December 31, 2001. East Tennessee operated as a wholly-owned subsidiary of Siskin until December 31, 2001, when it was merged into Siskin.

      On August 7, 2000, through our newly-formed company, United Alloys Aircraft Metals, Inc., we purchased the net assets and business of the Aircraft Division of United Alloys, Inc. United Alloys Aircraft Metals is located in Vernon (Los Angeles), California, and provides its customers with value-added processed titanium, nickel base and stainless steel products used primarily in the aerospace industry. United Alloys Aircraft Metals had sales of approximately $17 million for the year ended December 31, 2001. United Alloys Aircraft Metals operated as a wholly-owned subsidiary of Service Steel Aerospace Corp., a wholly-owned subsidiary of Reliance, until the close of business on December 31, 2001, when it was merged into Service Steel Aerospace. United Alloys Aircraft Metals now operates as a division of Service Steel Aerospace.

      On June 1, 2000, we acquired 100% of the outstanding stock of Toma Metals, Inc., a metals service center based in Johnstown, Pennsylvania. Toma processes and distributes primarily stainless steel flat-rolled products and had sales of approximately $20 million for the year ended December 31, 2001. Toma operates as a wholly-owned subsidiary of Reliance.

      On February 5, 2000, through our newly-formed company, Hagerty Steel & Aluminum Company, we purchased the net assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois. Hagerty Steel & Aluminum processes and distributes primarily carbon steel products and had net sales of approximately $24 million for the year ended December 31, 2001. Hagerty operates as a wholly-owned subsidiary of Liebovich Bros., Inc., a wholly-owned subsidiary of the Company.

      In January 2002, we combined our Arrow Metals, San Antonio location that we acquired in late 1999 with our existing Reliance Metalcenter, San Antonio location. The specialty products sold by Arrow Metals are now sold and serviced through our Reliance Metalcenter location in the San Antonio market.

      In early 2001, our Phoenix Metals Company, Tampa operation relocated to a newly-constructed facility in Tampa, Florida. The 82,000 square foot facility replaced a much smaller one, that was sold. The new facility has a more efficient layout and material flow and a new 72-inch wide leveling line.

      Valex Corp., our 97%-owned subsidiary, is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants and in the biotech and pharmaceutical industries. In 1999 Valex formed its first foreign subsidiary and opened an international distribution center in Fuveau, France. Valex also formed a joint venture in 1999 establishing a Korean company, Valex Korea Co., Ltd. Valex owns a 66.5% interest in the joint venture and the remaining 33.5% interest is held by the individual who owns a company that had been an independent distributor of Valex’s products in South Korea. Valex Korea completed the construction of its facility near Seoul, Korea and began operations in this new facility during the second half of 2000.

      During 2000, Bralco Metals, one of our divisions, opened a satellite operation in Kent (Seattle), Washington, through the purchase of certain assets of an existing metals service center. This facility is servicing the growing metals processing needs of Bralco Metals’ customers in the Pacific Northwest market. Bralco Metals processes and distributes primarily aluminum, brass, copper and stainless steel products to its customers.

      Also in 2000, Service Steel Aerospace Corp. established a local presence in the Wichita, Kansas market to service its growing customer base. Service Steel Aerospace is utilizing a portion of the existing Reliance Metalcenter facility in Wichita for its operations. Reliance Metalcenter, Wichita, is one of our divisions. In 2000, Service Steel Aerospace also combined its existing Service Steel Aerospace facility in Long Beach, California with the United Alloys Aircraft Metals facility in Vernon, California, which was acquired in 2000.

      Our executive officers maintain financial controls and establish general policies and operating guidelines, while our division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Successful division managers and other management personnel are awarded incentive compensation based in part on the profitability of their particular division or subsidiary and in part on our overall profitability.

      We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range and geographic coverage. We have developed an excellent reputation in the industry for our integrity and the quality and timeliness of our service to customers.

  Customers

      Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. We believe that metals service centers have also enjoyed an increasing share of total metal shipments because of the focus of the capital goods and related industries on just-in-time inventory management and materials management outsourcing and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.

      We have more than 75,000 metals service center customers in various industries. In 2001, no single customer accounted for more than 1% of our sales and more than 90% of our orders were from repeat customers. Our customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto after-market), aerospace and semiconductor fabrication industries. Our metals service centers wrote and delivered over 1,950,000 orders during 2001 at an average price of approximately $855. Most of the metals service center customers are located within a 150-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 625 trucks (some of which are leased) we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. Approximately 2% of our sales were to international customers in 2001, with approximately one-third of these sales from Valex, which has facilities serving the European and Asian markets.

      We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.

      Our customers’ demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. We can give no assurance, however, that we will be able to increase or maintain our level of sales in periods of economic downturn. In 2001, we did experience a broad-based economic downturn with a recession in the United States. We experienced lower demand at all of our locations in 2001 as compared to 2000, with the exception of those locations that primarily service the aerospace industry. Our sales to the aerospace industry, which is a cyclical industry, slowed during 1999 and most of 2000 primarily due to decreased buying patterns of certain of our major aerospace customers and due to our loss of a significant contract from one of these customers. However, aerospace demand increased in the fourth quarter of 2000 and continued through the first eight months of 2001 and then slowed post-September 11th. The semiconductor manufacturing industry represented a significant portion of our sales in 2000 and is highly cyclical in nature. Although we experienced strong demand from our customers in the semiconductor and related industries during 2000, this demand fell off sharply and suddenly in the first quarter of 2001, and continued to decline throughout the year. A similar significant slowdown occurred in 1998 and the first half of 1999.

      Historically, California has been our largest market, but we are less dependent on that market now than we were previously. California represented 30% of our 2001 sales, which was a significant decrease from 45% of our 1997 sales. The Southeast region of the United States represented 29% of our 2001 sales compared to 18% of our 1997 sales. We expect California to continue to be our largest market, but we have significantly expanded our facilities geographically by making strategic acquisitions and increasing our physical capabilities through capital expenditures to decrease our dependence on this market.

     Suppliers

      We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Chapparal Steel, Nucor Corporation and Steel Dynamics, Inc. Allegheny Technologies Incorporated, International Stainless Steel Co. and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Alcan Aluminum Limited, Commonwealth Aluminum Corp., Kaiser Aluminum Corp., Ormet Aluminum Mill Products Corporation and Pechiney Rolled Products. During 2001, many domestic mills entered bankruptcy proceedings and it is expected that certain of these mills will have at least a portion of their production capacity closed. Because an over-supply of metals producing capacity currently exists, which has significantly contributed to historically low metals prices during 2001, we are not concerned about our ability to obtain metal. We also maintain relationships with international suppliers of our various products. In March 2002, the Bush Administration enacted tariffs on certain metal products from specified countries under Section 201 of the Trade Act of 1974 to provide protection for the United States steel industry. At this time, we cannot accurately assess the impact that these tariffs will have on our results. Because of our total volume of purchases, we expect that we are able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals and that our relationships with our suppliers are very strong. We have worked closely with our suppliers in order to become an important customer for each major supplier of our metals for our core product lines.

     Backlog

      Because of the just-in-time delivery policy and the short lead time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.

     Products and Processing Services

      We provide a wide variety of processing services to each customer’s specifications and deliver products to manufacturers and other end users. We maintain a wide variety of products in inventory. For orders other than those requiring extensive or specialized processing, we generally deliver to the customer within 24 hours after receiving the order. Our 2001 sales were comprised of the following approximate percentages, by product:

•	12% carbon steel structurals

•	11% heat treated aluminum plate, sheet and coil

•	10% carbon steel plate

•	9% stainless steel plate, sheet and coil

•	8% common alloy aluminum plate, sheet and coil

•	8% carbon steel tubing

•	8% galvanized steel sheet and coil

•	7% carbon steel bar

•	6% aluminum bar and tube

•	6% stainless steel bar and tube

•	5% hot rolled steel sheet and coil

•	4% cold rolled steel sheet and coil

•	1% electropolished stainless steel tubing and fittings

•	5% miscellaneous, including brass, copper and titanium.

      We do not depend on any particular customer group or industry because we process a variety of metals. Because of this diversity of product type and material, we believe that we are less exposed to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We also are less dependent on particular suppliers.

      For our largest product type (sheet and coil), we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .015 and .25 inches thick, and rolled into 3 to 20 ton coils. The size and weight of these coils require specialized equipment to move and process the coils into smaller sizes and various products. Few of our customers have the capability of processing the metal into the desired products.

      After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. About half of the orders specify delivery within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each purchased product to the fullest extent practicable.

      Few metals service centers offer the full scope of processing services and metals that we provide. Our primary processing services are described below:

•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close tolerance square or rectangular shapes.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

•	Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean, and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment process for all ultra high-purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

•	Fabricating includes performing second and/or third stage processing per customer specifications, typically to provide a part, casing or kit, which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer specified component part.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer specified lengths, shapes or sizes.

•	Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate.

•	Shearing is the cutting of metal into small precise pieces.

•	Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

•	Slitting involves cutting metal to specified widths along the length of the coil.

•	Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

•	Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

•	Welding is the joining of two or more pieces of metal.

•	Wheelabrating, shotblasting and bead blasting involves pressure blasting metal grid into carbon steel products to remove rust and scale from the surface.

      We generally process specific metals to non-standard sizes only at the request of customers pursuant to purchase orders. We do not maintain an inventory of finished products, but we carry a wide range of metals to meet the short lead time and just-in-time delivery requirements of our customers. Each of our metals service centers maintains inventory and equipment selected to meet the needs of that facility’s customers.

     Marketing

      Our more than 680 sales personnel are located in twenty-nine states, France and South Korea and provide marketing services throughout each of those locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Those sales personnel who travel throughout a specified geographic territory maintain relationships with our existing customers and develop new customers; we consider them our outside sales personnel. Those who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

     50%-Owned Company

      Since July 1, 1995, we have owned 50% and had operational control of American Steel, L.L.C., a limited liability company. American Steel operates metals service centers in Portland, Oregon and Kent, Washington. American Industries, Inc. owns the other 50% of American Steel. We are entitled to purchase the remaining 50% of American Steel during the three years following the earlier of the death of the owner of American Industries or December 31, 2005. We account for this 50% investment in American Steel by the equity method, and we include 50% of American Steel’s earnings in our net income and earnings per share amounts. American Metals, which operates three metals service centers located in the Central Valley of California, was a wholly-owned subsidiary of American Steel, until October 1, 1998, when we acquired all of the stock of American Metals.

     Industry and Market Cycles

      We distribute metal products to our customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries our customers compete in are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. The United States economy began to experience a general slowing in the second half of 2000 that led to an economic recession in 2001. We were significantly impacted by the economic downturn in 2001, with our sales declining 4% from 2000 and our net income declining 42%. If the economic downturn continues or worsens in 2002, the negative impact to our financial results may increase.

      The semiconductor fabrication industry, aerospace industry and truck trailer and rail car industries have experienced cycles over the last few years that have affected our results. The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a substantial period of growth from 1993 to 1996, this industry experienced a significant slowdown from mid-1996 through mid-1999. In the second half of 1999, the semiconductor industry began to improve and provided strong demand throughout 2000. In early 2001, there was a sudden and significant decline in demand from the semiconductor and related industries. This demand continued to decline throughout 2001. We expect demand to remain at its current low levels through most of 2002. The aerospace industry experienced a substantial slowdown during 1999 and the first nine months of 2000 from its strong markets during 1997 and 1998. The slowdown in the aerospace industry that began in 1999 resulted primarily from decreased buying patterns of certain of the major aerospace companies due to overcapacity and lower demand. This trend continued into 2000, with an increase in demand experienced in the fourth quarter of 2000, that continued through 2001 until the tragic events of September 11th occurred. Demand declined in the fourth quarter of 2001 and is expected to decline further from its current levels in 2002 based on the major aerospace companies’ production projections. The truck trailer and rail car industries experienced a substantial slowing in demand beginning in 2000 that continued through 2001, which materially impacted our operations in the Pacific Northwest. We do not anticipate any significant improvement in demand in this industry in 2002. These industries also are subject to changes in demand based on, among other things, general economic conditions and industry capacity.

      Fluctuations in the costs of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, during 2001, metals costs of most products reached their lowest levels experienced in over twenty years. This occurred due to overcapacity at the producer level in both domestic and foreign markets, along with the weak demand experienced in 2001. Because certain producers have reduced capacity and because of government pressure on foreign imports, domestic producers announced increases in metal costs for certain products that will begin to take effect in early 2002. We are typically able to pass the increases in metal costs on to our customers; however, we cannot guarantee that the spread between our metal costs and selling prices will continue at the levels experienced during 2001 especially if demand does not improve. Increased metals costs and related selling prices should, however, allow us to record increased revenue and gross margin dollars on a consistent volume basis.

     Competition

      The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Although most of our competitors are smaller than we are, we face strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than us. Based on an industry report, it is estimated that there were approximately 3,400 intermediate steel processors and metals service center facilities in the United States in 2001. We are one of the five largest service center companies in the United States. Competition is based on price, service, quality and availability of products. We maintain centralized relationships with our suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available and the wide variety of processing services we provide distinguish us from our competition.

     Quality Control

      Procuring high quality metal from suppliers on a consistent basis is critical to our business. We have instituted strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. We perform physical and chemical analyses on selected raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements. We conduct similar analyses on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

      We established a program to obtain certification for most of our divisions and certain of our subsidiaries under the ISO 9002 internationally-accepted quality standard. We have obtained ISO 9002 certification at certain of our locations. We believe that such certification is beneficial for our business and operations and that this certification provides us with access to additional customers. We may obtain this certification for additional locations.

     Systems

      We have converted our Reliance divisions and certain of our subsidiaries from various software programs to the Stelplan™ manufacturing and distribution information system. Stelplan™ is a registered trademark of Invera, Inc. Stelplan is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan was developed specifically for the metals service center and processor industry. Stelplan also provides information in real time, such as inventory availability, location and cost. With this information, our marketing and sales personnel can respond to the customer’s needs more efficiently and more effectively and quickly provide a product price.

      During 1999, e-commerce was introduced to the steel industry. We joined certain e-commerce metals exchanges that went to market in 1999, but most of these exchanges were shut down by mid-2001. We are also monitoring the e-commerce package that directly interfaces with Stelplan. We believe this package will allow existing customers to place orders, inquire as to order status and verify account balances directly over the Internet. However, our major effort in 2001 was to develop a low cost Web site to allow customers, both existing and potential, to submit an order inquiry directly. This Web interface was completed and made available in March 2002. We will monitor the volume of orders submitted to determine if e-commerce is important to our customers, and we will determine the extent of our future e-commerce efforts at that time. We do not know what future effect e-commerce might have on our results of operations or financial position.

     Government Regulation

      Our metals service centers are subject to many federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. The only hazardous wastes that we use in our operations are lubricants and cleaning solvents. We frequently examine ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. We pay state certified private companies to haul and dispose of our hazardous waste.

      Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and related regulations, which, among other requirements, establish noise, dust and safety standards. We have a very strict safety policy, which we believe is one of the best in the industry. We are in material compliance with applicable laws and regulations and do not anticipate that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

     Environmental

      We have no material outstanding unresolved issues with environmental regulators, and our products and processes present no environmental concerns. We do not expect any material expenditures to meet environmental requirements. Some of the properties we own or lease are located in industrial areas, however, with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. Any such liabilities would arise from causes other than our operations, but we do not expect that these liabilities would have a material adverse impact on our results of operations, financial condition or liquidity.

     Employees

      As of March 1, 2002, we had a total of approximately 4,300 employees. During 2001, we reduced our employee count by over 650 employees, or 13%, due to the poor economic conditions. Approximately 950 employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with twenty different union locals at nineteen of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees and have never experienced a significant work stoppage.

Item 2. Properties.

      We maintain 86 metals service center processing and distribution facilities (not including American Steel, L.L.C.) in 25 states, France and South Korea, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Thirty-one of these facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California. Siskin leases a portion of its facilities in Chattanooga, Tennessee. Liebovich also leases a portion of its facilities in Rockford, Illinois, and Chatham leases a portion of its facilities in Jacksonville, Florida. In addition, Durrett leases off-site space near its facility in Baltimore, Maryland. AMI Metals leases its corporate office space in Brentwood, Tennessee. The lease terms expire at various times through 2013 and the aggregate monthly rent is approximately $660,000. We own all other properties. In early 2001, Phoenix Metals relocated its Tampa, Florida operation into its newly-constructed facility. The following table sets forth certain information with respect to each facility:

FACILITIES AND PLANT SIZE

	Plant Size
Location	(Sq. ft.)

Alabama:
Birmingham
(Chatham)	110,000
(Phoenix Metals)	40,000
(Siskin)	107,000
Arizona:
Phoenix
(Bralco Metals)	46,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
(Valex )	2,100	*
California:
El Cajon (Tube Service)	18,000
Fontana (AMI)	103,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward (Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(Reliance Steel Company)	270,000	*
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Santa Clara
(PDM)	240,000
(Valex)	6,000	*
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	122,000
Vernon (United)	34,000	*
West Sacramento (American Metals)	108,000	*
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(Engbar)	36,000	*
(Tube Service)	21,000	*

	Plant Size
Location	(Sq. ft.)

Florida:
Jacksonville (Chatham)	69,000
Orlando (Chatham)	127,000
Tampa (Phoenix Metals)	82,000
Georgia:
Atlanta (Georgia Steel)	83,000
Forest Park (AMI)	41,000	*
Norcross (Phoenix Metals)	170,000
Savannah (Chatham)	178,000
Illinois:
Franklin Park (Viking Illinois)	91,000	*
Peoria (Hagerty)	223,000
Rockford (Liebovich)	452,000
Rockford (Liebovich Custom Fabricating)	30,000
Rockford (Architectural Metals)	10,000
Iowa:
Cedar Rapids (PDM)	52,000
Kansas:
Wichita
(AMI)	35,000	*
(Reliance Metalcenter)	45,000	*
Louisiana:
Lafayette (A&S)	40,000	*
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	260,000
Michigan:
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis (Viking)	122,000	*
Nevada:
Sparks (PDM)	261,000
New Jersey:
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Reliance Metalcenter)	44,000
(Reliance Steel Company)	34,000
North Carolina:
Charlotte (Phoenix Metals)	41,000
Durham (Chatham)	110,000
Greensboro (Steel Bar)	43,000	*
Ohio:
Massillon (SSA)	27,000

	Plant Size
Location	(Sq. ft.)

Oregon:
Portland
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
(Valex)	8,000	*
Pennsylvania:
Allentown (Valex)	5,000	*
Indianola (Allegheny)	53,000	*
Johnstown (Toma Metals)	73,000
South Carolina:
Columbia (Chatham)	102,000
Spartanburg (Siskin)	96,000
Tennessee:
Brentwood (Phoenix Metals)	16,000	*
Chattanooga (Siskin)	439,000
Morristown (East Tennessee)	29,000	*
Nashville (Siskin)	117,000
Texas:
Arlington (Reliance Metalcenter)	107,000
Austin (Valex)	8,000	*
Fort Worth (AMI)	75,000	*
Garland (Arrow Metals)	45,000
Houston (Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(Reliance Metalcenter)	105,000
Spanish Fork (PDM)	42,000
Washington:
Algona (AMI)	27,000	*
Kent (Bralco Metals)	24,000	*
Tacoma (SSA)	26,000	*
Woodland (PDM)	130,000
International Distribution Center
Fuveau, France (Valex)	2,600	*
International Manufacturing Facility
Seoul, Korea (Valex Korea)	41,000

*	Leased. All other facilities owned.

Item 3. Legal Proceedings.

      From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. We are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations or financial condition. We maintain liability insurance against risks arising out of our normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994. The following table sets forth the high and low reported closing sale prices of the common stock on the NYSE Composite Tape for the stated calendar quarters.

	2001		2000

	High	Low	High	Low

First Quarter	$30.05	$21.15	$23.563	$18.000
Second Quarter	29.71	22.25	24.125	18.938
Third Quarter	28.10	20.93	22.688	19.500
Fourth Quarter	26.90	22.21	26.000	20.750

      As of March 20, 2002, there were 293 record holders of the common stock.

      We have paid quarterly cash dividends on our common stock for over 40 years. The 2001 quarterly dividend was increased from $.055 per share to $.06 per share. The Board of Directors may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, financial condition, and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and the expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

      The private placement debt agreements for our unsecured senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth and limits cash dividends as a percentage of earnings, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2000, we have paid between 6% and 10% of earnings to our shareholders as dividends. In 2001, our dividend payments represented 19% of our earnings due to the low earnings in 2001 as a result of the poor economic conditions.

      The following table sets forth certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends

10/17/01	12/7/01	1/4/02	$.060 per share
7/18/01	8/3/01	8/24/01	$.060 per share
4/18/01	5/11/01	6/1/01	$.060 per share
2/14/01	3/9/01	3/30/01	$.060 per share
10/18/00	12/8/00	1/5/01	$.055 per share
7/19/00	8/7/00	8/28/00	$.055 per share
4/19/00	5/12/00	6/2/00	$.055 per share
2/16/00	3/10/00	3/31/00	$.055 per share

Item 6. Selected Financial Data.

      We have derived the following selected summary financial and operating data for the years ended December 31, 1997 through 2001 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except share and per share data)
Income Statement Data:
Net sales(1)	$1,656,974	$1,726,665	$1,511,065	$1,352,807	$961,518
Cost of sales	1,194,512	1,256,997	1,097,437	1,024,214	737,500

Gross profit	462,462	469,668	413,628	328,593	224,018
Operating expenses(2)	371,006	339,319	297,346	235,015	161,819

Income from operations	91,456	130,349	116,282	93,578	62,199
Other income (expense):
Interest expense	(26,738)	(26,068)	(23,299)	(17,585)	(10,861)
Other income, net	3,796	3,410	6,365	3,042	3,611
Amortization expense	(8,641)	(7,411)	(6,804)	(4,636)	(2,761)
Equity earnings of 50%-owned company	286	2,307	3,866	5,873	5,798

Income before income taxes	60,159	102,587	96,410	80,272	57,986
Provision for income taxes	(23,823)	(40,268)	(38,800)	(32,597)	(23,810)

Net income	$36,336	$62,319	$57,610	$47,675	$34,176

Earnings per Share(3):
Diluted	$1.28	$2.28	$2.07	$1.68	$1.44
Basic	$1.28	$2.29	$2.08	$1.69	$1.45
Weighted average common shares outstanding — diluted	28,470	27,289	27,892	28,305	23,812
Weighted average common shares outstanding — basic	28,336	27,215	27,748	28,153	23,604
Other Data:
EBITDA(4)	$119,234	$156,747	$145,307	$117,303	$82,012
Cash flow from operations	103,587	24,772	131,355	30,935	39,758
Capital expenditures	24,539	30,379	19,524	23,671	26,561
Cash dividends per share	.24	.22	.18	.16	.11
Balance Sheet Data (December 31):
Working capital	$379,991	$347,659	$273,040	$289,147	$213,252
Total assets	1,082,293	997,243	900,005	841,395	583,866
Long-term debt	331,975	421,825	318,050	343,250	143,350
Shareholders’ equity	583,883	403,039	400,328	345,802	313,164

(1)	Does not include revenues for American Steel, L.L.C. because we account for our 50% investment by the equity method, and therefore we include 50% of American Steel’s earnings in our net income and earnings per share amounts.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3)	Amounts have been retroactively adjusted to reflect the September 1999 3-for-2 stock split.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense, and amortization of intangibles (including goodwill). EBITDA is commonly used as an analytical indicator and also serves as a measure of leverage capacity and debt servicing ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States. The items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      During 2001, the metals service center industry experienced historically low levels of metals pricing and customer demand, primarily related to the economic recession in the United States. Overcapacity in both domestic and foreign markets further reduced metals costs. Our performance was significantly impacted by both of these factors; however, we are pleased with our profitable returns during this challenging environment. Our 2001 consolidated sales of $1.66 billion declined 4.0% from our record sales level reached in 2000, with our tons sold increasing 6.3% because we included the sales of the companies we acquired in 2001. Although most of our locations experienced both volume and pricing declines throughout 2001, the locations that primarily service the aerospace industry experienced both increased volume and increased pricing through the first nine months of 2001. This somewhat shielded us from the overall effects of the generally poor 2001 business environment. Our gross margin as a percentage of sales increased to 27.9% for 2001, compared to 27.2% in 2000.

      We also completed significant financing transactions in 2001 that, along with cash flows from operations, allowed us to reduce our debt levels, even while funding three acquisitions in 2001, including our largest acquisition to-date for $93.2 million. In 2001, we issued common stock in a secondary equity offering for net proceeds of approximately $149.8 million. We also renewed and expanded our credit facility to a $335 million five-year unsecured revolving line of credit.

      We believe that we are positioned to take full advantage of improved economic conditions, while at the same time we are poised to continue to operate efficiently in the less favorable economies such as that experienced during 2001 because of our focus on cost controls, inventory turnover, and product and geographic diversification. We do not, however, anticipate that we will achieve the same level of sales volumes and net income returns in 2002 as we achieved in the year 2000 (excluding the impact of any acquisitions that we may make during 2002) due to the current general economic conditions and the volatility of metals costs and, if the current economic downturn continues or worsens in 2002, the negative impact to our financial results may increase.

Recent Developments

      We completed three acquisitions and a strategic asset purchase in 2001. Through these acquisitions, we entered four new geographic markets, expanded our presence in the Midwest and Southeast markets of the United States and gained new customers serving the oil and gas sector. In addition, we expanded our product offerings of carbon steel plate and structurals in the Western region of the United States.

      On July 2, 2001, we purchased the assets and assumed certain liabilities of the steel service centers division of Pitt-Des Moines, Inc. for approximately $93.2 million. This is our largest acquisition to-date. Through PDM Steel Service Centers, Inc. (“PDM”), a newly-formed company, we acquired assets and facilities in Stockton, Fresno, and Santa Clara, California; Cedar Rapids, Iowa; Sparks, Nevada; and Spanish Fork, Utah; and the common stock of General Steel Corporation (which was a wholly-owned subsidiary of Pitt-Des Moines, Inc.) which has a facility in Woodland, Washington. These metals service centers process and distribute carbon steel products consisting primarily of heavy structurals and plate for customers mostly in the capital goods and construction industries. Sales for these service centers from July 2, 2001 through December 31, 2001 were approximately $86 million. We merged General Steel Corporation into PDM at the end of 2001. Also, the PDM Cedar Rapids location is now being operated by our Liebovich Bros., Inc. service center network.

      In January 2001, we acquired all of the outstanding stock of Aluminum and Stainless, Inc. Aluminum and Stainless operates a metals service center based in Lafayette, Louisiana that provides non-ferrous products primarily to companies serving the oil and gas industry for use in the production of large commercial vessels that service offshore oil rigs. In March 2001, Aluminum and Stainless opened a branch in New Orleans, Louisiana, by purchasing certain assets of an existing metals service center. Aluminum and Stainless had revenues of approximately $30 million for the period January 20, 2001 through December 31, 2001, including the sales of the New Orleans branch.

      In January 2001, we also purchased all of the stock of Viking Materials, Inc., based in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc., based near Chicago, Illinois. These service centers provide primarily carbon steel flat-rolled products to our customers in the Midwest region of the United States. Viking Materials of Illinois operated as a wholly-owned subsidiary of Viking Materials from the acquisition date through the end of 2001 and now operates as a division of Viking Materials. The consolidated revenues of Viking Materials were approximately $68 million for the period January 19, 2001 through December 31, 2001.

Results of Operations

      The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2001 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2001		2000		1999

		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$1,656,974	100.0%	$1,726,665	100.0%	$1,511,065	100.0%
Gross profit	462,462	27.9	469,668	27.2	413,628	27.4
S,G&A expenses	347,310	21.0	318,638	18.5	278,552	18.4
Depreciation expense	23,696	1.4	20,681	1.2	18,794	1.2

Income from operations	$91,456	5.5%	$130,349	7.5%	$116,282	7.7%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Sales. Our 2001 consolidated net sales were $1.66 billion, a decrease of 4.0%, compared to $1.73 billion in 2000. This includes an increase in tons sold of 6.3% and a decrease in the average selling price per ton of 9.5%. The increase in our tons sold is due to the sales from the companies we acquired in 2001. Overall customer demand declined due to the poor business environment in the United States during 2001.

This resulted in reduced volumes at all of our locations except for those primarily serving the aerospace industry, with 2001 sales to the aerospace industry increasing 10.2%, with a 2.9% increase in tons sold and an 8.3% increase in the average selling price per ton.

      The decrease in our average selling price per ton of 9.5% resulted from lower metals costs and from a shift in our product mix. During 2001, costs for most metals we sell continued to decline from the year 2000 levels. However, costs of the heat-treated aluminum and specialty metals we sell to the aerospace industry increased somewhat in early 2001, but then declined in the fourth quarter of 2001. Our average selling price was also impacted by shifts in product mix, as the products sold to the aerospace industry are higher priced than most other products we sell, which had a favorable impact on our average selling price. However, the reduced sales of the even higher priced products we sell to the semiconductor and related industries more than offset this favorable increase. In addition, the companies we acquired in 2001 sell mostly carbon steel products, which generally have lower prices than most other products we sell.

      Our same-store sales (excludes sales of businesses we acquired in 2001 and 2000) decreased $267.1 million, or 15.8%, with year 2001 tons sold declining 10.5% as compared to 2000, and the average selling price per ton decreasing by 6.0%. These decreases were due to the poor economic conditions in 2001 and shifts in our product mix with significant declines in same-store sales to the semiconductor and related industries impacting both the tons sold and the average selling price.

      Gross Profit. Our total gross profit of $462.5 million decreased only 1.5% in 2001 from 2000, on a 4.0% decrease in sales. This was due to our ability to increase our gross margins as a percentage of sales to 27.9% in 2001 compared to 27.2% in 2000. We believe our focus on inventory turnover allowed us to reduce our selling prices at a slightly slower pace than our metals costs during 2001, resulting in an improvement in our gross margin percentage in 2001.

      Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2001 increased $28.7 million, or 9.0%, from 2000, because of the S,G&A expenses of the companies we acquired in 2001. These expenses represented 21.0% and 18.5% of sales in 2001 and 2000, respectively. The increase in our S,G&A expenses as a percentage of sales resulted from both lower metals prices and lower selling volumes experienced in 2001. We were able to reduce our same-store S,G&A expenses by $7.3 million in 2001 as compared to 2000. The majority of the decrease in same-store S,G&A expenses relates to headcount reductions, as personnel costs are the most significant component of our variable costs. For the 2001 year, we reduced our work force by over 650 employees, or 13%, with reductions from time to time during the year in response to declining demand.

      Depreciation and amortization expense increased $4.2 million for 2001 compared to 2000, due to the inclusion of both the depreciation expense and the amortization of goodwill related to the companies we acquired in 2001 and 2000, along with depreciation expense on current year capital expenditures.

      Operating Income. Income from operations, calculated as gross profit less S,G&A expenses and depreciation expense, decreased as a percentage of sales to 5.5% in 2001 compared to 7.5% in 2000. This decline resulted from the decrease in gross profit and the increases in expenses discussed above.

      Interest expense increased by 2.6% to $26.7 million in 2001 compared to 2000, due to an increase in the average debt outstanding early in 2001 to fund the $43.9 million stock repurchase in the fourth quarter of 2000 and to fund the January 2001 acquisitions of Aluminum and Stainless and Viking Materials. However, we were able to significantly reduce our debt level and fund the PDM acquisition with the $149.8 million of net proceeds from our July 2001 equity offering. The interest rate reductions during 2001 also lowered our 2001 interest expense.

      Equity Earnings. Equity earnings from our 50%-owned company decreased by $2.0 million, or 87.6%, in 2001 as compared to 2000. A weakness in demand in the Pacific Northwest, related mainly to the truck trailer and rail car markets, began in the second half of 2000 and continued throughout 2001.

      Income Tax Rate. Our effective income tax rate increased from 39.2% in 2000 to 39.6% in 2001, mainly due to shifts in the geographic composition of our 2001 income, resulting from both acquisitions and current business conditions.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Consolidated net sales in 2000 were a record $1.73 billion, which represented a 14.3% increase from 1999, and reflects a 7.4% increase in tons sold and a 6.5% increase in the average selling price per ton.

      Our tons sold increased during 2000 primarily because we included twelve months of sales from our 1999 acquisitions along with sales from our 2000 acquisitions. In 2000 we also experienced shifts in product mix in our tons sold, as compared to 1999, due to increased sales to the semiconductor, electronics and related industries throughout 2000 and increased sales to the aerospace industry during the fourth quarter of 2000.

      Due to the general economic slowing during the second half of 2000, we experienced a decline in sales volume in certain of our markets, primarily for carbon steel products, which typically have lower prices than the aluminum and stainless steel products we sell, in the Southeast and Midwest regions of the United States. This shift in product mix resulted in a 6.5% increase in the average selling price in 2000 as compared to 1999. The stainless steel, aluminum and titanium products sold to the semiconductor, electronics, and aerospace industries are among the highest priced products that we sell.

      Same-store sales (excluding sales of businesses acquired in 1999 and 2000) increased $111.3 million, or 7.9%, in 2000. The tons sold in year 2000 remained flat as compared to 1999, although the average selling price per ton increased by 8.4%. The increase in the average selling price was due to the shift in product mix with increased sales of the highest priced products discussed above.

      Gross Profit. Total gross profit increased 13.6% to $469.7 million in 2000 compared to $413.6 million in 1999, mainly due to the additional gross profit generated by the businesses we acquired in 1999 and 2000. As a percentage of sales, gross profit remained fairly consistent at 27.2% in 2000 compared to 27.4% in 1999. Gross profit percentages declined somewhat in 2000 for sales of most carbon steel products due to a more competitive environment for these products (from reduced metals costs that resulted in lower selling prices), but the shift in product mix to higher priced products offset these declines.

      A greater portion of our products was sold to the semiconductor, electronics, and aerospace markets that typically produce higher gross margins than other products that we sell, and the gross profit percentages we achieved on sales of these products increased in 2000 as compared to 1999. Further, certain of the companies that we acquired typically operate at higher gross margin percentages than we have historically operated at on a consolidated basis, contributing to our ability to substantially maintain our record 1999 gross margin percentage in 2000.

      Expenses. S,G&A expenses for 2000 increased $40.1 million, or 14.4%, from 1999, consistent with the 14.3% increase in sales. These expenses represented 18.5% of sales in 2000 and 18.4% of sales in 1999.

      Depreciation and amortization expense increased 9.7% for 2000 compared to 1999, because of the additional depreciation expense and amortization of goodwill related to our acquisitions, along with depreciation expense on current year capital expenditures.

      Interest expense increased by 11.9% to $26.1 million in 2000 compared to 1999, due to an increase in our average debt outstanding. We used our 2000 borrowings primarily to fund $41.1 million of businesses we acquired in 2000 and $56.3 million of stock repurchases during 2000.

      Operating Income. Income from operations remained fairly consistent as a percentage of sales at 7.5% in 2000 compared to 7.7% in 1999. The slight decline is consistent with the change in gross profit percentages for the periods.

      Equity Earnings. Equity earnings from our 50%-owned company decreased by $1.6 million, or 40.3%, in 2000 as compared to 1999. This decrease occurred primarily in the second half of 2000 due to the weakness in demand experienced in the Pacific Northwest related mainly to the truck trailer and rail car markets serviced by American Steel, L.L.C.

      Income Tax Rate. Our effective income tax rate decreased from 40.2% in 1999 to 39.2% in 2000, mainly due to shifts in our geographic composition and the implementation of certain tax planning strategies.

Liquidity and Capital Resources

      At December 31, 2001, working capital was $380.0 million, compared to $347.7 million at December 31, 2000. The increase was primarily due to the additional working capital from our 2001 acquisitions, and is net of decreases in our receivables and inventory levels due to the decline in sales volumes we experienced throughout 2001. We focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, the two most significant factors of working capital. At December 31, 2001, our accounts receivable days sales outstanding were 45 days, improved from 46 days at December 31, 2000. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate was about four times in 2001, down from just under five times in 2000, but still better than the industry average in the current business environment.

      Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. In 2001, we also raised $149.8 million in a secondary equity offering. Our operations provided cash of $103.6 million in 2001, a significant increase from $24.8 million in 2000. The significant reductions in our receivables and inventory levels in reaction to our reduced sales levels were the primary factors in providing cash flow from operations. The cash generated from operations and the proceeds from our equity offering were used to pay down a significant portion of debt in 2001, reducing our net debt-to-total capital ratio to 36.3% at December 31, 2001, from 51.0% at December 31, 2000.

      Our syndicated credit facility allows for $335 million in borrowings. As of December 31, 2001, $47 million was outstanding under this credit facility. The $335 million five-year unsecured syndicated credit facility is with nine banks and may be increased to $400 million. Our new facility was effective October 24, 2001, replacing our previous $200 million revolving line of credit and our credit agreement that allowed us to issue and have outstanding $10 million of letters of credit and a $50 million cash advance facility. At December 31, 2001, we had $7.6 million of letters of credit outstanding under our syndicated credit facility.

      We also have senior unsecured notes outstanding in the aggregate amount of $290 million. The senior notes have maturity dates ranging from 2002 to 2010, with an average original life of 9.6 years, and bear interest at a weighted average fixed rate of 6.83% per annum. The syndicated credit facility and senior note agreements require that we maintain a minimum net worth and include restrictions on the amount of cash dividends we pay.

      Our net capital expenditures, excluding acquisitions, were $24.5 million for the 2001 year. We had no material commitments for capital expenditures or capital leases as of December 31, 2001. Our operating lease commitments are discussed in Note 10 of the Notes to Consolidated Financial Statements. The purchases of Aluminum and Stainless and Viking Materials were funded with borrowings on our line of credit. The acquisition of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001 for approximately $93.2 million was funded by borrowings on our line of credit and by a promissory note which was paid off with the net proceeds received from our public equity offering. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

      On July 5, 2001, we issued 6,325,000 shares of our common stock, including the shares issued on exercise of the over-allotment option, at a price of $25.00 per share for total net proceeds of approximately $149.8 million, after deducting the underwriting discount and offering expenses. The proceeds were used to reduce debt related to the PDM acquisition and debt related to other acquisitions, capital expenditures, and general working capital needs. We anticipate that funds generated from operations and funds available under our new line of credit will be sufficient to meet our working capital and acquisition needs for the foreseeable future.

      On August 31, 1998, our Board of Directors approved the purchase of up to an additional 3,750,000 shares of our outstanding common stock through our Stock Repurchase Plan, for a total of 6,000,000 shares. Since inception of the Stock Repurchase Plan, we have purchased a total of 5,538,275 shares of our common stock, at an average purchase price of $14.94 per share, as of December 31, 2001, all of which are being treated as authorized but unissued shares. In 2001, we did not repurchase any shares of our common stock. We repurchased 2,865,950 shares during 2000, with 2,270,000 of these shares being purchased in October 2000 in a private transaction at a cost of $19.35 per share. This stock was purchased from a trust, which was one of our largest shareholders. Thomas W. Gimbel, a member of the Board, is a co-trustee of the trust from which these shares were acquired. We believe such purchases enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

Inflation

      Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

      Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures of some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill

      Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $250.1 million at December 31, 2001, or approximately 23.1% of total assets or 42.8% of consolidated shareholders’ equity. The amortization of goodwill in the 2001 year was $7.1 million, or approximately 11.8% of pretax income. We consider our estimate of the useful life of goodwill of 40 years to be appropriate due to the long-term nature of our business, including our customers, supply sources and longevity of operations. The risk associated with the carrying value of goodwill is whether future operating income (before amortization of goodwill) will be sufficient on an undiscounted basis to recover the carrying value. We review the recoverability of goodwill whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment exists, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We believe the recorded amounts for goodwill are recoverable and no impairment exists at December 31, 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We have adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001. We will adopt SFAS No. 142 effective January 1, 2002 and we will perform the first of the required impairment tests of goodwill as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, equity investment, goodwill and intangible assets, and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See Note 1 of the Notes to Consolidated Financial Statements for our Summary of Significant Accounting Policies.)

     Accounts Receivable

We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable based on our past collection history and the identification of specific potential customer risks. If the financial condition of our customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, we may be required to increase our allowance for doubtful accounts.

     Inventories

We maintain allowances for estimated obsolescence or unmarketable inventory to reflect the difference between the cost of inventory and the estimated market value based on an evaluation of slow moving products and current replacement costs. If actual market conditions are less favorable than those anticipated by management, additional allowances may be required.

     Deferred Tax Assets

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. These changes, if any, may require possible adjustments to our deferred tax asset balances.

For information concerning our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

     Investment in 50%-Owned Company

We own a 50% interest in American Steel, L.L.C., a metals service center company, that is accounted for on the equity method. Future adverse changes in market conditions or poor operating results of American Steel could result in losses or an inability to recover the carrying value of the investment that may require an impairment charge.

     Goodwill and Intangible Assets

In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, we will adopt SFAS No. 142 and will be required to determine if our goodwill requires an impairment charge. This determination is required within the first six months of fiscal 2002, and then on an annual basis thereafter.

     Revenue Recognition

We recognize revenue when title to our products passes to our customers, typically upon delivery, which generally is the same day products are shipped. Sales are shown net of returns and discounts.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

      In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. Additionally, we are exposed to market risk primarily related to our fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect the market value of our fixed rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Based on our debt, we do not consider the exposure to interest rate risk to be material. Our fixed rate debt obligations are not callable until maturity.

Item 8. Financial Statements and Supplementary Data.

RELIANCE STEEL & ALUMINUM CO.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

      All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Reliance Steel & Aluminum Co.

      We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Long Beach, California

February 13, 2002

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$9,931	$3,107
Accounts receivable, less allowance for doubtful accounts of $5,417 and $6,706 at December 31, 2001 and 2000	172,603	193,106
Inventories	308,093	271,549
Prepaid expenses and other current assets	8,903	7,788
Deferred income taxes	18,463	15,846

Total current assets	517,993	491,396
Property, plant and equipment, at cost:
Land	48,598	35,351
Buildings	168,963	145,625
Machinery and equipment	207,243	176,891
Accumulated depreciation	(134,451)	(112,516)

	290,353	245,351
Investment in 50%-owned company	12,352	18,990
Goodwill, net of accumulated amortization of $26,254 and $19,155 at December 31, 2001 and 2000.	250,103	232,048
Other assets	11,492	9,458

Total assets	$1,082,293	$997,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,870	$82,616
Accrued expenses	32,822	34,366
Wages and related accruals	17,430	18,772
Deferred income taxes	7,555	7,833
Current maturities of long-term debt	10,325	150

Total current liabilities	138,002	143,737
Long-term debt	331,975	421,825
Deferred income taxes	28,433	28,642
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 31,572,601 at December 31, 2001 and 25,131,917 at December 31, 2000, stated capital	290,798	139,231
Retained earnings	294,091	264,116
Accumulated other comprehensive loss	(1,006)	(308)

Total shareholders’ equity	583,883	403,039

Total liabilities and shareholders’ equity	$1,082,293	$997,243

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Year Ended December 31,

	2001	2000	1999

Net sales	$1,656,974	$1,726,665	$1,511,065
Gain from SERP, net	—	—	2,341
Other income, net	3,796	3,410	4,024

	1,660,770	1,730,075	1,517,430
Costs and expenses:
Cost of sales	1,194,512	1,256,997	1,097,437
Warehouse, delivery, selling, general and administrative	347,310	318,638	278,552
Depreciation and amortization	32,337	28,092	25,598
Interest	26,738	26,068	23,299

	1,600,897	1,629,795	1,424,886

Income before equity in earnings of 50%-owned company and income taxes	59,873	100,280	92,544
Equity in earnings of 50%-owned company	286	2,307	3,866

Income before income taxes	60,159	102,587	96,410
Provision for income taxes	23,823	40,268	38,800

Net income	$36,336	$62,319	$57,610

Earnings per share – diluted	$1.28	$2.28	$2.07

Weighted average shares outstanding – diluted	28,469,820	27,289,111	27,891,883

Earnings per share – basic	$1.28	$2.29	$2.08

Weighted average shares outstanding – basic	28,335,626	27,215,087	27,748,307

Cash dividends per share	$.24	$.22	$.18

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 1, 1999	27,674,703	$151,903	$193,899	$—	$345,802
Net income for the year	—	—	57,610	—	57,610
Stock options exercised	112,775	1,034	648	—	1,682
Stock split — fractional shares	(163)	(5)	—	—	(5)
Stock issued under incentive bonus plan	10,836	188	—	—	188
Cash dividends — $.18 per share	—	—	(4,949)	—	(4,949)

Balance at December 31, 1999	27,798,151	153,120	247,208	—	400,328
Net income for the year	—	—	62,319	—	62,319
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	—	—	—	(308)	(308)

Comprehensive income					62,011
Stock options exercised	188,862	1,758	1,031	—	2,789
Stock issued under incentive bonus plan	10,854	196	—	—	196
Cash dividends — $.22 per share	—	—	(6,001)	—	(6,001)
Repurchase of stock	(2,865,950)	(15,843)	(40,441)	—	(56,284)

Balance at December 31, 2000	25,131,917	139,231	264,116	(308)	403,039
Net income for the year	—	—	36,336	—	36,336
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	—	—	—	(698)	(698)

Comprehensive income					35,638
Stock options exercised	107,350	1,588	451	—	2,039
Stock issued under incentive bonus plan	8,334	223	—	—	223
Cash dividends — $.24 per share	—	—	(6,812)	—	(6,812)
Issuance of stock, net of offering costs of $8,369	6,325,000	149,756	—	—	149,756

Balance at December 31, 2001	31,572,601	$290,798	$294,091	$(1,006)	$583,883

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

Operating activities:
Net income	$36,336	$62,319	$57,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,337	28,092	25,598
Net gain from SERP benefit	—	—	(2,341)
Deferred taxes	(2,142)	231	(190)
Loss on sales of machinery and equipment	371	408	200
Equity in earnings of 50%-owned company	(286)	(2,307)	(3,866)
Changes in operating assets and liabilities:
Accounts receivable	57,051	(16,337)	7,843
Inventories	21,468	(25,165)	35,004
Prepaid expenses and other assets	(3,322)	(3,202)	(6,407)
Accounts payable and accrued expenses	(38,226)	(19,267)	17,904

Net cash provided by operating activities	103,587	24,772	131,355

Investing activities:
Purchases of property, plant and equipment, net	(24,539)	(30,379)	(19,524)
Proceeds from life insurance	—	—	3,397
Proceeds from sales of property and equipment	1,589	655	5,542
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(129,677)	(41,147)	(92,955)
Dividends received from 50%-owned company	6,924	2,622	9,503

Net cash used in investing activities	(145,703)	(68,249)	(94,037)

Financing activities:
Proceeds from borrowings	271,000	224,175	79,000
Principal payments on long-term debt and short-term borrowings	(366,568)	(127,845)	(109,868)
Dividends paid	(6,812)	(6,001)	(4,949)
Issuance of common stock	223	196	188
Net proceeds from common stock offering	149,756	—	—
Exercise of stock options	1,588	1,758	1,029
Tax benefit of stock options exercised	451	1,031	648
Repurchase of common stock	—	(56,284)	—

Net cash provided by (used in) financing activities	49,638	37,030	(33,952)
Effect of exchange rate changes on cash	(698)	(308)	—

Increase (decrease) in cash and cash equivalents	6,824	(6,755)	3,366
Cash and cash equivalents at beginning of year	3,107	9,862	6,496

Cash and cash equivalents at end of year	$9,931	$3,107	$9,862

Supplemental cash flow information:
Interest paid during the period	$32,532	$20,428	$22,842
Income taxes paid during the period	$24,280	$42,554	$39,720

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Policies

  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, AMI Metals, Inc., CCC Steel, Inc., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Liebovich Bros., Inc., Lusk Metals, PDM Steel Service Centers, Inc., Phoenix Corporation, RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned) and Viking Materials, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 50% investment in American Steel, L.L.C. on the equity method of accounting. The Company accounts for its 66.5% interest in Valex Korea Co., Ltd. on a consolidated basis, reporting the remaining 33.5% as minority interest, which is included in accrued liabilities.

  Business

      In 2001, the Company operated a metals service center network of 87 processing and distribution facilities (not including American Steel, L.L.C.) in 25 states, France and South Korea which provided value-added metals processing services and distributed a full line of more than 85,000 metal products. One of these locations was combined with an existing location in San Antonio, Texas in January 2002.

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

  Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution. At times, cash balances held at financial institutions were in excess of federally insured limits. Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company’s products are sold. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.

  Fair Values of Financial Instruments

      Fair values of cash and cash equivalents and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Long-Lived Assets

      The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3-10 years

      Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is amortized on a straight-line basis over the period of expected benefit of 40 years through December 31, 2001. Covenants not to compete and other intangible assets are being amortized over the period of expected benefit, generally five years.

      The Company reviews the recoverability of its long-lived assets, including goodwill, as required by Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is either based upon significant losses of an entity or on the inability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment is calculated based upon the discounted cash flows or the market values as compared to the recorded costs. In management’s opinion, no impairment existed at December 31, 2001.

  Revenue Recognition

      The Company recognizes revenue from product sales at the time title to the products passes to the customer, typically upon delivery, which is the same date as shipment. Provisions are made currently for estimated returns.

  Segment Information

      The Company has one reportable business segment — metals service centers. The acquisitions made during 2001 did not result in new segments.

      Although a variety of products are sold at each of the Company’s various locations, in total, sales were comprised of 53% carbon steel, 25% aluminum, and 17% stainless steel in 2001; 52% carbon steel, 26% aluminum, and 18% stainless steel in 2000; and 53% carbon steel, 27% aluminum, and 15% stainless steel in 1999.

  Stock-Based Compensation

      The Company grants stock options with an exercise price equal to the fair value of the stock at the date of grant. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Environmental Remediation Costs

      The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company’s management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

  Foreign Currencies

      The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “accumulated other comprehensive loss” component of shareholders’ equity for 2001 and 2000. Such effects were not material in 1999. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 2001.

  Reclassifications

      Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

  Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the effect of adopting SFAS No. 144.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 2. Acquisitions

      On July 2, 2001, through its newly-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”), the Company purchased the assets and assumed certain liabilities of the steel service centers division of Pitt-Des Moines, Inc., a publicly-held company, for approximately $93,200,000. Approximately one-half of the purchase price was paid in cash and one-half was paid by promissory note, which was paid off on July 6, 2001, following completion of a public equity offering. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries and had sales of approximately $86,000,000 for the six months ended December 31, 2001. This acquisition strengthens the Company’s position in these products and industries in its existing markets and also provides entries into new geographic markets in Iowa and Nevada. PDM operates as a wholly-owned subsidiary of the Company. PDM is headquartered in Stockton, California, and has additional facilities in Fresno and Santa Clara, California; Cedar Rapids, Iowa; Sparks, Nevada; Spanish Fork, Utah; and the General Steel Corporation facility in Woodlands, Washington. At the close of business on December 31, 2001, General Steel Corporation was merged into PDM and now operates as a division of PDM. The cash portion of this acquisition was funded with borrowings under the Company’s line of credit.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. There were no intangible assets or goodwill recorded as a result of the acquisition.

At July 2, 2001

(in thousands)
Cash	$5,600
Accounts receivable	23,600
Inventory	35,900
Property, plant and equipment	39,100
Other assets	500

Total assets acquired	104,700

Current liabilities	(11,500)

Total liabilities assumed	(11,500)

Net assets acquired	$93,200

      On January 19, 2001, the Company acquired Aluminum and Stainless, Inc. (“A&S”), a privately-held metals service center in Lafayette, Louisiana. A&S processes and distributes primarily aluminum sheet, plate and bar products and had sales of approximately $30,000,000 for the period January 20, 2001 through December 31, 2001. A&S operates as a wholly-owned subsidiary of the Company. The acquisition of A&S was funded with borrowings under the Company’s line of credit. In March 2001, A&S opened a branch in New Orleans, Louisiana established by the purchase of certain assets of an existing metals service center.

      On January 18, 2001, the Company acquired Viking Materials, Inc. (“Viking”), a privately-held metals service center in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. (“Viking Illinois”), near Chicago, Illinois. Viking and Viking Illinois provide value-added processing and distribution of primarily carbon steel flat-rolled products and had consolidated sales of approximately $68,000,000 for the period January 19, 2001 through December 31, 2001. Viking Illinois operated as a wholly-owned subsidiary of Viking through the close of business on December 31, 2001, when it was merged into Viking. Viking operates as a wholly-owned subsidiary of the Company. The acquisition of Viking and Viking Illinois was funded with borrowings under the Company’s line of credit.

      On December 1, 2000, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. (“Siskin”), the Company acquired the outstanding stock of East Tennessee Steel Supply, Inc. (“East Tennessee”), a privately-held metals service center located in Morristown, Tennessee. East Tennessee

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides its customers in the Southeast region of the United States with value-added processing and distribution of carbon steel plate, bar and structurals. East Tennessee operated as a wholly-owned subsidiary of Siskin until the close of business on December 31, 2001, when it was merged into Siskin. The purchase of East Tennessee was funded with cash generated from operations.

      On August 7, 2000, through its newly-formed company, United Alloys Aircraft Metals, Inc. (“United”), the Company purchased the net assets and business of the Aircraft Division of United Alloys, Inc. United is located in Vernon (Los Angeles), California, and provides its customers with value-added processed titanium products. United operated as a wholly-owned subsidiary of Service Steel Aerospace Corp. (“SSA”), a wholly-owned subsidiary of the Company, until it was merged into SSA at the close of business on December 31, 2001, and now operates as a division of SSA. The purchase of United was funded with borrowings under the Company’s line of credit.

      On June 1, 2000, the Company acquired 100% of the outstanding stock of Toma Metals, Inc. (“Toma”), a privately-held metals service center based in Johnstown, Pennsylvania. Toma processes and distributes primarily stainless steel flat-rolled products. Toma operates as a wholly-owned subsidiary of the Company. The acquisition of Toma was funded with borrowings under the Company’s line of credit.

      On February 5, 2000, through its newly-formed company, Hagerty Steel & Aluminum Company (“Hagerty”), the Company purchased the net assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois. Hagerty processes and distributes primarily carbon steel products. Hagerty operated as a wholly-owned subsidiary of Liebovich Bros., Inc. (“Liebovich”), a wholly-owned subsidiary of the Company, until the close of business on December 31, 2001, when it was merged into Liebovich. The Hagerty assets were acquired with funds from borrowings under the Company’s line of credit.

      On October 1, 1999, the Company purchased the assets and business of Arrow Metals, a division of Arrow Smelters, Inc. The privately-held metals service center business was based in Garland (Dallas), Texas, with additional facilities in Houston and San Antonio. Arrow Metals specializes in non-ferrous metals processing and distribution of mainly aluminum plate and bar products. The Arrow Metals Garland location operates as a division of the Company. The Houston location operates under the Reliance Metalcenter name. In January 2002, the San Antonio location was combined with the existing Reliance Metalcenter facility in San Antonio. Arrow Metals was acquired with cash generated from operations.

      On September 3, 1999, the Company acquired 100% of the stock of Allegheny Steel Distributors, Inc. (“Allegheny”), a privately-held metals service center. Allegheny is based in Indianola (Pittsburgh), Pennsylvania and specializes in cutting-to-length and blanking primarily carbon steel flat-rolled products. Allegheny operates as a wholly-owned subsidiary of the Company. Allegheny was acquired with funds from borrowings under the Company’s line of credit.

      On March 1, 1999, the Company acquired 100% of the outstanding shares of Liebovich Bros., Inc., for approximately $60,000,000 in cash. Liebovich was a metals service center company with one full-line metals service center and two metals fabrication facilities in Rockford, Illinois, and a metals service center in Wyoming (Grand Rapids), Michigan. Liebovich operates as a wholly-owned subsidiary of the Company. The purchase of Liebovich was funded with cash generated from operations and with borrowings on the Company’s line of credit.

      These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $25,154,000 and $22,998,000 for the years ended December 31, 2001 and 2000, respectively. Amortization expense for goodwill and other

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets amounted to approximately $8,641,000, $7,411,000 and $6,804,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The operating results of these acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2001, 2000 or 1999, appropriately, or of any potential results which may occur in the future.

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share amounts)
Proforma (unaudited):
Net sales	$1,759,892	$2,087,139	$1,624,961
Net income	$37,521	$70,867	$60,635
Earnings per share — diluted	$1.32	$2.60	$2.17
Earnings per share — basic	$1.32	$2.60	$2.19

 3. Inventories

      Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2001 and 2000, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $6,225,000 and $17,906,000, respectively. Inventories of $80,208,000 and $81,046,000 at December 31, 2001 and 2000, respectively, were stated on the FIFO method, which is not in excess of market. In 2001, the Company experienced an overall decrement in their LIFO layers, providing $11,680,000 of pretax income, as a result of historically low metals costs and a decrease in inventory quantities.

 4. Investment in 50%-Owned Company

      The Company owns a 50% interest in the Membership Units of American Steel, L.L.C. (“American Steel”), which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington. American Industries, Inc. (“Industries”) owns the other 50% interest in American Steel. The Operating Agreement (“Agreement”) provides that the Company may purchase the remaining 50% of American Steel during a term of three years following the earlier of the death of the owner of Industries or December 31, 2005. The price shall be the greater of Industries’ current capital account or 50% of the fair market value of American Steel. The Agreement gives the Company operating control over the assets and operations of American Steel. However, due to the existence of super-majority veto rights in favor of Industries, the Company is required to account for this investment under the equity method and records its share of earnings based upon the terms of the Agreement.

      The consolidated retained earnings of the Company include the undistributed earnings of American Steel. The Company had no undistributed earnings included in its consolidated retained earnings as of December 31, 2001, and had $3,485,000 of undistributed earnings included in its consolidated retained earnings as of December 31, 2000. American Steel had debt outstanding of $19,205,000 and $13,240,000 as of December 31, 2001 and 2000, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 5. Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2001	2000

	(in thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.50% during 2001	$47,000	$—
Revolving line of credit ($200,000,000 limit) terminated October 24, 2001, interest at variable rates, weighted average rate of 5.13% during 2001 (6.81% during 2000)	—	85,000
Cash advance ($50,000,000 limit) terminated October 24, 2001, interest at variable rates, weighted average rate of 7.35% during 2001 (7.08% during 2000)	—	43,925
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2002 to January 2, 2008, average fixed interest rate 7.02%	65,000	65,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during 2001 of 3.04% (3.61% during 2000)	2,900	3,050
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during 2001 of 3.16%	2,400	—

Total	342,300	421,975
Less amounts due within one year	(10,325)	(150)

Total long-term debt	$331,975	$421,825

      The Company had a syndicated credit agreement with four banks for an unsecured revolving line of credit with a borrowing limit of $200,000,000, which was terminated on October 24, 2001, when it was replaced by a $335,000,000 five-year unsecured line of credit. The new syndicated credit facility is with nine banks and may be increased to $400,000,000. The Company also had a credit agreement, as amended, that allowed it to issue and have outstanding up to a maximum of $10,000,000 of letters of credit and a cash advance facility of up to $50,000,000 due December 31, 2001. This credit agreement was terminated upon the completion of the refinancing of the Company’s syndicated facility on October 24, 2001. The Company has $290,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average original life of 9.6 years, maturing from 2002 to 2010. The $2,400,000 variable rate demand revenue bonds outstanding resulted from the Company’s January 2001 acquisition of Viking Materials, Inc.

      The Company’s credit agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.225%.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2002	$10,325
2003	325
2004	22,400
2005	46,400
2006	96,475
Thereafter	166,375

$342,300

 6. Income Taxes

      Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$12,300	$10,059
Unicap	3,022	3,055
Bad debt	2,205	2,732
Other, net	936	—

Total deferred tax assets	18,463	15,846

Deferred tax liabilities:
Tax over book depreciation	(22,235)	(24,766)
Book basis in excess of tax basis on:
Inventory acquired	(7,555)	(7,833)
Goodwill	(6,198)	(3,748)
Other, net	—	(128)

Total deferred tax liabilities	(35,988)	(36,475)

Net deferred tax liabilities	$(17,525)	$(20,629)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision for income taxes are as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Current:
Federal	$20,704	$33,373	$30,704
State	5,261	6,664	8,286

	25,965	40,037	38,990

Deferred:
Federal	(1,138)	81	1,279
State	(1,004)	150	(1,469)

	(2,142)	231	(190)

	$23,823	$40,268	$38,800

      The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,

	2001	2000	1999

Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.4	3.8	4.7
Other	1.2	.4	.5

Effective tax rate	39.6%	39.2%	40.2%

7. Stock Option Plans

      In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (the “1994 Plan”). In May 2001, the shareholders approved an amendment to the 1994 Plan which increased the number of shares with respect to which options may be granted to 2,500,000 shares. There are 2,480,125 shares of common stock reserved for issuance under the 1994 Plan as of December 31, 2001. The 1994 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under the 1994 Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price

Outstanding at January 1, 1999	734,625	$15.01
Granted	578,250	$19.52
Exercised	(111,275)	$9.04
Expired	(63,187)	$13.84

Outstanding at December 31, 1999	1,138,413	$17.94
Granted	146,500	$22.00
Exercised	(182,863)	$8.99
Expired	(36,750)	$19.38

Outstanding at December 31, 2000	1,065,300	$19.99
Granted	193,000	$25.25
Exercised	(107,350)	$14.79
Expired	(39,125)	$19.63

Outstanding at December 31, 2001	1,111,825	$21.42

      In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. There are 292,000 shares of the Company’s common stock reserved for issuance under the Directors Plan. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company (the “Board”) authority to grant options to acquire the Company’s common stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Of the 105,000 options granted in March 1999, 20% were immediately exercisable upon grant, with 20% becoming exercisable in each of the following four years, as specifically approved by the Board.

      Transactions under the Directors Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price

Outstanding at January 1, 1999.	37,500	$26.08
Granted	120,000	$18.77
Exercised	(1,500)	$18.83
Expired	—	—

Outstanding at December 31, 1999	156,000	$20.52
Granted	—	—
Exercised	(6,000)	$18.83
Expired	—	—

Outstanding at December 31, 2000	150,000	$20.59
Granted	—
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2001	150,000	$20.59

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2001:

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Average Remaining	Average		Average
Range of	Outstanding at	Contractual Life	Exercise	Exercisable at	Exercise Price
Exercise Price	December 31, 2001	In Years	Price	December 31, 2001	Options Exercisable

$ 8 - $13	4,500	0.1	$12.67	4,500	$12.67
18 - 22	822,825	2.2	$19.52	403,013	$19.36
23 - 26	434,500	2.7	$24.81	166,125	$24.37

$ 8 - $26	1,261,825	2.4	$21.32	573,638	$20.76

      If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts shown below:

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except
	per share amounts)
Proforma:
Net income	$35,202	$61,192	$56,596
Earnings per share:
Diluted	$1.24	$2.24	$2.03
Basic	$1.24	$2.25	$2.04

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2001	2000	1999

Risk free interest rate	5.75%	6.10%	4.80%
Expected life in years	4	4	4
Expected volatility	.26	.28	.30
Expected dividend yield	.90%	.80%	.70%

8. Employee Benefits

      The Company has an employee stock ownership plan (“the ESOP”) and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers salaried and certain hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

      Various 401(k) and profit sharing plans were maintained by the Company and its subsidiaries. Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan will continue to allow each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2001.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee (“Committee”) of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. The Company recorded a one-time net gain of $2,341,000 due to life insurance proceeds related to the death of one of its executives in January 1999. This gain is net of the death benefit to be received by the deceased executive’s beneficiary, under the terms of the SERP. The proceeds from the life insurance claim will be used to fund the death benefit and other payments under the SERP. The proceeds are recorded in other assets, and the liability for the death benefit is recorded in current liabilities. A separate SERP plan exists for one of the companies acquired during 1998, which provides post-retirement benefits to its key employees. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with a value of $7,704,000 and $6,906,000 at December 31, 2001 and 2000, respectively.

      The net periodic pension costs for the SERP plans were as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Service cost	$333	$303	$286
Interest cost	598	530	459
Recognized gains or (losses)	86	67	66
Prior service cost recognized	196	196	196

	$1,212	$1,096	$1,007

      The following is a summary of the status of the funding of the SERP plans:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,234	$7,093	$5,764
Service cost	333	303	286
Interest cost	598	530	459
Actuarial losses	688	542	816
Benefits paid	(219)	(234)	(232)

Benefit obligation at end of year	$9,634	$8,234	$7,093

Funded status
Funded status of the plan	$(9,634)	$(8,234)	$(7,093)
Unrecognized net actuarial losses	2,068	1,466	990
Unamortized prior service cost	1,370	1,565	1,761

Net amount recognized	$(6,196)	$(5,203)	$(4,342)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(6,196)	$(5,324)	$(4,804)
Intangible asset	—	121	462

Net amount recognized	$(6,196)	$(5,203)	$(4,342)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In determining the actuarial present value of projected benefit obligations for the Company’s SERP plans, the assumptions were as follows:

	2001	2000	1999

Weighted average assumptions
Discount rate	6.75%	7.0%	7.0%
Rate of compensation increase	3.0%-6.0%	6.0%	6.0%

      Through the purchase of the net assets of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001, the Company, through its subsidiary PDM Steel Service Centers, Inc. (“PDM”), maintains defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. The Company expects to terminate the defined benefit plans applicable to non-union employees during 2002. The affected participants will be eligible to participate in the Company’s Master Plan at that time.

      The net periodic pension costs for the defined benefit pension plans covering certain employees were as follows:

Six Months Ended
December 31, 2001

(in thousands)
Service cost	$307
Interest cost	290
Expected return on plan assets	(324)
Prior service cost recognized	(11)
Amortization of transitional obligation	(25)

$(237)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the status of the funding of the defined benefit plans:

Six Months Ended
December 31, 2001

(in thousands)
Change in benefit obligation
Benefit obligation from acquired company	$5,356
Service cost	307
Interest cost	290
Actuarial losses	479
Benefits paid	(288)

Benefit obligation at end of year	$6,144

Change in plan assets
Fair value of plan assets from acquired company	$5,762
Actual return on plan assets	180
Benefits paid	280

Fair value of plan assets at end of year	$5,662

Funded status
Funded status of the plan	$(482)
Unrecognized net actuarial losses	179
Unamortized prior service cost	(34)

Net amount recognized	$(337)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(694)
Prepaid benefit cost	357

Net amount recognized	$(337)

      In determining the actuarial present value of projected benefit obligations for the Company’s defined benefit plans, the assumptions were as follows:

2001

Weighted average assumptions
Discount rate	7.0%
Expected long-term rate of return on plan assets	7.0%
Rate of compensation increase	4.0%

      The Company participates in various multi-employer pension plans covering certain employees not covered under the Company’s benefit plans pursuant to agreements between the Company and collective bargaining units, who are members of such plans. The Company is unable to determine its relative position with regard to defined benefit plans to which contributions are made as a result of collective bargaining agreements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s contribution expense for Company sponsored retirement plans was as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Master Plan	$3,948	$3,792	$2,596
Employee Stock Ownership Plan	800	800	800
Supplemental Executive Retirement Plans	1,212	1,096	1,007
Defined Benefit Plans	237	—	—

	$6,197	$5,688	$4,403

      The Company has a “Key-Man Incentive Plan” (the “Incentive Plan”) for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2001, 2000 and 1999, this incentive compensation bonus was payable 75% in cash and 25% in the Company’s common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $2,684,000, $2,371,000 and $2,031,000 under the Incentive Plan as of December 31, 2001, 2000 and 1999, respectively. In March 2001 and 2000, the Company issued 8,334 and 10,854 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 2000 and 1999, respectively.

 9. Shareholders’ Equity

      On July 5, 2001 the Company issued 6,325,000 shares of its common stock in a public equity offering, including the shares issued on exercise of the over-allotment option, at a price of $25.00 per share for total net proceeds of approximately $149,756,000, after deducting the underwriting discount and offering expenses. The Company used the net proceeds to pay down debt related to the July 2, 2001 acquisition of the steel service centers division of Pitt-Des Moines, Inc., and debt related to other acquisitions, capital expenditures and general working capital needs.

      On October 30, 2000, the Company purchased 2,270,000 shares of its common stock at a cost of $19.35 per share under its Stock Repurchase Plan in a private transaction. The stock was purchased from the trust which was one of the Company’s largest shareholders. Thomas W. Gimbel, a member of the Board, is a co-trustee of the trust from which the shares were acquired. The purchase was financed under an existing credit facility, which was amended to increase the Company’s borrowing capacity by $50,000,000.

      The Board authorized a 3-for-2 common stock split effected in the form of a 50% stock dividend distributed on September 24, 1999, to shareholders of record on September 2, 1999.

      In August 1998, the Board approved the purchase of up to an additional 3,750,000 shares of the Company’s outstanding common stock through its Stock Repurchase Plan (“Repurchase Plan”), for a total of up to 6,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2001, the Company had repurchased a total of 5,538,275 shares of its common stock under the Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares in 2001. During 2000, 2,865,950 shares were repurchased by the Company, including those purchased in the private transaction discussed above, at an average price of $19.64 per share. In 1999, the Company did not repurchase any shares.

      Accumulated other comprehensive loss of $1,006,000 ($608,000 net of tax) and $308,000 ($187,000 net of tax) at December 31, 2001 and 2000, respectively, consists of foreign currency translation adjustments.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Commitments and Contingencies

      The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2013. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2001 (in thousands):

2002	$12,799
2003	10,042
2004	7,536
2005	6,330
2006	4,170
Thereafter	7,583

$48,460

      Total rental expense amounted to $14,625,000, $12,273,000 and $9,992,000 for 2001, 2000 and 1999, respectively.

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

	Year Ended December 31,

	2001	2000	1999

	(in thousands except per share
	amounts)
Numerator:
Net income	$36,336	$62,319	$57,610

Denominator:
Denominator for basic earnings per share — weighted average shares	28,336	27,215	27,748

Effect of dilutive securities:
Stock options	134	74	144

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	28,470	27,289	27,892

Earnings per share — diluted	$1.28	$2.28	$2.07

Earnings per share — basic	$1.28	$2.29	$2.08

      The computations of earnings per share for 2001, 2000 and 1999 do not include 322,000, 385,000 and 243,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Shipping and Handling Fees and Costs

      Shipping and handling fees are included as revenue in net sales. Costs related to shipping and handling are included in cost of sales or operating expenses. For the twelve month periods ended December 31, 2001, 2000 and 1999, shipping and handling costs of approximately $55,782,000, $53,231,000 and $40,084,000, respectively, were included in “warehouse, delivery, selling, general and administrative expenses.”

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

	March 31,	June 30,	September 3,	December 31,

	(In thousands except per share amounts)
2001:
Net sales	$432,905	$411,982	$430,066	$382,021
Cost of sales	$312,578	$297,170	$311,671	$273,093
Net income	$12,752	$11,418	$7,792	$4,374
Earnings per share — diluted	$.50	$.45	$.25	$.14
2000:
Net sales	$430,841	$440,903	$443,652	$411,269
Cost of sales	$313,853	$321,738	$325,254	$296,152
Net income	$16,131	$16,696	$15,823	$13,669
Earnings per share — diluted	$.58	$.60	$.57	$.53
1999:
Net sales	$371,884	$384,714	$380,070	$374,397
Cost of sales	$278,489	$282,496	$275,320	$261,132
Net income	$14,057	$13,658	$14,755	$15,140
Earnings per share — diluted	$.51	$.49	$.53	$.54

      Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K. All per share amounts have been adjusted for the September 1999 3-for-2 common stock split.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Year Ended December 31, 1999
Reserve and allowances deducted from asset accounts	—	—	—	—		—
Allowance for uncollectible accounts	$5,816	$2,226	$290	$1,981	(1)	$6,351
Year Ended December 31, 2000
Reserve and allowances deducted from asset accounts	—	—	—	—		—
Allowance for uncollectible accounts	$6,351	$2,928	$50	$2,623	(1)	$6,706
Year Ended December 31, 2001
Reserve and allowances deducted from asset accounts	—	—	—	—		—
Allowance for uncollectible accounts	$6,706	$3,986	$280	$5,555	(1)	$5,417

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There have been no changes in or disagreements with the Company’s accountants on any accounting or financial disclosure issues.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The narrative and tabular information included under the caption “Management” on pages 6 through 8 and under the caption “Compliance with Section 16(a)” on page 19 of the Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation.

      The narrative and tabular information, including footnotes thereto, included under the caption “Executive Compensation” on pages 12 through 16 of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The narrative and tabular information, including footnotes thereto, included under the caption “Securities Ownership of Certain Beneficial Owners and Management” on pages 3 and 4 of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The narrative information included under the caption “Certain Transactions” on page 18 of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

(1) Financial Statements (Included in Item 8.)

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2001, 2000 and 1999

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3) Exhibits

3.01	Registrant’s Restated Articles of Incorporation(1)
3.02	Registrant’s Amended and Restated Bylaws(1)
3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)
10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(7)
10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)
10.03	Incentive Bonus Plans(1)
10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)
10.05	Credit Agreement for the $200 Million Syndicated Credit Facility dated October 22, 1997(4)
10.06	Amendment No. Two to Credit Agreement dated October 22, 1997(5)
10.07	Amendment No. Three to Credit Agreement dated October 22, 1997(5)
10.08	Amendment No. Four to Credit Agreement dated October 22, 1997(6)
10.09	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)
10.10	Credit Agreement dated October 24, 2002(8)
21.01	Subsidiaries of Registrant
23.01	Consent of Ernst & Young LLP
24.01	Power of Attorney(9)

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1997.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1998.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2000.

(7)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(9)	Set forth on page 53 of this report.

(b)	Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 26th day of March, 2002.

RELIANCE STEEL & ALUMINUM CO.

By:	/s/ DAVID H. HANNAH

David H. Hannah
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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Director	March 26, 2002

/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	March 26, 2002

/s/ KARLA R. MCDOWELL Karla R. McDowell	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	March 26, 2002

/s/ JOE D. CRIDER Joe D. Crider	Chairman of the Board; Director	March 26, 2002

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	March 26, 2002

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 26, 2002

/s/ ROBERT HENIGSON Robert Henigson	Director	March 26, 2002

/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	March 26, 2002

Signatures	Title	Date

/s/ KARL H. LORING Karl H. Loring	Director	March 26, 2002

/s/ WILLIAM I. RUMER William I. Rumer	Director	March 26, 2002

/s/ LESLIE A. WAITE Leslie A. Waite	Director	March 26, 2002

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

3.01	Registrant’s Restated Articles of Incorporation(1)
3.02	Registrant’s Amended and Restated Bylaws(1)
3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)
10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(7)
10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)
10.03	Incentive Bonus Plan(1)
10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)
10.05	Credit Agreement for the $200 Million Syndicated Credit Facility dated October 22, 1997(4)
10.06	Amendment No. Two to Credit Agreement dated October 22, 1997(5)
10.07	Amendment No. Three to Credit Agreement dated October 22, 1997(5)
10.08	Amendment No. Four to Credit Agreement dated October 22, 1997(6)
10.09	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)
10.10	Credit Agreement dated October 24, 2002(8)
21.01	Subsidiaries of Registrant
23.01	Consent of Ernst & Young LLP
24.01	Power of Attorney(9)

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1997.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1998.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2000.

(7)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(9)	Set forth on page 53 of this report.