Form 10-Q
period 2002-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2002-05-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

Yes   ☒        No  ☐

     As of April 30, 2002, 31,681,112 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

ASSETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$687	$9,931
Accounts receivable, less allowance for doubtful accounts of $6,195 at March 31, 2002 and $5,417 at December 31, 2001	198,259	172,603
Inventories	292,360	308,093
Prepaid expenses and other current assets	8,366	8,903
Deferred income taxes	18,463	18,463

Total current assets	518,135	517,993
Property, plant and equipment, at cost:
Land	48,944	48,598
Buildings	169,642	168,963
Machinery and equipment	209,657	207,243
Accumulated depreciation	(140,463)	(134,451)

	287,780	290,353
Investment in 50%-owned company	12,038	12,352
Goodwill, net of accumulated amortization of $26,254 at March 31, 2002 and December 31, 2001	250,103	250,103
Other assets	11,401	11,492

Total assets	$1,079,457	$1,082,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,199	$69,870
Accrued expenses	35,887	32,822
Wages and related accruals	12,934	17,430
Deferred income taxes	7,555	7,555
Current maturities of long-term debt	325	10,325

Total current liabilities	131,900	138,002
Long-term debt	328,800	331,975
Deferred income taxes	28,433	28,433
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares - 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 31,611,487 at March 31, 2002 and 31,572,601 at December 31, 2001, stated capital	291,590	290,798
Retained earnings	299,777	294,091
Accumulated other comprehensive loss	(1,043)	(1,006)

Total shareholders’ equity	590,324	583,883

Total liabilities and shareholders’ equity	$1,079,457	$1,082,293

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$405,486	$432,905
Other income, net	634	537

	406,120	433,442
Costs and expenses:
Cost of sales	293,941	312,578
Warehouse, delivery, selling, general and administrative	87,709	84,847
Depreciation and amortization	6,821	7,663
Interest	5,370	7,647

	393,841	412,735

Income before equity in earnings of 50%-owned company and income taxes	12,279	20,707
Equity in earnings of 50%-owned company	124	284

Income before provision for income taxes	12,403	20,991
Provision for income taxes	4,912	8,239

Net income	$7,491	$12,752

Earnings per share — diluted	$.24	$.50

Weighted average shares outstanding — diluted	31,728,721	25,322,436

Earnings per share — basic	$.24	$.51

Weighted average shares outstanding — basic	31,590,853	25,172,374

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2002	2001

Operating activities:
Net income	$7,491	$12,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,821	7,663
Deferred taxes	—	(314)
(Gain) loss on sales of machinery and equipment	(4)	101
Equity in earnings of 50%-owned company	(124)	(284)
Changes in operating assets and liabilities:
Accounts receivable	(25,656)	(7,297)
Inventories	15,733	(4,262)
Prepaid expenses and other assets	200	1,523
Accounts payable and accrued expenses	3,963	3,120

Net cash provided by operating activities	8,424	13,002

Investing activities:
Purchases of property, plant and equipment, net	(3,936)	(8,479)
Proceeds from sales of property and equipment	54	960
Acquisition of metals service centers, net of cash acquired	—	(43,178)
Dividends received from 50%-owned company	438	6,165

Net cash used in investing activities	(3,443)	(44,532)

Financing activities:
Proceeds from borrowings	5,000	172,000
Principal payments on long-term debt and short-term borrowings	(18,175)	(139,504)
Dividends paid	(1,896)	(1,511)
Issuance of common stock	883	1,030

Net cash (used in) provided by financing activities	(14,188)	32,015
Effect of exchange rate changes on cash	(37)	(1,072)

Decrease in cash and cash equivalents	(9,244)	(587)
Cash and cash equivalents at beginning of period	9,931	3,107

Cash and cash equivalents at end of period	$687	$2,520

Supplemental cash flow information:
Interest paid during the period	$560	$8,079
Income taxes paid during the period	$53	$327

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three months in the period ended March 31, 2002 are not necessarily indicative of the results for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Reliance Steel & Aluminum Co. Form 10-K. Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

2. Impact of Recently Issued Accounting Standards

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

The Company has adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and has adopted SFAS No. 142 effective January 1, 2002. The Company is in the process of performing a transitional assessment of impairment of goodwill by applying fair-value-based tests and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The following is a reconciliation of net income and earnings per share between the amounts reported in the first quarter of 2001 and the adjusted amounts reflecting these new accounting rules:

Three Months Ended March 31, 2001

(in thousands, except per share amounts)
Net Income
Reported net income	$12,752
Goodwill amortization	1,711

Adjusted net income	$14,463

Earnings per share (Basic)
Reported	$.51
Goodwill	.04

Adjusted earnings per share — basic	$.55

Earnings per share (Diluted)
Reported	$.50
Goodwill	.04

Adjusted earnings per share — diluted	$.54

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

3. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2002	2001

	(in thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.13% during the three months ended March 31, 2002	$44,000	$47,000
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2002 to January 2, 2008, average fixed interest rate 7.06%	55,000	65,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the three months ended March 31, 2002 of 1.22%	2,900	2,900
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during the three months ended March 31, 2002 of 1.59%	2,225	2,400

Total	329,125	342,300
Less amounts due within one year	(325)	(10,325)

Total long-term debt	$328,800	$331,975

The Company has a five-year syndicated credit agreement with nine banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. The Company has $280,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.83% and have an average life of 5.5 years, maturing from 2004 to 2010.

The Company’s long-term loan agreements require the maintenance of a minimum net worth and include certain restrictions on the amount of cash dividends payable, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.225%.

4. Shareholders’ Equity

In March 2002, 8,886 shares of common stock were issued to division managers and officers of the Company under the Key-Man Incentive Plan for 2001.

Accumulated other comprehensive loss of $1,043,000 ($630,000 net of tax) and $1,006,000 ($608,000 net of tax) at March 31, 2002 and December 31, 2001, respectively, consists of foreign currency translation adjustments.

5. Comprehensive Income

During the three months ended March 31, 2002 and 2001, total comprehensive income was $7,454,000 and $11,680,000, respectively. The difference between net income and total comprehensive income consists of foreign currency translation adjustments.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

6. Earnings Per Share

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

	Three Months Ended March 31,

	2002	2001

	(in thousands, except per share amounts)
Numerator:
Net income	$7,491	$12,752

Denominator:
Denominator for basic earnings per share:
weighted average shares	31,591	25,172

Effect of dilutive securities:
Stock options	138	150

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,729	25,322

Earnings per share — diluted	$.24	$.50

Earnings per share — basic	$.24	$.51

The computations of earnings per share for the three months ended March 31, 2002 and 2001 do not include 7,500 and 37,500 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

7. Subsequent Events

On April 1, 2002, the Company, through a newly-formed subsidiary, purchased the business and net assets of Central Plains Steel Co., a privately-held full-line carbon steel service center, with facilities in Kansas City and Wichita, Kansas. Central Plains Steel Co. had sales of approximately $39,000,000 in 2001. The subsidiary, now named Central Plains Steel Co., will operate as a wholly-owned subsidiary of the Company. This purchase was funded with borrowings under the Company’s line of credit.

Also on April 1, 2002, the Company acquired all of the outstanding stock of Olympic Metals, Inc., a privately-held metals service center in Denver, Colorado. Olympic specializes in the processing and distribution of aluminum, red metals and stainless steel products and had sales of approximately $8,000,000 for the twelve months ended December 31, 2001. Olympic will operate as a wholly-owned subsidiary of the Company. This acquisition was funded with cash generated from operations.

Effective May 1, 2002, the Operating Agreement of American Steel, L.L.C. (“American Steel”) was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units, and all super-majority and unanimous voting rights included in the Operating Agreement were eliminated, among other changes. Due to this change in ownership structure, the Company will begin consolidating American Steel’s financial results as of May 1, 2002. American Steel will continue to maintain a separate credit facility and had outstanding debt of $21,215,000 at March 31, 2002.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for the three month periods ended March 31, 2002 and March 31, 2001 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2002		2001

		% of		% of
	$	Net Sales	$	Net Sales

Net sales	$405,486	100.0%	$432,905	100.0%
Gross profit	111,545	27.5	120,327	27.8
S,G&A expenses	87,709	21.6	84,847	19.6
Depreciation expense	6,393	1.6	5,721	1.3

Income from operations	$17,443	4.3%	$29,759	6.9%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

In the three months ended March 31, 2002, our consolidated net sales decreased 6.3% to $405.5 million, compared to $432.9 million for the first three months of 2001, which reflects an increase of 11.1% in our tons sold and a decrease in our average sales price per ton of 16.0%. The increase in tons sold was primarily due to the sales of PDM Steel Service Centers, Inc. (“PDM”), a company we formed in connection with our July 2, 2001 acquisition of the steel service centers division of Pitt-Des Moines, Inc. Overall customer demand for our products declined due to the continued poor business environment in the United States, which resulted in reduced volumes at most of our locations. Our sales to the semiconductor, electronics and aerospace industries in the first quarter of 2002 decreased significantly compared to the corresponding period in 2001.

The decrease in our average selling price per ton of 16.0% resulted mainly due to lower metals costs for most products we sell and partially due to our decreased sales to the semiconductor, electronics and aerospace industries. The selling prices of the products we sell into those markets are typically higher than most other products we sell.

Our same-store sales (excludes sales of businesses we acquired in 2001) decreased $70.3 million, or 17.1%, with a decline in our first quarter 2002 tons sold of 6.0% as compared to first quarter 2001, and a decrease in our average selling price per ton of 12.0%. These decreases were due to the decline in overall customer demand, including significantly lower same-store sales to the semiconductor, electronics and aerospace industries, and due to lower metals costs.

Total gross profit decreased 7.3% to $111.5 million for the first three months of 2002 (including the gross profit on sales from the companies we acquired in 2001), compared to $120.3 million in the first three months of 2001. As a percentage of sales, gross profit decreased to 27.5% in the three months ended March 31, 2002, from 27.8% in the three months ended March 31, 2001. The slight decrease in the gross profit percentage resulted primarily from a shift in product mix; sales of lower priced carbon steel products as a percentage of total sales increased 6.9% in the first quarter of 2002 compared to the first quarter of 2001, replacing sales of higher priced specialty aluminum and stainless steel products that typically produce greater gross profit dollars.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $2.9 million, or 3.4%, in the first three months of 2002, compared to the corresponding period of 2001, because of the S,G&A expenses of the companies we acquired in 2001. As a percentage of sales, our S,G&A expenses increased to 21.6% in the first quarter of 2002, compared to 19.6% in the first quarter of 2001. The increase as a percentage of sales was mainly due to lower selling prices for our products and lower sales volumes. On a same-store basis, our S,G&A expenses decreased $6.2 million, or 7.6%, mainly due to personnel reductions.

Depreciation and amortization expense decreased $0.8 million during the three months ended March 31, 2002 compared to the corresponding period of 2001. This decrease is primarily due to our January 1, 2002 adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized. The first quarter of 2001 included $1.7 million, or $.04 per diluted share, of amortization expense for goodwill. This decrease in amortization expense was partially offset by the inclusion of depreciation expense related to the assets of the companies we acquired in 2001, as well as depreciation expense on 2001 capital expenditures.

Our interest expense decreased by 29.8% to $5.4 million in the first quarter of 2002 compared to $7.6 million in the 2001 first quarter, as we were able to significantly reduce our debt level with the $149.8 million of net proceeds from our July 2001 equity offering. The interest rate reductions, which began in 2001, also lowered our first quarter 2002 interest expense as compared to the year ago period.

Our effective income tax rate increased to 39.6% for the first quarter of 2002, compared to 39.2% for the 2001 period, primarily due to shifts in the geographic composition of our income, resulting from both acquisitions and current business conditions.

Liquidity and Capital Resources

At March 31, 2002, our working capital was $386.2 million compared to $380.0 million at December 31, 2001. The increase was mainly due to an increase in our receivables resulting from improved sales levels in the first quarter of 2002 compared to the fourth quarter of 2001 levels. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. In 2001, we also raised net proceeds of $149.8 million in a secondary equity offering. Cash of $8.4 million was provided by operations in the three months ended March 31, 2002, as compared to $13.0 million of cash provided by operations during the corresponding period of 2001, primarily due to the $25.7 million increase in accounts receivable discussed above, offset by a $15.7 million reduction in our inventory level since December 31, 2001. Cash provided by our operations and the proceeds from our equity offering were used to pay down debt. At March 31, 2002 our net debt-to-total capital ratio was 35.8% compared to 53.0% at March 31, 2001.

Our syndicated credit facility has a borrowing limit of $335.0 million. At March 31, 2002, $44.0 million was outstanding under this credit facility. We also have agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $280.0 million. During the first quarter of 2002, we paid off a $10.0 million note upon its maturity. The outstanding senior notes have maturity dates ranging from 2004 to 2010, with an average life of 5.5 years, and bear interest at an average fixed rate of 6.83% per annum.

Capital expenditures, excluding acquisitions, were $3.9 million for the three months ended March 31, 2002. We had no material commitments for capital expenditures as of March 31, 2002. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital and acquisition needs for the foreseeable future.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $250.1 million at March 31, 2002, or approximately 23.2% of total assets or 42.4% of consolidated shareholders’ equity.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We have adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and have adopted SFAS No. 142 effective January 1, 2002. Pursuant to SFAS No. 142, we are in the process of performing a transitional assessment of impairment of goodwill by applying fair-value-based tests and have not yet determined what the effect of these tests will be on our earnings and financial position.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, equity investment, goodwill and intangible assets, and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2001 Form 10-K.

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

This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 9, 2002	By:	/s/ David H. Hannah

David H. Hannah Chief Executive Officer

By:	/s/ Karla R. McDowell

Karla R. McDowell Executive Vice President and Chief Financial Officer