Form 10-Q
period 2002-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2002-08-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒                 No  ☐

     As of July 31, 2002, 31,717,962 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

 i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,644	$9,931
Accounts receivable, less allowance for doubtful accounts of $6,828 at June 30, 2002 and $5,417 at December 31, 2001	213,315	172,603
Inventories	301,266	308,093
Prepaid expenses and other current assets	8,168	8,903
Deferred income taxes	18,648	18,463

Total current assets	547,041	517,993
Property, plant and equipment, at cost:
Land	49,730	48,598
Buildings	176,489	168,963
Machinery and equipment	239,603	207,243
Accumulated depreciation	(168,469)	(134,451)

	297,353	290,353
Investment in 50%-owned company	—	12,352
Goodwill, net of accumulated amortization of $33,024 at June 30, 2002 and December 31, 2001	282,897	250,103
Other assets	13,704	11,492

Total assets	$1,140,995	$1,082,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$88,804	$69,870
Accrued expenses	41,523	32,822
Wages and related accruals	16,384	17,430
Deferred income taxes	7,555	7,555
Current maturities of long-term debt	325	10,325

Total current liabilities	154,591	138,002
Long-term debt	345,015	331,975
Deferred income taxes	28,433	28,433
Minority interest	10,611	—
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares 31,714,962 at June 30, 2002 and 31,572,601 at December 31, 2001, stated capital	293,781	290,798
Retained earnings	309,051	294,091
Accumulated other comprehensive loss	(487)	(1,006)

Total shareholders’ equity	602,345	583,883

Total liabilities and shareholders’ equity	$1,140,995	$1,082,293

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	June 30,

	2002	2001

Net sales	$450,166	$411,982
Other income, net	603	1,047

	450,769	413,029
Costs and expenses:
Cost of sales	324,123	297,170
Warehouse, delivery, selling, general and administrative	96,214	82,249
Depreciation and amortization	7,111	7,831
Interest	5,668	7,245

	433,116	394,495

Income before equity in earnings of 50%-owned company, minority interest and income taxes	17,653	8,534
Equity in earnings of 50%-owned company	140	99
Minority interest	43	—

Income before provision for income taxes	17,836	18,633
Provision for income taxes	7,062	7,215

Net income	$10,774	$11,418

Earnings per share — diluted	$.34	$.45

Weighted average shares outstanding — diluted	31,920,602	25,395,527

Earnings per share — basic	$.34	$.45

Weighted average shares outstanding — basic	31,683,600	25,218,012

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Six Months Ended
	June 30,

	2002	2001

Net sales	$855,652	$844,887
Other income, net	1,236	1,584

	856,888	846,471
Costs and expenses:
Cost of sales	618,064	609,748
Warehouse, delivery, selling, general and administrative	183,922	167,096
Depreciation and amortization	13,932	15,494
Interest	11,037	14,892

	826,955	807,230

Income before equity in earnings of 50%-owned company, minority interest and income taxes	29,933	39,241
Equity in earnings of 50%-owned company	263	383
Minority interest	43	—

Income before provision for income taxes	30,239	39,624
Provision for income taxes	11,974	15,454

Net income	$18,265	$24,170

Earnings per share — diluted	$.57	$.95

Weighted average shares outstanding — diluted	31,824,993	25,355,432

Earnings per share — basic	$.58	$.96

Weighted average shares outstanding — basic	31,637,483	25,195,319

Cash dividends per share	$.12	$.12

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net income	$18,265	$24,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,932	15,494
Deferred taxes	—	(256)
Loss on sales of machinery and equipment	1	179
Equity in earnings of 50%-owned company	(263)	(383)
Minority interest	173	—
Changes in operating assets and liabilities:
Accounts receivable	(29,075)	8,663
Inventories	23,880	5,097
Prepaid expenses and other assets	1,942	(755)
Accounts payable and accrued expenses	17,486	(13,818)

Net cash provided by operating activities	46,341	38,391
Investing activities:
Purchases of property, plant and equipment, net	(8,664)	(13,363)
Proceeds from sales of property and equipment	123	1,044
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(24,144)	(43,186)
Dividends received from 50%-owned company	444	6,177

Net cash used in investing activities	(32,241)	(49,328)
Financing activities:
Proceeds from borrowings	62,800	182,000
Principal payments on long-term debt and short-term borrowings	(79,505)	(159,504)
Payments to minority partner	(1,879)	—
Dividends paid	(3,797)	(3,025)
Issuance of common stock	3,475	1,921

Net cash (used in) provided by financing activities	(18,906)	21,392
Effect of exchange rate changes on cash	519	(977)

(Decrease) increase in cash and cash equivalents	(4,287)	9,478
Cash and cash equivalents at beginning of period	9,931	3,107

Cash and cash equivalents at end of period	$5,644	$12,585

Supplemental cash flow information:
Interest paid during the period	$6,319	$15,439
Income taxes paid during the period	$11,016	$14,354

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

2. Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and has adopted SFAS No. 142 effective January 1, 2002. The Company has performed a transitional assessment of impairment of goodwill by applying fair-value-based tests and has determined that no impairment existed at January 1, 2002. The pro forma effect of these new accounting rules on net income and earnings per share for the three and six months ended June 30, 2001 is as follows:

	Three Months	Six Months
	Ended June 30, 2001	Ended June 30, 2001

	(In thousands, except per share amounts)
Net Income
Reported net income	$11,418	$24,170
Goodwill amortization, net of tax	1,085	2,124

Pro forma net income	$12,503	$26,294

Earnings per share (Basic)
Reported	$.45	$.96
Goodwill	.04	.08

Pro forma earnings per share — basic	$.49	$1.04

Earnings per share (Diluted)
Reported	$.45	$.95
Goodwill	.04	.08

Pro forma earnings per share — diluted	$.49	$1.03

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Acquisitions

On April 1, 2002, the Company, through a newly-formed subsidiary, purchased substantially all of the business and net assets of Central Plains Steel Co., a privately-held, full-line carbon steel service center, with facilities in Kansas City and Wichita, Kansas. Central Plains Steel Co. had sales of approximately $39 million for the year ended December 31, 2001, and now operates as a wholly-owned subsidiary of the Company. This purchase was funded with borrowings under the Company’s line of credit.

Also on April 1, 2002, the Company acquired all of the outstanding stock of Olympic Metals, Inc., a privately-held metals service center in Denver, Colorado. Olympic specializes in the processing and distribution of aluminum, red metals and stainless steel products and had sales of approximately $8 million for the twelve months ended December 31, 2001. Olympic operates as a wholly-owned subsidiary of the Company. This acquisition was funded with cash generated from operations.

These transactions have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price. The allocations of purchase price were based upon the preliminary estimation of fair values of the net assets purchased.

Effective May 1, 2002, the Operating Agreement of American Steel, L.L.C. (“American Steel”) was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Operating Agreement were eliminated, among other changes. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. American Steel will continue to maintain a separate credit facility and had outstanding debt of $20.2 million at June 30, 2002. All significant inter-company transactions are eliminated in consolidation.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.16% during the six months ended June 30, 2002	$40,000	$47,000
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2002 to January 2, 2008, average fixed interest rate 7.06%	55,000	65,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the six months ended June 30, 2002 of 1.33%	2,900	2,900
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the six months ended June 30, 2002 of 1.69%	2,225	2,400
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due June 30, 2004, interest at variable rates, weighted average rate of 6.15% during the two months ended June 30, 2002	20,215	—

Total	345,340	342,300
Less amounts due within one year	(325)	(10,325)

Total long-term debt	$345,015	$331,975

The Company has a five-year syndicated credit agreement with nine banks for an unsecured revolving line of credit with a borrowing limit of $335 million which may be increased to $400 million. The Company has $280 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.83% and have an average life of 5.3 years, maturing from 2004 to 2010. American Steel has a two-year syndicated credit agreement, as amended, effective June 30, 2002, that is secured by its working capital with a borrowing limit of $24 million.

The Company’s long-term loan agreements require the Company to maintain a minimum net worth and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.25%.

5. Shareholders’ Equity

In March 2002, 8,334 shares of common stock were issued to division managers and certain officers of the Company under the Key-Man Incentive Plan for 2001.

Accumulated other comprehensive loss of $0.5 million ($0.3 million net of tax) and $1.0 million ($0.6 million net of tax) at June 30, 2002 and December 31, 2001, respectively, consists of foreign currency translation adjustments.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Earnings Per Share

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(In thousands except per share amounts)
Numerator:
Net income	$10,774	$11,418	$18,265	$24,170

Denominator:
Denominator for basic earnings per share:
Weighted average shares	31,684	25,218	31,637	25,195

Effect of dilutive securities:
Stock options	237	178	188	160

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,921	25,396	31,825	25,355

Earnings per share — diluted	$.34	$.45	$.57	$.95

Earnings per share — basic	$.34	$.45	$.58	$.96

7. Subsequent Events

On August 7, 2002 the Company announced that it had signed agreements to acquire from Metals USA, Inc. the assets of two of its businesses. The transactions are subject to the final approval of the U.S. Bankruptcy Court, in connection with Metals USA’s bankruptcy filing. These asset purchase agreements are subject to a thirty-day Court required auction process which will conclude by early September 2002. During this period additional offers can be received through the Court process.

The businesses include Metals USA Specialty Metals Northwest, Inc. based in Portland, Oregon, with additional divisions in Eugene, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana and Boise, Idaho. This business was formerly known as Pacific Metal Company and is primarily involved in the processing and distribution of aluminum and coated carbon steel products. Sales for this business were $76.2 million for the year ended December 31, 2001.

The second business is the Milwaukee, Wisconsin operation of Metals USA Plates and Shapes Northcentral, Inc. This operation was previously known as Williams Steel & Supply Co., Inc. and processes and distributes mainly carbon steel plate, bar and structural products with sales of $37.4 million for the year ended December 31, 2001.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$450,166	100.0%	$411,982	100.0%	$855,652	100.0%	$844,887	100.0%
Gross profit	126,043	28.0	114,812	27.9	237,588	27.8	235,139	27.8
S,G&A expenses	96,214	21.4	82,249	20.0	183,922	21.5	167,096	19.8
Depreciation expense	6,809	1.5	5,640	1.4	13,202	1.5	11,361	1.3

Income from operations	$23,020	5.1%	$26,923	6.5%	$40,464	4.7%	$56,682	6.7%

2002 Acquisitions

On April 1, 2002, we purchased substantially all of the business and net assets of Central Plains Steel Co. through a newly-formed subsidiary. Central Plains Steel Co., a full-line carbon steel service center with facilities in Kansas City and Wichita, Kansas, had sales of approximately $39 million for the year ended December 31, 2001. This purchase was funded with borrowings under our line of credit.

Also on April 1, 2002, we acquired all of the outstanding stock of Olympic Metals, Inc., a metals service center in Denver, Colorado. Olympic Metals, Inc. specializes in the processing and distribution of aluminum, red metals and stainless steel products and had sales of approximately $8 million for the twelve months ended December 31, 2001. We funded this acquisition with cash generated from operations.

Effective May 1, 2002, we obtained one additional membership unit of American Steel, L.L.C. (“American Steel”) giving us a 50.5% ownership interest. The Operating Agreement was amended to eliminate all super-majority and unanimous voting rights, among other changes. Due to this change in ownership structure, we began consolidating American Steel’s financial results as of May 1, 2002. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit facility. American Steel had sales of $72 million for the twelve months ended December 31, 2001.

2001 Acquisitions

On July 2, 2001, we purchased the net assets of the steel service centers division of Pitt-Des Moines, Inc., through our newly-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”). PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries and had net sales of approximately $86 million for the six months ended December 31, 2001. PDM operates six metals service center facilities in Fresno, Santa Clara and Stockton (headquarters), California; Sparks, Nevada; Spanish Fork, Utah; and Woodlands, Washington. This acquisition included a seventh metals service center facility in Cedar Rapids, Iowa that became a division of our subsidiary Liebovich Bros., Inc. on April 1, 2002.

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

Effective January 18, 2001, we purchased 100% of the stock of Viking Materials, Inc., based in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc., based near Chicago, Illinois. These service centers provide primarily carbon steel flat-rolled products to their customers in the Midwest region of the United States and had consolidated revenues of approximately $68 million for the period January 19, 2001 to December 31, 2001. Viking Materials of Illinois, Inc. has been merged into Viking Materials, Inc.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

In the three months ended June 30, 2002, our consolidated net sales increased 9.3% to $450.2 million, compared to the same period of 2001. This includes an increase of 22.4% in tons sold and a decrease in the average selling price per ton of 11.0%. The increase in tons sold was primarily due to the sales generated by the companies we acquired in 2002 and 2001. The decrease in our average selling price per ton of 11.0% resulted mainly from lower metals costs for many of our products as compared to the same period of 2001 and because of a shift in product mix, with an increase of 8.0% in carbon steel product sales during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This shift was mainly due to our acquisitions but was also impacted by the decreased sales of mostly aluminum and stainless steel products to the semiconductor, electronics and aerospace industries in the 2002 second quarter.

Same-store sales (excluding sales generated by the companies we acquired since the beginning of 2001) decreased $28.6 million, or 7.4% in the three months ended June 30, 2002, reflecting a decrease of 2.8% in tons sold, and a decrease of 5.0% in average selling price per ton from the 2001 period. The decrease in same-store tons sold resulted from the continued general downturn in the economy, especially related to the aerospace industry. Our sales to the aerospace industry decreased 32.3% in the 2002 second quarter as compared to the 2001 second quarter, with a 23.7% decrease in tons sold and an 11.4% decrease in the average selling price.

Total gross profit increased 9.8% to $126.0 million for the second quarter of 2002 compared to $114.8 million in the second quarter of 2001. As a percentage of sales, gross profit was 28.0% in the three months ended June 30, 2002, comparable to 27.9% in the three months ended June 30, 2001. We were able to maintain our gross margin as a percentage of sales during a period when the costs of certain carbon steel products were rising, because of our ability to increase our selling prices. We do not know if we will be able to continue to maintain our gross margin percentage in future quarters since the increases in costs have not been driven by demand.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $14.0 million, or 17%, in the second quarter of 2002 compared to the corresponding period of 2001, and amounted to 21.4% of sales in the 2002 second quarter and 20.0% of sales in the 2001 second quarter. The dollar increase in S,G&A expenses includes the expenses of the businesses we acquired after the second quarter of 2001. The second quarter of 2002 S,G&A expense as a percent of sales is up from the 2001 second quarter mainly due to the effect of the lower sales prices for our products during the 2002 period.

Depreciation and amortization expense decreased $0.7 million, or 9.2%, during the three months ended June 30, 2002, compared to the corresponding period of 2001. This decrease is primarily due to the change in accounting rules for the amortization of goodwill that were effective for us on January 1, 2002. The second quarter of 2001 included $1.8 million, or $.03 per diluted share, of goodwill amortization expense compared to none in the second quarter of 2002.

Interest expense decreased by 21.8% to $5.7 million in the 2002 second quarter compared to $7.2 million in the 2001 second quarter, due to both lower borrowing levels and lower interest rates.

Because of our increased ownership in American Steel, and the elimination of all super-majority and unanimous voting rights included in the Operating Agreement, we began to consolidate its results beginning May 1, 2002 rather than account for our investment on the equity method. On our income statement, the 2002 equity in earnings of 50%-owned company represents our 50% of American Steel’s net income from January 1 through April 30. The minority interest amount represents 49.5% of American Steel’s net loss, beginning May 1, 2002 for the portion we do not own. Our consolidated balance sheet at June 30, 2002 includes the assets and liabilities of American Steel, including $24.5 million of goodwill and $20.2 million of debt. The minority interest liability on our balance sheet includes the 49.5% of American Steel that we do not own.

Our effective income tax rate increased to 39.6% for the 2002 second quarter, compared to 38.7% for the 2001 second quarter, primarily due to shifts in our geographic composition.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated net sales were $855.7 million for the six months ended June 30, 2002, an increase of 1.3% from the six months ended June 30, 2001. The 2002 six-month sales represent an increase of 16.8% in tons sold and a decrease in the average selling price per ton of 13.5%. The increase in our tons sold was primarily due to the sales of the companies we acquired in 2002 and 2001. The decrease in our average selling price per ton of 13.5% resulted mainly from lower metals costs for many of our products as compared to the same period of 2001 and because of a shift in product mix, with an increase of 8.0% in carbon steel product sales during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This shift was mainly due to our acquisitions but was also impacted by the decreased sales of aluminum and stainless steel products to the semiconductor, electronics and aerospace industries in the 2002 second quarter.

Our same-store sales decreased $98.9 million, or 12.4%, in the 2002 six-month period. Same-store tons sold decreased by 4.4% due to the continued general downturn in the economy, especially in the aerospace industry. Our sales to the aerospace industry decreased 28.4% in the six months ended June 30, 2002 as compared to the same period in 2001, with a 21.8% decrease in tons sold and an 8.5% decrease in the average selling price.

Total gross profit was $237.6 million for the first six months of 2002, a 1.0% increase, compared to $235.1 million in the first six months of 2001. As a percentage of sales, gross profit was consistent at 27.8% for the six months ended June 30, 2002 and 2001.

S,G&A expenses for the six months ended June 30, 2002 increased $16.8 million, or 10.1% compared to the corresponding period of 2001, mainly because we included the S,G&A expenses of the businesses we acquired in 2002 and 2001. S,G&A expenses were 21.5% as a percent of sales for the six-month period of 2002, up from 19.8% for the same six-month period of 2001. The increase as a percent of sales was because of the lower sales prices for our products being experienced company-wide. On a same-store basis, S,G&A expense decreased $5.7 million, or 3.6% for the 2002 six-month period compared to the 2001 period. The majority of the same-store expense decrease resulted from headcount reductions, as we reduced our workforce by 7.7% during the twelve months ended June 30, 2002.

Depreciation and amortization expense decreased $1.6 million during the six months ended June 30, 2002, compared to the corresponding period of 2001. This decrease is due to the change in accounting rules for the amortization of goodwill that were effective for us on January 1, 2002. The first six months of 2001 included $3.5 million, or $.07 per diluted share, of goodwill amortization expense compared to none for the 2002 six-month period.

Interest expense decreased by 25.9% to $11.0 million in the first six months of 2002 compared to $14.9 million in the 2001 period, due to both lower borrowing levels and lower interest rates.

Our effective income tax rate was 39.6% for the first six months of 2002, compared to 39.0% for the first six months of 2001. The increase in our effective rate was primarily due to shifts in our geographic composition.

Liquidity and Capital Resources

At June 30, 2002, working capital amounted to $392.5 million compared to $380.0 at December 31, 2001. The increase was mainly due to companies we acquired in 2002. Excluding the effect of these acquisitions, we experienced an increase in our accounts receivable resulting from improved sales levels in the first six months of 2002 compared to the fourth quarter of 2001 levels. This increase in sales, along with our focus on inventory management, resulted in a decrease in our inventory of $23.9 million, excluding the effect of our 2002 acquisitions. In addition, accounts payable increased by $17.5 million, also excluding the effect of our 2002 acquisitions. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. In 2001, we also raised net proceeds of $149.8 million in a secondary equity offering. These funds were used to pay down debt. Cash of $46.3 million was provided by operations in the six months ended June 30, 2002, as compared to $38.4 million of cash provided by operations during the corresponding period of 2001. This increase was primarily due to the working capital changes discussed above. Cash provided by our 2002 operations was used to pay down debt including debt incurred to fund our 2002 acquisitions. At June 30, 2002 our net debt-to-total capital ratio was 36.1% compared to 51.3% at June 30, 2001.

Our syndicated credit facility has a borrowing limit of $335.0 million, which can be increased to $400.0 million. At June 30, 2002, $40.0 million was outstanding under this credit facility. American Steel’s syndicated credit facility, as amended, effective June 30, 2002, has a borrowing limit of $24.0 million. At June 30, 2002, $20.2 million was outstanding under this credit facility. We also have senior unsecured notes outstanding in the aggregate amount of $280.0 million. During the first quarter of 2002, we paid off a $10.0 million note upon its maturity. The senior notes have maturity dates ranging from 2004 to 2010, with an average life of 5.3 years. The senior notes bear interest at an average fixed rate of 6.83% per annum.

Our capital expenditures, excluding acquisitions, were $8.7 million for the six months ended June 30, 2002. We had no material commitments for capital expenditures as of June 30, 2002. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $282.9 million at June 30, 2002, or approximately 24.8% of total assets or 47.0% of consolidated shareholders’ equity.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill deemed to have indefinite lives is no longer amortized, but is subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We have adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and have adopted SFAS No. 142 effective January 1, 2002. Pursuant to SFAS No. 142, we have performed a transitional assessment of impairment of goodwill by applying fair-value-based tests to our identified operating segments and have determined that no impairment of goodwill existed at January 1, 2002.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

       Not applicable.

Item 2. Changes in Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	Not applicable.

(b)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 15, 2002.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

Five directors were elected at the annual meeting. Joe D. Crider: 28,960,648 shares were voted for election and 109,231 shares were withheld. Thomas W. Gimbel: 29,025,473 shares were voted for election and 44,406 shares were withheld. David H. Hannah: 22,758,828 shares were voted for election and 6,311,051 shares were withheld. Gregg J. Mollins: 22,758,834 shares were voted for election and 6,311,045 shares were withheld. William I. Rumer: 29,026,774 shares were voted for election and 43,105 shares were withheld.

The Board of Directors, based upon the recommendation of the Audit Committee, selected Ernst & Young LLP as independent auditors to audit the financial statements of the Company and its subsidiaries for 2002, subject to ratification by the shareholders. The selection was approved: 28,506,574 shares were voted for the proposal, 559,532 shares were voted against it and 3,773 shares abstained.

Item 5. Other Information.

       Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: 99.1 Certification Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

(b)	Reports on Form 8-K: None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated:	August 9, 2002	By:	/s/ David H. Hannah

David H. Hannah Chief Executive Officer

		By:	/s/ Karla R. McDowell

Karla R. McDowell, Executive Vice President and Chief Financial Officer