Form 10-Q
period 2002-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2002-11-14
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]    No [   ]

     As of October 31, 2002, 31,752,087 shares of the registrant’s common stock, no par value, were outstanding.

CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED SEPTEMBER 30
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME NINE MONTHS ENDED SEPTEMBER 30
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
SIGNATURES
Certification
EXHIBIT 99.2

RELIANCE STEEL & ALUMINUM CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION	1
Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001	1
Unaudited Consolidated Statements of Income for the Three Months in the Periods Ended September 30, 2002 and 2001	2
Unaudited Consolidated Statements of Income for the Nine Months in the Periods Ended September 30, 2002 and 2001	3
Unaudited Consolidated Statements of Cash Flows for the Nine Months in the Periods Ended September 30, 2002 and 2001	4
Notes to Unaudited Consolidated Financial Statements	5
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Market Risk	13
Controls and Procedures	13
PART II — OTHER INFORMATION	14
SIGNATURES	15
CERTIFICATIONS	16

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

ASSETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$9,277	$9,931
Accounts receivable, less allowance for doubtful accounts of $6,400 at September 30, 2002 and $5,417 at December 31, 2001	211,024	172,603
Inventories	320,730	308,093
Prepaid expenses and other current assets	9,730	8,903
Deferred income taxes	18,648	18,463

Total current assets	569,409	517,993
Property, plant and equipment, at cost:
Land	51,815	48,598
Buildings	182,841	168,963
Machinery and equipment	243,970	207,243
Accumulated depreciation	(176,260)	(134,451)

	302,366	290,353
Investment in 50%-owned company	—	12,352
Goodwill, net of accumulated amortization of $33,024 at September 30, 2002 and $26,254 at December 31, 2001	291,241	250,103
Other assets	14,702	11,492

Total assets	$1,177,718	$1,082,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,568	$69,870
Accrued expenses	45,683	32,822
Wages and related accruals	18,946	17,430
Deferred income taxes	7,555	7,555
Current maturities of long-term debt	325	10,325

Total current liabilities	170,077	138,002
Long-term debt	358,390	331,975
Deferred income taxes	28,433	28,433
Minority interest	10,107	—
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares 31,752,087 at September 30, 2002 and 31,572,601 at December 31, 2001, stated capital	294,503	290,798
Retained earnings	317,157	294,091
Accumulated other comprehensive loss	(949)	(1,006)

Total shareholders’ equity	610,711	583,883

Total liabilities and shareholders’ equity	$1,177,718	$1,082,293

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended
	September 30,

	2002	2001

Net sales	$454,840	$430,066
Other income, net	384	923

	455,224	430,989
Costs and expenses:
Cost of sales	329,321	311,671
Warehouse, delivery, selling, general and administrative	96,375	91,608
Depreciation and amortization	7,365	8,433
Interest	5,749	6,115

	438,810	417,827

Income before equity in earnings of 50%-owned company, minority interest and income taxes	16,414	13,162
Equity in earnings of 50%-owned company	—	(44)
Minority interest	85	—

Income before provision for income taxes	16,499	13,118
Provision for income taxes	6,534	5,326

Net income	$9,965	$7,792

Earnings per share — diluted	$.31	$.25

Weighted average shares outstanding — diluted	31,815,003	31,417,340

Earnings per share — basic	$.31	$.25

Weighted average shares outstanding — basic	31,719,972	31,280,710

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Nine Months Ended
	September 30,

	2002	2001

Net sales	$1,310,492	$1,274,953
Other income, net	1,620	2,507

	1,312,112	1,277,460
Costs and expenses:
Cost of sales	947,385	921,419
Warehouse, delivery, selling, general and administrative	280,297	258,704
Depreciation and amortization	21,297	23,927
Interest	16,786	21,007

	1,265,765	1,225,057

Income before equity in earnings of 50%-owned company, minority interest and income taxes	46,347	52,403
Equity in earnings of 50%-owned company	263	339
Minority interest	128	—

Income before provision for income taxes	46,738	52,742
Provision for income taxes	18,508	20,780

Net income	$28,230	$31,962

Earnings per share — diluted	$.89	$1.17

Weighted average shares outstanding — diluted	31,816,566	27,397,865

Earnings per share — basic	$.89	$1.17

Weighted average shares outstanding — basic	31,665,281	27,246,073

Cash dividends per share	$.18	$.18

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net income	$28,230	$31,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,297	23,927
Deferred taxes	—	(335)
Loss on sales of machinery and equipment	183	383
Equity in earnings of 50%-owned company	(263)	(339)
Minority interest	41	—
Other comprehensive income	(381)	—
Changes in operating assets and liabilities:
Accounts receivable	(26,784)	22,037
Inventories	16,744	27,897
Prepaid expenses and other assets	(1,122)	(1,897)
Accounts payable and accrued expenses	32,972	(23,967)

Net cash provided by operating activities	70,917	79,668
Investing activities:
Purchases of property, plant and equipment, net	(12,426)	(19,990)
Proceeds from sales of property and equipment	331	1,447
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(53,318)	(130,797)
Dividends received from 50%-owned company	444	6,924

Net cash used in investing activities	(64,969)	(142,416)
Financing activities:
Proceeds from borrowings	96,825	225,000
Principal payments on long-term debt and short-term borrowings	(100,155)	(304,654)
Payments to minority partner	(2,251)	—
Dividends paid	(5,700)	(4,918)
Issuance of common stock	4,241	2,005
Net proceeds from common stock offering	—	149,756

Net cash (used in) provided by financing activities	(7,040)	67,189
Effect of exchange rate changes on cash	438	(814)

(Decrease) increase in cash and cash equivalents	(654)	3,627
Cash and cash equivalents at beginning of period	9,931	3,107

Cash and cash equivalents at end of period	$9,277	$6,734

Supplemental cash flow information:
Interest paid during the period	$11,609	$21,850
Income taxes paid during the period	$18,689	$15,273

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

2. Impact of Recently Issued Accounting Standards

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and has adopted SFAS No. 142 effective January 1, 2002. The Company has performed a transitional assessment of impairment of goodwill by applying fair-value-based tests and has determined that no impairment existed at January 1, 2002. The pro forma effect of these new accounting rules on net income and earnings per share for the three and nine months ended September 30, 2001 is as follows:

	Three Months	Nine Months
	Ended September 30, 2001	Ended September 30, 2001

	(In thousands, except per share amounts)
Net Income
Reported net income	$7,792	$31,962
Goodwill amortization, net of tax	1,898	5,380

Pro forma net income	$9,690	$37,342

Earnings per share (Basic)
Reported	$.25	$1.17
Goodwill amortization, net of tax	.04	.12

Pro forma earnings per share — basic	$.29	$1.29

Earnings per share (Diluted)
Reported	$.25	$1.17
Goodwill amortization, net of tax	.04	.12

Pro forma earnings per share — diluted	$.29	$1.29

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Acquisitions

On September 9, 2002, the Company, through a newly-formed subsidiary, purchased, for $30 million, certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., after final approval of the U.S. Bankruptcy Court, in connection with Metals USA’s bankruptcy filing. The business is now operating under its original name, Pacific Metal Company. Pacific Metal Company has locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho and processes and distributes mainly aluminum and coated carbon steel products. Sales of Metals USA Specialty Metals Northwest, Inc. were $76 million for the year ended December 31, 2001. This acquisition broadens the Company’s product offerings and also provides entries into new geographic markets in Idaho and Montana. Pacific Metal Company operates as a wholly-owned subsidiary of the Company. This purchase was funded with borrowings under the Company’s line of credit. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of real and personal property and intangibles.

On April 1, 2002, the Company, through a newly-formed subsidiary, purchased substantially all of the net assets and business of Central Plains Steel Co., a privately-held, full-line carbon steel service center, with facilities in Kansas City and Wichita, Kansas. Central Plains Steel Co. had sales of approximately $39 million for the year ended December 31, 2001, and now operates as a wholly-owned subsidiary of the Company under its former name, Central Plains Steel Co. This acquisition strengthens the Company’s market presence and complements its existing facilities in this area of its geographic network. This purchase was funded with borrowings under the Company’s line of credit. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of personal property and intangibles.

Also on April 1, 2002, the Company acquired all of the outstanding stock of Olympic Metals, Inc., a privately-held metals service center in Denver, Colorado. Olympic specializes in the processing and distribution of aluminum, red metals and stainless steel products and had sales of approximately $8 million for the twelve months ended December 31, 2001. This acquisition strengthens the Company’s position and broadens its customer base in this area of its existing geographic network. Olympic operates as a wholly-owned subsidiary of the Company. This acquisition was funded with cash generated from operations.

These transactions have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the preliminary allocations of the purchase price. The allocations of purchase price were based upon the preliminary estimation of fair values of the net assets purchased.

Effective May 1, 2002, the Operating Agreement of American Steel, L.L.C. (“American Steel”) was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Operating Agreement were eliminated, among other changes. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. American Steel will continue to maintain a separate credit facility. The Company’s consolidated balance sheet at September 30, 2002 includes assets and liabilities of American Steel of $48 million and $32 million, respectively, including $25 million of goodwill and $20 million of debt. All significant inter-company transactions are eliminated in consolidation.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2002	December 31, 2001

	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.21% during the nine months ended September 30, 2002	$54,000	$47,000
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2002 to January 2, 2008, average fixed interest rate 7.06%	55,000	65,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the nine months ended September 30, 2002 of 1.32%	2,750	2,900
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the nine months ended September 30, 2002 of 1.69%	2,225	2,400
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due September 30, 2004, interest at variable rates, weighted average rate of 5.99% during the five months ended September 30, 2002	19,740	—

Total	358,715	342,300
Less amounts due within one year	(325)	(10,325)

Total long-term debt	$358,390	$331,975

The Company has a five-year syndicated credit agreement with nine banks for an unsecured revolving line of credit with a borrowing limit of $335 million which may be increased to $400 million. The Company has $280 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.83% and have an average life of 5.0 years, maturing from 2004 to 2010. American Steel has a two-year syndicated credit agreement, as amended effective June 30, 2002, that is secured by its working capital with a borrowing limit of $24 million.

The Company’s long-term loan agreements require the Company to maintain a minimum net worth and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.25%.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Shareholders’ Equity

In March 2002, 8,334 shares of common stock were issued to division managers and certain officers of the Company under the Key-Man Incentive Plan for 2001.

Accumulated other comprehensive loss of $0.9 million at September 30, 2002 consists of $0.4 million ($0.2 million net of tax) related to unrealized losses on retirement plan investments and $0.5 million ($0.3 million net of tax) related to foreign currency translation adjustments. Accumulated other comprehensive loss of $1.0 million ($0.6 million net of tax) at December 31, 2001, respectively, consists of foreign currency translation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(In thousands except per share amounts)
Numerator:
Net income	$9,965	$7,792	$28,230	$31,962

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	31,720	31,281	31,665	27,246

Effect of dilutive securities:
Stock options	95	136	152	152

Denominator for dilutive earnings per share:
Adjusted weighted average shares outstanding and assumed conversions	31,815	31,417	31,817	27,398

Earnings per share — diluted	$.31	$.25	$.89	$1.17

Earnings per share — basic	$.31	$.25	$.89	$1.17

The computations of earnings per share for the three months ended September 30, 2002 and 2001 do not include 604,750 shares and 37,500 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive due to fluctuations of the average market price. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the nine months ended September 30, 2002 or 2001.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$454,840	100.0%	$430,066	100.0%	$1,310,492	100.0%	$1,274,953	100.0%
Gross profit	125,519	27.6	118,395	27.5	363,107	27.7	353,534	27.7
S,G&A expenses	96,375	21.2	91,608	21.3	280,297	21.4	258,704	20.3
Depreciation expense	7,062	1.6	6,182	1.4	20,264	1.6	17,543	1.4

Income from operations	$22,082	4.9%	$20,605	4.8%	$62,546	4.8%	$77,287	6.1%

2002 Acquisitions

On September 9, 2002, through a newly-formed company, we purchased certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., for $30 million, after final approval of the U.S. Bankruptcy Court, in connection with Metals USA’s bankruptcy filing. The business is now operating under its original name, Pacific Metal Company. Pacific Metal Company has locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho and processes and distributes mainly aluminum and coated carbon steel products. Sales of this business were $76 million for the year ended December 31, 2001. This purchase was funded with borrowings under our line of credit.

On April 1, 2002, we purchased substantially all of the net assets and business of Central Plains Steel Co. through a newly-formed subsidiary that is now operating under the same name. Central Plains Steel Co., a full-line carbon steel service center with facilities in Kansas City and Wichita, Kansas, had sales of approximately $39 million for the year ended December 31, 2001. This purchase was funded with borrowings under our line of credit.

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

For discussion purposes, all references to the Company’s 2002 acquisitions include the consolidation of American Steel as of May 1, 2002.

2001 Acquisitions

On July 2, 2001, we purchased the net assets of the steel service centers division of Pitt-Des Moines, Inc., through our newly-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”). PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries and had net sales of approximately $86 million for the six months ended December 31, 2001. PDM operates six metals service center facilities in Fresno, Santa Clara and Stockton (headquarters), California; Sparks, Nevada; Spanish Fork, Utah; and Woodlands, Washington. This acquisition included a seventh metals service center facility in Cedar Rapids, Iowa that became a division of our subsidiary Liebovich Bros., Inc. (headquartered in Rockford, IL) on April 1, 2002.

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

Effective January 18, 2001, we purchased 100% of the stock of Viking Materials, Inc., based in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc., based near Chicago, Illinois. These service centers provide primarily carbon steel flat-rolled products to their customers in the Midwest region of the United States and had consolidated revenues of approximately $68 million for the period January 19, 2001 to December 31, 2001. Viking Materials of Illinois, Inc. has been merged into Viking Materials, Inc. and now operates as a division of that company.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

In the three months ended September 30, 2002, our consolidated net sales increased 5.8% to $454.8 million, compared to the same period of 2001. This includes an increase of 4.6% in tons sold and an increase in the average selling price per ton of 2.1%. The increase in tons sold was primarily due to the sales generated by the companies we acquired in 2002 and 2001. The increase in our average selling price per ton of 2.1% resulted mainly from the increased carbon steel pricing that has occurred in 2002 due to supply constraints. These increases were reflected in our selling prices in the third quarter of 2002.

Same-store sales (excluding sales generated by the companies we acquired since the beginning of 2001) were $359.2 million, relatively flat with the 2001 third quarter sales of $358.6 million, with a 2.7% decrease in tons sold and a 2.9% increase in the average selling price per ton. The decrease in same-store tons sold resulted from the continued general downturn in the economy, especially related to the aerospace industry. Our sales to the aerospace industry decreased 25.5% in the 2002 third quarter as compared to the 2001 third quarter, with a 19.5% decrease in tons sold and a 7.6% decrease in the average selling price.

Total gross profit increased 6.0% to $125.5 million for the third quarter of 2002 compared to $118.4 million in the third quarter of 2001. As a percentage of sales, gross profit was 27.6% in the three months ended September 30, 2002, comparable to 27.5% in the three months ended September 30, 2001. We did experience slight margin pressure in the third quarter of 2002 as compared to the second quarter of 2002 when our gross margin percentage was 28.0%. This was due to the significant increase in the costs of certain carbon steel products, primarily flat-rolled; however, we were successful in passing on most of the increase to our customers.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $4.8 million, or 5.2%, in the third quarter of 2002 compared to the corresponding period of 2001, and amounted to 21.2% of sales in the 2002 third quarter and 21.3% of sales in the 2001 third quarter. The dollar increase in S,G&A expenses includes the expenses of the businesses we acquired after the third quarter of 2001. On a same-store basis, we reduced our S,G&A expenses by $2.4 million in the three months ended September 30, 2002 compared to the same period of 2001.

Depreciation and amortization expense decreased $1.1 million, or 12.7%, during the three months ended September 30, 2002, compared to the corresponding period of 2001. This decrease is primarily due to the change in accounting rules for the amortization of goodwill that were effective for us on January 1, 2002. The third quarter of 2001 included $1.9 million, or $.04 per diluted share, of goodwill amortization expense compared to none in the third quarter of 2002. The decrease in amortization expense was offset by an increase in depreciation expense from our 2002 acquisitions.

Interest expense decreased by 6.0% to $5.7 million in the 2002 third quarter compared to $6.1 million in the 2001 third quarter, due to both lower borrowing levels and lower interest rates.

Because of our increased ownership in American Steel, and the elimination of all super-majority and unanimous voting rights included in the Operating Agreement, we began to consolidate its results beginning May 1, 2002 rather than account for our investment on the equity method. On our income statement, the 2002 equity in earnings of 50%-owned company represents our 50% of American Steel’s net income from January 1 through April 30. The minority interest amount represents 49.5% of American Steel’s net loss, beginning May 1, 2002 for the portion we do not own. Our consolidated balance sheet at September 30, 2002 includes assets and liabilities of American Steel of $47.6 million and $32.3 million, respectively, including $24.5 million of goodwill and $19.7 million of debt. The minority interest liability on our balance sheet includes the 49.5% of American Steel that we do not own.

Our effective income tax rate decreased to 39.6% for the 2002 third quarter, compared to 40.6% for the 2001 third quarter, primarily due to shifts in our geographic composition which favorably affected the state tax rate.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Consolidated net sales were $1.31 billion for the nine months ended September 30, 2002, an increase of 2.8% from the nine months ended September 30, 2001. The 2002 nine-month sales represent an increase of 12.4% in tons sold and a decrease in the average selling price per ton of 8.4%. The increase in our tons sold was primarily due to the sales of the companies we acquired in 2002 and 2001. The decrease in our average selling price per ton of 8.4% resulted because the selling prices, and costs, for most of our products began to decline in September 2001 and continued downward through the first half of 2002. The costs of most of our products were stable in the third quarter of 2002 except for increased costs of certain carbon steel products. Our selling price also decreased because of a shift in product mix, with an increase of 6.4% in carbon steel product sales during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Our carbon steel products generally have lower prices than most other products we sell. This shift was mainly due to our acquisitions and the consolidation of American Steel, but was also impacted by the decreased sales of aluminum and stainless steel products to the semiconductor, electronics and aerospace industries during the 2002 periods as compared to the 2001 periods.

Our same-store sales decreased $101.0 million, or 8.7%, in the 2002 nine-month period. Same-store tons sold decreased by 3.8% and our average selling price per ton decreased 5.0% due to the continued general downturn in the economy, especially in the aerospace industry. Our sales to the aerospace industry decreased 27.5% in the nine months ended September 30, 2002 as compared to the same period in 2001, with a 21.1% decrease in tons sold and an 8.2% decrease in the average selling price.

Total gross profit was $363.1 million for the first nine months of 2002, a 2.7% increase, compared to $353.5 million in the first nine months of 2001. The increased gross margin resulted from the sales of the companies we acquired in 2002 and 2001. As a percentage of sales, gross profit was consistent at 27.7% for the nine months ended September 30, 2002 and 2001.

S,G&A expenses for the nine months ended September 30, 2002 increased $21.6 million, or 8.4%, compared to the corresponding period of 2001, mainly because we included the S,G&A expenses of the businesses we acquired in 2002 and 2001. S,G&A expenses were 21.4% as a percent of sales for the nine-month period of 2002, up from 20.3% for the same nine-month period of 2001. The increase as a percent of sales was because of the lower average sales prices for our products during 2002. On a same-store basis, S,G&A expense decreased $8.0 million, or 3.3%, for the 2002 nine-month period compared to the 2001 period. The majority of the same-store expense decrease resulted from headcount reductions, as we reduced our workforce by approximately 6.4% during the twelve months ended September 30, 2002.

Depreciation and amortization expense decreased $2.6 million during the nine months ended September 30, 2002, compared to the corresponding period of 2001. This decrease is due to the change in accounting rules for the amortization of goodwill that were effective for us on January 1, 2002. The first nine months of 2001 included $5.4 million, or $.12 per diluted share, of goodwill amortization expense compared to none for the 2002 nine-month period. The decrease in amortization expense was offset by an increase in depreciation expense due to our 2001 and 2002 acquisitions.

Interest expense decreased by 20.1% to $16.8 million in the first nine months of 2002 compared to $21.0 million in the 2001 period, due to both lower borrowing levels and lower interest rates. We applied the $149.8 million of net proceeds from our equity offering in July 2001 to pay down debt. Our 2002 interest expense includes interest on debt to fund our 2002 acquisitions and debt from American Steel.

Our effective income tax rate was 39.6% for the first nine months of 2002, comparable to 39.4% for the first nine months of 2001.

Liquidity and Capital Resources

At September 30, 2002, working capital amounted to $399.3 million compared to $380.0 million at December 31, 2001. The increase was due to companies we acquired in 2002 and due to changes in our working capital due to improved sales levels in the third quarter of 2002 compared to the fourth quarter of 2001. Excluding the effect of these acquisitions, our accounts receivable increased $26.8 million, our inventory decreased by $16.7 million, and our accounts payable increased by $33.0 million. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. In 2001, we also raised net proceeds of $149.8 million in a secondary equity offering. These funds were used to pay down debt. Operations provided cash of $70.9 million in the nine months ended September 30, 2002, as compared to $79.7 million of cash during the corresponding period of 2001. Our net income and working capital changes discussed above generated the cash flow from operations. We used the cash provided by our 2002 operations to pay down debt including debt incurred to fund our 2002 acquisitions. At September 30, 2002 our net debt-to-total capital ratio was 36.4% compared to 37.7% at September 30, 2001.

Our syndicated credit facility has a borrowing limit of $335.0 million, which can be increased to $400.0 million. At September 30, 2002, $54.0 million was outstanding under this credit facility. American Steel’s syndicated credit facility, as amended effective June 30, 2002, has a borrowing limit of $24.0 million. At September 30, 2002, $19.7 million was outstanding under this credit facility. We also have senior unsecured notes outstanding in the aggregate amount of $280.0 million. During the first quarter of 2002, we paid off a $10.0 million note upon its maturity. The senior notes have maturity dates ranging from 2004 to 2010, with an average life of 5.0 years. The senior notes bear interest at an average fixed rate of 6.83% per annum.

Our capital expenditures, excluding acquisitions, were $12.4 million for the nine months ended September 30, 2002. We had no material commitments for capital expenditures as of September 30, 2002. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $291.2 million at September 30, 2002, or approximately 24.7% of total assets or 47.7% of consolidated shareholders’ equity.

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

Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

The Company filed a Report on Form 8-K dated August 9, 2002, disclosing the signed statements under oath of the Principal Executive Officer and Principal Financial Officer regarding facts and circumstances related to Exchange Act filings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: November 14, 2002	By:	/s/ David H. Hannah David H. Hannah Chief Executive Officer

	By:	/s/ Karla McDowell Karla McDowell Executive Vice President and Chief Financial Officer

Certification of Principal Executive Officer
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

I, David H. Hannah, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliance Steel & Aluminum Co., a California corporation (the “Company”), for the quarterly period ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report the undersigned’s conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ David H. Hannah

David H. Hannah
Chief Executive Officer

Certification of Principal Financial Officer
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

I, Karla McDowell, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliance Steel & Aluminum Co., a California corporation (the “Company”), for the quarterly period ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report the undersigned’s conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Karla McDowell

Karla McDowell
Executive Vice President and Chief Financial Officer