Form 10-K
period 2002-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2003-03-27
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 28, 2003 was $488,818,876.65.

      As of February 28, 2003, 31,752,087 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2003 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

INDEX
PART I
Item 1. Business.
Industry Overview
History of Reliance
Customers
Suppliers
Backlog
Products and Processing Services
Marketing
50.5%-Owned Company
Industry and Market Cycles
Competition
Quality Control
Systems
Government Regulation
Environmental
Employees
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10.11
EX-21.01
EX-23.01
EX-99.03

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

      Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the “Risk Factors” listed below may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•	Our interest rates on our debt could change. Our variable rate debt is currently at historically low levels and we anticipate that these rates will increase in the future.

•	Foreign currency exchange rates could change, which could affect the price we pay for metals and the results of our foreign operations.

•	Our acquisitions might fail to perform as we anticipate. This could result in an impairment charge to write off some or all of the goodwill for that entity.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate over time. During periods of low customer demand, it could be more difficult for us to pass through price increases to our customers, which could reduce our gross margin and net income.

•	We service industries that are highly cyclical, and any further downturn in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions, and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2002 and 2001. We expect this to continue into 2003.

•	Our business is very competitive and increased competition could reduce our gross margins and net income. The low demand levels in 2002 increased competitive pricing pressures and lowered our gross margin. This has continued into 2003.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We may not be able to consummate future acquisitions, and those acquisitions which we do complete may be difficult to integrate into our business.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.

•	If existing shareholders sell their shares, the market price of our common stock could be depressed.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented anti-takeover provisions that may adversely impact your rights as a holder of our common stock.

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

ii

PART I

Item 1.     Business.

      We are one of the five largest metals service center companies in the United States. Our network of 24 divisions, 18 operating subsidiaries and one 50.5%-owned company operates 99 processing and distribution facilities in 27 states, Belgium, France and South Korea. Through this network, we provide metals processing services and distribute a full line of more than 85,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 85,000 customers in a broad range of industries. Many of our metals service centers provide processing services for specialty metals only. We deliver products from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, Montana, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington. One of our subsidiaries has two international locations, with a French subsidiary operating a distribution center in Fuveau, France and a 69.5% ownership interest in a joint venture company operating a manufacturing facility near Seoul, South Korea. Another subsidiary opened a metals service center in Gosselies, Belgium in January 2003 to service the European aerospace market.

      Our primary business strategy is to enhance our operating results through strategic acquisitions and expansion of our existing operations. This strategy and our proven operating methods have enabled us to outperform most of our competitors in the metals service center industry. In 2002, we had net sales of $1.75 billion and net income of $30.2 million.

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

      The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in the United States has decreased from approximately 7,000 in 1980 to approximately 3,400 in 2002. This consolidation trend could create new opportunities for us to make acquisitions.

      Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of price increases to their customers. In 2002, it was more difficult to pass through price increases of certain carbon steel products, as the increased costs resulted from supply constraints rather than customer demand, which is more typical. Service centers with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.

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

      In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. We formed RSAC Management Corp., a California corporation, to operate as a holding company for our subsidiaries and to provide administrative and management services to our metals service centers. We operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed

Reliance Divisions
Affiliated Metals	1	Plate and Flat-Rolled Aluminum and Stainless Steel
Arrow Metals	1	Aluminum, Brass and Copper
Bralco Metals	3	Aluminum, Brass, Copper and Stainless Steel
Engbar Pipe & Steel Co.	1	Carbon Steel Bars, Pipe and Tubing
MetalCenter	1	Flat-Rolled Aluminum and Stainless Steel
Olympic Metals	1	Aluminum, Brass, Copper and Stainless Steel
Reliance Metalcenter	11	Variety of Carbon Steel and Non-Ferrous Metal Products
Reliance Steel Company	2	Carbon Steel
Tube Service Co.	6	Specialty Tubing
Allegheny Steel Distributors, Inc.	1	Carbon Steel
Aluminum and Stainless, Inc.	2	Aluminum Sheet, Plate and Bar
American Metals Corporation	3	Carbon Steel
American Steel, L.L.C.	2	Carbon Steel
AMI Metals, Inc.
AMI Metals	6	Heat-Treated Aluminum Sheet and Plate
AMI Metals Europe S.P.R.L.	1	Heat-Treated Aluminum Sheet and Plate

	No. of
Trade Name	Locations	Primary Products Processed & Distributed

CCC Steel, Inc.
CCC Steel	1	Structural Steel
IMS Steel Co.	1	Structural Steel
Central Plains Steel Co.	2	Carbon Steel
Chatham Steel Corporation	5	Full-Line Service Centers
Durrett Sheppard Steel Co., Inc.	1	Carbon Steel Plate, Bar and Structural
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	1	Full-Line Service Center
Architectural Metals Company	1	Metal Fabrication
Good Metals	1	Tool and Alloy Steels
Hagerty Steel & Aluminum Company	1	Plate and Flat-Rolled Carbon Steel
Liebovich Custom Fabricating Company	1	Metal Fabrication
Liebovich/ PDM Steel & Aluminum Company.	1	Carbon Steel Structurals and Plate
Lusk Metals	1	Precision Cut Aluminum Plate and Aluminum Sheet and Extrusions
Pacific Metal Company	7	Aluminum and Coated Carbon Steel
PDM Steel Service Centers, Inc.	7	Carbon Steel Structurals and Plate
Phoenix Corporation
Phoenix Metals Company	5	Flat-Rolled Aluminum, Stainless Steel and Coated Carbon Steel
Steel Bar	1	Carbon Steel Bars and Tubing
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and Alloy Specialty Steels
United Alloys Aircraft Metals	1	Titanium Products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-Line Service Centers
East Tennessee Steel Supply	1	Carbon Steel Plate, Bar and Structurals
Georgia Steel Supply Company	1	Full-Line Service Center
Toma Metals, Inc.	1	Stainless Steel Sheet and Coil
Valex Corp.
Valex	6	Specialty Tubing
Valex S.A.R.L.	1	Specialty Tubing
Valex Korea Co., Ltd.	1	Specialty Tubing
Viking Materials, Inc.
Viking Materials	1	Flat-Rolled Carbon Steel
Viking Materials of Illinois	1	Flat-Rolled Carbon Steel

      We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in smaller quantities. For about 40% of our sales, we perform metals processing services, or first stage processing, before distributing the product to manufacturers and other end-users, often within 24 hours from receipt of an order, if the order does not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2002, we handled approximately 8,400 transactions per business day, with average revenue of approximately $830 per transaction. Our total revenues for 2002 were $1.7 billion.

      Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than thirty businesses. In 2002, we acquired certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., (now operating as Pacific Metal Company), the net assets and business of Central Plains Steel Co., and the stock of Olympic Metals, Inc. In addition, we began to consolidate the financial results of American Steel, L.L.C. (“American Steel”) because we increased our ownership interest to 50.5% and eliminated all super-majority veto rights. From 1984 to September 1994, we acquired twenty businesses.

      On September 9, 2002, through a newly-formed company, we purchased certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., for approximately $30 million, after final approval of the U.S. Bankruptcy Court, through the Metals USA bankruptcy procedures. The business is now operating under its original name, Pacific Metal Company. Pacific Metal Company has locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho and processes and distributes mainly aluminum and coated carbon steel products. Pacific Metal Company had net sales of approximately $22 million for the period September 9, 2002 to December 31, 2002.

      On April 1, 2002, we purchased substantially all of the net assets and business of Central Plains Steel Co. through a newly-formed subsidiary that is now operating under the same name. Central Plains Steel Co. is a full-line carbon steel service center operating facilities in Kansas City and Wichita, Kansas, and had net sales of approximately $25 million for the nine-months ended December 31, 2002.

      Also, on April 1, 2002, we acquired all of the outstanding stock of Olympic Metals, Inc., a metals service center in Denver, Colorado. Olympic Metals, Inc. specializes in the processing and distribution of aluminum, copper, brass and stainless steel products and had net sales of approximately $5 million for the nine months ended December 31, 2002. Effective December 31, 2002, we merged Olympic Metals, Inc. into the Company and it now operates as a division.

      Effective May 1, 2002, we obtained one additional membership unit of American Steel giving us a 50.5% ownership interest. In addition, the Operating Agreement was amended to eliminate all super-majority and unanimous voting rights, among other changes. Due to these changes, we began consolidating American Steel’s financial results as of May 1, 2002. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit facility. American Steel had net sales of approximately $38 million for the eight months ended December 31, 2002.

      On July 2, 2001, we purchased the net assets of the steel service centers division of Pitt-Des Moines, Inc., through our newly-formed subsidiary, PDM Steel Service Centers, Inc., for approximately $93.2 million. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries. PDM had seven metals service center facilities in Fresno, Santa Clara and Stockton (headquarters), California; Cedar Rapids, Iowa; Sparks, Nevada; Spanish Fork, Utah; and Woodlands, Washington, and had net sales of approximately $153 million for the year ended December 31, 2002. When we acquired these net assets, the Woodlands, Washington facility was operating as General Steel Corporation, a subsidiary of Pitt-Des Moines, Inc. We acquired the stock of General Steel Corporation on July 2, 2001, and merged General Steel into PDM on December 31, 2001. Effective April 1, 2002, the Cedar Rapids, Iowa facility became a division of our subsidiary Liebovich Bros., Inc. In February 2003, PDM opened a sales and distribution location in Las Vegas, Nevada.

      Effective January 19, 2001, we acquired 100% of the outstanding stock of Aluminum and Stainless, Inc., that operates a metals service center based in Lafayette, Louisiana. Aluminum and Stainless provides non-ferrous products primarily related to the marine industry for use in the production of large commercial vessels that provide various services for offshore oil rigs. In March 2001, we opened a branch operation of Aluminum and Stainless in New Orleans, Louisiana, through the purchase of certain assets of an existing metals service center. Aluminum and Stainless had net sales of approximately $31 million for the year ended December 31, 2002.

      Effective January 18, 2001, we purchased 100% of the stock of Viking Materials, Inc., based in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc., based near Chicago, Illinois. These service centers provide primarily carbon steel flat-rolled products to their customers in the Midwest region of the United States. Viking Illinois operated as a subsidiary of Viking Materials from the acquisition date through the close of business on December 31, 2001, and now operates as a division of Viking Materials, which operates as a wholly-owned subsidiary of the Company. Viking Materials had net sales of approximately $74 million for the year ended December 31, 2002.

      In January 2003, AMI Metals, Inc. opened a subsidiary, AMI Metals Europe, SPRL, in Gosselies, Belgium. This location distributes and processes heat-treated aluminum products primarily to the aerospace market. In December 2002, Phoenix Metals Company completed construction of a new facility near Nashville, Tennessee and relocated its existing Nashville service center to this facility from a leased building. This new facility provided increased capacity to support Phoenix’s business in the Nashville area.

      In July 2002, we closed our Jacksonville, Florida facility that operated as part of our Chatham Steel Corporation subsidiary and combined the Jacksonville business with Chatham’s Orlando operation. In January 2002, we combined our Arrow Metals, San Antonio location that we acquired in late 1999 with our existing Reliance Metalcenter, San Antonio location. The specialty products sold by Arrow Metals are now sold and serviced through our Reliance Metalcenter location in the San Antonio market.

      In early 2001, our Phoenix Metals Company, Tampa operation relocated to a newly-constructed facility in Tampa, Florida. The 82,000 square foot facility replaced a much smaller one, that was sold. The new facility has a more efficient layout and material flow and a new 72-inch wide leveling line.

      Valex Corp., our 97%-owned subsidiary, is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants and in the biotech and pharmaceutical industries. Valex formed a joint venture in 1999 establishing a Korean company, Valex Korea Co., Ltd., and increased Valex Corp.’s ownership interest to 69.5% in February 2003, from 66.5%.

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

      We have more than 85,000 metals service center customers in various industries. In 2002, no single customer accounted for more than 1% of our sales and more than 80% of our orders were from repeat customers. Our customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto), aerospace and semiconductor fabrication industries. Our metals service centers wrote and delivered over 2,100,000 orders during 2002 at an average price of approximately $830. Most of our metals service center customers are located within a 150-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 675 trucks (some of which are leased) we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. Less than 2% of our sales were to international customers in 2002, with approximately one-fourth of these sales from Valex’s international locations, serving the European and Asian markets.

      We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.

      Our customers’ demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. However, in 2001 and 2002, we experienced lower sales levels due to a broad-based economic downturn that affected all industries. We experienced lower demand at all of our locations in 2001 as compared to 2000 and further declines in 2002 from 2001 levels. Aerospace was the exception, with strong demand through the first eight months of 2001, but then slowed post-September 11th. This resulted in significant declines in 2002 for our businesses that service the aerospace market. Metals pricing declined for most of our products in 2001 and remained at these low levels through 2002 except that we experienced increased pricing for certain of the carbon steel products that we sell during 2002, due to U. S. Government tariffs on imported steel and also due to reduced domestic production capacity, as discussed below.

      California has been our largest market for many years, but we have been expanding our geographic coverage in recent years and the Southeast region of the United States was our largest market in 2002. California represented 27% of our 2002 sales, which was a significant decrease from 45% of our 1997 sales. The Southeast region of the United States represented 28% of our 2002 sales compared to 18% of our 1997 sales and the Midwest region, that we entered in 1999, represented 16% of our 2002 sales.

Suppliers

      We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Chapparal Steel, Nucor Corporation and Steel Dynamics, Inc. Allegheny Technologies Incorporated, International Stainless Steel Co. and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Alcan Aluminum Limited, Commonwealth Aluminum Corp., Kaiser Aluminum Corp., Ormet Aluminum Mill Products Corporation and Pechiney Rolled Products. During 2001, many domestic steel mills entered bankruptcy proceedings and certain of those mills temporarily closed a portion of their production capacity in 2002. Also in 2001, the Bush Administration enacted tariffs on certain metal products from specified countries under Section 201 of the Trade Act of 1974 to provide protection for the United States steel industry. The combination of reduced domestic production capacity and fewer imports resulted in significant price increases for carbon steel flat-rolled products during 2002. Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we were able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals and that our relationships with our suppliers are very strong. We have worked closely with our suppliers in order to become an important customer for each major supplier of metals for our core product lines.

Backlog

      Because of the just-in-time delivery policy and the short lead time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.

Products and Processing Services

      We provide a wide variety of processing services to each customer’s specifications and deliver products to manufacturers and other end users. We maintain a wide variety of products in inventory. For orders other than those requiring extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our 2002 sales were comprised of the following approximate percentages, by product:

•	12% carbon steel structurals

•	11% carbon steel plate

•	10% carbon steel tubing

•	9% stainless steel plate, sheet and coil

•	9% galvanized steel sheet and coil

•	8% heat treated aluminum plate, sheet and coil

•	8% common alloy aluminum plate, sheet and coil

•	7% carbon steel bar

•	6% aluminum bar and tube

•	6% hot rolled steel sheet and coil

•	5% stainless steel bar and tube

•	4% cold rolled steel sheet and coil

•	4% miscellaneous, including brass, copper and titanium

•	1% electropolished stainless steel tubing and fittings

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

      After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. About 40% of the orders specify delivery within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each purchased product to the fullest extent practicable.

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

Marketing

      Our more than 740 sales personnel are located in thirty-one states, Belgium, France and South Korea and provide marketing services throughout each of those locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Those sales personnel who travel throughout a specified geographic territory maintain relationships with our existing customers and develop new customers; we consider them our outside sales personnel. Those who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

50.5%-Owned Company

      Beginning July 1, 1995, we owned 50% and had operational control of American Steel, L.L.C., a limited liability company. Effective May 1, 2002, we increased our ownership interest to 50.5% and amended the Operating Agreement to eliminate all super-majority and unanimous voting rights, among other things. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit agreement. American Steel operates metals service centers in Portland, Oregon and Kent, Washington. American Industries, Inc. owns the other 49.5% of American Steel. We are entitled to purchase the remaining 49.5% of American Steel during the ninety days following the earlier of the death of the owner of American Industries or April 1, 2006 and are required to purchase the remaining 49.5% of American Steel if American Industries so elects during the 90 days following the earlier of the death of the owner of American Industries or January 1, 2006. From July 1, 1995 through April 30, 2002, we accounted for our 50% investment in American Steel by the equity method, and included 50% of American Steel’s earnings in our net income and earnings per share amounts. Beginning May 1, 2002, we consolidate American Steel’s financial results and record American Industries 49.5% ownership as minority interest. American Metals, which operates three metals service centers located in the Central Valley of California, was a wholly-owned subsidiary of American Steel until October 1, 1998, when we acquired all of the stock of American Metals.

Industry and Market Cycles

      We distribute metal products to our customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries our customers compete in are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. During the 2002 year, all of the industries that we sell to experienced lower demand levels due to the poor economic conditions. The United States economy began to experience a general slowing in the second half of 2000 that led to an economic recession in 2001 with a slight improvement early in 2002. Later in 2002, particularly near the year’s end, demand for our products weakened further. We were significantly impacted by the economic downturn in both 2001 and 2002. If the economic downturn worsens in 2003, the negative impact to our financial results may increase.

      The semiconductor fabrication industry, aerospace industry and truck trailer and rail car industries have experienced cycles over the last few years that have affected our results. The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a substantial period of growth from 1993 to 1996, this industry experienced a significant slowdown from mid-1996 through mid-1999. In the second half of 1999, the semiconductor industry began to improve and provided strong demand throughout 2000. In early 2001, there was a sudden and significant decline in demand from the semiconductor and related industries. This demand continued to decline throughout 2001 and remained at these low levels during 2002. We expect demand to remain at its current low levels through most of 2003, with some improvement expected late in 2003. The aerospace industry experienced a substantial slowdown during 1999 and the first nine months of 2000 from its strong markets during 1997 and 1998. The slowdown in the aerospace industry that began in 1999 resulted primarily from decreased buying patterns of certain of the major aerospace companies due to overcapacity and lower demand. This trend continued into 2000, with an increase in demand experienced in the fourth quarter of 2000, that continued through 2001 until the tragic events of September 11th. Aerospace demand declined in the fourth quarter of 2001 and continued to decline further in each quarter of 2002. We do not anticipate aerospace demand improving significantly until 2005. The truck trailer and rail car industries experienced a substantial slowing in demand beginning in 2000 that continued through 2002, which materially impacted our operations in the Pacific Northwest. We do not anticipate any significant improvement in demand in this industry in 2003.

      Fluctuations in the costs of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, during 2001, metals costs of most products reached their lowest levels experienced in over twenty years. This occurred due to overcapacity at the producer level in both domestic and foreign markets, along with the weak demand experienced in 2001. Due to the continued low demand in 2002, costs of most metals remained at or near the 2001 levels throughout 2002, with costs of metals sold to the aerospace industry declining further. However, costs of carbon steel flat-rolled products increased significantly in 2002 due to supply constraints, as certain producers reduced capacity and because of government restrictions on foreign imports. These increased costs began to decline slightly near the end of 2002 because of the continued low end-user demand; however, increases for many of these products have been announced in the first quarter of 2003. We have historically been able to pass the increases in metal costs on to our customers as costs typically increase due to strong demand. However, in 2002 carbon steel flat-rolled costs increased significantly, but demand for these products declined. Although we were able to pass on most of these cost increases to our customers, we did experience some margin pressure, especially late in 2002 due to the lower demand levels of our customers. This caused some of our competitors to dump their product into the market at low prices. This has continued into the early part of 2003, but we expect the announced price increases to stabilize the dumping. We cannot guarantee that the spread between our metal costs and selling prices will continue at the levels experienced during 2002 especially if demand does not improve. Increased metals costs and related selling prices should, however, allow us to record increased revenue and gross margin dollars on a consistent volume basis.

Competition

      The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Although most of our competitors are smaller than we are, we face strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than us. Based on an industry report, it is estimated that there were approximately 3,400 intermediate steel processors and metals service center facilities in the United States in 2002. We are one of the five largest service center companies in the United States. Competition is based on price, service, quality and availability of products. We maintain centralized relationships with our suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available and the wide variety of processing services we provide distinguish us from our competition. We believe that we increased our market share during 2002 due to our strong financial condition, as many of our competitors were facing capital constraints.

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

      We established a program to obtain certification for most of our divisions and certain of our subsidiaries under the ISO 9002 internationally-accepted quality standard. We have obtained ISO 9002 certification at certain of our locations. We believe that such certification is beneficial for our business and operations and that this certification provides us with access to additional customers. We plan to re-certify these locations under the new ISO standards in 2003. We may obtain this certification for additional locations.

Systems

      We have converted our Reliance divisions and certain of our subsidiaries from various software programs to the StelplanTM manufacturing and distribution information system. StelplanTM is a registered trademark of Invera, Inc. StelplanTM is an integrated business application system with functions ranging from order entry to the generation of financial statements. StelplanTM was developed specifically for the metals service center and processor industry. StelplanTM also provides information in real time, such as inventory availability, location and cost. With this information, our marketing and sales personnel can respond to the customer’s needs more efficiently and more effectively and quickly provide a product price.

      Certain of our subsidiaries use other vendor packages or in-house developed systems to support their operations. The basic functionality of the software is similar to StelplanTM. A common financial reporting system is used company-wide.

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

Employees

      As of March 1, 2003, we had approximately 4,500 employees. We reduced our employee count by over 650 employees, or 13%, in 2001 and by an additional 270 employees, or 5.8%, in 2002 in response to the poor economic conditions. Approximately 765 employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with twenty-three union locals at twenty-two of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. We had work stoppages at two of our locations in 2002 and one in early 2003, but these were short term and did not have a material impact on our operations at these locations. We have never experienced a significant work stoppage.

Available Information

      The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“the Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

      The Company also makes available free of charge on or through its Internet website (http://www.rsac.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

Item 2.     Properties.

      We maintain 99 metals service center processing and distribution facilities in 27 states, Belgium, France and South Korea, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Thirty-nine of these facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California. Siskin leases a portion of its facilities in Chattanooga, Tennessee, and Liebovich leases a portion of its facilities in Rockford, Illinois. AMI Metals leases its corporate office space in Brentwood, Tennessee. The lease terms expire at various times through 2013 and the aggregate monthly rent is approximately $820,000. We own all other properties. In December 2002, we completed the sale of the land and buildings that were our previous corporate offices, resulting in a net gain of approximately $870,000. Our Jacksonville, Florida facility is for sale, because we closed its operation in mid-2002. We constructed a new facility near Nashville, Tennessee for Phoenix Metals Company in 2002 and in Gosselies, Belgium for AMI Metals in 2002. The following table sets forth certain information with respect to each facility:

Facilities and Plant Size

Plant Size
Location	(Sq. ft.)

Alabama:
Birmingham
(Chatham)	110,000
(Phoenix Metals)	40,000
(Siskin)	107,000

	Plant Size
Location	(Sq. ft.)

Arizona:
Phoenix
(Bralco Metals)	46,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
(Valex)	2,100	*
California:
El Cajon (Tube Service)	18,000
Fontana (AMI)	103,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward (Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(Reliance Steel Company)	270,000	*
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Santa Clara
(PDM)	61,000
(Valex)	6,000	*
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	122,000
Vernon (United)	34,000	*
West Sacramento (American Metals)	108,000	*
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(Engbar)	36,000	*
(Olympic)	20,000	*
(Tube Service)	21,000	*
Florida:
Orlando (Chatham)	127,000
Tampa (Phoenix Metals)	82,000

	Plant Size
Location	(Sq. ft.)

Georgia:
Atlanta (Georgia Steel)	88,000
Forest Park (AMI)	41,000	*
Norcross (Phoenix Metals)	170,000
Savannah (Chatham)	178,000
Idaho:
Boise (Pacific)	40,000	*
Illinois:
Franklin Park (Viking Illinois)	91,000	*
Peoria (Hagerty)	223,000
Rockford
(Liebovich)	452,000
(Liebovich Custom Fabricating)	30,000
(Architectural Metals)	10,000
Iowa:
Cedar Rapids (Liebovich/ PDM)	52,000
Kansas:
Kansas City (Central Plains)	141,000
Wichita
(AMI)	40,000	*
(Central Plains)	87,000
(Reliance Metalcenter)	45,000	*
Louisiana:
Lafayette (A&S)	40,000	*
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	250,000
Michigan:
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis (Viking)	122,000	*
Montana:
Billings (Pacific)	10,000	*
Nevada:
Las Vegas (PDM)	600	*
Sparks (PDM)	44,000	*
New Jersey:
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Reliance Metalcenter)	44,000
(Reliance Steel Company)	34,000

	Plant Size
Location	(Sq. ft.)

North Carolina:
Charlotte (Phoenix Metals)	41,000
Durham (Chatham)	110,000
Greensboro (Steel Bar)	43,000	*
Ohio:
Massillon (SSA)	27,000
Oregon:
Eugene (Pacific)	32,000
Medford (Pacific)	5,000	*
Portland
(American Steel)	255,000	*
(Pacific)	110,000	*
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
(Valex)	8,000	*
Pennsylvania:
Allentown (Valex)	5,000	*
Indianola (Allegheny)	53,000	*
Johnstown (Toma Metals)	73,000
South Carolina:
Columbia (Chatham)	110,000
Spartanburg (Siskin)	96,000
Tennessee:
Chattanooga (Siskin)	439,000
Morristown (East Tennessee)	29,000	*
Nashville (Siskin)	117,000
Spring Hill (Phoenix Metals)	66,000
Texas:
Arlington (Reliance Metalcenter)	107,000
Austin (Valex)	8,000	*
Fort Worth (AMI)	75,000	*
Garland (Arrow Metals)	45,000
Houston (Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(Reliance Metalcenter)	105,000
Spanish Fork (PDM)	42,000

	Plant Size
Location	(Sq. ft.)

Washington:
Algona (AMI)	27,000	*
Kent
(American Steel)	146,000	*
(Bralco Metals)	24,000	*
Spokane (Pacific)	49,000
Tacoma (SSA)	26,000	*
Tukwila (Pacific)	76,000
Woodlands (PDM)	130,000
International Distribution Centers
Fuveau, France (Valex)	2,600	*
Gosselies, Belgium (AMI)	34,000
International Manufacturing Facility
Seoul, Korea (Valex Korea)	41,000

*	Leased. All other facilities owned.

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

	2002		2001

	High	Low	High	Low

First Quarter	$27.59	$24.67	$30.05	$21.15
Second Quarter	$33.73	$27.65	$29.71	$22.25
Third Quarter	$31.33	$21.85	$28.10	$20.93
Fourth Quarter	$23.30	$19.50	$26.90	$22.21

      As of March 19, 2003, there were 293 record holders of the common stock.

      We have paid quarterly cash dividends on our common stock for 43 years. The Board of Directors may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, financial condition, and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and the expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

      The private placement debt agreements for our unsecured senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth and limits cash dividends based upon our earnings, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2002, we have paid between 6% and 25% of earnings to our shareholders as dividends. In 2002, our dividend payments represented 25% of our earnings due to the low earnings in 2002 as a result of the poor economic conditions.

      The following table sets forth certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends

10/16/02	12/6/02	1/3/03	$.06 per share
7/17/02	8/2/02	8/23/02	$.06 per share
4/17/02	5/10/02	5/31/02	$.06 per share
2/20/02	3/8/02	3/29/02	$.06 per share
10/17/01	12/7/01	1/4/02	$.06 per share
7/18/01	8/3/01	8/24/01	$.06 per share
4/18/01	5/11/01	6/1/01	$.06 per share
2/14/01	3/9/01	3/30/01	$.06 per share

Item 6.     Selected Financial Data.

      We have derived the following selected summary financial and operating data for the years ended December 31, 1998 through 2002 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Income Statement Data:(1)
Net sales	$1,745,005	$1,656,974	$1,726,665	$1,511,065	$1,352,807
Cost of sales	1,268,251	1,194,512	1,256,997	1,097,437	1,024,214

Gross profit	476,754	462,462	469,668	413,628	328,593
Operating expenses(2)	406,479	371,006	339,319	297,346	235,015

Income from operations	70,275	91,456	130,349	116,282	93,578
Other income (expense):
Interest expense	(22,605)	(26,738)	(26,068)	(23,299)	(17,585)
Other income, net	3,266	3,796	3,410	6,365	3,042
Amortization expense	(1,355)	(8,641)	(7,411)	(6,804)	(4,636)
Equity earnings of 50%-owned company	263	286	2,307	3,866	5,873
Minority interest	(124)	—	—	—	—

Income before income taxes	49,720	60,159	102,587	96,410	80,272
Provision for income taxes	(19,553)	(23,823)	(40,268)	(38,800)	(32,597)

Net income	$30,167	$36,336	$62,319	$57,610	$47,675

Earnings per Share:(3)
Diluted	$.95	$1.28	$2.28	$2.07	$1.68
Basic	$.95	$1.28	$2.29	$2.08	$1.69
Weighted average common shares outstanding — diluted	31,799	28,470	27,289	27,892	28,305
Weighted average common shares outstanding — basic	31,687	28,336	27,215	27,748	28,153

Other Data:
EBITDA(4)	$100,871	$119,234	$156,747	$145,307	$117,303
Cash flow from operations	90,744	103,587	24,772	131,355	30,935
Capital expenditures	18,658	24,539	30,379	19,524	23,671
Cash dividends per share	.24	.24	.22	.18	.16

Balance Sheet Data (December 31):
Working capital	$389,620	$379,991	$347,659	$273,040	$289,147
Total assets	1,139,247	1,082,293	997,243	900,005	841,395
Long-term debt	344,080	331,975	421,825	318,050	343,250
Shareholders’ equity	609,854	583,883	403,039	400,328	345,802

(1)	Does not include financial results of American Steel, L.L.C. for the years ended December 31, 1998, 1999, 2000, and 2001 and the period January 1 to April 30, 2002 because we accounted for our 50% investment by the equity method, and therefore we included 50% of American Steel’s earnings in our net income and earnings per share amounts. Effective May 1, 2002 we began consolidating American Steel’s financial results due to an amendment to the Operating Agreement, which gave us 50.5% of the ownership units and eliminated all super-majority and unanimous voting rights, among other changes.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3)	Amounts have been retroactively adjusted to reflect the September 1999 3-for-2 stock split.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense, and amortization of intangibles (including goodwill). EBITDA is commonly used as an analytical indicator and also serves as a measure of leverage capacity and debt servicing ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States. The items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      During 2002, the metals service center industry continued to experience low levels of customer demand, primarily related to the economic recession in the United States. Demand for our products began to slow in the second half of 2000, but only in certain geographic areas. In early 2001, we felt a sudden slowdown in demand for the semiconductor and related markets, and demand continued to decline throughout 2001 for all of our product end markets except aerospace. Aerospace demand and pricing were strong in 2001, but fell off significantly after September 11th. The low demand levels in all areas continued throughout 2002.

      Metals pricing in 2002 remained at the historically low levels reached in 2001, with the exception of carbon steel flat-rolled products. Although end market demand was low, domestic carbon steel flat-rolled costs increased significantly in the second half of 2002 due to supply constraints resulting from tariffs on imported material and domestic capacity shutdowns. There were significant competitive pressures in late 2002 that did not allow us to fully pass through these price increases and caused our gross margins to decline.

      Our performance was significantly impacted by these factors; however, we are proud of our profitable returns and our ability to manage our working capital and to generate cash flow to expand and strengthen our business and reduce debt during this challenging environment. We also completed three acquisitions during 2002 and began to consolidate the financial results of American Steel, L.L.C., our joint venture company, due to an increase in our ownership.

      We believe that we are positioned to take full advantage of improved economic conditions, while at the same time we are poised to continue to operate efficiently in the less favorable economies such as that experienced during 2002 because of our focus on cost controls, inventory turnover, and product and geographic diversification. We do not anticipate any significant improvements in either demand or pricing for our products in 2003 and we expect the competitive factors experienced in late 2002 to continue to pressure our gross margins into at least the early part of 2003.

Recent Developments

      We completed three acquisitions and had a change in the ownership structure of a joint venture company in 2002. Through these transactions, we entered into new geographic markets in Idaho and Montana, strengthened our presence in the Midwest and Pacific Northwest markets of the United States and expanded our product offerings. The acquisitions made in 2002 did not result in new segments.

      On September 9, 2002, through a newly-formed company, we purchased certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., for approximately $30 million, after final approval of the U.S. Bankruptcy Court, through the Metals USA bankruptcy procedures. This business is now operating under its original name, Pacific Metal Company, with locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho. Pacific Metal Company processes and distributes mainly aluminum and coated carbon steel products and had net sales of approximately $22 million for the period September 9, 2002 through December 31, 2002.

      On April 1, 2002, we purchased substantially all of the net assets and business of Central Plains Steel Co. through a newly-formed subsidiary that is now operating under the same name. Central Plains Steel Co., a full-line carbon steel service center with facilities in Kansas City and Wichita, Kansas, had net sales of approximately $25 million for the nine months ended December 31, 2002.

      Also on April 1, 2002, we acquired all of the outstanding stock of Olympic Metals, Inc., a metals service center in Denver, Colorado. Olympic Metals, Inc. specializes in the processing and distribution of aluminum, red metals and stainless steel products and had net sales of approximately $5 million for the nine months ended December 31, 2002. We merged Olympic Metals, Inc. into Reliance effective December 31, 2002.

      Effective May 1, 2002, we obtained one additional membership unit of American Steel, L.L.C. (“American Steel”) giving us a 50.5% ownership interest. The Operating Agreement was amended to eliminate all super-majority and unanimous voting rights, among other changes. Due to this change in ownership structure, we began consolidating American Steel’s financial results as of May 1, 2002. There was no cost involved in this transaction, which was completed to facilitate the renewal of December 31, 2002. American Steel had net sales of approximately $38 million for the eight months ended December 31, 2002.

      For discussion purposes, all references to the Company’s 2002 acquisitions include the consolidation of American Steel as of May 1, 2002.

Results of Operations

      The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2002 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2002		2001		2000

		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$1,745,005	100.0%	$1,656,974	100.0%	$1,726,665	100.0%
Gross profit	476,754	27.3	462,462	27.9	469,668	27.2
S,G&A expenses	379,288	21.7	347,310	21.0	318,638	18.5
Depreciation expense	27,191	1.6	23,696	1.4	20,681	1.2

Income from operations	$70,275	4.0%	$91,456	5.5%	$130,349	7.5%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Our 2002 consolidated net sales were $1.75 billion, an increase of 5.3%, compared to $1.66 billion in 2001. This includes an increase in tons sold of 10.3% and a decrease in the average selling price per ton of 4.5%. The increase in our tons sold is mainly due to the sales from the companies we acquired in 2002. We continued to experience reduced customer demand in all markets during 2002. This resulted in reduced volumes at most of our locations, but especially those primarily servicing the aerospace industry, with 2002 sales to the aerospace industry decreasing 25.4%, with a 19.4% decrease in tons sold and a 7.5% decrease in the average selling price per ton. Our 2002 sales to the aerospace market represented approximately 11.6% of total sales.

      The decrease in our average selling price per ton of 4.5% resulted mainly from shifts in product mix due to both acquisitions and reductions in our sales of higher priced products to the semiconductor, electronics and aerospace markets. Although metals costs had decreased significantly for most of our products during 2001, we experienced further declines in 2002 with the exception of carbon steel flat-rolled products. In the second half of 2002, costs of carbon steel flat-rolled products increased significantly due to supply constraints resulting from the temporary closure of a few mills and due to tariffs placed on imports. Carbon steel flat-rolled products represented approximately 20.0% of our 2002 sales.

      Our same-store sales (excludes sales of businesses we acquired in 2002 and 2001) decreased $90.4 million, or 6.1%, with year 2002 tons sold declining 4.1% as compared to 2001, and the average selling price per ton decreasing by 2.0%. These decreases were due to the poor economic conditions in 2002 and shifts in our product mix with significant declines in same-store sales to the semiconductor and aerospace industries impacting both the tons sold and the average selling price.

      Gross Profit. Our total gross profit of $476.8 million increased 3.1% from 2001 due to our 2002 acquisitions. Our gross profit as a percentage of sales was 27.3% in 2002 compared to 27.9% in 2001. The decline in our gross margin percentage occurred primarily due to competitive pressures resulting from the low level of customer demand throughout the year, especially in the fourth quarter and due to LIFO expense of

$8.0 million in 2002 compared to LIFO income of $11.7 million in 2001. LIFO expense and income is reflected as part of our costs of sales. Although we were successful in passing through most of our cost increases, we did experience some margin pressure due to increased costs of carbon steel flat-rolled products, coupled with the low demand in the latter part of the year. The reduction in sales of our higher priced products to the aerospace and semiconductor markets also impacted our gross margins.

      Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2002 increased $32.0 million, or 9.2%, from 2001. This increase includes the S,G&A expenses of the companies we acquired in 2002 plus a full year of expenses of our 2001 acquisitions. These expenses represented 21.7% and 21.0% of sales in 2002 and 2001, respectively. We were able to reduce our same-store S,G&A expenses by 2.3% in 2002 as compared to 2001. The majority of the decrease in same-store S,G&A expenses relates to headcount reductions, as personnel costs are the most significant component of our variable costs. For the 2002 year, we reduced our work force by 5.8%, with half of the reductions, or approximately 130 employees, occurring in the fourth quarter in response to declines in demand. This reduction was in addition to the 13% reduction that occurred in 2001.

      Depreciation and amortization expense decreased $3.8 million for 2002 compared to 2001, mainly because of the change in accounting rules for goodwill. In 2001, we had $7.1 million of goodwill amortization expense that was not recorded in 2002, in accordance with the new rules. This was offset by the inclusion of depreciation expense related to the companies we acquired in 2002 and 2001, along with depreciation expense on current year capital expenditures. The new accounting rules adopted in 2002 also require us to measure our goodwill annually for impairment of value. We did not experience any goodwill impairment in 2002, and therefore did not record any impairment charges.

      Operating Income. Income from operations, calculated as gross profit less S,G&A expenses and depreciation expense, decreased as a percentage of sales to 4.0% in 2002 compared to 5.5% in 2001. Although consolidated sales increased, our gross profit margin declined and our operating expenses increased due to a larger network of service centers, as discussed above.

      Interest expense decreased by 15.5% to $22.6 million in 2002 compared to 2001, due to lower borrowing levels and lower interest rates. We used the July 2001 equity offering proceeds of approximately $150 million to pay down debt. The 2002 year included borrowings for our acquisitions of Central Plains Steel Co. and Pacific Metal Company which were paid off with cash from operations and included $19.7 million of debt upon consolidation of American Steel.

      Equity Earnings and Minority Interest. Because of our increased ownership interest in American Steel, we began to consolidate their results beginning May 1, 2002. Prior to that date, we accounted for our investment using the equity method. On our income statement, the 2002 equity in earnings of 50%-owned company represents our 50% of American Steel’s net income from January 1 through April 30th. The minority interest amount represents 49.5% of American Steel’s net income beginning May 1, 2002 for the portion that we do not own. Our consolidated balance sheet at December 31, 2002 includes the assets and liabilities of American Steel, including $24.5 million of goodwill, $21.4 million of debt and a reclassification from investment in 50%-owned company to minority interest.

      Income Tax Rate. Our effective income tax rate decreased from 39.6% in 2001 to 39.3% in 2002, mainly due to shifts in the geographic composition of our 2002 income, resulting from both acquisitions and current economic conditions.

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

      Our 2001 same-store sales (excludes sales of businesses we acquired in 2001 and 2000) decreased $267.1 million, or 15.8%, with year 2001 tons sold declining 10.5% as compared to 2000, and the average selling price per ton decreasing by 6.0%. These decreases were due to the poor economic conditions in 2001 and shifts in our product mix with significant declines in 2001 same-store sales to the semiconductor and related industries impacting both the tons sold and the average selling price.

      Gross Profit. Our total gross profit of $462.5 million decreased only 1.5% in 2001 from 2000, on a 4.0% decrease in sales. This was due to our ability to increase our gross margins as a percentage of sales to 27.9% in 2001 compared to 27.2% in 2000. We believe our focus on inventory turnover allowed us to reduce our selling prices at a slightly slower pace than our metals costs during 2001, resulting in an improvement in our gross margin percentage in 2001. Cost of sales was reduced by LIFO income of $11.7 million in 2001, resulting from the decrease in metals costs noted above and a decrease in inventory quantities, compared to increased costs of sales in 2000 (LIFO expense) of $4.7 million due to increased metals costs.

      Expenses. S,G&A expenses for 2001 increased $28.7 million, or 9.0%, from 2000, because of the S,G&A expenses of the companies we acquired in 2001. These expenses represented 21.0% and 18.5% of sales in 2001 and 2000, respectively. The increase in our S,G&A expenses as a percentage of sales resulted from both lower metals prices and lower selling volumes experienced in 2001. We were able to reduce our 2001 same-store S,G&A expenses by $7.3 million in 2001 as compared to 2000. The majority of the decrease in 2001 same-store S,G&A expenses relates to headcount reductions, as personnel costs are the most significant component of our variable costs. For the 2001 year, we reduced our work force by over 650 employees, or 13%, with reductions from time to time during the year in response to declining demand.

      Depreciation and amortization expense increased $4.2 million for 2001 compared to 2000, due to the inclusion of both the depreciation expense and the amortization of goodwill related to the companies we acquired in 2001 and 2000, along with depreciation expense on current year capital expenditures.

      Operating Income. Income from operations decreased as a percentage of sales to 5.5% in 2001 compared to 7.5% in 2000. This decline resulted from the decrease in gross profit and the increases in expenses discussed above.

      Interest expense increased by 2.6% to $26.7 million in 2001 compared to 2000, due to an increase in the average debt outstanding early in 2001 to fund the $43.9 million stock repurchase in the fourth quarter of 2000 and to fund the January 2001 acquisitions of Aluminum and Stainless, Inc. and Viking Materials, Inc. and its related company, Viking Materials of Illinois, Inc. However, we were able to significantly reduce our debt level and fund the acquisition of the assets and business contributed to our subsidiary PDM Steel Service Centers, Inc. with the $149.8 million of net proceeds from our July 2001 equity offering. The interest rate reductions during 2001 also lowered our 2001 interest expense.

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

Liquidity and Capital Resources

      At December 31, 2002, working capital was $389.6 million, compared to $380.0 million at December 31, 2001. The increase was primarily due to the additional working capital from our 2002 acquisitions, and is net of decreases in our inventory level due to the decline in sales volumes we experienced throughout 2002 and our ability to effectively manage our inventories. We focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. At December 31, 2002, our accounts receivable days sales outstanding were 44 days, improved from 45 days at December 31, 2001. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate was about 4.25 times in 2002, improved from about 4.0 times in 2001 and better than the industry average in the current business environment.

      Our primary sources of liquidity are generally from our internally generated funds from operations and our revolving line of credit. In 2001, we also raised $149.8 million in a secondary equity offering. Our operations provided cash of $90.7 million in 2002, compared to $103.6 million in 2001. Along with our earnings, the reductions in our inventory levels in reaction to our reduced sales levels was the primary factor in providing cash flow from operations. The cash generated from operations in 2002 was used to fund the $53.3 million for the purchase of our 2002 acquisitions and to pay down debt of $17.6 million. We reduced our net debt-to-total capital ratio to 35.5% at December 31, 2002, from 36.3% at December 31, 2001.

      Our syndicated credit facility allows for $335 million in borrowings. As of December 31, 2002, $38 million was outstanding under this credit facility. The $335 million five-year unsecured syndicated credit facility, as amended effective December 31, 2002, is with nine banks and may be increased to $400 million. At December 31, 2002, we had $10.9 million of letters of credit outstanding under our syndicated credit facility. American Steel has a two-year syndicated credit agreement, as amended effective June 30, 2002, that is secured with working capital with a borrowing limit of $24 million. As of December 31, 2002, $21.4 million was outstanding on American Steel’s credit facility.

      We also have senior unsecured notes outstanding in the aggregate amount of $280 million. The senior notes have maturity dates ranging from 2004 to 2010, with an average remaining life of 4.8 years, and bear interest at a weighted average fixed rate of 6.83% per annum. The syndicated credit facility and senior note agreements require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we pay.

      Our net capital expenditures, excluding acquisitions, were $18.7 million for the 2002 year. We had no material commitments for capital expenditures or capital leases as of December 31, 2002. Our operating lease commitments are discussed in Note 11 of the Notes to Consolidated Financial Statements. The purchases of Central Plains Steel Co. and Pacific Metal Company were funded with borrowings on our line of credit. The acquisition of Olympic Metals, Inc. was funded by cash from operations. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

      On July 5, 2001, we issued 6,325,000 shares of our common stock, including the shares issued on exercise of the over-allotment option, at a price of $25.00 per share for total net proceeds of approximately $149.8 million, after deducting the underwriting discount and offering expenses. The proceeds were used to reduce debt related to the PDM Steel Service Centers, Inc. acquisition and debt related to other acquisitions, capital expenditures, and general working capital needs. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

      On August 31, 1998, our Board of Directors approved the purchase of up to an additional 3,750,000 shares of our outstanding common stock through our Stock Repurchase Plan, for a total of 6,000,000 shares. Since inception of the Stock Repurchase Plan, we have purchased a total of 5,538,275 shares of our common stock, at an average purchase price of $14.94 per share, as of December 31, 2002, all of which are being treated as authorized but unissued shares. In 2002 and 2001, we did not repurchase any shares of our common stock. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

Inflation

      Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

      Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures of some of our customers. In 2002, many customers extended their holiday closures which we believe was due to both the poor business conditions and the holidays occurring mid-week. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill

      Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $284.3 million at December 31, 2002, or approximately 25.0% of total assets or 46.6% of consolidated shareholders’ equity. The amortization of goodwill in the 2001 year was $7.1 million, or approximately 11.8% of pretax income. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets. Under the new rule, goodwill deemed to have indefinite lives is no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We have adopted the provisions of SFAS No. 142 effective January 1, 2002. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We have performed impairment tests of goodwill as of January 1, 2002 and November 1, 2002 and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and revenue recognition. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies, as discussed with the Audit Committee, affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See Note 1 of the Notes to Consolidated Financial Statements for our Summary of Significant Accounting Policies.) There have been no material changes made to the critical accounting policies during the periods presented in the Consolidated Financial Statements.

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

     Deferred Tax Assets

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. These changes, if any, may require adjustments to our deferred tax asset balances.

For information concerning our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

     Goodwill and Intangible Assets

In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Effective January 1, 2002, we adopted SFAS No. 142 and have performed impairment testing in accordance with the Statement. We estimated future cash flows at the reporting unit level. A key assumption made is that our business will continue to grow at the industry average of 3% to 5% per year, adjusted for the cyclical businesses of certain reporting units and the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

     Long-Lived Assets

We review the recoverability of our long-lived assets as required by SFAS No. 144 and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, we adopted SFAS No. 144 and have reviewed recoverability of our long-lived assets in accordance with the Statement.

     Revenue Recognition

We recognize revenue when title to our products passes to our customers, typically upon delivery. Sales are shown net of returns and discounts.

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

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Reliance Steel & Aluminum Co.

      We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

-s- Ernst & Young LLP

Long Beach, California

February 10, 2003

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,305	$9,931
Accounts receivable, less allowance for doubtful accounts of $5,158 and $5,417 at December 31, 2002 and 2001, respectively	190,191	172,603
Inventories	307,385	308,093
Prepaid expenses and other current assets	10,874	8,903
Deferred income taxes	14,789	18,463

Total current assets	532,544	517,993
Property, plant and equipment, at cost:
Land	52,469	48,598
Buildings	180,995	168,963
Machinery and equipment	237,912	207,243
Accumulated depreciation	(165,187)	(134,451)

	306,189	290,353
Investment in 50%-owned company	—	12,352
Goodwill, net of accumulated amortization of $33,024 and $26,254 at December 31, 2002 and 2001, respectively	284,276	250,103
Other assets	16,238	11,492

Total assets	$1,139,247	$1,082,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,511	$69,870
Accrued expenses	40,894	32,822
Wages and related accruals	20,160	17,430
Deferred income taxes	4,034	7,555
Current maturities of long-term debt	325	10,325

Total current liabilities	142,924	138,002
Long-term debt	344,080	331,975
Deferred income taxes	31,672	28,433
Minority interest	10,717	—
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 31,752,087 and 31,572,601 at December 31, 2002 and 2001, respectively, stated capital	294,503	290,798
Retained earnings	317,189	294,091
Accumulated other comprehensive loss	(1,838)	(1,006)

Total shareholders’ equity	609,854	583,883

Total liabilities and shareholders’ equity	$1,139,247	$1,082,293

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Year Ended December 31,

	2002	2001	2000

Net sales	$1,745,005	$1,656,974	$1,726,665
Other income, net	3,266	3,796	3,410

	1,748,271	1,660,770	1,730,075
Costs and expenses:
Cost of sales	1,268,251	1,194,512	1,256,997
Warehouse, delivery, selling, general and administrative	379,288	347,310	318,638
Depreciation and amortization	28,546	32,337	28,092
Interest	22,605	26,738	26,068

	1,698,690	1,600,897	1,629,795

Income before equity in earnings of 50%-owned company, minority interest and income taxes	49,581	59,873	100,280
Equity in earnings of 50%-owned company	263	286	2,307
Minority interest	(124)	—	—

Income before income taxes	49,720	60,159	102,587
Provision for income taxes	19,553	23,823	40,268

Net income	$30,167	$36,336	$62,319

Earnings per share — diluted	$.95	$1.28	$2.28

Weighted average shares outstanding — diluted	31,798,801	28,469,820	27,289,111

Earnings per share — basic	$.95	$1.28	$2.29

Weighted average shares outstanding — basic	31,687,161	28,335,626	27,215,087

Cash dividends per share	$.24	$.24	$.22

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except share and per share amounts)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 1, 2000	27,798,151	$153,120	$247,208	$—	$400,328
Net income for the year	—	—	62,319	—	62,319
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(308)	(308)

Comprehensive income					62,011
Stock options exercised	188,862	1,758	1,031	—	2,789
Stock issued under incentive bonus plan	10,854	196	—	—	196
Cash dividends — $.22 per share	—	—	(6,001)	—	(6,001)
Repurchase of stock	(2,865,950)	(15,843)	(40,441)	—	(56,284)

Balance at December 31, 2000	25,131,917	139,231	264,116	(308)	403,039
Net income for the year	—	—	36,336	—	36,336
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(698)	(698)

Comprehensive income					35,638
Stock options exercised	107,350	1,588	451	—	2,039
Stock issued under incentive bonus plan	8,334	223	—	—	223
Cash dividends — $.24 per share	—	—	(6,812)	—	(6,812)
Issuance of stock, net of offering costs of $8,369	6,325,000	149,756	—	—	149,756

Balance at December 31, 2001	31,572,601	290,798	294,091	(1,006)	583,883
Net income for the year	—	—	30,167	—	30,167
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	538	538
Unrealized loss on investments	—	—	—	(321)	(321)
Minimum pension liability	—	—	—	(1,049)	(1,049)

Comprehensive income					29,335
Stock options exercised	170,600	3,470	536	—	4,006
Stock issued under incentive bonus plan	8,886	235	—	—	235
Cash dividends — $.24 per share	—	—	(7,605)	—	(7,605)

Balance at December 31, 2002	31,752,087	$294,503	$317,189	$(1,838)	$609,854

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net income	$30,167	$36,336	$62,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,546	32,337	28,092
Deferred taxes	3,577	(2,142)	231
(Gain) loss on sales of property and equipment	(784)	371	408
Equity in earnings of 50%-owned company	(263)	(286)	(2,307)
Minority interest	124	—	—
Unrealized loss on investments	321	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,951)	57,051	(16,337)
Inventories	30,150	21,468	(25,165)
Prepaid expenses and other assets	(3,021)	(3,322)	(3,202)
Accounts payable and accrued expenses	7,878	(38,226)	(19,267)

Net cash provided by operating activities	90,744	103,587	24,772
Investing activities:
Purchases of property, plant and equipment, net	(18,658)	(24,539)	(30,379)
Proceeds from sales of property and equipment	3,298	1,589	655
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(53,321)	(129,677)	(41,147)
Dividends received from 50%-owned company	444	6,924	2,622

Net cash used in investing activities	(68,237)	(145,703)	(68,249)
Financing activities:
Proceeds from borrowings	104,115	271,000	224,175
Principal payments on long-term debt and short-term borrowings	(121,755)	(366,568)	(127,845)
Payments to minority shareholders	(2,252)	—	—
Dividends paid	(7,605)	(6,812)	(6,001)
Issuance of common stock	235	223	196
Net proceeds from common stock offering	—	149,756	—
Exercise of stock options	3,470	1,588	1,758
Tax benefit of stock options exercised	536	451	1,031
Repurchase of common stock	—	—	(56,284)

Net cash (used in) provided by financing activities	(23,256)	49,638	37,030
Effect of exchange rate changes on cash	123	(698)	(308)

(Decrease) increase in cash and cash equivalents	(626)	6,824	(6,755)
Cash and cash equivalents at beginning of year	9,931	3,107	9,862

Cash and cash equivalents at end of year	$9,305	$9,931	$3,107

Supplemental cash flow information:
Interest paid during the period	$22,116	$32,532	$20,428
Income taxes paid during the period	$20,101	$24,280	$42,554

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its wholly-owned subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, American Steel, L.L.C. (50.5%-owned), AMI Metals, Inc., CCC Steel, Inc., Central Plains Steel Co., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Liebovich Bros., Inc., Lusk Metals, Olympic Metals, Inc., Pacific Metal Company, PDM Steel Service Centers, Inc., Phoenix Corporation, RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned) and Viking Materials, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. Through April 30, 2002, the Company accounted for its 50% investment in American Steel, L.L.C. on the equity method of accounting, however, since May 1, 2002, the Company has consolidated the financial results of American Steel, L.L.C. The Company accounts for its 66.5% interest in Valex Korea Co., Ltd. on a consolidated basis, reporting the remaining 33.5% as minority interest.

Business

      In 2002, the Company operated a metals service center network of 97 processing and distribution facilities (including American Steel, L.L.C.) in 27 states, France and South Korea which provided value-added metals processing services and distributed a full line of more than 85,000 metal products.

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

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution. At times, cash balances held at financial institutions were in excess of federally insured limits. Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company’s products are sold. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.

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

Long-Lived Assets

      Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, was amortized on a straight-line basis over the period of expected benefit of 40 years through December 31, 2001. Covenants not to compete and other intangible assets with identifiable lives are being amortized over the period of expected benefit, generally five years.

      In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective for any business combinations completed after June 30, 2001 and SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

      The Company has adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and has adopted SFAS No. 142 effective January 1, 2002. The Company performed a transitional assessment of impairment of goodwill by applying fair-value-based tests and has determined that no impairment existed at January 1, 2002. An annual assessment was also performed and the Company determined that no impairment existed at November 1, 2002. The pro forma effect of these new accounting rules on net income and earnings per share is as follows:

	Year Ended December 31,

	2001	2000

	(in thousands, except per
	share amounts)
Net income
Reported net income	$36,336	$62,319
Goodwill amortization, net of tax	4,288	3,768

Pro forma net income	$40,624	$66,087

Earnings per share — basic
Reported	$1.28	$2.29
Goodwill amortization, net of tax	.15	.14

Pro forma earnings per share — basic	$1.43	$2.43

Earnings per share — diluted
Reported	$1.28	$2.28
Goodwill amortization, net of tax	.15	.14

Pro forma earnings per share — diluted	$1.43	$2.42

      The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3-10 years

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2002.

Revenue Recognition

      The Company recognizes product revenue upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery. The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, in January 2001. The adoption of SAB No. 101 did not have a material effect on the financial position or results of operations of the Company.

Segment Information

      The Company has one reportable business segment — metals service centers. The acquisitions made during 2002 did not result in new segments.

      Although a variety of products are sold at each of the Company’s various locations, in total, sales were comprised of 59% carbon steel, 22% aluminum, and 15% stainless steel in 2002; 53% carbon steel, 25% aluminum, and 17% stainless steel in 2001; and 52% carbon steel, 26% aluminum, and 18% stainless steel in 2000.

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

Environmental Remediation Costs

      The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company’s management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

Foreign Currencies

      The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “accumulated other comprehensive loss”

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 2002.

Impact of Recently Issued Accounting Standards

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS No. 143 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, Employer’s Accounting for Postemployment Benefits, and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will adopt SFAS No. 146 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

2. Investment in American Steel

      Through April 30, 2002, the Company owned a 50% interest in the Membership Units of American Steel, L.L.C. (“American Steel”), which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington and processes and distributes primarily carbon steel products. American Industries, Inc. (“Industries”) owned the other 50% interest in American Steel. The Operating Agreement (“Agreement”) gave the Company operating control over the assets and operations of American Steel. However, due to the existence of super-majority veto rights in favor of Industries prior to May 1, 2002, the Company accounted for this investment under the equity method and recorded its share of earnings based upon the terms of the Agreement.

      Effective May 1, 2002, the Agreement was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Agreement were eliminated, among other changes. The Agreement, as amended, provides that the Company may purchase the remaining 49.5% of American Steel during a term of 90 days following the earlier of the death of the owner of Industries or April 1, 2006 and is required to purchase the remaining 49.5% of American Steel if Industries so elects during a term of 90 days following the earlier of the death of the owner of Industries or January 1, 2006. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. American Steel had net sales of approximately $38,300,000 for the eight months ended December 31, 2002. American Steel will continue to maintain a separate credit facility. The Company’s consolidated balance sheet at December 31, 2002 includes assets and liabilities of American Steel of $51,650,000 and $34,912,000, respectively, including $24,470,000 of goodwill and $21,430,000 of debt. All significant intercompany transactions are eliminated in consolidation.

3. Acquisitions

      On September 9, 2002, the Company, through a newly-formed subsidiary, purchased, for approximately $30,000,000, certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc.,

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after final approval of the U.S. Bankruptcy Court, through the Metals USA bankruptcy procedures. The business is now operating under its original name, Pacific Metal Company. Pacific Metal Company has locations in Portland, Eugene, and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho and processes and distributes mainly aluminum and coated carbon steel products. Net sales of Pacific Metal Company were approximately $22,000,000 for the period September 9, 2002 through December 31, 2002. This acquisition broadens the Company’s product offerings and also provides entries into new geographic markets in Idaho and Montana. Pacific Metal Company operates as a wholly-owned subsidiary of the Company. This purchase was funded with borrowings under the Company’s line of credit.

      On April 1, 2002, the Company, through a newly-formed subsidiary, purchased substantially all of the net assets and business of Central Plains Steel Co., a privately-held, full-line carbon steel service center, with facilities in Kansas City and Wichita, Kansas. Central Plains Steel Co. had net sales of approximately $24,600,000 for the nine months ended December 31, 2002, and now operates as a wholly-owned subsidiary of the Company under its former name, Central Plains Steel Co. This acquisition strengthens the Company’s market presence and complements its existing facilities in this area of its geographic network. This purchase was funded with borrowings under the Company’s line of credit.

      Also on April 1, 2002, the Company acquired all of the outstanding stock of Olympic Metals, Inc. (“Olympic”), a privately-held metals service center in Denver, Colorado. Olympic specializes in the processing and distribution of aluminum, red metals and stainless steel products and had net sales of approximately $4,800,000 for the nine months ended December 31, 2002. This acquisition strengthens the Company’s position and broadens its customer base in this area of its existing geographic network. Olympic operated as a wholly-owned subsidiary of the Company until December 31, 2002 when it was merged into the Company and now operates as a division. This acquisition was funded with cash generated from operations.

      On July 2, 2001, through its newly-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”), the Company purchased the assets and assumed certain liabilities of the steel service centers division of Pitt-Des Moines, Inc., a publicly-held company, for approximately $93,200,000. Approximately one-half of the purchase price was paid in cash and one-half was paid by promissory note, which was paid off on July 6, 2001, following completion of a public equity offering. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries. This acquisition strengthens the Company’s position in these products and industries in its existing markets and also provides entries into new geographic markets in Iowa and Nevada. PDM operates as a wholly-owned subsidiary of the Company. PDM is headquartered in Stockton, California, and at the time of the acquisition, had additional facilities in Fresno and Santa Clara, California; Cedar Rapids, Iowa; Sparks, Nevada; Spanish Fork, Utah; and the General Steel Corporation facility in Woodlands, Washington. At the close of business on December 31, 2001, General Steel Corporation was merged into PDM and now operates as a division of PDM. On April 1, 2002, the Cedar Rapids division of PDM began to operate as a division of Liebovich Bros., Inc. (“Liebovich”), a wholly-owned subsidiary of the Company. The cash portion of this acquisition was funded with borrowings under the Company’s line of credit.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the fair values of the assets acquired and liabilities assumed through PDM at the date of the acquisition. There were no intangible assets or goodwill recorded as a result of this acquisition.

At July 2, 2001

(In thousands)
Cash	$5,600
Accounts receivable	23,600
Inventory	35,900
Property, plant and equipment	39,100
Other assets	500

Total assets acquired	104,700

Current liabilities	(11,500)

Total liabilities assumed	(11,500)

Net assets acquired	$93,200

      On January 19, 2001, the Company acquired Aluminum and Stainless, Inc. (“A&S”), a privately-held metals service center in Lafayette, Louisiana. A&S processes and distributes primarily aluminum sheet, plate and bar products and operates as a wholly-owned subsidiary of the Company. The acquisition of A&S was funded with borrowings under the Company’s line of credit. In March 2001, A&S opened a branch in New Orleans, Louisiana through the purchase of certain assets of an existing metals service center.

      On January 18, 2001, the Company acquired Viking Materials, Inc. (“Viking”), a privately-held metals service center in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. (“Viking Illinois”), near Chicago, Illinois. Viking and Viking Illinois provide value-added processing and distribution of primarily carbon steel flat-rolled products. Viking Illinois operated as a wholly-owned subsidiary of Viking through the close of business on December 31, 2001, when it was merged into Viking. Viking operates as a wholly-owned subsidiary of the Company. The acquisition of Viking and Viking Illinois was funded with borrowings under the Company’s line of credit.

      On December 1, 2000, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. (“Siskin”), the Company acquired the outstanding stock of East Tennessee Steel Supply, Inc. (“East Tennessee”), a privately-held metals service center located in Morristown, Tennessee. East Tennessee provides its customers in the Southeast region of the United States with value-added processing and distribution of carbon steel plate, bar and structurals. East Tennessee operated as a wholly-owned subsidiary of Siskin until the close of business on December 31, 2001, when it was merged into Siskin. The purchase of East Tennessee was funded with cash generated from operations.

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 5, 2000, through its newly-formed company, Hagerty Steel & Aluminum Company (“Hagerty”), the Company purchased the net assets and business of the metals service center division of Hagerty Brothers Company, located in Peoria, Illinois. Hagerty processes and distributes primarily carbon steel products. Hagerty operated as a wholly-owned subsidiary of Liebovich until the close of business on December 31, 2001, when it was merged into Liebovich. The Hagerty assets were acquired with funds from borrowings under the Company’s line of credit.

      These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. In 2002, the Company recorded $1,100,000 as an intangible asset subject to amortization over 11 years related to the customer list of an acquired company and $3,000,000 as an intangible asset not subject to amortization related to the trade name of an acquired company (included in goodwill on the balance sheet). There were no material intangible asset additions in 2001. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $34,173,000 (including $24,470,000 related to the consolidation of American Steel) for the year ended December 31, 2002. Of this amount, $4,289,000 is expected to be deductible for tax purposes in future years. Amortization expense for goodwill amounted to approximately $7,099,000 and $6,197,000 for the years ended December 31, 2001 and 2000, respectively.

      The operating results of these acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2002, 2001 or 2000, appropriately, or of any potential results which may occur in the future.

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Proforma (unaudited):
Net sales	$1,823,669	$1,954,431	$2,087,139
Net income	$31,809	$44,678	$70,867
Earnings per share — diluted	$1.00	$1.57	$2.60
Earnings per share — basic	$1.00	$1.58	$2.60

4. Intangible Assets

      At December 31, 2002 net intangible assets of approximately $4,505,000 are included in other assets, and consist of the following:

	Gross Carrying	Accumulated
	Amount	Amortization

	(In thousands)
Covenants not to compete	$5,953	$(4,959)
Loan fees	3,586	(1,309)
Customer list	1,100	(33)
Other	352	(185)

	$10,991	$(6,486)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unamortizable intangible assets of $3,000,000 are included in goodwill as of December 31, 2002.

      Amortization expense for intangible assets amounted to approximately $1,355,000, $1,541,000 and $1,227,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2003	$1,171
2004	1,065
2005	849
2006	555
2007	186

5. Inventories

      Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2002 and 2001, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $14,238,000 and $6,225,000, respectively. Inventories of $69,201,000 and $80,208,000 at December 31, 2002 and 2001, respectively, were stated on the FIFO method, which is not in excess of market. In 2001, the Company experienced an overall decrement in their LIFO layers, providing $11,680,000 of pretax income, as a result of historically low metals costs and a decrease in inventory quantities.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2002	2001

	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.18% during 2002 (3.50% during 2001)	$38,000	$47,000
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	65,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during 2002 of 1.34% (3.04% during 2001)	2,750	2,900
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during 2002 of 1.71% (3.16% during 2001)	2,225	2,400
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due June 30, 2004, interest at variable rates, weighted average rate of 5.68% during the eight months ended December 31, 2002	21,430	—

Total	344,405	342,300
Less amounts due within one year	(325)	(10,325)

Total long-term debt	$344,080	$331,975

      The Company has a five-year syndicated credit agreement, as amended effective December 31, 2002, with nine banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At December 31, 2002, the Company also had $10,900,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $39,100,000 of letters of credit. The Company has $280,000,000 of outstanding senior unsecured notes issued in private placements of debt. These notes bear interest at an average fixed rate of 6.83% and have an average remaining life of 4.8 years, maturing from 2004 to 2010. American Steel’s credit agreement, as amended June 30, 2002, is secured by its working capital.

      The Company’s credit agreements require the maintenance of a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends payable, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.25%.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2003	$325
2004	43,830
2005	46,400
2006	87,475
2007	20,475
Thereafter	145,900

$344,405

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

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$7,015	$12,000
Unicap	5,077	3,022
Bad debt	2,129	2,205
Other	568	936

Total deferred tax assets	14,789	18,163

Deferred tax liabilities:
Tax over book depreciation	(21,140)	(22,235)
LIFO inventory	(3,913)	(7,255)
Goodwill	(9,472)	(6,198)
Other	(1,181)	—

Total deferred tax liabilities	(35,706)	(35,688)

Net deferred tax liabilities	$(20,917)	$(17,525)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision for income taxes are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$13,449	$20,704	$33,373
State	2,708	5,261	6,664

	16,157	25,965	40,037
Deferred:
Federal	3,467	(1,138)	81
State	(71)	(1,004)	150

	3,396	(2,142)	231

	$19,553	$23,823	$40,268

      The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.4	3.4	3.8
Other	.9	1.2	.4

Effective tax rate	39.3%	39.6%	39.2%

8. Stock Option Plans

      In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (“the 1994 Plan”). In May 2001, the shareholders approved an amendment to the 1994 Plan which increased the number of shares with respect to which options may be granted to 2,500,000 shares. There are 1,868,287 shares available for issuance with 1,227,850 of these shares granted and outstanding under the 1994 Plan as of December 31, 2002. The 1994 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under the 1994 Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price

Outstanding at January 1, 2000	1,138,413	$17.94
Granted	146,500	$22.00
Exercised	(182,863)	$8.99
Expired	(36,750)	$19.38

Outstanding at December 31, 2000	1,065,300	$19.99
Granted	193,000	$25.25
Exercised	(107,350)	$14.79
Expired	(39,125)	$19.63

Outstanding at December 31, 2001	1,111,825	$21.42
Granted	345,500	$25.60
Exercised	(170,600)	$20.34
Expired	(58,875)	$23.55

Outstanding at December 31, 2002	1,227,850	$22.64

      In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. There are 292,000 shares of the Company’s common stock available for issuance with 157,500 of these shares granted and outstanding under the Directors Plan as of December 31, 2002. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company (the “Board”) authority to grant options to acquire the Company’s common stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Of the 105,000 options granted in March 1999, 20% were immediately exercisable upon grant, with 20% becoming exercisable in each of the following four years, as specifically approved by the Board.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transactions under the Directors Plan are as follows:

		Weighted
		Average
Stock Options	Shares	Exercise Price

Outstanding at January 1, 2000	156,000	$20.52
Granted	—	—
Exercised	(6,000)	$18.83
Expired	—	—

Outstanding at December 31, 2000	150,000	$20.59
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2001	150,000	$20.59
Granted	7,500	$26.39
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2002	157,500	$20.87

      The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted Average	Weighted		Weighted Average
		Remaining	Average		Exercise Price
Range of	Outstanding at	Contractual Life In	Exercise	Exercisable at	Options
Exercise Price	December 31, 2002	Years	Price	December 31, 2002	Exercisable

$18 — $22	680,600	1.3	$19.53	472,694	$19.39
$23 — $27	704,750	2.8	$25.25	225,750	$24.70

$18 — $27	1,385,350	2.1	$22.44	698,444	$21.11

      In December 2002, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the proforma amounts shown below:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Proforma:
Net income	$28,976	$35,202	$61,192
Earnings per share:
Diluted	$.91	$1.24	$2.24
Basic	$.91	$1.24	$2.25

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2002	2001	2000

Risk free interest rate	3.50%	5.75%	6.10%
Expected life in years	4	4	4
Expected volatility	.27	.26	.28
Expected dividend yield	.93%	.90%	.80%

9. Employee Benefits

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

      Various 401(k) and profit sharing plans were maintained by the Company and its subsidiaries. Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan will continue to allow each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2002.

      Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee (“Committee”) of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. A separate SERP plan exists for one of the companies acquired during 1998 and for the Company’s 50.5%-owned company, each of which provides post-retirement pension benefits to its respective key employees. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with a value of $10,247,000 and $7,704,000 at December 31, 2002 and 2001, respectively.

      The net periodic pension costs for the SERP plans were as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Service cost	$352	$333	$303
Interest cost	818	598	530
Recognized gains	238	86	67
Prior service cost recognized	200	196	196

	$1,608	$1,212	$1,096

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the status of the funding of the SERP plans:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,365	$8,234	$7,093
Service cost	352	333	303
Interest cost	818	598	530
Actuarial losses	1,298	688	542
Benefits paid	(467)	(219)	(234)

Benefit obligation at end of year	$13,366	$9,634	$8,234

Funded status
Funded status of the plan	$(13,366)	$(9,634)	$(8,234)
Unrecognized net actuarial losses	3,151	2,068	1,466
Unamortized prior service cost	1,179	1,370	1,565
Additional liability	(1,054)	(531)	—

Net amount recognized	$(10,090)	$(6,727)	$(5,203)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(5,178)	$(3,220)	$(2,332)
Prepaid benefit costs	(3,858)	(2,976)	(3,328)
Intangible asset	(5)	—	121
Other comprehensive income	(1,049)	(531)	336

Net amount recognized	$(10,090)	$(6,727)	$(5,203)

      In determining the actuarial present value of projected benefit obligations for the Company’s SERP plans, the assumptions were as follows:

	2002	2001	2000

Weighted average assumptions
Discount rate	6.50%	6.75%	7.0%
Rate of compensation increase	3.0%-6.0%	3.0%-6.0%	6.0%

      Through the purchase of the net assets of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001, the Company, through its subsidiary PDM, maintains defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. The affected participants will be eligible to participate in the Company’s Master Plan at that time.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic pension costs for the defined benefit pension plans covering certain employees were as follows:

	Year Ended	Six Months Ended
	December 31,	December 31,
	2002	2001

	(In thousands)
Service cost	$395	$307
Interest cost	419	290
Expected return on plan assets	(428)	(324)
Prior service cost recognized	(11)	(11)
Amortization of transitional obligation	—	(25)

	$375	$237

      The following is a summary of the status of the funding of the defined benefit plans:

	Year Ended	Six Months Ended
	December 31,	December 31,
	2002	2001

	(In thousands)
Change in benefit obligation
Benefit obligation from acquired company	$6,144	$5,356
Service cost	395	307
Interest cost	419	290
Actuarial losses	100	479
Benefits paid	(388)	(288)
Plan amendments	9	—
Discount rate changes	135	—

Benefit obligation at end of year	$6,814	$6,144

Change in plan assets
Fair value of plan assets	$5,662	$5,762
Actual return on plan assets	(586)	180
Benefits paid	(408)	280

Fair value of plan assets at end of year	$4,668	$5,662

Funded status
Funded status of the plan	$(2,147)	$(482)
Unrecognized net actuarial losses	1,487	179
Unamortized prior service cost	(54)	(34)

Net amount recognized	$(714)	$(337)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(963)	$(694)
Prepaid benefit cost	170	357
Intangible asset	9	—
Accumulated other comprehensive income	70	—

Net amount recognized	$(714)	$(337)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In determining the actuarial present value of projected benefit obligations for the Company’s defined benefit plans, the assumptions were as follows:

	2002	2001

Weighted average assumptions
Discount rate	6.75%	7.0%
Expected long-term rate of return on plan assets	7.0%-8.5%	7.0%
Rate of compensation increase	4.0%-4.5%	4.0%

      The Company participates in various multi-employer pension plans covering certain employees not covered under the Company’s benefit plans pursuant to agreements between the Company and collective bargaining units, who are members of such plans. In 2002, the Company made contributions to multi-employer defined benefit plans related to collective bargaining agreements in the amount of $2,086,000. Prior to 2002, the Company was unable to determine the amount of contributions made to defined benefit plans related to collective bargaining agreements.

      The Company’s contribution expense for Company sponsored retirement plans was as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Master Plan	$4,543	$3,948	$3,792
Employee Stock Ownership Plan	800	800	800
Supplemental Executive Retirement Plans	1,608	1,212	1,096
Defined Benefit Plans	375	237	—

	$7,326	$6,197	$5,688

      The Company has a Key-Man Incentive Plan (the “Incentive Plan”) for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2002, 2001 and 2000, this incentive compensation bonus was payable 75% in cash and 25% in the Company’s common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $2,521,000 and $2,684,000 under the Incentive Plan as of December 31, 2002 and 2001, respectively. In March 2002 and 2001, the Company issued 8,886 and 8,334 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 2001 and 2000, respectively.

10. Shareholders’ Equity

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 1998, the Board approved the purchase of up to an additional 3,750,000 shares of the Company’s outstanding common stock through its Stock Repurchase Plan (“Repurchase Plan”), for a total of up to 6,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2002, the Company had repurchased a total of 5,538,275 shares of its common stock under the Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares in 2002 and 2001. During 2000, 2,865,950 shares were repurchased by the Company, including those purchased in the private transaction discussed above, at an average price of $19.64 per share.

      SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	December 31,

	2002	2001

	(In thousands)
Foreign currency translation adjustments	$(468)	$(1,006)
Unrealized loss on investments	(321)	—
Minimum pension liability	(1,049)	—

	$(1,838)	$(1,006)

      Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The 2002 adjustments to unrealized loss on investments and minimum pension liability are $195,000 and $637,000 net of taxes, respectively.

11. Commitments and Contingencies

      The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2013. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2002 (in thousands):

2003	$14,987
2004	12,145
2005	10,050
2006	7,836
2007	5,701
Thereafter	6,828

$57,547

      Total rental expense amounted to $18,930,000, $14,625,000 and $12,273,000 for 2002, 2001 and 2000, respectively.

      Included in the amounts above are lease payments to various related parties in the amount of $4,651,000, $2,482,000 and $2,014,000 for 2002, 2001 and 2000, respectively. These related party leases are for buildings and expire in various years through 2008.

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

	Year Ended December 31,

	2002	2001	2000

	(In thousands except per
	share amounts)
Numerator:
Net income	$30,167	$36,336	$62,319

Denominator:
Denominator for basic earnings per share — weighted average shares	31,687	28,336	27,215

Effect of dilutive securities:
Stock options	112	134	74

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,799	28,470	27,289

Earnings per share — diluted	$.95	$1.28	$2.28

Earnings per share — basic	$.95	$1.28	$2.29

      The computations of earnings per share for 2002, 2001 and 2000 do not include 45,000, 322,000 and 385,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

	March 31,	June 30,	September 30,	December 31,

	(In thousands except per share amounts)
2002:
Net sales	$405,486	$450,166	$454,840	$434,513
Cost of sales	$293,941	$324,123	$329,321	$320,866
Net income	$7,491	$10,774	$9,965	$1,937
Earnings per share — diluted	$.24	$.34	$.31	$.06
2001:
Net sales	$432,905	$411,982	$430,066	$382,021
Cost of sales	$312,578	$297,170	$311,671	$273,093
Net income	$12,752	$11,418	$7,792	$4,374
Earnings per share — diluted	$.50	$.45	$.25	$.14
2000:
Net sales	$430,841	$440,903	$443,652	$411,269
Cost of sales	$313,853	$321,738	$325,254	$296,152
Net income	$16,131	$16,696	$15,823	$13,669
Earnings per share — diluted	$.58	$.60	$.57	$.53

      Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

	(In thousands)
Year Ended December 31, 2000
Allowance for uncollectible accounts	$6,351	$2,928	$50	$2,623(1)	$6,706
Year Ended December 31, 2001
Allowance for uncollectible accounts	$6,706	$3,986	$280	$5,555(1)	$5,417
Year Ended December 31, 2002
Allowance for uncollectible accounts	$5,417	$4,554	$451	$5,264(1)	$5,158

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There have been no changes in or disagreements with the Company’s accountants on any accounting or financial disclosure issues.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

Item 13.	Certain Relationships and Related Transactions.

      The narrative information included under the caption “Certain Transactions” on page 18 of the Proxy Statement is incorporated herein by reference.

Item 14.	Controls and Procedures.

      (a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

      (b) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

(1) Financial Statements (Included in Item 8.)

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

                Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                Notes to Consolidated Financial Statements

                Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2002, 2001 and 2000

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

           (3) Exhibits

3.	01	Registrant’s Restated Articles of Incorporation(1)
3.	02	Registrant’s Amended and Restated Bylaws(1)
3.	03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)
10.	01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(7)
10.	02	Registrant’s Form of Indemnification Agreement for officers and directors(1)
10.	03	Incentive Bonus Plans(1)
10.	04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)
10.	05	Credit Agreement for the $200 Million Syndicated Credit Facility dated October 22, 1997(4)
10.	06	Amendment No. Two to Credit Agreement dated October 22, 1997(5)
10.	07	Amendment No. Three to Credit Agreement dated October 22, 1997(5)
10.	08	Amendment No. Four to Credit Agreement dated October 22, 1997(6)
10.	09	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)
10.	10	Credit Agreement dated October 24, 2001(8)
10.	11	Amendment No. One to Credit Agreement dated October 24, 2001
10.	12	Amendment No. Two to Credit Agreement dated October 24, 2001(9)
21.	01	Subsidiaries of Registrant
23.	01	Consent of Ernst & Young LLP
24.	01	Power of Attorney(10)
99.	03	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1997.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1998.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2000.

(7)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(9)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003 as Commission File No. 001-13122.

(10)	Set forth on page 61 of this report.

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 27th day of March, 2003.

RELIANCE STEEL & ALUMINUM CO.

By:	/s/ DAVID H. HANNAH

David H. Hannah
Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

      I, David H. Hannah, hereby certify that:

1. I have reviewed this annual report on Form 10-K of Reliance Steel & Aluminum Co., a California corporation (the “Company”), for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c) presented in this annual report the undersigned’s conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID H. HANNAH

David H. Hannah
Chief Executive Officer

Dated: March 27, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

      I, Karla R. McDowell, hereby certify that:

1. I have reviewed this annual report on Form 10-K of Reliance Steel & Aluminum Co., a California corporation (the “Company”), for the year ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c) presented in this annual report the undersigned’s conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KARLA R. MCDOWELL

Karla R. McDowell
Executive Vice President and Chief Financial Officer

Dated: March 27, 2003

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

Signature	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Director	March 27, 2003

/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	March 27, 2003

/s/ KARLA R. MCDOWELL Karla R. McDowell	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	March 27, 2003

/s/ JOE D. CRIDER Joe D. Crider	Chairman of the Board; Director	March 27, 2003

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	March 27, 2003

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 27, 2003

/s/ ROBERT HENIGSON Robert Henigson	Director	March 27, 2003

/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	March 27, 2003

/s/ KARL H. LORING Karl H. Loring	Director	March 27, 2003

/s/ WILLIAM I. RUMER William I. Rumer	Director	March 27, 2003

/s/ LESLIE A. WAITE Leslie A. Waite	Director	March 27, 2003

EXHIBIT INDEX

			Sequentially
Exhibit			Numbered
Number		Description	Page

3.	01	Registrant’s Restated Articles of Incorporation(1)
3.	02	Registrant’s Amended and Restated Bylaws(1)
3.	03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)
10.	01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(7)
10.	02	Registrant’s Form of Indemnification Agreement for officers and directors(1)
10.	03	Incentive Bonus Plan(1)
10.	04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)
10.	05	Credit Agreement for the $200 Million Syndicated Credit Facility dated October 22, 1997(4)
10.	06	Amendment No. Two to Credit Agreement dated October 22, 1997(5)
10.	07	Amendment No. Three to Credit Agreement dated October 22, 1997(5)
10.	08	Amendment No. Four to Credit Agreement dated October 22, 1997(6)
10.	09	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)
10.	10	Credit Agreement dated October 24, 2001(8)
10.	11	Amendment No. One to Credit Agreement dated October 24, 2001
10.	12	Amendment No. Two to Credit Agreement dated October 24, 2001(9)
21.	01	Subsidiaries of Registrant
23.	01	Consent of Ernst & Young LLP
24.	01	Power of Attorney(10)
99.	03	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1997.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 1998.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2000.

(7)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(9)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003 as Commission File No. 001-13122.

(10)	Set forth on page 61 of this report.