Form 10-Q
period 2003-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2003-05-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................................... to .............................................

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

     As of April 30, 2003, 31,766,497 shares of the registrant’s common stock, no par value, were outstanding.

PART I — FINANCIAL INFORMATION 1
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quantitative and Qualitative Disclosures About Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT 99.5

RELIANCE STEEL & ALUMINUM CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION	1
Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002	1
Unaudited Consolidated Statements of Income for the Three Month Periods Ended March 31, 2003 and March 31, 2002	2
Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and March 31, 2002	3
Notes to Consolidated Financial Statements	4
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Quantitative and Qualitative Disclosures about Market Risk	9
Controls and Procedures	9
PART II — OTHER INFORMATION	11
SIGNATURES	12
CERTIFICATIONS	13

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,168	$9,305
Accounts receivable, less allowance for doubtful accounts of $5,536 at March 31, 2003 and $5,158 at December 31, 2002, respectively	209,186	190,191
Inventories	305,449	307,385
Prepaid expenses and other current assets	11,709	10,874
Deferred income taxes	14,789	14,789

Total current assets	553,301	532,544
Property, plant and equipment, at cost:
Land	52,479	52,469
Buildings	181,491	180,995
Machinery and equipment	239,759	237,912
Accumulated depreciation	(171,507)	(165,187)

	302,222	306,189
Goodwill	284,276	284,276
Other assets	15,382	16,238

Total assets	$1,155,181	$1,139,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,524	$77,511
Accrued expenses	44,512	40,894
Wages and related accruals	14,626	20,160
Deferred income taxes	4,034	4,034
Current maturities of long-term debt	22,325	325

Total current liabilities	191,021	142,924
Long-term debt	308,940	344,080
Deferred income taxes	31,117	31,672
Minority interest	9,982	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 31,766,497 at March 31, 2003 and 31,752,087 at December 31, 2002, respectively, stated capital	294,721	294,503
Retained earnings	320,862	317,189
Accumulated other comprehensive loss	(1,462)	(1,838)

Total shareholders’ equity	614,121	609,854

Total liabilities and shareholders’ equity	$1,155,181	$1,139,247

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$450,823	$405,486
Cost of sales	331,420	293,941

Gross profit	119,403	111,545
Operating expenses:
Warehouse, delivery, selling, general and administrative	97,884	87,709
Depreciation	7,198	6,393

Income from operations	14,321	17,443
Other income (expense):
Interest expense	(5,606)	(5,370)
Amortization expense	(306)	(428)
Other income, net	563	634

Income before equity in earnings of 50%-owned company, minority interest and income taxes	8,972	12,279
Equity in earnings of 50%-owned company	—	124
Minority interest	225	—

Income before provision for income taxes	9,197	12,403
Provision for income taxes	3,618	4,912

Net income	$5,579	$7,491

Earnings per share – diluted	$.18	$.24

Weighted average shares outstanding – diluted	31,755,609	31,728,721

Earnings per share – basic	$.18	$.24

Weighted average shares outstanding – basic	31,755,609	31,590,853

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net income	$5,579	$7,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,504	6,821
Gain on sales of machinery and equipment	(45)	(4)
Equity in earnings of 50%-owned company	––	(124)
Minority interest	(225)	––
Changes in operating assets and liabilities:
Accounts receivable	(18,995)	(25,656)
Inventories	1,936	15,733
Prepaid expenses and other assets	(286)	200
Accounts payable and accrued expenses	26,097	3,963

Net cash provided by operating activities	21,565	8,424
Investing activities:
Purchases of property, plant and equipment, net	(3,296)	(3,936)
Proceeds from sales of property and equipment	110	54
Dividends received from 50%-owned company	—	438

Net cash used in investing activities	(3,186)	(3,443)
Financing activities:
Proceeds from borrowings	4,035	5,000
Principal payments on long-term debt and short-term borrowings	(17,175)	(18,175)
Payments to minority shareholders	(378)	—
Dividends paid	(1,905)	(1,896)
Issuance of common stock	218	883

Net cash used in financing activities	(15,205)	(14,188)
Effect of exchange rate changes on cash	(311)	(37)

Increase (decrease) in cash and cash equivalents	2,863	(9,244)
Cash and cash equivalents at beginning of period	9,305	9,931

Cash and cash equivalents at end of period	$12,168	$687

Supplemental cash flow information:
Interest paid during the period	$995	$560
Income taxes paid during the period	$309	$53

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three months in the period ended March 31, 2003 are not necessarily indicative of the results for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Reliance Steel & Aluminum Co. Form 10-K. Certain reclassifications to the presentation of the 2002 income statement have been made to conform to the 2003 presentation.

2.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2003	2002

	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 2.86% during the three months ended March 31, 2003	$24,000	$38,000
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.66%	55,000	55,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the three months ended March 31, 2003 of 1.05%	2,750	2,750
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during the three months ended March 31, 2003 of 1.40%	2,050	2,225
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due June 30, 2004, interest at variable rates, weighted average rate of 4.88% during the three months ended March 31, 2003	22,465	21,430

Total	331,265	344,405
Less amounts due within one year	(22,325)	(325)

Total long-term debt	$308,940	$344,080

The Company has a five-year syndicated credit agreement, as amended effective December 31, 2002, with nine banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At March 31, 2003 the Company also had $10,900,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $39,100,000 of letters of credit. The Company has $280,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.83% and have an average remaining life of 4.5 years, maturing from 2004 to 2010. American Steel’s credit agreement, as amended effective March 31, 2003, is secured by its working capital.

The Company’s long-term loan agreements require the maintenance of a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends payable, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.30%.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

3.	Shareholders’ Equity

In March 2003, 14,410 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2002.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	March 31,	December 31,

	2003	2002

	(In thousands)
Foreign currency translation adjustments	$(605)	$(468)
Unrealized loss on investments	(220)	(321)
Minimum pension liability	(637)	(1,049)

	$(1,462)	$(1,838)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $143,000 and $412,000, respectively, as of March 31, 2003.

4.	Stock Option Plans

In December 2002, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation cost based on the estimated fair value of the

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share amounts)
Reported net income	$5,579	$7,491
Stock-based employee compensation cost, net of tax	168	203

Pro forma net income	$5,411	$7,288

Earnings per share — basic
Reported	$.18	$.24
Stock-based employee compensation cost, net of tax	.01	.01

Pro forma earnings per share — basic	$.17	$.23

Earnings per share — diluted
Reported	$.18	$.24
Stock-based employee compensation cost, net of tax	.01	.01

Pro forma earnings per share — diluted	$.17	$.23

5.	Earnings Per Share

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income	$5,579	$7,491

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	31,756	31,591

Effect of dilutive securities:
Stock options	—	138

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,756	31,729

Earnings per share – diluted	$.18	$.24

Earnings per share – basic	$.18	$.24

The computations of earnings per share for the three months ended March 31, 2003 and 2002 do not include 1,303,350 and 7,500 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the three month periods ended March 31, 2003 and March 31, 2002 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2003		2002

		% of		% of
	$	Net Sales	$	Net Sales

Net sales	$450,823	100.0%	$405,486	100.0%
Gross profit	119,403	26.5	111,545	27.5
S,G&A expenses	97,884	21.7	87,709	21.6
Depreciation expense	7,198	1.6	6,393	1.6

Income from operations	$14,321	3.2%	$17,443	4.3%

2002 Acquisitions

On September 9, 2002, through a newly-formed company, we purchased certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., for approximately $30 million, after final approval of the U.S. Bankruptcy Court, through the Metals USA bankruptcy procedures. This business is now operating under its original name, Pacific Metal Company, with locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho. Pacific Metal Company processes and distributes mainly aluminum and coated carbon steel products.

On April 1, 2002, we purchased substantially all of the net assets and business of Central Plains Steel Co. through a newly-formed subsidiary that is now operating under the same name. Central Plains Steel Co. is a full-line carbon steel service center with facilities in Kansas City and Wichita, Kansas.

Also on April 1, 2002, we acquired all of the outstanding stock of Olympic Metals, Inc., a metals service center in Denver, Colorado. Olympic Metals specializes in the processing and distribution of aluminum, red metals and stainless steel products. We merged Olympic Metals, Inc. into Reliance effective December 31, 2002, and it now operates as the Olympic Metals division of the Company.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

In the three months ended March 31, 2003, our consolidated net sales increased 11.2% to $450.8 million, compared to $405.5 million for the first three months of 2002. Tons sold in the first quarter 2003 were approximately the same as the 2002 quarter, however, there was an increase in our average selling price per ton of 11.1%. The increase in our average selling price per ton resulted mainly due to the significant increases in our costs of carbon steel flat-rolled products experienced in the second half of 2002. These prices experienced some downward pressure in the

2003 first quarter compared to the second half of 2002, but were still significantly higher than in the 2002 first quarter. Prices for most other metals that we sell remained at or near the low levels that existed in early 2002.

Our same-store sales (excludes sales of businesses we acquired in 2002) increased $6.1 million, or 1.5%, with a decline in our first quarter 2003 tons sold of 8.9% as compared to first quarter 2002, and an increase in our average selling price per ton of 11.4%. The decrease in our same-store tons sold was due to the continued low demand levels being experienced in all of our end markets. The increase in the same-store average selling price per ton was due to the increased carbon steel flat-rolled pricing.

Total gross profit increased 7.1% to $119.4 million for the first three months of 2003 (including the gross profit on sales from the companies we acquired in 2002), compared to $111.5 million in the first three months of 2002. As a percentage of sales, gross profit decreased to 26.5% in the three months ended March 31, 2003, from 27.5% in the three months ended March 31, 2002, mainly due to increased competitive pressures.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $10.2 million, or 11.6%, in the first three months of 2003 compared to the corresponding period of 2002, because of the S,G&A expenses of the companies we acquired in 2002. As a percentage of sales, our S,G&A expenses of 21.7% in the first quarter of 2003 were comparable to 21.6% in the first quarter of 2002.

Depreciation expense increased $0.8 million during the three months ended March 31, 2003 compared to the corresponding period of 2002 primarily due to depreciation expense of the companies we acquired in 2002, as well as depreciation expense on 2002 capital expenditures.

Our interest expense increased to $5.6 million in the first quarter of 2003 compared to $5.4 million in the 2002 first quarter mainly because of interest expense on the outstanding borrowings of American Steel that were consolidated in the 2003 quarter but not in the 2002 quarter.

Our effective income tax rate decreased to 39.3% for the first quarter of 2003, compared to 39.6% for the 2002 period. The 2003 rate is consistent with the 2002 full year rate, which took into account shifts in our geographic composition from acquisitions and changes in economic conditions.

Liquidity and Capital Resources

At March 31, 2003, our working capital was $362.3 million compared to $389.6 million at December 31, 2002. The decrease was mainly due to an increase in the current portion of long-term debt, and in our accounts payable, partially offset by increased accounts receivable resulting from improved sales levels in the first quarter of 2003 compared to the fourth quarter of 2002 levels. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $21.6 million was provided by operations in the three months ended March 31, 2003, as compared to $8.4 million of cash provided by operations during the corresponding period of 2002. Cash provided by our operations was used to pay down debt of $13.1 million during the 2003 first quarter. At March 31, 2003 our net debt-to-total capital ratio was 34.2% compared to 35.5% at December 31, 2002.

Our syndicated credit facility, as amended effective December 31, 2002, is with nine banks and has a borrowing limit of $335.0 million which may be increased to $400.0 million. As of March 31, 2003, $24.0 million was outstanding under this credit facility. We also had $10.9 million of letters of credit outstanding under our syndicated credit agreement. American Steel has a credit agreement, as amended effective March 31, 2003, that is secured by its working capital and has a borrowing limit of $24.0 million. As of March 31, 2003, $22.5 million was outstanding on American Steel’s credit facility. We also have agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $280.0 million. The outstanding senior notes have maturity dates ranging from 2004 to 2010, with an average remaining life of 4.5 years, and bear interest at an average fixed rate of 6.83% per annum. The syndicated credit facility and senior note agreements require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we may pay.

Capital expenditures were $3.3 million for the three months ended March 31, 2003. We had no material commitments for capital expenditures as of March 31, 2003.

Seasonality

Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $284.3 million at March 31, 2003, or approximately 24.6% of total assets or 46.3% of consolidated shareholders’ equity.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2002 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of March 31, 2003.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2002 Form 10-K.

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

Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.05 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated April 17, 2003, disclosing its press release dated April 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 9, 2003	By:	/s/	David H. Hannah

David H. Hannah Chief Executive Officer

	By:	/s/	Karla R. McDowell

Karla R. McDowell Executive Vice President and Chief Financial Officer

Certification of Principal Executive Officer
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

I, David H. Hannah, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliance Steel & Aluminum Co., a California corporation (the “Company”), for the quarterly period ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	/s/	David H. Hannah

David H. Hannah Chief Executive Officer

Certification of Principal Financial Officer
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

I, Karla McDowell, hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliance Steel & Aluminum Co., a California corporation (the “Company”), for the quarterly period ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	/s/	Karla R. McDowell

Karla R. McDowell Executive Vice President and Chief Financial Officer