Form 10-Q
period 2003-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2003-08-14
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

As of July 31, 2003, 31,788,997 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,063	$9,305
Accounts receivable, less allowance for doubtful accounts of $5,344 at June 30, 2003 and $5,158 at December 31, 2002	207,650	190,191
Inventories	291,679	307,385
Prepaid expenses and other current assets	11,124	10,874
Deferred income taxes	14,789	14,789

Total current assets	544,305	532,544
Property, plant and equipment, at cost:
Land	52,016	52,469
Buildings	180,769	180,995
Machinery and equipment	242,447	237,912
Accumulated depreciation	(177,531)	(165,187)

	297,701	306,189
Goodwill	284,304	284,276
Other assets	14,422	16,238

Total assets	$1,140,732	$1,139,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,392	$77,511
Accrued expenses	41,955	40,894
Wages and related accruals	15,605	20,160
Deferred income taxes	4,034	4,034
Current maturities of long-term debt	22,325	325

Total current liabilities	197,311	142,924
Long-term debt	283,175	344,080
Deferred income taxes	31,190	31,672
Minority interest	9,893	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares – 5,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares – 100,000,000	294,721	294,503
Issued and outstanding shares 31,766,497 at June 30, 2003 and 31,752,087 at December 31, 2002, stated capital	294,721	294,503
Retained earnings	325,348	317,189
Accumulated other comprehensive loss	(906)	(1,838)

Total shareholders’ equity	619,163	609,854

Total liabilities and shareholders’ equity	$1,140,732	$1,139,247

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$456,329	$450,166
Cost of sales	336,957	324,123

Gross profit	119,372	126,043
Operating expenses:
Warehouse, delivery, selling, general and administrative	97,146	96,214
Depreciation	7,221	6,810

Income from operations	15,005	23,019
Other income (expense):
Interest expense	(5,511)	(5,668)
Amortization expense	(311)	(301)
Other income, net	1,141	603

Income before equity in earnings of 50%-owned company, minority interest and income taxes	10,324	17,653
Equity in earnings of 50%-owned company	—	140
Minority interest	208	43

Income before provision for income taxes	10,532	17,836
Provision for income taxes	4,140	7,062

Net income	$6,392	$10,774

Earnings per share – diluted	$.20	$.34

Weighted average shares outstanding – diluted	31,767,381	31,920,602

Earnings per share – basic	$.20	$.34

Weighted average shares outstanding – basic	31,766,497	31,683,600

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Six Months Ended
	June 30,

	2003	2002

Net sales	$907,152	$855,652
Cost of sales	668,377	618,064

Gross profit	238,775	237,588
Operating expenses:
Warehouse, delivery, selling, general and administrative	195,030	183,922
Depreciation	14,419	13,202

Income from operations	29,326	40,464
Other income (expense):
Interest expense	(11,117)	(11,037)
Amortization expense	(617)	(730)
Other income, net	1,704	1,236

Income before equity in earnings of 50%-owned company, minority interest and income taxes	19,296	29,933
Equity in earnings of 50%-owned company	—	263
Minority interest	433	43

Income before provision for income taxes	19,729	30,239
Provision for income taxes	7,758	11,974

Net income	$11,971	$18,265

Earnings per share – diluted	$.38	$.57

Weighted average shares outstanding – diluted	31,761,632	31,824,993

Earnings per share – basic	$.38	$.58

Weighted average shares outstanding – basic	31,761,083	31,637,483

Cash dividends per share	$.12	$.12

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income	$11,971	$18,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,036	13,932
(Gain) loss on sales of property and equipment	(818)	1
Equity in earnings of 50%-owned company	—	(263)
Minority interest	(433)	173
Changes in operating assets and liabilities:
Accounts receivable	(17,459)	(29,075)
Inventories	15,706	23,880
Prepaid expenses and other assets	921	1,942
Accounts payable and accrued expenses	32,529	17,486

Net cash provided by operating activities	57,453	46,341
Investing activities:
Purchases of property, plant and equipment, net	(7,939)	(8,664)
Proceeds from sales of property and equipment	2,826	123
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(24,144)
Dividends received from 50%-owned company	—	444

Net cash used in investing activities	(5,113)	(32,241)
Financing activities:
Proceeds from borrowings	8,305	62,800
Principal payments on long-term debt and short-term borrowings	(47,210)	(79,505)
Payments to minority partner	(378)	(1,879)
Dividends paid	(3,812)	(3,797)
Issuance of common stock	218	3,475

Net cash used in financing activities	(42,877)	(18,906)
Effect of exchange rate changes on cash	295	519

Increase (decrease) in cash and cash equivalents	9,758	(4,287)
Cash and cash equivalents at beginning of period	9,305	9,931

Cash and cash equivalents at end of period	$19,063	$5,644

Supplemental cash flow information:
Interest paid during the period	$11,258	$6,319
Income taxes paid during the period	$3,771	$11,016

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K. Certain reclassifications have been made to the 2002 income statement to conform to the 2003 presentation.

2.     Impact of Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements. FIN 45 was adopted by the Company and did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation is applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

3.     Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 2.90% during the six months ended June 30, 2003	$—	$38,000
Senior unsecured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the six months ended June 30, 2003 of 1.12%	2,750	2,750
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the six months ended June 30, 2003 of 1.44%	2,050	2,225
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due June 30, 2005, interest at variable rates, weighted average rate of 4.94% during the six months ended June 30, 2003	20,700	21,430

Total	305,500	344,405
Less amounts due within one year	(22,325)	(325)

Total long-term debt	$283,175	$344,080

The Company has a five-year syndicated credit agreement, as amended effective December 31, 2002, with nine banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At June 30, 2003, the Company also had $10,900,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $39,100,000 of letters of credit. The Company has $280,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.83% and have an average life of 4.3 years, maturing from 2004 to 2010. American Steel’s credit agreement, as amended, effective June 30, 2003, is secured by its working capital and personal property.

The Company’s long-term loan agreements require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.30%. The Company has obtained a waiver as of June 30, 2003, for non-compliance with certain covenants of the $2,050,000 variable rate demand revenue bond, held by one of its subsidiaries.

See note 7, Subsequent Events, for a discussion of the acquisition of Precision Strip, Inc. and related amendments to the Company’s syndicated credit facility and senior notes effective July 1, 2003, along with a new issuance of $135,000,000 of senior secured notes effective July 1, 2003.

4.     Shareholders’ Equity

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
Foreign currency translation adjustments	$(161)	$(468)
Unrealized loss on investments	(108)	(321)
Minimum pension liability	(637)	(1,049)

	$(906)	$(1,838)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $70,000 and $412,000, respectively, as of June 30, 2003.

5.     Stock Option Plans

In December 2002, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Reported net income	$6,392	$10,774	$11,971	$18,265
Stock-based employee compensation cost, net of tax	283	463	451	666

Pro forma net income	$6,109	$10,311	$11,520	$17,599

Earnings per share — basic
Reported	$.20	$.34	$.38	$.57
Stock-based employee compensation cost, net of tax	.01	.01	.01	.02

Pro forma earnings per share — basic	$.19	$.33	$.37	$.55

Earnings per share — diluted
Reported	$.20	$.34	$.38	$.58
Stock-based employee compensation cost, net of tax	.01	.01	.01	.02

Pro forma earnings per share — diluted	$.19	$.33	$.37	$.56

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income	$6,392	$10,774	$11,971	$18,265

Denominator:
Denominator for basic earnings per share:
Weighted average shares	31,766	31,684	31,761	31,637

Effect of dilutive securities:
Stock options	1	237	1	188

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,767	31,921	31,762	31,825

Earnings per share – diluted	$.20	$.34	$.38	$.57

Earnings per share – basic	$.20	$.34	$.38	$.58

The computations of earnings per share for the three and six months ended June 30, 2003 do not include 1,252,600 shares reserved for issuance upon exercise of stock options, because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and six months ended June 30, 2002.

7.     Subsequent Events

On July 2, 2003 the Company announced that it had acquired Precision Strip, Inc. headquartered in Minster, Ohio. The Company purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220,000,000 in cash, plus the assumption of approximately $26,000,000 of debt. Precision Strip’s sales for the fiscal year ended December 31, 2002 were $121.8 million.

Precision Strip is a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Precision Strip will operate as a wholly owned subsidiary of Reliance.

The acquisition was funded on July 1, 2003 with borrowings on the Company’s existing $335,000,000 syndicated bank line of credit and with a new private placement of $135,000,000 of senior secured notes. Private placement

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

notes of $60,000,000 will mature in 2011 and bear an interest rate of 4.87% and notes totaling $75,000,000 will mature in 2013 and bear an interest rate of 5.35%.

Concurrent with the acquisition, the Company amended certain financial covenant ratios of its syndicated bank credit agreement dated as of October 24, 2001, among other things. This amendment required similar amendments to already outstanding senior notes from the Company’s prior private placements. The amendments to both the syndicated bank credit agreement and the senior notes included a grant of a security interest in personal property to the lenders and purchasers thereof, respectively. The personal property pledged as collateral includes, but is not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest will terminate when the Company meets certain conditions, including a required leverage ratio.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$456,329	100.0%	$450,166	100.0%	$907,152	100.0%	$855,652	100.0%
Gross profit	119,372	26.2	126,043	28.0	238,775	26.3	237,588	27.8
S,G&A expenses	97,146	21.3	96,214	21.4	195,030	21.5	183,922	21.5
Depreciation expense	7,221	1.6	6,810	1.5	14,419	1.6	13,202	1.5

Income from operations	$15,005	3.3%	$23,019	5.1%	$29,326	3.2%	$40,464	4.7%

2003 Acquisition

On July 1, 2003 we purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220 million in cash, plus the assumption of approximately $26 million of debt. Precision Strip is a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, processing the metal for a fee without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

For the three months ended June 30, 2003, our consolidated net sales increased 1.4% to $456.3 million, compared to the same period of 2002. This includes a decrease of 7.2% in tons sold and an increase in the average selling price per ton sold of 8.8%. The decrease in tons sold was primarily due to the continued low demand levels of most of our customers and resulted even with the additional sales of the companies we acquired in 2002. The increase in our average selling price per ton sold of 8.8% resulted mainly from the increases in carbon steel prices that occurred in the second half of 2002 due primarily to supply constraints. These prices decreased somewhat in the first quarter of 2003 compared to year-end 2002 and decreased further in the second quarter of 2003. However, 2003 prices were still significantly higher than in the 2002 first half.

Same-store sales (excluding sales generated by the companies we acquired in 2002) were $417.4 million in the second quarter of 2003, a decrease $10.4 million, or 2.4%, reflecting a decrease of 9.0% in tons sold, and an increase of 6.8% in average selling price per ton sold from the 2002 period.

Total gross profit decreased 5.3% to $119.4 million for the second quarter of 2003 compared to $126.0 million in the second quarter of 2002. As a percentage of sales, gross profit was 26.2% in the three months ended June 30, 2003, compared to 28.0% in the three months ended June 30, 2002. Our gross margins have decreased during the 2003 period mainly due to the higher costs of our carbon steel products and reduced customer demand. Competitive pressures are causing us to reduce our selling prices at a more rapid rate than our costs are declining, resulting in lower gross margin levels.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $0.9 million, or 1%, in the second quarter of 2003 compared to the corresponding period of 2002, and amounted to 21.3% of sales in the 2003 second quarter and 21.4% of sales in the 2002 second quarter. The dollar increase in S,G&A expenses includes the expenses of the businesses we acquired after the second quarter of 2002. Our same-store S,G&A expenses decreased $2.9 million in the 2003 second quarter as compared to the 2002 second quarter.

Depreciation expense increased $0.4 million, or 6.0%, during the three months ended June 30, 2003, compared to the corresponding period of 2002. This increase is primarily due to the depreciation expense of the companies we acquired in 2002, as well as depreciation expense on 2002 capital expenditures.

Interest expense of $5.5 million in the 2003 second quarter was comparable to $5.7 million in the 2002 second quarter.

Other income increased $0.5 million in the 2003 periods mainly due to a gain from the sale of real estate in the second quarter of 2003.

Our effective income tax rate decreased to 39.3% for the 2003 second quarter, compared to 39.6% for the 2002 second quarter, primarily due to lower effective state tax rates due to shifts in our geographic composition.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Consolidated net sales were $907.2 million for the six months ended June 30, 2003, an increase of 6.0% from the six months ended June 30, 2002. The 2003 six-month sales represent a decrease of 3.8% in tons sold and an increase in the average selling price per ton sold of 10.0%. The decrease in our tons sold was primarily due to the continued low demand levels of most of our customers and resulted even with the additional sales of the companies we acquired in 2002. The increase in our average selling price per ton sold of 10.0% resulted mainly from the increases in carbon steel prices that occurred in the second half of 2002 due primarily to supply constraints.

Our same-store sales decreased $4.3 million, or 0.5%, in the 2003 six-month period. Same-store tons sold decreased by 8.9% with an increase in the average selling price per ton sold of 9.1%.

Total gross profit was $238.8 million for the first six months of 2003, a 0.5% increase, compared to $237.6 million in the first six months of 2002. As a percentage of sales, gross profit decreased to 26.3% for the six months ended June

30, 2003 compared to 27.8% in the 2002 period. Our gross margins have decreased during the 2003 periods as compared to the 2002 periods, mainly due to the higher costs of our carbon steel products and reduced customer demand.

S,G&A expenses for the six months ended June 30, 2003 increased $11.1 million, or 6.0% compared to the corresponding period of 2002, mainly because we included the S,G&A expenses of the businesses we acquired in 2002. S,G&A expenses were 21.5% as a percent of sales for the six-month periods of both 2003 and 2002.

Depreciation expense increased $1.2 million during the six months ended June 30, 2003, compared to the corresponding period of 2002, mainly due to the depreciation expense of our 2002 acquisitions.

Interest expense was $11.1 million in the first six months of 2003 compared to $11.0 million in the 2002 period.

Our effective income tax rate was 39.3% for the first six months of 2003, compared to 39.6% for the first six months of 2002. The decrease in our effective rate was primarily due to lower effective state tax rates resulting from shifts in our geographic composition.

Liquidity and Capital Resources

At June 30, 2003, our working capital was $347.0 million compared to $389.6 million at December 31, 2002. The decrease was mainly due to increases in the current portion of long-term debt, and in our accounts payable in the first half of 2003 compared to the fourth quarter of 2002. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $57.5 million was provided by operations in the six months ended June 30, 2003, as compared to $46.3 million of cash provided by operations during the corresponding period of 2002. The increase in cash provided by our operations was mainly due to the working capital changes discussed above and was used to pay down debt of $38.9 million during the 2003 first half. At June 30, 2003 our net debt-to-total capital ratio was 31.6% compared to 35.5% at December 31, 2002.

Our syndicated credit facility is with nine banks and has a borrowing limit of $335.0 million which may be increased to $400.0 million. As of June 30, 2003, there was no balance outstanding under this credit facility. We had $10.9 million of letters of credit outstanding under our syndicated credit agreement.

American Steel has a separate credit agreement, as amended effective June 30, 2003, that is secured by its working capital and personal property and has a borrowing limit of $24.0 million. As of June 30, 2003, $20.7 million was outstanding on American Steel’s credit facility. We have obtained a waiver, as of June 30, 2003, for non-compliance with certain covenants of the $2.1 million variable rate demand revenue bond held by one of our subsidiaries.

At June 30, 2003, we also had agreements with insurance companies for private placements of senior unsecured notes in the aggregate amount of $280.0 million. Those outstanding senior notes have maturity dates ranging from 2004 to 2010, with an average remaining life of 4.3 years, and bear interest at an average fixed rate of 6.83% per annum.

In addition to those notes, on July 1, 2003 we issued $135.0 million of new secured senior notes to partially fund the purchase of Precision Strip, Inc. Borrowings on our credit facility were also made to fund the balance of the $220.0 million purchase price for Precision Strip and to pay off their outstanding debt of $26.0 million. New private placement notes of $60.0 million will mature in 2011 and bear an interest rate of 4.87% and $75.0 million of the new notes mature in 2013 and bear an interest rate of 5.35%. The syndicated credit facility and senior note agreements were amended effective July 1, 2003 to provide, among other things, for the Company to grant a security interest in certain personal property to the lenders named therein. The security interest will terminate when we meet certain conditions, including a required leverage ratio. The syndicated credit facility and senior note agreements, as amended, also require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we may pay.

Capital expenditures were $7.9 million for the six months ended June 30, 2003. We had no material commitments for capital expenditures as of June 30, 2003.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $284.3 million at June 30, 2003, or approximately 24.9% of total assets or 45.9% of consolidated shareholders’ equity.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment test of goodwill were performed as of November 1, 2002 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of June 30, 2003.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	Not applicable.

(b)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 21, 2003.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

Four directors were elected at the annual meeting. Douglas M. Hayes: 28,744,850 shares were voted for election and 695,174 shares were withheld. Robert Henigson: 28,913,811 shares were voted for election and 526,213 shares were withheld. Franklin R. Johnson: 28,922,338 shares were voted for election and 517,686 shares were withheld. Leslie A. Waite: 28,616,825 shares were voted for election and 823,199 shares were withheld.

The Board of Directors, based upon the recommendation of the Audit Committee, selected Ernst & Young LLP as independent auditors to audit the financial statements of the Company and its subsidiaries for 2003, subject to ratification by the shareholders. The selection was approved: 28,664,788 shares were voted for the proposal, 741,517 shares were voted against it and 33,718 shares abstained.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31	Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated April 17, 2003, disclosing its press release dated April 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: August 14, 2003	By:	/s/	David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/	Karla R. McDowell

Karla R. McDowell,
Executive Vice President and
Chief Financial Officer