Form 10-Q
period 2003-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2003-11-13
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of October 31, 2003, 32,037,872 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

 i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,183	$9,305
Accounts receivable, less allowance for doubtful accounts of $6,137 at September 30, 2003 and $5,158 at December 31, 2002	233,468	190,191
Inventories	292,514	307,385
Prepaid expenses and other current assets	12,929	10,874
Deferred income taxes	14,954	14,789

Total current assets	565,048	532,544
Property, plant and equipment, at cost:
Land	57,088	52,469
Buildings	253,657	180,995
Machinery and equipment	346,273	237,912
Accumulated depreciation	(187,345)	(165,187)

	469,673	306,189
Goodwill	333,026	284,276
Other assets	24,065	16,238

Total assets	$1,391,812	$1,139,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,328	$77,511
Accrued expenses	54,888	40,894
Wages and related accruals	21,185	20,160
Deferred income taxes	4,034	4,034
Current maturities of long-term debt	22,400	325

Total current liabilities	234,835	142,924
Long-term debt	483,655	344,080
Deferred income taxes	31,193	31,672
Minority interest	9,888	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares – 5,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares – 100,000,000
Issued and outstanding shares 31,855,747 at September 30, 2003 and 31,752,087 at December 31, 2002, stated capital	297,017	294,503
Retained earnings	335,955	317,189
Accumulated other comprehensive loss	(731)	(1,838)

Total shareholders’ equity	632,241	609,854

Total liabilities and shareholders’ equity	$1,391,812	$1,139,247

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,

	2003	2002

Net sales	$490,587	$454,840
Cost of sales	354,377	329,321

Gross profit	136,210	125,519
Operating expenses:
Warehouse, delivery, selling, general and administrative	100,198	96,375
Depreciation	7,499	7,062

Income from operations	28,513	22,082
Other income (expense):
Interest expense	(7,962)	(5,749)
Amortization expense	(872)	(303)
Other income, net	585	384

Income before minority interest and income taxes	20,264	16,414
Minority interest	100	85

Income before provision for income taxes	20,364	16,499
Provision for income taxes	8,011	6,534

Net income	$12,353	$9,965

Earnings per share – diluted	$.39	$.31

Weighted average shares outstanding – diluted	31,857,794	31,815,003

Earnings per share – basic	$.39	$.31

Weighted average shares outstanding – basic	31,815,214	31,719,972

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Nine Months Ended
	September 30,

	2003	2002

Net sales	$1,397,739	$1,310,492
Cost of sales	1,022,754	947,385

Gross profit	374,985	363,107
Operating expenses:
Warehouse, delivery, selling, general and administrative	295,228	280,297
Depreciation	21,918	20,264

Income from operations	57,839	62,546
Other income (expense):
Interest expense	(19,079)	(16,786)
Amortization expense	(1,489)	(1,033)
Other income, net	2,289	1,620

Income before equity in earnings of 50%-owned company, minority interest and income taxes	39,560	46,347
Equity in earnings of 50%-owned company	—	263
Minority interest	533	128

Income before provision for income taxes	40,093	46,738
Provision for income taxes	15,769	18,508

Net income	$24,324	$28,230

Earnings per share – diluted	$.77	$.89

Weighted average shares outstanding – diluted	31,785,626	31,816,566

Earnings per share – basic	$.77	$.89

Weighted average shares outstanding – basic	31,779,325	31,665,881

Cash dividends per share	$.18	$.18

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$24,324	$28,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,159	21,297
Deferred taxes	(165)	—
(Gain) loss on sales of property and equipment	(764)	183
Equity in earnings of 50%-owned company	—	(263)
Minority interest	(533)	41
Other comprehensive income	—	(381)
Changes in operating assets and liabilities:
Accounts receivable	(23,316)	(26,784)
Inventories	15,561	16,744
Prepaid expenses and other assets	(2,542)	(1,122)
Accounts payable and accrued expenses	60,754	32,972

Net cash provided by operating activities	99,478	70,917
Investing activities:
Purchases of property, plant and equipment	(13,433)	(12,426)
Proceeds from sales of property and equipment	2,896	331
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(245,850)	(53,318)
Dividends received from 50%-owned company	—	444

Net cash used in investing activities	(256,387)	(64,969)
Financing activities:
Proceeds from borrowings	262,195	96,825
Principal payments on long-term debt and short-term borrowings	(100,545)	(100,155)
Payments to minority partner	(378)	(2,251)
Dividends paid	(5,719)	(5,700)
Issuance of common stock	2,675	4,241

Net cash provided by (used in) financing activities	158,228	(7,040)
Effect of exchange rate changes on cash	559	438

Increase (decrease) in cash and cash equivalents	1,878	(654)
Cash and cash equivalents at beginning of period	9,305	9,931

Cash and cash equivalents at end of period	$11,183	$9,277

Supplemental cash flow information:
Interest paid during the period	$12,511	$11,609
Income taxes paid during the period	$4,014	$18,689

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K. Certain reclassifications have been made to the 2002 income statement to conform to the 2003 presentation.

Revenue Recognition

The Company recognizes product revenue upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery, or at the time services are provided.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation is applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. FIN 46 was adopted by the Company and did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 was adopted by the Company and did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company and did not have a material impact on the consolidated financial statements.

3. Acquisitions

On July 1, 2003 the Company acquired all of the outstanding stock of Precision Strip, Inc., a privately-held metals processing company founded in 1977, and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220,000,000 in cash, plus the assumption of approximately $25,600,000 of debt. Precision Strip’s sales for the fiscal year ended December 31, 2002 were $121,800,000.

Precision Strip’s processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metal for a fee, without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Precision Strip operates as a wholly owned subsidiary of Reliance, with Precision Strip Transport, Inc. operating as a subsidiary of Precision Strip, Inc.

The acquisition of Precision Strip was funded on July 1, 2003 with borrowings on the Company’s existing $335,000,000 syndicated bank line of credit and with a new private placement of $135,000,000 of senior secured notes. Private placement notes of $60,000,000 will mature in 2011 and bear an interest rate of 4.87% and notes totaling $75,000,000 will mature in 2013 and bear an interest rate of 5.35%. See Note 4 for further discussion. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of real and personal property and intangibles.

The operating results of Precision Strip are included in the Company’s consolidated results of operations from the date of acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including interest expense on the acquisition of debt and related income tax effects. These proforma results have been presented for comparison purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2003 or 2002, or of any potential results which may occur in the future.

Three Months Ended
September 30, 2002

(In thousands, except
per share amounts)
Proforma (unaudited):
Net sales	$484,776
Net income	$12,800
Earnings per share — diluted	$.40
Earnings per share — basic	$.40

	Nine Months Ended September 30

	2003	2002

	(In thousands, except per share amounts)
Proforma (unaudited):
Net sales	$1,460,928	$1,402,267
Net income	$30,241	$37,897
Earnings per share — diluted	$.95	$1.19
Earnings per share — basic	$.95	$1.20

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

4. Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.04% during the nine months ended September 30, 2003	$67,000	$38,000
Senior secured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 1, 2013, average fixed interest rate 5.14%	135,000	—
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the nine months ended September 30, 2003 of 1.03%	2,600	2,750
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the nine months ended September 30, 2003 of 1.36%	2,050	2,225
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due June 30, 2005, interest at variable rates, weighted average rate of 5.33% during the nine months ended September 30, 2003	19,405	21,430

Total	506,055	344,405
Less amounts due within one year	(22,400)	(325)

Total long-term debt	$483,655	$344,080

The Company has a five-year syndicated credit agreement, as amended effective July 1, 2003, with nine banks for a secured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At September 30, 2003, the Company also had $14,600,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $35,400,000 of letters of credit.

On July 1, 2003 the Company issued $135,000,000 of new secured senior notes to partially fund the purchase of Precision Strip. In total, the Company has $415,000,000 of outstanding senior secured notes issued in private placements of debt at September 30, 2003. The outstanding senior notes bear interest at an average fixed rate of 6.3% and have an average life of 5.6 years, maturing from 2004 to 2013. American Steel’s credit agreement, as amended, effective September 30, 2003, is secured by its working capital and personal property.

Concurrent with the acquisition of Precision Strip, Inc. on July 1, 2003, the Company amended, among other things, certain financial covenant ratios of its syndicated bank credit agreement dated as of October 24, 2001. This amendment required similar amendments to already outstanding senior notes from the Company’s prior private placements. The amendments to both the syndicated bank credit agreement and the senior notes included a grant of a security interest in personal property to the lenders and purchasers thereof, respectively. The personal property pledged as collateral includes, but is not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest will terminate when the Company meets certain conditions, including a required leverage ratio.

The Company’s syndicated credit agreement and senior note agreements, as amended, also require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.375%.

5. Shareholders’ Equity

In March 2003, 14,410 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2002.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	September 30,	December 31,

	2003	2002

	(In thousands)
Foreign currency translation adjustments	$8	$(468)
Unrealized loss on investments	(103)	(321)
Minimum pension liability	(636)	(1,049)

	$(731)	$(1,838)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $66,000 and $412,000, respectively, as of September 30, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Reported net income	$12,353	$9,965	$24,324	$28,230
Stock-based employee compensation cost, net of tax	148	322	599	988

Pro forma net income	$12,205	$9,643	$23,725	$27,242

Earnings per share — basic
Reported	$.39	$.31	$.77	$.89
Stock-based employee compensation cost, net of tax	.01	.01	.02	.03

Pro forma earnings per share — basic	$.38	$.30	$.75	$.86

Earnings per share — diluted
Reported	$.39	$.31	$.77	$.89

Stock-based employee compensation cost, net of tax	.01	.01	.02	.03

Pro forma earnings per share — diluted	$.38	$.30	$.75	$.86

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

7. Earnings Per Share

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income	$12,353	$9,965	$24,324	$28,230

Denominator:
Denominator for basic earnings per share:
Weighted average shares	31,815	31,720	31,779	31,666

Effect of dilutive securities:
Stock options	43	95	7	151

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,858	31,815	31,786	31,817

Earnings per share – diluted	$.39	$.31	$.77	$.89

Earnings per share – basic	$.39	$.31	$.77	$.89

The computations of earnings per share for the three and nine months ended September 30, 2003 do not include 548,625 and 680,750 shares, respectively, reserved for issuance upon exercise of stock options, because their inclusion would have been anti-dilutive. The computation of earnings per share for the three months ended September 30, 2002 does not include 604,750 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the nine months ended September 30, 2002.

RELIANCE STEEL & ALUMINUM CO.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

		% of		%of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$490,587	100.0%	$454,840	100.0%	$1,397,739	100.0%	$1,310,492	100.0%
Gross profit	136,210	27.8	125,519	27.6	374,985	26.8	363,107	27.7
S,G&A expenses	100,198	20.4	96,375	21.2	295,228	21.1	280,297	21.4
Depreciation expense	7,499	1.5	7,062	1.6	21,918	1.6	20,264	1.5

Income from operations	$28,513	5.8%	$22,082	4.9%	$57,839	4.1%	$62,546	4.8%

2003 Acquisition

On July 1, 2003 we purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220 million in cash, plus the assumption of approximately $26 million of debt. Precision Strip is a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metal for a fee without taking ownership of the metal. Precision Strip’s revenues for the year ended December 31, 2002 were $121.8 million. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

For the three months ended September 30, 2003, our consolidated net sales increased 7.9% to $490.6 million, compared to the same period of 2002. This includes a decrease of 2.1% in tons sold and an increase in the average selling price per ton sold of 3.0%. The decrease in tons sold was primarily due to the continued low demand levels of most of our customers and resulted even with the additional metal sales of the companies we acquired in 2002. The increase in our average selling price per ton sold of 3.0% was due mainly to a shift in product mix of approximately 3.5% of sales from carbon steel products to aluminum products as a result of our 2002 acquisitions and due to slight price increases for most of our products in the 2003 third quarter compared to the 2002 third quarter.

Same-store sales (excluding sales generated by the companies we acquired in 2002 and 2003) were $420.3 million in the third quarter of 2003, a decrease of 1.4% from the 2002 third quarter, reflecting a decrease of 2.4% in tons sold, and an increase of 1.0% in our average selling price per ton sold.

Total gross profit increased 8.5% to $136.2 million for the third quarter of 2003 compared to $125.5 million in the third quarter of 2002 due mainly to the gross profit of our 2002 and 2003 acquisitions. As a percentage of sales, gross profit was 27.8% in the three months ended September 30, 2003, compared to 27.6% in the three months ended September 30, 2002. Our gross margins improved in the 2003 third quarter compared to the prior quarters of 2003 and the second half of the prior year due to an improved pricing environment. In addition, costs for many of our aluminum and carbon steel products have decreased in 2003 from 2002 year end levels and we are seeing these lower cost products in our inventory at the same time replacement costs are trending upward, mainly in carbon steel products.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $3.8 million, or 4.0%, in the third quarter of 2003 compared to the corresponding period of 2002, and amounted to 20.4% of sales in the 2003 third quarter and 21.2% of sales in the 2002 third quarter. The dollar increase in S,G&A expenses includes the expenses of the businesses we acquired after the second quarter of 2002. The improvement in our S,G&A expense as a percentage of sales is due to both an increase in our average selling price per ton sold and our continued focus on expense control.

Depreciation expense, excluding $2.8 million that is included in cost of sales in the 2003 third quarter, increased $0.4 million, or 6.2%, during the three months ended September 30, 2003, compared to the corresponding period of 2002. This increase is primarily due to the depreciation expense of the companies we acquired in 2002 and 2003, as well as depreciation expense on 2003 capital expenditures.

Interest expense increased $2.2 million to $8.0 million in the 2003 third quarter compared to the 2002 third quarter because of our increased borrowings at the beginning of the 2003 third quarter to fund the acquisition of Precision Strip.

Our effective income tax rate was 39.3% for the 2003 third quarter, down slightly from 39.6% for the 2002 third quarter, but consistent with our 2002 full year rate.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Consolidated net sales were $1.4 billion for the nine months ended September 30, 2003, an increase of 6.7% from the nine months ended September 30, 2002. The 2003 nine-month sales represent a decrease of 3.2% in tons sold and an increase in the average selling price per ton sold of 7.5%. The decrease in our tons sold was primarily due to the continued low demand levels of most of our customers and resulted even with the additional sales of the companies we acquired in 2002 and 2003. The increase in our average selling price per ton sold resulted mainly from the significant increases in carbon steel prices that occurred in the second half of 2002 due primarily to supply constraints. Although prices for these carbon steel products have decreased somewhat in 2003 compared to year end 2002 levels, the 2003 prices are significantly higher than the prices experienced in the 2002 first half.

Our same-store sales decreased $10.1 million, or 0.8%, in the 2003 nine-month period. Same-store tons sold decreased by 6.8% with an increase in the average selling price per ton sold of 6.3%.

Total gross profit was $375.0 million for the first nine months of 2003, a 3.3% increase compared to $363.1 million in the first nine months of 2002 due, again, to the gross profits of our 2002 and 2003 acquisitions. As a percentage of sales, gross profit decreased to 26.8% for the nine months ended September 30, 2003 compared to 27.7% in the 2002 period. Our gross margins decreased in the 2002 fourth quarter and remained at these low levels in the first half of 2003 mainly due to the higher costs of our carbon steel products and reduced customer demand. Competitive pressures caused us to reduce our selling prices at a more rapid rate than our costs were declining, resulting in lower gross margin levels. However, in the 2003 third quarter there was somewhat improved pricing as compared to prior quarters and costs for many of our aluminum and carbon steel products have decreased in 2003 from 2002 year end levels and we are seeing these lower cost products in our inventory. Additionally, replacement costs began to trend upward during the third quarter, mainly for carbon steel products, which allowed us to increase our pricing for these products somewhat.

S,G&A expenses for the nine months ended September 30, 2003 increased $14.9 million, or 5.3% compared to the corresponding period of 2002, mainly because we included the S,G&A expenses of the businesses we acquired in 2002 and 2003. S,G&A expenses were 21.1% as a percent of sales for the nine-month period of 2003, down from 21.4% in 2002. This improvement in our S,G&A expense as a percentage of sales is due to both an increase in our average selling price per ton sold and our continued focus on expense control, with a reduction of $2.5 million of S,G&A expenses on a same-store basis for the nine-month period of 2003.

Depreciation expense increased $1.7 million during the nine months ended September 30, 2003, compared to the corresponding period of 2002, mainly due to the depreciation expense of our 2002 and 2003 acquisitions.

Interest expense was $19.1 million in the first nine months of 2003 compared to $16.8 million in the 2002 period. The increase was due to the borrowings for the acquisition of Precision Strip and due to interest expense from the consolidation of American Steel’s debt as of May 1, 2002.

Our effective income tax rate was 39.3% for the first nine months of 2003, compared to 39.6% for the first nine months of 2002. The decrease in our effective rate was primarily due to lower effective state tax rates resulting from shifts in our geographic composition.

Liquidity and Capital Resources

At September 30, 2003, our working capital was $330.2 million compared to $389.6 million at December 31, 2002. The decrease was mainly due to increases in the current portion of long-term debt, and in our accounts payable in the first half of 2003 compared to the fourth quarter of 2002. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $99.5 million was provided by operations in the nine months ended September 30, 2003, as compared to $70.9 million of cash provided by operations during the corresponding period of 2002. The increase in cash provided by our operations was mainly due to the working capital changes discussed above and was used to pay down debt of $100.5 million during the nine months ended September 30, 2003. Capital expenditures were $13.4 million for the nine months ended September 30, 2003. We had no material commitments for capital expenditures as of September 30, 2003.

On July 1, 2003, we borrowed $248.0 million to fund the acquisition of Precision Strip, with $113.0 million borrowed on our syndicated credit facility and with $135.0 million of proceeds from issuing new senior secured notes in a private placement. During the third quarter of 2003, we repaid $46.0 million of the borrowings on our credit facility. At September 30, 2003 our net debt-to-total capital ratio was 43.9% compared to 35.5% at December 31, 2002.

Our syndicated credit facility is with nine banks and has a borrowing limit of $335.0 million which may be increased to $400.0 million. As of September 30, 2003, $67.0 million was outstanding under this credit facility. We had $14.6 million of letters of credit outstanding under our syndicated credit agreement.

American Steel has a separate credit agreement, as amended effective September 30, 2003, that is secured by its working capital and personal property and has a borrowing limit of $24.0 million. As of September 30, 2003, $19.4 million was outstanding on American Steel’s credit facility.

At September 30, 2003, we had agreements with insurance companies for private placements of senior secured notes in the aggregate amount of $415.0 million, including the new notes issued on July 1, 2003. Those outstanding senior notes have maturity dates ranging from 2004 to 2013, and bear interest at an average rate of 6.3% per annum.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $333.0 million at September 30, 2003, or approximately 23.9% of total assets or 52.7% of consolidated shareholders’ equity.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment test of goodwill was performed as of November 1, 2002 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of September 30, 2003.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see the Notes to Consolidated Financial Statements in this filing and our December 31, 2002 Form 10-K.

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

The Company filed a report on Form 8-K dated July 15, 2003, reporting Items 2 and 5. No financial statements were filed with this report, which stated that the Company had completed its acquisition of Precision Strip, Inc. and its related entity and, concurrently with the acquisition, had issued $135 million in senior secured notes and amended its Credit Agreement.

The Company filed a report on Form 8-K dated July 17, 2003, reporting Item 12. No financial statements were filed with this report, which included a press release reporting earnings for the second quarter ended June 30, 2003, and certain related non-GAAP financial measure reconciliations.

The Company filed a report on Form 8-K/A dated September 12, 2003, amending the July 15, 2003 report of Items 2, 5 and 7. The financial statements of Precision Strip (1) as of December 31, 2002 and 2001 and for the years then ended, and (2) as of June 30, 2003 and for the six months then ended were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO

Dated: November 13, 2003	By:	/s/	David H. Hannah

David H. Hannah Chief Executive Officer

	By:	/s/	Karla R. McDowell Lewis

Karla R. McDowell Lewis Executive Vice President and Chief Financial Officer