Form 10-K
period 2003-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2004-03-15
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [✓] No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on February 27, 2004 was $949,365,384.

     As of February 27, 2004, 32,304,497 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the “Risk Factors” listed below may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•	Our interest rates on our debt could change. Our variable rate debt is currently at historically low levels, and we anticipate that these rates will increase in the future.

•	Foreign currency exchange rates could change, which could affect the price we pay for metals and the results of our foreign operations.

•	Our acquisitions might fail to perform as we anticipate. This could result in an impairment charge to write off some or all of the goodwill for that entity.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate over time. During periods of low customer demand, it could be more difficult for us to pass through price increases to our customers, which could reduce our gross margin and net income. Surcharges have recently been added to the costs of certain metals and it may be difficult for us to fully pass through such charges to our customers. In addition, because of increased foreign demand and closings of some domestic mill capacity, lead times have lengthened and supply has tightened for many of the products that we sell, which may result in our inability to fill all customer orders.

•	We service industries that are highly cyclical, and any further downturn in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions, and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2003, 2002 and 2001.

•	Our business is very competitive and increased competition could reduce our gross margins and net income. The low demand levels in 2003 increased competitive pricing pressures and lowered our gross margin.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We may not be able to consummate future acquisitions, and those acquisitions which we do complete may be difficult to integrate into our business.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.

•	If existing shareholders sell their shares, the market price of our common stock could be depressed.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may adversely impact your rights as a shareholder.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

     This Annual Report on Form 10-K includes trademarks, trade names and service marks of the Company and its subsidiaries.

 ii

PART I

Item 1. Business.

     We are one of the five largest metals service center companies in the United States. Our network of 24 divisions, 19 operating subsidiaries and one 50.5%-owned company operates 106 processing and distribution facilities in 30 states, Belgium, France and South Korea. Through this network, we provide metals processing services and distribute a full line of more than 90,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 95,000 customers in a broad range of industries. Many of our metals service centers provide processing services for specialty metals only. We deliver products from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Washington. One of our subsidiaries has two international locations, with a French subsidiary operating a distribution center in Fuveau, France and a 69.5% ownership interest in a joint venture company operating a manufacturing facility near Seoul, South Korea. Another subsidiary opened a metals service center in Gosselies, Belgium in January 2003 to service the European aerospace market.

     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. This strategy and our proven operating methods have enabled us to outperform most of our competitors in the metals service center industry. In 2003, we had net sales of $1.9 billion and net income of $34.0 million.

Industry Overview

     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate steel processor. Industry analysts estimate that, historically in the United States, based on tonnage, metals service centers and processors annually purchase and distribute approximately:

•	30% of all carbon industrial steel products produced in the United States;

•	45% of all stainless steel produced in the United States; and

•	36% of all aluminum sold in the mill/distributor shared markets (which excludes that sold for aluminum cans, among other things).

     These percentages have not changed significantly in the last five years. In the May 2003 issue, the magazine Purchasing reported that the North American metals distribution industry was estimated to generate about $60 billion in revenues in 2002 (the latest year for which such information is available), down from $72 billion in 2000 and that shipments of steel, aluminum, copper metals and superalloys to domestic buyers fell in 2002 to the lowest tonnage in a decade.

     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metals service center facilities in North America has decreased from approximately 7,000 locations in 1980 to approximately 3,500 locations operated by more than 1,300 companies in 2003 (Purchasing, May 2003). This consolidation trend could create new opportunities for us to make acquisitions.

     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of price increases to their customers. In 2002 and 2003, it was more difficult for our industry to pass through price increases of certain carbon steel products, as the increased costs resulted from supply constraints rather than customer demand, which is more typical. Service centers with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.

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

     In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In 2003, we acquired a company that processes metal for a fee without taking ownership of the metal. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and Flat-Rolled Aluminum and
		Stainless Steel
Arrow Metals	1	Aluminum, Brass and Copper
Bralco Metals	3	Aluminum, Brass, Copper and Stainless
		Steel
Engbar Pipe & Steel Co.	1	Carbon Steel Bars, Pipe and Tubing
MetalCenter	1	Flat-Rolled Aluminum and Stainless Steel
Olympic Metals	1	Aluminum, Brass, Copper and Stainless
		Steel
Reliance Metalcenter	11	Variety of Carbon Steel and Non-Ferrous
		Metal Products
Reliance Steel Company	2	Carbon Steel
Tube Service Co.	6	Specialty Tubing
Allegheny Steel Distributors, Inc..	1	Carbon Steel
Aluminum and Stainless, Inc.	2	Aluminum Sheet, Plate and Bar
American Metals Corporation	3	Carbon Steel
American Steel, L.L.C.	2	Carbon Steel
AMI Metals, Inc.
AMI Metals	6	Heat-Treated Aluminum Sheet and Plate
AMI Metals Europe S.P.R.L.	1	Heat-Treated Aluminum Sheet and Plate
CCC Steel, Inc.
CCC Steel	1	Structural Steel
IMS Steel Co.	1	Structural Steel
Central Plains Steel Co.	2	Carbon Steel
Chatham Steel Corporation	5	Full-Line Service Centers
Durrett Sheppard Steel Co., Inc.	1	Carbon Steel Plate, Bar and Structural
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	1	Full-Line Service Center
Architectural Metals Company	1	Metal Fabrication
Good Metals Company	1	Tool and Alloy Steels
Hagerty Steel & Aluminum Company	1	Plate and Flat-Rolled Carbon Steel
Liebovich Custom Fabricating Company	1	Metal Fabrication

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Liebovich/PDM Steel & Aluminum Company.	1	Carbon Steel Structurals and Plate
Lusk Metals	1	Precision Cut Aluminum Plate and
		Aluminum Sheet and Extrusions
Pacific Metal Company	7	Aluminum and Coated Carbon Steel
PDM Steel Service Centers, Inc.	7	Carbon Steel Structurals and Plate
Phoenix Corporation
Phoenix Metals Company	5	Flat-Rolled Aluminum, Stainless Steel and
		Coated Carbon Steel
Steel Bar	1	Carbon Steel Bars and Tubing
Precision Strip, Inc.	8	Toll Processing of Aluminum, Stainless
		Steel and Carbon Steel
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and Alloy Specialty Steels
United Alloys Aircraft Metals	1	Titanium Products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-Line Service Centers
East Tennessee Steel Supply	1	Carbon Steel Plate, Bar and Structurals
Georgia Steel Supply Company	1	Full-Line Service Center
Toma Metals, Inc.	1	Stainless Steel Sheet and Coil
Valex Corp.
Valex	5	Specialty Tubing
Valex S.A.R.L.	1	Specialty Tubing
Valex Korea Co., Ltd.	1	Specialty Tubing
Viking Materials, Inc.	2	Flat-Rolled Carbon Steel

     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in smaller quantities based on our customer’s need. For about 40% of our sales, we perform metals processing services, or first stage processing, before distributing the product to manufacturers and other end-users, often within 24 hours from receipt of an order, if the order does not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2003, we handled approximately 8,800 transactions per business day, with average revenues of approximately $850 per transaction. Our total revenues for 2003 were $1.9 billion.

     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than thirty businesses including our largest acquisition to date in 2003. From 1984 to September 1994, we acquired twenty businesses.

Acquisitions

     On July 1, 2003 we acquired all of the outstanding stock of Precision Strip, Inc. a privately-held metals processing company, and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”), for approximately $220 million in cash, plus the assumption of approximately $26 million of debt. Precision Strip’s processing activities consist primarily of slitting and blanking flat-rolled products, approximately 65% of which are carbon steel products, 20% aluminum products and 15% stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. Precision Strip is headquartered in Minster, Ohio, with additional facilities in Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip had net sales of approximately $62 million for the six-months ended December 31, 2003. On a volume basis, Precision Strip processes approximately $2 billion of metal per year.

     On September 9, 2002, through a newly-formed company, we purchased certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., for approximately $30 million, after final approval of the U.S. Bankruptcy Court, through the Metals USA bankruptcy procedures. The business is now operating under its original name, Pacific Metal Company. Pacific Metal Company has locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho and processes and distributes mainly aluminum and coated carbon steel products. Pacific Metal Company had net sales of approximately $70 million for the year ended December 31, 2003.

     On April 1, 2002, we purchased substantially all of the net assets and business of Central Plains Steel Co. through a newly-formed subsidiary that is now operating under the same name. Central Plains Steel Co. is a full-line carbon steel service center operating facilities in Kansas City and Wichita, Kansas, and had net sales of approximately $27 million for the year ended December 31, 2003.

     Also, on April 1, 2002, we acquired all of the outstanding stock of Olympic Metals, Inc., a metals service center in Denver, Colorado. Effective December 31, 2002, we merged Olympic Metals, Inc. into the Company and it now operates under the same name as a division of Reliance. Olympic Metals specializes in the processing and distribution of aluminum, copper, brass and stainless steel products and had net sales of approximately $7 million for the year ended December 31, 2003.

     Effective May 1, 2002, we obtained one additional membership unit of American Steel giving us a 50.5% ownership interest. In addition, the Operating Agreement was amended to eliminate all super–majority and unanimous voting rights, among other changes. Due to these changes, we began consolidating American Steel’s financial results as of May 1, 2002. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit facility. In November 2003, American Steel’s credit facility was paid off and terminated by Reliance. American Steel had net sales of approximately $52 million for the year ended December 31, 2003.

Recent Developments

     In January 2003, AMI Metals, Inc. opened a new subsidiary, AMI Metals Europe, SPRL, in Gosselies, Belgium. This location distributes and processes heat-treated aluminum products primarily to the aerospace market. AMI Metals, Inc. also opened a new facility in St. Louis, Missouri, and closed its facility near Atlanta, Georgia during 2003. This change better positioned AMI Metals to support its customer base.

     In March 2003, PDM Steel Service Centers, Inc. opened a new facility near Las Vegas, Nevada, to further penetrate that market. In March 2004, the PDM Las Vegas facility is moving to a larger facility to better support its increased business in this area.

     Valex Corp., our 97%-owned subsidiary, is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants. Valex formed a joint venture in 1999 establishing a Korean company, Valex Korea Co., Ltd., and increased Valex Corp.’s ownership interest to 69.5% in February 2003, from 66.5%. In 2003, Valex closed its distribution facility near Phoenix, Arizona and will now service its customers in that area directly from its headquarters operation in Ventura, California. Valex Corp. is servicing the growing semiconductor market in China through a third-party warehouse provider.

     We formed RSAC Management Corp., a California corporation, in 1999 to operate as a holding company for our subsidiaries and to provide administrative and management services to our metals service centers. Our executive officers maintain financial controls and establish general policies and operating guidelines, while our division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Division managers and other management personnel are eligible for incentive compensation based in part on the profitability of their particular division or subsidiary and in part on our overall profitability.

     We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We have developed an excellent reputation in the industry for our integrity and the quality and timeliness of our service to customers.

Customers

     Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments because of the focus of the capital goods and related industries on just-in-time inventory management and materials management outsourcing and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.

     We have more than 95,000 metals service center customers in various industries. In 2003, no single customer accounted for more than 2% of our sales and more than 85% of our orders were from repeat customers. Our customers are manufacturers and end users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto), aerospace and semiconductor fabrication industries. In 2003, many of our suppliers became our customers as a result of our purchase of Precision Strip, which typically sells processing services to larger customers, such as mills and OEM’s, and in larger annual volumes than we have experienced historically. Precision Strip has also indirectly increased our penetration of the auto and appliance end markets. Our metals service centers wrote and delivered over 2,230,000 orders during 2003 at an average price of approximately $850. Most of our metals service center customers are located within a 150-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 720 trucks (some of which are leased) we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. Less than 2% of our sales were to international customers in 2003, with approximately 45% of these sales from AMI Metals’ and Valex’s international locations, serving the European and Asian markets.

     We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.

     Our customers’ demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. However, since 2001, we have experienced lower sales levels due to a broad-based economic downturn that affected all industries. We experienced lower demand in each successive year since 2000. We experienced some improvement in sales volumes in the first half of 2002, but the volume deteriorated in the second half of 2002. In 2003 our demand levels remained fairly consistent with the low levels experienced in the second half of 2002 and competitive pressures increased significantly during the first half of 2003. Metals pricing declined for most of our products in 2001 and remained at low levels through 2002 and 2003, except that we experienced increased pricing for certain of the carbon steel products that we sell beginning in late 2002, due to U. S. Government tariffs on imported steel and also due to reduced domestic production capacity, as discussed below. Near the end of 2002, many metals service center companies bought high volumes of carbon steel products in advance of expected price increases from the steel producers. The prices did not increase and, in fact, they decreased in early 2003. This caused many companies to reduce prices so they could sell this inventory and replace it with lower-priced products. The reduced pricing in the market pressured Reliance to reduce prices which negatively impacted our gross profit margins in the first half of 2003. In September 2003, we experienced an improvement in our customer demand as well as pricing for most of the products that we sell. This improvement has continued through February 2004.

     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Southeast region of the United States was our largest market in 2002 and 2003. California represented 25% of our 2003 sales, which was a significant decrease from 45% of our 1997 sales. The Southeast region of the United States represented 26% of our 2003 sales compared to 18% of our 1997 sales and the Midwest region, that we entered in 1999, represented 18% of our 2003 sales.

Suppliers

     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Chapparal Steel, Hanna Steel Corporation, International Steel Group, Inc., IPSCO, Inc., Nucor Corporation and USS-POSCO Industries. Allegheny Technologies Incorporated, International Stainless Steel Co. and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Alcan Aluminum Limited, Commonwealth Aluminum Corp., Kaiser Aluminum Corp., Ormet Aluminum Mill Products Corporation and Pechiney Rolled Products.

     During the last three years, many domestic steel mills entered bankruptcy proceedings and certain of those mills temporarily closed a portion of their production capacity in 2002. Also in 2001, the Bush Administration enacted tariffs on certain metal products from specified countries under Section 201 of the Trade Act of 1974 to provide protection for the United States steel industry. The combination of reduced domestic production capacity and fewer imports resulted in significant increases in the cost of carbon steel flat-rolled products during 2002. The most significant increases in our costs occurred near the end of 2002 and then decreased in early 2003 due to continued low demand and due to increased domestic capacity as many of the bankrupt mill facilities were acquired and production was re-started. Mill pricing for steel products stabilized in mid-2003. Elimination of the tariffs had little impact on mill pricing. Consolidation that occurred at the mill level improved capacity and mill pricing discipline. Costs for aluminum, stainless steel and carbon steel products increased in the second half of 2003. The increases in the costs of aluminum and stainless steel products are consistent with patterns we have experienced before when market conditions improve. In addition, supply constraints at both aluminum and stainless steel mills contributed to the increased costs. Our cost for carbon steel has increased significantly and has resulted from increases in scrap, raw material, and energy costs at the mill level. Scrap and raw material costs have increased due to shortages in U.S. supply because of the high global usage, mainly in China.

     Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we were able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals and that our relationships with our suppliers are very strong. We have worked closely with our suppliers in order to become an important customer for each major supplier of metals for our core product lines. However, the significant increase in global steel usage along with supply constraints for aluminum and stainless steel may cause difficulties for metals service centers, including us, and their customers in obtaining the volume of metal desired. In addition, mill consolidation has somewhat reduced the number of suppliers available to us.

Backlog

     Because of the just-in-time delivery policy and the short lead time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.

Products and Processing Services

     We provide a wide variety of processing services to each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. For orders other than those requiring extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our 2003 sales were comprised of the following approximate percentages:

•	10% carbon steel structurals

•	9% carbon steel plate

•	9% carbon steel tubing

•	9% stainless steel plate, sheet and coil

•	9% galvanized steel sheet and coil

•	9% heat treated aluminum plate, sheet and coil

•	9% common alloy aluminum plate, sheet and coil

•	7% carbon steel bar

•	6% aluminum bar and tube

•	6% hot rolled steel sheet and coil

•	5% miscellaneous, including brass, copper and titanium

•	4% stainless steel bar and tube

•	4% cold rolled steel sheet and coil

•	3% toll processing of aluminum, carbon steel and stainless steel

•	1% electropolished stainless steel tubing and fittings

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

     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. About 45% of the orders specify delivery within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each purchased product to the fullest extent practicable.

     Few metals service centers offer the full scope of processing services and metals that we provide. In 2003, approximately 40% of our sales orders required us to perform processing services. Our primary processing services are described below:

•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close tolerance square or rectangular shapes.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

•	Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean, and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment process for all ultra high-purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

•	Fabricating includes performing second and/or third stage processing per customer specifications, typically to provide a part, casing or kit, which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer specified component part.

•	Oscillate slitting involves slitting the metal into specified widths and then oscillating the slit coil when it is wound. The oscillated coil winds the strip metal similar to the way fishing line is wound on a reel rather than standard ribbon winding. An oscillate coil can typically hold five to six times more coil than a standard coil, which allows customers to achieve longer production run times by reducing the number of equipment shut-downs to change coils.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer specified lengths, shapes or sizes.

•	Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate.

•	Shearing is the cutting of metal into small precise pieces.

•	Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

•	Slitting involves cutting metal to specified widths along the length of the coil.

•	Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

•	Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

•	Welding is the joining of two or more pieces of metal.

•	Wheelabrating, shotblasting and bead blasting involve pressure blasting metal grid into carbon steel products to remove rust and scale from the surface.

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

Marketing

     We have approximately 730 sales personnel located in thirty-five states, Belgium, France, South Korea, the United Kingdom and Wales that provide marketing services throughout each of those locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. We consider those sales personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers our outside sales personnel. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

50.5%-Owned Company

     Beginning July 1, 1995, we owned 50% and had operational control of American Steel, L.L.C., a limited liability company. Effective May 1, 2002, we increased our ownership interest to 50.5% and amended the Operating Agreement to eliminate all super-majority and unanimous voting rights, among other things. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit agreement. In November 2003, we terminated the American Steel credit agreement and paid off the outstanding balance of approximately $20 million with borrowings from Reliance’s syndicated credit facility. American Steel operates metals service centers in Portland, Oregon and Kent, Washington. American Industries, Inc. owns the other 49.5% of American Steel. We are entitled to purchase the remaining 49.5% of American Steel during the ninety days following the earlier of the death of the owner of American Industries or April 1, 2006 and are required to purchase the remaining 49.5% of American Steel if American Industries so elects during the 90 days following the earlier of the death of the owner of American Industries or January 1, 2006. From July 1, 1995 through April 30, 2002, we accounted for our 50% investment in American Steel by the equity method, and included 50% of American Steel’s earnings in our net income and earnings per share amounts. Beginning May 1, 2002, we consolidate American Steel’s financial results and record American Industries 49.5% ownership as minority interest.

Industry and Market Cycles

     We distribute metal products to our customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries our customers compete in are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. During the 2003 and 2002 years, all of the industries that we sell to experienced lower demand levels due to the poor economic conditions. The United States economy began to experience a general slowing in the second half of 2000 that led to an economic recession in 2001 with a slight improvement early in 2002. Later in 2002, particularly near the year’s end, demand for our products weakened further. In 2003 demand remained at the low levels experienced in the second half of 2002. Beginning in September 2003, demand for our products improved and the improvement has continued through February 2004. Our results have been significantly impacted by the economic downturn in 2001, 2002 and 2003. If the recent improvements in demand ends or, if the economic downturn worsens in 2004, the negative impact to our financial results may increase.

     The semiconductor fabrication industry, aerospace industry and truck trailer and rail car industries have historically experienced cycles that may have a significant impact on our results. The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a substantial period of growth from 1993 to 1996, this industry experienced a significant slowdown from mid-1996 through mid-1999. In the second half of 1999, the semiconductor industry began to improve and provided strong demand throughout 2000. In early 2001, there was a sudden and significant decline in demand from the semiconductor and related industries. This demand continued to decline throughout 2001 and remained at these low levels during 2002 and 2003. We did experience slight improvement late in 2003 and we expect some further improvement in this market in 2004.

     The aerospace industry experienced a substantial slowdown during 1999 and the first nine months of 2000 from its strong markets during 1997 and 1998. The slowdown in the aerospace industry that began in 1999 resulted primarily from decreased buying patterns of certain of the major aerospace companies due to overcapacity of existing commercial planes and lower demand for new planes. This trend continued into 2000 with an increase in demand experienced in the fourth quarter of 2000 that continued through 2001 until the tragic events of September 11th. Aerospace demand declined in the fourth quarter of 2001 and continued to decline further in each quarter of 2002. In 2003, demand remained fairly consistent with the low levels experienced in 2002. We do not anticipate aerospace demand improving significantly until late 2005.

     The truck trailer and rail car industries experienced a substantial slowing in demand beginning in 2000 that continued through 2002, which materially impacted our operations in the Pacific Northwest. We did experience some improvement for short periods during 2003 and improvements in truck trailer demand have continued into 2004.

     Fluctuations in the costs of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, during 2001, metals costs of most products reached their lowest levels experienced in over twenty years. This occurred due to overcapacity at the producer level in both domestic and foreign markets, along with the weak demand experienced in 2001. Due to the continued low demand in 2002 and 2003, costs of most metals remained at or near the 2001 levels throughout 2002 and most of 2003. However, costs of carbon steel flat-rolled products increased significantly in the second half of 2002 due to supply constraints, as certain producers reduced capacity and because of government restrictions on foreign imports. These increased costs began to decline slightly near the end of 2002 and early 2003 because of the continued low end-user demand.

In the second half of 2003, costs for carbon steel products again increased significantly and rapidly due to increased scrap, raw material and energy costs for steel producers. Costs for aluminum and stainless steel products also increased in the second half of 2003 due to supply constraints and improved customer demand.

     We have historically been able to pass increases in metal costs on to our customers as costs typically increase due to strong demand. However, the carbon steel flat-rolled cost increases in 2002 occurred while demand for these products declined. Although we were able to pass on most of these cost increases to our customers, we did experience some margin pressure, especially late in 2002 due to the lower demand levels of our customers. Lower customer demand caused some of our competitors to dump their product into the market at low prices, especially those who had purchased large quantities of carbon steel products near the end of 2003. This continued through the first half of 2003, and negatively impacted our gross margins, as we lowered our prices to meet competitor pricing. As carbon steel pricing stabilized and our competitors lowered their inventory levels of higher cost materials, we were able to increase our gross margin levels in the second half of 2003. Customer demand improved for most products in September 2003, and that improved demand should allow us to be more successful in passing through increases in our costs. We cannot guarantee that the margin between our metal costs and selling prices will remain at the levels experienced during the second half of 2003 especially if demand does not continue to improve and if domestic carbon steel costs continue to increase at their current rates. Increased metals costs and related selling prices should, however, allow us to record increased revenue and gross margin dollars on a consistent volume basis.

Competition

     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors, subsidiaries of metal producers and the producers themselves, some of which have greater resources than us. In the first half of 2003, we experienced greater competitive pressures than in prior years. We believe the low customer demand and overstocking by certain of our competitors caused them to significantly reduce their selling prices, and ultimately caused us to reduce our selling prices. As reported in the May 2003 issue of the magazine Purchasing, it is estimated that there were approximately 3,500 intermediate steel processors and metals service center facilities in North America in 2003. Industry magazines have identified us as one of the five largest metals service center companies in North America. According to the May 2003 issue of the magazine Purchasing, the 2002 (most recent year available) revenues for the five largest North American metals service center companies ranged from $1.1 billion to $2.1 billion for total revenues of $8.4 billion, which represents approximately 14% of the estimated $60 billion of total revenue for the metals service center industry in 2002. Reliance’s 2002 sales of $1.7 billion represented approximately 3% of the estimated $60 billion industry total. We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available and the wide variety of processing services we provide distinguish us from our competition. We believe that we increased our market share during 2003 and 2002 due to our strong financial condition, as many of our competitors were facing capital constraints.

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

     Nineteen divisions and five subsidiaries of Reliance, for a total of thirty facilities, have maintained ISO 9002 certifications and were recertified for ISO 9001-2000, but we have determined not to obtain the certification for any additional facilities at this time. As of December 15, 2003, ISO 9001-2000 replaced ISO 9002. The ISO 9001-2000 quality standard has added a matrix to record and review customer satisfaction and has reorganized the requirements for the quality standard from twenty elements to eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual, and that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery, and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that, for the types of products and services that most of our facilities provide, very few of our customers require such certifi-

cation and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allowed our facilities to improve their efficiency and the quality of products and services provided to our customers.

Systems

     We have converted our Reliance divisions and certain of our subsidiaries from various software programs to the Stelplan™ manufacturing and distribution information system. Stelplan™ is a registered trademark of Invera, Inc. Stelplan™ is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan™ was developed specifically for the metals service center and processor industry. Stelplan™ also provides information in real time, such as inventory availability, location and cost. With this information, our marketing and sales personnel can respond to the customer’s needs more efficiently and more effectively and quickly provide a product price.

     Certain of our subsidiaries use other vendor packages or in-house developed systems to support their operations. The basic functionality of the software is similar to Stelplan™. A common financial reporting system is used company-wide.

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

Employees

     As of March 1, 2004, we had approximately 5,200 employees. Approximately 715 employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with twenty-three union locals at twenty-three of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. We had work stoppages at two of our locations in 2002 and one in early 2003, but these were short term and did not have a material impact on our operations at these locations. We have never experienced a significant work stoppage.

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

Item 2. Properties.

     We maintain 106 metals service center processing and distribution facilities in 30 states, Belgium, France and South Korea, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Thirty-eight of these facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California. Siskin leases a portion of its facilities in Chattanooga, Tennessee, and Liebovich leases a portion of its facilities in Rockford, Illinois. AMI Metals leases its corporate office space in Brentwood, Tennessee. The lease terms expire at various times through 2013 and the aggregate monthly rent is approximately $911,000. We own all other properties. We are in the process of relocating our Pacific Metal Company Portland location and expect to be completed in the first half of 2004. Our Jacksonville, Florida facility is for sale, because we closed its operation in mid-2002. A facility in Houston, Texas that was previously leased to a third party and about nine acres of vacant land in Tampa, Florida are also listed for sale. The following table sets forth certain information with respect to each facility:

FACILITIES AND PLANT SIZE

Location	Plant Size (Sq. ft.)
Alabama:
Birmingham
(Chatham)	110,000
(Phoenix Metals)	40,000
(Siskin)	107,000
Talladega (Precision)	184,000
Arizona:
Phoenix
(Bralco Metals)	46,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
California:
El Cajon (Tube Service)	18,000
Fontana (AMI)	103,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward (Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(Reliance Steel Company)	270,000	*
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Santa Clara
(PDM)	61,000
(Valex)	6,000	*
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	122,000
Vernon (United)	34,000	*
West Sacramento (American Metals)	108,000	*
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(Engbar)	36,000	*
(Olympic)	20,000	*
(Tube Service)	21,000	*
Florida:
Orlando (Chatham)	127,000
Tampa (Phoenix Metals)	82,000
Georgia:
Atlanta (Georgia Steel)	88,000
Norcross (Phoenix Metals)	170,000

Location	Plant Size (Sq. ft.)
Savannah (Chatham)	178,000
Idaho:
Boise (Pacific)	40,000	*
Illinois:
Franklin Park (Viking)	91,000	*
Peoria (Hagerty)	223,000
Rockford
(Liebovich)	452,000
(Liebovich Custom Fabricating)	30,000
(Architectural Metals)	10,000
Indiana:
Anderson (Precision)	152,000
Rockport (Precision)	55,000
Iowa:
Cedar Rapids (Liebovich/PDM)	52,000
Kansas:
Kansas City (Central Plains)	141,000
Wichita
(AMI)	40,000	*
(Central Plains)	87,000
(Reliance Metalcenter)	45,000	*
Kentucky:
Bowling Green (Precision)	256,000	*
Louisiana:
Lafayette (A&S)	40,000	*
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	250,000
Michigan:
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis (Viking)	122,000	*
Missouri:
St. Louis (AMI)	46,000	*
Montana:
Billings (Pacific)	10,000	*
Nevada:
Las Vegas (PDM)	600	*
Sparks (PDM)	44,000
New Jersey:
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Reliance Metalcenter)	44,000
(Reliance Steel Company)	34,000
North Carolina:
Charlotte (Phoenix Metals)	41,000
Durham (Chatham)	110,000
Greensboro (Steel Bar)	43,000	*
Ohio:
Kenton (Precision)	393,000
Massillon (SSA)	27,000
Middletown (Precision)	458,000
Minster (Precision)	417,000
Tipp City (Precision)	291,000
Oregon:
Eugene (Pacific)	32,000
Medford (Pacific)	5,000	*
Portland
(American Steel)	255,000	*
(Pacific)	110,000	*
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
(Valex)	8,000	*
Pennsylvania:
Allentown (Valex)	5,000	*
Indianola (Allegheny)	53,000	*
Johnstown (Toma Metals)	73,000
South Carolina:
Columbia (Chatham)	110,000
Spartanburg (Siskin)	96,000
Tennessee:
Chattanooga (Siskin)	439,000
Morristown (East Tennessee)	29,000	*
Nashville (Siskin)	117,000
Spring Hill (Phoenix Metals)	66,000

Location	Plant Size (Sq. ft.)
Texas:
Arlington (Reliance Metalcenter)	107,000
Austin (Valex)	8,000	*
Fort Worth (AMI)	75,000	*
Garland (Arrow Metals)	45,000
Houston (Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(Reliance Metalcenter)	105,000
Spanish Fork (PDM)	42,000
Washington:
Auburn (AMI)	27,000	*
Kent
(American Steel)	146,000	*
(Bralco Metals)	24,000	*
Spokane (Pacific)	49,000
Tacoma (SSA)	26,000	*
Tukwila (Pacific)	76,000
Woodland (PDM)	130,000
International Distribution Centers
Fuveau, France (Valex)	2,100	*
Gosselies, Belgium (AMI)	40,000
International Manufacturing Facility
Seoul, South Korea (Valex Korea)	41,000

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

	2003		2002
	High	Low	High	Low
First Quarter	$21.26	$13.48	$27.59	$24.67
Second Quarter	$21.25	$14.66	$33.73	$27.65
Third Quarter	$23.68	$19.73	$31.33	$21.85
Fourth Quarter	$35.00	$22.90	$23.30	$19.50

     As of March 2, 2004, there were 282 record holders of the common stock.

     We have paid quarterly cash dividends on our common stock for 44 years. The Board of Directors may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, financial condition, and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and the expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future, or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

     The private placement debt agreements for our unsecured senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth and limit cash dividends based upon our earnings, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2003, we have paid between 6% and 25% of earnings to our shareholders as dividends. In 2003 and 2002, our dividend payments represented 22% and 25%, respectively, of our earnings due to the low earnings in 2003 and 2002 as a result of the poor economic conditions.

     The following table sets forth certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/15/03	12/5/03	1/9/04	$.06 per share
7/16/03	8/1/03	8/22/03	$.06 per share
4/16/03	5/9/03	5/30/03	$.06 per share
2/18/03	3/10/03	3/31/03	$.06 per share
10/16/02	12/6/02	1/3/03	$.06 per share
7/17/02	8/2/02	8/23/02	$.06 per share
4/17/02	5/10/02	5/31/02	$.06 per share
2/20/02	3/8/02	3/29/02	$.06 per share

     Although we have not offered any securities for sale in the last three years, other than through a registered offering, we have issued restricted stock on exercise of stock options granted pursuant to the Directors’ Stock Option Plan, which was approved by shareholders. Proceeds from the exercise of these options were used for working capital. Common stock was issued only to directors in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Exercise Price	Date of Exercise
7,500	$18.04	7/30/03
15,000	$18.83	7/30/03
13,500	$18.83	8/25/03

Item 6. Selected Financial Data.

     We have derived the following selected summary financial and operating data for the five years ended December 31, 2003 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Income Statement Data:(1)
Net sales	$1,882,933	$1,745,005	$1,656,974	$1,726,665	$1,511,065
Cost of sales	1,372,310	1,268,251	1,194,512	1,256,997	1,097,437

Gross profit	510,623	476,754	462,462	469,668	413,628
Operating expenses(2)	430,493	406,479	371,006	339,319	297,346

Operating profit	80,130	70,275	91,456	130,349	116,282
Other income (expense):
Interest expense	(26,745)	(22,605)	(26,738)	(26,068)	(23,299)
Other income, net	2,837	3,266	3,796	3,410	6,365
Amortization expense	(2,304)	(1,355)	(8,641)	(7,411)	(6,804)
Equity earnings of 50%-owned company	—	263	286	2,307	3,866
Minority interest	938	(124)	—	—	—

Income before income taxes	54,856	49,720	60,159	102,587	96,410
Provision for income taxes	(20,846)	(19,553)	(23,823)	(40,268)	(38,800)

Net income	$34,010	$30,167	$36,336	$62,319	$57,610

Earnings per Share:(3)
Income from continuing operations – diluted	$1.07	$.95	$1.28	$2.28	$2.07
Income from continuing operations — basic	$1.07	$.95	$1.28	$2.29	$2.08
Weighted average common shares outstanding – diluted	31,866	31,799	28,470	27,289	27,892
Weighted average common shares outstanding – basic	31,853	31,687	28,336	27,215	27,748
Other Data:
EBITDA(4)	$118,471	$100,871	$119,234	$156,747	$145,307
Cash flow from operations	106,414	90,102	103,587	24,772	131,355
Capital expenditures	20,909	18,658	24,539	30,379	19,524
Cash dividends per share	.24	.24	.24	.22	.18
Balance Sheet Data (December 31):
Working capital	$341,762	$390,201	$379,669	$347,659	$273,040
Total assets	1,369,424	1,139,758	1,082,502	997,243	900,005
Long-term debt	469,250	344,080	331,975	421,825	318,050
Shareholders’ equity	647,619	610,435	583,561	403,039	400,328

(1)	Does not include financial results of American Steel, L.L.C. for the years ended December 31, 1999, 2000, and 2001 and the period January 1, 2002 to April 30, 2002 because we accounted for our 50% investment by the equity method, and therefore we included 50% of American Steel’s earnings in our net income and earnings per share amounts. Effective May 1, 2002 we began consolidating American Steel’s financial results due to an amendment to the Operating Agreement, which gave us 50.5% of the ownership units and eliminated all super-majority and unanimous voting rights, among other changes.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3)	Amounts have been retroactively adjusted to reflect the September 1999 3-for-2 stock split.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense, and amortization of intangibles (including goodwill). We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt while providing useful information. EBITDA should not be considered in isolation or as a substitute for consolidated statements of income and cash flows data prepared in accordance with accounting principles generally accepted in the United States and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

Reconciliation of EBIT and EBITDA	2003	2002	2001	2000	1999
Income before provision for income taxes	$54,856	$49,720	$60,159	$102,587	$96,410
Interest expense	26,745	22,605	26,738	26,068	23,299

EBIT	$81,601	$72,325	$86,897	$128,655	$119,709

Depreciation and amortization expense	36,870	28,546	32,337	28,092	25,598

EBITDA	$118,471	$100,871	$119,234	$156,747	$145,307

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     For most of 2003, the metals service center industry continued to experience low levels of customer demand, primarily related to the economic downturn in the United States. Demand for our products began to slow in the second half of 2000, but only in certain geographic areas. In early 2001, we felt a sudden slowdown in demand for the semiconductor and related markets, and demand continued to decline throughout 2001 for all of our product end markets except aerospace. Aerospace demand and pricing were strong in 2001, but fell off significantly after September 11th. The low demand levels in all areas continued into 2002, fell further in the second half of 2002 and continued into 2003. In September 2003, customer demand improved somewhat across most products and end markets.

     Metals pricing for most of 2003 and all of 2002 remained at the historically low levels reached in 2001, with the exception of carbon steel flat-rolled products. Although end market demand was low, domestic carbon steel flat-rolled costs increased significantly in the second half of 2002 due to supply constraints resulting from tariffs on imported material and domestic capacity shutdowns. These costs remained high in early 2003 and then decreased. However, late in the 2003 third quarter, carbon steel costs began to increase at very rapid rates. These increases were due to high scrap and other raw material costs caused by the increased global demand for steel, especially in China, and due to increased energy costs at the producer level. Aluminum and stainless steel costs also increased in the second half of 2003 due to supply constraints and improved customer demand. There were significant competitive pressures in the first half of 2003 that caused us to reduce our selling prices at a more rapid rate than our costs were declining, resulting in lower gross profit margins.

     Our performance was significantly impacted by these factors; however, we are proud of our consistently profitable returns and our ability to manage our working capital and to generate cash flow to expand and strengthen our business and reduce debt during this challenging environment. We completed one acquisition during 2003. This acquisition contributed significantly to our financial results and allowed our 2003 performance to improve from our 2002 results. This acquisition did require us to increase our leverage and to provide security under our credit agreements. However, our strong cash flow in 2003 has allowed us to reduce our leverage more quickly than we had expected.

     We believe that we are positioned to take full advantage of improved economic conditions, while at the same time we are poised to continue to operate efficiently in less favorable economies, such as that experienced during 2003, because of our focus on cost controls and inventory turnover, and our product and geographic diversification. In January and February 2004, we experienced improvement in both demand and pricing for our products, and we have been able to pass most of our increased costs through to our customers, allowing us to increase our gross margins. We anticipate that demand will remain strong through the first quarter of 2004 and that prices will continue to increase in the first half of 2004. Supply of many of our products is expected to be tight for most of 2004. If we cannot pass our cost increases on to our customers, or if demand declines, this could pressure our gross margins in 2004. Also, if we cannot obtain a sufficient supply of metals for our customers in 2004, this could negatively impact our 2004 financial results.

     Customer demand can have a significant impact on our results of operations. When volume increases our revenue dollars increase, which contributes to increased gross profit dollars. However, variable costs may also increase with volume including increases in our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce certain expenses when volumes decline; however, we cannot easily reduce our fixed costs.

     Pricing for our products can have a more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increase. We attempt to obtain the same gross profit percentage on our sales, so if prices increase and we are successful in maintaining the same gross profit percentage, we generate higher levels of gross profit and pre-tax income dollars. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. Because changes in pricing do not require us to adjust our expense structure, the impact on our results of operations is much greater than the effect of volume changes.

     Also, when volume or pricing increases, our working capital requirements typically increase, which may require us to increase our outstanding debt. This could increase our interest expense. When our customer demand falls, we can typically generate strong levels of cash flow from operations as our working capital needs decrease.

Recent Developments

     We completed our largest acquisition to date in 2003. Through this transaction, we entered into new geographic markets in Indiana and Kentucky, strengthened our presence in the Midwest region of the United States and expanded our service offerings. The acquisition made in 2003 of a metals processor did not result in a new segment.

     On July 1, 2003 we purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220 million in cash, plus the assumption of approximately $26 million of debt. Precision Strip is a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metal for a fee without taking ownership of the metal. Precision Strip’s revenues for the six months ended December 31, 2003 were $62 million. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. On a volume basis, Precision Strip processes approximately $2 billion of metal per year.

Results of Operations

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2003 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2003		2002		2001
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$1,882,933	100.0%	$1,745,005	100.0%	$1,656,974	100.0%
Gross profit	510,623	27.1	476,754	27.3	462,462	27.9
S,G&A expenses	395,927	21.0	379,288	21.7	347,310	21.0
Depreciation expense	34,566	1.8	27,191	1.6	23,696	1.4

Operating profit(1)	$80,130	4.3%	$70,275	4.0%	$91,456	5.5%

(1)	Excludes other income, amortization expense, equity in earnings of 50%-owned company, minority interest, interest expense and income tax expense.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Sales. Our 2003 consolidated net sales were $1.88 billion, an increase of 7.9%, compared to $1.75 billion in 2002. This increase includes the additional sales from the companies we acquired in 2002 and 2003. This includes a decrease in tons sold of 1.1% and an increase in the average selling price per ton sold of 5.7% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). The decrease in our tons sold is mainly due to reduced customer demand in all markets through the first eight months of 2003. Our sales volumes continued at the low levels experienced in the second half of 2002 until September 2003 when we began to experience some improvement in demand across most product and customer markets. This improvement continued through the remainder of 2003.

     The increase in our average selling price per ton sold of 5.7% resulted mainly from costs of carbon steel flat-rolled products increasing significantly in the second half of 2002 due to supply constraints resulting from the temporary closure of a few mills and due to tariffs placed on imports. These prices remained high in early 2003 and then declined somewhat until late in the third quarter of 2003 when carbon steel costs increased significantly due to a shortage of scrap and other raw materials and high energy costs for the producers. The scrap shortage is a result of the increase in global steel demand, especially in China. The costs for carbon steel continued to increase very rapidly in the fourth quarter of 2003, and we increased our selling prices accordingly. We also increased our prices for aluminum and stainless steel products due to reduced supply and improved customer demand that resulted in increased costs in the second half of 2003.

     Our same-store sales (excludes sales of businesses we acquired in 2003 and 2002) increased $10.1 million, or 0.6%, with year 2003 tons sold declining 3.8% as compared to 2002, and the average selling price per ton sold increasing by 3.8%. These changes were due to the factors discussed above.

     Gross Profit. Our total gross profit of $510.6 million increased 7.1% from 2002 mainly because of our increase in sales due to our 2003 and 2002 acquisitions and due to our increased selling prices. Our gross profit as a percentage of sales was 27.1% in 2003 compared to 27.3% in 2002. The decline in our gross margin percentage occurred primarily due to competitive pressures resulting from low levels of customer demand in the first half of 2003 when we reduced our selling prices at a more rapid rate than our material costs were declining. This resulted in lower gross margin levels. Beginning in September 2003, we experienced improved customer demand that allowed us to increase our selling prices and expand our gross margin levels.

     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2003 increased $16.6 million, or 4.4%, from 2002. This increase includes the S,G&A expenses of the company we acquired in 2003 plus a full year of expenses for our 2002 acquisitions. We were able to reduce our same-store S,G&A expenses by $3.2 million in 2003 as compared to 2002. These expenses represented 21.0% and 21.7% of sales in 2003 and 2002, respectively. The improvement as a percentage of sales resulted from our continued focus on expense reduction and an increase in our average selling price per ton sold.

     Depreciation expense increased $7.4 million for 2003 compared to 2002 because of the inclusion of depreciation expense related to the companies we acquired in 2003 and 2002.

     Operating Profit. Operating profit, calculated as gross profit less S,G&A expenses and depreciation expense, increased $9.9 million, or 14.0%, in 2003 compared to 2002. This occurred mainly due to the operating profit from our 2003 acquisition.

     Other Income and Expense. Interest expense increased by 18.3% to $26.7 million in 2003 compared to 2002, due to increased borrowing levels to fund our acquisition of Precision Strip for $220 million plus the assumption of approximately $26 million of outstanding debt on July 1, 2003.

     Because of our increased ownership interest in American Steel, we began to consolidate their results beginning May 1, 2002. Prior to that date, we accounted for our investment using the equity method. On our income statement, the 2002 equity in earnings of 50%-owned company represents our 50% of American Steel’s net income from January 1 through April 30. The minority interest amount represents 49.5% of American Steel’s net income or loss beginning May 1, 2002 for the portion that we do not own. Minority interest also includes the net income or loss from the 30.5% interest in Valex Korea Co., Ltd. and the 3% interest in Valex Corp. that we do not own. American Steel incurred a loss in 2003 due to the continued depressed economic conditions in the northwest region of the United States, including the loss of certain large carbon steel customers in that area over the past few years.

     Income Tax Rate. Our effective income tax rate decreased from 39.3% in 2002 to 38.0% in 2003, mainly due to shifts in the geographic composition of our 2003 income, and due to the resolution of open tax issues.

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

     The decrease in our average selling price per ton sold of 4.5% resulted mainly from shifts in product mix due to both acquisitions and reductions in our sales of higher priced products to the semiconductor, electronics and aerospace markets. Although metals costs had decreased significantly for most of our products during 2001, we experienced further declines in 2002 with the exception of carbon steel flat-rolled products. In the second half of 2002, costs of carbon steel flat-rolled products increased significantly due to supply constraints resulting from the temporary closure of a few mills and due to tariffs placed on imports. Carbon steel flat-rolled products represented approximately 20.0% of our 2002 sales.

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

     Expenses. S,G&A expenses for 2002 increased $32.0 million, or 9.2%, from 2001. This increase includes the S,G&A expenses of the companies we acquired in 2002 plus a full year of expenses of our 2001 acquisitions. These expenses represented 21.7% and 21.0% of sales in 2002 and 2001, respectively. We were able to reduce our same-store S,G&A expenses by 2.3% in 2002 as compared to 2001. The majority of the decrease in same-store S,G&A expenses relates to headcount reductions, as personnel costs are the most significant component of our variable costs. For the 2002 year, we reduced our work force by 5.8%, with half of the reductions, or approximately 130 employees, occurring in the fourth quarter in response to declines in demand. This reduction was in addition to the 13% reduction that occurred in 2001.

     Depreciation expense increased $3.5 million for 2002 compared to 2001, mainly because of the inclusion of depreciation expense related to the companies we acquired in 2002 and 2001, along with depreciation expense on current year capital expenditures.

     Operating Profit. Operating profit, calculated as gross profit less S,G&A expenses and depreciation expense, decreased as a percentage of sales to 4.0% in 2002 compared to 5.5% in 2001. Although consolidated sales increased, our gross profit margin declined and our operating expenses increased due to a larger network of service centers, as discussed above.

     Other Income and Expense. Interest expense decreased by 15.5% to $22.6 million in 2002 compared to 2001, due to lower borrowing levels and lower interest rates. We used the July 2001 equity offering proceeds of approximately $150 million to pay down debt. The 2002 year included borrowings for our acquisitions of Central Plains Steel Co. and Pacific Metal Company which were paid off with cash from operations and included $19.7 million of debt upon consolidation of American Steel.

     Amortization expense decreased $7.3 million because of the change in accounting rules for goodwill. In 2001, we had $7.1 million of goodwill amortization expense that was not recorded in 2002, in accordance with the new rules. The new accounting rules adopted in 2002 also require us to measure our goodwill annually for impairment of value. We did not experience any goodwill impairment in 2002, and therefore did not record any impairment charges.

     Income Tax Rate. Our effective income tax rate decreased from 39.6% in 2001 to 39.3% in 2002, mainly due to shifts in the geographic composition of our 2002 income, resulting from both acquisitions and current economic conditions.

Liquidity and Capital Resources

     At December 31, 2003, working capital was $341.8 million, compared to $389.6 million at December 31, 2002. The decrease was primarily due to a reduction in our inventory levels of $20.0 million, an increase in our accounts payable and accrued expenses of $25.2 million and an increase in our current debt maturities of $22.1 million. The additional working capital from our 2003 acquisition was $12.7 million on July 1, 2003. To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. At December 31, 2003, our accounts receivable days sales outstanding were 44 days, consistent with our rate at December 31, 2002. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate was about 4.7 times in 2003, improved from about 4.25 times in 2002. The increase in accounts payable of $25.2 million was due to managing our payments to vendors to maximize our cash flow, combined with increased costs for the metals we purchased late in 2003. As demand and pricing for our products improves, our working capital needs will increase. We expect to finance this with increased borrowings on our syndicated credit facility.

     Our primary sources of liquidity are generally from our internally generated funds from operations and our revolving line of credit. Our operations provided cash of $106.4 million in 2003 compared to $90.1 million in 2002. Along with our earnings, the reductions in our inventory levels and increases in our accounts payable were the primary factors in providing cash flow from operations. The cash generated from operations in 2003 was used to fund our capital expenditures and to pay down debt, including debt used to fund the purchase of Precision Strip and to pay off the American Steel credit facility. On

January 2, 2004 (date of maturity), we paid off $22.0 million of private placement notes with borrowings on our syndicated credit facility.

     On July 1, 2003, we borrowed $248.0 million to fund the acquisition of Precision Strip, with $113.0 million borrowed on our syndicated credit facility and with $135.0 million of proceeds from issuing new senior secured notes in a private placement. Excluding the $113.0 million borrowed to fund the acquisition, we made net repayments on our credit facility of $79.0 million during 2003. At December 31, 2003 our net debt-to-total capital ratio was 43.1% compared to 35.4% at December 31, 2002.

     Our syndicated credit facility allows for $335 million in borrowings. As of December 31, 2003, $72 million was outstanding under this credit facility. The $335 million five-year secured syndicated credit facility, as amended effective July 1, 2003, is with ten banks and may be increased to $400 million. At December 31, 2003, we had $14.6 million of letters of credit outstanding under our syndicated credit facility. American Steel had a syndicated credit agreement with a borrowing limit of $24 million. This credit facility was paid off and cancelled in November 2003. We borrowed $20.0 million under the Reliance syndicated credit facility to fund the American Steel pay off.

     At December 31, 2003, we had agreements with insurance companies for private placements of senior secured notes in the aggregate amount of $415.0 million, including the new notes issued on July 1, 2003. Those outstanding senior notes have maturity dates ranging from 2004 to 2013, and bear interest at an average rate of 6.3% per annum.

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

     Our net capital expenditures, excluding acquisitions, were $20.9 million for the 2003 year. We had no material commitments for capital expenditures or capital leases as of December 31, 2003. Our 2004 capital expenditures are budgeted at $36 million. Historically, our actual capital expenditures have been less than our budgeted amount. Any capital expenditure commitments that existed at December 31, 2003 are included in the below table of contractual obligations. Our operating lease commitments are discussed in Note 11 of the Notes to Consolidated Financial Statements. We expect to make an additional payment of approximately $13 million to the Precision Strip sellers in the first quarter of 2004 to reimburse them for the tax differential related to our election of Section 338(h)(10) treatment, per the terms of the Acquisition Agreement. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

     We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future. We do not anticipate acquiring additional companies until we have further reduced our leverage ratio, which is expected to be by the end of 2004.

     The following table summarizes our contractual cash obligations as of December 31, 2003. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Year
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations(1)	$491,650	$22,400	$167,875	$75,950	$225,425
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	67,296	16,432	24,943	14,734	11,187
Purchase Obligations(2)	26,629	7,628	18,697	304	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(3)	6,290	1,610	2,282	2,398	—

Total	$591,865	$48,070	$213,797	$93,386	$236,612

(1)	Amounts include principal payments only. See Note 6 of the Consolidated Financial Statements for information regarding interest rates and payment dates.

(2)	Includes capital expenditure items committed to as of December 31, 2003, including a lease buy out option at fair market value. The fair market value has been estimated at $4.5 million based upon market comparisons. Includes non-cancelable purchase or service contracts with a term of one year or greater that existed at December 31, 2003. The majority of our material purchases are completed within 30 to 120 days and therefore are not included in this table. Also includes the amount of the put option to purchase the remaining 49.5% interest in American Steel, L.L.C., per the terms of the Operating Agreement.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next five years. These amounts are limited to the information provided by our actuaries. Information was not available for all plans or for all years.

     On August 31, 1998, our Board of Directors approved the purchase of up to an additional 3,750,000 shares of our outstanding common stock through our Stock Repurchase Plan, for a total of 6,000,000 shares. Since inception of the Stock Repurchase Plan, we have purchased a total of 5,538,275 shares of our common stock, at an average purchase price of $14.94 per share, as of December 31, 2003, all of which are being treated as authorized but unissued shares. In 2003 and 2002, we did not repurchase any shares of our common stock. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

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

Goodwill

     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $325.3 million at December 31, 2003, or approximately 23.8% of total assets or 50.2% of consolidated shareholders’ equity. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill deemed to have indefinite lives is no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We adopted the provisions of SFAS No. 142 effective January 1, 2002. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We have performed impairment tests of goodwill as of January 1, 2002, November 1, 2002 and November 1, 2003, and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting estimates, as discussed with the Audit Committee, affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See Note 1 of the Notes to Consolidated Financial Statements for our Summary of Significant Accounting Policies.) There have been no material changes made to the critical accounting estimates during the periods presented in the Consolidated Financial Statements.

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

Deferred Tax Assets

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

For information concerning our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

Goodwill and Intangible Assets

In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Effective January 1, 2002, we adopted SFAS No. 142 and have performed impairment testing in accordance with the Statement. We estimated future cash flows at the reporting unit level. A key assumption made is that our business will grow at 3% to 5% per year, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Long-Lived Assets

We review the recoverability of our long-lived assets as required by SFAS No. 144 and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, we adopted SFAS No. 144 and have reviewed recoverability of our long-lived assets in accordance with this Statement.

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

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Los Angeles, California
February 10, 2004

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,166	$9,305
Accounts receivable, less allowance for doubtful accounts of $4,716 and $5,158 at December 31, 2003 and 2002, respectively	221,793	190,191
Inventories	288,080	307,385
Prepaid expenses and other current assets	14,593	10,874
Deferred income taxes	17,954	15,300

Total current assets	544,586	533,055
Property, plant and equipment, at cost:
Land	57,077	52,469
Buildings	256,708	180,995
Machinery and equipment	349,933	237,912
Accumulated depreciation	(196,847)	(165,187)

	466,871	306,189
Goodwill	325,305	284,276
Other assets (including intangibles not subject to amortization)	32,662	16,238

Total assets	$1,369,424	$1,139,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,438	$77,441
Accrued expenses	53,265	40,894
Wages and related accruals	22,696	20,160
Deferred income taxes	6,025	4,034
Current maturities of long-term debt	22,400	325

Total current liabilities	202,824	142,854
Long-term debt	469,250	344,080
Deferred income taxes	40,349	31,672
Minority interest	9,382	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 32,225,872
and 31,752,087 at December 31, 2003 and 2002, respectively, stated capital	303,587	294,503
Retained earnings	344,962	317,189
Accumulated other comprehensive loss	(930)	(1,257)

Total shareholders’ equity	647,619	610,435

Total liabilities and shareholders’ equity	$1,369,424	$1,139,758

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,882,933	$1,745,005	$1,656,974
Other income, net	2,837	3,266	3,796

	1,885,770	1,748,271	1,660,770
Costs and expenses:
Cost of sales	1,372,310	1,268,251	1,194,512
Warehouse, delivery, selling, general and administrative	395,927	379,288	347,310
Depreciation and amortization	36,870	28,546	32,337
Interest	26,745	22,605	26,738

	1,831,852	1,698,690	1,600,897

Income before equity in earnings of 50%- owned company, minority interest and income taxes	53,918	49,581	59,873
Equity in earnings of 50%-owned company	—	263	286
Minority interest	938	(124)	—

Income from continuing operations before income taxes	54,856	49,720	60,159
Provision for income taxes	20,846	19,553	23,823

Net income	$34,010	$30,167	$36,336

Earnings per Share:
Income from continuing operations – diluted	$1.07	$.95	$1.28

Weighted average shares outstanding – diluted	31,866,334	31,798,801	28,469,820

Income from continuing operations – basic	$1.07	$.95	$1.28

Weighted average shares outstanding – basic	31,852,842	31,687,161	28,335,626

Cash dividends per share	$.24	$.24	$.24

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share and per share amounts)

	Common Stock			Accumulated Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 1, 2001	25,131,917	$139,231	$264,116	$(308)	$403,039
Net income for the year	—	—	36,336	—	36,336
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(698)	(698)
Minimum pension liability	—	—	—	(322)	(322)

Comprehensive income					35,316
Stock options exercised	107,350	1,588	451	—	2,039
Stock issued under incentive bonus plan	8,334	223	—	—	223
Cash dividends — $.24 per share	—	—	(6,812)	—	(6,812)
Issuance of stock, net of offering costs of $8,369	6,325,000	149,756	—	—	149,756

Balance at December 31, 2001	31,572,601	290,798	294,091	(1,328)	583,561
Net income for the year	—	—	30,167	—	30,167
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	538	538
Unrealized loss on investments	—	—	—	(195)	(195)
Minimum pension liability	—	—	—	(272)	(272)

Comprehensive income					30,238
Stock options exercised	170,600	3,470	536	—	4,006
Stock issued under incentive bonus plan	8,886	235	—	—	235
Cash dividends — $.24 per share	—	—	(7,605)	—	(7,605)

Balance at December 31, 2002	31,752,087	294,503	317,189	(1,257)	610,435
Net income for the year	—	—	34,010	—	34,010
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	491	491
Unrealized gain on investments	—	—	—	212	212
Minimum pension liability	—	—	—	(376)	(376)

Comprehensive income					34,337
Stock options exercised	459,375	8,866	1,406	—	10,272
Stock issued under incentive bonus plan	14,410	218	—	—	218
Cash dividends — $.24 per share	—	—	(7,643)	—	(7,643)

Balance at December 31, 2003	32,225,872	$303,587	$344,962	$(930)	$647,619

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$34,010	$30,167	$36,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,870	28,546	32,337
Deferred taxes	8,120	3,577	(3,522)
(Gain) loss on sales of property and equipment	(701)	(784)	371
Equity in earnings of 50%-owned company	—	(263)	(286)
Minority interest	(938)	124	—
Changes in operating assets and liabilities:
Accounts receivable	(11,641)	(5,951)	57,051
Inventories	19,995	30,150	21,468
Prepaid expenses and other assets	(4,517)	(3,342)	(3,322)
Accounts payable and accrued expenses	25,216	7,878	(36,846)

Net cash provided by operating activities	106,414	90,102	103,587
Investing activities:
Purchases of property, plant and equipment, net	(20,909)	(18,658)	(24,539)
Proceeds from sales of property and equipment	3,020	3,298	1,589
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(245,850)	(53,321)	(129,677)
Dividends received from 50%-owned company	—	444	6,924

Net cash used in investing activities	(263,739)	(68,237)	(145,703)
Financing activities:
Proceeds from borrowings	299,785	104,115	271,000
Principal payments on long-term debt and short- term borrowings	(152,540)	(121,755)	(366,568)
Payments to minority shareholders	(378)	(2,252)	—
Dividends paid	(7,643)	(7,605)	(6,812)
Issuance of common stock	218	235	223
Net proceeds from common stock offering	—	—	149,756
Exercise of stock options	8,866	3,470	1,588
Tax benefit of stock options exercised	1,406	536	451

Net cash provided by (used in) financing activities	149,714	(23,256)	49,638
Effect of exchange rate changes on cash	472	765	(698)

(Decrease) increase in cash and cash equivalents	(7,139)	(626)	6,824
Cash and cash equivalents at beginning of year	9,305	9,931	3,107

Cash and cash equivalents at end of year	$2,166	$9,305	$9,931

Supplemental cash flow information:
Interest paid during the period	$23,391	$22,116	$32,532
Income taxes paid during the period	$10,346	$20,101	$24,280

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, American Steel, L.L.C. (50.5%-owned), AMI Metals, Inc., CCC Steel, Inc., Central Plains Steel Co., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Liebovich Bros., Inc., Lusk Metals, Pacific Metal Company, PDM Steel Service Centers, Inc., Phoenix Corporation, Precision Strip, Inc., RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned) and Viking Materials, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance, other than American Steel, L.L.C., are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. Through April 30, 2002, the Company accounted for its 50% investment in American Steel, L.L.C. on the equity method of accounting, however, since May 1, 2002, when the Company’s ownership interest increased to 50.5%, the Company has consolidated the financial results of American Steel, L.L.C. The Company accounts for Valex Corp.’s 69.5% interest in Valex Korea Co., Ltd. on a consolidated basis, reporting the remaining 30.5% as minority interest. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Business

     In 2003, the Company operated a metals service center network of 106 processing and distribution facilities (including American Steel, L.L.C.) in 30 states, Belgium, France and South Korea which provided value-added metals processing services and distributed a full line of more than 90,000 metal products.

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

Accounts Receivable and Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company’s products are sold. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis when collectibility is not assured. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.

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
December 31, 2003

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

     In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective for any business combinations completed after June 30, 2001 and SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. Indefinite-lived intangible assets are not subject to amortization.

     The Company has adopted the provisions of SFAS No. 141 for acquisitions completed subsequent to June 30, 2001 and has adopted SFAS No. 142 effective January 1, 2002. For purposes of performing annual impairment tests, the Company identified 39 reporting units under SFAS No. 142 as of November 1, 2002 and 40 reporting units as of November 1, 2003, the dates of our annual impairment testing. Each reporting unit constitutes a business under the definition provided by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business. The Company assigns goodwill at the business unit/reporting unit level, where applicable, as each business unit operates independently from the other business units and is evaluated at the business unit level for financial performance.

     The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year five of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. The Company performed a transitional assessment of impairment of goodwill and has determined that no impairment existed at January 1, 2002. An annual assessment was performed and the Company determined that no impairment existed at November 1, 2002 or November 1, 2003. The pro forma effect of these new accounting rules on net income and earnings per share is as follows (in thousands except per share amounts):

Year Ended December 31,
2001
Net income
Reported net income	$36,336
Goodwill amortization, net of tax	4,288

Pro forma net income	$40,624

Earnings per share from continuing operations — basic
Reported	$1.28
Goodwill amortization, net of tax	.15

Pro forma earnings per share from continuing operations — basic	$1.43

Earnings per share from continuing operations — diluted
Reported	$1.28
Goodwill amortization, net of tax	.15

Pro forma earnings per share from continuing operations	$1.43

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     The provision for depreciation of property, plant and equipment is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 ½ years
Machinery and equipment	3-20 years

     The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2003.

Revenue Recognition

     The Company recognizes product revenue upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery, or at the time services are performed. The Company adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, in January 2001. The adoption of SAB No. 101 did not have a material effect on the financial position or results of operations of the Company.

Segment Information

     The Company has one reportable business segment — metals service centers. The acquisition made during 2003 did not result in new segments.

     Although a variety of products or services are sold at each of the Company’s various locations, in total, sales were comprised of 54% carbon steel, 24% aluminum, 14% stainless steel, 3% toll processing and 5% other products in 2003; 59% carbon steel, 22% aluminum, 15% stainless steel and 4% other products in 2002; and 53% carbon steel, 25% aluminum, 17% stainless steel and 5% other products in 2001.

Shipping and Handling Costs

     Shipping and handling costs are included as revenue in net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third party carriers are not material and are included in cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are included in operating expenses. For the twelve month periods ended December 31, 2003, 2002 and 2001, shipping and handling costs not included in cost of sales were approximately $64,038,000, $60,192,000 and $55,782,000, respectively, and were included in “warehouse, delivery, selling, general and administrative expenses.”

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

receipt is deemed probable. The Company’s management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

Foreign Currencies

     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “accumulated other comprehensive loss” component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 2003.

Impact of Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. SFAS No. 143 was adopted by the Company on January 1, 2003 and did not have a material impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, Employer’s Accounting for Postemployment Benefits, and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146 was adopted by the Company on January 1, 2003 and did not have a material impact on the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements. FIN 45 was adopted by the Company on January 1, 2003 and did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation was applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. FIN 46 was adopted by the Company on September 30, 2003 and did not have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. SFAS No. 149 was adopted by the Company on July 1, 2003 and did not have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company on June 15, 2003 and did not have a material impact on the Company’s financial position or results of operations.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     In December 2003 the FASB issued SFAS No. 132 (Revised), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 (Revised) retained disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132 (Revised) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132 (Revised) did not have a material impact on the Company’s financial position or results of operations.

2. Investment in American Steel

     From inception on July 1, 1995 through April 30, 2002, the Company owned a 50% interest in the Membership Units of American Steel, L.L.C. (“American Steel”), which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington and processes and distributes primarily carbon steel products. American Industries, Inc. (“Industries”) owned the other 50% interest in American Steel. The Operating Agreement (“Agreement”) gave the Company operating control over the assets and operations of American Steel. However, due to the existence of super-majority veto rights in favor of Industries prior to May 1, 2002, the Company accounted for this investment under the equity method and recorded its share of earnings based upon the terms of the Agreement.

     Effective May 1, 2002, the Agreement was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Agreement were eliminated, among other changes. The Agreement, as amended, provides that the Company may purchase the remaining 49.5% of American Steel during a term of 90 days following the earlier of the death of the owner of Industries or April 1, 2006 and is required to purchase the remaining 49.5% of American Steel if Industries so elects during a term of 90 days following the earlier of the death of the owner of Industries or January 1, 2006. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. American Steel had net sales of approximately $51,765,000 for the year ended December 31, 2003. American Steel maintained a separate credit facility until November 2003 when the Company paid off and closed American Steel’s line of credit. The Company’s consolidated balance sheet at December 31, 2003 includes assets and liabilities of American Steel of $43,582,000 and $29,060,000, respectively, including $24,470,000 of goodwill. All significant intercompany transactions are eliminated in consolidation.

3. Acquisitions

     On July 1, 2003 the Company acquired all of the outstanding stock of Precision Strip, Inc., a privately-held metals processing company founded in 1977, and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220,000,000 in cash, plus the assumption of approximately $25,600,000 of debt. Precision Strip’s sales for the six months ended December 31, 2003 were $61,937,000. Precision Strip’s activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metals for a fee, without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Precision Strip now operates as a wholly owned subsidiary of Reliance, with Precision Strip Transport, Inc. operating as a wholly owned subsidiary of Precision Strip, Inc. This acquisition strengthened our presence in certain geographic and customer end markets and increased our value-add processing capabilities.

     The acquisition of Precision Strip was funded on July 1, 2003 with borrowings on the Company’s existing $335,000,000 syndicated bank line of credit and with a new private placement of $135,000,000 of senior secured notes. Private placement notes of $60,000,000 will mature in 2011 and bear interest at a rate of 4.87% and notes totaling $75,000,000 will mature in 2013 and bear interest at a rate of 5.35%. See Note 6 for further discussion. A portion of the purchase price, $11,000,000, was paid into an escrow account and is payable to the sellers after a certain period of time, as specified in the acquisition agreement, subject to certain indemnification obligations of the sellers.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     The following table summarizes the fair values of the assets acquired and liabilities assumed of Precision Strip at the date of the acquisition.

At July 1, 2003
(in thousands)
Cash	$70
Accounts receivable	19,961
Property, plant and equipment.	176,658
Goodwill	44,002
Intangible assets	12,500
Other assets	2,799

Total assets acquired	255,990

Current liabilities	(8,090)

Total liabilities assumed	(35,691)

Net assets acquired	$220,299

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

     Also on April 1, 2002, the Company acquired all of the outstanding stock of Olympic Metals, Inc. (“Olympic”), a privately-held metals service center in Denver, Colorado. Olympic specializes in the processing and distribution of aluminum, brass, copper and stainless steel products. This acquisition strengthens the Company’s position and broadens its customer base in this area of its existing geographic network. Olympic operated as a wholly-owned subsidiary of the Company until December 31, 2002 when it was merged into the Company and now operates as a division. This acquisition was funded with cash generated from operations.

     On July 2, 2001, through its newly-formed subsidiary, PDM Steel Service Centers, Inc. (“PDM”), the Company purchased the assets and assumed certain liabilities of the steel service centers division of Pitt-Des Moines, Inc., a publicly-held company, for approximately $93,200,000. Approximately one-half of the purchase price was paid in cash and one-half was paid by promissory note, which was paid off on July 6, 2001, following completion of a public equity offering. PDM processes and distributes carbon steel products consisting primarily of structurals and plate for the capital goods and construction industries. This acquisition strengthens the Company’s position in these products and industries in its existing markets and also provides entries into new geographic markets in Iowa and Nevada. PDM operates as a wholly-owned subsidiary of the Company. PDM is headquartered in Stockton, California, and at the time of the acquisition, had additional facilities in Fresno and Santa Clara, California; Cedar Rapids, Iowa; Sparks, Nevada; Spanish Fork, Utah; and the General Steel Corporation facility in Woodlands, Washington. At the close of business on December 31, 2001, General Steel Corporation was merged into PDM and now operates as a division of PDM. On April 1, 2002, the Cedar Rapids, Iowa division of PDM began to operate as a division of Liebovich Bros., Inc. (“Liebovich”), a wholly-owned subsidiary of the Company. In addition, PDM opened a facility in Las Vegas, Nevada in 2003. The cash portion of this acquisition was funded with borrowings under the Company’s line of credit. There were no intangible assets or goodwill recorded as a result of this acquisition.

     On January 19, 2001, the Company acquired Aluminum and Stainless, Inc. (“A&S”), a privately-held metals service center in Lafayette, Louisiana. A&S processes and distributes primarily aluminum sheet, plate and bar products and operates

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

as a wholly-owned subsidiary of the Company. The acquisition of A&S was funded with borrowings under the Company’s line of credit. In March 2001, A&S opened a branch in New Orleans, Louisiana through the purchase of certain assets of an existing metals service center.

     On January 18, 2001, the Company acquired Viking Materials, Inc. (“Viking”), a privately-held metals service center in Minneapolis, Minnesota, and a related company, Viking Materials of Illinois, Inc. (“Viking Illinois”), near Chicago, Illinois. Viking provides value-added processing and distribution of primarily carbon steel flat-rolled products. Viking Illinois operated as a wholly-owned subsidiary of Viking through the close of business on December 31, 2001, when it was merged into Viking. Viking operates as a wholly-owned subsidiary of the Company. The acquisition of Viking and Viking Illinois was funded with borrowings under the Company’s line of credit.

     These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company requests the opinion of an independent public accounting firm to identify and determine the fair value and economic life of intangible assets of acquired companies. The independent public accounting firm determined that trade names, acquired in 2003 and 2002, had indefinite lives as the economic life is expected to approximate the life of the companies acquired. In 2003 the Company recorded $6,200,000 as intangible assets subject to amortization over an average life of 6.1 years related to contractual customer relationships and $6,300,000 as an intangible asset not subject to amortization related to the trade name of an acquired company. In 2002, the Company recorded $1,100,000 as an intangible asset subject to amortization over 11 years related to the customer list of an acquired company and $3,000,000 as an intangible asset not subject to amortization related to the trade name of an acquired company. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in goodwill additions of $44,002,000 for the year ended December 31, 2003. All of this amount is expected to be deductible for tax purposes in future years. Amortization expense for goodwill amounted to approximately $7,099,000 for the year ended December 31, 2001.

     The operating results of these acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2003, 2002 or 2001, appropriately, or of any potential results which may occur in the future.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Proforma (unaudited):
Net sales	$1,946,122	$1,945,470	$1,954,431
Net income	$40,410	$44,009	$44,678
Earnings per share from continuing operations – diluted.	$1.27	$1.38	$1.57
Earnings per share from continuing operations – basic	$1.27	$1.39	$1.58

4. Intangible Assets

     At December 31, 2003 net intangible assets of approximately $19,806,000 are included in other assets, and consist of the following:

	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Covenants not to compete	$5,953	$(5,386)
Loan fees	5,613	(2,134)
Customer list/relationships	7,300	(965)
Trade names	9,300	—
Other	353	(228)

	$28,519	$(8,713)

     Amortization expense for intangible assets amounted to approximately $2,304,000, $1,355,000, and $1,541,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2004	$3,182
2005	2,649
2006	1,811
2007	1,207
2008	285

5. Inventories

     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2003 and 2002, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $15,134,000 and $14,238,000, respectively. Inventories of $67,690,000 and $69,201,000 at December 31, 2003 and 2002, respectively, were stated on the FIFO method, which is not in excess of market.

6. Long-Term Debt

     Long-term debt consists of the following:

	December 31,
	2003	2002
	(in thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.14% during 2003 (3.18% during 2002)	$72,000	$38,000
Senior secured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate 5.14%	135,000	—
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during 2003 of 1.05% (1.34% during 2002)	2,600	2,750
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during 2003 of 1.37% (1.71% during 2002)	2,050	2,225
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) terminated November 13, 2003, interest at variable rates, weighted average rate of 5.56% during the eleven months ended November 30, 2003 (5.68% during the eight months ended December 31, 2002)	—	21,430

Total	491,650	344,405
Less amounts due within one year	(22,400)	(325)

Total long-term debt	$469,250	$344,080

     The Company has a five-year syndicated credit agreement, as amended, effective July 1, 2003, with ten banks for a revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At December 31, 2003, the Company also had $14,600,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $35,400,000 of letters of credit.

     On July 1, 2003 the Company issued $135,000,000 of new secured senior notes to partially fund the purchase of Precision Strip, Inc. In total, the Company has $415,000,000 of outstanding senior secured notes issued in private placements of debt at December 31, 2003. The outstanding senior notes bear interest at an average fixed rate of 6.3% and have an average life of 5.4 years, maturing from 2004 to 2013.

     Concurrent with the acquisition of Precision Strip, Inc. on July 1, 2003, the Company amended, among other things, certain financial covenant ratios of its syndicated bank credit agreement dated as of October 24, 2001. This amendment required similar amendments to already outstanding senior notes from the Company’s prior private placements. The amendments to both the syndicated bank credit agreement and the senior notes adjusted the financial covenants to provide for the increased leverage that resulted from the acquisition and included a grant of a security interest in personal property to the lenders and purchasers thereof, respectively. The personal property pledged as collateral includes, but is not limited to, the

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

outstanding securities of each of the Company’s material corporate subsidiaries. The security interest will terminate when the Company meets certain conditions, including a required leverage ratio.

     On November 13, 2003 the Company used borrowings of $20,000,000 from its syndicated credit agreement to pay off and close American Steel’s revolving line of credit.

     The Company’s syndicated credit agreement and senior note agreements, as amended, also require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.50%.

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2004	$22,400
2005	46,400
2006	121,475
2007	20,475
2008	55,475
Thereafter	225,425

$491,650

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

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$10,990	$7,015
Inventory costs capitalized for tax purposes	5,108	5,077
Bad debt	1,290	2,129
Other	566	1,079

Total deferred tax assets	17,954	15,300

Deferred tax liabilities:
Tax over book depreciation	(25,117)	(21,140)
LIFO inventory	(5,947)	(3,913)
Goodwill	(15,083)	(9,472)
Other	(227)	(1,181)

Total deferred tax liabilities	(46,374)	(35,706)

Net deferred tax liabilities	$(28,420)	$(20,406)

     Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal.	$9,361	$13,449	$20,704
State	3,365	2,708	5,261

	12,726	16,157	25,965
Deferred:
Federal.	6,291	3,467	(1,138)
State	1,829	(71)	(1,004)

	8,120	3,396	(2,142)

	$20,846	$19,553	$23,823

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2003	2002	2001
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	4.0	3.4	3.4
Other	(1.0)	.9	1.2

Effective tax rate	38.0%	39.3%	39.6%

8. Stock Option Plans

     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (“the 1994 Plan”). In May 2001, the shareholders approved an amendment to the 1994 Plan which increased the number of shares with respect to which options may be granted to 2,500,000 shares. There are 1,886,150 shares available for issuance with 1,373,475 options granted and outstanding under the 1994 Plan as of December 31, 2003. The 1994 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five year terms and vest at the rate of 25% per year, commencing one year from the date of grant. The 1994 Plan expired by its terms on December 31, 2003.

     Transactions under the 1994 Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2001	1,065,300	$19.99
Granted	193,000	$25.25
Exercised	(107,350)	$14.79
Expired	(39,125)	$19.63

Outstanding at December 31, 2001	1,111,825	$21.42
Granted	345,500	$25.60
Exercised	(170,600)	$20.34
Expired	(58,875)	$23.55

Outstanding at December 31, 2002	1,227,850	$22.64
Granted	718,000	$25.08
Exercised	(423,375)	$19.35
Expired	(149,000)	$23.53

Outstanding at December 31, 2003	1,373,475	$24.83

     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. There are 256,000 shares of the Company’s common stock available for issuance with 114,000 options granted and outstanding under the Directors Plan as of December 31, 2003. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company (the “Board”) authority to grant additional options to acquire the Company’s common stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Of the 105,000 options granted in March 1999, 20% were immediately exercisable upon grant, with 20% becoming exercisable in each of the following four years, as specifically approved by the Board.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     Transactions under the Directors Plan are as follows:

		Weighted
		Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2001	150,000	$20.59
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2001	150,000	$20.59
Granted	7,500	$26.39
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2002	157,500	$20.87
Granted	37,500	$17.11
Exercised	(36,000)	$18.67
Expired	(45,000)	$24.59

Outstanding at December 31, 2003	114,000	$18.86

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2003:

		Options Outstanding		Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
Range of	Outstanding at	Contractual Life In	Exercise	Exercisable at	Options
Exercise Price	December 31, 2003	Years	Price	December 31, 2003	Exercisable
$17 - $22	239,475	1.1	$19.78	180,850	$19.87
$23 - $27	1,248,000	3.8	$25.26	206,375	$25.44

$17 - $27	1,487,475	3.4	$24.38	387,225	$22.84

     In December 2002, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the proforma amounts shown below:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Reported net income	$34,010	$30,167	$36,336
Stock-based employee compensation cost, net of tax	820	1,191	1,134

Pro forma net income	$33,190	$28,976	$35,202

Earnings per share from continuing operations:
Basic – reported	$1.07	$.95	$1.28

Basic – pro forma	$1.04	$.91	$1.24

Diluted – reported	$1.07	$.95	$1.28

Diluted – pro forma	$1.04	$.91	$1.24

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2003	2002	2001
Risk free interest rate	3.13%	3.50%	5.75%
Expected life in years	4	4	4
Expected volatility	.29	.27	.26
Expected dividend yield	1.10%	.93%	.90%

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

     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2003.

     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee (“Committee”) of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. A separate SERP plan exists for one of the companies acquired during 1998 and for the Company’s 50.5%-owned company, each of which provides post-retirement pension benefits to its respective key employees. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with a value of $11,740,000 and $10,247,000 at December 31, 2003 and 2002, respectively.

     The net periodic pension costs for the SERP plans were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Service cost	$399	$352	$333
Interest cost	868	818	598
Recognized gains	233	238	86
Prior service cost recognized	196	200	196

	$1,696	$1,608	$1,212

     The following is a summary of the status of the funding of the SERP plans:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$13,366	$11,365	$8,234
Service cost	399	352	333
Interest cost	868	818	598
Actuarial losses	1,224	1,298	688
Benefits paid	(535)	(467)	(219)

Benefit obligation at end of year	$15,322	$13,366	$9,634

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

	Year Ended December 31,
	2003	2002	2001
		(in thousands)
Funded status
Funded status of the plan	$(15,322)	$(13,366)	$(9,634)
Unrecognized net actuarial losses	4,027	3,151	2,068
Unamortized prior service cost	978	1,179	1,370
Additional liability	(1,595)	(1,054)	(531)

Net amount recognized	$(11,912)	$(10,090)	$(6,727)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(10,317)	$(9,036)	$(6,196)
Intangible asset	—	(5)	—
Other comprehensive income	(1,595)	(1,049)	(531)

Net amount recognized	$(11,912)	$(10,090)	$(6,727)

     In determining the actuarial present value of projected benefit obligations for the Company’s SERP plans, the assumptions were as follows:

	2003	2002	2001
Weighted average assumptions
Discount rate	6.00%	6.50%	6.75%
Rate of compensation increase	3.0%-6.0%	3.0% - 6.0%	3.0% - 6.0%

     Through the purchase of the net assets of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001, the Company, through its subsidiary PDM, maintains defined benefit pension plans for certain of its employees. The Company also maintains a defined benefit pension plan for the employees of its subsidiary Durrett Sheppard Steel Co., Inc. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. The PDM Merit Shop Defined Benefit Pension Plan (“Merit Plan”), a non-union plan, was frozen effective December 31, 2003. The affected participants under the Merit Plan are eligible to participate in the Company’s Master Plan.

     The net periodic pension costs for the defined benefit pension plans covering certain employees were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Service cost	$431	$395	$307
Interest cost	455	419	290
Expected return on plan assets	(371)	(428)	(324)
Curtailment/settlement gain recognized	(599)	—	—
Prior service cost recognized	(5)	(11)	(11)
Amortization of loss	44	—	—
Amortization of transitional obligation	—	—	(25)

	$(45)	$375	$237

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     The following is a summary of the status of the funding of the defined benefit plans:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year/from acquired company	$6,814	$6,144	$5,356
Service cost	431	395	307
Interest cost	455	419	290
Actuarial (gains)/losses	(138)	100	479
Benefits paid	(231)	(388)	(288)
Plan amendments	76	9	—
Curtailments or settlements	(802)	—	—
Discount rate changes	239	135	—

Benefit obligation at end of year	$6,844	$6,814	$6,144

Change in plan assets
Fair value of plan assets	$4,668	$5,662	$5,762
Actual return on plan assets	1,346	(586)	180
Employer contributions	302	—	—
Benefits paid	(245)	(408)	280

Fair value of plan assets at end of year	$6,071	$4,668	$5,662

Funded Status
Funded status of the plan	$(773)	$(2,147)	$(482)
Unrecognized net actuarial losses	378	1,487	179
Unamortized prior service cost	27	(54)	(34)

Net amount recognized	$(368)	$(714)	$(337)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(907)	$(963)	$(694)
Prepaid benefit cost	528	170	357
Intangible asset	9	9	—
Accumulated other comprehensive income	2	70	—

Net amount recognized	$(368)	$(714)	$(337)

     The accumulated benefit obligation for all defined benefit pension plans was $6,065,000 and $5,177,000 at December 31, 2003 and 2002, respectively.

	Year Ended December 31,
	2003	2002
	(in thousands)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$2,491	$4,314
Fair value of plan assets	2,058	3,543
Information for pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$5,780	$5,951
Fair value of plan assets	4,716	3,543
Additional Information
Increase in minimum liability included in other comprehensive income	$(68)	$70

\

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

     In determining the actuarial present value of projected benefit obligations for the Company’s defined benefit plans, the assumptions were as follows:

	2003	2002	2001
Weighted average assumptions
Discount rate	6.25%	6.75%	7.0%
Expected long-term rate of return on plan assets	7.5%-8.5%	7.0%-8.5%	7.0%
Rate of compensation increase	4.0%-4.5%	4.0%-4.5%	4.0%

     The weighted-average asset allocations of the Company’s defined benefit plans at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002
Plan Assets
Equity securities	60%	60%
Debt securities	32%	35%
Other	8%	5%

Total	100%	100%

     The above asset allocations are in line with the Company’s target asset allocation ranges which are as follows: equity securities 50% to 80%, debt securities 20% to 60% and other assets of 0% to 10%. Employer contributions to the defined benefit plans during 2004 are expected to be $437,000.

     The Company participates in various multi-employer pension plans covering certain employees not covered under the Company’s benefit plans pursuant to agreements between the Company and collective bargaining units, who are members of such plans. In 2003 and 2002, the Company made contributions to multi-employer defined benefit plans related to collective bargaining agreements in the amount of $2,212,000 and $2,086,000, respectively. Prior to 2002, the Company was unable to determine the amount of contributions made to defined benefit plans related to collective bargaining agreements.

     The Company’s contribution expense for Company sponsored retirement plans was as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Master Plan	$4,528	$4,543	$3,948
Employee Stock Ownership Plan	800	800	800
Supplemental Executive Retirement Plans	1,696	1,608	1,212
Defined Benefit Plans	(45)	375	237

	$6,979	$7,326	$6,197

     The Company has a “Key-Man Incentive Plan” (the “Incentive Plan”) for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2002, 2001 and 2000, this incentive compensation bonus was payable 75% in cash and 25% in the Company’s common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $2,961,000 and $2,521,000 under the Incentive Plan as of December 31, 2003 and 2002, respectively. In March 2003 and 2002, the Company issued 14,410 and 8,886 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 2002 and 2001, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003

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

     In August 1998, the Board approved the purchase of up to an additional 3,750,000 shares of the Company’s outstanding common stock through its Stock Repurchase Plan (“Repurchase Plan”), for a total of up to 6,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2003, the Company had repurchased a total of 5,538,275 shares of its common stock under the Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares in 2003, 2002 and 2001.

     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following (in thousands):

	December 31,
	2003	2002
Foreign currency translation adjustments.	$23	$(468)
Unrealized loss on investments	16	(195)
Minimum pension liability	(969)	(594)

	$(930)	$(1,257)

     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $(11,000) and $628,000, respectively, as of December 31, 2003 and $126,000 and $386,000, respectively, as of December 31, 2002.

11. Commitments and Contingencies

     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2016. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2003 (in thousands):

2004	$14,945
2005	13,878
2006	11,077
2007	8,713
2008	6,022
Thereafter	11,187

$65,822

     Total rental expense amounted to $11,866,000, $10,778,000 and $14,625,000 for 2003, 2002 and 2001, respectively.

     Included in the amounts above are lease payments to various related parties in the amount of $4,447,000, $4,651,000, and $2,482,000 for 2003, 2002 and 2001, respectively. These related party leases are for buildings and expire in various years through 2008.

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
December 31, 2003

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

	Year Ended December 31,
	2003	2002	2001
	(in thousands except per share amounts)
Numerator:
Net income	$34,010	$30,167	$36,336

Denominator:
Denominator for basic earnings per share – weighted average shares	31,853	31,687	28,336

Effect of dilutive securities:
Stock options	13	112	134

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,866	31,799	28,470

Earnings per share from continuing operations – diluted	$1.07	$.95	$1.28

Earnings per share from continuing operations – basic	$1.07	$.95	$1.28

     The computations of earnings per share for 2003, 2002 and 2001 do not include 1,336,625, 45,000, and 322,000 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2003, 2002 and 2001:

	March 31,	June 30,	September 30,	December 31,
		(in thousands except per share amounts)
2003:
Net sales	$450,823	$456,329	$490,587	$485,194
Cost of sales	$331,420	$336,957	$351,625	$352,308
Gross profit	$119,403	$119,372	$138,962	$132,886
Net income	$5,579	$6,392	$12,353	$9,686
Earnings per share from continuing operations – diluted	$.18	$.20	$.39	$.30
Earnings per share from continuing operations – basic	$.18	$.20	$.39	$.30
2002:
Net sales	$405,486	$450,166	$454,840	$434,513
Cost of sales	$293,941	$324,123	$329,321	$320,866
Gross profit	$111,545	$126,043	$125,519	$113,647
Net income	$7,491	$10,774	$9,965	$1,937
Earnings per share from continuing operations – diluted	$.24	$.34	$.31	$.06
Earnings per share from continuing operations – basic	$.24	$.34	$.31	$.06
2001:
Net sales	$432,905	$411,982	$430,066	$382,021
Cost of sales	$312,578	$297,170	$311,671	$273,093
Gross profit	$120,327	$114,812	$118,395	$108,928
Net income	$12,752	$11,418	$7,792	$4,374
Earnings per share from continuing operations – diluted	$.50	$.45	$.25	$.14
Earnings per share from continuing operations – basic	$.51	$.45	$.25	$.14

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2001
Allowance for uncollectible accounts	$6,706	$3,986	$280	$5,555	(1)	$5,417
Year Ended December 31, 2002
Allowance for uncollectible accounts	$5,417	$4,554	$451	$5,264	(1)	$5,158
Year Ended December 31, 2003
Allowance for uncollectible accounts	$5,158	$4,373	$600	$5,415	(1)	$4,716

(1)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company’s accountants on any accounting or financial disclosure issues.

Item 9a. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications

     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Attached as exhibits to this Annual Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

     The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on form 10-K. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as by our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional accounting literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusion

     The Company’s CEO and CFO evaluated the effectiveness of the Company’s Disclosure Controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s Disclosure Controls were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services.

     The narrative information included under the caption “Independent Public Accountants” on page 19 of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements (Included in Item 8.)

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2003, 2002 and 2001

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3)	Exhibits

3.01	Registrant’s Restated Articles of Incorporation(1)

3.02	Registrant’s Amended and Restated Bylaws(1)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(4)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)

10.03	Incentive Bonus Plans(1)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)

10.06	Credit Agreement dated October 24, 2001(5)

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6)

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7)

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.11	Security Agreement dated as of July 1, 2003 by and among the Registrant, its material corporate subsidiaries, as listed on the signature page, Bank of America, N.A. and the Lenders under the Credit Agreement and the Purchasers under the separate and several Note Purchase Agreements, all as listed on the signature pages attached thereto.

10.12	Acquisition Agreement dated as of June 10, 2003 by and among the Registrant, RSAC Management Corp., Precision Strip, Inc., Precision Strip Transport, Inc., Precision Strip Kenton, Inc., Precision Strip Leasing, Inc., Precision Strip Kenton, Ltd., PSI Limited Partnership, John R. Eiting, individually and d/b/a J.E. Rentals, Marie Eiting, Patricia Eiting Chapa, Caroline M. Eiting and Katherine A. Eiting (8)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from the Exhibits to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Set forth on page 54 of this report.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated October 16, 2003, disclosing its press release dated October 16, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 15th day of March, 2004.

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

Signatures	Title	Date
/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Director	March 15, 2004
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	March 15, 2004
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	March 15, 2004
/s/ JOE D. CRIDER Joe D. Crider	Chairman of the Board; Director	March 15, 2004
/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	March 15, 2004
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 15, 2004
/s/ ROBERT HENIGSON Robert Henigson	Director	March 15, 2004
/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	March 15, 2004
/s/ WILLIAM I. RUMER William I. Rumer	Director	March 15, 2004
/s/ LESLIE A. WAITE Leslie A. Waite	Director	March 15, 2004

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
3.01	Registrant’s Restated Articles of Incorporation(1).

3.02	Registrant’s Amended and Restated Bylaws(1).

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2).

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(4).

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)

10.03	Incentive Bonus Plan(1).

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3).

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(2).

10.06	Credit Agreement dated October 24, 2001(5) .

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6).

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7) .

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.11	Security Agreement dated as of July 1, 2003 by and among the Registrant, its material corporate subsidiaries, as listed on the signature page, Bank of America, N.A. and the Lenders under the Credit Agreement and the Purchasers under the separate and several Note Purchase Agreements, all as listed on the signature pages attached thereto(8)

10.12	Acquisition Agreement dated as of June 10, 2003 by and among the Registrant, RSAC Management Corp., Precision Strip, Inc., Precision Strip Transport, Inc., Precision Strip Kenton, Inc., Precision Strip Leasing, Inc., Precision Strip Kenton, Ltd., PSI Limited Partnership, John R. Eiting, individually and d/b/a J.E. Rentals, Marie Eiting, Patricia Eiting Chapa, Caroline M. Eiting and Katherine A. Eiting(8)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from the Exhibits to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Set forth on page 54 of this report.