Form 10-Q/A
period 2003-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2004-05-03
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     As of April 30, 2003, 31,766,497 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

ASSETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,168	$9,305
Accounts receivable, less allowance for doubtful accounts of $5,536 at March 31, 2003 and $5,158 at December 31, 2002, respectively	209,186	190,191
Inventories	305,449	307,385
Prepaid expenses and other current assets	11,709	10,874
Deferred income taxes	15,316	15,300

Total current assets	553,828	533,055
Property, plant and equipment, at cost:
Land	52,479	52,469
Buildings	181,491	180,995
Machinery and equipment	239,759	237,912
Accumulated depreciation	(171,507)	(165,187)

	302,222	306,189
Goodwill	281,276	281,276
Other assets	18,382	19,238

Total assets	$1,155,708	$1,139,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,454	$77,441
Accrued expenses	44,512	40,894
Wages and related accruals	14,626	20,160
Deferred income taxes	4,034	4,034
Current maturities of long-term debt	22,325	325

Total current liabilities	190,951	142,854
Long-term debt	308,940	344,080
Deferred income taxes	31,672	31,672
Minority interest	9,982	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 31,766,497 at March 31, 2003 and 31,752,087 at December 31, 2002, respectively, stated capital	294,721	294,503
Retained earnings	320,862	317,189
Accumulated other comprehensive loss	(1,420)	(1,257)

Total shareholders’ equity	614,163	610,435

Total liabilities and shareholders’ equity	$1,155,708	$1,139,758

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2003	2002
Net sales	$450,823	$405,486
Other income, net	563	634

	451,386	406,120

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	331,420	293,941
Warehouse, delivery, selling, general and administrative	97,884	87,709

Depreciation and amortization	7,504	6,821
Interest	5,606	5,370

	442,414	393,841

Income before equity in earnings of 50%-owned company, minority interest and income taxes	8,972	12,279
Equity in earnings of 50%-owned company	—	124
Minority interest	225	—

Income from continuing operations before income taxes	9,197	12,403
Provision for income taxes	3,618	4,912

Net income	$5,579	$7,491

Earnings per share:
Income from continuing operations — diluted	$.18	$.24
Weighted average shares outstanding — diluted	31,755,609	31,728,721

Income from continuing operations — basic	$.18	$.24
Weighted average shares outstanding — basic	31,755,609	31,590,853

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2003	2002
Operating activities:
Net income	$5,579	$7,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,504	6,821
Deferred taxes	(42)	—
Gain on sales of machinery and equipment	(45)	(4)
Equity in earnings of 50%-owned company	—	(124)
Minority interest	(225)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,995)	(25,656)
Inventories	1,936	15,733
Prepaid expenses and other assets	(286)	200
Accounts payable and accrued expenses	26,097	3,963

Net cash provided by operating activities	21,523	8,424
Investing activities:
Purchases of property, plant and equipment, net	(3,296)	(3,936)
Proceeds from sales of property and equipment	110	54
Dividends received from 50%-owned company	—	438

Net cash used in investing activities	(3,186)	(3,443)
Financing activities:
Proceeds from borrowings	4,035	5,000
Principal payments on long-term debt and short-term borrowings	(17,175)	(18,175)
Payments to minority shareholders	(378)	—
Dividends paid	(1,905)	(1,896)
Issuance of common stock	218	883

Net cash used in financing activities	(15,205)	(14,188)
Effect of exchange rate changes on cash	(269)	(37)

Increase (decrease) in cash and cash equivalents	2,863	(9,244)
Cash and cash equivalents at beginning of period	9,305	9,931

Cash and cash equivalents at end of period	$12,168	$687

Supplemental cash flow information:
Interest paid during the period	$995	$560
Income taxes paid during the period	$309	$53

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
(UNAUDITED)

other things. The Company would not have been in compliance with its syndicated credit agreement as of December 31, 2002 and, accordingly, that credit agreement was amended as of that date to bring the Company into compliance. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.30%.

3. Shareholders’ Equity

In March 2003, 14,410 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2002.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	March 31,	December 31,
	2003	2002
	(In thousands)
Foreign currency translation adjustments	$(605)	$(468)
Unrealized loss on investments	(195)	(195)
Minimum pension liability	(620)	(594)

	$(1,420)	$(1,257)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $126,000 and $401,000, respectively, as of March 31, 2003 and $126,000 and $386,000, respectively, as of December 31, 2002.

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

	Three Months Ended March 31,
	2003	2002
	{(In thousands, except per share amounts)
Reported net income	$5,579	$7,491
Stock-based employee compensation cost, net of tax	168	203

Pro forma net income	$5,411	$7,288

Earnings per share from continuing operations:
Basic — reported	$.18	$.24

Basic — pro forma	$.17	$.23

Diluted — reported	$.18	$.24

Diluted — pro forma	$.17	$.23

5. Earnings Per Share

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Numerator:
Net income	$5,579	$7,491

Denominator:
Denominator for dilutive earnings per share:
Weighted average shares outstanding	31,756	31,591

Effect of dilutive securities:
Stock options	—	138

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,756	31,729

Earnings per share from continuing operations — diluted	$.18	$.24

Earnings per share from continuing operations — basic	$.18	$.24

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

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for the three month periods ended March 31, 2003 and March 31, 2002 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2003		2002
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$450,823	100.0%	$405,486	100.0%
Gross profit	119,403	26.5	111,545	27.5
S,G&A expenses	97,884	21.7	87,709	21.6
Depreciation expense	7,198	1.6	6,393	1.6

Operating profit (1)	$14,321	3.2%	$17,443	4.3%

(1)	Excludes other income, amortization expense, equity in earnings of 50%-owned company, minority interest income and income expense.

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

Liquidity and Capital Resources

At March 31, 2003, our working capital was $362.8 million compared to $390.2 million at December 31, 2002. The decrease was mainly due to an increase in the current portion of long-term debt, and in our accounts payable, partially offset by increased accounts receivable resulting from improved sales levels in the first quarter of 2003 compared to the fourth quarter of 2002 levels. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $21.6 million was provided by operations in the three months ended March 31, 2003, as compared to $8.4 million of cash provided by operations during the corresponding period of 2002. Cash provided by our operations was used to pay down debt of $13.1 million during the 2003 first quarter. At March 31, 2003 our net debt-to-total capital ratio was 34.2% compared to 35.4% at December 31, 2002.

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

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated April 17, 2003, disclosing its press release dated April 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 3, 2004	By:	/s/	David H. Hannah

David H. Hannah Chief Executive Officer

	By:	/s/	Karla R. Lewis

Karla R. Lewis Executive Vice President and Chief Financial Officer