Form 10-Q/A
period 2003-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2004-05-03
CIK 861884

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes Yes ☒ No ☐

As of July 31, 2003, 31,788,997 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,063	$9,305
Accounts receivable, less allowance for doubtful accounts of $5,344 at June 30, 2003 and $5,158 at December 31, 2002	207,650	190,191
Inventories	291,679	307,385
Prepaid expenses and other current assets	11,124	10,874
Deferred income taxes	14,789	15,300

Total current assets	544,305	533,055
Property, plant and equipment, at cost:
Land	52,016	52,469
Buildings	180,769	180,995
Machinery and equipment	242,447	237,912
Accumulated depreciation	(177,531)	(165,187)

	297,701	306,189
Goodwill	281,304	281,276
Other assets	17,422	19,238

Total assets	$1,140,732	$1,139,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,392	$77,441
Accrued expenses	41,955	40,894
Wages and related accruals	15,605	20,160
Deferred income taxes	4,034	4,034
Current maturities of long-term debt	22,325	325

Total current liabilities	197,311	142,854
Long-term debt	283,175	344,080
Deferred income taxes	31,190	31,672
Minority interest	9,893	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares – 5,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares – 100,000,000
Issued and outstanding shares 31,766,497 at June 30, 2003 and 31,752,087 at December 31, 2002, stated capital	294,721	294,503
Retained earnings	325,348	317,189
Accumulated other comprehensive loss	(906)	(1,257)

Total shareholders’ equity	619,163	610,435

Total liabilities and shareholders’ equity	$1,140,732	$1,139,758

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended
	June 30,
	2003	2002
Net sales	$456,329	$450,166
Other income, net	1,141	603

	457,470	450,769
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	336,957	324,123
Warehouse, delivery, selling, general and administrative	97,146	96,214
Depreciation and amortization	7,532	7,111
Interest expense	5,511	5,668

	447,146	433,116

Income before equity in earnings of 50%-owned company, minority interest and income taxes	10,324	17,653
Equity in earnings of 50%-owned company	—	140
Minority interest	208	43

Income from continuing operations before income taxes	10,532	17,836
Provision for income taxes	4,140	7,062

Net income	$6,392	$10,774

Earnings per share:
Income from continuing operations – diluted	$.20	$.34

Weighted average shares outstanding – diluted	31,767,381	31,920,602

Income from continuing operations – basic	$.20	$.34

Weighted average shares outstanding – basic	31,766,497	31,683,600

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Six Months Ended
	June 30,
	2003	2002
Net sales	$907,152	$855,652
Other income, net	1,704	1,236

	908,856	856,888
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	668,377	618,064
Warehouse, delivery, selling, general and administrative	195,030	183,922
Depreciation and amortization	15,036	13,932
	889,560	826,955
Interest expense	11,117	11,037

	889,560	826,955
Income before equity in earnings of 50%-owned company, minority interest and income taxes	19,296	29,933
Equity in earnings of 50%-owned company	—	263
Minority interest	433	43

Income from continuing operations before income taxes	19,729	30,239
Provision for income taxes	7,758	11,974

Net income	$11,971	$18,265

Earnings per share:
Income from continuing operations – diluted	$.38	$.57

Weighted average shares outstanding – diluted	31,761,632	31,824,993

Income from continuing operations – basic	$.38	$.58

Weighted average shares outstanding – basic	31,761,083	31,637,483

Cash dividends per share	$.12	$.12

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

The Company’s long-term loan agreements require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The Company would not have been in compliance with its syndicated credit agreement as of December 31, 2002 and, accordingly, that credit agreement was amended as of that date to bring the Company into compliance. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.30%. The Company has obtained a waiver, as of June 30, 2003, for non-compliance with certain covenants of the $2,050,000 variable rate demand revenue bond held by one of its subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Incentive Plan for 2002.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	June 30,	December 31,
	2003	2002
	(In thousands)
Foreign currency translation adjustments.	$(161)	$(468)
Unrealized loss on investments	(108)	(195)
Minimum pension liability	(637)	(594)

	$(906)	$(1,257)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $70,000 and $412,000, respectively, as of June 30, 2003 and $126,000 and $386,000, respectively, as of December 31, 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Reported net income	$6,392	$10,774	$11,971	$18,265
Stock-based employee compensation cost, net of tax	283	463	451	666

Pro forma net income	$6,109	$10,311	$11,520	$17,599

Earnings per share from continuing operations:
Basic — reported	$.20	$.34	$.38	$.57

Basic — pro forma	$.19	$.33	$.37	$.55

Diluted — reported	$.20	$.34	$.38	$.58

Diluted — pro forma	$.19	$.33	$.37	$.56

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Numerator:
Net income	$6,392	$10,774	$11,971	$18,265

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	31,766	31,684	31,761	31,637

Effect of dilutive securities:
Stock options	1	237	1	188

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	31,767	31,921	31,762	31,825

Earnings per share from continuing operations – diluted	$.20	$.34	$.38	$.57

Earnings per share from continuing operations – basic	$.20	$.34	$.38	$.58

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

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$456,329	100.0%	$450,166	100.0%	$907,152	100.0%	$855,652	100.0%
Gross profit	119,372	26.2	126,043	28.0	238,775	26.3	237,588	27.8
S,G&A expenses	97,146	21.3	96,214	21.4	195,030	21.5	183,922	21.5
Depreciation expense	7,221	1.6	6,810	1.5	14,419	1.6	13,202	1.5

Operating profit(1)	$15,005	3.3%	$23,019	5.1%	$29,326	3.2%	$40,464	4.7%

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

Liquidity and Capital Resources

At June 30, 2003, our working capital was $347.0 million compared to $390.2 million at December 31, 2002. The decrease was mainly due to increases in the current portion of long-term debt, and in our accounts payable in the first half of 2003 compared to the fourth quarter of 2002. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $57.5 million was provided by operations in the six months ended June 30, 2003, as compared to $46.3 million of cash provided by operations during the corresponding period of 2002. The increase in cash provided by our operations was mainly due to the working capital changes discussed above and was used to pay down debt of $38.9 million during the 2003 first half. At June 30, 2003 our net debt-to-total capital ratio was 31.6% compared to 35.4% at December 31, 2002.

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

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated April 17, 2003, disclosing its press release dated April 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 3 ,2004	By:	/s/ David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/ Karla R. Lewis

Karla R. Lewis
Executive Vice President and
Chief Financial Officer