Form 10-Q/A
period 2003-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2004-05-03
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________________

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

RELIANCE STEEL & ALUMINUM CO.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,183	$9,305
Accounts receivable, less allowance for doubtful accounts of $6,137 at September 30, 2003 and $5,158 at December 31, 2002	233,468	190,191
Inventories	292,514	307,385
Prepaid expenses and other current assets	12,929	10,874
Deferred income taxes	15,405	15,300

Total current assets	565,499	533,055
Property, plant and equipment, at cost:
Land	57,088	52,469
Buildings	253,657	180,995
Machinery and equipment	346,273	237,912
Accumulated depreciation	(187,345)	(165,187)

	469,673	306,189
Goodwill	330,026	281,276
Other assets	27,065	19,238

Total assets	$1,392,263	$1,139,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,258	$77,441
Accrued expenses	54,888	40,894
Wages and related accruals	21,185	20,160
Deferred income taxes	4,034	4,034
Current maturities of long-term debt	22,400	325

Total current liabilities	234,765	142,854
Long-term debt	483,655	344,080
Deferred income taxes	31,672	31,672
Minority interest	9,888	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares – 5,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares – 100,000,000
Issued and outstanding shares 31,855,747 at September 30, 2003 and 31,752,087 at December 31, 2002, stated capital	297,017	294,503
Retained earnings	335,955	317,189
Accumulated other comprehensive loss	(689)	(1,257)

Total shareholders’ equity	632,283	610,435

Total liabilities and shareholders’ equity	$1,392263	$1,139,758

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2003	2002
Net sales	$490,587	$454,840
Other income, net	585	384

	491,172	455,224
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	351,625	329,321
Warehouse, delivery, selling, general and administrative	100,198	96,375
Depreciation and amortization	11,123	7,365
Interest	7,962	5,749

	470,908	438,810
Income before minority interest and income taxes	20,264	16,414
Minority interest	100	85

Income from continuing operations before income taxes	20,364	16,499
Provision for income taxes	8,011	6,534

Net income	$12,353	$9,965

Earnings per Share:
Income from continuing operations – diluted	$.39	$.31

Weighted average shares outstanding – diluted	31,857,794	31,815,003

Income from continuing operations – basic	$.39	$.31

Weighted average shares outstanding – basic	31,815,214	31,719,972

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Nine Months Ended
	September 30,
	2003	2002
Net sales	$1,397,739	$1,310,492
Other income, net	2,289	1,620
	1,400,028	1,312,112
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,020,002	947,385
Warehouse, delivery, selling, general and administrative	295,228	280,297
Depreciation	26,159	21,297
Interest expense	19,079	16,786

	1,360,468	1,265,765
Income before equity in earnings of 50%-owned company, minority interest and income taxes	39,560	46,347
Equity in earnings of 50%-owned company	—	263
Minority interest	533	128

Income from continuing operations before income taxes	40,093	46,738
Provision for income taxes	15,769	18,508

Net income	$24,324	$28,230
Earnings per Share:
Income from continuing operations – diluted	$.77	$.89

Weighted average shares outstanding – diluted	31,785,626	31,816,566

Income from continuing operations – basic	$.77	$.89

Weighted average shares outstanding – basic	31,779,325	31,665,881

Cash dividends per share	$.18	$.18

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

Three Months Ended
September 30, 2002
(In thousands, except per share
amounts)
Proforma (unaudited):
Net sales	$484,776
Net income	$12,800
Earnings per Share:
Income from continuing operations — diluted	$.40
Income from continuing operations — basic	$.40

	Nine Months Ended September 30
	2003	2002
	(In thousands, except per share amounts)
Proforma (unaudited):
Net sales	$1,460,928	$1,402,267
Net income	$30,241	$37,897
Earnings per Share:

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

	Nine Months Ended September 30
	2003	2002
	(In thousands, except per share amounts)
Income from continuing operations - diluted	$.95	$1.19
Income from continuing operations — basic.	$.95	$1.20

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

4. Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2003	2002
	(In thousands)	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of
3.04% during the nine months ended September 30, 2003	$67,000	$38,000
Senior secured notes due from January 2, 2004 to January 2, 2009, average fixed interest rate 7.22%	75,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 1, 2013, average fixed interest rate 5.14%	135,000	—
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the nine months ended September 30, 2003 of 1.03%	2,600	2,750
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the nine months ended September 30, 2003 of 1.36%	2,050	2,225
American Steel, L.L.C. revolving line of credit ($24,000,000 limit) due June 30, 2005, interest at variable rates, weighted average rate of 5.33% during the nine months ended September 30, 2003	19,405	21,430

Total	506,055	344,405
Less amounts due within one year	(22,400)	(325)

Total long-term debt	$483,655	$344,080

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

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	September 30,	December 31,
	2003	2002
	(In thousands)
Foreign currency translation adjustments	$8	$(468)
Unrealized loss on investments	(103)	(195)
Minimum pension liability	(594)	(594)

	$(689)	$(1,257)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $66,000 and $385,000, respectively, as of September 30, 2003 and $126,000 and $386,000, respectively, as of December 31, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Reported net income	$12,353	$9,965	$24,324	$28,230
Stock-based employee compensation cost, net of tax	148	322	599	988

Pro forma net income	$12,205	$9,643	$23,725	$27,242

Earnings per share from continuing operations:
Basic — reported	$.39	$.31	$.77	$.89
Basic – pro forma	$.38	$.30	$.75	$.86

Diluted — reported	$.39	$.31	$.77	$.89
Diluted – pro forma	$.38	$.30	$.75	$.86

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(In thousands, except per share amounts)
Numerator:
Net income	$12,353	$9,965	$24,324	$28,230

Denominator:
Denominator for dilutive earnings per share:
Weighted average shares	31,815	31,720	31,779	31,666

Effect of dilutive securities:
Stock options	43	95	7	151

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	31,858	31,815	31,786	31,817

Earnings per share from continuing operations – diluted	$.39	$.31	$.77	$.89

Earnings per share from continuing operations – basic	$.39	$.31	$.77	$.89

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

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
		% of		%of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$490,587	100.0%	$454,840	100.0%	$1,397,739	100.0%	$1,310,492	100.0%
Gross profit	138,962	28.3	125,519	27.6	377,737	27.0	363,107	27.7
S,G&A expenses	100,198	20.4	96,375	21.2	295,228	21.1	280,297	21.4
Depreciation expense	10,251	1.5	7,062	1.6	24,670	1.8	20,264	1.5

Operating profit (1)	$28,513	5.8%	$22,082	4.9%	$57,839	4.1%	$62,546	4.8%

(1)	Excludes other income, amortization expense, equity in earnings of 50%-owned company, minority interest, interest expense and income tax expense.

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

Total gross profit increased 10.7% to $138.9 million for the third quarter of 2003 compared to $125.5 million in the third quarter of 2002 due mainly to the gross profit of our 2002 and 2003 acquisitions. As a percentage of sales, gross profit was 28.3% in the three months ended September 30, 2003, compared to 27.6% in the three months ended September 30, 2002. Our gross margins improved in the 2003 third quarter compared to the prior quarters of 2003 and the second half of the prior year due to an improved pricing environment. In addition, costs for many of our aluminum and carbon steel products have decreased in 2003 from 2002 year end levels and we are seeing these lower cost products in our inventory at the same time replacement costs are trending upward, mainly in carbon steel products.

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

Depreciation expense increased $3.2 million, or 45.2%, during the three months ended September 30, 2003, compared to the corresponding period of 2002. This increase is primarily due to the depreciation expense of the companies we acquired in 2002 and 2003, as well as depreciation expense on 2003 capital expenditures.

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

Total gross profit was $377.7 million for the first nine months of 2003, a 4.0% increase compared to $363.1 million in the first nine months of 2002 due, again, to the gross profits of our 2002 and 2003 acquisitions. As a percentage of sales, gross profit decreased to 26.8% for the nine months ended September 30, 2003 compared to 27.7% in the 2002 period. Our gross margins decreased in the 2002 fourth quarter and remained at these low levels in the first half of 2003 mainly due to the higher costs of our carbon steel products and reduced customer demand. Competitive pressures caused us to reduce our selling prices at a more rapid rate than our costs were declining, resulting in lower gross margin levels. However, in the 2003 third quarter there was somewhat improved pricing as compared to prior quarters and costs for many of our aluminum and carbon steel products have decreased in 2003 from 2002 year end levels and we are seeing these lower cost products in our inventory. Additionally, replacement costs began to trend upward during the third quarter, mainly for carbon steel products, which allowed us to increase our pricing for these products somewhat.

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

Depreciation expense increased $4.4 million during the nine months ended September 30, 2003, compared to the corresponding period of 2002, mainly due to the depreciation expense of our 2002 and 2003 acquisitions.

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

Liquidity and Capital Resources

At September 30, 2003, our working capital was $330.7 million compared to $390.2 million at December 31, 2002. The decrease was mainly due to increases in the current portion of long-term debt, and in our accounts payable in the first half of 2003 compared to the fourth quarter of 2002. Our capital requirements are generally for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and material handling and processing equipment. We anticipate that funds generated from our operations and funds available under our line of credit will be sufficient to meet our working capital needs for the foreseeable future.

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

On July 1, 2003, we borrowed $248.0 million to fund the acquisition of Precision Strip, with $113.0 million borrowed on our syndicated credit facility and with $135.0 million of proceeds from issuing new senior secured notes in a private placement. During the third quarter of 2003, we repaid $46.0 million of the borrowings on our credit facility. At September 30, 2003 our net debt-to-total capital ratio was 43.9% compared to 35.4% at December 31, 2002.

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

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act as amended

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

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