Form 10-K/A
period 2003-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2004-05-03
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Los Angeles, California
February 10, 2004

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,166	$9,305
Accounts receivable, less allowance for doubtful accounts of $4,716 and $5,158 at December 31, 2003 and 2002, respectively	221,793	190,191
Inventories	288,080	307,385
Prepaid expenses and other current assets	14,593	10,874
Deferred income taxes	17,954	15,300

Total current assets	544,586	533,055
Property, plant and equipment, at cost:
Land	57,077	52,469
Buildings	256,708	180,995
Machinery and equipment	349,933	237,912
Accumulated depreciation	(196,847)	(165,187)

	466,871	306,189
Goodwill	325,305	281,276
Other assets (including intangibles not subject to amortization)	32,662	19,238

Total assets	$1,369,424	$1,139,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,438	$77,441
Accrued expenses	53,265	40,894
Wages and related accruals	22,696	20,160
Deferred income taxes	6,025	4,034
Current maturities of long-term debt	22,400	325

Total current liabilities	202,824	142,854
Long-term debt	469,250	344,080
Deferred income taxes	40,349	31,672
Minority interest	9,382	10,717
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 32,225,872
and 31,752,087 at December 31, 2003 and 2002, respectively, stated capital	303,587	294,503
Retained earnings	344,962	317,189
Accumulated other comprehensive loss	(930)	(1,257)

Total shareholders’ equity	647,619	610,435

Total liabilities and shareholders’ equity	$1,369,424	$1,139,758

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,882,933	$1,745,005	$1,656,974
Other income, net	2,837	3,266	3,796

	1,885,770	1,748,271	1,660,770
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,372,310	1,268,251	1,194,512
Warehouse, delivery, selling, general and administrative	395,927	379,288	347,310
Depreciation and amortization	36,870	28,546	32,337
Interest	26,745	22,605	26,738

	1,831,852	1,698,690	1,600,897

Income before equity in earnings of 50%- owned company, minority interest and income taxes	53,918	49,581	59,873
Equity in earnings of 50%-owned company	—	263	286
Minority interest	938	(124)	—

Income from continuing operations before income taxes	54,856	49,720	60,159
Provision for income taxes	20,846	19,553	23,823

Net income	$34,010	$30,167	$36,336

Earnings per Share:
Income from continuing operations – diluted	$1.07	$.95	$1.28

Weighted average shares outstanding – diluted	31,866,334	31,798,801	28,469,820

Income from continuing operations – basic	$1.07	$.95	$1.28

Weighted average shares outstanding – basic	31,852,842	31,687,161	28,335,626

Cash dividends per share	$.24	$.24	$.24

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

Conclusion

     The Company’s CEO and CFO evaluated the effectiveness of the Company’s Disclosure Controls as of the end of the period covered in this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s Disclosure Controls were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 3rd day of May, 2004.

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

Signatures	Title	Date
/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Director	May 3, 2004
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	May 3, 2004
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	May 3, 2004
/s/ JOE D. CRIDER Joe D. Crider	Chairman of the Board; Director	May 3, 2004
/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	May 3, 2004
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	May 3, 2004
/s/ ROBERT HENIGSON Robert Henigson	Director	May 3, 2004
/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	May 3, 2004
/s/ WILLIAM I. RUMER William I. Rumer	Director	May 3, 2004
/s/ LESLIE A. WAITE Leslie A. Waite	Director	May 3, 2004

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
3.01	Registrant’s Restated Articles of Incorporation(1).

3.02	Registrant’s Amended and Restated Bylaws(1).

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2).

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(4).

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)

10.03	Incentive Bonus Plan(1).

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3).

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(2).

10.06	Credit Agreement dated October 24, 2001(5) .

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6).

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7) .

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.11	Security Agreement dated as of July 1, 2003 by and among the Registrant, its material corporate subsidiaries, as listed on the signature page, Bank of America, N.A. and the Lenders under the Credit Agreement and the Purchasers under the separate and several Note Purchase Agreements, all as listed on the signature pages attached thereto(8)

10.12	Acquisition Agreement dated as of June 10, 2003 by and among the Registrant, RSAC Management Corp., Precision Strip, Inc., Precision Strip Transport, Inc., Precision Strip Kenton, Inc., Precision Strip Leasing, Inc., Precision Strip Kenton, Ltd., PSI Limited Partnership, John R. Eiting, individually and d/b/a J.E. Rentals, Marie Eiting, Patricia Eiting Chapa, Caroline M. Eiting and Katherine A. Eiting(8)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s Form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from the Exhibits to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Set forth on page 54 of this report.