Form 10-Q
period 2004-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2004-05-06
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to...............

Commission file number: 001-13122

RELIANCE STEEL & ALUMINUM CO.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)

350 South Grand Avenue, Suite 5100
Los Angeles, California 90071
(213) 687-7700
(Address of principal executive offices and telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No☐

     As of April 30, 2004, 32,402,479 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$12,529	$2,166
Accounts receivable, less allowance for doubtful accounts of $7,950 at March 31, 2004 and $4,716 at December 31, 2003, respectively	321,154	221,793
Inventories	313,048	288,080
Prepaid expenses and other current assets	14,992	14,593
Deferred income taxes	17,936	17,954

Total current assets	679,659	544,586
Property, plant and equipment, at cost:
Land	57,077	57,077
Buildings	257,202	256,708
Machinery and equipment	354,042	349,933
Accumulated depreciation	(204,150)	(196,847)

	464,171	466,871
Goodwill, net of accumulated amortization of $33,024 at March 31, 2004 and December 31, 2003	325,434	325,305
Other assets	32,181	32,662

Total assets	$1,501,445	$1,369,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,055	$98,438
Accrued expenses	55,992	53,265
Wages and related accruals	25,014	22,696
Deferred income taxes	6,025	6,025
Current maturities of long-term debt	23,400	22,400

Total current liabilities	273,486	202,824
Long-term debt	497,000	469,250
Deferred income taxes	40,349	40,349
Minority interest	11,206	9,382
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 32,378,542 at March 31, 2004 and 32,225,872 at December 31, 2003, respectively, stated capital	306,758	303,587
Retained earnings	373,484	344,962
Accumulated other comprehensive loss	(838)	(930)

Total shareholders’ equity	679,404	647,619

Total liabilities and shareholders’ equity	$1,501,445	$1,369,424

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2004	2003
Net sales	$655,765	$450,823
Other income, net	507	563

	656,272	451,386
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	468,335	331,420
Warehouse, delivery, selling, general and administrative	118,506	97,884
Depreciation and amortization	11,046	7,504
Interest	7,480	5,606

	605,367	442,414

Income before minority interest and income taxes	50,905	8,972
Minority interest	(1,747)	225

Income from continuing operations before income taxes	49,158	9,197
Provision for income taxes	19,319	3,618

Net income	$29,839	$5,579

Earnings per share:
Income from continuing operations – diluted	$.92	$.18

Weighted average shares outstanding – diluted	32,469,082	31,755,609

Income from continuing operations – basic	$.92	$.18

Weighted average shares outstanding – basic	32,293,160	31,755,609

Cash dividends per share	$.06	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$29,839	$5,579
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,046	7,504
Loss (gain) on sales of machinery and equipment	79	(45)
Minority interest	1,747	(225)
Changes in operating assets and liabilities:
Accounts receivable	(99,361)	(18,995)
Inventories	(24,968)	1,936
Prepaid expenses and other assets	(820)	(286)
Accounts payable and accrued expenses	69,662	26,097

Net cash (used in) provided by operating activities	(12,776)	21,565
Investing activities:
Purchases of property, plant and equipment, net	(8,347)	(3,296)
Proceeds from sales of property and equipment	739	110

Net cash used in investing activities	(7,608)	(3,186)
Financing activities:
Proceeds from borrowings	96,000	4,035
Principal payments on long-term debt and short-term borrowings	(67,250)	(17,175)
Payments to minority shareholders	—	(378)
Dividends paid	(1,940)	(1,905)
Issuance of common stock	3,794	218

Net cash provided by (used in) financing activities	30,604	(15,205)
Effect of exchange rate changes on cash	143	(311)

Increase in cash and cash equivalents	10,363	2,863
Cash and cash equivalents at beginning of period	2,166	9,305

Cash and cash equivalents at end of period	$12,529	$12,168

Supplemental cash flow information:
Interest paid during the period	$4,691	$995
Income taxes paid during the period	$4,840	$309

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months in the period ended March 31, 2004 are not necessarily indicative of the results for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Reliance Steel & Aluminum Co. Form 10-K/A.

2. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.64% during the three months ended March 31, 2004	$123,000	$72,000
Senior secured notes due from January 2, 2005 to January 2, 2009, average fixed interest rate of 7.28%	53,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate of 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate of 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate of 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the three months ended March 31, 2004 of 0.97%	2,600	2,600
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during the three months ended March 31, 2004 of 1.28%	1,800	2,050

Total	520,400	491,650
Less amounts due within one year	(23,400)	(22,400)

Total long-term debt	$497,000	$469,250

The Company has a five-year syndicated credit agreement, as amended effective July 1, 2003, with ten banks for a secured revolving line of credit with a borrowing limit of $335,000,000, which may be increased to $400,000,000. At March 31, 2004 the Company also had $14,600,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $35,400,000 of letters of credit. The Company has $393,000,000 of outstanding senior secured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.23% and have an average remaining life of 5.4 years, maturing from 2005 to 2013.

On July 1, 2003, the Company amended, among other things, certain financial covenant ratios of its syndicated bank credit agreement dated as of October 24, 2001. This amendment required similar amendments to already outstanding senior notes from the Company’s prior private placements. The amendments to both the syndicated

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

bank credit agreement and the senior notes adjusted the financial covenants to provide for the increased leverage that resulted from an acquisition and included a grant of a security interest in personal property to the lenders and purchasers thereof, respectively. The personal property pledged as collateral includes, but is not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest will terminate when the Company meets certain conditions, including a required leverage ratio.

The Company’s syndicated credit agreement and senior note agreements, as amended, require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.25%.

3. Shareholders’ Equity

In March 2004, 7,295 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2003.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	March 31, December 31,
	2004	2003
	(In thousands)
Foreign currency translation adjustments	$87	$23
Unrealized loss on investments	44	16
Minimum pension liability	(969)	(969)

	$(838)	$(930)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $(28,000) and $628,000, respectively, as of March 31, 2004 and $(11,000) and $628,000 respectively, as of December 31, 2003.

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
(UNAUDITED)

If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Reported net income	$29,839	$5,579
Stock-based employee compensation cost, net of tax	297	168

Pro forma net income	$29,542	$5,411

Earnings per share from continuing operations:
Basic – reported	$.92	$.18

Basic – pro forma	$.92	$.17

Diluted – reported	$.92	$.18

Diluted – pro forma	$.91	$.17

5. Employee Benefits

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. A separate SERP plan exists for one of the companies acquired during 1998 and for the Company’s 50.5%-owned company, each of which provides post-retirement benefits to its respective key employees.

The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service.

The net periodic pension costs for the SERP and defined benefit plans for the three months ended March 31 were as follows (in thousands):

	SERP Benefits		Pension Benefits
	2004	2003	2004	2003
Service Cost	$98	$100	$80	$108
Interest Cost	198	217	106	114
Expected return on assets	—	—	(125)	(93)
Amortization of prior service cost	49	50	(1)	(1)
Amortization of net (gain) loss	28	58	—	11

Net periodic pension cost	$373	$425	$60	$139

The Company previously disclosed in its financial statements for the year ended December 31, 2003, included in its Form 10-K/A, that it expected to contribute $437,000 to its defined benefit plans in 2004. As of March 31, 2004, no contributions have been made.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income	$29,839	$5,579

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	32,293	31,756

Effect of dilutive securities:
Stock options	176	—

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	32,469	31,756

Earnings per share from continuing operations – diluted	$.92	$.18

Earnings per share from continuing operations – basic	$.92	$.18

The computations of earnings per share for the three months ended March 31, 2004 and 2003 do not include 7,500 and 1,303,350 shares, respectively, of stock options because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for the three month periods ended March 31, 2004 and March 31, 2003 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2004		2003
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$655,765	100.0%	$450,823	100.0%
Gross profit	187,430	28.6	119,403	26.5
S,G&A expenses	118,506	18.1	97,884	21.7
Depreciation expense	10,228	1.6	7,198	1.6

Operating profit (1)	$58,696	9.0%	$14,321	3.2%

     (1) Excludes other income, amortization expense, minority interest income and interest expense.

2003 Acquisition

On July 1, 2003, we purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220 million in cash, plus the assumption of approximately $26 million of debt. Precision Strip was a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metal for a fee without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Precision Strip had net sales of approximately $62 million for the six months ended December 31, 2003. On a volume basis, Precision Strip processes approximately $2 billion of metal per year.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

In the three months ended March 31, 2004, our consolidated net sales increased 45.5% to $655.8 million, compared to $450.8 million for the first three months of 2003. Tons sold in the first quarter 2004 increased 19.0% from the same period in 2003, and there was an increase in our average selling price per ton sold of 16.1% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). Our same-store sales (excludes sales of Precision Strip which we acquired in 2003) increased 38.1% to $622.8 million. The increase in tons sold of 19.0% was mainly due to improved customer demand levels in most industries that we serve in response to a recovery in the industrial economy. Our average selling price per ton sold increased mainly because of increased costs for most products that we sell. Aluminum and stainless steel costs started to increase steadily in the second half of 2003 and continued to increase through the first quarter of 2004. Carbon steel costs increased significantly in the first quarter of 2004 due mainly to increased raw material costs for the steel producers. Because of supply limitations and increased customer demand, we were able to raise our selling prices and pass the cost increases on to our customers.

Total gross profit increased 57.0% to $187.4 million for the first three months of 2004 compared to $119.4 million in the first three months of 2003. This includes the gross profit on sales from the company we acquired in 2003. As a percentage of sales, gross profit increased to 28.6% in the three months ended March 31, 2004, from 26.5% in the three months ended March 31, 2003, mainly due to improved customer demand and our ability to pass through increased costs to our customers. In the 2003 first quarter our gross margin as a percent of sales declined as low customer demand increased competitive pressures and caused our selling prices to decline. Our increased costs of metals resulted in LIFO expense of $27.5 million included in cost of sales in the three months ended March 31, 2004. We had no LIFO adjustment in the three months ended March 31, 2003.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $20.6 million, or 21.1%, in the first three months of 2004 compared to the corresponding period of 2003, because of the increase in our sales volume and due to the inclusion of the S,G&A expenses of the company we acquired in 2003. As a percentage of sales, our S,G&A expenses were 18.1% in the first quarter of 2004, down from 21.7% in the first quarter of 2003. This decrease was mainly due to our increased sales levels.

Depreciation expense increased $3.0 million during the three months ended March 31, 2004 compared to the corresponding period of 2003 primarily due to depreciation expense of the company we acquired in 2003, as well as depreciation expense on 2003 capital expenditures.

Our interest expense increased to $7.5 million in the first quarter of 2004 compared to $5.6 million in the 2003 first quarter due to increased borrowing levels to fund our acquisition of Precision Strip for $220 million plus the assumption of approximately $26 million of outstanding debt on July 1, 2003. In addition, we increased our borrowings in the 2004 first quarter to fund our increased working capital needs resulting from improved business conditions.

Our effective income tax rate was 39.3% for the first quarter of 2004, consistent with the 2003 first quarter. This is up slightly from our full year 2003 rate of 38.0%, as 2003 included a slight reduction due to the resolution of open tax issues.

Liquidity and Capital Resources

At March 31, 2004, our working capital was $406.2 million compared to $341.8 million at December 31, 2003. The increase was mainly due to an increase in our accounts receivable of $99.4 million and an increase in our inventory of $25.0 million resulting from improved sales levels offset by an increase in our accounts payable and accrued expenses of $69.7 million due to our increased costs of inventory in the first quarter of 2004 compared to the fourth quarter of 2003 levels.

To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. At March 31, 2004, our accounts receivable days sales outstanding were 42 days, down from our rate of 44 days at December 31, 2003. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate was about 5.5 times for the 2004 first quarter, improved from our full year 2003 rate of about 4.7 times.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $12.8 million was used in operations in the three months ended March 31, 2004, as compared to $21.6 million of cash provided by operations during the corresponding period of 2003. This was due mainly to the changes in working capital discussed above that resulted from improved business conditions. We borrowed funds from our revolving line of credit to finance our operations and to pay off $22.0 million of private placement notes on January 2, 2004 (date of maturity). At March 31, 2004 our net debt-to-total capital ratio was 42.8% compared to 43.1% at December 31, 2003.

Our syndicated credit facility, as amended effective July 1, 2003, is with ten banks and has a borrowing limit of $335.0 million, which may be increased to $400.0 million. As of March 31, 2004, $123.0 million was outstanding under this credit facility compared to $72.0 million at December 31, 2003. We also had $14.6 million of letters of credit outstanding under our syndicated credit agreement. We have agreements with insurance companies for private placements of senior secured notes in the aggregate amount of $393.0 million. The outstanding senior notes have maturity dates ranging from 2005 to 2013, with an average remaining life of 5.4 years, and bear interest at an average fixed rate of 6.23% per annum. The syndicated credit facility and senior note agreements were amended effective July 1, 2003 to provide, among other things, for the Company to grant a security interest in certain personal property to the lenders named therein. The security interest will terminate when we meet certain conditions, including a required leverage ratio. The syndicated credit facility and senior note agreements, as amended, also require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we may pay.

Capital expenditures were $8.3 million for the three months ended March 31, 2004. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2004, as compared to those disclosed in our table of contractual obligations included in our Form 10-K/A for the year ended December 31, 2003. The additional payment to the Precision Strip sellers to reimburse them for the tax differential related to our election of Section 338(h)(10) treatment per the Acquisition Agreement was not made until April 2004. The amount of this payment was $16.3 million. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital needs and capital expenditure needs in the foreseeable future.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $325.4 million at March 31, 2004, or approximately 21.7% of total assets or 47.9% of consolidated shareholders’ equity.

Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2003 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of March 31, 2004.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2003 Form 10-K/A.

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

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K/A.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	Not applicable.

(b)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     The Company filed a report on Form 8-K dated February 19, 2004, reporting Item 12. No financial statements were filed with this report, which included a press release reporting earnings for the fourth quarter and year ended December 31, 2003, and certain related non-GAAP financial measure reconciliations.

     The Company filed a report on Form 8-K/A dated March 5, 2004, amending the July 15, 2003 and September 12, 2003 reports of Items 2, 5 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 6, 2004	By:	/s/ David H. Hannah

David H. Hannah Chief Executive Officer

	By:	/s/ Karla Lewis

Karla Lewis Executive Vice President and Chief Financial Officer