Form 10-Q
period 2004-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2004-08-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      As of July 31, 2004, 32,538,767  shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,592	$2,166
Accounts receivable, less allowance for doubtful accounts of $8,746 at June 30, 2004 and $4,716 at December 31, 2003	344,494	221,793
Inventories	342,114	288,080
Prepaid expenses and other current assets	16,837	14,593
Deferred income taxes	17,947	17,954

Total current assets	723,984	544,586
Property, plant and equipment, at cost:
Land	56,803	57,077
Buildings	256,286	256,708
Machinery and equipment	359,608	349,933
Accumulated depreciation	(212,177)	(196,847)

	460,520	466,871
Goodwill	341,780	325,305
Other assets	31,560	32,662

Total assets	$1,557,844	$1,369,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,246	$98,438
Accrued expenses	56,620	53,265
Wages and related accruals	31,924	22,696
Deferred income taxes	6,025	6,025
Current maturities of long-term debt	23,400	22,400

Total current liabilities	276,215	202,824
Long-term debt	492,000	469,250
Deferred income taxes	40,349	40,349
Minority interest	15,016	9,382
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares - 5,000,000 None issued and outstanding	—	—
Common stock, no par value:
Authorized shares - 100,000,000 Issued and outstanding shares 32,518,892 at June 30, 2004 and 32,225,872 at December 31, 2003, stated capital	310,194	303,587
Retained earnings	424,902	344,962
Accumulated other comprehensive loss	(832)	(930)

Total shareholders’ equity	734,264	647,619

Total liabilities and shareholders’ equity	$1,557,844	$1,369,424

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$760,780	$456,329
Other income, net	1,386	1,141

	762,166	457,470
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	532,313	336,957
Warehouse, delivery, selling, general and administrative	120,723	97,146
Depreciation and amortization	11,066	7,532
Interest expense	7,256	5,511

	671,358	447,146

Income before minority interest and income taxes	90,808	10,324
Minority interest	(3,798)	208

Income from continuing operations before income taxes	87,010	10,532
Provision for income taxes	34,213	4,140

Net income	$52,797	$6,392

Earnings per share:
Income from continuing operations — diluted	$1.62	$.20

Weighted average shares outstanding — diluted	32,674,395	31,767,381

Income from continuing operations — basic	$1.63	$.20

Weighted average shares outstanding — basic	32,446,394	31,766,497

Cash dividends per share	$.06	$.06

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Six Months Ended
	June 30,
	2004	2003
Net sales	$1,416,545	$907,152
Other income, net	1,893	1,704

	1,418,438	908,856
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,000,648	668,377
Warehouse, delivery, selling, general and administrative	239,229	195,030
Depreciation and amortization	22,112	15,036
Interest expense	14,736	11,117

	1,276,725	889,560
Income before minority interest and income taxes	141,713	19,296
Minority interest	(5,545)	433

Income from continuing operations before income taxes	136,168	19,729
Provision for income taxes	53,532	7,758

Net income	$82,636	$11,971

Earnings per share:
Income from continuing operations — diluted	$2.54	$.38

Weighted average shares outstanding — diluted	32,564,497	31,761,632

Income from continuing operations — basic	$2.55	$.38

Weighted average shares outstanding — basic	32,369,777	31,761,083

Cash dividends per share	$.12	$.12

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income	$82,636	$11,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,112	15,036
Gain on sales of property and equipment	(667)	(818)
Minority interest	5,545	(433)
Changes in operating assets and liabilities:
Accounts receivable	(122,701)	(17,459)
Inventories	(54,034)	15,706
Prepaid expenses and other assets	(2,743)	921
Accounts payable and accrued expenses	73,578	32,529

Net cash provided by operating activities	3,726	57,453
Investing activities:
Purchases of property, plant and equipment, net	(15,883)	(7,939)
Proceeds from sales of property and equipment	2,408	2,826
Tax reimbursements made related to prior acquisition	(16,475)	—

Net cash used in investing activities	(29,950)	(5,113)
Financing activities:
Proceeds from borrowings	144,000	8,305
Principal payments on long-term debt and short-term borrowings	(120,250)	(47,210)
Payments to minority partner	—	(378)
Dividends paid	(3,884)	(3,812)
Issuance of common stock	236	218
Exercise of stock options	6,371	—

Net cash provided by (used in) financing activities	26,473	(42,877)
Effect of exchange rate changes on cash	177	295

Increase in cash and cash equivalents	426	9,758
Cash and cash equivalents at beginning of period	2,166	9,305

Cash and cash equivalents at end of period	$2,592	$19,063

Supplemental cash flow information:
Interest paid during the period	$14,618	$11,258
Income taxes paid during the period	$40,285	$3,771

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K/A.

2.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.30% during the six months ended June 30, 2004	$118,000	$72,000
Senior secured notes due from January 2, 2005 to January 2, 2009, average fixed interest rate 7.28%	53,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the six months ended June 30, 2004 of 1.03%	2,600	2,600
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the six months ended June 30, 2004 of 1.31%	1,800	2,050

Total	515,400	491,650
Less amounts due within one year	(23,400)	(22,400)

Total long-term debt	$492,000	$469,250

The Company has a five-year syndicated credit agreement, as amended effective July 1, 2003, with ten banks for a secured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At June 30, 2004, the Company also had $14,600,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $35,400,000 of letters of credit. The Company has $393,000,000 of outstanding senior secured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.23% and have an average life of 5.2 years, maturing from 2005 to 2013.

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s syndicated credit agreement and senior note agreements, as amended, require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of .20%.

3.	Shareholders’ Equity

In March 2004, 7,295 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2003.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive loss included the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Foreign currency translation adjustments	$111	$23
Unrealized loss on investments	26	16
Minimum pension liability	(969)	(969)

	$(832)	$(930)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $(17,000) and $628,000, respectively, as of June 30, 2004 and $(11,000) and $628,000, respectively, as of December 31, 2003.

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Reported net income	$52,797	$6,392	$82,636	$11,971
Stock-based employee compensation cost, net of tax	291	166	588	447

Pro forma net income	$52,506	$6,226	$82,048	$11,524

Earnings per share from continuing operations:
Basic — reported	$1.63	$.20	$2.55	$.38

Basic — pro forma	$1.62	$.20	$2.53	$.36

Diluted — reported	$1.62	$.20	$2.54	$.38

Diluted — pro forma	$1.61	$.20	$2.52	$.36

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Employee Benefits

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

The net periodic pension costs for the SERP and defined benefit plans for the three and six months ended June 30 were as follows (in thousands):

	SERP Benefits		Pension Benefits
Three Months Ended June 30,	2004	2003	2004	2003
Service Cost	$98	$100	$80	$108
Interest Cost	198	217	106	114
Expected return on assets	—	—	(125)	(93)
Amortization of prior service cost	49	50	(1)	(1)
Amortization of net loss	28	58	—	11

Net periodic pension cost	$373	$425	$60	$139

	SERP Benefits		Pension Benefits
Six Months Ended June 30,	2004	2003	2004	2003
Service Cost	$196	$200	$160	$216
Interest Cost	396	434	212	228
Expected return on assets	—	—	(250)	(186)
Amortization of prior service cost	98	100	(2)	(2)
Amortization of net loss	56	116	—	22

Net periodic pension cost	$746	$850	$120	$278

The Company previously disclosed in its financial statements for the year ended December 31, 2003, included in its Form 10-K/A, that it expected to contribute $437,000 to its defined benefit plans in 2004. As of June 30, 2004, no contributions have been made.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income	$52,797	$6,392	$82,636	$11,971

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	32,446	31,766	32,370	31,761

Effect of dilutive securities:
Stock options	228	1	194	1

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	32,674	31,767	32,564	31,762

Earnings per share from continuing operations — diluted	$1.62	$.20	$2.54	$.38

Earnings per share from continuing operations — basic	$1.63	$.20	$2.55	$.38

There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and six months ended June 30, 2004. The computations of earnings per share for the three and six months ended June 30, 2003 do not include 1,252,600 shares reserved for issuance upon exercise of stock options, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$760,780	100.0%	$456,329	100.0%	$1,416,545	100.0%	$907,152	100.0%

Gross profit	228,467	30.0	119,372	26.2	415,897	29.4	238,775	26.3
S,G&A expenses	120,723	15.9	97,146	21.3	239,229	16.9	195,030	21.5
Depreciation expense	10,266	1.3	7,221	1.6	20,494	1.4	14,419	1.6

Operating profit(1)	$97,478	12.8%	$15,005	3.3%	$156,174	11.0%	$29,326	3.2%

     (1) Excludes other income, amortization expense, minority interest and interest expense.

2003 Acquisition

On July 1, 2003, we purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220 million in cash, plus the assumption of approximately $26 million of debt. In addition, we paid the Sellers of Precision Strip $16.5 million in April 2004 to reimburse them for the tax differential related to our election of Section 338(h)(10) treatment. Precision Strip is a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, processing the metal for a fee without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Precision Strip had net sales of approximately $62 million for the six months ended December 31, 2003. On a volume basis, Precision Strip processes approximately $2 billion of metal per year.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

For the three months ended June 30, 2004, our consolidated net sales increased 66.7% to $760.8 million, compared to the same period of 2003. This includes an increase of 6.8% in tons sold and an increase in the average selling price per ton sold of 49.3% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). The increase in tons sold was primarily due to the continued strong demand levels experienced for most of our products compared to 2003. The increase in our average selling price per ton sold of 49.3% resulted mainly from increases in the costs of most products that we sell. During the 2004 second quarter, we increased our selling prices significantly for certain carbon steel products due to increased costs due to raw material shortages at the producer level and due to limited availability of certain of these products. Because customer demand has continued to be strong, we have been successful in passing these costs on to our customers by raising our selling prices. Although we expect customer demand to remain relatively strong in the third quarter, we expect to see more availability of products due to lower cost import material arriving in the United States, which may cause us to lower our selling prices.

Same-store sales (excluding sales generated by the company we acquired in 2003) were $727.3 million in the second quarter of 2004, an increase of 59.4% from the 2003 second quarter.

Total gross profit increased 91.4% to $228.5 million for the second quarter of 2004 compared to $119.4 million in the second quarter of 2003. As a percentage of sales, gross profit was 30.0% for the three months ended June 30, 2004, compared to 26.2% for the three months ended June 30, 2003. These increases are mainly due to the increased pricing levels experienced in 2004 and due to the gross profit margin contribution of Precision Strip. The improved demand in 2004, along with limited supplies of many metals and the efforts of our sales force allowed us to pass through our increased costs to our customers. We were able to expand our gross profit margins in 2004 due to our ability to pass these increases on to our customers before we received the higher cost material in our inventory. We do not expect our gross profit margin percentage to remain at the level experienced in the second quarter of 2004, because we do not expect carbon steel prices to continue upward at the same rate as in the first-half of the year, but rather to decline slightly. Our increased costs of metals resulted in LIFO expense of $32.5 million included in cost of sales in the 2004 second quarter, compared to $150,000 of LIFO income in the 2003 second quarter.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $23.6 million, or 24.3%, in the second quarter of 2004 compared to the corresponding period of 2003, and amounted to 15.9% of sales in the 2004 second quarter and 21.3% of sales in the 2003 second quarter. The dollar increase in S,G&A expenses was mainly due to the expenses of Precision Strip, which we acquired after the second quarter of 2003, and due to expenses to support our increased sales volume in 2004.

Depreciation expense increased $3.0 million in the 2004 second quarter compared to the 2003 period. The increase was mainly due to the additional depreciation expense from Precision Strip and due to the depreciation of our 2003 and 2004 capital expenditure additions.

Interest expense increased $1.7 million in the 2004 second quarter compared to the 2003 period due to increased borrowing levels to fund the acquisition of Precision Strip on July 1, 2003.

Minority interest expense for the 2004 second quarter increased from the 2003 period mainly due to the improved operating performance at our 50.5%-owned company, American Steel, L.L.C. Minority interest also includes expense for the profit contribution from Valex Korea that is attributable to our 30.5% partner.

Our 2004 second quarter effective income tax rate was 39.3%, consistent with the 2003 rate in the second quarter period.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Consolidated net sales were $1,416.5 million for the six months ended June 30, 2004, an increase of 56.2% from the six months ended June 30, 2003. The 2004 six-month sales includes an increase of 12.8% in tons sold and an increase in the average selling price per ton sold of 32.0%. The increase in tons sold was primarily due to the continued strong demand levels experienced for most of our products compared to 2003. The increase in our average selling price per ton sold of 32.0% resulted mainly from increases in the costs of most products that we sell and due to limited availability of certain of these products. Aluminum and stainless steel costs have continued to increase steadily through the first-half of 2004. Carbon steel costs continued to increase significantly in the 2004 first-half, with the most significant increases becoming effective in the 2004 second quarter. Our same-store sales increased $442.9 million, or 48.8%, in the 2004 six-month period.

Total gross profit was $415.9 million for the first six months of 2004, a 74.2% increase compared to $238.8 million in the first six months of 2003. As a percentage of sales, gross profit increased to 29.4% for the six months ended June 30, 2004 compared to 26.3% in the 2003 period. Our gross margins have increased during the 2004 periods as compared to the 2003 periods, mainly because of our ability to increase our selling prices to our customers due to the higher costs of our products, especially carbon steel products. The improved customer demand in 2004, along with limited supplies of many metals and the efforts of our sales force allowed us to pass through increased pricing to our customers before we received the higher cost metal in our inventory. Our increased costs of metals resulted in LIFO expense of $60.0 million included in cost of sales for the six months ended June 30, 2004, compared to $150,000 of LIFO income in the 2003 six month period.

S,G&A expenses for the six months ended June 30, 2004 increased $44.2 million, or 22.7% compared to the corresponding period of 2003, due to the inclusion of the S,G&A expenses of Precision Strip acquired on July 1, 2003, and due to expenses to support our increased sales volume. S,G&A expenses were 16.9% as a percent of sales for the six-month period of 2004 compared to 21.5% for the same period in 2003. The decrease as a percent of sales is due to the significant increases in our selling prices.

Depreciation expense increased $6.1 million during the six months ended June 30, 2004, compared to the corresponding period of 2003, mainly due to the depreciation expense of Precision Strip and due to the depreciation of our 2003 and 2004 capital expenditure additions.

Interest expense was $14.7 million in the first six months of 2004 compared to $11.1 million in the 2003 period due to increased borrowings to fund the Precision Strip acquisition on July 1, 2003.

Our effective income tax rate was 39.3% for the first six months of 2004 and 2003. The full-year 2003 rate was 38.0%, as 2003 included a slight reduction due to the resolution of open tax issues.

Liquidity and Capital Resources

At June 30, 2004, our working capital was $447.8 million compared to $341.8 million at December 31, 2003. The increase was mainly due to an increase in our accounts receivable of $122.7 million and an increase in our inventory of $54.0 million resulting from improved sales levels, offset by an increase in our accounts payable and accrued expenses of $73.6 million due to our increased costs of inventory in the first half of 2004 compared to the fourth quarter of 2003 levels.

To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. At June 30, 2004, our accounts receivable days sales outstanding were 41 days, down from our rate of 44 days at December 31, 2003. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate was about 5.5 times for the 2004 first half, improved from our full year 2003 rate of about 4.7 times.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $3.7 million was provided by operations in the six months ended June 30, 2004, as compared to $57.5 million during the corresponding period of 2003. This was due mainly to the increases in working capital discussed above that resulted from improved business conditions. During 2003 we were reducing our inventory levels due to the poor customer demand, which generated a significant amount of cash flow from operations. We borrowed funds from our revolving line of credit to pay off $22.0 million of private placement notes on January 2, 2004 (date of maturity) and to fund the $16.5 million paid to the Precision Strip Sellers related to the election of Section 338(h)(10) treatment. At June 30, 2004 our net debt-to-total capital ratio was 41.1% compared to 43.1% at December 31, 2003.

Our syndicated credit facility, as amended effective July 1, 2003, is with ten banks and has a borrowing limit of $335.0 million, which may be increased to $400.0 million. As of June 30, 2004, $118.0 million was outstanding under this credit facility compared to $72.0 million at December 31, 2003. We also had $14.6 million of letters of credit outstanding under our syndicated credit agreement as of June 30, 2004. We have agreements with insurance companies for private placements of senior secured notes in the aggregate amount of $393.0 million. The outstanding senior notes have maturity dates ranging from 2005 to 2013, with an average remaining life of 5.2 years, and bear interest at an average fixed rate of 6.23% per annum. The syndicated credit facility and senior note agreements were amended effective July 1, 2003 to provide, among other things, for the Company to grant a security interest in certain personal property to the lenders named therein. The security interest will terminate when we meet certain conditions, including a required leverage ratio. The syndicated credit facility and senior note agreements, as amended, also require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we may pay.

Capital expenditures were $15.9 million for the six months ended June 30, 2004. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2004, as compared to those disclosed in our table of contractual obligations included in our Form 10-K/A for the year ended December 31, 2003. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital and capital expenditure needs and to fund acquisitions in the foreseeable future.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $341.8 million at June 30, 2004, or approximately 21.9% of total assets or 46.5% of consolidated shareholders’ equity.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2003 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of June 30, 2004.

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

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K/A.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities.

(a)	Not applicable.

(b)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 19, 2004.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

The Company’s Amended and Restated Bylaws were amended to change the range of the authorized number of directors. The amendment was approved: 26,940,342 shares were voted for the proposal, 346,111 shares were voted against it and 257,143 shares abstained.

The Company’s Directors Stock Option Plan was amended to accelerate the vesting of options when a director retires. The amendment was approved: 27,201,917 shares were voted for the proposal, 1,608,475 shares were voted against it and 241,821 shares abstained.

Four directors were elected at the annual meeting. Joe D. Crider: 20,701,615 shares were voted for election and 8,350,598 shares were withheld. Thomas W. Gimbel: 28,847,192 shares were voted for election and 205,021 shares were withheld. David H. Hannah: 28,661,689 shares were voted for election and 390,524 shares were withheld. Gregg J. Mollins: 28,455,848 shares were voted for election and 596,365 shares were withheld.

The Company adopted a stock option plan for the Company’s key employees. The plan was approved: 25,594,910 shares were voted for the proposal, 1,685,348 shares were voted against it and 263,338 shares abstained.

Based upon the recommendation of the Audit Committee, Ernst & Young LLP was selected as independent auditors to audit the financial statements of the Company and its subsidiaries for 2004. The selection was approved: 26,801,315 shares were voted for the proposal, 2,232,791 shares were voted against it and 18,107 shares abstained.

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

The Company filed a report on Form 8-K dated April 15, 2004, disclosing its press release dated April 15, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
Dated: August 9, 2004	By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer

By:	/s/ Karla R. Lewis
Karla R. Lewis
Executive Vice President and Chief Financial Officer