Form 10-Q
period 2004-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2004-11-08
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of October 31, 2004, 32,619,217 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

 i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,225	$2,166
Accounts receivable, less allowance for doubtful accounts of $9,525 at September 30, 2004 and $4,716 at December 31, 2003	358,574	221,793
Inventories	376,709	288,080
Prepaid expenses and other current assets	15,661	14,593
Deferred income taxes	17,947	17,954

Total current assets	771,116	544,586
Property, plant and equipment, at cost:
Land	57,148	57,077
Buildings	260,383	256,708
Machinery and equipment	365,508	349,933
Accumulated depreciation	(221,211)	(196,847)

	461,828	466,871
Goodwill	341,780	325,305
Other assets	29,876	32,662

Total assets	$1,604,600	$1,369,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,407	$98,438
Accrued expenses	63,567	53,265
Wages and related accruals	37,868	22,696
Deferred income taxes	6,025	6,025
Current maturities of long-term debt	23,400	22,400

Total current liabilities	292,267	202,824
Long-term debt	478,850	469,250
Deferred income taxes	40,349	40,349
Minority interest	15,252	9,382
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares – 5,000,000 None issued and outstanding	—	—
Common stock, no par value:
Authorized shares – 100,000,000 Issued and outstanding shares 32,575,292 at September 30, 2004 and 32,225,872 at December 31, 2003, stated capital	311,581	303,587
Retained earnings	467,108	344,962
Accumulated other comprehensive loss	(807)	(930)

Total shareholders’ equity	777,882	647,619

Total liabilities and shareholders’ equity	$1,604,600	$1,369,424

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2004	2003
Net sales	$783,670	$490,587
Other income, net	483	585

	784,153	491,172
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	568,748	351,625
Warehouse, delivery, selling, general and administrative	121,047	100,198
Depreciation and amortization	11,034	11,123
Interest expense	7,080	7,962

	707,909	470,908

Income before minority interest and income taxes	76,244	20,264
Minority interest	(3,353)	100

Income from continuing operations before income taxes	72,891	20,364
Provision for income taxes	28,751	8,011

Net income	$44,140	$12,353

Earnings per share:
Income from continuing operations – diluted	$1.35	$.39

Weighted average shares outstanding – diluted	32,802,503	31,857,794

Income from continuing operations – basic	$1.36	$.39

Weighted average shares outstanding – basic	32,545,999	31,815,214

Cash dividends per share	$.07	$.06

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Nine Months Ended
	September 30,
	2004	2003
Net sales	$2,200,215	$1,397,739
Other income, net	2,376	2,289

	2,202,591	1,400,028
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,569,396	1,020,002
Warehouse, delivery, selling, general and administrative	360,276	295,228
Depreciation and amortization	33,146	26,159
Interest expense	21,816	19,079

	1,984,634	1,360,468
Income before minority interest and income taxes	217,957	39,560
Minority interest	(8,898)	533

Income from continuing operations before income taxes	209,059	40,093
Provision for income taxes	82,283	15,769

Net income	$126,776	$24,324

Earnings per share:
Income from continuing operations – diluted	$3.88	$.77

Weighted average shares outstanding – diluted	32,641,089	31,785,626

Income from continuing operations – basic	$3.91	$.77

Weighted average shares outstanding – basic	32,428,946	31,779,325

Cash dividends per share	$.19	$.18

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income	$126,776	$24,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,146	26,159
Deferred taxes	—	(165)
Gain on sales of property and equipment	(585)	(764)
Minority interest	8,898	(533)
Changes in operating assets and liabilities:
Accounts receivable	(136,781)	(23,316)
Inventories	(88,629)	15,561
Prepaid expenses and other assets	(1,630)	(2,542)
Accounts payable and accrued expenses	89,975	60,754

Net cash provided by operating activities	31,170	99,478
Investing activities:
Purchases of property, plant and equipment, net	(27,695)	(13,433)
Proceeds from sales of property and equipment	2,590	2,896
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired and debt assumed	—	(245,850)
Purchase of equity interest in foreign subsidiary	(473)	—
Tax reimbursements made related to prior acquisition	(16,475)	—

Net cash used in investing activities	(42,053)	(256,387)
Financing activities:
Proceeds from borrowings	193,000	262,195
Principal payments on long-term debt and short-term borrowings	(182,400)	(100,545)
Payments to minority partner	(1,709)	(378)
Dividends paid	(6,162)	(5,719)
Issuance of common stock	236	218
Exercise of stock options	7,758	2,457

Net cash provided by financing activities	10,723	158,228
Effect of exchange rate changes on cash	219	559

Increase in cash and cash equivalents	59	1,878
Cash and cash equivalents at beginning of period	2,166	9,305

Cash and cash equivalents at end of period	$2,225	$11,183

Supplemental cash flow information:
Interest paid during the period	$19,001	$12,511
Income taxes paid during the period	$69,120	$4,014

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Reliance Steel & Aluminum Co. Annual Report on Form 10-K/A.

2. Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.13% during the nine months ended September 30, 2004	$105,000	$72,000
Senior secured notes due from January 2, 2005 to January 2, 2009, average fixed interest rate 7.28%	53,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the nine months ended September 30, 2004 of 1.09%	2,450	2,600
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with average interest rate during the nine months ended September 30, 2004 of 1.36%	1,800	2,050

Total	502,250	491,650
Less amounts due within one year	(23,400)	(22,400)

Total long-term debt	$478,850	$469,250

The Company has a five-year syndicated credit agreement, as amended effective July 1, 2003, with ten banks for a secured revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At September 30, 2004, the Company also had $14,700,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $35,300,000 of letters of credit. The Company has $393,000,000 of outstanding senior secured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.23% and have an average life of 4.9 years, maturing from 2005 to 2013.

On July 1, 2003, the Company amended, among other things, certain financial covenant ratios of its syndicated bank credit agreement dated as of October 24, 2001. This amendment required similar amendments to already outstanding senior notes from the Company’s prior private placements. The amendments to both the syndicated bank credit agreement and the senior notes adjusted the financial covenants to provide for the increased leverage that resulted from an acquisition and included a grant of a security interest in personal property to the lenders and purchasers thereof, respectively. The personal property pledged as collateral includes, but is not limited to, the outstanding securities of

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

each of the Company’s material corporate subsidiaries. The security interest will terminate when the Company meets certain conditions, including a required leverage ratio after the period ended December 31, 2004.

The Company’s syndicated credit agreement and senior note agreements, as amended, require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends that the Company may pay, among other things. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of .175%.

3. Shareholders’ Equity

In March 2004, 7,295 shares of common stock were issued to division managers of the Company under the Key-Man Incentive Plan for 2003.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive income (loss) included the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Foreign currency translation adjustments.	$168	$23
Unrealized loss on investments	(6)	16
Minimum pension liability	(969)	(969)

	$(807)	$(930)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $(17,000) and $628,000, respectively, as of September 30, 2004 and $(11,000) and $628,000, respectively, as of December 31, 2003.

4. Stock Option Plans

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company continues to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Reported net income	$44,140	$12,353	$126,776	$24,324
Stock-based employee compensation cost, net of tax	291	148	880	599

Pro forma net income	$43,849	$12,205	$125,896	$23,725

Earnings per share from continuing operations:
Basic - reported	$1.36	$.39	$3.91	$.77

Basic – pro forma	$1.35	$.38	$3.88	$.75

Diluted - reported	$1.35	$.39	$3.88	$.77

Diluted - pro forma	$1.34	$.38	$3.86	$.75

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

The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. On September 30, 2004, the Company resolved to terminate one of these defined benefit pension plans effective December 31, 2004.

The net periodic pension costs for the SERP and defined benefit plans for the three and nine months ended September 30 were as follows (in thousands):

	SERP Benefits		Pension Benefits
Three Months Ended September 30,	2004	2003	2004	2003
Service Cost	$98	$100	$80	$108
Interest Cost	198	217	106	114
Expected return on assets	—	—	(125)	(93)
Amortization of prior service cost	49	50	(1)	(1)
Amortization of net loss	28	58	—	11

Net periodic pension cost	$373	$425	$60	$139

	SERP Benefits		Pension Benefits
Nine Months Ended September 30,	2004	2003	2004	2003
Service Cost	$294	$300	$239	$323
Interest Cost	594	651	317	341
Expected return on assets	—	—	(375)	(278)
Amortization of prior service cost	147	150	(4)	(4)
Amortization of net loss	85	175	2	33

Net periodic pension cost	$1,120	$1,276	$179	$415

The Company previously disclosed in its financial statements for the year ended December 31, 2003, included in its Form 10-K/A, that it expected to contribute $437,000 to its defined benefit plans in 2004. As of September 30, 2004, contributions of $512,000 have been made. No additional contributions are expected to be made in 2004.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income	$44,140	$12,353	$126,776	$24,324

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	32,546	31,815	32,429	31,779

Effect of dilutive securities:
Stock options	257	43	212	7

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	32,803	31,858	32,641	31,786

Earnings per share from continuing operations – diluted	$1.35	$.39	$3.88	$.77

Earnings per share from continuing operations – basic	$1.36	$.39	$3.91	$.77

There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and nine months ended September 30, 2004. The computations of earnings per share for the three and nine months ended September 30, 2003 do not include 548,625 and 680,750 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data for each of the periods indicated (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$783,670	100.0%	$490,587	100.0%	$2,200,215	100.0%	$1,397,739	100.0%
Gross profit	214,922	27.4	138,962	28.3	630,819	28.7	377,737	27.0
S,G&A expenses	121,047	15.4	100,198	20.4	360,276	16.4	295,228	21.1
Depreciation expense.	10,239	1.3	10,251	2.1	30,733	1.4	24,670	1.8

Operating profit(1)	$83,636	10.7%	$28,513	5.8%	$239,810	10.9%	$57,839	4.1%

(1)	Excludes other income, amortization expense, minority interest and interest expense.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

For the three months ended September 30, 2004, our consolidated net sales increased 59.7% to $783.7 million, compared to the same period of 2003. This includes an increase of 0.9% in tons sold and an increase in the average selling price per ton sold of 62.7% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). The increase in our average selling price per ton sold of 62.7% resulted mainly from increases in the costs of most products that we sell. Aluminum and stainless steel costs have continued to increase steadily throughout 2004. Carbon steel costs increased significantly in the 2004 third quarter as compared to the 2003 period mainly due to increased raw material costs for the producers. Because of improved customer demand, we have been able to pass through our cost increases by raising our selling prices to our customers.

Same-store sales (excluding sales generated by the company we acquired in 2003) were $751.3 million in the third quarter of 2004, an increase of 63.7% from the 2003 third quarter.

Total gross profit increased 54.7% to $214.9 million for the third quarter of 2004 compared to $139.0 million in the third quarter of 2003. As a percentage of sales, gross profit was 27.4% for the three months ended September 30, 2004, compared to 28.3% for the three months ended September 30, 2003. The increase in gross profit dollars is mainly due to the increased pricing levels experienced in 2004. During the third quarter of 2004, our gross profit percentage declined as we received higher cost material into our inventory at a rate that exceeded our price increases to our customers. Our increased costs of metals resulted in LIFO expense of $32.5 million included in cost of sales in the 2004 third quarter, compared to $2.1 million of LIFO income in the 2003 third quarter.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $20.8 million, or 20.8%, in the third quarter of 2004 compared to the corresponding period of 2003, and amounted to 15.4% of sales in the 2004 third quarter and 20.4% of sales in the 2003 third quarter. The dollar increase in S,G&A expenses was mainly due to the expenses of Precision Strip, which we acquired after the second quarter of 2003, and due to expenses to support our increased sales volume in 2004. The expenses declined as a percentage of sales mainly due to the increased selling prices experienced in 2004.

Depreciation expense in the 2004 third quarter was $10.2 million, comparable to the 2003 period.

Interest expense was $7.1 million in the 2004 third quarter compared to $8.0 million in the 2003 period due to somewhat lower outstanding borrowings and due to our ability to decrease the interest rate margin on borrowings on our syndicated line of credit because of our improved financial results.

Minority interest expense for the 2004 third quarter increased from the 2003 period mainly due to the improved operating performance at our 50.5%-owned company, American Steel, L.L.C. Minority interest also includes expense for the profit contribution from Valex Korea through July 29, 2004 that is attributable to our 30.5% partner. On July 30, 2004, we purchased an additional interest in Valex Korea for $0.5 million bringing our ownership to 99%.

Our 2004 third quarter effective income tax rate was 39.4%, comparable to the 2003 third quarter rate of 39.3%.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Consolidated net sales were $2.2 billion for the nine months ended September 30, 2004, an increase of 57.4% from the nine months ended September 30, 2003. The 2004 nine-month sales includes an increase of 8.7% in tons sold and an increase in the average selling price per ton sold of 41.6%. The increase in tons sold was primarily due to the strong demand levels experienced for most of our products compared to 2003. The increase in our average selling price per ton sold of 41.6% resulted mainly from increases in the costs of most products that we sell and due to limited availability of certain of these products. Aluminum and stainless steel costs have continued to increase steadily through 2004. Carbon steel costs increased significantly in the first nine months of 2004, with the increases in the 2004 third quarter at a lower rate than in the first half. Our increased costs have been driven by increased raw material costs for the producers and supply limitations. These factors, along with improved customer demand, have allowed us to pass through our cost increases by raising our selling prices. Our same-store sales increased $735.1 million, or 53.8%, to $2.1 billion in the 2004 nine-month period.

Total gross profit was $630.8 million for the first nine months of 2004, a 67.0% increase compared to $377.7 million in the first nine months of 2003. As a percentage of sales, gross profit increased to 28.7% for the nine months ended September 30, 2004 compared to 27.0% in the 2003 period. Our gross margin percentage has increased during the 2004 period as compared to the 2003 period, mainly because of our ability to increase our selling prices to our customers due to the higher costs of most of our products. The improved customer demand in 2004, along with limited supplies of many metals and the efforts of our sales force allowed us to pass through increased pricing to our customers. We were able to expand our gross margin percentage in the first half of 2004 because we passed these increases on to our customers before we received the higher cost material in our inventory. However, during the 2004 third quarter, we received the higher cost material into our inventory and the rate of mill price increases, along with our selling prices, slowed, which caused our gross margin percentage to decline. Our increased costs of metals resulted in LIFO expense of $92.5 million included in cost of sales for the nine months ended September 30, 2004, compared to $2.3 million of LIFO income in the 2003 nine month period.

S,G&A expenses for the nine months ended September 30, 2004 increased $65.0 million, or 22.0% compared to the corresponding period of 2003, due to the inclusion of the S,G&A expenses of Precision Strip acquired on July 1, 2003, and due to expenses to support our increased sales volume. S,G&A expenses were 16.4% as a percent of sales for the nine-month period of 2004 compared to 21.1% for the same period in 2003. The decrease as a percent of sales is due to the significant increases in our selling prices.

Depreciation expense increased $6.0 million during the nine months ended September 30, 2004 to $30.7 million, compared to the corresponding period of 2003, mainly due to the depreciation expense of Precision Strip and due to the depreciation of our capital expenditure additions.

Interest expense was $21.8 million in the first nine months of 2004 compared to $19.1 million in the 2003 period due to increased borrowings to fund our increased working capital needs in 2004 and to fund the Precision Strip acquisition on July 1, 2003.

Our effective income tax rate was 39.3% for the first nine months of 2004 and 2003. The full-year 2003 rate was 38.0%, as 2003 included a slight reduction due to the resolution of open tax issues.

Liquidity and Capital Resources

At September 30, 2004, our working capital was $478.8 million compared to $341.8 million at December 31, 2003. The increase was mainly due to an increase in our accounts receivable of $136.8 million and an increase in our inventory of $88.6 million resulting from improved sales levels, offset by an increase in our accounts payable and accrued expenses of $90.0 million due to our increased costs of inventory in the first nine months of 2004 compared to the fourth quarter of 2003 levels.

To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. At September 30, 2004, our accounts receivable days sales outstanding were 41 days, down from our rate of 44 days at December 31, 2003. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate was about 5.4 times for the first nine months of 2004, improved from our full year 2003 rate of about 4.7 times.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash of $31.2 million was provided by operations in the nine months ended September 30, 2004, as compared to $99.5 million during the corresponding period of 2003. The decline was due mainly to the increases in working capital in 2004 that resulted from improved business conditions. During 2003 we were reducing our inventory levels due to the poor customer demand, which generated a significant amount of cash flow from operations. We borrowed funds from our revolving line of credit to pay off $22.0 million of private placement notes on January 2, 2004 (date of maturity) and to fund the $16.5 million paid to the Precision Strip sellers related to the election of Section 338(h)(10) treatment. At September 30, 2004 our net debt-to-total capital ratio was 39.1% compared to 43.1% at December 31, 2003.

Our syndicated credit facility, as amended effective July 1, 2003, is with ten banks and has a borrowing limit of $335.0 million, which may be increased to $400.0 million. As of September 30, 2004, $105.0 million was outstanding under this credit facility compared to $72.0 million at December 31, 2003. We also had $14.7 million of letters of credit outstanding under our syndicated credit agreement as of September 30, 2004. We have agreements with insurance companies for private placements of senior secured notes in the aggregate amount of $393.0 million. The outstanding senior notes have maturity dates ranging from 2005 to 2013, with an average remaining life of 4.9 years, and bear interest at an average fixed rate of 6.23% per annum. The syndicated credit facility and senior note agreements were amended effective July 1, 2003 to provide, among other things, for the Company to grant a security interest in certain personal property to the lenders named therein. The security interest will terminate when we meet certain conditions after December 31, 2004, including a required leverage ratio. The syndicated credit facility and senior note agreements, as amended, also require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we may pay.

Capital expenditures were $27.7 million for the nine months ended September 30, 2004. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2004, as compared to those disclosed in our table of contractual obligations included in our Form 10-K/A for the year ended December 31, 2003. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital and capital expenditure needs and to fund acquisitions in the foreseeable future.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $341.8 million at September 30, 2004, or approximately 21.3% of total assets or 43.9% of consolidated shareholders’ equity.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2003 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of September 30, 2004.

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

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of performing a detailed assessment of our internal controls as required by the Sarbanes-Oxley Act of 2002. We are in the testing and remediation phase and have identified potential control deficiencies in our system of internal controls and are implementing policies and procedures to remediate these issues. To ensure that we address these issues thoroughly, effectively and timely, we have supplemented our internal project team with the services of outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

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

     (b) Reports on Form 8-K:

The Company filed a report on Form 8-K dated July 15, 2004, disclosing its press release dated July 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: November 8, 2004	By:	/s/	David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/	Karla R. Lewis

Karla R. Lewis
Executive Vice President and
Chief Financial Officer