Form 10-K
period 2004-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2005-03-15
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________
Commission file number: 001-13122

RELIANCE STEEL & ALUMINUM CO.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)

350 South Grand Avenue, Suite 5100
Los Angeles, California 90071
(213) 687-7700
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2004 was $1,256,530,424.

     As of February 28, 2005, 32,855,774 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the “Risk Factors” listed below, may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•	Our interest rates on our debt could change. Our variable rate debt is currently at relatively low historical levels and rates, and we anticipate that these rates will continue to increase through 2005.

•	Foreign currency exchange rates could change, which could affect the price we pay for metals and the results of our foreign operations.

•	Our acquisitions might fail to perform as we anticipate. This could result in an impairment charge to write off some or all of the goodwill for that entity.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand, it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. The costs of certain metals increased significantly in 2004 and although we were able to pass through most of the increase in costs to our customers in 2004, we may not be successful in doing so in future periods. In addition, because of increased foreign demand and closings of some domestic mill capacity, lead times have lengthened and supply tightened significantly in 2004 for many of the products that we sell, which contributed to our ability to pass through our increased costs to our customers. Although raw materials for the mills are still in tight supply globally, foreign demand for the products that we sell has reduced somewhat. Changes in foreign demand can cause significant fluctuations in both availability and cost of the products we sell. A significant or rapid decline in costs from current levels could have a severe negative impact on our gross profit.

•	We service industries that are highly cyclical, and any further downturn in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2003, 2002 and 2001. This could occur in future periods.

•	Our business is very competitive and increased competition could reduce our gross profit margins and net income. The low demand levels in 2003 increased competitive pricing pressures and lowered our gross profit margins. If availability of metals increases over 2004 levels, our gross profit margins could decline due to competitive pressures.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.

•	If existing shareholders sell their shares, the market price of our common stock could be depressed.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may adversely impact your rights as a shareholder.

•	We may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative reaction that adversely impacts our stock price.

ii

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

iii

PART I

Item 1. Business

     We are one of the five largest metals service center companies in the United States. Our network of 24 divisions, 19 operating subsidiaries and one 50.5%-owned company operates more than 100 locations in 30 states, Belgium, France and South Korea. Through this network, we provide metals processing services and distribute a full line of more than 90,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 95,000 customers in a broad range of industries. Many of our metals service centers provide processing services for specialty metals only. We deliver products from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington. One of our subsidiaries has international locations that serve the European and Asian semiconductor markets. Another subsidiary opened a metals service center in Belgium in January 2003 to service the European aerospace market.

     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. This strategy and our proven operating methods have enabled us to outperform most of our competitors in the metals service center industry. Following the economic recession in 2001, 2002 and 2003, our industry experienced a significant and unprecedented upturn. In 2004, we had record net sales of $2.9 billion and record net income of $170 million. Supply limitations and improved demand resulted in significantly higher prices for certain of our products, which allowed us to produce these record financial results.

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

     These percentages have not changed significantly in the last five years. In the May 2004 issue, the magazine, Purchasing, reported that the North American metals distribution industry was estimated to generate about $58.35 billion in revenues in 2003 (the latest year for which such information is available), down from $72 billion in 2000, and that shipments of steel, aluminum, copper metals and superalloys to domestic buyers in 2003 increased by 3% from 2002 which was the first tonnage pick-up in three years.

     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to industry sources, the number of intermediate steel processors and metal center facilities in North America has decreased from approximately 7,000 locations in 1980 to approximately 3,500 locations operated by more than 1,300 companies in 2003 (Purchasing, May 2003). This consolidation trend creates opportunities for us to make acquisitions.

     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers. In 2002 and 2003, it was more difficult for our industry to pass through price increases of certain carbon steel products, as the increased costs resulted from supply constraints rather than customer demand, which is more typical. In 2004, these dynamics changed significantly as domestic mill shutdowns and increased global demand limited availability of several carbon steel products. This limited supply, along with somewhat improved U.S. demand, allowed service centers to increase their selling prices and pass these costs on to their customers. We believe that service centers with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.

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

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and Flat-Rolled Aluminum and Stainless Steel
Bralco Metals	5	Aluminum, Brass, Copper and Stainless Steel
Engbar Pipe & Steel Co.	1	Carbon Steel Bars, Pipe and Tubing
MetalCenter	1	Flat-Rolled Aluminum and Stainless Steel
Olympic Metals	1	Aluminum, Brass, Copper and Stainless Steel
Reliance Metalcenter	10	Variety of Carbon Steel and Non-Ferrous Metal Products
Reliance Steel Company	2	Carbon Steel
Tube Service Co.	6	Specialty Tubing
Allegheny Steel Distributors, Inc.	1	Carbon Steel
Aluminum and Stainless, Inc.	2	Aluminum Sheet, Plate and Bar
American Metals Corporation	3	Carbon Steel
American Steel, L.L.C.	2	Carbon Steel
AMI Metals, Inc.
AMI Metals	6	Heat-Treated Aluminum Sheet and Plate
AMI Metals Europe S.P.R.L.	1	Heat-Treated Aluminum Sheet and Plate
CCC Steel, Inc.
CCC Steel	1	Structural Steel
IMS Steel	1	Structural Steel
Central Plains Steel Co.	2	Carbon Steel
Chatham Steel Corporation	5	Full-Line Service Centers
Durrett Sheppard Steel Co., Inc.	1	Carbon Steel Plate, Bar and Structurals
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	1	Full-Line Service Center
Good Metals Company	1	Tool and Alloy Steels
Hagerty Steel & Aluminum Company	1	Plate and Flat-Rolled Carbon Steel
Liebovich Custom Fabricating Company	1	Metal Fabrication
Liebovich/PDM Steel & Aluminum Company	1	Carbon Steel Structurals and Plate
Lusk Metals	1	Precision Cut Aluminum Plate and Aluminum Sheet and Extrusions
Pacific Metal Company	7	Aluminum and Coated Carbon Steel

Trade Name	No. of Locations	Primary Products Processed & Distributed
PDM Steel Service Centers, Inc.	7	Carbon Steel Structurals and Plate
Phoenix Corporation
Phoenix Metals Company	5	Flat-Rolled Aluminum, Stainless Steel and Coated Carbon Steel
Steel Bar	1	Carbon Steel Bars and Tubing
Precision Strip, Inc.	8	Toll Processing (Slitting, Leveling, Blanking) of Aluminum, Stainless Steel and Carbon Steel
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and Alloy Specialty Steels
United Alloys Aircraft Metals	1	Titanium Products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-Line Service Centers
East Tennessee Steel Supply	1	Carbon Steel Plate, Bar and Structurals
Georgia Steel Supply Company	1	Full-Line Service Center
Toma Metals, Inc.	1	Stainless Steel Sheet and Coil
Valex Corp.
Valex	5	Electropolished Stainless Steel Tubing and Fittings
Valex S.A.R.L.	1	Electropolished Stainless Steel Tubing and Fittings
Valex Korea Co., Ltd.	1	Electropolished Stainless Steel Tubing and Fittings
Viking Materials, Inc.	2	Flat-Rolled Carbon Steel

     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. For about 45% of our sales, we perform metals processing services, or first-stage processing, before distributing the product to manufacturers and other end-users, often within 24 hours from receipt of an order, if the order does not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2004, we handled approximately 9,300 transactions per business day, with average revenues of approximately $1,260 per transaction. Our average order size is up 48% from our 2003 average order size but this is due to the impact of price increases rather than an increase in the volume of metal per transaction. Our total revenues for 2004 were $2.9 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large public metals service center companies and allows us to generate higher profits than those companies.

     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 30 businesses including our largest acquisition to date in 2003. From 1984 to September 1994, we acquired 20 businesses.

Acquisitions

     On July 1, 2003, we acquired all of the outstanding stock of Precision Strip, Inc., a privately-held metals processing company, and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”), for approximately $220 million in cash, plus the assumption of approximately $26 million of debt. In 2004, we made an additional payment of $16 million to the Precision Strip sellers to reimburse them for additional income taxes related to a tax election that we made. Precision Strip’s processing activities consist primarily of slitting and blanking flat-rolled products, approximately 58% of which are carbon steel products, 22% aluminum products and 20% stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal. Precision Strip is headquartered in Minster, Ohio with additional facilities in Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip had net sales of approximately $132 million for the twelve months ended December 31, 2004. Based on the volume of metal processed, we estimate that Precision Strip processed more than $2.5 billion of metal in 2004.

     We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions.

Recent Developments

     Valex Corp., our 97%-owned subsidiary, is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants. Valex formed a joint venture in 1999 establishing a Korean company, Valex Korea Co., Ltd. In 2003, Valex Corp. increased its ownership interest in Valex

Korea to 69.5% from 66.5%, and in 2004, Valex purchased the remaining interest in Valex Korea owned by its original partner increasing its current ownership to 99%. Valex Korea benefited from significantly improved demand in the Asian market in 2004 and is servicing the growing semiconductor market in China through a third-party warehouse provider. Valex SARL reduced the size of its French operation in 2004 due to reduced European demand, and now maintains a sales office and stocks product with a third-party warehouse provider.

     In 2005 AMI Metals Europe, SPRL, opened a sales office in France and is in the process of expanding its warehouse facility in Belgium to better service its increased share of the European aerospace business. Pacific Metal Company relocated its Portland headquarters and service center to a newly-built, state-of-the-art facility in May 2004 to better support its customers in that area and realize operating efficiencies. PDM Steel Service Centers, Inc. moved its Las Vegas operation to a larger facility to meet their customers’ needs. The Las Vegas operation opened in 2003 to penetrate that market and quickly outgrew the initial facility.

     Our Arrow Metals facility near Dallas, Texas and our Reliance Metalcenter facility in Wichita, Kansas began operating as part of Bralco Metals in mid-2004. This change expanded the product offerings of these locations and allowed them to benefit from the strong reputation of Bralco Metals in the marketplace.

     Central Plains Steel Co. increased its processing capabilities with an additional slitter in its Kansas City, Kansas facility that was transferred from Pacific Metal Company. Phoenix Metals Company added a precision blanking line at its newly built Nashville, Tennessee location, as well as a stainless steel polishing line at its Norcross (Atlanta), Georgia operation. Precision Strip, Inc. increased its oscillate slitting capacity with the addition of a new line at its Tipp City, Ohio facility.

     We formed RSAC Management Corp., a California corporation, in 1999 to operate as a holding company for our subsidiaries and to provide administrative and management services to our metals service centers. Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines and monitor adherence to proper financial controls, while our division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial, management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Division managers and other management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on our overall profitability.

     We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We have developed and maintain an excellent reputation in the industry for our integrity and the quality and timeliness of our service to customers.

Customers

     Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, or because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments because of the focus of the capital goods and related industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.

     We have more than 95,000 metals service center customers in various industries. In 2004, no single customer accounted for more than 1.5% of our sales, and more than 85% of our orders were from repeat customers. Our customers are manufacturers and end-users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto), aerospace, and semiconductor fabrication industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services to larger customers, such as mills and OEM’s, and in larger annual volumes than we have experienced historically. Precision Strip has also indirectly increased our participation in the auto and appliance end markets. Our metals service centers wrote and delivered over 2,345,000 orders during 2004 at an average price of approximately $1,260. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 775 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. Less than 3% of our sales were to international customers in 2004, with approximately 50% of these sales from our AMI Metals and Valex international locations serving the European and Asian markets.

     We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships. In 2004, limited supply of certain metals became a factor for our customers. We believe that our strong relationships with our suppliers allowed us to obtain higher allocations of these metals than many of our competitors. This allowed us to continue to meet the needs of our long-term customers and to be selective in the sale of any excess metal to provide for enhanced profitability.

     Our customers’ demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. However, from 2001 through August 2003, we experienced lower sales levels due to a broad-based economic downturn that affected all industries. We experienced lower demand in each successive year from 2000 until September 2003 when we experienced an improvement in our customer demand as well as pricing for most of the products we sell. Customer demand levels continued to increase through March 2004 when demand peaked. We believe our customers were attempting to purchase metal in advance of the continuous carbon steel price increases from the mills that were announced beginning in the first quarter of 2004. Demand on a volume basis was strong through the remainder of 2004 compared to recent years, but is still below year 2000 levels. Demand for aluminum and stainless steel products improved steadily throughout 2004.

     Pricing for carbon steel products increased to record highs in 2004, primarily due to raw material shortages for the mills that increased their costs, and due to reduced supply resulting from the shutdown of some domestic capacity and from increased global demand. The amount of import material available earlier in 2004 in the U.S. declined as it was re-routed to strong foreign markets such as China. The most significant mill price increases occurred in the second and third quarters of 2004. Due to tight supply, we were able to pass these increases through to our customers, typically at the time the mill announced the increase. In the 2004 fourth quarter, costs for carbon steel products decreased somewhat, as we expected, primarily due to more availability as some import material started arriving in the U.S. Pricing for aluminum and stainless steel products increased steadily throughout the year as demand increased, especially for aerospace products.

     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Southeast region of the United States was our largest market in 2004 and 2003. Although our sales dollars in each of these regions have increased, the percent of total sales in each region have changed due to the Company’s growth. California represented 23% of our 2004 sales, which was a significant decrease from 45% of our 1997 sales. The Southeast region of the United States represented 26% of our 2004 sales compared to 18% of our 1997 sales, and the Midwest region, which we entered in 1999, represented 20% of our 2004 sales.

Suppliers

     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., International Steel Group, Inc., IPSCO, Inc., Nucor Corporation, Oregon Steel Mills, United States Steel Corporation and USS-POSCO Industries. Allegheny Technologies Incorporated, International Stainless Steel Co. and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc, Alcan Aluminum Limited, Aleris International, Inc. (formerly Commonwealth Aluminum Corp.), Kaiser Aluminum Corp., Ormet Aluminum Mill Products Corporation and Pechiney Rolled Products.

     During the 2001 through 2003 period, many domestic steel mills entered bankruptcy proceedings and certain of those mills temporarily closed a portion of their production capacity. Beginning in 2003 and continuing into 2004, many of the bankrupt mill facilities were acquired and some production was re-started. Mill pricing for steel products stabilized in mid-2003 mainly because of the consolidation that occurred at the mill level that improved capacity and mill-pricing discipline. Beginning in late 2003, steel mills began to experience significant increases in their raw material costs due to shortages caused by increased global demand. In 2004 they instituted surcharges on top of base price increases and consistently implemented significant increases through most of 2004. Costs for aluminum and stainless steel products began to increase in the second half of 2003 and continued to increase steadily throughout 2004.

     Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we were able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals and that our relationships with our suppliers are very strong. We have worked closely with our suppliers in order to become an important customer for each major supplier of metals for our core product lines. In 2004, when carbon steel supply was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. However, if the significant increase in global steel usage and raw material shortages continue, along with supply constraints for aluminum and stainless steel, this may cause difficulties for metals service centers, including us, and their customers, in obtaining the volume of metal desired. In addition, mill consolidation has somewhat reduced the number of suppliers available to us.

Backlog

     Because of the just-in-time delivery policy, and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.

Products and Processing Services

     We provide a wide variety of processing services to meet each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. For orders other than those requiring extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our 2004 sales were comprised of the following approximate percentages:

•	12% carbon steel plate

•	10% carbon steel structurals

•	10% carbon steel tubing

•	9% stainless steel plate, sheet and coil

•	9% galvanized steel sheet and coil

•	8% heat-treated aluminum plate, sheet and coil

•	7% carbon steel bar

•	7% hot rolled steel sheet and coil

•	6% common alloy aluminum plate, sheet and coil

•	5% miscellaneous, including brass, copper and titanium

•	4% aluminum bar and tube

•	4% stainless steel bar and tube

•	4% cold rolled steel sheet and coil

•	4% toll processing of aluminum, carbon steel and stainless steel

•	1% electropolished stainless steel tubing and fittings

     We do not depend on any particular customer group or industry because we process a variety of metals. Because of this diversity of product type and material, we believe that we are less exposed to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We also are less dependent on particular suppliers.

     For our largest product type (sheet and coil), we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .015 and .25 inches thick, and rolled into 3- to 20-ton coils. The size and weight of these coils require specialized equipment to move and process the coils into smaller sizes and various products. Few of our customers have the capability of processing the metal into the desired products.

     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. About 50% of the orders specify delivery within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each purchased product to the fullest extent practicable.

     Few metals service centers offer the full scope of processing services and metals that we provide. In 2004, approximately 45% of our sales orders required us to perform processing services. Our primary processing services are described below:

•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close-tolerance square or rectangular shapes.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

•	Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment for all ultra high-purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

•	Fabricating includes performing second- and/or third-stage processing per customer specifications, typically to provide a part, casing or kit which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer-specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer-specified component part.

•	Oscillate slitting involves slitting the metal into specified widths and then oscillating the slit coil when it is wound. The oscillated coil winds the strip metal similar to the way fishing line is wound on a reel rather than standard ribbon winding. An oscillate coil can typically hold five to six times more coil than a standard coil, which allows customers to achieve longer production run times by reducing the number of equipment shut-downs to change coils.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Polishing changes the texture of the surface of the metal to specific finishes in accordance with customer specifications.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer-specified lengths, shapes or sizes.

•	Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate.

•	Shearing is the cutting of metal into small, precise pieces.

•	Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

•	Slitting involves cutting metal to specified widths along the length of the coil.

•	Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

•	Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

•	Welding is the joining of one or more pieces of metal.

•	Wheelabrating, shotblasting and bead-blasting involve pressure blasting metal grid into carbon steel products to remove rust and scale from the surface.

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

Marketing

     We have approximately 760 sales personnel located in 36 states, Belgium, France, South Korea and the United Kingdom that provide marketing services throughout each of those and nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. We consider those sales personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers our outside sales personnel. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

50.5%-Owned Company

     Beginning July 1, 1995, we owned 50% and had operational control of American Steel, L.L.C., a limited liability company. Effective May 1, 2002, we increased our ownership interest to 50.5% and amended the Operating Agreement to eliminate all super-majority and unanimous voting rights, among other things. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit agreement. In November 2003, we terminated the American Steel credit agreement and paid off the outstanding balance of approximately $20 million with borrowings from Reliance’s syndicated credit facility. American Steel operates metals service centers in Portland, Oregon, and Kent, Washington. American Industries, Inc. owns the other 49.5% of American Steel. We are entitled to purchase the remaining 49.5% of American Steel during the 90 days following the earlier of the death of the owner of American Industries or April 1, 2006, and are required to purchase the remaining 49.5% of American Steel if American Industries so elects during the 90 days following the earlier of the death of the owner of American Industries or January 1, 2006. From July 1, 1995 through April 30, 2002, we accounted for our 50% investment in American Steel by the equity method, and included 50% of American Steel’s earnings in our net income and earnings per share amounts. Beginning May 1, 2002, we consolidate American Steel’s financial results and record American Industries’ 49.5% ownership as minority interest.

Industry and Market Cycles

     We distribute metal products to our customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries our customers compete in are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. During the 2001 and 2002 years and until September 2003, all of the industries that we sell to experienced low demand levels due to the poor economic conditions in the U.S. Demand for our products improved beginning in September 2003 and the improvement continued through most of 2004 with a peak in the March period. Demand levels did decline somewhat in the 2004 fourth quarter, which we believe was due to normal seasonal patterns. Our results were significantly impacted by the economic downturn from 2001 through 2003, but reacted positively to the favorable pricing environment in 2004 resulting in record profitability. If the current pricing levels or somewhat improved demand ends, this could result in a negative impact to our financial results. However, if current pricing levels do not change significantly and demand improves, our financial results could be positively impacted.

     The semiconductor fabrication industry, aerospace industry and truck trailer and rail car industries have historically experienced cycles that may have an impact on our results. The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. After a substantial period of growth from 1993 to 1996, this industry experienced a significant slowdown from mid-1996 through mid-1999. In the second half of 1999, the semiconductor industry began to improve and provided strong demand throughout 2000. In early 2001, there was a sudden and significant decline in demand from the semiconductor and related industries. This demand continued to decline throughout 2001 and remained at these low levels during 2002 and 2003. In late 2003 we did experience slight improvement that increased throughout 2004. We believe that there is room for some further improvement in this market but expect a slower rate of growth in 2005 than we experienced in 2004.

     The aerospace industry experienced a substantial slowdown during 1999 and the first nine months of 2000 from its strong markets during 1997 and 1998. The slowdown in the aerospace industry that began in 1999 resulted primarily from decreased buying patterns of certain of the major aerospace companies due to overcapacity of existing commercial planes and lower demand for new planes. This trend continued into 2000 with an increase in demand experienced in the fourth quarter of 2000 that continued through 2001 until the tragic events of September 11th. Aerospace demand declined in the fourth quarter of 2001 and continued to decline further in each quarter of 2002. In 2003, demand remained fairly consistent with the low levels experienced in 2002 but in 2004 we experienced steady improvement throughout the year. We anticipate that aerospace demand will remain strong and continue to increase through 2005.

     The heavy truck, truck trailer and rail car industries experienced a substantial slowing in demand beginning in 2000 that continued through 2002, which materially impacted our operations in the Pacific Northwest. We did experience some improvement for short periods during 2003 and saw significant improvements in truck trailer demand throughout 2004 that we expect to continue into 2005.

     Fluctuations in the cost of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, during 2001, metals costs of most products reached their lowest levels experienced in over 20 years. This occurred due to overcapacity at the producer level in both domestic and foreign markets, along with the weak demand experienced in 2001. Due to the continued low demand, costs of most metals remained at or near the 2001 levels throughout 2002 and most of 2003. However, costs of carbon steel flat-rolled products increased significantly in the second half of 2002 due to supply constraints, as certain producers reduced capacity and because of government restrictions on foreign imports. These increased costs began to decline slightly near the end of 2002 and early 2003 because of the continued low end-user demand. In the second half of 2003, costs for carbon steel products again increased significantly and rapidly due to increased scrap, raw material and energy costs for steel producers. This trend continued through most of 2004, with pricing at all time highs. Increased global demand limited availability of many of these products in the U.S. allowing the significant increases in costs. During the fourth quarter of 2004, increased amounts of import material arrived in the U.S. putting some downward pressure on pricing for carbon steel products. Costs for aluminum and stainless steel products also increased in the second half of 2003 and throughout 2004 due to supply constraints and improved customer demand.

     We have historically been able to pass increases in metal costs on to our customers as costs typically increase due to strong demand. However, the carbon steel flat-rolled cost increases in 2002 occurred while demand for these products declined and although we were able to pass on most of these cost increases to our customers, we did experience some gross profit margin pressure. As carbon steel pricing stabilized and demand improved somewhat, we were able to increase our gross profit margin levels in the second half of 2003. In 2004, the supply limitations allowed us to pass through significant cost increases well in advance of our receipt of the higher cost material, which resulted in significantly higher gross profit margins in the 2004 second quarter. Our gross profit margins declined somewhat from that level in the second half of 2004, as the rate of price increases slowed and we received the higher cost material in our inventory. We cannot guarantee that the margin between our metal costs and selling prices will remain at the levels experienced during 2004, especially if demand does not improve and if domestic carbon steel costs decline due to increased availability or reduced global demand. If metals costs and related selling prices remain at current levels or increase, this should allow us to record increased revenue and gross profit dollars on a consistent volume basis.

Competition

     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than us. As reported in the May 2003 issue of Purchasing magazine, it is estimated that there were approximately 3,500 intermediate steel processors and metals service center facilities in North America in 2003. Industry magazines have identified us as the second largest metals service center company in North America (based upon 2003 revenue). According to the May 2004 issue of the magazine, the 2003 (most recent year available) revenues for the five largest North American metals service center companies ranged from $1.3 billion to $2.2 billion for total revenues of $8.7 billion, which represents approximately 15% of the estimated $58.35 billion of total revenue for the metals service center industry in 2003. Reliance’s 2003 sales of $1.9 billion represented approximately 3% of the estimated $58.35 billion industry total. We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, as many of our competitors were facing capital constraints.

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

     Nineteen divisions and six subsidiaries of Reliance, at a total of 31 facilities, have maintained ISO 9002 certifications and were recertified for ISO 9001-2000, but we have determined not to obtain the certification for any additional facilities at this time. As of December 15, 2003, ISO 9001-2002 replaced ISO 9002. The ISO 9001-2000 quality standard has added a matrix to record and review customer satisfaction and has reorganized the requirements for the quality standard from 20 elements to eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual, and that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that for the types of products and services which most of our facilities provide, very few of our customers require such certification and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allowed our facilities to improve their efficiency and the quality of products and services provided to our customers.

     In addition, our subsidiary Precision Strip, Inc. maintains ISO 9002 and QS-9000 certifications at its eight operations. Quality System Requirements QS-9000 (“QS-9000”) is the common quality standard for automotive suppliers and is based upon the 1994 edition of ISO 9001, with additional requirements specific to the automotive industry. The International Automotive Sector Group is an international ad hoc working group that monitors interpretation issues related to the standard.

Systems

     We have converted our Reliance divisions and certain of our subsidiaries from various software programs to the Stelplan™ manufacturing and distribution information system. Stelplan™ is a registered trademark of Invera, Inc. Stelplan™ is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan™ was developed specifically for the metals service center and processor industry. Stelplan™ also provides information in real time, such as inventory, availability, location and cost. With this information, our marketing and sales personnel can respond to our customers’ needs more efficiently and more effectively, and quickly provide product prices.

     Certain of our subsidiaries use other vendor or in-house developed systems to support their operation. The basic functionality of the software is similar to Stelplan™. A common financial reporting system is used company-wide.

Government Regulation

     Our metals service centers are subject to many federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. The only hazardous wastes that we use in our operations are lubricants and cleaning solvents. We frequently examine ways to minimize any impact on the environment and to effect cost savings relating to environmental compliance. We pay state-certified private companies to haul and dispose of our hazardous waste.

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

Employees

     As of December 31, 2004, we had approximately 5,400 employees. Approximately 738 employees are covered by collective bargaining agreements, which expire at various times over the next five years. We have entered into collective bargaining agreements with 22 union locals at 22 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. We had work stoppages at two of our locations in 2002 and one in 2003, but these were short-term and did not have a material impact on our operations at these locations. We have never experienced a significant work stoppage.

Available Information

     We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy information statements and other information regarding issuers, including our Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

     We also make available free of charge on or through our Internet website (http://www.rsac.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties.

     We maintain more than 100 metals service center processing and distribution facilities in 30 states, and in Belgium and South Korea, and sales offices in France, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven-day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Thirty-six of these facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California. Siskin leases a portion of its facilities in Chattanooga, Tennessee, and Liebovich leases a portion of its facilities in Rockford, Illinois. AMI Metals leases its corporate office space in Brentwood, Tennessee. Our international sales offices are also leased. The lease terms expire at various times through 2016 and the aggregate monthly rent amount is approximately $950,000. We own all other properties.

     In the first half of 2004, we relocated our Pacific Metal Company Portland location to a newly-built, state-of-the-art facility that we lease. We also relocated our recently opened PDM Steel Service Centers, Inc. Las Vegas location to a larger facility to better support its increased business in that area. During 2004 we purchased the Allegheny Steel Distributors, Inc. and the Engbar Pipe & Steel Co. facilities that were previously leased. We have begun the expansion of our AMI Metals Europe SPRL warehouse in Belgium and opened a sales office in France to meet our growing customer demand in Europe, and are in the process of purchasing land to construct a new, more efficient facility for Georgia Steel Supply Company (a division of Siskin Steel & Supply Company, Inc.). We expect to purchase land and build facilities to expand current operating capacity and efficiencies for other operations during 2005. Due to reduced customer demand, we vacated our leased Valex SARL distribution facility in France and now lease a sales office and stock material at a third-party warehouse. In early 2005, we sold our Chatham Steel Corporation facility in Jacksonville, Florida that closed its operations in mid-2002. A facility in Houston, Texas that was previously leased to a third party and about nine acres of vacant land in Tampa, Florida were sold in 2004. The following table sets forth certain information with respect to each facility.

FACILITIES AND PLANT SIZE

Location	Plant Size (Sq. ft.)
Alabama:
Birmingham
(Chatham)	110,000
(Phoenix Metals)	40,000
(Siskin)	107,000
Talladega (Precision)	184,000
Arizona:
Phoenix
(Bralco Metals)	46,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
California:
El Cajon (Tube Service)	18,000
Fontana (AMI)	103,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward (Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(Reliance Steel Company)	270,000	*
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Santa Clara
(PDM)	61,000
(Valex)	6,000	*
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	87,000
Vernon (United)	34,000	*
West Sacramento (American Metals)	108,000	*

Location	Plant Size (Sq. ft.)
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(Engbar)	36,000
(Olympic)	20,000	*
(Tube Service)	21,000	*
Florida:
Orlando (Chatham)	127,000
Tampa (Phoenix Metals)	83,000
Georgia:
Atlanta (Georgia Steel)	88,000
Norcross (Phoenix Metals)	170,000
Savannah (Chatham)	178,000
Idaho:
Boise (Pacific)	40,000	*
Illinois:
Franklin Park (Viking)	91,000	*
Peoria (Hagerty)	223,000
Rockford
(Liebovich)	452,000
(Liebovich Custom Fabricating)	30,000
Indiana:
Anderson (Precision)	152,000
Rockport (Precision)	55,000	*
Iowa:
Cedar Rapids (Liebovich/PDM)	52,000
Kansas:
Kansas City (Central Plains)	141,000
Wichita
(AMI)	40,000	*
(Bralco Metals)	45,000	*
(Central Plains)	87,000
Kentucky:
Bowling Green (Precision)	256,000	*
Louisiana:
Lafayette (A&S)	40,000	*
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	250,000
Michigan:
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis (Viking)	122,000	*
Missouri:
St. Louis (AMI)	46,000	*
Montana:
Billings (Pacific)	10,000	*
Nevada:
Las Vegas (PDM)	28,600	*
Sparks (PDM)	44,000
New Jersey:
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Reliance Metalcenter)	44,000
(Reliance Steel Company)	34,000
North Carolina:
Charlotte (Phoenix Metals)	41,000
Durham (Chatham)	110,000
Greensboro (Steel Bar)	43,000	*
Ohio:
Kenton (Precision)	393,000
Massillon (SSA)	27,000
Middletown (Precision)	458,000
Minster (Precision)	417,000
Tipp City (Precision)	291,000
Oregon:
Eugene (Pacific)	32,000
Medford (Pacific)	5,000	*

Location	Plant Size (Sq. ft.)
Portland
(American Steel)	255,000	*
(Pacific)	111,000	*
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
(Valex)	8,000	*

Pennsylvania:
Allentown (Valex)	8,000	*
Indianola (Allegheny)	53,000
Johnstown (Toma Metals)	73,000
South Carolina:
Columbia (Chatham)	110,000
Spartanburg (Siskin)	96,000
Tennessee:
Chattanooga (Siskin)	439,000
Morristown (East Tennessee)	33,000	*
Nashville (Siskin)	117,000
Spring Hill (Phoenix Metals)	66,000
Texas:
Arlington (Reliance Metalcenter)	107,000
Austin (Valex)	8,000	*
Fort Worth (AMI)	75,000	*
Garland (Bralco Metals)	45,000
Houston (Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(Reliance Metalcenter)	105,000
Spanish Fork (PDM)	42,000
Washington:
Auburn (AMI)	27,000	*
Kent
(American Steel)	146,000	*
(Bralco Metals)	24,000	*
Spokane (Pacific)	49,000
Tacoma (SSA)	26,000	*
Tukwila (Pacific)	76,000
Woodland (PDM)	130,000
International Sales and Distribution Centers
Gosselies, Belgium (AMI Europe)	40,000
Lyon, France (AMI Europe)	540	*
Saint Chamas, France (Valex)	2,100	*
International Manufacturing Facility
Seoul, South Korea (Valex Korea)	41,000

*	Leased. All other facilities owned.

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

	2004		2003
	High	Low	High	Low
First Quarter	$35.95	$27.39	$21.26	$13.48
Second Quarter	$40.32	$31.96	$21.25	$14.66
Third Quarter	$41.89	$36.33	$23.68	$19.73
Fourth Quarter	$41.90	$33.72	$35.00	$22.90

     As of March 1, 2005, there were 261 record holders of our common stock.

     We have paid quarterly cash dividends on our common stock for 45 years. In Feburary 2005 the regular quarterly dividend was increased 29% from $.07 to $.09 per share of common stock. This follows a 17% increase during the third quarter of 2004, when the quarterly dividend was increased from $.06 per share to $.07 per share. Our Board of Directors has increased the quarterly dividend rate on a periodic basis. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

     The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth and limit cash dividends based upon our earnings, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2004, we have paid between 5% and 25% of earnings to our shareholders as dividends. In 2003, our dividend payments represented 22% of our earnings due to the low earnings in 2003 as a result of the poor economic conditions. In 2004, our dividend payments represented 5% of earnings due to our record profitability.

     The following table sets forth certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/20/04	12/10/04	1/7/05	$.07 per share
7/14/04	8/6/04	8/27/04	$.07 per share
4/14/04	5/7/04	5/28/04	$.06 per share
2/18/04	3/12/04	4/2/04	$.06 per share
10/15/03	12/5/03	1/9/04	$.06 per share
7/16/03	8/1/03	8/22/03	$.06 per share
4/16/03	5/9/03	5/30/03	$.06 per share
2/18/03	3/10/03	3/31/03	$.06 per share

     Although we have not offered any securities for sale in the last three years, other than through a registered offering, we have issued restricted stock on exercise of stock options granted pursuant to the Directors’ Stock Option Plan, which was approved by shareholders. Proceeds from the exercise of these options were used for working capital. Shares of our common stock was issued only to directors in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Exercise Price	Date of Exercise
7,500	$17.11	6/3/04
15,000	$18.83	3/11/04
15,000	$18.83	3/3/04
9,000	$18.83	1/29/04
15,000	$18.83	1/6/04
7,500	$18.58	1/6/04
13,500	$18.83	8/25/03
15,000	$18.83	7/30/03
7,500	$18.04	7/30/03

     Restricted shares of common stock were also issued under the Key-Man Incentive Plan, which was approved by the shareholders. There were no proceeds received from the restricted stock granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees in the following transactions exempt from registration under sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
7,295	$32.29	3/1/04
14,410	$15.15	3/7/03

Item 6. Selected Financial Data.

     We have derived the following selected summary financial and operating data for the five years ended December 31, 2004 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$2,943,034	$1,882,933	$1,745,005	$1,656,974	$1,726,665
Cost of sales	2,110,848	1,372,310	1,268,251	1,194,512	1,256,997

Gross profit	832,186	510,623	476,754	462,462	469,668
Operating expenses (2)	525,306	430,493	406,479	371,006	339,319

Operating profit	306,880	80,130	70,275	91,456	130,349
Other income (expense):
Interest expense	(28,690)	(26,745)	(22,605)	(26,738)	(26,068)
Other income, net	4,168	2,837	3,266	3,796	3,410
Amortization expense (3)	(3,208)	(2,304)	(1,355)	(8,641)	(7,411)
Equity earnings of 50%-owned company	—	—	263	286	2,307
Minority interest	(9,182)	938	(124)	—	—

Income before income taxes	269,968	54,856	49,720	60,159	102,587
Provision for income taxes	(100,240)	(20,846)	(19,553)	(23,823)	(40,268)

Net income	$169,728	$34,010	$30,167	$36,336	$62,319

Earnings per Share:
Income from continuing operations – diluted	$5.19	$1.07	$.95	$1.28	$2.28
Income from continuing operations – basic	$5.23	$1.07	$.95	$1.28	$2.29
Weighted average common shares outstanding – diluted	32,675	31,866	31,799	28,470	27,289
Weighted average common shares outstanding – basic	32,480	31,853	31,687	28,336	27,215

Other Data:
EBITDA (4)	$343,285	$118,471	$100,871	$119,234	$156,747
Cash flow from operations	121,768	107,820	90,638	104,038	25,803
Capital expenditures	35,982	20,909	18,658	24,539	30,379
Cash dividends per share	.26	.24	.24	.24	.22

Balance Sheet Data (December 31):
Working capital	$444,449	$341,762	$390,201	$379,669	$347,659
Total assets	1,563,331	1,369,424	1,139,758	1,082,502	997,243
Long-term debt	380,850	469,250	344,080	331,975	421,825
Shareholders’ equity	822,552	647,619	610,435	583,561	403,039

(1)	Does not include financial results of American Steel, L.L.C. for the years ended December 31, 2000 and 2001 and the period January 1, 2002 to April 30, 2002 because we accounted for our 50% investment by the equity method, and therefore we excluded 50% of American Steel’s earnings in our net income and earnings per share amounts. Effective May 1, 2002 we began consolidating American Steel’s financial results due to an amendment to the Operating Agreement, which gave us 50.5% of the ownership units and eliminated all super-majority and unanimous voting rights, among other changes.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3)	Amortization expense included the amortization expense related to goodwill in the years ended December 31, 2000 and 2001.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense and amortization of intangibles (including goodwill). We believe that EBITDA is commonly used as a measure of performance for companies in our industry an is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt while providing useful information. EBITDA should not be considered in isolation or as a substitute for consolidated statements of income and cash flows data prepared in accordance with accounting principles generally accepted in the United States and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

	2004	2003	2002	2001	2000
Reconciliation of EBIT and EBITDA:
Income before provision for income taxes	$269,968	$54,856	$49,720	$60,159	$102,587
Interest expense	28,690	26,745	22,605	26,738	26,068

EBIT	298,658	81,601	72,325	86,897	128,655

Depreciation expense	41,419	34,566	27,191	23,696	20,681
Amortization expense	3,208	2,304	1,355	8,641	7,411

EBITDA	$343,285	$118,471	$100,871	$119,234	$156,747

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The 2004 year was unlike any other that we have seen for the metals service center industry. We experienced unprecedented high prices for most carbon steel products, along with higher prices for stainless steel and aluminum products, coupled with improved demand from our customers. This environment allowed Reliance and many other metals service center companies to generate record financial results.

     Demand for most of our products improved modestly in 2004 from 2003 levels. Customer demand was at low levels for most products that we sell from 2001 through 2003 primarily related to the economic downturn experienced in the United States during that period. In 2004 there was a significant increase in global demand that impacted supply levels in the United States; however, we believe that domestic demand is still well below peak levels for most of our products. Aerospace is the one area where demand increased consistently during 2004, and we expect it to continue through 2005. We expect modest increases, if any, in demand for other products in 2005.

     Pricing for carbon steel products increased significantly and rapidly in 2004, especially in the first half of the year. This resulted mainly from supply limitations due to shortages of raw materials at the mill level because of increased global demand for these raw materials, due to lower domestic capacity as some mill capacity was shut down during 2002 and 2003, and due to reduced quantities of import material entering the United States because of higher pricing levels in other parts of the world, especially China. Aluminum and stainless steel costs increased consistently during most of 2004 due to improved demand and some supply limitations. Aluminum products used by the aerospace industry are in tight supply and prices for these products are expected to continue to increase into 2005. Because of the improved demand in 2004, we were typically able to increase our selling prices for most products at a rate equal to or above our cost increases. Because of the reduced supply of carbon steel products, in the first half of the year we were able to increase our selling prices for these products prior to receiving the higher cost metal into our inventory. These significant increases resulted in higher gross profit margins than we have experienced in recent years.

     Although we are extremely proud of our record 2004 financial results, we are also proud of our ability to consistently generate profitable returns even during the poor economic environment experienced from 2001 through 2003. In addition to profitability, we focus on working capital management which allows us to generate cash flow to further expand and strengthen our business and reduce debt during most environments. Although we did not complete any acquisitions in 2004, we continued to evaluate opportunities that would allow us to improve our profitability. We reviewed acquisition opportunities, but did not complete any as we continued to apply our strict criteria. We also identified opportunities to expand our existing operations and took actions to allow for this profitable future growth. In 2003 we completed our largest acquisition to-date that has contributed significantly to our financial results; however, this acquisition required us to increase our leverage and to provide security under our credit agreements. As a result of our strong earnings and resulting cash flow in 2004, we have reduced our leverage to a level that will allow this security interest to be released in the first quarter of 2005.

     We believe that the steps that we took during the difficult years of 2001 through 2003 positioned us to take full advantage of the improved economic conditions we experienced in 2004. However, as evidenced by our performance during the difficult years, we take the necessary actions to allow us to operate efficiently and profitably even in less favorable economies. We believe this is because of our focus on cost controls and inventory turnover and our product, customer and geographic diversification. In the fourth quarter of 2004 we experienced some softening of carbon steel prices that we believe was due to the normal seasonal slowdown along with higher inventory levels at many of our competitors. This caused our gross margin levels to reduce somewhat. However, we believe that the current pricing levels for carbon steel products makes for a very attractive operating environment. Our product and geographic diversification should benefit us in 2005, as we expect demand and pricing for certain aluminum and stainless steel products to continue to increase above 2004 levels. We are optimistic about business conditions in 2005, and while we do not expect the benefit of rapidly accelerating prices as we experienced in 2004, we do expect 2005 to be a strong year for Reliance when compared to all years except 2004, although we cannot provide any assurance that it will be. Significant declines in demand or pricing for our products could reduce our gross margins. Also, if we cannot obtain a sufficient supply of metals for our customers in 2005, or if domestic availability of our products increases significantly in 2005, this could negatively impact our 2005 financial results, especially as compared to our 2004 results.

     Customer demand can have a significant impact on our results of operations. When volume increases, our revenue dollars increase, which contributes to increased gross profit dollars. Variable costs may also increase with volume including increases in our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars which can reduce our gross profit dollars. We can reduce certain variable expenses when volumes decline, but we cannot easily reduce our fixed costs.

     Pricing for our products can have a more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increases. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pre-tax income dollars. Conversely, if pricing declines, we will typically generate lower levels of gross profits and pre-tax income dollars. Because changes in pricing do not require us to adjust our expense structure, the impact on our results of operations is much greater than the effect of volume changes.

     Also, when volume or pricing increases, our working capital requirements typically increase, which may require us to increase our outstanding debt. This could increase our interest expense. When our customer demand falls, we can typically generate strong levels of cash flow from operations as our working capital needs decrease.

Recent Developments

     We continue to evaluate acquisition opportunities and expect to continue to grow our business in part through acquisitions. Although we did not complete any acquisitions in 2004, we did expand certain of our existing operations. We relocated two operations into larger and more efficient facilities and we added processing equipment in certain facilities to expand or enhance their processing services. In 2003 we completed our largest acquisition to-date. Through that transaction, we entered into new geographic markets in Indiana and Kentucky, strengthened our presence in the Midwest region of the United States, and expanded our service offerings. The acquisition made in 2003 of a metals processor did not result in a new segment.

     On July 1, 2003, we purchased all of the outstanding stock of Precision Strip, Inc. and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220 million in cash, plus the assumption of approximately $26 million of debt. In 2004, we made an additional payment of $16 million to the Precision Strip sellers to reimburse them for increased income taxes related to a tax election that we made. Precision Strip is a privately-held metals processing company founded in 1977 whose processing activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metal for a fee without taking ownership of the metal. Precision Strip’s revenues for the twelve months ended December 31, 2004 were $132 million. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Based on the volume of metal processed, we estimate that Precision Strip processed more than $2.5 billion of metal in 2004.

Results of Operations

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2004 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2004		2003		2002
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,943,034	100.0%	$1,882,933	100.0%	$1,745,005	100.0%

Gross profit	832,186	28.3	510,623	27.1	476,754	27.3

S,G&A expenses	483,887	16.4	395,927	21.0	379,288	21.7

Depreciation expense	41,419	1.4	34,566	1.8	27,191	1.6

Operating profit (1)	$306,880	10.4%	$80,130	4.3%	$70,275	4.0%

(1)	Excludes other income, amortization expense, equity in earnings of 50%–owned company, minority interest, interest expense and income tax expense.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Sales. Our 2004 consolidated net sales were a record $2.94 billion, an increase of 56.3%, compared to $1.88 billion in 2003. This increase includes the additional sales from Precision Strip that we acquired in July 2003. Our increased sales include an increase in our tons sold of 4.3% and an increase in the average selling price per ton sold of 47.6% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). The increase in our tons sold is mainly due to somewhat improved customer demand in all markets in 2004 as compared to 2003 levels. We began to experience higher sales volumes in September 2003 that continued through the first nine months of 2004. This included a peak in the March 2004 period, which we believe was due in part to increased buying by our customers to beat announced mill price increases. In the fourth quarter of 2004, we experienced a slight slowdown from earlier in the year, which we believe was mainly due to the typical seasonal slowdown during this period.

     The increase in our average selling price per ton sold of 47.6% resulted mainly from significant increases in our costs of carbon steel products along with limited supply during most of 2004. Carbon steel costs increased significantly in the first nine months of 2004, with the most rapid and pronounced increases in the first half of the year. Supply was limited due to raw material shortages at the mill level resulting from increased global demand, especially China, and reduced domestic capacity. This resulted in increased costs from the mills and an environment that allowed us to pass through our increased costs to our customers. In some cases, we were able to pass through the significant cost increases before we received the higher cost metal in our inventory. Carbon steel costs are still at high levels, however we did experience some softening of carbon steel prices in the fourth quarter of 2004. Our prices for aluminum and stainless steel products increased consistently during most of 2004 due to reduced supply and improved customer demand, especially for aerospace products.

     Gross Profit. Our total gross profit of $832.2 million increased 63.0% from 2003 mainly because of the increased pricing levels of our products in 2004. Our gross profit as a percentage of sales was 28.3% in 2004, up from 27.1% in 2003. The improvement in our gross profit percentage resulted from the improved business conditions discussed above that allowed us to pass through our cost increases to our customers, especially in the first half of 2004 when we were able to increase our selling prices before we received the higher cost metal in our inventory. Due to the increased cost of our metals, our 2004 cost of sales includes $110.8 million of LIFO expense, compared to $0.9 million of LIFO expense in 2003. LIFO expense reduces our gross profit.

     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2004 increased $88.0 million, or 22.2% from 2003. This increase includes a full year of S,G&A expenses of Precision Strip, along with increased expenses to support our higher sales levels, including higher incentives and bonuses due to the record profit levels achieved at many of our operations. Our S,G&A expenses represented 16.4% of sales in 2004, down from 21.0% in 2003. The improvement as a percentage of sales was mainly because of the significant increases in our average selling price per ton sold, which did not require us to change our expense structure.

     Depreciation expense increased $6.9 million in 2004 over 2003 mainly because of the additional expense related to Precision Strip.

     Operating Profit. Operating profit, calculated as gross profit less S,G&A expenses and depreciation expense, was $306.9 million in 2004, resulting in an operating profit margin of 10.4%, compared to 2003 operating profit of $80.1 million and an operating profit margin of 4.3%. The significant improvement occurred because of the improved business conditions, especially the favorable pricing, discussed above.

     Other Income and Expense. Interest expense was $28.7 million in 2004 compared to $26.7 million in 2003. The increase was mainly due to increased borrowing levels to fund our increased working capital needs in 2004 and to fund the acquisition of Precision Strip on July 1, 2003. Although variable interest rates increased in 2004, we were able to offset the effect of this as the pricing on our borrowings declined due to our improved profitability.

     Minority interest expense increased in 2004 compared to 2003 mainly due to the improved operating performance at our 50.5%-owned company, American Steel, L.L.C., that sells primarily carbon steel plate products. Minority interest also includes expense related to Valex Korea during the first seven months of 2004 that is attributable to our 30.5% partner. In July 2004 we purchased the remaining interest in Valex Korea from our partner. Valex Korea’s performance benefited from a strong Asian market for semiconductor products in 2004.

     Income Tax Rate. Our effective income tax rate was 37.1% in 2004, down from 38.0% in 2003, mainly due to shifts in the geographic composition of our 2004 income, lower income tax rates from our foreign operations that were profitable in 2004 and benefits from state and city income tax credits.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Sales. Our 2003 consolidated net sales were $1.88 billion, an increase of 7.9%, compared to $1.75 billion in 2002. This increase includes the additional sales from the companies we acquired in 2002 and 2003. Our tons sold decreased 1.1% and our average selling price per ton sold increased 5.7% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). The decrease in our tons sold is mainly due to reduced customer demand in all markets through the first eight months of 2003. Our sales volumes continued at the low levels experienced in the second half of 2002 until September 2003, when we began to experience some improvement in demand across most product and customer markets. This improvement continued through the remainder of 2003.

     The increase in our average selling price per ton sold of 5.7% resulted mainly from costs of carbon steel flat-rolled products increasing in the second half of 2002 due to supply constraints resulting from the temporary closure of a few mills and due to tariffs placed on imports. These prices remained high in early 2003 and then declined somewhat until late in the third quarter of 2003 when carbon steel costs began to increase due to a shortage of scrap and other raw materials and high energy costs for the producers. The scrap shortage is a result of the increase in global steel demand, especially in China. The costs for carbon steel continued to increase very rapidly in the fourth quarter of 2003, and we increased our selling prices accordingly. We also increased our prices for aluminum and stainless steel products due to reduced supply and improved customer demand that resulted in increased costs in the second half of 2003.

     Our same-store sales (excludes sales of businesses we acquired in 2003 and 2002) increased $10.1 million, or 0.6%, with year 2003 tons sold declining 3.8% as compared to 2002, and the average selling price per ton sold increasing by 3.8%. These changes were due to the factors discussed above.

     Gross Profit. Our total gross profit of $510.6 million increased 7.1% from 2002 mainly because of our increase in sales due to our 2003 and 2002 acquisitions and due to our increased selling prices. Our gross profit as a percentage of sales was 27.1% in 2003 compared to 27.3% in 2002. The decline in our gross profit margin occurred primarily due to competitive pressures resulting from low levels of customer demand in the first half of 2003 when we reduced our selling prices at a more rapid rate than our material costs were declining. This resulted in lower gross profit margins. Beginning in September 2003, we experienced improved customer demand that allowed us to increase our selling prices and expand our gross profit margins.

     Expenses. Our 2003 S,G&A expenses increased $16.6 million, or 4.4%, from 2002. This increase includes the S,G&A expenses of the company we acquired in 2003 plus a full year of expenses for our 2002 acquisitions. We were able to reduce our same-store S,G&A expenses by $3.2 million in 2003 as compared to 2002. These expenses represented 21.0% and 21.7% of sales in 2003 and 2002, respectively. The improvement as a percentage of sales resulted from our continued focus on expense reduction and an increase in our average selling price per ton sold.

     Depreciation expense increased $7.4 million for 2003 compared to 2002 because of the inclusion of depreciation expense related to the companies we acquired in 2003 and 2002.

     Operating Profit. Operating profit increased $9.9 million, or 14.0%, in 2003 compared to 2002. This occurred mainly due to the operating profit from our 2003 acquisition.

     Other Income and Expense. Interest expense of $26.7 million increased by 18.3% in 2003 compared to 2002, due to increased borrowing levels to fund our acquisition of Precision Strip for $220 million plus the assumption of approximately $26 million of outstanding debt on July 1, 2003.

     Because of our increased ownership interest in American Steel, we began to consolidate its results beginning May 1, 2002. Prior to that date, we accounted for our investment using the equity method. On our income statement, the 2002 equity in earnings of 50%-owned company represents our 50% of American Steel’s net income from January 1 through April 30th. The minority interest amount represents 49.5% of American Steel’s net income or loss beginning May 1, 2002 for the portion that we do not own. Minority interest also includes the net income or loss from the 30.5% interest in Valex Korea Co,. Ltd. and the 3% interest in Valex Corp. that we do not own. American Steel incurred a loss in 2003 due to the continued depressed economic conditions in the northwest region of the United States, including the loss of certain large carbon steel customers in that area over the past few years.

     Income Tax Rate. Our effective income tax rate decreased from 39.3% in 2002 to 38.0% in 2003, mainly due to shifts in the geographic composition of our 2003 income, and due to the resolution of open tax issues.

Liquidity and Capital Resources

     At December 31, 2004, our working capital was $444.4 million, up from $341.8 million at December 31, 2003. The increase was primarily due to an increase in our accounts receivable of $108.2 million and an increase in our inventory of $61.7 million resulting from our improved sales levels, offset by an increase in our accounts payable and accrued expenses of $67.7 million due to our increased costs of inventory. Our current debt maturities also increased by $24.0 million at December 31, 2004 over the prior year end. To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. Although the amount of our accounts receivable increased significantly in 2004 due to the higher pricing levels, our accounts receivable days sales outstanding rate at December 31, 2004 was 41 days, improved from our December 31, 2003 rate of 44 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate improved to about 5.1 times in 2004 from about 4.7 times in 2003. The increase in our accounts payable balance was mainly due to the increased costs for the metals we purchased in 2004. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.

     Our primary sources of liquidity are generally from our internally generated funds from operations and our revolving line of credit. Our operations provided cash of $121.8 million in 2004 compared to $107.8 million in 2003. Although our working capital needs increased in 2004, our strong earnings and effective working capital management provided cash flow from operations. The cash generated from operations in 2004 was also used to fund our capital expenditures, to pay an additional amount due for the reimbursement of the tax differential for our election of Section 338(h)(10) treatment related to our 2003 acquisition and to pay down debt.

     During 2004, we made net debt repayments of $64.4 million, including payment of $22.0 million of private placement notes upon their maturity. This resulted in a net debt-to-capital ratio of 33.6% at December 31, 2004 compared to 43.1% at December 31, 2003. Our debt-to-EBITDA ratio, calculated as defined by our syndicated credit facility, decreased to 1.3 at December 31, 2004 from 3.6 at December 31, 2003.

     Our syndicated credit facility allows for $335 million in borrowings. As of December 31, 2004, $30 million was outstanding under this credit facility. The $335 million five-year secured syndicated credit facility, as amended effective December 6, 2004, is with 10 banks and may be increased to $400 million. At December 31, 2004, we had $15.9 million of letters of credit outstanding under our syndicated credit facility. On January 2, 2005 (date of maturity), we paid off $23.0 million of private placement notes with borrowings on our syndicated credit facility.

     At December 31, 2004, we had outstanding with insurance companies senior secured notes in the aggregate amount of $393.0 million. These privately placed senior notes have maturity dates ranging from 2005 to 2013, and bear interest at an average rate of 6.2% per annum. In 2005, $46.0 million of these notes mature, including the $23.0 million note paid off in January 2005, and we expect to pay these amounts with cash generated from operations or borrowings on our syndicated credit facility.

     The syndicated credit facility and senior note agreements were amended effective July 1, 2003 to provide, among other things, for our Company to grant a security interest in certain personal property to the lenders named therein. The security interest was structured to terminate automatically when we meet certain conditions, including a required leverage ratio. As of December 31, 2004, we have satisfied the conditions for the security interest to be released and expect this to occur in the first quarter of 2005. The syndicated credit facility and senior note agreements, as amended, also require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio, and include restrictions on the amount of cash dividends we may pay. In December 2004 we amended our syndicated credit facility to increase the maximum amount of cash dividends that we could pay to our shareholders during the last six months of 2004.

     Our net capital expenditures, excluding acquisitions, were $36.0 million for the 2004 year. We had no material commitments for capital expenditures or capital leases as of December 31, 2004. Our 2005 capital expenditures are currently budgeted at $57 million. Historically, our actual capital expenditures have been less than our budgeted amount. Any capital expenditure commitments that existed at December 31, 2004 are included in the below table of contractual obligations. Our operating lease commitments are discussed in Note 11 of the Notes to Consolidated Financial Statements. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.

     We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs for the foreseeable future. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit. However, the acquisition of a significant company may require that we raise additional capital beyond our currently available instruments.

     The following table summarizes our contractual cash obligations as of December 31, 2004. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Year
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations(1)	$427,250	$46,400	$99,875	$66,275	$214,700
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	60,829	17,094	24,129	11,640	7,966
Purchase Obligations (2)	24,711	7,096	17,523	92	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	18,060	4,579	2,355	2,608	8,518

Total	$530,850	$75,169	$143,882	$80,615	$231,184

(1) Amounts include principal payments only. See Note 6 of the Consolidated Financial Statements for information regarding interest rates and payment dates.

(2) Includes capital expenditure items committed to as of December 31, 2004, including a lease buy out option at fair market value. The fair market value has been estimated at $4.5 million based upon market comparisons. Includes non-cancelable purchase or service contracts with a term of one year or greater that existed at December 31, 2004. The majority of our material purchases are completed within 30 to 120 days and therefore are not included in this table. Also includes the amount of the put option to purchase the remaining 49.5% interest in American Steel, L.L.C., per the terms of the Operating Agreement.

(3) Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next ten years. These amounts are limited to the information provided by our actuaries.

     Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on our Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of goods and services are not included in the table above.

     The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

     On August 31, 1998, our Board of Directors amended our Stock Repurchase Plan and approved the purchase of up to an additional 3,750,000 shares of our outstanding common stock through this plan, for a total of 6,000,000 shares. Since inception of the Stock Repurchase Plan, we have purchased a total of 5,538,275 shares of our common stock, at an average purchase price of $14.94 per share, as of December 31, 2004, all of which are being treated as authorized but unissued shares. In 2004 and 2003, we did not repurchase any shares of our common stock. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

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

Goodwill

     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $341.8 million at December 31, 2004, or approximately 21.9% of total assets or 41.6% of consolidated shareholders’ equity. Under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We have performed tests of goodwill as of November 1, 2003 and 2004, and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.

Critical Accounting Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to accounts receivable, inventories, income taxes, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting estimates, as discussed with our Audit Committee, affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See Note 1 of the Notes to Consolidated Financial Statements for our Summary of Significant Accounting Policies.) There have been no material changes made to the critical accounting estimates during the periods presented in the Consolidated Financial Statements. We also have other policies that we consider key accounting policies, such as for revenue recognition, however these policies do not require us to make subjective estimates or judgments.

Accounts Receivable

We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable based on an evaluation of specific potential customer risks. Assessments are based on legal issues (bankruptcy status), our past collection history, current financial and credit agency reports, and the experience of our credit personnel. Accounts which we determine to be uncollectible are reserved for or written off in the period in which the determination is made. Additional reserves are maintained based on our historical and estimated future bad debt experience. If the financial condition of our customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, we might be required to increase our allowance for doubtful accounts.

Inventories

We maintain allowances for estimated obsolescence or unmarketable inventory to reflect the difference between the cost of inventory and the estimated market value based on an evaluation of slow moving products and current replacement costs. If actual market conditions are less favorable than those anticipated by management, additional allowances may be required.

Income Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

For information regarding our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions including those that may result from the American Jobs Creation Act of 2004, and the resolution of issues arising from tax audits with various tax authorities.

Goodwill and Intangible Assets

In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We have performed impairment testing in accordance with SFAS No. 142. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. We estimate the reporting unit’s fair value based on a discounted future cash flow approach that requires us to estimate income from operations based on historical results and discount rates based on a weighted average cost of capital of comparable companies. A key assumption made is that, in general, our revenues will grow at 3% to 5% per year, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. Additionally, we are exposed to market risk primarily related to our fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect the market value of our fixed-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Based on our debt, we do not consider the exposure to interest rate risk to be material. Our fixed-rate debt obligations are not callable until maturity.

Item 8. Financial Statements and Supplementary Data.

RELIANCE STEEL & ALUMINUM CO.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

     All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Reliance Steel & Aluminum Co.

     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2005

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,659	$2,166
Accounts receivable, less allowance for doubtful accounts of $8,699 and $4,716 at December 31, 2004 and 2003, respectively	329,991	221,793
Inventories	349,779	288,080
Prepaid expenses and other current assets	17,216	14,593
Deferred income taxes	24,584	17,954

Total current assets	733,229	544,586
Property, plant and equipment, at cost:
Land	57,982	57,077
Buildings	261,228	256,708
Machinery and equipment	370,229	349,933
Accumulated depreciation	(230,626)	(196,847)

	458,813	466,871

Goodwill	341,780	325,305
Other assets (including intangibles not subject to amortization)	29,509	32,662

Total assets	$1,563,331	$1,369,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$140,323	$98,438
Accrued expenses	17,561	17,539
Accrued compensation and retirement costs	64,061	41,288
Accrued insurance costs	20,297	17,134
Deferred income taxes	138	6,025
Current maturities of long-term debt	46,400	22,400

Total current liabilities	288,780	202,824
Long-term debt	380,850	469,250
Deferred income taxes	55,613	40,349
Minority interest	15,536	9,382
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 32,669,967 and 32,225,872 at December 31, 2004 and 2003, respectively, stated capital	313,953	303,587
Retained earnings	508,147	344,962
Accumulated other comprehensive income (loss)	452	(930)

Total shareholders’ equity	822,552	647,619

Total liabilities and shareholders’ equity	$1,563,331	$1,369,424

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$2,943,034	$1,882,933	$1,745,005
Other income, net	4,168	2,837	3,266

	2,947,202	1,885,770	1,748,271

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,110,848	1,372,310	1,268,251
Warehouse, delivery, selling, general and administrative	483,887	395,927	379,288
Depreciation and amortization	44,627	36,870	28,546
Interest	28,690	26,745	22,605

	2,668,052	1,831,852	1,698,690

Income before equity in earnings of 50%- owned company, minority interest and income taxes	279,150	53,918	49,581
Equity in earnings of 50%-owned company	—	—	263
Minority interest	(9,182)	938	(124)

Inocme from continuing operations before income taxes	269,968	54,856	49,720
Provision for income taxes	100,240	20,846	19,553

Net income	$169,728	$34,010	$30,167

Earnings per share:
Income from continuing operations – diluted	$5.19	$1.07	$.95

Weighted average shares outstanding – diluted	32,675,379	31,866,334	31,798,801

Income from continuing operations – basic	$5.23	$1.07	$.95

Weighted average shares outstanding – basic	32,480,101	31,852,842	31,687,161

Cash dividends per share	$.26	$.24	$.24

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2002	31,572,601	$290,798	$294,091	$(1,328)	$583,561
Net income for the year	—	—	30,167	—	30,167
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	538	538
Unrealized loss on investments	—	—	—	(195)	(195)
Minimum pension liability	—	—	—	(272)	(272)

Comprehensive income					30,238
Stock options exercised	170,600	3,470	536	—	4,006
Stock issued under incentive bonus plan	8,886	235	—	—	235
Cash dividends — $.24 per share	—	—	(7,605)	—	(7,605)

Balance at December 31, 2002	31,752,087	294,503	317,189	(1,257)	610,435
Net income for the year	—	—	34,010	—	34,010
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	491	491
Unrealized gain on investments	—	—	—	212	212
Minimum pension liability	—	—	—	(376)	(376)

Comprehensive income					34,337
Stock options exercised	459,375	8,866	1,406	—	10,272
Stock issued under incentive bonus plan	14,410	218	—	—	218
Cash dividends — $.24 per share	—	—	(7,643)	—	(7,643)

Balance at December 31, 2003	32,225,872	303,587	344,962	(930)	647,619
Net income for the year	—	—	169,728	—	169,728
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,476	1,476
Unrealized loss on investments	—	—	—	(166)	(166)
Minimum pension liability	—	—	—	72	72

Comprehensive income					171,110
Stock options exercised	436,800	10,130	1,905	—	12,035
Stock issued under incentive bonus plan	7,295	236	—	—	236
Cash dividends — $.26 per share	—	—	(8,448)	—	(8,448)

Balance at December 31, 2004	32,669,967	$313,953	$508,147	$452	$822,552

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$169,728	$34,010	$30,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,627	36,870	28,546
Deferred taxes	2,726	8,120	3,577
Gain on sales of property and equipment	(660)	(701)	(784)
Equity in earnings of 50%-owned company	—	—	(263)
Minority interest	9,182	(938)	124
Tax benefit of stock options exercised	1,905	1,406	536
Changes in operating assets and liabilities:
Accounts receivable	(108,198)	(11,641)	(5,951)
Inventories	(61,699)	19,995	30,150
Prepaid expenses and other assets	(3,584)	(4,517)	(3,342)
Accounts payable and accrued expenses	67,741	25,216	7,878

Net cash provided by operating activities	121,768	107,820	90,638

Investing activities:
Purchases of property, plant and equipment, net	(35,982)	(20,909)	(18,658)
Proceeds from sales of property and equipment	3,281	3,020	3,298
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(245,850)	(53,321)
Purchase of minority interest in foreign subsidiary	(473)	—	—
Tax reimbursements made related to prior acquisition	(16,475)	—	—
Dividends received from 50%-owned company	—	—	444

Net cash used in investing activities	(49,649)	(263,739)	(68,237)

Financing activities:
Proceeds from borrowings	209,000	299,785	104,115
Principal payments on long-term debt and short-term borrowings	(273,400)	(152,540)	(121,755)
Payments to minority shareholders	(1,709)	(378)	(2,252)
Dividends paid	(8,448)	(7,643)	(7,605)
Issuance of common stock	236	218	235
Exercise of stock options	10,130	8,866	3,470

Net cash (used in) provided by financing activities	(64,191)	148,308	(23,792)
Effect of exchange rate changes on cash	1,565	472	765

Increase (decrease) in cash and cash equivalents	9,493	(7,139)	(626)
Cash and cash equivalents at beginning of year	2,166	9,305	9,931

Cash and cash equivalents at end of year	$11,659	$2,166	$9,305

Supplemental cash flow information:
Interest paid during the period	$28,525	$23,391	$22,116
Income taxes paid during the period	$100,589	$10,346	$20,101

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, American Steel, L.L.C. (50.5%-owned), AMI Metals, Inc., CCC Steel, Inc., Central Plains Steel Co., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Liebovich Bros., Inc., Lusk Metals, Pacific Metal Company, PDM Steel Service Centers, Inc., Phoenix Corporation, Precision Strip, Inc., RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned) and Viking Materials, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance, other than American Steel, L.L.C., are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. Through April 30, 2002, the Company accounted for its 50% investment in American Steel, L.L.C. on the equity method of accounting; however, since May 1, 2002, when the Company’s ownership interest increased to 50.5%, the Company has consolidated the financial results of American Steel, L.L.C. During 2004, Valex Corp. purchased an additional interest in Valex Korea Co., Ltd. from their former minority partner and accounts for their now 99% investment in Valex Korea on a consolidated basis. Through July 2004, Valex Corp. reported the 30.5% interest owned by its former partner as minority interest. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Business

     In 2004, the Company operated a metals service center network of more than 100 locations (including American Steel, L.L.C.) in 30 states, Belgium, France and South Korea which provided value-added metals processing services and distributed a full line of more than 90,000 metal products.

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

Accounts Receivable and Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company’s products are sold. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectibility is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and estimated future bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.

Inventory

     A significant portion of our inventory is valued using the last-in, first-out (LIFO) method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Fair Values of Financial Instruments

     Fair values of cash and cash equivalents, trade accounts receivable and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution. At times, cash balances held at financial institutions were in excess of federally-insured limits.

Long-Lived Assets

     In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill which is deemed to have an indefinite life but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Indefinite-lived intangible assets are not subject to amortization.

     For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. As of November 1, 2004 and 2003, the dates of our annual impairment testing, the Company identified 38 and 40 reporting units, respectively. Each reporting unit constitutes a business under the definition provided by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business. The Company assigns goodwill at the business unit/reporting unit level at the time of acquisition, where applicable, as each business unit operates independently from the other business units and is evaluated at the business unit level for financial performance.

     The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year five of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. An annual assessment was performed and the Company determined that no impairment existed at November 1, 2004 or November 1, 2003.

     Property, plant and equipment is recorded at cost and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3-20 years

     The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2004 or 2003.

Revenue Recognition

     The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer,

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

typically upon delivery, or at the time services are performed. Shipping and handling charges are included as revenue in net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third-party carriers are not material and are typically included in cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2004, 2003 and 2002, shipping and handling costs included in “warehouse, delivery, selling, general and administrative expenses” were approximately $71,615,000, $64,038,000 and $60,192,000, respectively.

Segment Information

     The Company has one reportable business segment – metals service centers. The acquisition made during 2003 did not result in new segments.

     Although a variety of products or services are sold at each of the Company’s various locations, in total, sales were comprised of 59% carbon steel, 18% aluminum, 14% stainless steel, 4% toll processing and 5% other products in 2004; 54% carbon steel, 24% aluminum, 14% stainless steel, 3% toll processing and 5% other products in 2003; and 59% carbon steel, 22% aluminum, 15% stainless steel and 4% other products in 2002.

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

Foreign Currencies

     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “accumulated other comprehensive income (loss)” component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 2004.

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (Revised) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (Revised) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123 (Revised) is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123 (Revised) will have an impact consistent with our disclosures included under SFAS No. 148 included in Note 8 of the Notes to Consolidated Financial Statements.

     In December 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this Statement effective January 1, 2006 and do not expect it to have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt this Statement effective January 1, 2006 and do not expect it to have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (“the Act”) should be accounted for as a special deduction in accordance with SFAS No. 109. This FSP was effective upon issuance. See Note 7 to the Consolidated Financial Statements.

     In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which states that the FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the SFAS No. 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. See Note 7 to the Consolidated Financial Statements.

2. Investment in American Steel

     From inception on July 1, 1995 through April 30, 2002, the Company owned a 50% interest in the Membership Units of American Steel, L.L.C. (“American Steel”), which operates metals service centers in Portland, Oregon and Kent (Seattle), Washington, and processes and distributes primarily carbon steel products. American Industries, Inc. (“Industries”) owned the other 50% interest in American Steel. The Operating Agreement (“Agreement”) gave the Company operating control over the assets and operations of American Steel. However, due to the existence of super-majority veto rights in favor of Industries prior to May 1, 2002, the Company accounted for this investment under the equity method and recorded its share of earnings based upon the terms of the Agreement.

     Effective May 1, 2002, the Agreement was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Agreement were eliminated, among other changes. The Agreement, as amended, provides that the Company may purchase the remaining 49.5% of American Steel during a term of 90 days following the earlier of the death of the owner of Industries or April 1, 2006 and is required to purchase the remaining 49.5% of American Steel if Industries so elects during a term of 90 days following the earlier of the death of the owner of Industries or January 1, 2006. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. American Steel had net sales of approximately $89,523,000 and $51,765,000 for the years ended December 31, 2004 and 2003, respectively. American Steel maintained a separate credit facility until November 2003 when the Company paid off and closed American Steel’s line of credit. The Company’s consolidated balance sheet at December 31, 2004 includes assets and liabilities of American Steel of $52,976,000 and $22,910,000, respectively, including $24,470,000 of goodwill. All significant intercompany transactions are eliminated in consolidation.

3. Acquisitions

     On July 1, 2003 the Company acquired all of the outstanding stock of Precision Strip, Inc., a privately-held metals processing company founded in 1977, and its related entity, Precision Strip Transport, Inc. (collectively “Precision Strip”) for $220,000,000 in cash, plus the assumption of approximately $25,600,000 of debt. Precision Strip’s activities consist primarily of slitting and blanking carbon steel, stainless steel and aluminum flat-rolled products on a “toll” basis, that is, processing the metal

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

for a fee, without taking ownership of the metal. The business has facilities in Minster, Kenton, Middletown and Tipp City, Ohio; Anderson and Rockport, Indiana; Bowling Green, Kentucky; and Talladega, Alabama. Precision Strip’s customers include carbon steel, stainless steel and aluminum mills, as well as companies in the automotive, appliance, metal furniture and capital goods industries. Precision Strip now operates as a wholly-owned subsidiary of Reliance, with Precision Strip Transport, Inc. operating as a wholly-owned subsidiary of Precision Strip, Inc. This acquisition strengthened our presence in certain geographic and customer end markets and increased our value-add processing capabilities.

     The acquisition of Precision Strip was funded on July 1, 2003 with borrowings on the Company’s existing $335,000,000 syndicated bank line of credit and with a new private placement of $135,000,000 of senior secured notes. Private placement notes of $60,000,000 will mature in 2011 and bear interest at a rate of 4.87% and notes totaling $75,000,000 will mature in 2013 and bear interest at a rate of 5.35%. See Note 6 for further discussion. In April 2004, $16,475,000 was paid to the Precision Strip sellers as reimbursement for income tax payments related to Reliance’s election of Section 338(h)(10) treatment. This amount was in addition to the original purchase price. A portion of the purchase price, $11,000,000, that the Company had paid into an escrow account was released to the sellers in January 2005, as specified in the acquisition agreement, after satisfaction of certain indemnification obligations by the sellers.

     The following table summarizes the fair values of the assets acquired and liabilities assumed of Precision Strip at the date of the acquisition, adjusted for the additional payment to the sellers in April 2004.

At July 1, 2003
(in thousands)
Cash	$70
Accounts receivable	19,961
Property, plant and equipment	176,658
Goodwill	60,477
Intangible assets	12,500
Other assets	2,799

Total assets acquired	272,465

Current liabilities	(8,090)

Total liabilities assumed	(35,691)

Net assets acquired	$236,774

     On September 9, 2002, the Company, through a newly-formed subsidiary, purchased for approximately $30,000,000 certain assets of a Metals USA, Inc. business, Metals USA Specialty Metals Northwest, Inc., after final approval of the U.S. Bankruptcy Court, through the Metals USA bankruptcy procedures. The business is now operating under its original name, Pacific Metal Company. Pacific Metal Company has locations in Portland, Eugene and Medford, Oregon; Kent (Seattle) and Spokane, Washington; Billings, Montana; and Boise, Idaho and processes and distributes mainly aluminum and coated carbon steel products. This acquisition broadens the Company’s product offerings and also provided entries into new geographic markets in Idaho and Montana. Pacific Metal Company operates as a wholly-owned subsidiary of the Company. This purchase was funded with borrowings under the Company’s line of credit.

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

     These transactions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of the acquisition. The

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

Company requested the opinion of an independent public accounting firm to identify and determine the fair market value and economic life of intangible assets of acquired companies. The independent public accounting firm determined that the trade name acquired in 2003 had an indefinite life as the economic life is expected to approximate the life of the company acquired. In 2003 the Company recorded $6,200,000 as intangible assets subject to amortization over an average life of 6.1 years related to contractual customer relationships and $6,300,000 as an intangible asset not subject to amortization related to the trade name of an acquired company. The Precision Strip sellers were paid an additional amount in 2004 related to the Company’s election of Section 338(h)(10) treatment for income tax purposes, resulting in goodwill additions of $16,475,000 for the year ended December 31, 2004. All of this amount is expected to be deducted for tax purposes in future years.

     The operating results of these acquisitions are included in the Company’s consolidated results of operations from the date of each acquisition. The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the year of acquisition and the year immediately-preceding, after the effect of certain adjustments, including increased depreciation expense resulting from recording acquired fixed assets at fair value, amortization expense on identified intangible assets, interest expense on the acquisition debt and related income tax effects. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisitions been made as of January 1, 2003 or 2002, appropriately, or of any potential results which may occur in the future.

	Year ended December 31,
	2004	2003
Proforma (unaudited):
Net sales	$1,946,122	$1,945,470
Net income	$40,410	$44,009
Earnings per share from continuing operations – diluted	$1.27	$1.38
Earnings per share from continuing operations – basic	$1.27	$1.39

4. Intangible Assets

     At December 31, 2004 and 2003, net intangible assets of approximately $16,671,000 and $19,806,000, respectively, are included in other assets, and consist of the following:

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Covenants not to compete	$5,953	$(5,717)	$5,953	$(5,386)
Loan fees	5,550	(3,126)	5,613	(2,134)
Customer list/relationships	7,300	(2,728)	7,300	(965)
Trade names	9,300	—	9,300	—
Other	429	(290)	353	(228)

	$28,532	$(11,861)	$28,519	$(8,713)

     Amortization expense for intangible assets amounted to approximately $3,208,000, $2,304,000 and $1,355,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2005	$2,693
2006	1,825
2007	1,221
2008	861
2009	201

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

5. Inventories

     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in better matching of costs and revenues. At December 31, 2004 and 2003, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $125,893,000 and $15,134,000, respectively. Inventories of $89,905,000 and $67,690,000 at December 31, 2004 and 2003, respectively, were stated on the FIFO method, which is not in excess of market.

6. Long-Term Debt

     Long-term debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.09% during 2004 (3.14% during 2003)	$30,000	$72,000
Senior secured notes due from January 2, 2005 to January 2, 2009, average fixed interest rate 7.28%	53,000	75,000
Senior secured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate 7.06%	55,000	55,000
Senior secured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate 6.55%	150,000	150,000
Senior secured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during 2004 of 1.25% (1.05% during 2003)	2,450	2,600
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during 2004 of 1.50% (1.37% during 2003)	1,800	2,050

Total	427,250	491,650
Less amounts due within one year	(46,400)	(22,400)

Total long-term debt	$380,850	$469,250

     The Company has a five-year secured syndicated credit agreement, as amended, effective December 6, 2004, with ten banks for a revolving line of credit with a borrowing limit of $335,000,000 which may be increased to $400,000,000. At December 31, 2004, the Company also had $15,907,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,093,000 of letters of credit.

     The Company also has $393,000,000 of outstanding secured senior notes issued in private placements of debt at December 31, 2004. The outstanding senior notes bear interest at an average fixed rate of 6.23% and have an average life of 4.7 years, maturing from 2005 to 2013. Both the syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with the Company’s acquisition of Precision Strip, Inc. The personal property pledged as collateral includes, but is not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest will terminate when the Company meets certain conditions, including a required leverage ratio. The Company has satisfied these conditions and expects the security interest to be released in the first quarter of 2005. The Company’s syndicated credit agreement and senior note agreements, as amended, also require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends the Company may pay, among other things. On December 6, 2004, the Company amended a covenant in its syndicated credit agreement related to restrictions on the amount of cash dividends the Company could pay from July 1, 2004 through December 31, 2004.

     The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.175%.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2005	$46,400
2006	79,400
2007	20,475
2008	55,475
2009	10,800
Thereafter	214,700

$427,250

7. Income Taxes

     Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. The Company is subject to audits by various tax authorities which may result in adjustments to income tax amounts previously reported by the Company. Due to the uncertainty of the timing of potential audits and adjustments that may result from these audits, no estimate of a possible range of loss may be made by the Company as of December 31, 2004. As of December 31, 2004 the Company had available state and city net operating loss carryforwards of $719,000 to offset future income taxes expiring in years 2005 through 2024.

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$13,724	$10,990
Inventory costs capitalized for tax purposes	4,837	5,108
Bad debt	3,126	1,290
LIFO inventory	869	—
Other	2,028	566

Total deferred tax assets	24,584	17,954

Deferred tax liabilities:
Tax over book depreciation	(34,299)	(25,117)
LIFO inventory	—	(5,947)
Goodwill	(21,314)	(15,083)
Other	(138)	(227)

Total deferred tax liabilities	(55,751)	(46,374)

Net deferred tax liabilities	$(31,167)	$(28,420)

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$85,544	$9,361	$13,449
State	11,929	3,365	2,708

	97,473	12,726	16,157
Deferred:
Federal	3,167	6,291	3,467
State	(400)	1,829	(71)

	2,767	8,120	3,396

	$100,240	$20,846	$19,553

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2004	2003	2002
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	2.9	4.0	3.4
Other	(0.8)	(1.0)	0.9

Effective tax rate	37.1%	38.0%	39.3%

     At December 31, 2004, unremitted earnings of subsidiaries outside of the United States were approximately $4,200,000, on which no United States taxes had been provided. The Company’s intention is to reinvest these earnings or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings. Valex Korea qualifies for a tax holiday in Korea which consists of a seven-year full exemption from corporate income tax followed by a 50% exemption for the succeeding three years. The tax holiday began the first year the subsidiary generated taxable income after utilization of any carryforward losses, which was in 2003. The dollar effect in 2004 was $1,248,000, or $.04 per diluted share, and $139,000, or less than $.01 per diluted share in 2003.

     The American Jobs Creation Act of 2004 (the Jobs Act) introduces a number of changes to the income tax laws which may affect the Company in future years. A special one-time tax deduction was created relating to the repatriation of certain foreign earnings to the United States, provided certain conditions are met. The Jobs Act also provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating these provisions under the Jobs Act and is also awaiting interpretive guidance relating to these regulations from either Congress or the Treasury Department. The Company expects to complete its evaluation of these provisions in 2005 and cannot, at this time, reasonably estimate the impact on the Company’s financial position or results of operations.

8. Stock Option Plans

     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (“the 1994 Plan”). In May 2001, the shareholders approved an amendment to the 1994 Plan, which increased the number of shares with respect to which options may be granted to 2,500,000 shares. The 1994 Plan expired by its terms on December 31, 2003. There are 973,950 options granted and outstanding under the 1994 Plan as of December 31, 2004. The 1994 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options were required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options could not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five-year terms and vest at the rate of 25% per year, commencing one year from the date of grant. Transactions under the 1994 Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2002	1,111,825	$21.42
Granted	345,500	$25.60
Exercised	(170,600)	$20.34
Expired	(58,875)	$23.55

Outstanding at December 31, 2002	1,227,850	$22.64
Granted	718,000	$25.08
Exercised	(423,375)	$19.35
Expired	(149,000)	$23.53

Outstanding at December 31, 2003	1,373,475	$24.83
Granted	—	$—
Exercised	(367,800)	$24.05
Expired	(31,725)	$24.69

Outstanding at December 31, 2004	973,950	$25.13

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

     In May 2004, the Board of Directors of the Company adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserves 3,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. All 3,000,000 shares are available for issuance with no options granted and outstanding under the 2004 Plan as of December 31, 2004. The 2004 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 2004 Plan. All options granted have five-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. There are 187,000 shares of the Company’s common stock available for issuance with 52,500 options granted and outstanding under the Directors Plan as of December 31, 2004. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company (the “Board”) authority to grant additional options to acquire the Company’s common stock to non-employee directors. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted expire five years from the date of grant. None of the stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. Of the 105,000 options granted in March 1999, 20% were immediately exercisable upon grant, with 20% becoming exercisable in each of the following four years, as specifically approved by the Board. These options expired in 2004. In May 2004, the shareholders approved an amendment to the Directors Plan which allows for the immediate vesting of all unexpired options upon the date of retirement of a non-employee Director at or after the age of seventy-five. Of the 7,500 options granted in May 2003 to a retiring Board Member that met all other requirements, 100% of these shares were immediately exercisable upon his retirement in May 2004, as specifically approved by the shareholders.

     Transactions under the Directors Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2002	150,000	$20.59
Granted	7,500	$26.39
Exercised	—	$—
Expired	—	$—

Outstanding at December 31, 2002	157,500	$20.87
Granted	37,500	$17.11
Exercised	(36,000)	$18.67
Expired	(45,000)	$24.59

Outstanding at December 31, 2003	114,000	$18.86
Granted	22,500	$32.12
Exercised	(69,000)	$18.62
Expired	(15,000)	$18.83

Outstanding at December 31, 2004	52,500	$24.87

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Average Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price Options
Exercise Price	December 31, 2004	In Years	Exercise Price	December 31, 2004	Exercisable
$17-$23	51,375	1.5	$19.86	34,500	$21.20
$24-$30	952,575	3.0	$25.24	246,075	$25.33
$31-$35	22,500	4.3	$32.12	—	—

$17-$35	1,026,450	3.0	$25.12	280,575	$24.82

     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company continues to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the proforma amounts shown below:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Reported, net income	$169,728	$34,010	$30,167
Stock-based employee compensation cost, net of tax	1,149	820	1,191

Pro forma net income	$168,579	$33,190	$28,976

Earnings per share from continuing operations:
Basic – reported	$5.23	$1.07	$.95

Basic – pro forma	$5.19	$1.04	$.91

Diluted – reported	$5.19	$1.07	$.95

Diluted – pro forma	$5.16	$1.04	$.91

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.25%	3.13%	3.50%
Expected life in years	4	4	4
Expected volatility	.28	.29	.27
Expected dividend yield	.72%	1.10%	.93%

9.	Employee Benefits

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2004.

     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. A separate SERP plan exists for one of the companies acquired during 1998 and for the Company’s 50.5%-owned company, each of which provides post-retirement pension benefits to its respective key employees. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with a value of $12,240,000 and $11,740,000 at December 31, 2004 and 2003, respectively.

     The net periodic pension costs for the SERP plans were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$393	$399	$352
Interest cost	796	868	818
Recognized losses	113	233	238
Prior service cost recognized	196	196	200

	$1,498	$1,696	$1,608

     The following is a summary of the status of the funding of the SERP plans:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$15,322	$13,366	$11,365
Service cost	393	399	352
Interest cost	796	868	818
Actuarial (gains) losses	(1,730)	1,224	1,298
Benefits paid	(657)	(535)	(467)

Benefit obligation at end of year	$14,124	$15,322	$13,366

Funded status
Funded status of the plan	$(14,124)	$(15,322)	$(13,366)
Unrecognized net actuarial losses	2,300	4,143	3,151
Unamortized prior service cost	783	978	1,179

Net amount recognized	$(11,042)	$(10,201)	$(9,036)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(12,092)	$(11,796)	$(10,090)
Intangible asset	—	—	5
Accumulated other comprehensive loss	1,050	1,595	1,049

Net amount recognized	$(11,042)	$(10,201)	$(9,036)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

     The accumulated benefit obligation for all SERP plans was $11,113,000 and $11,701,000 at December 31, 2004 and 2003, respectively.

	Year Ended December 31,
	2004	2003
	(in thousands)
Additional Information
(Decrease) increase in minimum liability included in other comprehensive income	$(545)	$546

     In determining the actuarial present value of projected benefit obligations for the Company’s SERP plans, the assumptions were as follows:

	2004	2003	2002
Weighted average assumptions
Discount rate	6.00%	6.00%	6.50%
Rate of compensation increase	3.0% - 6.0%	3.0% - 6.0%	3.0% - 6.0%

     Through the purchase of the net assets of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001, the Company, through its subsidiary PDM Steel Service Centers, Inc., maintains defined benefit pension plans for certain of its employees. The Company also maintains a defined benefit pension plan for the employees of its subsidiary Durrett Sheppard Steel Co., Inc. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. The PDM Merit Shop Defined Benefit Pension Plan (“Merit Plan”), a non-union plan, was frozen effective December 31, 2003 and subsequently terminated effective December 31, 2004. All existing participants in the Merit Plan became 100% vested in their accrued benefits as of the termination date. No gain or loss was recognized as a result of the termination. The affected participants under the Merit Plan are eligible to participate in the Company’s Master Plan.

     The net periodic pension costs for the defined benefit pension plans covering certain employees were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$318	$431	$395
Interest cost	423	455	419
Expected return on plan assets	(500)	(371)	(428)
Curtailment/settlement gain recognized	—	(599)	—
Prior service cost recognized	(5)	(5)	(11)
Amortization of loss	769	44	—

	$1,005	$(45)	$375

     The following is a summary of the status of the funding of the defined benefit plans:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$6,844	$6,814	$6,144
Service cost	318	431	395
Interest cost	423	455	419
Actuarial (gains) losses	886	(138)	100
Benefits paid	(268)	(231)	(388)
Plan amendments	—	76	9
Curtailments or settlements	—	(802)	—
Discount rate changes	163	239	135

Benefit obligation at end of year	$8,366	$6,844	$6,814

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Change in plan assets
Fair value of plan assets	$6,071	$4,668	$5,662
Actual return on plan assets	546	1,346	(586)
Employer contributions	527	302	—
Benefits paid	(278)	(245)	(408)

Fair value of plan assets at end of year	$6,866	$6,071	$4,668

Funded status
Funded status of the plan	$(1,500)	$(773)	$(2,147)
Unrecognized net actuarial losses	622	378	1,487
Unamortized prior service cost	33	27	(54)

Net amount recognized	$(845)	$(368)	$(714)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(1,397)	$(907)	$(963)
Prepaid benefit cost	528	528	170
Intangible asset	8	9	9
Accumulated other comprehensive income	16	2	70

Net amount recognized	$(845)	$(368)	$(714)

     The accumulated benefit obligation for all defined benefit pension plans was $7,464,000 and $6,065,000 at December 31, 2004 and 2003, respectively.

	Year Ended December 31,
	2004	2003
	(in thousands)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$3,399	$2,491
Fair value of plan assets	2,447	2,058

Information for pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$3,796	$3,290
Fair value of plan assets	2,958	2,658

Additional information
Increase (decrease) in minimum liability included in other comprehensive income	$13	$(68)

     In determining the actuarial present value of projected benefit obligations for the Company’s defined benefit plans, the assumptions were as follows:

	2004	2003	2002
Weighted average assumptions to determine benefit obligations
Discount rate	5.3% - 6.0%	6.25%	6.75%
Expected long-term rate of return on plan assets	7.5% - 8.5%	7.5% - 8.5%	7.0% - 8.5%
Rate of compensation increase	4.0%	4.0% - 4.5%	4.0% - 4.5%

Weighted average assumptions to determine net cost
Discount rate	5.6% - 6.0%	6.25% - 6.75%	6.75%
Expected long-term rate of return on plan assets	7.5% - 8.5%	7.5% - 8.5%	7.0% - 8.5%
Rate of compensation increase	4.0%	4.0% - 4.5%	4.0% - 4.5%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

     The weighted-average asset allocations of the Company’s defined benefit plans at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003
Plan Assets
Equity securities	68%	66%
Debt securities	25%	26%
Other	7%	8%

Total	100%	100%

     The above asset allocations are in line with the Company’s target asset allocation ranges which are as follows: equity securities 50% to 80%, debt securities 20% to 60%, and other assets of 0% to 10%. The Company establishes its estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. The Company uses a measurement date of December 31 for the majority of its SERP and defined benefit plans. Employer contributions to the SERP and defined benefit plans during 2005 are expected to be $728,000 and $969,000, respectively.

     The following is a summary of benefit payments, which reflect expected future employee service and the termination of the PDM Merit Plan, as appropriate, expected to be paid in the periods indicated (in thousands):

		Defined
	SERP Plans	Benefit Plan
2005	$728	$3,119
2006	780	84
2007	780	149
2008	791	236
2009	840	268
2010 – 2014	5,063	1,735

     The Company participates in various multi-employer pension plans covering certain employees not covered under the Company’s benefit plans pursuant to agreements between the Company and collective bargaining units, who are members of such plans. In 2004, 2003 and 2002, the Company made contributions to multi-employer defined benefit plans related to collective bargaining agreements in the amount of $2,204,000, $2,212,000 and $2,086,000, respectively.

     The Company’s contribution expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2004	2003	2002
Master Plan	$6,241	$4,528	$4,543
Employee Stock Ownership Plan	1,000	800	800
Supplemental Executive Retirement Plans	1,498	1,696	1,608
Defined Benefit Plans	1,005	(45)	375

	$9,744	$6,979	$7,326

     The Company has a “Key-Man Incentive Plan” (the “Incentive Plan”) for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2004 and 2003, this incentive compensation bonus was payable 75% in cash and 25% in the Company’s common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $4,057,000 and $2,961,000 under the Incentive Plan as of December 31, 2004 and 2003, respectively. In March 2004 and 2003, the Company issued 7,295 and 14,410 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 2003 and 2002, respectively. The Company had 87,098 shares of common stock available for issuance under the Incentive Plan as of December 31, 2004.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2004

10. Shareholders’ Equity

     In August 1998, the Board approved the purchase of up to an additional 3,750,000 shares of the Company’s outstanding common stock through its Stock Repurchase Plan (“Repurchase Plan”), for a total of up to 6,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorizes the Company to purchase shares of its common stock from time to time in the open market or in privately-negotiated transactions. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2004, the Company had repurchased a total of 5,538,275 shares of its common stock under the Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares in 2004, 2003 or 2002.

     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive income (loss) included the following:

	December 31,
	2004	2003
	(in thousands)
Foreign currency translation adjustments	$1,499	$23
Unrealized loss on investments	88	16
Minimum pension liability	(1,135)	(969)

	$452	$(930)

     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $(54,000) and $692,000, respectively, as of December 31, 2004 and $(11,000) and $628,000, respectively, as of December 31, 2003.

11. Commitments and Contingencies

     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2016. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2004 (in thousands):

2005	$16,937
2006	13,448
2007	10,681
2008	7,190
2009	4,451
Thereafter	7,966

$60,673

     Total rental expense amounted to $21,625,000, $20,474,000 and $18,955,000 for 2004, 2003 and 2002, respectively.

     Included in the amounts above are lease payments to various related parties, who are not executive officers of the Company, in the amount of $3,812,000, $4,447,000 and $4,651,000 for 2004, 2003 and 2002, respectively. These related party leases are for buildings related to certain of the companies we have acquired and expire in various years through 2008.

     At December 31, 2004, approximately 14% of the Company’s total employees were covered by collective bargaining agreements, which expire at various times over the next five years. Approximately 4% of the Company’s employees were covered by collective bargaining agreements that expire during 2005.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

     The Company is subject to legal proceedings and claims and examination by the IRS and other taxing authorities which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, an estimate of potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

12. Earnings Per Share

     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options and convertible securities, if any. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002
	(in thousands except per share amounts)
Numerator:
Net income	$169,728	$34,010	$30,167

Denominator:
Denominator for basic earnings per share – weighted average shares	32,480	31,853	31,687

Effect of dilutive securities:
Stock options	195	13	112

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	32,675	31,866	31,799

Earnings per share from continuing operations – diluted	$5.23	$1.07	$.95

Earnings per share from continuing operations – basic	$5.23	$1.07	$.95

     There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the year ended December 31, 2004. The computations of earnings per share for 2003 and 2002 do not include 1,336,625 and 45,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2004, 2003 and 2002:

	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2004:
Net sales	$655,765	$760,780	$783,670	$742,819
Cost of sales	$468,335	$532,313	$568,748	$541,452
Gross profit	$187,430	$228,467	$214,922	$201,367
Net income	$29,839	$52,797	$44,140	$42,952
Earnings per share from continuing operations – diluted	$.92	$1.62	$1.35	$1.31
Earnings per share from continuing operations – basic	$.92	$1.63	$1.36	$1.32
2003:
Net sales	$450,823	$456,329	$490,587	$485,194
Cost of sales	$331,420	$336,957	$351,625	$352,308
Gross profit	$119,403	$119,372	$138,962	$132,886
Net income	$5,579	$6,392	$12,353	$9,686
Earnings per share from continuing operations – diluted	$.18	$.20	$.39	$.30
Earnings per share from continuing operations – basic	$.18	$.20	$.39	$.30
2002:
Net sales	$405,486	$450,166	$454,840	$434,513
Cost of sales	$293,941	$324,123	$329,321	$320,866
Gross profit	$111,545	$126,043	$125,519	$113,647
Net income	$7,491	$10,774	$9,965	$1,937
Earnings per share from continuing operations – diluted	$.24	$.34	$.31	$.06
Earnings per share from continuing operations – basic	$.24	$.34	$.31	$.06

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2002 Allowance for uncollectible accounts	$5,417	$4,554	$451	$5,264	(1)	$5,158
Year Ended December 31, 2003 Allowance for uncollectible accounts	$5,158	$4,373	$600	$5,415	(1)	$4,716
Year Ended December 31, 2004 Allowance for uncollectible accounts	$4,716	$9,078	$266	$5,361		$8,699

(1)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with the Company’s accountants on any accounting or financial disclosure issues.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

     An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information.

     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.

     We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Reliance Steel & Aluminum Co. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Reliance Steel & Aluminum Co. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The narrative and tabular information included under the caption “Management” on pages 6 through 8 and under the caption “Compliance with Section 16(a)” on page 19 of the Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation.

     The narrative and tabular information, including footnotes thereto, included in the caption “Executive Compensation” on pages 12 through 16 of the Proxy Statement are incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial Statements (included in Item 8).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Statements

Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2004, 2003 and 2002

          (2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

     (3) Exhibits

3.01	Registrant’s Related Articles of Incorporation(1)

3.02	Registrant’s Amended and Restated Bylaws(1)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(4)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)

10.03	Incentive Bonus Plans(1)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)

10.06	Credit Agreement dated October 24, 2001(5)

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6)

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7)

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Amendment No. Four to Credit Agreement dated October 24, 2001(9)

10.11	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.12	Security Agreement dated as of July 1, 2003 by and among the Registrant, its material corporate subsidiaries, as listed on the signature page, Bank of America, N.A. and the Lenders under the Credit Agreement and the Purchasers under the separate and several Note Purchase Agreements, all as listed on the signature page attached thereto (8)

10.13	Acquisition Agreement dated as of June 10, 2003 by and among the Registrant, RSAC Management Corp., Precision Strip, Inc., Precision Strip Transport, Inc., Precision Strip Kenton, Inc., Precision Strip Leasing, Inc., Precision Strip Kenton, Ltd., PSI Limited Partnership, John R. Eiting, individually and d/b/a J.E. Rentals, Marie Eiting, Patricia Eiting Chapa, Caroline M. Eiting and Katherine A. Eiting (8)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on December 16, 2004.

(10)	Set forth on page 56 of this report.

     (b) Reports on Form 8-K

The Company filed a report on Form 8-K dated October 21, 2004, disclosing its press release dated October 21, 2004. The Company also filed a report on Form 8-K dated December 16, 2004, disclosing an amendment to its syndicated credit facility dated December 6, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 15th day of March, 2005.

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

Signatures	Title	Date
/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Director	March 15, 2005

/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	March 15, 2005

/s/ KARLA LEWIS Karla Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	March 15, 2005

/s/ JOE D. CRIDER Joe D. Crider	Chairman of the Board; Director	March 15, 2005

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	March 15, 2005

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 15, 2005

/s/ ROBERT HENIGSON Robert Henigson	Director	March 15, 2005

/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	March 15, 2005

/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	March 15, 2005

/s/ LESLIE A. WAITE Leslie A. Waite	Director	March 15, 2005

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
3.01	Registrant’s Restated Articles of Incorporation(1)

3.02	Registrant’s Amended and Restated Bylaws(1)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(2)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(4)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(1)

10.03	Incentive Bonus Plan(1)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(3)

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(2)

10.06	Credit Agreement dated October 24, 2001(5)

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6)

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7)

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Amendment No. Four to Credit Agreement dated October 24, 2001(9)

10.11	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.12	Security Agreement dated as of July 1, 2003 by and among the Registrant, its material corporate subsidiaries, as listed on the signature page, Bank of America, N.A. and the Lenders under the Credit Agreement and the Purchasers under the separate and several Note Purchase Agreements, all as listed on the signature pages attached thereto(8)

10.13	Acquisition Agreement dated as of June 10, 2003 by and among the Registrant, RSAC Management Corp., Precision Strip, Inc., Precision Strip Transport, Inc., Precision Strip Kenton, Inc., Precision Strip Leasing, Inc., Precision Strip Kenton, Ltd., PSI Limited Partnership, John R. Eiting, individually and d/b/a J.E. Rentals, Marie Eiting, Patricia Eiting Chapa, Caroline M. Eiting and Katherine A. Eiting(8)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(2)	Incorporated by reference from Exhibits to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(3)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 1996.

(4)	Incorporated by reference from Exhibits to Registrant’s form S-8, filed on February 4, 2002 as Commission File No. 333-82060.

(5)	Incorporated by reference from Exhibits to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from Exhibits to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Incorporated by reference from Exhibits to Registrant’s Form 8-K, filed on December 16, 2004.

(10)	Set forth on page 56 of this report.