Form 10-Q
period 2005-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2005-05-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     As of April 30, 2005, 32,907,174 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION	1

Item 1. Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	1

Unaudited Consolidated Statements of Income for the Three Month Periods Ended March 31, 2005 and 2004	2

Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2005 and 2004	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II — OTHER INFORMATION	13

Item 6.Exhibits	13

SIGNATURES	14

CERTIFICATIONS	15

Exhibit 31.1

Exhibit 31.2

Exhibit 32
EX-31.1
EX-31.2
EX-32

i

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,995	$11,659
Accounts receivable, less allowance for doubtful accounts of $9,635 at March 31, 2005 and $8,699 at December 31, 2004, respectively	371,869	329,991
Inventories	383,149	349,779
Prepaid expenses and other current assets	16,439	17,216
Deferred income taxes	24,584	24,584

Total current assets	809,036	733,229
Property, plant and equipment, at cost:
Land	57,907	57,982
Buildings	260,994	261,228
Machinery and equipment	378,121	370,229
Accumulated depreciation	(238,753)	(230,626)

	458,269	458,813

Goodwill	341,780	341,780
Other assets (including intangibles not subject to amortization)	28,948	29,509

Total assets	$1,638,033	$1,563,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$204,181	$140,323
Accrued expenses	18,790	17,561
Accrued compensation and retirement costs	30,759	49,959
Accrued insurance costs	22,731	20,297
Deferred income taxes	138	138
Current maturities of long-term debt	48,400	46,400

Total current liabilities	324,999	274,678
Long-term debt	351,600	380,850
Long-term retirement costs	14,731	14,102
Deferred income taxes	55,613	55,613
Minority interest	17,571	15,536
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 32,905,674 at March 31, 2005 and 32,669,967 at December 31, 2004, respectively, stated capital	319,951	313,953
Retained earnings	552,936	508,147
Accumulated other comprehensive income	632	452

Total shareholders’ equity	873,519	822,552

Total liabilities and shareholders’ equity	$1,638,033	$1,563,331

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$811,907	$655,765
Other income, net	665	507

	812,572	656,272
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	595,971	468,335
Warehouse, delivery, selling, general and administrative	121,782	118,506
Depreciation and amortization	11,162	11,046
Interest	6,301	7,480

	735,216	605,367

Income before minority interest and income taxes	77,356	50,905
Minority interest	(2,576)	(1,747)

Income from continuing operations before income taxes	74,780	49,158
Provision for income taxes	28,417	19,319

Net income	$46,363	$29,839

Earnings per share:
Income from continuing operations – diluted	$1.41	$.92

Weighted average shares outstanding – diluted	32,972,593	32,469,082

Income from continuing operations – basic	$1.41	$.92

Weighted average shares outstanding – basic	32,781,391	32,293,160

Cash dividends per share	$.09	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income	$46,363	$29,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,162	11,046
Loss on sales of machinery and equipment	113	79
Minority interest	2,576	1,747
Tax benefit on stock options exercised	1,387	623

Changes in operating assets and liabilities:
Accounts receivable	(41,878)	(99,361)
Inventories	(33,370)	(24,968)
Prepaid expenses and other assets	553	(820)
Accounts payable and accrued expenses	48,883	69,662

Net cash provided by (used in) operating activities	35,789	(12,153)

Investing activities:
Purchases of property, plant and equipment, net	(10,798)	(8,347)
Proceeds from sales of property and equipment	853	739

Net cash used in investing activities	(9,945)	(7,608)

Financing activities:
Proceeds from borrowings	111,000	96,000

Principal payments on long-term debt and short-term borrowings	(138,250)	(67,250)

Payments to minority shareholders	(541)	—
Dividends paid	(2,961)	(1,940)
Exercise of stock options	5,752	2,935

Issuance of common stock	246	236

Net cash (used in) provided by financing activities	(24,754)	29,981
Effect of exchange rate changes on cash	246	143

Increase in cash and cash equivalents	1,336	10,363
Cash and cash equivalents at beginning of period	11,659	2,166

Cash and cash equivalents at end of period	$12,995	$12,529

Supplemental cash flow information:
Interest paid during the period	$3,965	$4,691
Income taxes paid during the period	$1,149	$4,840

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months in the period ended March 31, 2005 are not necessarily indicative of the results for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Reliance Steel & Aluminum Co. Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest. All significant intercompany accounts and transactions have been eliminated.

2. Impact of Recently Issued Accounting Principles

In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. We expect that the implementation of the provisions of SFAS No. 123R will have an impact consistent with our disclosures included under SFAS No. 148 in our December 31, 2004 Form 10-K.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Revolving line of credit ($335,000,000 limit) due October 24, 2006, interest at variable rates, weighted average rate of 3.60% during the three months ended March 31, 2005	$26,000	$30,000
Senior unsecured notes due from January 2, 2007 to January 2, 2009, average fixed interest rate of 7.33%	30,000	53,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate of 7.06%	55,000	55,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate of 6.55%	150,000	150,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate of 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the three months ended March 31, 2005 of 1.89%	2,450	2,450
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during the three months ended March 31, 2005 of 2.11%	1,550	1,800

Total	400,000	427,250
Less amounts due within one year	(48,400)	(46,400)

Total long-term debt	$351,600	$380,850

The Company has a five-year syndicated credit agreement, as amended, with ten banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000, which may be increased to $400,000,000. At March 31, 2005 the Company also had $16,911,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $33,089,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.175%.

The Company has $370,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.7 years, maturing from 2005 to 2013.

Both the syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with the Company’s acquisition of Precision Strip, Inc. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest was to terminate when the Company met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our syndicated credit facility and our senior note agreements was automatically released as the Company met the required conditions of the release. These agreements are now unsecured.

The Company’s syndicated credit agreement and senior note agreements, as amended, also require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends the Company may pay, among other things.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Shareholders’ Equity

In the three months ended March 31, 2005, the Company issued 230,125 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $5,752,000. The tax benefit to the Company associated with these exercises amounted to approximately $1,387,000. In addition, 5,582 shares of common stock were issued to division managers of the Company in February 2005 under the Key Man Incentive Plan for 2004. We did not repurchase any shares of our common stock during the 2005 first quarter.

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income for each of the three-month periods ended March 31, 2005 and 2004, respectively, included the following:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$46,363	$29,839
Other comprehensive income (loss):
Foreign currency translation income	246	64
Unrealized loss on investments, net of taxes	(66)	(27)

Total other comprehensive income	180	37

Total comprehensive income	$46,543	$29,876

Accumulated other comprehensive income included the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Foreign currency translation adjustments	$1,745	$1,499
Unrealized loss on investments	22	88
Minimum pension liability	(1,135)	(1,135)

	$632	$452

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $(14,000) and $692,000, respectively, as of March 31, 2005 and $(54,000) and $692,000 respectively, as of December 31, 2004.

5. Stock Option Plans

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company continues to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Reported net income	$46,363	$29,839
Stock-based employee compensation cost, net of tax	259	297

Pro forma net income	$46,104	$29,542

Earnings per share from continuing operations:

Basic – reported	$1.41	$.92

Basic – pro forma	$1.41	$.92

Diluted – reported	$1.41	$.92

Diluted – pro forma	$1.40	$.91

6. Employee Benefits

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. Separate SERP plans exist for one of the companies acquired during 1998 and for the Company’s 50.5%-owned company, each of which provides post-retirement benefits to its respective key employees.

The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service.

The net periodic pension costs for the SERP and defined benefit plans for the three months ended March 31 were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
	2005	2004	2005	2004
Service Cost	$103	$98	$91	$80
Interest Cost	216	198	117	106
Expected return on assets	—	—	(128)	(125)
Amortization of prior service cost	49	49	(1)	(1)
Amortization of net loss	40	28	7	—

Net periodic pension cost	$408	$373	$86	$60

The Company previously disclosed in its financial statements for the year ended December 31, 2004, included in its Form 10-K, that it expected to contribute $1,697,000 to its defined benefit plans in 2005. As of March 31, 2005,

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contributions of $185,000 had been made. The Company also disclosed in its Form 10-K for the year ended December 31, 2004 that it terminated one of the defined benefit plans as of that date and expects to distribute the assets in 2005.

7. Earnings Per Share

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income	$46,363	$29,839

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	32,781	32,293

Effect of dilutive securities:
Stock options	192	176

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	32,973	32,469

Earnings per share from continuing operations – diluted	$1.41	$.92

Earnings per share from continuing operations – basic	$1.41	$.92

There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three months ended March 31, 2005. The computations of earnings per share for the three months ended March 31, 2004 do not include 7,500 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

The following table sets forth certain income statement data for the three-month periods ended March 31, 2005 and 2004 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2005		2004
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$811,907	100.0%	$655,765	100.0%

Gross profit	215,936	26.6	187,430	28.6

S,G&A expenses	121,782	15.0	118,506	18.1

Depreciation expense	10,377	1.3	10,228	1.6

Operating profit (1).	$83,777	10.3%	$58,696	9.0%

(1) Excludes other income, amortization expense, minority interest expense, interest expense, and income tax expense.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

In the three months ended March 31, 2005, our consolidated net sales increased 23.8% to $811.9 million, compared to $655.8 million for the first three months of 2004. This includes a 15.4% decrease in our tons sold and a 47.1% increase in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip). Our volume was down from the 2004 first quarter mainly because of the heavy buying that occurred in March of 2004 when our customers were trying to beat the significant carbon steel cost increases that had been announced by the mills.

The increase in our average selling price per ton sold of 47.1% resulted mainly from increased costs for most products that we sell and because of a shift in product mix. Carbon steel costs rose significantly beginning in the second quarter of 2004 and although prices have recently declined somewhat, they are well above the 2004 first quarter levels. Aluminum and stainless steel costs for aerospace products increased steadily throughout 2004 and have continued to increase in 2005. The improved demand for aerospace products has also resulted in a slight shift in product mix with aluminum, stainless steel and titanium increasing as a percentage of our sales while carbon steel decreased almost 3% from the 2004 first quarter.

Total gross profit increased 15.2% to $215.9 million for the first three months of 2005 compared to $187.4 million in the first three months of 2004. This increase is mainly due to our increased sales levels. Gross profit as a percentage of sales in the 2005 first quarter was 26.6%, down from 28.6% in the 2004 first quarter. Although our gross profit margins improved for many of our aluminum and stainless steel products, this was offset by declines in our gross profit margins for carbon steel products. Due to more availability of carbon steel products, competitive pressures caused these prices to fall more than our costs fell. In the 2005 first quarter, LIFO expense was $12.5 million mainly because of cost increases for stainless steel and aluminum products. This is down from our 2004 first quarter LIFO expense of $27.5 million that resulted from the significant increases in carbon steel costs that occurred at that time. LIFO expense is included in cost of sales.

Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses, increased $3.3 million, or 2.8%, compared to the 2004 first quarter due mainly to general increases for labor, insurance and other costs. S,G&A expenses as a percentage of sales for the 2005 first quarter were 15.0%, down from 18.1% for the 2004 first quarter, due mainly to our increased selling prices.

Depreciation expense in the 2005 first quarter was $10.4 million compared to $10.2 million in the 2004 first quarter. Amortization expense was $0.8 million in both quarters.

Operating profit in the 2005 first quarter was $83.8 million, or 10.3%, compared to $58.7 million, or 9.0%, in the 2004 first quarter. The improvement is mainly due to the higher gross profit dollars resulting from increased pricing levels, along with effective expense control.

Interest expense decreased to $6.3 million from $7.5 million in the 2004 first quarter, due to lower borrowing levels because of the strong cash flow that we generated in late 2004 and the 2005 first quarter.

Minority interest expense increased from 2004 mainly due to the improved operating performance at our 50.5%-owned company, American Steel, L.L.C. In 2004, minority interest also included expense for the profit contribution from Valex Korea that was attributable to our 30.5% partner. In July 2004, we acquired the remaining interest in Valex Korea from this partner.

Our effective income tax rate for the 2005 first quarter was 38.0%, down from 39.3% in the 2004 first quarter. Our 2004 full-year tax rate was 37.1%. The changes in our tax rate are mainly due to changes in the geographic composition of our income, lower tax rates from our foreign operations that are profitable and benefits from state and city income tax credits.

Liquidity and Capital Resources

At March 31, 2005, our working capital was $484.0 million compared to $458.6 million at December 31, 2004. The increase was mainly due to an increase in our accounts receivable of $41.9 million and an increase in our inventory of $33.4 million resulting from improved sales levels, offset by an increase in our accounts payable and accrued expenses of $48.3 million mainly due to our increased inventory purchases in the first quarter of 2005 to support our increased sales levels.

To manage our working capital, we focus on our number of days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of March 31, 2005, our days sales outstanding were approximately 42 days, up slightly from 41 days at year-end 2004. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at March 31, 2005 was about 4.8 times, down slightly from 5.1 times in 2004.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flows provided by operations were $35.8 million in the 2005 first quarter. This compares to $12.2 million of cash flow used in operations in the 2004 first quarter. We used this cash flow to pay down debt of $27.3 million and to fund our capital expenditures of $10.8 million in the 2005 first quarter. Our outstanding debt at March 31, 2005 was $400.0 million, compared to $427.3 million at year-end 2004. At March 31, 2005, we had $26 million borrowed on our $335 million revolving line of credit, which includes $23 million of borrowings on the credit line to pay down a private placement note as it matured on January 2, 2005. Our net debt-to-total capital ratio was 30.7% at March 31, 2005, down from 33.6% at year-end 2004.

The Company has a five-year syndicated credit agreement, as amended, with ten banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000, which may be increased to $400,000,000. At March 31, 2005 the Company also had $16,911,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $33,089,000 of letters of credit.

The Company also has $370,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.7 years, maturing from 2005 to 2013.

Both the syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with our acquisition of Precision Strip, Inc. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of our material corporate subsidiaries. The security interest was to terminate when we met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our syndicated credit facility and our senior note agreements was automatically released as we met the required conditions of the release due to our strong earnings in 2004. These agreements are all now unsecured.

We did not repurchase any shares of our common stock during the 2005 first quarter. Proceeds from the issuance of common stock upon exercise of stock options during the 2005 first quarter were $5.8 million.

Capital expenditures were $10.8 million for the three months ended March 31, 2005. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2005, as compared to those disclosed in our table of contractual obligations included in our Form 10-K for the year ended December 31, 2004. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital and capital expenditure needs and to fund acquisitions in the foreseeable future.

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

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $341.8 million at March 31, 2005, or approximately 20.9% of total assets or 39.1% of consolidated shareholders’ equity.

Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2004 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of March 31, 2005.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2004 Form 10-K.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

Item 4. Controls And Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K.

PART II – OTHER INFORMATION

Item 6. Exhibits

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

RELIANCE STEEL & ALUMINUM CO.
Dated: May 9, 2005	By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer

By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer