Form 10-Q
period 2005-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2005-08-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐
     As of July 31, 2005, 32,964,049 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.
  i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,210	$11,659
Accounts receivable, less allowance for doubtful accounts of $9,865 at June 30, 2005 and $8,699 at December 31, 2004	362,030	329,991
Inventories	369,665	349,779
Prepaid expenses and other current assets	15,183	17,216
Deferred income taxes	24,592	24,584

Total current assets	787,680	733,229
Property, plant and equipment, at cost:
Land	58,887	57,982
Buildings	262,917	261,228
Machinery and equipment	383,521	370,229
Accumulated depreciation	(247,383)	(230,626)

	457,942	458,813

Goodwill	341,780	341,780
Other assets (including intangibles not subject to amortization)	29,670	29,509

Total assets	$1,617,072	$1,563,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$157,446	$140,323
Accrued expenses	19,066	17,561
Accrued compensation and retirement costs	36,922	49,959
Accrued insurance costs	24,502	20,297
Deferred income taxes	138	138
Current maturities of long-term debt	48,525	46,400

Total current liabilities	286,599	274,678
Long-term debt	325,475	380,850
Long-term retirement costs	15,435	14,102
Deferred income taxes	55,613	55,613
Minority interest	13,882	15,536
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value: Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value: Authorized shares — 100,000,000 Issued and outstanding shares — 32,925,924 at June 30, 2005 and 32,669,967 at December 31, 2004, stated capital	320,402	313,953
Retained earnings	599,145	508,147
Accumulated other comprehensive income	521	452

Total shareholders’ equity	920,068	822,552

Total liabilities and shareholders’ equity	$1,617,072	$1,563,331

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	June 30,
	2005	2004
Net sales	$816,342	$760,780
Other income, net	699	1,386

	817,041	762,166

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	594,107	532,313
Warehouse, delivery, selling, general and administrative	123,571	120,723
Depreciation and amortization	12,107	11,066
Interest	6,206	7,256

	735,991	671,358

Income before minority interest and income taxes	81,050	90,808
Minority interest	(1,940)	(3,798)

Income from continuing operations before income taxes	79,110	87,010
Provision for income taxes	30,061	34,213

Net income	$49,049	$52,797

Earnings per share:
Income from continuing operations – diluted	$1.48	$1.62

Weighted average shares outstanding – diluted	33,086,102	32,674,395

Income from continuing operations – basic	$1.49	$1.63

Weighted average shares outstanding – basic	32,915,847	32,446,394

Cash dividends per share	$.09	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Six Months Ended
	June 30,
	2005	2004
Net sales	$1,628,249	$1,416,545
Other income, net	1,364	1,893

	1,629,613	1,418,438

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,190,078	1,000,648
Warehouse, delivery, selling, general and administrative	245,353	239,229
Depreciation and amortization	23,269	22,112
Interest	12,507	14,736

	1,471,207	1,276,725

Income before minority interest and income taxes	158,406	141,713
Minority interest	(4,516)	(5,545)

Income from continuing operations before income taxes	153,890	136,168
Provision for income taxes	58,478	53,532

Net income	$95,412	$82,636

Earnings per share:
Income from continuing operations – diluted	$2.89	$2.54

Weighted average shares outstanding – diluted	33,023,552	32,564,497

Income from continuing operations – basic	$2.90	$2.55

Weighted average shares outstanding – basic	32,848,990	32,369,777

Cash dividends per share	$.18	$.12

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$95,412	$82,636
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	23,269	22,112
Loss (gain) on sales of machinery and equipment	2	(667)
Deferred income taxes	(14)	—
Minority interest	4,516	5,545
Tax benefit on stock options exercised	1,509	1,188
Changes in operating assets and liabilities:
Accounts receivable	(32,039)	(122,701)
Inventories	(19,886)	(54,034)
Prepaid expenses and other assets	(597)	(2,743)
Accounts payable and accrued expenses	11,129	72,390

Net cash provided by operating activities	83,301	3,726

Investing activities:
Purchases of property, plant and equipment, net	(21,060)	(15,883)
Proceeds from sales of property and equipment	1,129	2,408
Tax reimbursements made related to prior acquisition	—	(16,475)

Net cash used in investing activities	(19,931)	(29,950)

Financing activities:
Proceeds from borrowings	187,000	144,000
Principal payments on long-term debt and short-term borrowings	(240,250)	(120,250)
Payments to minority shareholders	(6,170)	—
Dividends paid	(5,923)	(3,884)
Exercise of stock options	6,203	6,371
Issuance of common stock	246	236

Net cash (used in) provided by financing activities	(58,894)	26,473
Effect of exchange rate changes on cash	75	177

Increase in cash and cash equivalents	4,551	426
Cash and cash equivalents at beginning of period	11,659	2,166

Cash and cash equivalents at end of period	$16,210	$2,592

Supplemental cash flow information:
Interest paid during the period	$12,372	$14,618
Income taxes paid during the period	$57,994	$40,285
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Reliance Steel & Aluminum Co. Form 10-K.
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
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have an impact on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Revolving line of credit ($335,000,000 limit) originally due October 24, 2006, closed June 13, 2005, interest at variable rates, weighted average rate of 3.66% during the six months ended June 30, 2005	$—	$30,000
Revolving line of credit ($600,000,000 limit) due June 22, 2010, interest at variable rates	—	—
Senior unsecured notes due from January 2, 2007 to January 2, 2009, average fixed interest rate of 7.33%	30,000	53,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate of 7.06%	55,000	55,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate of 6.55%	150,000	150,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate of 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the six months ended June 30, 2005 of 2.28%	2,450	2,450
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during the six months ended June 30, 2005 of 2.49%	1,550	1,800

Total	374,000	427,250
Less amounts due within one year	(48,525)	(46,400)

Total long-term debt	$325,475	$380,850

The Company had a five-year syndicated credit agreement, as amended, with ten banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000. On June 13, 2005, the Company entered into a new syndicated Credit Agreement with 15 banks as lenders. The Credit Agreement provides for an unsecured, $600,000,000 revolving credit facility with a term of five years and replaces the Company’s previous $335,000,000 credit facility. The Company intends to use the new credit facility for working capital and general corporate purposes, internal growth initiatives and funding acquisitions. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.125%.
At June 30, 2005 the Company also had $15,605,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,395,000 of letters of credit.
The Company has $370,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.5 years, maturing from 2005 to 2013.
Both the $335,000,000 syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with the Company’s acquisition of Precision Strip, Inc. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest was to terminate when the Company met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our $335,000,000 syndicated credit facility and our senior note

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
agreements was automatically released as the Company met the required conditions of the release. The senior note agreements and the $600,000,000 credit facility are unsecured.
The $600,000,000 syndicated credit agreement also requires the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and includes certain restrictions on the amount of cash dividends the Company may pay, among other things.
4. Shareholders’ Equity
In the six months ended June 30, 2005, the Company issued 250,375 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $6,203,000. The tax benefit to the Company associated with these exercises amounted to approximately $1,509,000. In addition, 5,582 shares of common stock were issued to division managers of the Company in February 2005 under the Key Man Incentive Plan for 2004. In May 2005, the Company amended and restated its stock repurchase program, authorizing up to an additional 6,000,000 shares of its common stock to be repurchased. The Company did not repurchase any shares of its common stock during the six-month period ended June 30, 2005.
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income (loss) for each of the three- and six-month periods ended June 30, 2005 and 2004, respectively, included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$49,049	$52,797	$95,412	$82,636
Other comprehensive income (loss):
Foreign currency translation income (loss)	(171)	23	75	88
Unrealized gain/(loss) on investments, net of tax	60	37	(6)	10

Total other comprehensive income (loss)	(111)	60	69	98

Total comprehensive income	$48,938	$52,857	$95,481	$82,734

Accumulated other comprehensive income included the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Foreign currency translation adjustments	$1,574	$1,499
Unrealized gain on investments	82	88
Minimum pension liability	(1,135)	(1,135)

	$521	$452

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $(49,000) and $694,000, respectively, as of June 30, 2005 and $(54,000) and $692,000 respectively, as of December 31, 2004.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Reported net income	$49,049	$52,797	$95,412	$82,636
Stock-based employee compensation cost, net of tax	248	291	507	588

Pro forma net income	$48,801	$52,506	$94,905	$82,048

Earnings per share from continuing operations:
Basic — reported	$1.49	$1.63	$2.90	$2.55

Basic — pro forma	$1.48	$1.62	$2.89	$2.53

Diluted — reported	$1.48	$1.62	$2.89	$2.54

Diluted — pro forma	$1.47	$1.61	$2.87	$2.52

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended June 30,	2005	2004	2005	2004
Service Cost	$103	$98	$91	$80
Interest Cost	216	198	117	106
Expected return on assets	—	—	(128)	(125)
Amortization of prior service cost	49	49	(1)	(1)
Amortization of net loss	40	28	7	—

Net periodic pension cost	$408	$373	$86	$60

	SERP Plans		Defined Benefit Plans
Six Months Ended June 30,	2005	2004	2005	2004
Service Cost	$206	$196	$182	$160
Interest Cost	432	396	235	212
Expected return on assets	—	—	(257)	(250)
Amortization of prior service cost	98	98	(3)	(2)
Amortization of net loss	80	56	15	—

Net periodic pension cost	$816	$746	$172	$120

The Company previously disclosed in its financial statements for the year ended December 31, 2004, included in its Form 10-K, that it expected to contribute $1,697,000 to its defined benefit plans in 2005. As of June 30, 2005, contributions of $376,000 had been made. The Company also disclosed in its Form 10-K for the year ended December 31, 2004 that it terminated one of the defined benefit plans as of that date and expects to distribute the assets in 2005.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Earnings Per Share
The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income	$49,049	$52,797	$95,412	$82,636

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	32,916	32,446	32,849	32,370

Effect of dilutive securities:
Stock options	170	228	175	194

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	33,086	32,674	33,024	32,564

Earnings per share from continuing operations – diluted	$1.48	$1.62	$2.89	$2.54

Earnings per share from continuing operations – basic	$1.49	$1.63	$2.90	$2.55

There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and six months ended June 30, 2005 and 2004.
8. Subsequent Event
On July 1, 2005, the Company acquired 100% of the outstanding capital stock of Chapel Steel Corp. (“Chapel”), headquartered in Spring House (Philadelphia), Pennsylvania. The Company paid $94,200,000 in cash plus the assumption of approximately $16,800,000 of debt for all of the outstanding capital stock of Chapel.
Chapel is a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), PA; Bourbonnais (Chicago), IL; Houston, TX; Birmingham, AL; and Portland, OR. Chapel also warehouses and distributes its products in Cincinnati, OH and Hamilton, Ontario, Canada. Chapel’s net sales for the fiscal year ended December 31, 2004 were approximately $273,000,000. Chapel will operate as a wholly-owned subsidiary of Reliance. The acquisition was funded on July 1, 2005 with borrowings on the Company’s existing $600,000,000 syndicated credit facility.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three- and six-month periods ended June 30, 2005 and 2004 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$816,342	100.0%	$760,780	100.0%	$1,628,249	100.0%	$1,416,545	100.0%

Gross profit	222,235	27.2	228,467	30.0	438,171	26.9	415,897	29.4

S,G&A expenses	123,571	15.1	120,723	15.9	245,353	15.1	239,229	16.9

Depreciation expense	10,423	1.3	10,266	1.3	20,800	1.3	20,494	1.4

Operating profit(1)	$88,241	10.8%	$97,478	12.8%	$172,018	10.6%	$156,174	11.0%

(1)	Excludes other income, amortization expense, minority interest expense, interest expense, and income tax expense.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Our 2005 second quarter consolidated sales were our highest ever at $816.3 million, up 7.3% from our 2004 second quarter sales. This includes a 6.7% decrease in our tons sold and a 14.8% increase in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip).
We believe that our volume declined in the 2005 second quarter because there was an unusually high volume of purchases in the 2004 second quarter in advance of announced price increases for carbon steel products. Our average selling price per ton sold increased by 14.8% because of increased costs for most products that we sell and a shift in product mix. Carbon steel costs rose significantly beginning in the second quarter of 2004, and, although these costs have declined somewhat in 2005, the 2005 second quarter average cost is above the 2004 second quarter average cost. Aluminum and stainless steel costs for aerospace products increased steadily throughout 2004 and have continued to increase through the first half of 2005. The improved demand for aerospace products has also resulted in a slight shift in product mix with aluminum, stainless steel and titanium products increasing as a percent of our sales. Carbon steel sales as a percent of our total sales decreased 6.4% in the 2005 second quarter compared to the 2004 second quarter. The shift to higher priced products also contributed to our increased average selling prices in the second quarter of 2005.
Our 2005 second quarter gross profit was $222.2 million, down 2.7% from the 2004 second quarter. Gross profit as a percentage of sales in the 2005 second quarter was 27.2%, down from 30.0% in the 2004 second quarter, but up from 26.6% in the 2005 first quarter. During the second quarter of 2004, we were able to expand our gross profit margin due to our ability to pass the significant carbon steel cost increases on to our customers before we received the higher cost material in our inventory. In the 2005 second quarter the higher carbon steel costs are fully reflected and selling prices for most of these products declined during the quarter which reduced our gross profit margin. Our second quarter 2005 results had no incremental LIFO expense compared to $32.5 million in the second quarter of 2004. The difference was mainly because of the decline in costs for carbon steel products.
Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $2.8 million, or 2.4%, compared to the 2004 second quarter due mainly to general increases for labor, insurance and other costs. S,G&A expenses as a percentage of sales for the 2005 second quarter were 15.1%, down from 15.9% for the 2004 second quarter, due mainly to our increased selling prices.
Depreciation expense in the 2005 second quarter was $10.4 million compared to $10.3 million in the 2004 second quarter. Amortization expense was $2.5 million in the 2005 second quarter compared to $0.8 million in the 2004 second quarter. The increase was mainly due to the write-off of the deferred financing costs related to our $335 million syndicated credit facility that we replaced in June of 2005.
Operating profit in the 2005 second quarter was $88.2 million, or 10.8% of sales, compared to $97.5 million, or 12.8% of sales, in the 2004 second quarter. The decrease is mainly due to lower gross profit margins in 2005, as discussed above.
Interest expense decreased to $6.2 million in the 2005 second quarter from $7.3 million in the 2004 second quarter, due to lower borrowing levels because of the strong cash flow that we generated in late 2004 and the first half of 2005. Also, the pricing on our credit facility decreased due to our improved profitability levels.
Minority interest expense in the 2005 second quarter decreased by $1.9 million from the 2004 second quarter mainly because we purchased the remaining 30.5% interest from the other shareholder in Valex Korea in July of 2004. The 2005 minority interest represents the net income attributed to the 49.5% of American Steel, L.L.C. that we do not own.
Our effective income tax rate for the 2005 second quarter was 38.0%, down from 39.3% in the 2004 second quarter. Our 2004 full-year tax rate was 37.1%. The changes in our tax rate are mainly due to changes in the geographic composition of our income, lower tax rates from our foreign operations and benefits from state and city income tax credits.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Our 2005 six-month consolidated sales of $1.63 billion were up 14.9% from the 2004 six-month period. This includes an 11.2% decrease in tons sold and a 29.6% increase in our average selling price per ton.
Our volume was down from the prior year period mainly because of the unusually high volume of purchases that occurred in the first half of 2004 when our customers were trying to build inventory ahead of the significant carbon steel price increases that occurred in the first half of 2004. Because carbon steel prices have been declining in 2005, our customers are not building inventory. However, demand for aerospace products has increased in 2005 over the 2004 periods. Our average selling price per ton sold increased because of increased costs for most products that we sell and a shift in product mix compared to the prior year period. The shift to higher priced aluminum, stainless steel and titanium products contributed to our increased average selling prices in the 2005 six-month period.
Our gross profit for the 2005 six-month period was $438.2 million compared to $415.9 million in 2004 because of our higher sales levels in 2005. However, our gross profit margin in the 2005 six-month period was 26.9%, down from 29.4% in the 2004 six-month period. Our 2004 gross profit margin reflected our ability to pass the significant carbon steel cost increases on to our customers before we received the higher cost material in our inventory, especially in the second quarter of 2004.
Our LIFO expense for the 2005 six-month period is significantly lower than in the same period of 2004 mainly because of changes in our costs for carbon steel products. Costs for carbon steel products have declined in 2005 from the beginning of the year. However, the increased costs of aluminum and stainless steel products have more than offset the LIFO impact of the decline. For the 2005 six-month period, we recorded LIFO expense, which is included in our cost of sales, of $12.5 million compared to LIFO expense of $60 million in the 2004 six-month period.
In the 2005 six-month period our warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $6.1 million, or 2.6% compared to 2004. The expenses as a percent of sales in the 2005 six-month period were 15.1% compared to 16.9% in the 2004 period. The declines as a percent of sales are mainly due to our increased selling prices in 2005.

Depreciation expense for the 2005 six-month period was $20.8 million compared to $20.5 million in 2004. Amortization expense increased $0.9 million in the 2005 six-month period due to the write-off of deferred financing costs related to our $335 million syndicated credit facility that we replaced in June of 2005.
Our 2005 six-month operating profit was $172.0 million, resulting in an operating profit margin of 10.6%, compared to $156.2 million, or an 11.0% operating profit margin in the 2004 period. Our higher sales levels provided increased operating profit dollars in 2005, although our increased metal costs resulted in a slightly lower operating profit margin.
Interest expense for the 2005 six-month period decreased $2.2 million, or 15.1%, due to lower borrowing levels because of the strong cash flow that we generated over the last year. Also, the pricing on our credit facility decreased due to our improved profitability levels.
In the 2005 six-month period minority interest expense decreased from the 2004 six-month period mainly because we purchased the remaining 30.5% interest from the other shareholder in Valex Korea in July of 2004.
Our 2005 six-month period effective income tax rate was 38.0%, down from 39.3% in the 2004 six-month period. The full-year 2004 rate was 37.1%. The changes in our tax rate are mainly due to changes in the geographic composition of our income, lower tax rates from our foreign operations and benefits from state and city income tax credits.
Liquidity and Capital Resources
At June 30, 2005, our working capital was $501.1 million compared to $458.6 million at December 31, 2004. The increase was mainly due to an increase in our accounts receivable of $32.0 million and an increase in our inventory of $19.9 million resulting from improved sales levels, offset by higher accounts payable and accrued expense balances of $11.1 million mainly due to our increased inventory purchases in 2005 to support our increased sales levels.
To manage our working capital, we focus on our number of days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of June 30, 2005, our days sales outstanding were approximately 41 days, consistent with our rate at December 31, 2004. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at June 30, 2005 was about 4.9 times, down slightly from 5.1 times in 2004.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $83.3 million in the six-month period ended June 30, 2005 compared to $3.7 million in the same period in 2004. We used this cash flow to pay down debt of $53.3 million and to fund our capital expenditures of $21.1 million in the six months ended June 30, 2005. Our outstanding debt at June 30, 2005 was $374.0 million, compared to $427.3 million at December 31, 2004. At June 30, 2005, we had no outstanding borrowings on our $600 million revolving line of credit. We paid down a $23 million private placement note when it matured on January 2, 2005. Our net debt-to-total capital ratio was 28.0% at June 30, 2005, down from 33.6% at December 31, 2004.
In June 2005, we replaced our $335 million credit facility with a $600 million, five-year, unsecured revolving credit facility with fifteen banks. The $335 million facility was scheduled to mature in October 2006. At June 30, 2005, we had $15.6 million of letters of credit outstanding under our $600 million credit facility with availability to issue an additional $34.4 million of letters of credit. The new $600 million syndicated credit facility requires that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and includes restrictions on the amount of cash dividends we may pay. The Company intends to use the new credit facility for working capital and general corporate purposes, internal growth initiatives and funding acquisitions.

On July 1, 2005, we completed the acquisition of Chapel Steel Corp. and funded the $94.2 million purchase price and the pay down of approximately $16.8 million of Chapel’s debt with borrowings on our new revolving line of credit.
The Company also has $370 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.5 years, maturing from 2005 to 2013.
Both the $335 million syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with our acquisition of Precision Strip, Inc. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of our material corporate subsidiaries. The security interest was to terminate when we met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our syndicated credit facility and our senior note agreements was automatically released as we met the required conditions of the release. The senior note agreements and our new $600 million credit facility are unsecured.
In May 2005, we amended and restated our stock repurchase program authorizing up to an additional six million shares of our common stock to be repurchased. We did not repurchase any shares of our common stock during the six-month period ended June 30, 2005. Proceeds from the issuance of common stock upon exercise of stock options during the first half of 2005 were $6.2 million.
Capital expenditures were $21.1 million for the six months ended June 30, 2005. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2005, as compared to those disclosed in our table of contractual obligations included in our Form 10-K for the year ended December 31, 2004, other than the acquisition of Chapel Steel Corp. noted above. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital and capital expenditure needs and to fund acquisitions in the foreseeable future.
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
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $341.8 million at June 30, 2005, or approximately 21.1% of total assets or 37.1% of consolidated shareholders’ equity.
Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2004 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of June 30, 2005.
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
Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 18, 2005.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regualtion 14A under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

Three directors were elected at the annual meeting. Douglas M. Hayes: 27,394,241 shares were voted for election and 2,343,124 shares were withheld. Franklin R. Johnson: 27,847,708 shares were voted for election and 1,889,657 shares were withheld. Leslie A. Waite: 27,663,844 shares were voted for election and 2,073,521 shares were withheld.

The Company’s Directors Stock Option Plan was amended and restated to provide for annual grants of stock options and to make the expiration date of such stock option ten years from the date of grant. The amendment was approved: 22,989,724 shares were voted for the proposal, 4,538,601 shares were voted against it and 462,536 shares abstained.

Based upon the recommendation of the Audit Committee, Ernst & Young LLP was selected as the Company’s independent registered accounting firm to perform the annual audit of the financial statements of the Company and its subsidiaries for 2005. The selection was approved: 29,167,189 shares were voted for the proposal, 566,383 shares were voted against it and 3,793 shares abstained.
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

RELIANCE STEEL & ALUMINUM CO.
Dated: August 9, 2005	By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer