Form 10-Q
period 2005-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2005-11-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, 33,088,899 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,419	$11,659
Accounts receivable, less allowance for doubtful accounts of $10,304 at September 30, 2005 and $8,699 at December 31, 2004	394,326	329,991
Inventories	367,112	349,779
Prepaid expenses and other current assets	17,631	17,216
Deferred income taxes	24,573	24,584

Total current assets	814,061	733,229
Property, plant and equipment, at cost:
Land	59,176	57,982
Buildings	273,346	261,228
Machinery and equipment	395,827	370,229
Accumulated depreciation	(257,425)	(230,626)

	470,924	458,813

Goodwill	404,464	341,780
Other assets (including intangibles not subject to amortization)	38,767	29,509

Total assets	$1,728,216	$1,563,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$159,575	$140,323
Accrued expenses	22,784	17,561
Accrued compensation and retirement costs	47,255	49,959
Accrued insurance costs	24,691	20,297
Deferred income taxes	138	138
Current maturities of long-term debt	48,525	46,400
Current maturities of capital leases	639	—

Total current liabilities	303,607	274,678
Long-term debt	365,275	380,850
Capital lease obligations	5,542	—
Long-term retirement costs	16,030	14,102
Deferred income taxes	55,613	55,613
Minority interest	14,648	15,536
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 32,986,924 at September 30, 2005 and 32,669,967 at December 31, 2004, stated capital	321,947	313,953
Retained earnings	645,905	508,147
Accumulated other comprehensive (loss) income	(351)	452

Total shareholders’ equity	967,501	822,552

Total liabilities and shareholders’ equity	$1,728,216	$1,563,331

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2005	2004
Net sales	$870,124	$783,670
Other income, net	1,345	483

	871,469	784,153

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	641,396	568,748
Warehouse, delivery, selling, general and administrative	130,260	121,047
Depreciation and amortization	11,537	11,034
Interest	6,783	7,080

	789,976	707,909

Income before minority interest and income taxes	81,493	76,244
Minority interest	(1,755)	(3,353)

Income from continuing operations before income taxes	79,738	72,891
Provision for income taxes	30,301	28,751

Net income	$49,437	$44,140

Earnings per share:
Income from continuing operations — diluted	$1.49	$1.35

Weighted average shares outstanding — diluted	33,166,083	32,802,503

Income from continuing operations — basic	$1.50	$1.36

Weighted average shares outstanding — basic	32,966,902	32,545,999

Cash dividends per share	$.10	$.07

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Nine Months Ended
	September 30,
	2005	2004
Net sales	$2,498,373	$2,200,215
Other income, net	2,709	2,376

	2,501,082	2,202,591

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,831,474	1,569,396
Warehouse, delivery, selling, general and administrative	375,613	360,276
Depreciation and amortization	34,806	33,146
Interest	19,290	21,816

	2,261,183	1,984,634

Income before minority interest and income taxes	239,899	217,957
Minority interest	(6,271)	(8,898)

Income from continuing operations before income taxes	233,628	209,059
Provision for income taxes	88,779	82,283

Net income	$144,849	$126,776

Earnings per share:
Income from continuing operations — diluted	$4.38	$3.88

Weighted average shares outstanding — diluted	33,062,949	32,641,089

Income from continuing operations — basic	$4.40	$3.91

Weighted average shares outstanding — basic	32,888,726	32,428,946

Cash dividends per share	$.28	$.19

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income	$144,849	$126,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,806	33,146
Loss (gain) on sales of machinery and equipment	30	(585)
Minority interest	6,271	8,898
Tax benefit on stock options exercised	2,130	1,532
Changes in operating assets and liabilities:
Accounts receivable	(39,786)	(136,781)
Inventories	8,928	(88,629)
Prepaid expenses and other assets	(2,438)	(1,630)
Accounts payable and accrued expenses	10,378	88,443

Net cash provided by operating activities	165,168	31,170

Investing activities:
Purchases of property, plant and equipment, net	(34,314)	(27,695)
Acquisition of metal service center, net of cash acquired	(94,383)	—
Tax reimbursements made related to prior acquisition	—	(16,475)
Purchase of equity interest in foreign subsidiary	—	(473)
Proceeds from sales of property and equipment	1,191	2,590

Net cash used in investing activities	(127,506)	(42,053)

Financing activities:
Proceeds from borrowings	372,000	193,000
Principal payments on long-term debt, capital lease obligations, and short-term borrowings	(402,381)	(182,400)
Payments to minority partner	(7,159)	(1,709)
Dividends paid	(9,220)	(6,162)
Exercise of stock options	7,748	7,758
Issuance of common stock	246	236

Net cash (used in) provided by financing activities	(38,766)	10,723
Effect of exchange rate changes on cash	(136)	219

(Decrease) increase in cash and cash equivalents	(1,240)	59
Cash and cash equivalents at beginning of period	11,659	2,166

Cash and cash equivalents at end of period	$10,419	$2,225

Supplemental cash flow information:
Interest paid during the period	$16,710	$19,001
Income taxes paid during the period	$86,148	$69,120
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Reliance Steel & Aluminum Co. Form 10-K.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
On July 1, 2005, the Company acquired 100% of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), headquartered in Spring House (Philadelphia), Pennsylvania. The Company paid $94,200,000 in cash for the equity of Chapel Steel and assumed approximately $16,800,000 of Chapel Steel’s debt.
Chapel Steel is a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), PA; Bourbonnais (Chicago), IL; Houston, TX; Birmingham, AL; and Portland, OR. Chapel Steel also warehouses and distributes its products in Cincinnati, OH and Hamilton, Ontario, Canada. Chapel Steel’s net sales for the fiscal year ended December 31, 2004 were approximately $273,000,000. Chapel Steel now operates as a wholly-owned subsidiary of RSAC Management Corp., a wholly owned subsidiary of Reliance.
The acquisition was funded on July 1, 2005 with borrowings on the Company’s existing $600,000,000 syndicated credit facility. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of intangible assets.
The operating results of Chapel Steel are included in the Company’s consolidated results of operations from the date of acquisition. The following unaudited proforma summary financial results presents the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including interest expense on the acquisition debt, compensation expense, amortization of certain identifiable intangible assets, and a provision for income taxes as Chapel Steel was previously taxed as an S-Corporation under Section 1361 of the Internal Revenue Code. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2005 or 2004, or of any potential results which may occur in the future.

Three Months Ended
September 30, 2004
(In thousands, except
per share amounts)
Proforma (unaudited):
Net sales	$857,674
Net income	$54,416
Earnings per share — diluted	$1.66
Earnings per share — basic	$1.67

	Nine Months Ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Proforma (unaudited):
Net sales	$2,635,081	$2,403,835
Net income	$152,012	$153,724
Earnings per share — diluted	$4.60	$4.71
Earnings per share — basic	$4.62	$4.74
The pro-forma adjustments included in amounts shown above are discussed in detail in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission September 16, 2005.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Revolving line of credit ($335,000,000 limit) originally due October 24, 2006, terminated June 13, 2005, interest at variable rates, weighted average rate of 3.66% during the period from January 1, 2005 through June 13, 2005	$—	$30,000
Revolving line of credit ($600,000,000 limit) due June 13, 2010, interest at variable rates, weighted average rate of 4.19% during the period from June 13, 2005 through September 30, 2005	40,000	—
Senior unsecured notes due from January 2, 2007 to January 2, 2009, average fixed interest rate of 7.33%	30,000	53,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate of 7.06%	55,000	55,000
Senior unsecured notes due from October 15, 2005 to October 15, 2010, average fixed interest rate of 6.55%	150,000	150,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate of 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate during the nine months ended September 30, 2005 of 2.31%	2,250	2,450
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate during the nine months ended September 30, 2005 of 2.54%	1,550	1,800

Total	413,800	427,250
Less amounts due within one year	(48,525)	(46,400)

Total long-term debt	$365,275	$380,850

The Company had a five-year syndicated credit agreement, as amended, with ten banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000. On June 13, 2005, the Company entered into a new syndicated Credit Agreement with fifteen banks as lenders. The Credit Agreement provides for an unsecured, $600,000,000 revolving credit facility with a term of five years and replaces the Company’s previous $335,000,000 credit facility. The Company intends to use the new credit facility for working capital and general corporate purposes, internal growth initiatives and funding acquisitions. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.125%.
At September 30, 2005 the Company also had $15,504,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,496,000 of letters of credit.
The Company has $370,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.2 years, maturing from 2005 to 2013.
Both the $335,000,000 syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with the Company’s acquisition of Precision Strip, Inc. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest was to terminate when the Company met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our $335,000,000 syndicated credit facility and our senior note agreements was automatically released as the Company met the required conditions of the release. The senior note agreements and the $600,000,000 credit facility are unsecured.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The $600,000,000 syndicated credit agreement also requires the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and includes certain restrictions on the amount of cash dividends the Company may pay, among other things.
As part of the Chapel Steel acquisition, the Company acquired noncancelable capital leases related to three buildings with terms expiring in various years through 2018. At September 30, 2005 total obligations under these capital leases was $6,181,000. All three capital leases are with related parties.
5. Shareholders’ Equity
In the nine months ended September 30, 2005, the Company issued 311,375 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $7,748,000. The tax benefit to the Company associated with these exercises amounted to approximately $2,130,000. In addition, 5,582 shares of common stock were issued to division managers of the Company in February 2005 under the Key Man Incentive Plan for 2004. In May 2005, the Company amended and restated its stock repurchase program, authorizing up to an additional 6,000,000 shares of its common stock to be repurchased. The Company did not repurchase any shares of its common stock during the nine-month period ended September 30, 2005.
SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income (loss) for each of the three and nine-month periods ended September 30, 2005 and 2004, respectively, included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$49,437	$44,140	$144,849	$126,776
Other comprehensive income (loss):
Foreign currency translation income (loss)	(901)	57	(826)	145
Unrealized gain/(loss) on investments, net of tax	30	(33)	23	(23)

Total other comprehensive income (loss)	(871)	24	(803)	122

Total comprehensive income	$48,566	$44,164	$144,046	$122,898

Accumulated other comprehensive (loss) income included the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Foreign currency translation adjustments	$673	$1,499
Unrealized gain on investments	111	88
Minimum pension liability	(1,135)	(1,135)

Accumulated other comprehensive (loss) income	$(351)	$452

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $(67,000) and $692,000, respectively, as of September 30, 2005 and $(54,000) and $692,000 respectively, as of December 31, 2004.
6. Stock Option Plans
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
If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Reported net income	$49,437	$44,140	$144,849	$126,776
Stock-based employee compensation cost, net of tax	248	291	755	880

Pro forma net income	$49,189	$43,849	$144,094	$125,896

Earnings per share from continuing operations:
Basic — reported	$1.50	$1.36	$4.40	$3.91

Basic — pro forma	$1.49	$1.35	$4.38	$3.88

Diluted — reported	$1.49	$1.35	$4.38	$3.88

Diluted — pro forma	$1.48	$1.34	$4.36	$3.86

7. Employee Benefits
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended September 30,	2005	2004	2005	2004
Service Cost	$103	$98	$91	$80
Interest Cost	216	198	117	106
Expected return on assets	—	—	(128)	(125)
Amortization of prior service cost	49	49	(1)	(1)
Amortization of net loss	40	28	7	—

Net periodic pension cost	$408	$373	$86	$60

	SERP Plans		Defined Benefit Plans
Nine Months Ended September 30,	2005	2004	2005	2004
Service Cost	$309	$294	$273	$239
Interest Cost	648	594	352	317
Expected return on assets	—	—	(385)	(375)
Amortization of prior service cost	147	147	(4)	(4)
Amortization of net loss	119	85	22	2

Net periodic pension cost	$1,223	$1,120	$258	$179

The Company previously disclosed in its financial statements for the year ended December 31, 2004, included in its Form 10-K, that it expected to contribute $1,697,000 to its defined benefit plans in 2005. As of September 30, 2005, contributions of $1,128,000 had been made. The Company also disclosed in its Form 10-K for the year ended December 31, 2004 that it terminated one of the defined benefit plans as of that date and expects to distribute the assets in 2005 or 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Earnings Per Share
The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Net income	$49,437	$44,140	$144,849	$126,776

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	32,967	32,546	32,889	32,429

Effect of dilutive securities:
Stock options	199	257	174	212

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	33,166	32,803	33,063	32,641

Earnings per share from continuing operations — diluted	$1.49	$1.35	$4.38	$3.88

Earnings per share from continuing operations — basic	$1.50	$1.36	$4.40	$3.91

There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and nine months ended September 30, 2005 and 2004.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three and nine-month periods ended September 30, 2005 and 2004 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$870,124	100.0%	$783,670	100.0%	$2,498,373	100.0%	$2,200,215	100.0%

Gross profit	228,728	26.3	214,922	27.4	666,899	26.7	630,819	28.7

S,G&A expenses	130,260	15.0	121,047	15.4	375,613	15.0	360,276	16.4

Depreciation expense	10,626	1.2	10,239	1.3	31,426	1.3	30,733	1.4

Operating profit(1)	$87,842	10.1%	$83,636	10.7%	$259,860	10.4%	$239,810	10.9%

(1)	Excludes other income, amortization expense, minority interest expense, interest expense, and income tax expense.
2005 Acquisition
On July 1, 2005, the Company acquired 100% of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), headquartered in Spring House (Philadelphia), Pennsylvania. The Company paid $94.2 million in cash for the equity of Chapel Steel and assumed approximately $16.8 million of Chapel Steel’s debt.
Chapel Steel is a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), PA; Bourbonnais (Chicago), IL; Houston, TX; Birmingham, AL; and Portland, OR. Chapel Steel also warehouses and distributes its products in Cincinnati, OH and Hamilton, Ontario, Canada. Chapel Steel’s net sales for the fiscal year ended December 31, 2004 were approximately $273 million. Chapel Steel now operates as a wholly-owned subsidiary of Reliance.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Our 2005 third quarter consolidated sales were our highest ever at $870.1 million, up 11.0% from our 2004 third quarter sales. This includes a 12.6% increase in our tons sold and a 1.5% decrease in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip, a toll processing business). Our acquisition of Chapel Steel in July 2005 contributed to our increased sales in the 2005 third quarter. Same-store sales, which exclude the sales of Chapel Steel, were $810.5 million in the 2005 third quarter, up 3.4% from the 2004 third quarter, with a 2.3% increase in our tons sold and a 0.8% increase in our average selling price per ton sold.
Our volume increased in 2005 compared to 2004 because of the Chapel Steel acquisition and because demand increased late in the third quarter of 2005, which we believe was due to both improved end market demand and buying ahead of the September 2005 mill price increases that were announced in August. Also, demand for many of our aluminum and stainless steel products increased in the third quarter of 2005 as compared to 2004. Our average selling price per ton sold decreased in the 2005 third quarter from the 2004 third quarter mainly because of our shift in product mix due to the Chapel Steel acquisition that increased our sales of carbon steel products. On a same-store basis, our average selling price per ton sold increased 0.8% in the 2005 third quarter compared to the 2004 third quarter due to the significant increases in pricing of the aerospace-related products that we sell that more than offset the declines in carbon steel pricing in 2005.

Our 2005 third quarter gross profit was $228.7 million, up 6.4% from the 2004 third quarter. Gross profit as a percentage of sales in the 2005 third quarter was 26.3%, down from 27.4% in the 2004 third quarter. In the 2004 third quarter, carbon steel costs were continuing to increase significantly and we were able to expand our gross profit margins due to our ability to pass the cost increases on to our customers before we received the higher cost material in our inventory. In 2005, our costs for carbon steel products have declined, but our selling prices have fallen at a more rapid rate than our costs which contributed to lower gross profit margins in the 2005 third quarter. Also, the acquisition of Chapel Steel on July 1, 2005 has somewhat lowered our consolidated gross profit margin as their business is more of a wholesale distribution business that operates at a lower gross profit margin than the Company’s average.
Our 2005 third quarter results had LIFO expense of $4.0 million, which is included in our cost of sales, compared to $32.5 million in the 2004 third quarter. The difference was mainly because of changes in our costs for carbon steel products that have declined in 2005 from the beginning of the year costs but are expected to increase in the 2005 fourth quarter from the current levels. Also, costs of aluminum and stainless steel products have increased in 2005 with most of our 2005 third quarter LIFO expense due to increased costs for aerospace related aluminum, titanium and stainless steel products.
Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $9.2 million, or 7.6%, compared to the 2004 third quarter. The dollar increase in S,G&A expenses was due to Chapel Steel and increases in our sales volume. S,G&A expenses as a percentage of sales for the 2005 third quarter were 15.0%, down from 15.4% for the 2004 third quarter, due mainly to our increased sales levels and Chapel Steel’s operating expenses being lower than the Company’s average as a percentage of sales.
Depreciation expense in the 2005 third quarter was $10.6 million compared to $10.2 million in the 2004 third quarter. Amortization expense was $0.9 million in the 2005 third quarter compared to $0.8 million in the 2004 third quarter. These amounts increased mainly because of the additional expenses from Chapel Steel.
Operating profit in the 2005 third quarter was $87.8 million, or 10.1% of sales, compared to $83.6 million, or 10.7% of sales, in the 2004 third quarter. The dollar increase was mainly due to our higher sales level. The decrease in operating profit as a percentage of sales is mainly due to lower gross profit margins in the 2005 third quarter, as discussed above.
Interest expense decreased to $6.8 million in the 2005 third quarter from $7.1 million in the 2004 third quarter, mainly due to lower borrowing levels because of the strong cash flow that we generated in 2005. Our 2005 third quarter borrowings included the $111 million related to the acquisition of Chapel Steel on July 1, 2005, but we were able to pay down $71.0 million of those borrowings during the same period.
Minority interest expense in the 2005 third quarter decreased by $1.6 million from the 2004 third quarter primarily due to the lower profitability of American Steel, L.L.C. (“American Steel”), in which we own a 50.5% interest. American Steel sells primarily carbon steel products and their 2005 third quarter net income has declined from the 2004 period.
Our effective income tax rate for the 2005 third quarter was 38.0%, down from 39.4% in the 2004 third quarter. Our 2004 full-year tax rate was 37.1%. The changes in our tax rate are mainly due to changes in the geographic composition of our income, including our foreign operations that have lower tax rates and benefits from state and city income tax credits.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Our 2005 nine-month consolidated sales of $2.5 billion were up 13.6% from the 2004 nine-month period. This includes a 3.7% decrease in tons sold and an 18.0% increase in our average selling price per ton sold. Our acquisition of Chapel Steel in July 2005 contributed to the increase in sales in the nine-month period ended September 30, 2005. Same-store sales, which exclude the sales of Chapel Steel, were $2.44 billion in the nine-months ended September 30, 2005, up 10.8% from the 2004 nine-month period, with a 6.9% decrease in our tons sold and a 19.1% increase in our average selling price per ton sold.

Our 2005 year-to-date volume is down from 2004 mainly because of the heavy buying that occurred in 2004 when our customers were trying to build inventory ahead of the significant carbon steel price increases. Because carbon steel prices have been declining for most of 2005, our customers were not building inventory until late in the 2005 third quarter. Also, during 2005 demand for many of the aluminum and stainless steel products that we sell increased as compared to 2004, especially for aerospace-related products.
Our average selling price per ton sold has been higher in 2005 than in 2004 mainly because of increased costs for most products that we sell and due to the shift in product mix to a higher percentage of aluminum and stainless steel products as compared to 2004. Although carbon steel costs have declined during 2005 from 2004 levels, the average price for the first nine months of 2005 has remained slightly above the 2004 average for that period. Aluminum and stainless steel costs rose steadily throughout 2004 and have continued to increase in 2005, although the rate of increase has slowed. The improved demand for aerospace products resulted in a slight shift in product mix to higher-priced products that contributed to our increased average selling prices in 2005.
Our gross profit for the 2005 nine-month period was $666.9 million compared to $630.8 million in 2004 because of our higher sales levels in 2005. Our gross profit margin in the 2005 nine-month period was 26.7%, down from 28.7% in the 2004 nine-month period. In 2005 our gross profit margins declined mainly because of the pressure on our selling prices for carbon steel products resulting from lower costs, especially compared to 2004 when we experienced high profitability levels for these products because of limited availability and significant cost increases.
Our LIFO expense for the 2005 nine-month period is significantly lower than in the same period of 2004 mainly because costs for carbon steel products have declined in 2005 from the beginning of the year and in 2004 these costs increased significantly. In 2005, most of our LIFO expense is due to significant increases in costs for aerospace- related aluminum, titanium and stainless steel products. For the 2005 nine-month period, we recorded LIFO expense of $16.5 million compared to LIFO expense of $92.5 million in the 2004 nine-month period.
In the 2005 nine-month period our S,G&A expenses increased $15.3 million, or 4.3% compared to 2004. The expenses as a percent of sales in the 2005 nine-month period were 15.0% compared to 16.4% in the 2004 period. The dollar increase in S,G&A expenses was due to the inclusion of Chapel Steel beginning in the third quarter and general cost increases. The decrease in our S,G&A expenses as a percentage of sales was due mainly to our increased sales levels and Chapel Steel’s operating expenses being lower than the Company’s average as a percentage of sales.
Depreciation expense for the 2005 nine-month period was $31.4 million compared to $30.7 million in 2004. Amortization expense increased $1.0 million in the 2005 nine-month period. These expenses increased primarily due to additional expense from Chapel Steel beginning in the third quarter of 2005 and the write-off of financing costs related to our $335 million syndicated credit facility that we replaced in June of 2005.
Our 2005 nine-month operating profit was $259.9 million, or 10.4% of sales, compared to $239.8 million, or 10.9% in the 2004 period. Our higher sales levels provided increased operating profit dollars in 2005, although our lower gross profit margins reduced our operating profit margins somewhat.
Interest expense for the 2005 nine-month period decreased $2.5 million, or 11.6%, due to lower borrowing levels because of the strong cash flow that we generated in 2005.
In the 2005 nine-month period minority interest expense decreased from the 2004 nine-month period by $2.6 million because we purchased the remaining 30.5% interest from the other shareholder in Valex Korea in July of 2004 and because American Steel generated lower profits in the 2005 nine-month period compared to the 2004 period.
Our 2005 nine-month period effective income tax rate was 38.0%, down from 39.4% in the 2004 nine-month period. The full-year 2004 rate was 37.1%.

Liquidity and Capital Resources
At September 30, 2005, our working capital was $510.5 million compared to $458.6 million at December 31, 2004. The increase was mainly due to the working capital from Chapel Steel and an increase in our accounts receivable of $39.8 million, excluding accounts receivable from Chapel Steel. Our inventory decreased by $8.9 million, excluding the inventory from Chapel Steel, due to a focus on improving our inventory management and due to lower carbon steel costs.
To manage our working capital, we focus on our number of days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of September 30, 2005, our days sales outstanding were approximately 40 days, improved somewhat from our 2004 year-end rate of 41 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at September 30, 2005 was about 5.4 times, up slightly from 5.1 times in 2004.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $165.2 million in the nine-month period ended September 30, 2005 compared to $31.2 million in the same period in 2004. Our strong cash flow resulted from our high profit levels and our continued effective working capital management. We used this cash flow to acquire Chapel Steel and pay down debt of $30.4 million and to fund our capital expenditures of $34.3 million in the nine months ended September 30, 2005.
On July 1, 2005 we borrowed $111 million to fund the purchase of Chapel Steel and repayment of its outstanding debt. During the third quarter we paid down $71.0 million against this borrowing from our cash flow from operations. As of September 30, 2005 we had $40.0 million borrowed on our $600 million revolving line of credit. In January 2005 we paid down a $23 million private placement note upon its maturity. On October 15, 2005 we paid down another $23 million private placement note upon its maturity with cash flow from operations. Our net debt-to-total capital ratio at September 30, 2005 was 29.7%, down from 33.6% at year-end 2004, and also down from the proforma ratio of 33.8% at July 1 that reflected the funding of the Chapel Steel acquisition.
In June 2005, we replaced our $335 million credit facility with a $600 million, five-year, unsecured revolving credit facility with fifteen banks. The $335 million facility was scheduled to mature in October 2006. At September 30, 2005, we had $15.5 million of letters of credit outstanding under our $600 million credit facility with availability to issue an additional $34.5 million of letters of credit. The new $600 million syndicated credit facility requires that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and includes restrictions on the amount of cash dividends we may pay. The Company intends to use the new credit facility for working capital and general corporate purposes, internal growth initiatives and funding acquisitions.
The Company also has $370 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.2 years, maturing from 2005 to 2013.
Both the $335 million syndicated credit agreement and the senior notes became secured on July 1, 2003 concurrent with our acquisition of Precision Strip, Inc. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of our material corporate subsidiaries. The security interest terminated when we met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our syndicated credit facility and our senior note agreements was automatically released as we met the required conditions of the release. The senior note agreements and our new $600 million credit facility are unsecured.
Upon our acquisition of Chapel Steel, we assumed noncancelable capital leases related to three buildings with terms expiring at various years through 2018. At September 30, 2005 total obligations under these capital leases were $6.2 million.

In May 2005, we amended and restated our stock repurchase program authorizing up to an additional six million shares of our common stock to be repurchased. We did not repurchase any shares of our common stock during the nine-month period ended September 30, 2005. Proceeds from the issuance of common stock upon exercise of stock options during the nine months ended September 30, 2005 were $7.7 million.
Capital expenditures were $34.3 million for the nine months ended September 30, 2005. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2005, as compared to those disclosed in our table of contractual obligations included in our Form 10-K for the year ended December 31, 2004, other than the acquisition of Chapel Steel noted above. We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital and capital expenditure needs and to fund acquisitions in the foreseeable future.
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
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $404.5 million at September 30, 2005, or approximately 23.4% of total assets or 41.8% of consolidated shareholders’ equity. The September 30, 2005 financial statements reflect goodwill related to the acquisition of Chapel Steel of $62.7 million. This is based on a preliminary estimate and will be updated when the purchase price allocation is final.
Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2004 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of September 30, 2005.
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
On July 1, 2005, the Company acquired Chapel Steel. Due to the timing of the acquisition, Chapel Steel will not be included in management’s 2005 assessment of and report on internal control over financial reporting. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2005.
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

RELIANCE STEEL & ALUMINUM CO.

Dated: November 9, 2005	By:	/s/	David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/	Karla Lewis

Karla Lewis
Executive Vice President and
Chief Financial Officer