Form 10-K
period 2005-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2006-03-15
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑            Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2005 was $1,177,105,989.
     As of February 28, 2006, 33,156,699 shares of the registrant’s common stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     This Annual Report on Form 10-K contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the “Risk Factors” listed below and further discussed in detail in Item 1A of this filing may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:
•	Our interest rates on our debt could change. The interest rates on our variable rate debt increased steadily during 2005, and we anticipate that these rates will continue to increase through 2006.

•	Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations.

•	Our acquisitions might fail to perform as we anticipate. This could result in an impairment charge to write off some or all of the goodwill for that entity.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income.

•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•	Changes in demand for the products we sell can cause significant fluctuations in both availability and cost of the products. A significant or rapid increase or decrease in costs from current levels could have a severe negative impact on our gross profit.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2003, 2002 and 2001. This could occur in future periods.

•	Our business is very competitive and increased competition could reduce our gross profit margins and net income.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.

•	If existing shareholders sell their shares, the market price of our common stock could be depressed.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may adversely impact your rights as a shareholder.

•	We may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative reaction that adversely impacts our stock price.
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

ii

PART I
Item 1. Business
     We are one of the largest metals service center companies in the United States. Our network of 24 divisions, 21 operating subsidiaries and a 70%-owned company operates more than 100 locations in 32 states, Belgium, China and South Korea. Through this network, we provide metals processing services and distribute a full line of more than 90,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 95,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. We deliver products from facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. One of our subsidiaries has an international location in South Korea that serves the Asian semiconductor markets. Another subsidiary opened a metals service center in Belgium in January 2003 to service the European aerospace market. On March 1, 2006, our 70%-owned joint venture company, based in Singapore, acquired a metals service center company in China that mainly serves the electronics industry in China.
     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. This strategy and our proven operating methods have enabled us to outperform most of our competitors in the metals service center industry. We believe that our geographic, customer and product diversification also makes us less vulnerable to regional or industry specific economic volatility. Following the economic recession in 2001, 2002 and 2003, our industry experienced a broad-based significant and unprecedented upturn in 2004 that continued for many of our products throughout 2005. In 2005, we had record net sales of $3.4 billion and record net income of $205.4 million.
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
     These percentages have not changed significantly in the last five years. In the May 2005 issue, the magazine Purchasing reported that the North American metals distribution industry was estimated to have generated revenues of about $85 billion in 2004 (the latest year for which such information is available), up from $72 billion in 2000 and $58 billion in 2003, and that shipments of steel, aluminum, copper metals and superalloys to domestic buyers in 2004 were a record 63.5 million tons.
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
     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers. In 2002 and 2003, it was more difficult for our industry to pass through price increases of certain carbon steel products, as the increased costs resulted from supply constraints rather than customer demand, which is more typical. In 2004, these dynamics changed significantly as domestic mill shutdowns and increased global demand limited availability of several carbon steel products. This limited supply, along with somewhat improved U.S. demand, allowed service centers to increase their selling prices and pass these costs on to their customers. In 2005, although supply was not as limited as in 2004 and carbon steel prices declined from 2004 levels, the consolidation at the carbon steel mill level resulted in a more stable pricing environment for carbon steel products.

Demand and pricing for carbon steel products improved near the end of 2005. Aluminum and stainless steel pricing rose throughout 2005, with significant and rapid price and demand increases for aerospace-related products during 2005. We believe that service centers with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.
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
     In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In 2003, we acquired a company that processes metal for a fee without taking ownership of the metal. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and Flat-Rolled Aluminum and Stainless Steel

Bralco Metals	5	Aluminum, Brass, Copper and Stainless Steel
Engbar Pipe & Steel Co.	1	Carbon Steel Bars, Pipe and Tubing
MetalCenter	1	Flat-Rolled Aluminum and Stainless Steel
Olympic Metals	1	Aluminum, Brass, Copper and Stainless Steel
Reliance Metalcenter	10	Variety of Carbon Steel and Non-Ferrous Metal Products

Reliance Steel Company	2	Carbon Steel
Tube Service Co.	6	Specialty Tubing
Allegheny Steel Distributors, Inc.	1	Carbon Steel
Aluminum and Stainless, Inc.	2	Aluminum Sheet, Plate and Bar
American Metals Corporation.	3	Carbon Steel
American Steel, L.L.C..	2	Carbon Steel
AMI Metals, Inc.
AMI Metals	6	Heat-Treated Aluminum Sheet and Plate
AMI Metals Europe S.P.R.L.	1	Heat-Treated Aluminum Sheet and Plate
CCC Steel, Inc.
CCC Steel	1	Structural Steel
IMS Steel	1	Structural Steel
Central Plains Steel Co.	2	Carbon Steel
Chapel Steel Corp.	5	Carbon Steel Plate
Chatham Steel Corporation	5	Full-Line Service Centers
Durrett Sheppard Steel Co., Inc.	1	Carbon Steel Plate, Bar and Structurals
Everest Metals (Suzhou) Co., Ltd.	1	Aluminum Plate and Bar
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	2	Full-Line Service Centers
Good Metals Company	1	Tool and Alloy Steels
Hagerty Steel & Aluminum Company	1	Plate and Flat-Rolled Carbon Steel

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Liebovich Custom Fabricating Company	1	Metal Fabrication
Liebovich/PDM Steel & Aluminum Company	1	Carbon Steel Structurals and Plate
Lusk Metals	1	Precision Cut Aluminum Plate and Aluminum Sheet and Extrusions

Pacific Metal Company	7	Aluminum and Coated Carbon Steel
PDM Steel Service Centers, Inc.	7	Carbon Steel Structurals and Plate
Phoenix Corporation
Phoenix Metals Company	7	Flat-Rolled Aluminum, Stainless Steel and Coated Carbon Steel

Steel Bar	1	Carbon Steel Bars and Tubing
Precision Strip, Inc.	8	Toll Processing (Slitting, Leveling, Blanking) of Aluminum, Stainless Steel and Carbon Steel
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and Alloy Specialty Steels
United Alloys Aircraft Metals	1	Titanium Products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-Line Service Centers
East Tennessee Steel Supply	1	Carbon Steel Plate, Bar and Structurals
Georgia Steel Supply Company	1	Full-Line Service Center
Toma Metals, Inc.	1	Stainless Steel Sheet and Coil
Valex Corp.
Valex	4	Electropolished Stainless Steel Tubing and Fittings

Valex Korea Co., Ltd.	1	Electropolished Stainless Steel Tubing and Fittings

Viking Materials, Inc.	2	Flat-Rolled Carbon Steel
     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. For about 45% of our sales orders, we perform metals processing services, or first-stage processing, before distributing the product to manufacturers and other end-users, often within 24 hours from receipt of an order, if the order does not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2005, we handled approximately 9,700 transactions per business day, with average revenues of approximately $1,370 per transaction. Our total revenues for 2005 were $3.4 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large public metals service center companies and allows us to generate higher profits than those companies.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 30 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions and internal growth initiatives.
Acquisitions
     On July 1, 2005, we acquired all of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), Pennsylvania; Bourbonnais (Chicago), Illinois; Houston, Texas; Birmingham, Alabama; and Portland, Oregon. Chapel Steel also warehouses and distributes its products in Cincinnati, Ohio and Hamilton, Ontario, Canada. Chapel Steel is headquartered in Spring House (Philadelphia), Pennsylvania. We paid approximately $94.2 million in cash for the equity of Chapel Steel and assumed approximately $16.8 million of Chapel Steel’s debt. Chapel Steel’s net sales for the six months ended December 31, 2005 were approximately $131 million.
Pending Merger with Earle M. Jorgensen Company
     In January 2006, we jointly announced with Earle M. Jorgensen Company (“EMJ”) that we have entered into a definitive merger agreement pursuant to which we will acquire EMJ for approximately $13.00 per share in cash and stock, subject to a collar, which establishes the minimum and maximum of our stock to be issued. If the transaction successfully closes, EMJ will be merged with and into a wholly-owned subsidiary of Reliance.

The transaction is valued at approximately $934 million, including the assumption of EMJ’s net debt. EMJ’s revenues for their fiscal year ended March 31, 2005 were approximately $1.6 billion. The consideration to EMJ stockholders will be paid approximately 50% in our common stock and 50% in cash. Under the terms of the merger agreement, EMJ stockholders will have the right to receive consideration of $6.50 in cash and a number of shares of our common stock equal to about $6.50, depending on the average price of our stock at closing and the resulting exchange ratio. The exchange ratio will not be more than 0.1207 and not less than 0.0892 shares of Reliance common stock, for each share of EMJ stock outstanding. If the average price of our common stock for the 20 trading days ending on and including the second trading day prior to the closing is between $53.86 and $72.86 per share, the value of the Reliance common stock received would be $6.50 for each EMJ share. The cash portion, which includes the cash out of certain EMJ options and estimated transaction costs, will be financed under Reliance’s $600 million syndicated credit facility that will be increased to $700 million as of the closing of the transaction. Additionally, the Company will assume EMJ’s existing long-term debt.
     The proposed merger with EMJ must be approved by EMJ’s stockholders. A special meeting of stockholders has been scheduled for March 31, 2006. Reliance has entered into a voting agreement with holders of 50.1% of EMJ’s outstanding common stock that provides that such holders will vote for the merger, subject to certain termination rights. These stockholders would also be entitled to certain registration rights for their Reliance shares if the merger is approved.
Pending Acquisition
     In February 2006, we entered into a purchase agreement, through Precision Strip, Inc. (“Precision Strip”), a wholly owned subsidiary, to acquire certain assets and business of Flat Rock Metal Processing, LLC. (“Flat Rock”). Flat Rock is a toll processing company. Precision Strip will operate the Flat Rock businesses in Perrysburg, Ohio and Eldridge, Iowa, pending successful completion of due diligence and closing of the transaction.
Recent Developments
     In October 2005, we formed Reliance Pan Pacific Pte., Ltd. (“RPP”) with our joint venture partner Manufacturing Network Pte. Ltd. (“MNPL”). We own 70% of RPP and MNPL owns the remaining 30%. On March 1, 2006, RPP acquired 100% of the outstanding equity interest in Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company near Shanghai, People’s Republic of China. Everest Metals sells aluminum products to the Chinese electronics market and had 2005 sales of approximately $5.5 million. Everest Metals was previously wholly owned by MNPL.
     In January 2006, we purchased the remaining 49.5% of American Steel, L.L.C. From its inception on July 1, 1995 through April 30, 2002, we owned a 50% interest in the Membership Units of American Steel, which operates metals service centers in Portland, Oregon and Kent, Washington and processes and distributes primarily carbon steel products. We retained operating control over the assets and operations of American Steel and American Industries, Inc. owned the other 50% interest. Effective May 1, 2002, we increased our ownership to 50.5% of the outstanding Membership Units of American Steel and began consolidating its financial results. The 2005 net sales of American Steel were approximately $107 million.
     Valex Corp., our 97%-owned subsidiary, is a leading domestic manufacturer of electropolished stainless steel tubing and fittings primarily used in the construction and maintenance of semiconductor manufacturing plants. In 2005, Valex Corp. dissolved its French subsidiary due to reduced European demand. Also in 2005, Valex closed its distribution centers in Santa Clara, California and Portland, Oregon because the semiconductor chip manufacturing industry that Valex serves has experienced a significant shift to Asia. Valex Korea Co., Ltd., a wholly-owned subsidiary of Valex Corp., based near Seoul, increased its sales significantly as a result and is in the process of expanding its facility. Furthermore, in 2005, Valex opened a distribution center in New Hampshire to service a large customer in the New England area.
     In 2005, AMI Metals Europe, SPRL, opened a sales office in France and is currently in the process of expanding its warehouse facility in Belgium to better service its increased share of the European aerospace business. In 2006, Liebovich Bros. opened a new location near Green Bay, Wisconsin to further penetrate that geographic area. Phoenix Metals Company opened a new location near Cincinnati, Ohio in 2005 and opened another facility near Philadelphia, Pennsylvania in 2006 as new entries into these geographic regions. Phoenix Metals also purchased a new, larger, more efficient facility in Birmingham, Alabama and is building a new facility for its Charlotte, North Carolina operation to better support its customers in those areas. Allegheny Steel Distributors is in the process of expanding its Indianola, Pennsylvania facility to make room for additional equipment which is being installed to help support its increased business. Also Siskin Steel & Supply Co. is expanding its Chattanooga, Tennessee warehouse and Precision Strip is expanding its Talladega, Alabama facility.
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

This balanced, yet entrepreneurial, management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Division managers and other management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.
     We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We have developed and maintained an excellent reputation in the industry for our integrity and the quality and timeliness of our service to customers.
Customers
     Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, or because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.
     We have more than 95,000 metals service center customers in various industries. In 2005, no single customer accounted for more than 1% of our sales, and more than 85% of our orders were from repeat customers. Our customers are manufacturers and end-users in the general manufacturing, construction (both commercial and residential), transportation (rail, truck and auto), aerospace, and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services to larger customers, such as mills and original equipment manufacturers (OEM’s), and in larger annual volumes than we have experienced historically. Precision Strip has also indirectly increased our participation in the auto and appliance end markets. Our metals service centers wrote and delivered over 2,450,000 orders during 2005 at an average price of approximately $1,370. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 815 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. Approximately 4% of our sales were to international customers in 2005, with approximately 69% of these sales from our AMI Metals and Valex international locations serving the European and Asian markets.
     We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.
     Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. However, from 2001 through August 2003, we experienced lower sales levels due to a broad-based economic downturn that affected all industries. We experienced lower demand in each successive year from 2000 until September 2003 when we experienced an improvement in our customer demand, as well as pricing, for most of the products we sell. Customer demand levels continued to increase in 2004. In 2005, demand rose for some of our products (primarily those related to aerospace) and for other products was fairly steady with 2004 levels.
     Pricing for carbon steel products increased to record highs in 2004, primarily due to raw material shortages for the mills that increased their costs, and due to reduced supply resulting from the shutdown of some domestic capacity and from increased global demand that reduced the amount of import material available in the U.S. as it was re-routed to strong foreign markets such as China. Pricing for aluminum and stainless steel products also increased steadily throughout the year as demand increased, especially for aerospace products. There were significant and rapid increases for both pricing and demand of aerospace products throughout 2005.
     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Southeast region of the United States has become our largest market. Although our sales dollars in each of these regions have increased, the percent of total sales in each region has changed due to the Company’s growth. California represented 21% of our 2005 sales, which was a significant decrease from 45% of our 1997 sales. The Southeast region of the United States represented 25% of our 2005 sales compared to 18% of our 1997 sales, and the Midwest region, which we entered in 1999, represented 20% of our 2005 sales.

Suppliers
     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Chaparral Steel Company, IPSCO, Inc., Mittal Steel, Nucor Corporation, Oregon Steel Mills, Steel Dynamics, Inc., United States Steel Corporation and USS-POSCO Industries. Allegheny Technologies Incorporated, International Stainless Steel Co. and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc, Alcan Aluminum Limited, Aleris International, Inc. (formerly Commonwealth Aluminum Corp.) and Kaiser Aluminum Corp.
     During 2001 through 2003, many domestic steel mills entered bankruptcy proceedings and certain of those mills temporarily closed a portion of their production capacity. Beginning in 2003 and continuing into 2004, many of the bankrupt mill facilities were acquired and some production was re-started. Mill pricing for steel products stabilized in mid-2003 mainly because of the consolidation that occurred at the mill level that improved capacity and mill-pricing discipline. Beginning in late 2003, steel mills began to experience significant increases in their raw material costs due to shortages caused by increased global demand. In 2004 they instituted surcharges on top of base price increases and consistently implemented significant increases through most of 2004. In 2005, the domestic mills exercised pricing discipline by shutting down excess capacity, when appropriate, which provided a more stable pricing environment than our industry has experienced historically. Costs for aluminum and stainless steel products continued to increase steadily throughout 2004 and 2005. Costs for aerospace products increased significantly in 2005 due to limited supply caused by strong demand, and due to increased raw material costs.
     Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we were able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals and that our relationships with our suppliers are very strong. We have worked closely with our suppliers in order to become an important customer for each major supplier of metals for our core product lines. In 2004, when carbon steel supply was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. However, a significant increase in global steel and aluminum usage together with raw material shortages and supply constraints may cause difficulties for metals service centers, including us, and their customers, to obtain the volume of metal desired. Also, mill consolidation has somewhat reduced the number of suppliers available to us.
Backlog
     Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.
Products and Processing Services
     We provide a wide variety of processing services to meet each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. For orders other than those requiring extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our 2005 sales were comprised of the following approximate percentages:
•	15% carbon steel plate

•	10% heat-treated aluminum plate, sheet and coil

•	9% carbon steel structurals

•	9% stainless steel plate, sheet and coil

•	8% carbon steel tubing

•	8% galvanized steel sheet and coil

•	7% common alloy aluminum plate, sheet and coil

•	6% carbon steel bar

•	6% hot rolled steel sheet and coil

•	6% miscellaneous, including brass, copper and titanium

•	4% aluminum bar and tube

•	4% stainless steel bar and tube

•	4% toll processing of aluminum, carbon steel and stainless steel

•	3% cold rolled steel sheet and coil

•	1% electropolished stainless steel tubing and fittings

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
     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. More than 50% of our orders specify delivery within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each purchased product to the fullest extent practicable.
     Few metals service centers offer the full scope of processing services and metals that we provide. In 2005, approximately 45% of our sales orders required us to perform processing services. Our primary processing services are described below:
•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close-tolerance square or rectangular shapes.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

•	Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment for all ultra high-purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

•	Fabricating includes performing second- and/or third-stage processing per customer specifications, typically to provide a part, casing or kit which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer-specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer-specified component part.

•	Oscillate slitting involves slitting the metal into specified widths and then oscillating the slit coil when it is wound. The oscillated coil winds the strip metal similar to the way fishing line is wound on a reel rather than standard ribbon winding. An oscillate coil can typically hold five to six times more metal than a standard coil, which allows customers to achieve longer production run times by reducing the number of equipment shut-downs to change coils.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Polishing changes the texture of the surface of the metal to specific finishes in accordance with customer specifications.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer-specified lengths, shapes or sizes.

•	Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate.

•	Shearing is the cutting of metal into small, precise pieces.

•	Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

•	Slitting involves cutting metal to specified widths along the length of the coil.

•	Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

•	Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

•	Welding is the joining of one or more pieces of metal.

•	Wheelabrating, shotblasting and bead-blasting involve pressure blasting metal grid onto carbon steel products to remove rust and scale from the surface.
     We generally process specific metals to non-standard sizes only at the request of customers pursuant to purchase orders. We do not maintain a significant inventory of finished products, but we carry a wide range of metals to meet the short lead time and just-in-time delivery requirements of our customers. Our metals service centers maintain inventory and equipment selected to meet the needs of that facility’s customers.
Marketing
     We have approximately 790 sales personnel located in 38 states, Belgium, China, France and South Korea that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. We consider those sales personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers our outside sales personnel. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.
50.5%-Owned Company
     Beginning July 1, 1995, we owned 50% and had operational control of American Steel, L.L.C., an Oregon limited liability company. American Steel operates metals service centers in Portland, Oregon, and Kent, Washington. Effective May 1, 2002, we increased our ownership interest to 50.5% and amended the Operating Agreement to eliminate all super-majority and unanimous voting rights, among other things. There was no cost involved in this transaction, which was completed to facilitate the renewal of American Steel’s credit agreement. American Industries, Inc. owned the other 49.5% of American Steel until we purchased this interest on January 3, 2006. From July 1, 1995 through April 30, 2002, we accounted for our 50% investment in American Steel by the equity method, and included 50% of American Steel’s earnings in our net income and earnings per share amounts. Beginning May 1, 2002, we consolidated American Steel’s financial results and recorded American Industries’ 49.5% ownership as minority interest. Beginning January 3, 2006, we include 100% of American Steel’s earnings in our consolidated financial results.
Industry and Market Cycles
     We distribute metal products to our customers in a variety of industries, including manufacturing, construction, transportation, aerospace and semiconductor fabrication. Many of the industries our customers compete in are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. During the 2001 and 2002 years and until August 2003, all of the industries that we sell to experienced low demand levels due to the poor economic conditions in the U.S. Demand for our products improved beginning in September 2003 and the improvement continued through most of 2004 and 2005 for some of our products. Our results were significantly impacted by the economic downturn from 2001 through 2003, but reacted positively to the favorable pricing environment in 2004, for all of our products, and 2005, for our aerospace related products, resulting in record profitability levels for each of those years. A significant drop in current pricing levels or demand could result in a negative impact to our financial results. However, if current pricing levels do not change significantly and demand improves, our financial results could be positively impacted.
     The semiconductor fabrication industry, aerospace industry and truck trailer and rail car industries have historically experienced cycles that may have an impact on our results if they repeat in the future. The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. There has been a substantial shift in this market, with many U.S. companies moving their semiconductor fabrication operations to Asia. We are participating in the Asian market through our Valex Korea subsidiary and our recent acquisition of Everest Metals in China.
     In 2003, aerospace demand remained fairly consistent with the low levels experienced in 2002, but in 2004 we experienced steady improvement throughout the year. Aerospace demand, as well as pricing, increased rapidly and significantly throughout 2005. We anticipate that aerospace demand will remain strong through 2006.

     The heavy truck, truck trailer and rail car industries experienced a substantial slowing in demand beginning in 2000 that continued through 2002, which materially impacted our operations in the Pacific Northwest. We did experience some improvement for short periods during 2003 and saw significant improvements in truck trailer demand throughout 2004 that continued at healthy levels in 2005.
     Fluctuations in the cost of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, during 2001, metals costs of most products reached their lowest levels experienced in over 20 years. This occurred due to overcapacity at the producer level in both domestic and foreign markets, along with the weak demand experienced in 2001. Due to the continued low demand, costs of most metals remained at or near the 2001 levels throughout 2002 and most of 2003. However, costs of carbon steel flat-rolled products increased significantly in the second half of 2002 due to supply constraints, as certain producers reduced capacity and because of government restrictions on foreign imports. These increased costs began to decline slightly near the end of 2002 and early 2003 because of the continued low end-user demand. In the second half of 2003, costs for carbon steel products again increased significantly and rapidly due to improved demand and increased scrap, raw material and energy costs for steel producers. This trend continued through most of 2004, with pricing at all time highs. Increased global demand limited availability of many of these products in the U.S. allowing the significant increases in costs. During the fourth quarter of 2004, increased amounts of import material arrived in the U.S. putting some downward pressure on pricing for carbon steel products. In the first eight months of 2005, there was downward pressure on carbon steel prices which we believe was mainly due to excess inventory in the supply chain. Costs for aluminum and stainless steel products increased in the second half of 2003 and throughout 2004 and 2005 due to supply constraints and improved customer demand. Pricing for aerospace related aluminum, stainless steel and titanium products experienced significant cost increases in 2005 due to improved demand and supply constraints.
     We have historically been able to pass increases in metal costs on to our customers as costs typically increase due to strong demand. In 2004, supply limitations for carbon steel products allowed us to pass through significant cost increases well in advance of our receipt of the higher cost material, which resulted in significantly higher gross profit margins in 2004, especially in the 2004 second quarter. Our gross profit margins declined somewhat from 2004 levels in 2005 because of declining costs during the first eight months of 2005. However, due to increased costs announced in August 2005, our gross profit margins improved in the 2005 fourth quarter. Also, due to supply limitations, we were able to increase our selling prices for aerospace products more than our costs increased, raising our 2005 gross profit margins for these products. We cannot guarantee that the margin between our metal costs and selling prices will remain at the levels experienced during 2005, especially if demand declines or does not improve and if costs of domestic metals decline due to increased availability or reduced global demand. If metals costs and related selling prices remain at current levels or increase, we should be able to record increased revenue and gross profit dollars on a consistent volume basis.
Competition
     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported in the May 2003 issue of Purchasing magazine, it is estimated that there were approximately 3,500 intermediate steel processors and metals service center facilities in North America in 2003. Industry magazines have identified us as the second largest metals service center company in North America (based upon 2004 revenue). According to the May 2005 issue of the magazine Purchasing, the 2004 (most recent year available) revenues for the five largest North American metals service center companies ranged from $1.9 billion to $3.3 billion for total revenues of $12.3 billion, which represents approximately 14% of the estimated $85 billion of total revenue for the metals service center industry in 2004. Reliance’s 2004 sales of $2.9 billion represented approximately 3% of the estimated $85 billion industry total. We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, as many of our competitors were facing capital constraints.
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

     Nineteen divisions and six subsidiaries of Reliance, at a total of 36 facilities, have maintained ISO 9002 certifications and were recertified for ISO 9001-2000, but we have determined not to obtain the certification for any additional facilities at this time. As of December 15, 2003, ISO 9001-2002 replaced ISO 9002. The ISO 9001-2000 quality standard has added a matrix to record and review customer satisfaction and has reorganized the requirements for the quality standard from 20 elements to eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual and that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that for the types of products and services which most of our facilities provide, very few of our customers require such certification and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allowed our facilities to improve their efficiency and the quality of products and services provided to our customers.
     In addition, our subsidiary Precision Strip maintains ISO/TS 16949:2002 certifications at its eight facilities. ISO/TS 16949:2002 is an ISO Technical Specification, which aligns existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Quality System Requirements QS-9000 (“QS-9000”) is the common quality standard for automotive suppliers and is based upon the 1994 edition of ISO 9001, with additional requirements specific to the automotive industry. The International Automotive Sector Group is an international ad hoc working group that monitors interpretation issues related to the standard.
Systems
     We have converted our Reliance divisions and certain of our subsidiaries from various software programs to the Stelplan™ manufacturing and distribution information system. Stelplan™ is a registered trademark of Invera, Inc. Stelplan™ is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan™ was developed specifically for the metals service center and processor industry. Stelplan™ also provides information in real time, such as inventory availability, location and cost. With this information, our marketing and sales personnel can respond to our customers’ needs more efficiently and more effectively.
     Certain of our subsidiaries use other vendor or in-house developed systems to support their operations. The basic functionality of the software is similar to Stelplan™. A common financial reporting system is used company-wide.
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

Employees
     As of December 31, 2005, we had approximately 5,600 employees. Approximately 694 employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with 19 union locals at 20 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. In 2005, we experienced a work stoppage by our drivers at one of our locations, but it did not have a material impact on our operations at this location. This contract expired and the drivers at that location are now non-union employees. We have never experienced a significant work stoppage.
Available Information
     We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Website that contains reports, proxy information statements and other information regarding issuers, including our Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
     We also make available free of charge on or through our Internet Website (http://www.rsac.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reference to our Website is not intended to incorporate anything on the Website into this report.
Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of this Report.
The value of your investment may be subject to sudden decreases due to the potential volatility of the price of our common stock.
The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations. Other factors may include matters discussed in other risk factors and the following factors:
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	developments affecting our Company, our customers or our suppliers;

•	changes in the legal or regulatory environment affecting our business;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	the operating and stock performance of other companies that investors may deem comparable;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions.
     These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management’s attention and resources.

Our indebtedness could impair our financial condition and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.
     We have substantial debt service obligations. As of December 31, 2005, we had aggregate outstanding indebtedness of approximately $350.8 million. Upon successful completion of the EMJ merger, our indebtedness will increase. This indebtedness could adversely affect us in the following ways:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations or other purposes;

•	some of our debt is, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives;

•	after completion of the EMJ merger, EMJ’s noteholders or our lenders could require us to repurchase EMJ’s 9.75% notes, which would limit our access to funds for growth initiatives;

•	our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited.
     Our debt agreements contain, and any agreements to refinance our debt likely would contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets or other companies or to pay dividends to our shareholders. Our failure to comply with these covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing availability under our credit facility. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
     Our annual debt service obligations until June 11, 2010, when our revolving credit facility is expected to mature, will be primarily limited to interest and principal payments on our senior notes (with the principal payable only as and when they mature), on our credit facility, on our industrial revenue bonds and on any debt we assume in connection with the EMJ merger. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from operations to repay our credit facility when it matures in 2010, or our senior notes when they mature on various dates between 2006 and 2013 or our industrial revenue bonds when they mature in 2009 and 2014 or the EMJ 9.75% notes when they mature or are required to be repurchased. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. Furthermore, these transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to timely refinance our obligations on acceptable terms, could aversely affect our ability to serve our customers and could cause us to discontinue our operations as planned. Our credit facility is unsecured.

The costs that we pay for metals may fluctuate due to a number of factors beyond our control, which, on a combined basis, could adversely affect our operating results if we cannot pass on higher metal prices to our customers.
     We purchase large quantities of carbon, alloy, stainless steel, aluminum and other metals, which we sell to a variety of end-users. In 2004 the costs for carbon steel increased significantly and rapidly from historic levels. Although these costs declined somewhat through mid-2005, the costs increased in the fourth quarter of 2005 and overall carbon steel costs remained at historically high levels. Costs for aluminum and stainless steel products, excluding aerospace-related products, rose steadily in 2004 and there were some continued increases in 2005. Costs for aerospace-related products have increased significantly beginning in late 2004 and continued to increase through all of 2005. We attempt to pass these cost increases on to our customers with higher selling prices. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.
     We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising prices for metal, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, customer demands for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results.
The price of metals is subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased its consumption of metals and metal products. This large and growing demand for metals has significantly affected the metals industry, diverting supply to China and contributing to the recent increase in metal prices. If, in the future, China experiences a downturn in general economic conditions or increases its internal production of metals, its demand for metals produced outside of China could decrease. Such a decrease could cause a reduction in metal prices globally, which could adversely affect our revenues, gross profit and net income. Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. Recently, the decline in the dollar relative to foreign currencies resulted in increased prices for metals and metal products in the United States as imported metals became relatively more expensive. If, in the future, the dollar increases in value relative to foreign currencies, the domestic market may be more attractive to foreign producers, resulting in increased supply that could cause decreased metal prices and adversely affect our revenues, gross profit and net income.
We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or our customers’ industries could negatively impact our revenues, gross profit and net income.
     The metals service center industry is cyclical, impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. For example, the general slowing of the economy in 2001, 2002 and 2003 adversely impacted our product sales and pricing. While we experienced significantly improved pricing and healthy demand levels in 2004 and 2005, by comparison, this trend may not continue. Changing economic conditions could depress or delay demand for our products, which could adversely affect our revenues, gross profit and net income.
     We sell many products to industries that are cyclical, such as the construction, semiconductor and transportation industries, including aerospace. The demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times or if there is a limited availability of products through allocation by the mills or otherwise, we may not have sufficient inventory to be able to provide products desired by our customers on a timely basis. In addition, if we are not able to increase sales of products to customers in other industries when one or more of the cyclical industries that we serve is experiencing a decline, our revenues, gross profit and net income may be adversely affected.

We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our revenues, gross profit and net income may decline.
     We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which may have greater financial resources than we do and some of which could have more established brand names in the local markets that we serve. Accordingly, these competitors may be better able to withstand changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income.
If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.
     We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Dependence on foreign sources of supply could lead to longer lead times, increased price volatility, less favorable payment terms and certain tariffs and duties.
If we do not successfully implement our acquisition growth strategy, our ability to grow our business could be impaired.
     We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates, we are unlikely to sustain our historical growth rates, and, if we cannot successfully integrate these businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial strength.
As a decentralized business, we depend on both senior management and our key operating employees; if we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.
     Because of our decentralized operating style, we depend on the efforts of our senior management, including our chief executive officer, David H. Hannah, our president and chief operating officer, Gregg J. Mollins, and our executive vice president and chief financial officer, Karla Lewis, as well as other key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our officers or employees, which may mean they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options that have vested and hold common stock in our employee stock ownership plan. These individuals may, therefore, be more likely to leave Reliance if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.
We are subject to various environmental and employee safety and health regulations, which could subject us to significant liabilities and compliance expenditures.
     We are subject to certain federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations.

We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters and employee safety and health issues. Currently, we have no material outstanding unresolved issues with environmental regulators. Proceedings and investigations with respect to environmental matters and any employee safety and health issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur expenditures and to establish environmental liabilities for costs that arise from causes other than our operations. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could create material compliance or remedial liabilities and costs which may constrain our operations or make such operations more costly.
Our operating results have fluctuated, and are expected to continue fluctuating, depending on the season, and such fluctuations may adversely affect our stock price.
     Many of our customers are in seasonal businesses, including customers in the construction and related industries. In addition, our revenues in the months of July, November and December traditionally have been lower than in other months because of increased vacation days and holiday closures for various customers. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. In addition, if analysts and investors inaccurately estimate our results of operations in one or more future quarters and our operating results fall below expectations, our stock price may decline.
Ongoing tax audits may result in additional taxes.
     Reliance and EMJ are undergoing various tax audits. These tax audits could result in additional taxes, plus interest and penalties being assessed against either or both companies.
The acquisition of EMJ is our largest and first public company acquisition and there may be additional risks of which we are not aware or existing risks may change over time.
     The EMJ acquisition is our largest acquisition and our first acquisition of a public company. There may be additional risks associated with this acquisition that we are not aware of at the present time because we have not previously integrated a business of this size. After the acquisition, customers may choose to diversify their metals suppliers to reduce their dependence on a single supplier of the majority of their metals needs. We may not be able to retain all of the Reliance and EMJ customers, and any loss of customers and the business that they bring to us could have an adverse effect on our operating results.
     We have agreed to assume liability for EMJ’s various retirement and pension plans. The actual costs for the benefits to be provided to EMJ’s employees may exceed those projected, and further actuarial assessments of the extent of those costs may exceed the current assessment. Any adjustments that are required to be made to the recorded liability for these benefits could have an adverse effect on our operating results and financial condition. In addition, we may be required to make cash payments in excess or in addition to those that have been projected, which could have an adverse effect on cash flow. We expect that we will record a significant amount of goodwill related to our acquisition of EMJ. If EMJ does not perform as anticipated, this could result in an impairment charge that could be material.
Our business could be adversely affected by economic downturns.
     Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operation.
Damage to our computer infrastructure and software systems could harm our business.
     The unavailability of any of our information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of telecommunications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

     We have contracted with a third-party service provider that provides us with backup systems in the event that our information management systems are damaged. It is possible that the backup facilities and other protective measures we take could prove to be inadequate.
Principal shareholders who own a significant number of shares may have interests that conflict with yours.
     Florence Neilan, our largest shareholder, owns 12.7% of the outstanding shares of our common stock and may have the ability to significantly influence matters requiring shareholder approval. Upon successful completion of the EMJ merger, certain EMJ stockholders will own a significant percentage of Reliance outstanding common stock. In deciding how to vote on such matters, these shareholders may be influenced by interests that conflict with yours.
We have implemented anti-takeover provisions that may adversely impact your rights as a holder of Reliance common stock.
     Our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our articles of incorporation and bylaws (1) impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings and (2) establish a staggered or classified board of directors. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. In addition, our credit facility and the provisions of our senior notes contain limitations on our ability to enter into change of control transactions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
     We maintain more than 100 metals service center processing and distribution facilities in 32 states, and in Belgium, China and South Korea, and a sales office in France, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven-day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Forty-three of these processing and distribution facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California. Siskin leases a portion of its facilities in Chattanooga, Tennessee, and Liebovich leases a portion of its facilities in Rockford, Illinois. AMI Metals leases its corporate office space in Brentwood, Tennessee. Chapel Steel leases its sales office in Chicago, Illinois and its corporate office in Lower Gwynedd, Pennsylvania. Our international sales office in France is also leased. The lease terms expire at various times through 2018 and the aggregate monthly rent amount is approximately $1,050,000. We own all other properties.
     In 2005 we began the expansion of our AMI Metals Europe SPRL warehouse in Belgium and our Valex Korea facility in South Korea to meet our growing customer demand in Europe and Asia. We expect to purchase land and build or expand facilities to increase current operating capacity and efficiencies for other operations during 2006. In 2006, we are purchasing certain facilities that were previously leased. The following table sets forth certain information with respect to each facility. Any leased portions of owned facilities are not significant and are included in the square footage information following.

FACILITIES AND PLANT SIZE

Location	Plant Size (Sq. ft.)
Alabama:
Birmingham
(Chapel)	98,000	*
(Chatham)	110,000
(Phoenix Metals)	40,000
(Siskin)	107,000
Talladega (Precision)	184,000
Arizona:
Phoenix
(Bralco Metals)	46,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
California:
El Cajon (Tube Service)	18,000
Fontana (AMI)	103,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward (Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(Reliance Steel Company)	270,000
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Santa Clara (PDM)	61,000
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	87,000
Vernon (United)	34,000	*
West Sacramento (American Metals)	108,000	*
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(Engbar)	36,000
(Olympic)	20,000	*
(Tube Service)	21,000	*
Florida:
Orlando (Chatham)	127,000
Tampa (Phoenix Metals)	83,000
Georgia:
Atlanta (Georgia Steel)	88,000
Norcross (Phoenix Metals)	170,000
Savannah (Chatham)	178,000
Idaho:
Boise (Pacific)	40,000	*
Illinois:
Bourbonnais (Chapel)	120,000	*
Franklin Park (Viking)	91,000	*
Peoria (Hagerty)	223,000
Rockford
(Liebovich)	452,000
(Liebovich Custom Fabricating)	30,000
Indiana:
Anderson (Precision)	152,000
Rockport (Precision)	55,000	*
Iowa:
Cedar Rapids (Liebovich/PDM)	52,000
Kansas:
Kansas City (Central Plains)	141,000
Wichita
(AMI)	40,000	*
(Bralco Metals)	45,000	*
(Central Plains)	87,000
Kentucky:

Location	Plant Size (Sq. ft.)
Bowling Green (Precision)	256,000	*
Louisiana:
Lafayette (A&S)	40,000	*
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	250,000
Michigan:
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis (Viking)	122,000	*
Missouri:
St. Louis (AMI)	46,000	*
Montana:
Billings (Pacific)	12,000	*
Nevada:
Las Vegas (PDM)	29,000	*
Sparks (PDM)	44,000
New Hampshire:
Nashua (Valex)	4,500	*
New Jersey:
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Reliance Metalcenter)	44,000
(Reliance Steel Company)	34,000
North Carolina:
Charlotte (Phoenix Metals)	41,000
Durham (Chatham)	110,000
Greensboro (Steel Bar)	43,000	*
Ohio:
Kenton (Precision)	393,000
Massillon (SSA)	27,000
Middletown (Precision)	458,000
Minster (Precision)	417,000
Monroe (Phoenix Metals)	32,000	*
Tipp City (Precision)	291,000
Oregon:
Eugene (Pacific)	32,000
Medford (Pacific)	5,000	*
Portland
(American Steel)	270,000	*
(Chapel)	52,000	*
(Pacific)	111,000	*
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
Pennsylvania:
Allentown (Valex)	8,000	*
Chester Springs (Phoenix Metals)	43,000	*
Indianola (Allegheny)	53,000
Johnstown (Toma Metals)	73,000
Pottstown (Chapel)	122,000	*
South Carolina:
Columbia (Chatham)	110,000
Spartanburg (Siskin)	96,000
Tennessee:
Chattanooga (Siskin)	415,000
Morristown (East Tennessee)	33,000	*
Nashville (Siskin)	117,000
Spring Hill (Phoenix Metals)	66,000
Texas:
Arlington (Reliance Metalcenter)	107,000
Austin (Valex)	8,000	*
Fort Worth (AMI)	75,000	*
Garland (Bralco Metals)	45,000
Houston:
(Chapel)	104,000	*
(Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(Reliance Metalcenter)	105,000

Location	Plant Size (Sq. ft.)
Spanish Fork (PDM)	42,000
Washington:
Auburn (AMI)	27,000	*
Kent
(American Steel)	168,000	*
(Bralco Metals)	24,000	*
Spokane (Pacific)	49,000
Tacoma (SSA)	26,000	*
Tukwila (Pacific)	76,000
Woodland (PDM)	130,000
Wisconsin:
Kaukauna (Liebovich)	35,000	*
International Sales and Distribution Centers
Gosselies, Belgium (AMI Europe)	40,000
Lyon, France (AMI Europe)	540	*
Suzhou, China (Everest)	20,000	*
International Manufacturing Facility
Seoul, South Korea (Valex Korea)	41,000

*	Leased. All other facilities owned.
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

	2005		2004
	High	Low	High	Low
First Quarter	$47.36	$36.29	$35.95	$27.39
Second Quarter	$43.62	$35.04	$40.32	$31.96
Third Quarter	$52.93	$37.52	$41.89	$36.33
Fourth Quarter	$66.64	$49.15	$41.90	$33.72
     As of February 15, 2006, there were 247 record holders of our common stock.
     We have paid quarterly cash dividends on our common stock for 46 years. In July 2005, the regular quarterly dividend was increased 11% from $.09 to $.10 per share of common stock. Since July 2004, our quarterly dividend has been increased 67%. Our Board of Directors has increased the quarterly dividend rate on a periodic basis. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.
     The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth and limit cash dividends based upon our earnings, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2005, we have paid between 5% and 25% of earnings to our shareholders as dividends. In 2003, our dividend payments represented 22% of our earnings due to the low earnings in 2003 as a result of the poor economic conditions. In 2005, our dividend payments represented 6% of earnings.
     The following table sets forth certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/18/05	12/9/05	1/6/06	$.10 per share
7/20/05	8/12/05	9/2/05	$.10 per share
4/20/05	5/13/05	6/3/05	$.09 per share
2/16/05	3/11/05	4/1/05	$.09 per share
10/20/04	12/10/04	1/7/05	$.07 per share
7/14/04	8/6/04	8/27/04	$.07 per share
4/14/04	5/7/04	5/28/04	$.06 per share
2/18/04	3/12/04	4/2/04	$.06 per share
     Although we have not offered any securities for sale in the last three years, we have issued restricted stock on exercise of stock options granted pursuant to the Directors’ Stock Option Plan, which was approved by shareholders. Proceeds from the exercise of these options were used for working capital. Shares of our common stock were issued only to directors in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Exercise Price	Date of Exercise
7,500	$17.11	5/15/05
7,500	$17.11	6/3/04
15,000	$18.83	3/11/04
15,000	$18.83	3/3/04
9,000	$18.83	1/29/04
15,000	$18.83	1/6/04
7,500	$18.58	1/6/04

     Restricted shares of common stock were also issued under the Key-Man Incentive Plan, which we have maintained since 1965. The recipients of the restricted stock are only restricted from trading the shares for a period of two years from the date of the grant. There were no proceeds received from the restricted stock granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
5,582	$44.00	2/21/05
7,295	$32.29	3/1/04

Item 6. Selected Financial Data.
     We have derived the following selected summary consolidated financial and operating data for the five years ended December 31, 2005 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$3,367,051	$2,943,034	$1,882,933	$1,745,005	$1,656,974
Cost of sales	2,449,000	2,110,848	1,372,310	1,268,251	1,194,512

Gross profit	918,051	832,186	510,623	476,754	462,462
Operating expenses (2)	550,411	525,306	430,493	406,479	371,006

Operating profit	367,640	306,880	80,130	70,275	91,456
Other income (expense):
Interest expense	(25,222)	(28,690)	(26,745)	(22,605)	(26,738)
Other income, net	3,671	4,168	2,837	3,266	3,796
Amortization expense (3)	(4,125)	(3,208)	(2,304)	(1,355)	(8,641)
Equity earnings of 50%-owned company	—	—	—	263	286
Minority interest	(8,752)	(9,182)	938	(124)	—

Income before income taxes	333,212	269,968	54,856	49,720	60,159
Provision for income taxes	(127,775)	(100,240)	(20,846)	(19,553)	(23,823)

Net income	$205,437	$169,728	$34,010	$30,167	$36,336

Earnings per Share:
Income from continuing operations — diluted	$6.21	$5.19	$1.07	$.95	$1.28
Income from continuing operations — basic	$6.24	$5.23	$1.07	$.95	$1.28
Weighted average common shares outstanding — diluted	33,097	32,675	31,866	31,799	28,470
Weighted average common shares outstanding — basic	32,935	32,480	31,853	31,687	28,336

Other Data:
EBITDA (4)	$405,065	$343,285	$118,471	$100,871	$119,234
Cash flow from operations	272,219	121,768	107,820	90,638	104,038
Capital expenditures	53,740	35,982	20,909	18,658	24,539
Cash dividends per share	.38	.26	.24	.24	.24

Balance Sheet Data (December 31):
Working capital	$513,529	$458,551	$341,762	$390,201	$379,669
Total assets	1,769,070	1,563,331	1,369,424	1,139,758	1,082,502
Long-term debt (5)	306,790	380,850	469,250	344,080	331,975
Shareholders’ equity	1,029,865	822,552	647,619	610,435	583,561

(1)	Does not include financial results of American Steel, L.L.C. for the year ended December 31, 2001 and the period January 1, 2002 to April 30, 2002 because we accounted for our 50% investment by the equity method, and therefore we excluded 50% of American Steel’s earnings in our net income and earnings per share amounts. Effective May 1, 2002 we began consolidating American Steel’s financial results due to an amendment to the Operating Agreement, which gave us 50.5% of the ownership units and eliminated all super-majority and unanimous voting rights, among other changes. The portion of American Steel’s earnings attributable to our 49.5% partner is included in minority interest.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3)	Amortization expense included the amortization expense related to goodwill in the year ended December 31, 2001.

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

Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

	2005	2004	2003	2002	2001
Reconciliation of EBIT and EBITDA:
Income before provision for income taxes	$333,212	$269,968	$54,856	$49,720	$60,159
Interest expense	25,222	28,690	26,745	22,605	26,738

EBIT	358,434	298,658	81,601	72,325	86,897

Depreciation expense	42,506	41,419	34,566	27,191	23,696
Amortization expense	4,125	3,208	2,304	1,355	8,641

EBITDA	$405,065	$343,285	$118,471	$100,871	$119,234

(5)	Includes the long-term portion of capital lease obligations as of December 31, 2005. We did not have any capital lease obligations for any other years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     In 2005, we generated higher revenues, profits and cash flows than our company has ever experienced. We had not expected to beat our 2004 results, as the 2004 year was unlike any other that we had seen for the metals service center industry, with most metals service center companies generating record financial results in 2004. In 2004, we experienced unprecedented high prices that increased rapidly for most carbon steel products, with improved demand from our customers. However, our 2005 results were even stronger than our 2004 results due to our diverse product mix, along with healthy pricing and improved demand for most products that we sell, especially for products sold to the aerospace market.
     Demand for most of our products improved in 2005 from 2004 levels, especially in the second half of 2005. Demand for aerospace products increased significantly throughout 2005 and demand for non-residential construction products improved substantially in the second half of 2005. We expect demand for most products to remain strong in 2006.
     Pricing for carbon steel products increased significantly and rapidly in 2004. This resulted mainly from supply limitations due to shortages of raw materials at the mill level because of increased global demand for these raw materials, due to lower domestic capacity as some mill capacity was shut down during 2002 and 2003, and due to reduced quantities of import material entering the United States because of higher pricing levels in other parts of the world, especially China. In 2005, carbon steel costs declined during the first eight months of the year, then increased in the fourth quarter of 2005. We believe the pricing pressure in the beginning of the year was related to a surplus of metal in the supply chain. However, costs for carbon steel products remain at high levels compared to historical levels, and the average cost for the 2005 year was higher than for the 2004 year. Aluminum and stainless steel costs increased consistently during most of 2004 due to improved demand and some supply limitations, and continued to increase somewhat in 2005. Aluminum, stainless steel and titanium products used by the aerospace industry are in tight supply and prices for these products increased significantly and rapidly throughout 2005.
     Because of the overall healthy demand in 2005, we were typically able to increase our selling prices for most products at a rate equal to or above our cost increases. However, pressures on carbon steel costs and pricing during the first eight months of the year resulted in reduced gross profit margins for these products during that time. The strong demand and tight supply of aerospace products allowed us to increase our selling prices for these products prior to receiving the higher cost metal into our inventory increasing our gross profit margins. Our 2005 gross profit margins were very healthy.
     We are proud of our record 2005 financial results that highlighted the importance of our product diversity and the efforts of our managers. In addition to profitability, we focus on working capital management which allows us to generate cash flow to further expand and strengthen our business and reduce debt during most environments. Our 2005 cash flow from operations was our highest ever, reflecting the quality of our earnings. We completed one acquisition in 2005, grew our existing operations, and continued to evaluate opportunities that would allow us to improve our profitability. In January 2006, we reached an agreement to acquire Earle M. Jorgensen Company, our largest acquisition to-date and our first public-company acquisition, which we expect to complete during the 2006 second quarter, pending approval of the EMJ stockholders. We also identified opportunities to expand our existing operations and took actions to allow for this profitable future growth.
     We believe the steps that we took during the difficult years of 2001 through 2003 positioned us to take full advantage of the improved economic conditions we experienced in 2004 and 2005. However, as evidenced by our performance during the difficult years, we take the necessary actions to allow us to operate efficiently and profitably even in less favorable economies. We believe this is because of our focus on cost controls and inventory turnover and our product, customer and geographic diversification. Our product and geographic diversification should continue to benefit us in 2006. We are optimistic about business conditions in 2006. Significant declines in demand or pricing for our products, although not expected, could reduce our gross profit margins. Also, if we cannot obtain a sufficient supply of metals for our customers in 2006, or if domestic availability of our products increases significantly in 2006, this could negatively impact our 2006 financial results, especially as compared to our 2005 results.
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
Recent Developments
     In 2005 we completed one acquisition and formed a joint venture company to allow us to expand into China. In the first quarter of 2006, we have acquired the remaining interest in our 50.5%-owned company, reached an agreement for our largest acquisition to-date, announced an agreement to purchase the assets and business of a toll processing company, and acquired our first company in China through the joint venture company we formed in 2005. We also opened facilities in new geographic areas, expanded existing facilities and purchased certain facilities that we previously leased.
     On July 1, 2005, we acquired 100% of the outstanding capital stock of Chapel Steel Corp., headquartered in Spring House (Philadelphia), Pennsylvania. We paid approximately $94.2 million in cash for the equity of Chapel Steel and assumed approximately $16.8 million of Chapel Steel’s debt. Chapel Steel was a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), Pennsylvania; Bourbonnais (Chicago), Illinois; Houston, Texas; Birmingham, Alabama; and Portland, Oregon. Chapel Steel also warehouses and distributes its products in Cincinnati, Ohio and Hamilton, Ontario, Canada. Chapel Steel’s net sales for the six months ended December 31, 2005 were approximately $131 million. Chapel Steel now operates as a wholly-owned subsidiary of Reliance.
     On January 3, 2006, we acquired the remaining 49.5% of our subsidiary, American Steel, L.L.C., that we did not already own. American Steel operates metals service centers in Portland, Oregon and Kent, Washington and had 2005 net sales of approximately $107 million.
     On January 17, 2006, we entered into an agreement to acquire Earle M. Jorgensen Company (“EMJ”), a publicly-held metals service center company with forty locations in the U.S. and Canada and fiscal year ended March 31, 2005 net sales of approximately $1.6 billion. If approved by EMJ’s stockholders, we will acquire EMJ for approximately $13.00 per EMJ share, to be paid approximately 50% in cash and 50% in Reliance stock, subject to the established minimum and maximum amount of stock to be issued. We expect to close this transaction in April 2006, if approved by the EMJ stockholders.
     On February 28, 2006, we announced that we have reached an agreement to purchase the assets and business of Flat Rock Metal Processing, L.L.C. Flat Rock is a privately-held, toll processing company. Our subsidiary, Precision Strip, will operate the Flat Rock facilities in Perrysburg, Ohio and Eldridge, Iowa. This transaction is expected to be completed in the 2006 second quarter.
     On March 1, 2006, we acquired Everest Metals (Suzhou) Co., Ltd., a metals service center company based near Shanghai, China, through our 70%-owned joint venture company Reliance Pan Pacific Pte., Ltd., that we formed in October of 2005. Everest Metals was previously wholly-owned by our joint venture partner. Everest Metals processes and distributes primarily aluminum products to the electronics industry in China, with 2005 net sales of approximately $5.5 million.
     We also entered into a $600 million, five-year, unsecured revolving credit facility in June of 2005 that replaced our previous $335 million revolving credit facility. This increased capacity will allow us to continue to grow our business. If the EMJ acquisition closes, our current $600 million credit facility will be increased to $700 million, to support the needs of our combined company.

Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2005 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2005		2004		2003
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,367,051	100.0%	$2,943,034	100.0%	$1,882,933	100.0%

Gross profit	918,051	27.3	832,186	28.3	510,623	27.1

S,G&A expenses	507,905	15.1	483,887	16.4	395,927	21.0

Depreciation expense	42,506	1.3	41,419	1.4	34,566	1.8

Operating profit (1)	$367,640	10.9%	$306,880	10.4%	$80,130	4.3%

(1)	Excludes other income, amortization expense, minority interest, interest expense and income tax expense.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Our 2005 consolidated net sales were a record $3.37 billion, an increase of 14.4%, compared to $2.94 billion in 2004. This increase includes the additional sales from Chapel Steel of $130.7 million that we acquired in July 2005. Our increased sales include an increase in our tons sold of 1.8% and an increase in our average selling price per ton sold of 12.5% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). Same-store sales, which exclude the sales of Chapel Steel, were $3.24 billion in 2005, up 10% from 2004, with a 3.9% decrease in our tons sold and a 14.4% increase in our average selling price per ton sold.
     Our 2005 volume increased due to the additional sales of Chapel Steel, however, on a same-store basis, our 2005 volume is down from 2004 mainly because of the heavy buying that occurred in 2004 when our customers were trying to build inventory ahead of the significant carbon steel price increases. Because carbon steel prices were declining for most of 2005, our customers were not building inventory until late in the 2005 third quarter. We experienced demand improvement beginning late in the 2005 third quarter that continued throughout the fourth quarter. This was due to improved end markets for most products we sell, with non-residential construction and aerospace being significant contributors to the strong end market demand.
     Our average selling price per ton sold has been higher in 2005 than in 2004 mainly because of increased costs for most products that we sell and due to a small shift in product mix to a higher percentage of aluminum and stainless steel products as compared to 2004. Although carbon steel costs declined during the first eight months of 2005, the 2005 average cost for the full year remained above the 2004 average. Aluminum and stainless steel costs began increasing in 2004 and continued to increase throughout 2005, with significant and rapid increases in the costs of aerospace products. The improved demand for aerospace products resulted in a slight shift in product mix to higher-priced products that contributed to our increased average selling prices in 2005.
     Gross Profit. Our total gross profit of $918.1 million, up 10.3% from 2004, increased mainly because of our higher net sales amount in 2005. Our gross profit as a percentage of sales was 27.3% in 2005, down from 28.3% in 2004. In 2005 our gross profit margins declined mainly because of the pressure on our selling prices for carbon steel products resulting from lower costs, especially compared to 2004 when we experienced high profitability levels for these products because of limited availability and significant cost increases. Gross profit margins for aerospace related products were higher in 2005 because we were able to increase our selling prices ahead of our costs. The acquisition of Chapel Steel lowered our gross profit margin somewhat, as their business is more of a wholesale distribution business that operates at a lower gross profit margin than our consolidated average. Our 2005 same-store gross profit margin was 27.7%. Also, our 2005 LIFO expense was significantly lower than in 2004 primarily due to decreases in carbon steel costs, with the impact somewhat offset by the rising costs of aerospace products. We recorded LIFO expense, which is included in our cost of sales, of $16.6 million during 2005, compared to $110.8 million in 2004. Most of our 2005 LIFO expense was due to increased costs for aerospace related aluminum, titanium, and stainless steel products.

     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2005 increased $24.0 million, or 5.0% from 2004. The expenses as a percent of sales in 2005 were 15.1% compared to 16.4% in the 2004 period. The dollar increase in S,G&A expenses was mostly due to the inclusion of Chapel Steel beginning in the third quarter, as well as general cost increases. The decrease in our S,G&A expenses as a percentage of sales was due mainly to our increased sales levels and because Chapel Steel’s S,G&A expenses are lower than the Company’s average as a percentage of sales.
     Depreciation expense increased $1.1 million in 2005 because of the additional expense from Chapel Steel and expense on our 2005 fixed asset additions. Amortization expense increased $0.9 million in 2005 primarily due to the write off of financing costs related to our $335 million syndicated credit facility that we replaced in June of 2005 and because of the amortization expense from Chapel Steel.
     Operating Profit. Operating profit, calculated as gross profit less S,G&A expenses and depreciation expense, was $367.6 million in 2005, resulting in an operating profit margin of 10.9%, compared to 2004 operating profit of $306.9 million and an operating profit margin of 10.4%. The improvement resulted from our higher sales levels that provided increased operating profit dollars in 2005, along with our healthy gross profit margins and lower S,G&A expenses as a percentage of sales, as discussed above.
     Other Income and Expense. Interest expense was $25.2 million in 2005 compared to $28.7 million in 2004. The decrease was mainly due to lower borrowing levels because of the increased cash flow from operations that we generated in 2005. Our 2005 interest expense includes interest on our borrowings of approximately $111 million to fund the acquisition of Chapel Steel on July 1, 2005, which we had fully repaid as of December 31, 2005.
     Minority interest expense decreased in 2005 compared to 2004 mainly because we purchased the remaining 30.5% interest in Valex Korea from our partner in July 2004. The 2005 minority interest expense represents the net income attributed to the 49.5% of American Steel, L.L.C that we did not own. As further discussed in the Liquidity and Capital Resources section, we purchased the remaining 49.5% interest in American Steel in January 2006.
     Income Tax Rate. Our effective income tax rate was 38.3% in 2005, up from 37.1% in 2004, mainly due to an increase in our state rate because of shifts in the geographic composition of our 2005 income, resulting mainly from our acquisition of Chapel Steel and the increased profitability from our locations that serve the aerospace market.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net Sales. Our 2004 consolidated net sales were $2.94 billion, an increase of 56.3%, compared to $1.88 billion in 2003. This increase includes the additional sales from Precision Strip that we acquired in July 2003. Our increased sales include an increase in our tons sold of 4.3% and an increase in the average selling price per ton sold of 47.6%. The increase in our tons sold was mainly due to somewhat improved customer demand in all markets in 2004 as compared to 2003 levels. We began to experience higher sales volumes in September 2003 that continued through the first nine months of 2004. This included a peak in the March 2004 period, which we believe was due in part to increased buying by our customers to beat announced mill price increases. In the fourth quarter of 2004, we experienced a slight slowdown from earlier in the year, which we believe was mainly due to the typical seasonal slowdown during this period.
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

     Expenses. S,G&A expenses for 2004 increased $88.0 million, or 22.2% from 2003. This increase includes a full year of S,G&A expenses of Precision Strip, along with increased expenses to support our higher sales levels, including higher incentives and bonuses due to the record profit levels achieved at many of our operations. Our S,G&A expenses represented 16.4% of sales in 2004, down from 21.0% in 2003. The improvement as a percentage of sales was mainly because of the significant increases in our average selling price per ton sold, which did not require us to change our expense structure.
     Depreciation expense increased $6.9 million in 2004 over 2003 mainly because of the additional expense related to Precision Strip.
     Operating Profit. Operating profit was $306.9 million in 2004, resulting in an operating profit margin of 10.4%, compared to 2003 operating profit of $80.1 million and an operating profit margin of 4.3%. The significant improvement occurred because of the improved business conditions, especially the favorable pricing, discussed above.
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
     Minority interest expense increased in 2004 compared to 2003 mainly due to the improved operating performance at our 50.5%-owned company, American Steel, that sells primarily carbon steel plate products. Minority interest also includes expense related to Valex Korea during the first seven months of 2004 that was attributable to our 30.5% partner. In July 2004 we purchased the remaining interest in Valex Korea from our partner. Valex Korea’s performance benefited from a strong Asian market for semiconductor products in 2004.
     Income Tax Rate. Our effective income tax rate was 37.1% in 2004, down from 38.0% in 2003, mainly due to shifts in the geographic composition of our 2004 income, lower income tax rates from our foreign operations that were profitable in 2004 and benefits from state and city income tax credits.
Liquidity and Capital Resources
     At December 31, 2005, our working capital was $513.5 million, up from $458.6 million at December 31, 2004. The overall increase was primarily from the additional working capital of Chapel Steel. Excluding the acquired balances of Chapel Steel, our accounts receivable increased $15.4 million and our inventory increased $11.3 million to support our improved sales levels. These amounts were offset by an increase in our accounts payable and accrued expenses of $38.3 million mainly from our increased costs of inventory.
     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. Although the amount of our accounts receivable increased in 2005, our accounts receivable days sales outstanding rate at December 31, 2005 was 40 days, improved from our December 31, 2004 rate of 41 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turnover rate improved to about 5.7 times in 2005 from about 5.1 times in 2004 due to improved demand and effective inventory management. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.
     Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $272.2 million in 2005 compared to $121.8 million in 2004. Our strong cash flow resulted from our high profit levels and our continued effective working capital management. We used this cash flow to acquire Chapel Steel, to pay down debt of approximately $93.5 million, and to fund our capital expenditures of approximately $53.7 million in 2005.
     To fund the purchase of Chapel Steel and the repayment of its outstanding debt, we borrowed $111 million on our line of credit on July 1, 2005. As of December 31, 2005, all the borrowings on our line of credit were fully repaid from our cash flow from operations. We had $15.2 million of letters of credit outstanding under our $600 million credit facility, with availability to issue an additional $34.8 million of letters of credit at December 31, 2005. In 2005 we paid down $46 million of private placement notes upon their maturity with cash flow from operations. Our net debt-to-total capital ratio at December 31, 2005 was 23.8%, down from 33.6% at December 31, 2004. On January 3, 2006, we paid off a $25 million private placement note upon its maturity and purchased the remaining 49.5% of American Steel for $12 million with borrowings on our credit facility.

     In June 2005, we replaced our $335 million credit facility with a $600 million, five-year, unsecured revolving credit facility with fifteen banks. The $335 million facility was scheduled to mature in October 2006. We wanted to take advantage of the favorable bank market, which allowed us to obtain more favorable pricing on our borrowings, along with providing greater flexibility. We initially approached the market to raise $400 million, but because of the favorable response, we increased the commitment to $600 million to support the growth of our business over the next five years.
     We also have $347 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.2 years, maturing from 2006 to 2013. In 2006, $49 million of these notes will mature. Our $600 million syndicated credit facility and our senior notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and includes restrictions on the amount of cash dividends we may pay.
     Both the $335 million syndicated credit agreement that was replaced in June 2005 and the senior notes became secured on July 1, 2003 concurrent with our acquisition of Precision Strip. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of our material corporate subsidiaries. The security interest terminated when we met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our syndicated credit facility and our senior note agreements was automatically released as we met the required conditions of the release. The senior note agreements and our new $600 million credit facility are unsecured.
     Upon our acquisition of Chapel Steel, we assumed noncancelable capital leases related to three buildings with terms expiring at various years through 2018. At December 31, 2005, total obligations under these capital leases were $6.1 million. All three leases were with related parties of Chapel Steel.
     Capital expenditures, excluding acquisitions, were $53.7 million for the 2005 year. Our 2006 capital expenditures are currently budgeted at approximately $91 million, excluding acquisitions. Our 2006 budget includes several growth initiatives to expand or relocate existing facilities and to purchase certain facilities that are currently leased. Any capital expenditure commitments that existed at December 31, 2005 are included in the below table of contractual obligations. Our capital and operating lease commitments are discussed in Note 11 of the Notes to Consolidated Financial Statements and are also included in the contractual obligations table below. Our capital requirements are primarily for working capital, acquisitions, and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.
     If the pending merger with EMJ is completed, we will be required to make cash payments of approximately $385 million and issue Reliance common stock valued at approximately $339 million. The estimated purchase price of the acquisition is based upon a price of about $13.00 per share of EMJ common stock, payable approximately half in cash and half in Reliance common stock. Each EMJ shareholder will receive $6.50 in cash and a fraction of a Reliance share for each share of EMJ common stock. The cash portion, which includes the cash out of certain EMJ options and estimated transaction costs, will be financed under our $600 million syndicated credit facility. Additionally, we will assume approximately $286 million of EMJ’s existing long-term debt, adjusted by any payments or borrowings made by EMJ prior to the closing of the acquisition. In February 2006, we obtained the consent of our bank group to complete the EMJ acquisition and obtained amendments to both our syndicated credit facility and our private placement notes to allow for EMJ’s senior secured indentures of $250 million. In addition, upon closing of the EMJ acquisition, our syndicated credit facility will be increased to $700 million from $600 million.
     We anticipate that funds generated from operations and funds available under our line of credit will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs for the foreseeable future. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit, including the EMJ acquisition.

     The following table summarizes our contractual cash obligations as of December 31, 2005. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Year
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations(1)	$350,800	$49,525	$76,175	$88,950	$136,150

Capital Lease Obligations	7,337	780	1,560	1,560	3,437

Operating Lease Obligations	63,372	17,112	26,942	12,547	6,771

Purchase Obligations –Other (2)	49,687	46,513	2,068	272	834
Other Long-Term Liabilities
Reflected on the Balance Sheet under GAAP (3)	20,153	1,816	3,874	4,649	9,814

Total	$491,349	$115,746	$110,619	$107,978	$157,006

(1)	Amounts include principal payments only. See Note 6 of the Consolidated Financial Statements for information regarding interest rates and payment dates.

(2)	Includes capital expenditure items committed to as of December 31, 2005, including three lease buy-out options at fair market value estimated at $25 million. Includes non-cancelable purchase or service contracts with a term of one year or greater that existed at December 31, 2005. The majority of our material purchases are completed within 30 to 120 days and therefore are not included in this table. Also includes the amount of the put option to purchase the remaining 49.5% interest in American Steel, L.L.C., for $12 million per the terms of the Operating Agreement. This purchase was completed on January 3, 2006.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next ten years. These amounts are limited to the information provided by our actuaries.
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
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing up to an additional six million shares of our common stock to be repurchased. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2005, and prior to the additional authorization in May 2005, we had repurchased a total of 5.5 million shares of our common stock under this plan, at an average cost of $14.94 per share. We did not repurchase any shares of our common stock during 2005, 2004 or 2003. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our company. Proceeds from the issuance of common stock upon the exercise of stock options during 2005 were $10.8 million.
Inflation
     Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality
     Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, because of vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.
Goodwill
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $384.7 million at December 31, 2005, or approximately 21.7% of total assets or 37.4% of consolidated shareholders’ equity. Under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We have performed tests of goodwill as of November 1, 2004 and 2005, and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.
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
Impact of Recently Issued Accounting Standards
     In April 2005, the United States Securities and Exchange Commission (“SEC”) approved Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, that is effective for us January 1, 2006. Under SFAS No. 123R, we will be required to record compensation expense related to share based payments in our consolidated financial statements. Currently, we are only required to disclose the amount of such expense in the notes to our financial statements. We will apply this Statement to all awards granted on or after January 1, 2006, to unvested options as of January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We expect that the implementation of the provisions of SFAS No. 123R will have an impact consistent with the disclosures in Note 1 in our Notes to Consolidated Financial Statements.
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
Commodity price risk
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market (i.e., without long-term contracts) we are able to react to changes in metals pricing.
Foreign exchange rate risk
     Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Volatility in these markets could impact our net income. Based on our limited foreign operations we do not consider this risk to be material.
Interest rate risk
     We are exposed to market risk related to our fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect the market value of our fixed-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Based on our debt, we do not consider the exposure to interest rate risk to be material. Our fixed-rate debt obligations are not callable until maturity.

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
     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 10, 2006

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$35,022	$11,659
Accounts receivable, less allowance for doubtful accounts of $10,511 and $8,699 at December 31, 2005 and 2004, respectively	369,931	329,991
Inventories	387,385	349,779
Prepaid expenses and other current assets	19,009	17,216
Deferred income taxes	36,001	24,584

Total current assets	847,348	733,229
Property, plant and equipment, at cost:
Land	60,207	57,982
Buildings	281,986	261,228
Machinery and equipment	403,403	370,229
Accumulated depreciation	(265,877)	(230,626)

	479,719	458,813

Goodwill	384,730	341,780
Other assets (including intangibles not subject to amortization)	57,273	29,509

Total assets	$1,769,070	$1,563,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$188,584	$140,323
Accrued expenses	19,234	17,561
Accrued compensation and retirement costs	52,354	49,959
Accrued insurance costs	23,372	20,297
Deferred income taxes	214	138
Current maturities of long-term debt	49,525	46,400
Current maturities of capital lease obligations	536	—

Total current liabilities	333,819	274,678
Long-term debt	301,275	380,850
Capital lease obligations	5,515	—
Long-term retirement costs	15,660	14,102
Deferred income taxes	65,808	55,613
Minority interest	17,128	15,536
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 33,108,999 and 32,669,967 at December 31, 2005 and 2004, respectively, stated capital	325,010	313,953
Retained earnings	704,530	508,147
Accumulated other comprehensive income	325	452

Total shareholders’ equity	1,029,865	822,552

Total liabilities and shareholders’ equity	$1,769,070	$1,563,331

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$3,367,051	$2,943,034	$1,882,933
Other income, net	3,671	4,168	2,837

	3,370,722	2,947,202	1,885,770

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,449,000	2,110,848	1,372,310
Warehouse, delivery, selling, general and administrative	507,905	483,887	395,927
Depreciation and amortization	46,631	44,627	36,870
Interest	25,222	28,690	26,745

	3,028,758	2,668,052	1,831,852

Income before minority interest and income taxes	341,964	279,150	53,918
Minority interest	(8,752)	(9,182)	938

Income from continuing operations before income taxes	333,212	269,968	54,856
Provision for income taxes	127,775	100,240	20,846

Net income	$205,437	$169,728	$34,010

Earnings per share:
Income from continuing operations — diluted	$6.21	$5.19	$1.07

Weighted average shares outstanding — diluted	33,097,362	32,675,379	31,866,334

Income from continuing operations — basic	$6.24	$5.23	$1.07

Weighted average shares outstanding — basic	32,935,034	32,480,101	31,852,842

Cash dividends per share	$.38	$.26	$.24

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2003	31,752,087	$294,503	$317,189	$(1,257)	$610,435
Net income for the year	—	—	34,010	—	34,010
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	491	491
Unrealized gain on investments	—	—	—	212	212
Minimum pension liability	—	—	—	(376)	(376)

Comprehensive income					34,337
Stock options exercised	459,375	8,866	1,406	—	10,272
Stock issued under incentive bonus plan	14,410	218	—	—	218
Cash dividends — $.24 per share	—	—	(7,643)	—	(7,643)

Balance at December 31, 2003	32,225,872	303,587	344,962	(930)	647,619
Net income for the year	—	—	169,728	—	169,728
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1,476	1,476
Unrealized loss on investments	—	—	—	(166)	(166)
Minimum pension liability	—	—	—	72	72

Comprehensive income					171,110
Stock options exercised	436,800	10,130	1,905	—	12,035
Stock issued under incentive bonus plan	7,295	236	—	—	236
Cash dividends — $.26 per share	—	—	(8,448)	—	(8,448)

Balance at December 31, 2004	32,669,967	313,953	508,147	452	822,552
Net income for the year	—	—	205,437	—	205,437
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1	1
Unrealized gain on investments	—	—	—	40	40
Minimum pension liability	—	—	—	(168)	(168)

Comprehensive income					205,310
Stock options exercised	433,450	10,811	3,476	—	14,287
Stock issued under incentive bonus plan	5,582	246	—	—	246
Cash dividends — $.38 per share	—	—	(12,530)	—	(12,530)

Balance at December 31, 2005	33,108,999	$325,010	$704,530	$325	$1,029,865

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$205,437	$169,728	$34,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,631	44,627	36,870
Deferred income taxes	(1,059)	2,726	8,120
Gain on sales of property and equipment	—	(660)	(701)
Minority interest	8,752	9,182	(938)
Tax benefit of stock options exercised	3,476	1,905	1,406
Changes in operating assets and liabilities:
Accounts receivable	(15,391)	(108,198)	(11,641)
Inventories	(11,345)	(61,699)	19,995
Prepaid expenses and other assets	(2,624)	(3,584)	(4,517)
Accounts payable and accrued expenses	38,342	67,741	25,216

Net cash provided by operating activities	272,219	121,768	107,820

Investing activities:
Purchases of property, plant and equipment, net	(53,740)	(35,982)	(20,909)
Proceeds from sales of property and equipment	1,485	3,281	3,020
Acquisitions of metals service centers, net of cash acquired	(94,377)	—	(245,850)
Purchase of minority interest in foreign subsidiary	—	(473)	—
Tax reimbursements made related to prior acquisition	—	(16,475)	—

Net cash used in investing activities	(146,632)	(49,649)	(263,739)

Financing activities:
Proceeds from borrowings	393,000	209,000	299,785
Principal payments on long-term debt and short-term borrowings	(486,511)	(273,400)	(152,540)
Payments to minority shareholders	(7,159)	(1,709)	(378)
Dividends paid	(12,530)	(8,448)	(7,643)
Issuance of common stock	246	236	218
Exercise of stock options	10,811	10,130	8,866

Net cash (used in) provided by financing activities	(102,143)	(64,191)	148,308
Effect of exchange rate changes on cash	(81)	1,565	472

Increase (decrease) in cash and cash equivalents	23,363	9,493	(7,139)
Cash and cash equivalents at beginning of year	11,659	2,166	9,305

Cash and cash equivalents at end of year	$35,022	$11,659	$2,166

Supplemental cash flow information:
Interest paid during the period	$25,309	$28,525	$23,391
Income taxes paid during the period	$118,909	$100,589	$10,346
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
1.   Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, American Steel, L.L.C. (50.5%-owned until January 3, 2006 when it became wholly-owned), AMI Metals, Inc., CCC Steel, Inc., Central Plains Steel Co., Chapel Steel Corp., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Liebovich Bros., Inc., Lusk Metals, Pacific Metal Company, PDM Steel Service Centers, Inc., Phoenix Corporation, Precision Strip, Inc., Reliance Pan Pacific Pte., Ltd. (70%-owned), RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned) and Viking Materials, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance, other than American Steel, L.L.C., are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates its 50.5% investment in American Steel, L.L.C. and its 70% investment in Reliance Pan Pacific Pte., Ltd. Effective January 3, 2006, the Company purchased the remaining 49.5% interest in American Steel, L.L.C. During 2004, Valex Corp. purchased an additional interest in Valex Korea Co., Ltd. from their former minority partner and accounts for their 99% investment in Valex Korea on a consolidated basis. Through July 2004, Valex Corp. reported the 30.5% interest owned by its former partner as minority interest. Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation.
Business
     In 2005, the Company operated a metals service center network of more than 100 locations (including American Steel, L.L.C.) in 31 states, Belgium, France and South Korea which provided value-added metals processing services and distributed a full line of more than 95,000 metal products.
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
December 31, 2005
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
     For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As of November 1, 2005 and 2004, the dates of our annual impairment testing, the Company identified 38 reporting units. Each reporting unit constitutes a business under the definition provided by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business. The Company assigns goodwill at the business unit/reporting unit level at the time of acquisition, where applicable, as each business unit operates independently from the other business units and is evaluated at the business unit level for financial performance.
     The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year five of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. An annual assessment was performed and the Company determined that no impairment existed at November 1, 2005 or November 1, 2004.
     Property, plant and equipment is recorded at cost and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3-20 years
     The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2005 or 2004.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Revenue Recognition
     The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery, or at the time services are performed for its toll processing services. Shipping and handling charges are included as revenue in net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third-party carriers are not material and are typically included in cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2005, 2004 and 2003, shipping and handling costs included in “Warehouse, delivery, selling, general and administrative expenses” were approximately $75,868,000, $71,615,000, and $64,038,000, respectively.
Segment Information
     The Company has one reportable business segment — metals service centers. The acquisition made during 2005 did not result in new segments.
     Although a variety of products or services are sold at each of the Company’s various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2005	2004	2003
Carbon steel	55%	59%	54%
Aluminum	20	18	24
Stainless steel	15	14	14
Toll processing	4	4	3
Other	6	5	5

Total	100%	100%	100%

Stock-Based Compensation
     The Company grants stock options with an exercise price equal to the fair value of the stock at the date of grant. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations through December 31, 2005. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company is required to disclose the compensation expense as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 148. Under SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Reported net income	$205,437	$169,728	$34,010
Stock-based employee compensation cost, net of tax	2,954	1,149	820

Pro forma net income	$202,483	$168,579	$33,190

Earnings per share from continuing operations:
Basic — reported	$6.24	$5.23	$1.07

Basic — pro forma	$6.15	$5.19	$1.04

Diluted — reported	$6.21	$5.19	$1.07

Diluted — pro forma	$6.12	$5.16	$1.04

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	4.25%	3.25%	3.13%
Expected life in years	4	4	4
Expected volatility	.27	.28	.29
Expected dividend yield	.80%	.72%	1.10%
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
Foreign Currencies
     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “Accumulated Other Comprehensive Income (Loss)” component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 2005.
Impact of Recently Issued Accounting Standards
     In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to record compensation expense related to share-based payments in their financial statements, among other things. Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after January 1, 2006, to unvested options as of January 1, 2006, and to awards modified, repurchased, or cancelled after that date. We expect that the implementation of the provisions of SFAS No. 123R will have an impact consistent with our disclosures under SFAS No. 148 in Note 1.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
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
2. Investments in Joint Venture Companies
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
     Effective May 1, 2002, the Agreement was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Agreement were eliminated, among other changes. The Agreement, as amended, provided that the Company may purchase the remaining 49.5% of American Steel during a term of 90 days following the earlier of the death of the owner of Industries or April 1, 2006 and was required to purchase the remaining 49.5% of American Steel if Industries so elected during a term of 90 days following the earlier of the death of the owner of Industries or January 1, 2006. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. In January 2006, in accordance with the Agreement, the Company purchased the remaining 49.5% interest in American Steel L.L.C for $12,000,000.
     In October 2005, the Company, with its partner Manufacturing Network Pte. Ltd. (“MNPL”), a Singapore company, formed Reliance Pan Pacific Pte., Ltd. (“RPP”). RPP, a Singapore company, is 70%-owned by the Company and 30%-owned by MNPL. RPP had no activity in 2005.
3. Acquisitions
2005 Acquisition
     On July 1, 2005, the Company acquired 100% of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), headquartered in Spring House (Philadelphia), Pennsylvania. The Company paid approximately $94,200,000 in cash for the equity of Chapel Steel and assumed approximately $16,800,000 of Chapel Steel’s debt.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     The acquisition was funded on July 1, 2005 with borrowings on the Company’s existing $600,000,000 syndicated credit facility. A portion of the purchase price, $5,000,000, was paid into an escrow account that will be released to the sellers after satisfaction of certain indemnification obligations by the sellers. The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed of Chapel Steel at the date of the acquisition:

At July 1, 2005
(in thousands)
Cash	$21
Accounts receivable	24,549
Inventory	26,261
Property, plant and equipment	11,076
Goodwill	42,949
Intangible assets subject to amortization	10,700
Intangible assets not subject to amortization	19,000
Other current and long-term assets	1,293

Total assets acquired	135,849

Capital lease obligations	(6,332)
Borrowings on line of credit	(16,780)
Other current liabilities	(18,342)

Total liabilities assumed	(41,454)

Net assets acquired	$94,395

     The operating results of Chapel Steel are included in the Company’s consolidated results of operations from the date of acquisition. The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition and the year immediately preceding, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, and a provision for income taxes, as Chapel Steel was previously taxed as an S-Corporation under Section 1361 of the Internal Revenue Code. These adjustments are discussed in detail in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission on September 16, 2005. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2005 or 2004, or of any potential results which may occur in the future.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$3,503,759	$3,216,503
Net income	$212,600	$202,842
Earnings per share — diluted	$6.42	$6.21
Earnings per share — basic	$6.46	$6.25
2003 Acquisition
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
     The acquisition of Precision Strip was funded on July 1, 2003 with borrowings on the Company’s $335,000,000 syndicated bank line of credit and with a new private placement of $135,000,000 of senior secured notes. Private placement notes of $60,000,000 will mature in 2011 and bear interest at a rate of 4.87% and notes totaling $75,000,000 will mature in 2013 and bear interest at a rate of 5.35%. See Note 6 for further discussion. In April 2004, $16,475,000 was paid to the Precision Strip sellers as reimbursement for income tax payments related to Reliance’s election of Section 338(h)(10) treatment. This amount was in addition to the original purchase price. A portion of the purchase price, $11,000,000, that the Company had paid into an escrow account was released to the sellers in January 2005, as specified in the acquisition agreement, after satisfaction of certain indemnification obligations by the sellers.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed of Precision Strip at the date of the acquisition, adjusted for the additional payment to the sellers in April 2004.

At July 1, 2003
(in thousands)
Cash	$70
Accounts receivable	19,961
Property, plant and equipment	176,658
Goodwill	60,477
Intangible assets subject to amortization	6,200
Intangible assets not subject to amortization	6,300
Other assets	2,799

Total assets acquired	272,465

Current liabilities	(8,090)

Total liabilities assumed	(35,691)

Net assets acquired	$236,774

     Both the Chapel Steel and Precision Strip acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of the acquisition. The Company utilized the services of a valuation specialist to assist in identifying and determining the fair market values and economic lives of intangible assets of acquired companies.
     As part of the purchase price allocation of Chapel Steel and Precision Strip, $19,000,000 and $6,300,000, respectively, were allocated to the trade names acquired that are not subject to amortization. The Company determined that the trade name acquired in connection with both acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for Chapel Steel and Precision Strip of $10,700,000 and $6,200,000, respectively, with weighted average lives of 8.5 and 6.1 years, respectively. The entire goodwill amount from both acquisitions is expected to be deducted for tax purposes in future years.
4. Intangible Assets
     At December 31, 2005 and 2004, net intangible assets of approximately $44,386,000 and $16,671,000, respectively, are included in other assets, and consist of the following:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Covenants not to compete	$6,053	$(5,912)	$5,953	$(5,717)
Loan fees	7,689	(4,938)	5,550	(3,126)
Customer list/relationships	17,900	(4,794)	7,300	(2,728)
Trade names	28,300	—	9,300	—
Other	429	(341)	429	(290)

	$60,371	$(15,985)	$28,532	$(11,861)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     Amortization expense for intangible assets amounted to approximately $4,125,000, $3,208,000 and $2,304,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2006	$3,005
2007	2,925
2008	2,524
2009	1,923
2010	1,692
5. Inventories
     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in better matching of costs and revenues. At December 31, 2005 and 2004, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $142,484,000 and $125,893,000, respectively. Inventories of $97,634,000 and $89,905,000 at December 31, 2005 and 2004, respectively, were stated on the FIFO method, which is not in excess of market.
6. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	December 31,
	2005	2004
	(In thousands)
Revolving line of credit ($335,000,000 limit) originally due October 24, 2006, terminated June 13, 2005, interest at variable rates, weighted average rate of 3.66% during the period from January 1, 2005 through June 13, 2005 (3.09% during 2004)	$—	$30,000
Revolving line of credit ($600,000,000 limit) due June 11, 2010, interest at variable rates, weighted average rate of 4.27% during the period from June 13, 2005 through December 31, 2005	—	—
Senior unsecured notes due from January 2, 2007 to January 2, 2009, average fixed interest rate of 7.33%	30,000	53,000
Senior unsecured notes due from January 2, 2006 to January 2, 2008, average fixed interest rate of 7.06%	55,000	55,000
Senior unsecured notes due from October 15, 2006 to October 15, 2010, average fixed interest rate of 6.60%	127,000	150,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate of 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate of 2.45% during 2005 (1.25% during 2004)	2,250	2,450
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate of 2.68% during 2005 (1.50% during 2004)	1,550	1,800

Total	350,800	427,250
Less amounts due within one year	(49,525)	(46,400)

Total long-term debt	$301,275	$380,850

     The Company, in October 2001, entered into a five-year syndicated credit agreement, as amended, with ten banks for an unsecured revolving line of credit with a borrowing limit of $335,000,000. On June 13, 2005, the Company entered into a new $600,000,000, five year, unsecured syndicated credit agreement with fifteen banks as lenders that replaced the Company’s previous $335,000,000 credit facility. At December 31, 2005, the Company had $15,245,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,755,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, currently at an annual rate of 0.100%.
     The Company has $347,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.17% and have an average remaining life of 4.2 years, maturing from 2006 to 2013.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     Both the $335,000,000 syndicated credit agreement, that was replaced, and the senior notes became secured on July 1, 2003 concurrent with the Company’s acquisition of Precision Strip. The personal property pledged as collateral included, but was not limited to, the outstanding securities of each of the Company’s material corporate subsidiaries. The security interest was to terminate when the Company met certain conditions, including a required leverage ratio. In the first quarter of 2005 the security interest granted under our $335,000,000 syndicated credit facility and our senior note agreements was automatically released as the Company met the required conditions of the release. The senior note agreements and the $600,000,000 credit facility are unsecured.
     The $600,000,000 syndicated credit agreement and senior note agreements require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends the Company may pay, among other things.
     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2006	$49,525
2007	20,525
2008	55,650
2009	10,700
2010	78,250
Thereafter	136,150

$350,800

7. Income Taxes
     Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. The Company is subject to audits by various tax authorities which may result in adjustments to income tax amounts previously reported by the Company. Due to the uncertainty of the timing of potential audits and adjustments that may result from these audits, no estimate of a possible range of loss may be made by the Company as of December 31, 2005. As of December 31, 2005, the Company had available state and city net operating loss carryforwards of $787,000 to offset future income taxes expiring in years 2006 through 2025.
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$18,519	$13,724
Inventory costs capitalized for tax purposes	8,027	4,837
Bad debt	3,861	3,126
LIFO inventory	1,697	869
Other	3,897	2,028

Total deferred tax assets	36,001	24,584

Deferred tax liabilities:
Tax over book depreciation	(38,256)	(34,299)
Goodwill	(27,635)	(21,314)
Other	(131)	(138)

Total deferred tax liabilities	(66,022)	(55,751)

Net deferred tax liabilities	$(30,021)	$(31,167)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$109,432	$85,544	$9,361
State	16,156	11,929	3,365

	125,588	97,473	12,726

Deferred:
Federal	2,858	3,167	6,291
State	(671)	(400)	1,829

	2,187	2,767	8,120

	$127,775	$100,240	$20,846

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2005	2004	2003
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.2	2.9	4.0
Other	0.1	(0.8)	(1.0)

Effective tax rate	38.3%	37.1%	38.0%

     At December 31, 2005, unremitted earnings of subsidiaries outside of the United States were approximately $10,500,000, on which no United States taxes had been provided. The Company’s intention is to reinvest these earnings or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings. Valex Korea qualifies for a tax holiday in Korea which consists of a seven-year full exemption from corporate income tax followed by a 50% exemption for the succeeding three years. The exemption is limited to the amount of the Company’s initial investment in Valex Korea. The tax holiday began the first year the subsidiary generated taxable income after utilization of any carryforward losses, which was in 2003. The dollar effect of the tax savings from the tax holiday were $973,000, or $0.03 per diluted share, in 2005, $1,248,000, or $0.04 per diluted share in 2004, and $139,000 or less than $0.01 per diluted share in 2003.
     The American Jobs Creation Act of 2004 (the Jobs Act) introduced a number of changes to the income tax laws which may affect the Company in future years. A special one-time tax deduction was created relating to the repatriation of certain foreign earnings to the United States, provided certain conditions are met. The Company did not repatriate any earnings that were subject to this deduction. The Jobs Act also provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company will continue to evaluate what, if any, benefits may result from this deduction but does not anticipate that the benefit, if any, will be significant for 2005.
8. Stock Option Plans
     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (“the 1994 Plan”). In May 2001, the shareholders approved an amendment to the 1994 Plan which increased the number of shares with respect to which options may be granted to 2,500,000 shares. The 1994 Plan expired by its terms on December 31, 2003. There are 524,000 options granted and outstanding under the 1994 Plan as of December 31, 2005. The 1994 Plan provided for granting of stock options that were either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options were required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     Stock options could not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five-year terms and vest at the rate of 25% per year, commencing one year from the date of grant. Transactions under the 1994 Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2003	1,227,850	$22.64
Granted	718,000	$25.08
Exercised	(423,375)	$19.35
Expired	(149,000)	$23.53

Outstanding at December 31, 2003	1,373,475	$24.83
Exercised	(367,800)	$24.05
Expired	(31,725)	$24.69

Outstanding at December 31, 2004	973,950	$25.13
Exercised	(425,950)	$25.08
Expired	(24,000)	$24.94

Outstanding at December 31, 2005	524,000	$25.19

     In May 2004, the Board of Directors of the Company adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserved 3,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. There are 2,007,500 shares available for issuance with 992,500 options granted and outstanding under the 2004 Plan as of December 31, 2005. The 2004 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options may not be granted longer than 10 years from the date of the 2004 Plan. All options granted have five-year terms and vest at the rate of 25% per year, commencing one year from the date of grant. Transactions under the 2004 Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2005	—	$—
Granted	992,500	$49.15
Exercised	—	$—
Expired	—	$—

Outstanding at December 31, 2005	992,500	$49.15

     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. In February 1999, the Directors Plan was amended to allow the Board of Directors of the Company (the “Board”) authority to grant additional options to acquire the Company’s common stock to non-employee directors. In May 2004 the Directors Plan was amended so that any unexpired stock options granted under the Directors Plan to a non-employee director that retires from the Board of Directors at or after the age of 75, become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. In May 2005, after approval of the Company’s shareholders, the Directors Plan was further amended and restated providing that options to acquire 3,000 shares of Common Stock would be automatically granted to each non-employee director each year and would become 100% exercisable after one year. Once exercisable, the options would remain exercisable until that date which is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 187,000 shares reserved as of May 2005 to 250,000 shares. Options under the Directors Plan are non-qualified stock options, with an exercise price at fair market value at the date of grant. All options granted prior to May 2005 expire five years from the date of grant. None of these stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. As of December 31, 2005, there were 179,500 options available for issuance under the Directors Plan.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     Transactions under the Directors Plan are as follows:

		Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2003	157,500	$20.87
Granted	37,500	$17.11
Exercised	(36,000)	$18.67
Expired	(45,000)	$24.59

Outstanding at December 31, 2003	114,000	$18.86
Granted	22,500	$32.12
Exercised	(69,000)	$18.62
Expired	(15,000)	$18.83

Outstanding at December 31, 2004	52,500	$24.87
Granted	18,000	$36.62
Exercised	(7,500)	$17.11
Expired	—	$—

Outstanding at December 31, 2005	63,000	$29.15

     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Average Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price of Options
Exercise Price	December 31, 2005	In Years	Exercise Price	December 31, 2005	Exercisable
$17-$23	15,000	2.4	$17.11	7,500	$17.11
$24-$30	531,500	2.4	$25.20	125,000	$25.28
$31-$35	22,500	3.3	$32.12	5,625	$32.12
$36-$50	1,010,500	4.9	$48.93	—	$—

$17-$50	1,579,500	4.0	$40.40	138,125	$25.11

9. Employee Benefits
     The Company has an employee stock ownership plan (“the ESOP”) and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.
     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2005.
     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. A separate SERP plan exists for one of the companies acquired during 1998 and for the Company’s 50.5%-owned company, each of which provides post-retirement pension benefits to its respective key employees. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with values of $12,379,000 and $12,240,000 at December 31, 2005 and 2004, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     The net periodic pension costs for the SERP plans were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$414	$393	$399
Interest cost	863	796	868
Recognized losses	159	113	233
Prior service cost recognized	196	196	196

	$1,632	$1,498	$1,696

     The following is a summary of the status of the funding of the SERP plans:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$14,124	$15,322	$13,366
Service cost	414	393	399
Interest cost	863	796	868
Actuarial losses (gains)	1,137	(1,730)	1,224
Benefits paid	(699)	(657)	(535)

Benefit obligation at end of year	$15,839	$14,124	$15,322

Funded status
Funded status of the plan	$(15,839)	$(14,124)	$(15,322)
Unrecognized net actuarial losses	3,278	2,300	4,143
Unamortized prior service cost	587	782	978

Net amount recognized	$(11,974)	$(11,042)	$(10,201)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(13,049)	$(12,092)	$(11,796)
Accumulated other comprehensive loss	1,075	1,050	1,595

Net amount recognized	$(11,974)	$(11,042)	$(10,201)

     The accumulated benefit obligation for all SERP plans was $11,064,000 and $11,113,000 at December 31, 2005 and 2004, respectively.

	Year Ended December 31,
	2005	2004
	(in thousands)
Additional Information
Increase (decrease) in minimum liability included in other comprehensive income	$25	$(545)
     In determining the actuarial present value of projected benefit obligations for the Company’s SERP plans, the assumptions were as follows:

	2005	2004	2003
Weighted average assumptions
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	3.0%-6.0%	3.0%-6.0%	3.0%-6.0%
     Through the purchase of the net assets of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001, the Company, through its subsidiary PDM Steel Service Centers, Inc., maintains defined benefit pension plans for certain of its employees. The Company also maintains a defined benefit pension plan for the employees of its subsidiary Durrett Sheppard Steel Co., Inc. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. The PDM Merit Shop Defined Benefit Pension Plan (“Merit Plan”), a non-union plan, was frozen effective December 31, 2003 and subsequently terminated effective December 31, 2004. All existing participants in the Merit Plan became 100% vested in their accrued benefits as of the termination date. No gain or loss has been recognized as a result of the termination. Distributions to participants will be made in 2006. The affected participants under the Merit Plan are eligible to participate in the Company’s Master Plan.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     The net periodic pension costs for the defined benefit pension plans covering certain employees were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$371	$318	$431
Interest cost	491	423	455
Expected return on plan assets	(545)	(500)	(371)
Curtailment/settlement gain recognized	—	—	(599)
Prior service cost recognized	(5)	(5)	(5)
Amortization of loss	55	2	44

	$367	$238	$(45)

     The following is a summary of the status of the funding of the defined benefit plans:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,366	$6,844	$6,814
Service cost	371	318	431
Interest cost	491	423	455
Actuarial losses (gains)	904	886	(138)
Benefits paid	(343)	(268)	(231)
Plan amendments	—	—	76
Curtailments or settlements	—	—	(802)
Discount rate changes	—	163	239

Benefit obligation at end of year	$9,789	$8,366	$6,844

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Change in plan assets
Fair value of plan assets	$6,866	$6,071	$4,668
Actual return on plan assets	527	546	1,346
Employer contributions	601	527	302
Benefits paid	(358)	(278)	(245)

Fair value of plan assets at end of year	$7,636	$6,866	$6,071

Funded status
Funded status of the plan	$(2,153)	$(1,500)	$(773)
Unrecognized net actuarial losses	2,270	1,389	378
Unamortized prior service cost	39	33	27

Net amount recognized	$156	$(78)	$(368)

Amounts recognized in the statement of financial position
Accrued benefit liability	$(1,413)	$(1,397)	$(907)
Prepaid benefit cost	527	528	528
Intangible asset	8	8	9
Accumulated other comprehensive income	1,034	783	2

Net amount recognized	$156	$(78)	$(368)

     The accumulated benefit obligation for all defined benefit pension plans was $8,513,000 and $7,464,000 at December 31, 2005 and 2004, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

	Year Ended December 31,
	2005	2004
	(in thousands)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$7,033	$3,399
Fair value of plan assets	6,106	2,447

Additional information
Increase in minimum liability included in other comprehensive income	$251	$13
     In determining the actuarial present value of projected benefit obligations for the Company’s defined benefit plans, the assumptions were as follows:

	2005	2004	2003
Weighted average assumptions to determine benefit obligations
Discount rate	5.2% - 6.0%	5.3% - 6.0%	6.25%
Expected long-term rate of return on plan assets	7.5% - 8.5%	7.5% - 8.5%	7.5% - 8.5%
Rate of compensation increase	4.0%	4.0%	4.0% - 4.5%

Weighted average assumptions to determine net cost
Discount rate	5.3% - 6.25%	5.6% - 6.0%	6.25% - 6.75%
Expected long-term rate of return on plan assets	7.5% - 8.5%	7.5% - 8.5%	7.5% - 8.5%
Rate of compensation increase	4.0%	4.0%	4.0% - 4.5%
     The weighted-average asset allocations of the Company’s defined benefit plans at December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004
Plan Assets
Equity securities	69%	68%
Debt securities	25	25
Other	6	7

Total	100%	100%

     The above asset allocations are in line with the Company’s target asset allocation ranges which are as follows: equity securities 50% to 80%, debt securities 20% to 60%, and other assets of 0% to 10%. The Company establishes its estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. In 2006, the assets of the terminated defined benefit plan were transferred to more liquid assets, pending distribution. The Company uses a measurement date of December 31 for the majority of its SERP and defined benefit plans. Employer contributions to the SERP and defined benefit plans during 2006 are expected to be $779,000 and $993,000, respectively.
     The following is a summary of benefit payments, which reflect expected future employee service and the termination of the PDM Merit Plan, as appropriate, expected to be paid in the periods indicated (in thousands):

		Defined
	SERP Plans	Benefit Plans
2006	$779	$3,386
2007	779	143
2008	792	233
2009	844	280
2010	894	288
2011 – 2014	5,703	2,184

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     The Company participates in various multi-employer pension plans covering certain employees not covered under the Company’s benefit plans pursuant to agreements between the Company and collective bargaining units, who are members of such plans. In 2005, 2004 and 2003, the Company made contributions to multi-employer defined benefit plans related to collective bargaining agreements in the amounts of $2,274,000, $2,204,000 and $2,212,000, respectively.
     The Company’s contribution expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2005	2004	2003
Master Plan	$7,035	$6,241	$4,528
Employee Stock Ownership Plan	1,000	1,000	800
Supplemental Executive Retirement Plans	1,632	1,498	1,696
Defined Benefit Plans	367	238	(45)

	$10,034	$8,977	$6,979

     The Company has a “Key-Man Incentive Plan” (the “Incentive Plan”) for division managers and officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2005 and 2004, this incentive compensation bonus was payable 75% in cash and 25% in the Company’s common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $6,863,000 and $4,057,000 under the Incentive Plan as of December 31, 2005 and 2004, respectively. In March 2005 and 2004, the Company issued 5,582 and 7,295 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 2004 and 2003, respectively. The Company had 87,098 shares of common stock available for issuance under the Incentive Plan as of December 31, 2005.
10. Shareholders’ Equity
Common Stock
     The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company pays a regular quarterly cash dividend on its common stock, currently at $0.10 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders.
Share Repurchase Program
     In August 1998, the Board approved the purchase of up to an additional 3,750,000 shares of the Company’s outstanding common stock through its Stock Repurchase Plan (“Repurchase Plan”), for a total of up to 6,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorized the Company to purchase shares of its common stock from time to time in the open market or in privately-negotiated transactions. In May 2005, the Board amended and restated the Repurchase Plan to authorize the purchase of up to an additional 6,000,000 shares of the Company’s common stock and to extend the term of the Repurchase Plan for ten years, to December 31, 2014. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2005, and prior to the additional authorization in May 2005, the Company had repurchased a total of 5,538,275 shares of its common stock under the Repurchase Plan, at an average cost of $14.94 per share. The Company did not repurchase any shares in 2005, 2004 or 2003.
Preferred Stock
     The Company is authorized to issue 5,000,000 shares of preferred stock, no par value per share. No shares of the Company’s preferred stock are issued and outstanding. The Company’s restated articles of incorporation provide that shares of preferred stock may be issued from time to time in one or more series by the Board. The Board can fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of each series of preferred stock. The rights of preferred shareholders may supersede the rights of common shareholders.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Accumulated Other Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive income (loss) included the following:

	December 31,
	2005	2004
	(in thousands)
Foreign currency translation adjustments	$1,500	$1,499
Unrealized gain on investments	129	88
Minimum pension liability	(1,304)	(1,135)

	$325	$452

     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized gain on investments and minimum pension liability are net of deferred income taxes of ($79,000) and $804,000, respectively, as of December 31, 2005 and ($54,000) and $692,000, respectively, as of December 31, 2004.
Registration Statement for the Pending Merger
     In connection with the pending acquisition of Earle M. Jorgensen Company as discussed in Note 13, the Company filed a registration statement on SEC Form S-4 that became effective on March 1, 2006. The registration statement on Form S-4 enables the Company to issue up to 6,248,423 shares of its common stock in connection with this transaction. To date, no securities have been issued pursuant to this registration statement.
11. Commitments and Contingencies
     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2018. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2005 (in thousands):

	Operating	Capital
	Leases	Leases
2006	$17,112	$780
2007	16,045	780
2008	10,897	780
2009	7,289	780
2010	5,258	780
Thereafter	6,771	3,437

	$63,372	$7,337

Less, interest		(1,286)

Capital lease obligations		6,051
Less, current portion		(536)

Long-term capital lease obligations		$5,515

     Total rental expense amounted to $22,145,000, $21,625,000 and $20,474,000 for 2005, 2004 and 2003, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
     Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amount of $3,766,000, $3,812,000 and $4,447,000 for 2005, 2004 and 2003, respectively. These related party leases are for buildings related to certain of the companies we have acquired and expire in various years through 2018.
     Also, in connection with the Chapel Steel acquisition, the Company acquired noncancelable capital leases related to three buildings with terms expiring in various years through 2016. At December 31, 2005, total obligations under these capital leases were $6,051,000. The carrying value and accumulated depreciation of those leases at December 31, 2005 were $8,100,000 and $409,000, respectively. All three capital leases are with related parties who are not executive officers of the Company.
     At December 31, 2005, approximately 12% of the Company’s total employees were covered by collective bargaining agreements, which expire at various times over the next five years. Approximately 4% of the Company’s employees were covered by collective bargaining agreements that expire during 2006.
     The Company is subject to legal proceedings and claims and examinations by the IRS and other taxing authorities which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, an estimate of potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.
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

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net income	$205,437	$169,728	$34,010

Denominator:
Denominator for basic earnings per share — weighted average shares	32,935	32,480	31,853

Effect of dilutive securities:
Stock options	162	195	13

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	33,097	32,675	31,866

Earnings per share from continuing operations — diluted	$6.21	$5.19	$1.07

Earnings per share from continuing operations — basic	$6.24	$5.23	$1.07

     The computations of earnings per share for the years ended December 31, 2005 and 2003 do not include 992,500 and 1,336,625 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the year ended December 31, 2004.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
13. Subsequent Events
     In January 2006, the Company entered into a merger agreement to acquire the outstanding stock of Earle M. Jorgensen Company (“EMJ”) for approximately $13.00 per share in cash and stock, subject to a collar. The consideration to EMJ stockholders will be paid approximately 50% in cash and 50% in the Company’s common stock, subject to a minimum and maximum number of shares of Reliance stock. Under the terms of the merger agreement, EMJ stockholders will have the right to receive consideration of $6.50 in cash and between 0.0892 and 0.1207 of a share of the Company’s common stock, depending on the average trading price per share of the Company’s common stock on the New York Stock Exchange for the 20 trading days ending on and including the second trading day prior to completion of the merger. If the average price of the Company’s common stock prior to the closing is between $53.86 and $72.86 per share, the value of the Reliance common stock received would be $6.50 per EMJ share.
     The cash portion of approximately $385,000,000, which includes the cash out of certain EMJ options and estimated transaction costs, will be financed under the Company’s $600,000,000 syndicated credit facility. Additionally, the Company will assume EMJ’s existing long-term debt, including $250,000,000 of senior secured indentures. The Company obtained amendments to its $600,000,000 credit facility and its senior unsecured notes in February 2006 that allow the Company to assume the EMJ indentures, among other things. The amendment to the credit facility also provides for an increase in the maximum amount available to $700,000,000, to be effective upon completion of the EMJ acquisition. The Company expects to finalize the merger in early April 2006.
     Additionally, effective January 3, 2006, the Company purchased the remaining 49.5% minority interest in American Steel L.L.C. for $12,000,000. On March 1, 2006, the Company acquired Everest Metals (Suzhou) Co., Ltd., a metals service center company in China, through its 70%-owned joint venture company, Reliance Pan Pacific Pte., Ltd.

RELIANCE STEEL & ALUMINUM CO.
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2005, 2004 and 2003:

	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2005:
Net sales	$811,907	$816,342	$870,124	$868,678
Cost of sales	$595,971	$594,107	$641,396	$617,526
Gross profit	$215,936	$222,235	$228,728	$251,152
Net income	$46,363	$49,049	$49,437	$60,588
Earnings per share from continuing operations — diluted	$1.41	$1.48	$1.49	$1.81
Earnings per share from continuing operations — basic	$1.41	$1.49	$1.50	$1.83
2004:
Net sales	$655,765	$760,780	$783,670	$742,819
Cost of sales	$468,335	$532,313	$568,748	$541,452
Gross profit	$187,430	$228,467	$214,922	$201,367
Net income	$29,839	$52,797	$44,140	$42,952
Earnings per share from continuing operations — diluted	$.92	$1.62	$1.35	$1.31
Earnings per share from continuing operations — basic	$.92	$1.63	$1.36	$1.32
2003:
Net sales	$450,823	$456,329	$490,587	$485,194
Cost of sales	$331,420	$336,957	$351,625	$352,308
Gross profit	$119,403	$119,372	$138,962	$132,886
Net income	$5,579	$6,392	$12,353	$9,686
Earnings per share from continuing operations — diluted	$.18	$.20	$.39	$.30
Earnings per share from continuing operations — basic	$.18	$.20	$.39	$.30
     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2003 Allowance for doubtful accounts	$5,158	$4,373	$600	$5,415	(1)	$4,716
Year Ended December 31, 2004 Allowance for doubtful accounts	$4,716	$9,078	$266	$5,361	(1)	$8,699
Year Ended December 31, 2005 Allowance for doubtful accounts	$8,699	$5,173	$556	$3,917	(1)	$10,511

(1)	Uncollectible accounts written off, net of recoveries.

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
     Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     On July 1, 2005, the Company acquired Chapel Steel Corp. Due to the timing of the acquisition, Chapel Steel Corp. was not included in management’s 2005 assessment of and report on internal control over financial reporting.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information.
     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.
     We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Reliance Steel & Aluminum Co. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Chapel Steel Corp., which is included in the 2005 consolidated financial statements of Reliance Steel & Aluminum Co. and constituted 8.0% and 9.9% of total assets and net assets, respectively, as of December 31, 2005, and 3.9% and 3.6% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Reliance Steel & Aluminum Co. also did not include an evaluation of the internal control over financial reporting of Chapel Steel Corp.
     In our opinion, management’s assessment that Reliance Steel & Aluminum Co. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 10, 2006

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position with Reliance
David H. Hannah(1)	54	Chief Executive Officer; Director
Gregg J. Mollins(1)	51	President; Chief Operating Officer; Director
Karla R. Lewis	40	Executive Vice President; Chief Financial Officer
James P. MacBeth	58	Senior Vice President, Carbon Steel Operations
William K. Sales, Jr.	48	Senior Vice President, Non-Ferrous Operations
Joe D. Crider(1) (4) (5)	76	Non-Executive Chairman of the Board; Director
Thomas W. Gimbel(1) (5)	54	Director
Douglas M. Hayes(2) (3) (4)	62	Director
Franklin R. Johnson(2) (3) (5)	69	Director
Mark V. Kaminski(1) (4) (5)	50	Director
Richard J. Slater(2)(5)	59	Director
Leslie A. Waite(2) (3) (4)	60	Director

(1)	Term of office as a director expiring in 2006.

(2)	Term of office as a director expiring in 2007.

(3)	Member of the Audit Committee.

(4)	Member of the Compensation and Stock Option Committee.

(5)	Member of the Nominating and Governance Committee.
   Directors
     Joe D. Crider became the Chairman of the Board of Reliance in February 1997. Mr. Crider was the Chief Executive Officer of Reliance from May 1994 until his retirement in January 1999. Before becoming the Chief Executive Officer, Mr. Crider had been President and Chief Operating Officer and a director since 1987 and served in other capacities at the Company since 1975. Mr. Crider serves as a member of our Compensation and Stock Option Committee and as a member of our Nominating and Governance Committee. The Board of Directors has determined that Mr. Crider is an independent director.
     Thomas W. Gimbel was appointed a director of Reliance in January 1999. Since 1984, Mr. Gimbel has been the President of Advanced Systems Group, which is an independent computer consulting firm servicing database requirements for diverse businesses of various sizes. From 1975 to 1984, Mr. Gimbel was employed by Dun & Bradstreet. Mr. Gimbel serves as a member of our Nominating and Governance Committee. The Board of Directors has determined that Mr. Gimbel is an independent director.
     David H. Hannah was appointed a director of Reliance in 1992 and became the Chief Executive Officer of Reliance in January 1999. Mr. Hannah served as President of Reliance from November 1995 to January 2002. Prior to that, he was Executive Vice President and Chief Financial Officer from 1992 to 1995, Vice President and Chief Financial Officer from 1990 to 1992 and Vice President and Division Manager of the Los Angeles Reliance Steel Company division of Reliance from 1989 to 1990. Mr. Hannah has served as an officer of the Company since 1981. For eight years before joining Reliance, Mr. Hannah, a certified public accountant, was employed by Ernst & Whinney (a predecessor to Ernst & Young LLP, our independent registered public accounting firm) in various professional staff positions.
     Douglas M. Hayes became a director of Reliance in September 1997. Mr. Hayes retired from Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), where he was Managing Director of Investment Banking from 1986 to May 1997, after which he established his own investment firm, Hayes Capital Corporation, located in Los Angeles, California. DLJ was an underwriter in our 1997 public equity offering and was also the underwriter in our initial public offering in 1994. Mr. Hayes serves as a member of our Audit Committee and our Compensation and Stock Option Committee. Mr. Hayes is also a director of Circor International, Inc., a public company, the securities of which are traded on the New York Stock Exchange, and for which Mr. Hayes serves as chairman of the nominating and governance committee and as a member of the compensation committee, and Mr. Hayes serves as a director of Sands Regent, a public company, the securities of which are traded on NASDAQ, and for which he serves as chairman of its audit committee. The Board of Directors has determined that Mr. Hayes is an independent director.

     Franklin R. Johnson was appointed a director of Reliance in February 2002. Mr. Johnson is a certified public accountant, having been the managing partner of the entertainment practice of Price Waterhouse until he retired in June 1997. Mr. Johnson was the chief financial officer of Rysher Entertainment, a producer and distributor of films and television shows from June 1997 to June 1999 and, since July 1999, he has served as a business consultant, a litigation consultant and an expert witness, none of which services has been provided to Reliance. Mr. Johnson serves as the Chairman and a member of our Audit Committee and as a member of our Nominating and Governance Committee. Mr. Johnson is also a director of Special Value Opportunities Fund, a public fund for institutional investors organized by Tennenbaum Capital Partners, for which Mr. Johnson is chairman of its audit committee. Mr. Johnson serves as the chairman of the board and president of the United States Tennis Association, a non-profit corporation, and is on the compensation and investment committees. Mr. Johnson also serves as a director and as chairman of the audit committee of the UCLA Foundation, also a non-profit entity. The Board of Directors has determined that Mr. Johnson is an independent director and that he qualifies as the financial expert of the Audit Committee.
     Mark V. Kaminski was appointed a director as of November 1, 2004. Mr. Kaminski was chief executive officer and a director of Commonwealth Industries, Inc. (now Aleris International, Inc.) from 1991 to June 2004, when he retired. Mr. Kaminski had served in other capacities with Commonwealth Industries Inc. since 1987. Commonwealth Industries Inc. has been a supplier of metals to Reliance, but the purchases in any year do not exceed five percent of either the gross revenues or the total consolidated assets of the Company or of Commonwealth. Mr. Kaminski is also a director of the Matthew Kelly Foundation, Cincinnati, Ohio, a non-profit organization. Mr. Kaminski serves as a member and Chairman of our Nominating and Governance Committee and as a member of the Compensation and Stock Option Committee. The Board of Directors has determined that Mr. Kaminski is an independent director.
     Gregg J. Mollins was appointed a director of Reliance in September 1997 and became President of Reliance in January 2002. Mr. Mollins has served as Chief Operating Officer since May 1994. Mr. Mollins was Executive Vice President from November 1995 to January 2002, was Vice President and Chief Operating Officer from 1994 to 1995 and was Vice President from 1992 to 1994. Prior to that time he had been with Reliance for six years as Division Manager of the Santa Clara division. For ten years before joining Reliance in 1986, Mr. Mollins was employed by certain of our competitors in various sales and sales management positions.
     Richard J. Slater is the president and a director of ORBIS L.L.C., an investment and advisory firm, and is an advisor to the chairman and chief executive officer of Jacobs Engineering Group, Inc., a New York Stock Exchange listed company that provides global technical professional services. Mr. Slater served in various positions with Jacobs Engineering Group from 1980 to 2003, most recently as Executive Vice President of Worldwide Operations. Mr. Slater serves as a member of our Nominating and Governance Committee. The Board of Directors has determined that Mr. Slater is an independent director.
     Leslie A. Waite has been a director of Reliance since 1977. Mr. Waite is an investment advisor and, since April 2003, has been Managing Director and Senior Portfolio Manager of Valenzuela Capital Partners. Prior to that, he had been the president and chief portfolio manager of Waite & Associates since its formation in 1977. Mr. Waite is a member of our Audit Committee and serves as a member and Chairman of our Compensation and Stock Option Committee. The Board of Directors has determined that Mr. Waite is an independent director.
   Executive Officers
     In addition to Messrs. Hannah and Mollins, the following are executive officers of Reliance:
     Karla R. Lewis became Executive Vice President of Reliance in January 2002 and continues as our Chief Financial Officer. Mrs. Lewis had been Senior Vice President and Chief Financial Officer of Reliance since February 2000. Mrs. Lewis served as Vice President and Chief Financial Officer of Reliance from 1999 to 2000 and was Vice President and Controller from 1995 to 1999. Mrs. Lewis served as Corporate Controller from 1992 to 1995. For four years prior to joining Reliance, Mrs. Lewis, a certified public accountant, was employed by Ernst & Young (our independent registered public accounting firm) in various professional staff positions.
     James P. MacBeth became Senior Vice President, Carbon Steel Operations in January 2002, having been promoted from Vice President, Carbon Steel Operations, a position which he had held since July 1998. Prior to that time, Mr. MacBeth served as Division Manager of our Los Angeles Reliance Steel Company division from September 1995 to June 1998. From December 1991 to September 1995, Mr. MacBeth was Vice President and Division Manager of Feralloy Reliance Company, L.P., a joint venture owned 50% by Reliance. Prior to December 1991, Mr. MacBeth held various sales and management positions since joining Reliance in 1969.

     William K. Sales, Jr. became Senior Vice President, Non-Ferrous Operations in January 2002, having joined Reliance as Vice President, Non-Ferrous Operations in September 1997. From 1981 to 1997, Mr. Sales served in various sales and management positions with Kaiser Aluminum & Chemical Corp., a producer of aluminum products and a supplier of Reliance.
   Significant Employees
     In addition, the following Reliance officers are expected to make significant contributions to our operations:
     Donna Newton, 52, became Vice President, Human Resources in January 2001. Ms. Newton joined Reliance as Director of Employee Benefits and Human Resources in February 1999. Prior to that time, she was director of sales and service for the Los Angeles office of Aetna U.S. Healthcare and also held various management positions at Aetna over a 20-year period.
     Kay Rustand, 58, joined Reliance as Vice President and General Counsel in January 2001. Prior to that time, Ms. Rustand was a partner at the law firm of Arter & Hadden LLP (our former counsel) in Los Angeles, California, for more than 10 years, specializing in corporate and securities law. Following law school, Ms. Rustand served as a law clerk for the Honorable Herbert Y. C. Choy, of the U. S. Court of Appeals, 9th Circuit.
   Code of Ethics
     Reliance has adopted a Code of Conduct, which includes a code of ethics, that applies to all executive officers and senior management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer. Reliance has also adopted a Director Code of Conduct that applies to all directors, whether management or non-management, independent or not. These Codes of Conduct are posted on our website at www.rsac.com or a copy will be provided to you at no charge if you request one in writing to the attention of the Secretary of the Company. We have also established a confidential hotline to allow persons to report, without fear of retaliation, any inappropriate acts or omissions relating to our financial statements and accounting policies and practices.
   Director Independence
     Other than Messrs. Hannah and Mollins, who are officers and employees of the Company, the Board has determined that no director has any material relationship with the Company nor is any such director affiliated with any entity or person who has a material relationship with the Company. Mr. Crider is a former chief executive officer of the Company, but he has been retired for more than five years. Mr. Johnson is a former partner of Price Waterhouse, the predecessor to the Company’s internal auditor, but he has been retired for more than five years, which was before the Company retained PricewaterhouseCoopers. The Board has determined that, in light of the length of time that Messrs. Crider and Johnson have been retired, their prior relationships are not material to the determination of independence. Prior to his retirement, Mr. Kaminski served as chief executive officer and a director of Commonwealth Industries Inc., which has been a supplier of metals to Reliance. Since Reliance’s purchases from Commonwealth Industries Inc. in any year do not exceed five percent of either the gross revenues or the total consolidated assets of Reliance or of Commonwealth, the Board has determined that this prior relationship would not interfere with Mr. Kaminski’s ability to exercise his independent judgment. Accordingly, the Board has determined that all of the directors other than Messrs. Hannah and Mollins qualify as independent directors under New York Stock Exchange Rule 303A. In making this determination, the Board reviewed and considered information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and to the Company’s management.
     Reliance has provided our Annual Written Affirmation and Annual CEO Certification to the New York Stock Exchange.
   Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and any person who directly or indirectly is the beneficial owner of more than 10% of our Common Stock must file reports of beneficial ownership and any changes in such ownership. The three forms used for reports are: the Form 3, which is an initial statement of beneficial ownership of such securities; the Form 4, which reports changes in beneficial ownership, and the Form 5, which is an annual statement to report changes that have not previously been reported. Each of these forms must be filed at specified times.
     Based solely on our review of such forms and written representations made by certain of such reporting persons, Reliance believes that during the year ended December 31, 2005, all persons have complied with the requirements of Section 16(a).

Item 11. Executive Compensation.
     The following table summarizes certain information concerning the compensation that we paid for the years 2005, 2004 and 2003 to our chief executive officer and each of the other four most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000 for services rendered in all capacities to Reliance during 2005:
Summary Compensation Table

					Long Term Compensation
						Securities
					Restricted	Underlying
Name and		Annual Compensation			Stock	Options/	All Other
Principal Position	Year	Salary	Bonus(1)	Other(2)	Awards	SARs(#)	Compensation(3)
David H. Hannah	2005	$560,000	$1,691,842	$1,012,700	—	100,000	$11,481
Chief Executive Officer	2004	525,000	931,112	227,400	—	—	11,331
	2003	500,000	575,297	370,800	—	30,000	10,615

Gregg J. Mollins	2005	$425,000	$1,284,029	$513,300	—	75,000	$11,481
President and Chief	2004	400,000	708,508	636,650	—	—	11,331
Operating Officer	2003	375,000	476,737	326,700	—	30,000	10,615

Karla R. Lewis	2005	$300,000	$906,425	$752,900	—	75,000	$11,481
Executive Vice President	2004	250,000	442,883	—	—	—	11,331
and Chief Financial Officer	2003	230,000	292,466	408,600	—	30,000	10,615

James P. MacBeth	2005	$275,000	$830,904	$465,000	—	50,000	$11,481
Senior Vice President	2004	225,000	342,362	—	—	—	11,331
Carbon Steel Operations	2003	200,000	224,341	371,621	—	25,000	10,615

William K. Sales, Jr.	2005	$275,000	$830,904	$465,000	—	50,000	$11,481
Senior Vice President	2004	225,000	342,362	—	—	—	11,331
Non-Ferrous Operations	2003	200,000	224,341	345,056	—	25,000	10,615

(1)	The amounts shown were paid under our Key-Man Incentive Plan and also include holiday bonuses.

(2)	The amounts represent the difference between the exercise price and fair market value at date of exercise of non-qualified stock options. See “Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values”.

(3)	The amounts represent allocations to the accounts of each of the named executive officers of contributions made to our ESOP and the amount that represents our matching contribution to our 401(k) savings plan.
     During the fiscal years ended December 31, 2005 and 2003, non-qualified stock options for 350,000 and 140,000 shares, respectively, of our Common Stock were granted to the executive officers named in the previous table. No shares were granted in 2004. The following table sets forth information for the executive officers named above with regard to stock options granted during the year ended December 31, 2005:
Options and Stock Appreciation Rights
Granted During Last Fiscal Year

		Percent of			Potential Realizable Value
		Total			At Assumed Annual Rates
	Number	Employee	Per Share		of Stock Price Appreciation
	of	Options	Exercise	Expiration	for Option Term
Name	Shares	Granted	Price	Date	5%	10%
David H. Hannah	100,000	10.1%	$49.15	10/18/10	$1,357,924	$3,000,657
Gregg J. Mollins	75,000	7.6%	$49.15	10/18/10	$1,018,443	$2,250,492
Karla R. Lewis	75,000	7.6%	$49.15	10/18/10	$1,018,443	$2,250,492
James P. MacBeth	50,000	5.0%	$49.15	10/18/10	$678,962	$1,500,328
William K. Sales, Jr.	50,000	5.0%	$49.15	10/18/10	$678,962	$1,500,328
     The following table sets forth information for the executive officers named above with regard to the aggregate stock options exercised during the year ended December 31, 2005, and the stock options held as of December 31, 2005:

Aggregated Options/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

			Number of Securities	Value of Unexercised
			Underlying	In-the-Money
			Unexercised Options/	Options/SARs
	Shares Acquired	Value	SARs at FY-End(#)	at FY-End($)(1)
Name	on Exercise(#)	Realized($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable
David H. Hannah	52,500	$1,012,700	7,500/120,000	$270,300/$1,915,200
Gregg J. Mollins	27,500	$513,300	7,500/95,000	$270,300/$1,615,950
Karla R. Lewis	40,000	$752,900	20,000/95,000	$718,200/$1,615,950
James P. MacBeth	25,000	$465,000	12,500/67,500	$450,500/$1,226,600
William K. Sales, Jr.	25,000	$465,000	12,500/67,500	$450,500/$1,226,600

(1)	The value of the shares as of December 31, 2005 was based on the composite closing price on the New York Stock Exchange for that date or at the date of exercise.
Stock Option Plans
     In 1994, the Reliance Board of Directors adopted an Incentive and Non-Qualified Stock Option Plan (the “1994 Plan”), which was approved by the shareholders in May 1994. In May 2001, the shareholders approved an amendment to the 1994 Plan to increase the number of authorized shares under the 1994 Plan to allow options to be granted for a maximum of 2,500,000 shares. As of December 31, 2005, there were 524,000 options to acquire shares of Common Stock outstanding under the 1994 Plan. The 1994 Plan provided for granting of stock options that may be either “Incentive Stock Options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “Non-Qualified Stock Options” which do not satisfy the provisions of Section 422A of the Code. Incentive Stock Options are required to be issued at an option exercise price per share equal to at least the fair market value of a share of Common Stock on the date of grant, except that the exercise price of options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding Common Stock must equal at least 110% of fair market value on the date of grant. Non-Qualified Stock Options must be issued at an option exercise price equal to at least fair market value on the date of grant. The Compensation and Stock Option Committee established the terms and conditions for the exercise of stock options, which are set forth in the instrument evidencing the stock option. Stock options may be exercised with either cash or shares of our Common Stock or other form of payment authorized by the Compensation and Stock Option Committee. Stock options expire five years from the date of the grant. The 1994 Plan expired by its terms as of December 31, 2003, but the outstanding options remain exercisable in accordance with their terms.
     In 2003, we issued options to acquire an aggregate of 718,000 shares of our Common Stock at $25.08 per share to key employees, of which 140,000 options were issued to named executive officers. In 2003, options to acquire 423,375 shares of our Common Stock were exercised at prices ranging from $18.83 to $25.60 per share, 177,750 of which were exercised by the named executive officers. In 2004, options to acquire 367,800 shares were exercised at prices ranging from $18.83 to $25.60 per share, 85,000 of which were exercised by the named executive officers. In 2005, options to acquire 425,950 shares of our Common Stock were exercised at prices ranging from $22.00 to $25.60 per share, 170,000 of which were exercised by the named executive officers.
     In 2004, the Reliance Board of Directors adopted an Incentive and Non-Qualified Stock Option Plan, which was approved by the shareholders in May 2004 (the “2004 Plan”). The Board reserved 3,000,000 shares of our Common Stock for issuance under the 2004 Plan. As of December 31, 2005, there were 992,500 options to acquire shares of Common Stock outstanding under the 2004 Plan. The 2004 Plan provides for granting of stock options that may be either “Incentive Stock Options” within the meaning of Section 422A of the Code or “Non-Qualified Stock Options” which do not satisfy the provisions of Section 422A of the Code. Incentive Stock Options are required to be issued at an option exercise price per share equal to at least the fair market value of a share of Common Stock on the date of grant, except that the exercise price of options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding Common Stock must equal at least 110% of fair market value on the date of grant. Non-Qualified Stock Options must be issued at an option exercise price equal to at least fair market value on the date of grant. The Compensation and Stock Option Committee establishes the terms and conditions for the exercise of stock options, which are set forth in the instrument evidencing the stock option. Stock options may be exercised with cash or such other form of payment as may be authorized by the Compensation and Stock Option Committee. Stock options may not be granted more than ten years from the date of the 2004 Plan and expire five years from the date of the grant. The 2004 Plan expires by its terms as of December 31, 2013.

     In October 2005, under the 2004 Plan, we issued options to acquire an aggregate of 992,500 shares of our Common Stock at $49.15 per share to key employees, of which 350,000 were issued to named executive officers.
     In May 1998, the shareholders approved the Directors Stock Option Plan for non-employee directors. There were 300,000 shares of our Common Stock reserved for issuance under the Directors Plan initially. In February 1999, the Directors Plan was amended to authorize the Board of Directors of Reliance to grant additional options to acquire our Common Stock to non-employee directors. In May 2004, the Directors Plan was amended to accelerate the vesting of a non-employee director’s unexpired stock options in the event that such an individual retires from the Board of Directors at or after the age of 75, so that any unexpired stock options granted under the Directors Plan become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. Options under the Directors Plan are non-qualified stock options, with an exercise price equal to fair market value at the date of grant. All options granted prior to May 2005 expire five years from the date of grant. None of the stock options become exercisable until one year after the date of the grant, unless specifically approved by the Board of Directors. In each of the following four years, 25% of the options become exercisable on a cumulative basis. In May 2005 the Directors Plan was further amended to provide for automatic annual grants of options to acquire 3,000 shares of Common Stock to each non-employee director. These options become 100% exercisable after one year. Once exercisable, the options remain exercisable until that date which is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 187,000 shares reserved as of May 2005 to 250,000 shares. As of December 31, 2005, there were 63,000 options to acquire shares of Common Stock outstanding under the Directors Plan and 179,500 authorized shares available under the Directors Plan for future grants.
     In May 2003, options to purchase 37,500 shares of our Common Stock at $17.11 per share were automatically granted under the Directors Plan. In 2004 options to acquire 22,500 shares of our Common Stock at prices ranging from $30.81 to $34.32 per share were automatically granted under the Directors Plan. In May 2005, options to acquire 18,000 shares of our Common Stock at $36.62 per share were automatically granted under the Directors Plan. In 2003, options to acquire 36,000 shares of our Common Stock were exercised at prices ranging from $18.04 to $18.83 per share. In 2004, options to acquire 69,000 shares of our Common Stock were exercised at prices ranging from $17.11 to $18.83 per share. In 2005, options to acquire 7,500 shares of our common Stock were exercised at a price of $17.11 per share.
401(k) Savings Plan
     Various 401(k) and profit sharing plans are maintained by Reliance and its subsidiaries. Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit sharing plans of Reliance and its subsidiaries into one plan. Salaried and certain hourly employees of Reliance and its participating subsidiaries are covered under the Master Plan. The Master Plan will continue to allow each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit sharing contribution. Eligibility occurs after three months of service, and the Reliance contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Reliance’s contributions to the Master Plan for the years ended December 31, 2005, 2004 and 2003 were $7,035,000, $6,241,000 and $4,528,000, respectively. Other 401(k) and profit sharing plans and defined benefit pension plans exist as certain subsidiaries have not yet combined their plans into the Master Plan as of December 31, 2005. One of these defined benefit pension plans was terminated effective December 31, 2004 and distributions to participants will be made in 2006.
     Reliance also participates in various multi-employer pension plans covering certain employees not covered under our benefit plans pursuant to agreements between Reliance and collective bargaining units who are members of such plans.
Supplemental Executive Retirement Plan
     In 1996, Reliance adopted a Supplemental Executive Retirement Plan (“SERP”), which provides post-retirement benefits to key officers of Reliance. Under the SERP, benefit payments equal 50% of the average of the participant’s highest five years of the last ten years of total cash compensation, less benefits from other retirement plans that we sponsor, including the 401(k) Plan and ESOP. The SERP was amended in 1999 to provide for a pre-retirement death benefit. Separate SERP’s existed for two of the companies we acquired, which continue to provide post-retirement benefits to certain key employees of each company who were eligible to participate in the plans at the time we acquired the companies. Reliance expenses were $1,632,000, $1,498,000 and $1,696,000 for the plans for the years ended December 31, 2005, 2004, and 2003, respectively, based on calculations made by our actuaries.

     The estimated present value of annual benefits payable by the SERP, net of amounts received under other retirement plans that we sponsor, at the normal retirement age of 65 for each of the executive officers named above is as follows:

Estimated Annual Benefits
Name	Payable Upon Retirement
David H. Hannah	$487,385
Gregg J. Mollins	$402,406
Karla R. Lewis	$242,521
James P. MacBeth	$208,858
William K. Sales, Jr.	$230,870
Incentive Plan
     We have maintained a Key-Man Incentive Plan for our division managers and corporate officers since 1965, with subsequent amendments. Most recently, we modified the Key-Man Incentive Plan in January 1999, to more accurately reflect the conditions of Reliance and the industry, and to allocate the incentive bonus pool in accordance with the contributions of the eligible personnel. The initial incentive bonus pool is calculated to equal 20% of the amount by which our net income for that year exceeds the rate of return on a one-year Treasury bill multiplied by our net worth at the beginning of the year. That pool is then adjusted by additional calculations, including the accrual of the calculated incentives. Our corporate officers and certain division managers are eligible to participate in the pool and our division managers are ranked according to certain criteria and awarded points based on their rankings. The incentive compensation bonus is payable 75% in cash and 25% in our Common Stock, except that Corporate officers have the option of having this bonus paid 100% in cash. The Company has reserved 87,098 shares of Common Stock for issuance as restricted stock under this Plan as of December 31, 2005. Officers of the subsidiaries are not currently eligible to participate under the Key-Man Incentive Plan.
Employee Stock Ownership Plan
     In 1974, Reliance adopted an Employee Stock Ownership Plan (“ESOP”) that was approved by the Internal Revenue Service as a qualified plan and that allows eligible employees to receive our Common Stock. Union Bank of California is the ESOP trustee. All non-union employees, including officers, are eligible to participate in the ESOP as of January 1 after one and one-half year’s of service with Reliance. An employee who is eligible to participate is fully vested in the shares of our Common Stock allocated to his/her ESOP account. Allocation is based on the participant’s compensation each year, including bonuses, as compared to the total compensation of all participants, subject to the maximum amounts established by the Internal Revenue Service. Each year, Reliance contributes to the ESOP an amount determined by the Board of Directors, but no less than that amount necessary to cover the obligations of the ESOP, including any trustee’s fees. Our cash contributions were $1,000,000 in each of 2005 and 2004, and $800,000 in 2003. The cash contributions are then used to purchase shares of our Common Stock on the open market. The shares are retained by the ESOP until a participant retires or otherwise terminates his/her employment with Reliance. Employees of the subsidiaries, except for RSAC Management Corp., are not eligible to participate under our ESOP.

Performance Graph
     The following graph compares the performance of our Common Stock with that of the S&P 500, the Russell 2000 and two peer groups that we selected for the five-year period from December 31, 2000 through December 31, 2005. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2000 in our Common Stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. The peer group originally consisted of Steel Technologies Inc., Olympic Steel Inc. and Gibraltar Steel Corporation, all of which have securities listed for trading on NASDAQ; A.M. Castle & Co., which has securities listed for trading on the American Stock Exchange; and Ryerson Inc. and Worthington Industries, Inc. which have securities listed for trading on the New York Stock Exchange, as of December 31, 2005 and Metals USA, Inc. (collectively, “Old Peer Group”). This year we have added Earle M. Jorgensen Company to the peer group, which has securities listed for trading on the New York Stock Exchange and removed Metals USA, Inc. from the peer group because it is no longer a public company (Old Peer Group together with Earle M. Jorgensen and excluding Metals USA, “New Peer Group”). We believe that these changes better reflect our competitive market. We show the comparison for both groups below. The returns of each member of the peer groups are weighted according to that member’s stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Five Year Cumulative Total Return*
Among Reliance Steel & Aluminum Co., The S&P 500 Index,
The Russell 2000 Index and Two Peer Groups
Cumulative Total Return

	12/00	12/01	12/02	12/03	12/04	12/05
Reliance Steel & Aluminum Co.	100	107	86	138	163	258
Old Peer Group	100	152	158	224	303	338
New Peer Group	100	152	158	209	276	305
S&P500	100	88	69	88	98	103
Russell 2000	100	102	81	120	142	148

*	$100 Invested on December 31, 2000 in stock or index – including reinvestment of dividends. Fiscal year ending December 31.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table sets forth certain information as of January 31, 2006, with respect to the beneficial ownership of our Common Stock by (i) each person known to Reliance who owns beneficially or of record more than five percent (5%) of the Common Stock of Reliance, (ii) each director and each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers as a group:

	Amount and
	Nature of		Percentage of
Name and Address	Beneficial		Outstanding
of Beneficial Owner(1)	Ownership(2)		Shares Owned
Florence A. Neilan	4,198,090		12.67%
2888 Bayshore Dr., Apt. A-12 Newport Beach, CA 92663
Barclays Global Investors, NA	2,625,135	(3)	7.92%
45 Fremont Street San Francisco, CA 94105
Franklin Resources, Inc.	1,767,800	(4)	5.34%
One Franklin Parkway San Mateo, CA 94403
Dimensional Fund Advisors Inc.	1,737,577	(5)	5.24%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Joe D. Crider	101,875	(6)	*
400 A Mariposa Sierra Madre, CA 91024
Thomas W. Gimbel	342,118	(7)	1.03%
P.O. Box 50270 Pasadena, CA 91115
David H. Hannah	122,788	(8)	*
Douglas M. Hayes	8,000	(9)	*
2545 Roscomare Rd. Los Angeles, CA 90077
Franklin R. Johnson	6,625	(10)	*
350 South Grand Avenue, Suite 4800 Los Angeles, CA 90071
Mark V. Kaminski	4,906	(11)	*
3521 Winterberry Circle Louisville, KY 40207
Gregg J. Mollins	75,571	(12)	*
Richard J. Slater	—		*
1235 Hillcrest Avenue Pasadena, CA 91106
Leslie A. Waite	74,406	(13)	*
55 South Lake Street, Suite 750 Pasadena, CA 91101
Karla R. Lewis	59,968	(14)	*
James P. MacBeth	44,848	(15)	*
William K. Sales, Jr.	24,379	(16)	*
All directors and executive officers as a group (12 persons)	865,484	(17)	2.60%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each beneficial owner is 350 South Grand Avenue, Suite 5100, Los Angeles, California 90071.

(2)	Reliance has been advised that the named shareholders have the sole power to vote and to dispose of the shares set forth after their names, except as noted.

(3)	A Schedule 13G was filed in January 2006 on behalf of Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD and Barclays Global Investors Japan Trust and Banking Company Limited; all of which banks disclaim beneficial ownership of the shares and which report that the securities are held in trust accounts and beneficially owned by one of more beneficiaries of those accounts. Of the reported shares, 1,914,480 shares are owned by Barclays Global Fund Investors, NA and 710,655 shares are owned by Barclays Global Fund Advisors.

(4)	A Schedule 13G was filed in February 2006 on behalf of Franklin Resources, Inc., parent holding company; Charles B. Johnson, principal shareholder of parent holding company; and Rupert H. Johnson, Jr., principal shareholder of parent holding company; all of which disclaim beneficial ownership of the shares and which report that the securities are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc.

(5)	A Schedule 13G was filed in February 2006 on behalf of Dimensional Fund Advisors Inc., which reports that it is a registered investment advisor that furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts. Dimensional Fund Advisors Inc. disclaims beneficial ownership of the shares and reports that the securities are owned by advisory clients of Dimensional Fund Advisors Inc., no one of which owns more than 5% of the class.

(6)	Includes 1,875 shares issuable upon the exercise of options held by Mr. Crider with an exercise price of $30.81 per share. All shares are held by Mr. Crider as a Co-Trustee of the Crider Family Trust with his wife.

(7)	Includes 3,750 shares issuable upon the exercise of options held by Mr. Gimbel, with an exercise price of $31.24 per share. Includes 13,750 shares that are owned jointly with Mr. Gimbel’s wife. Excludes 10,600 shares that are held in trusts, for which Mr. Gimbel is the Trustee, for the benefit of Mr. Gimbel’s children, as to which he disclaims beneficial ownership.

(8)	Includes 12,500 shares issuable upon the exercise of options held by Mr. Hannah, with exercise prices of $25.08 to $25.60 per share. All of the shares are owned jointly with Mr. Hannah’s wife. Excludes 13,447 shares with respect to which Mr. Hannah has a vested right and shared voting power pursuant to our Employee Stock Ownership Plan (“ESOP”).

(9)	Includes 3,750 shares issuable upon the exercise of options held by Mr. Hayes, with an exercise price of $17.11 per share.

(10)	Includes 5,625 shares issuable upon the exercise of options held by Mr. Johnson, with an exercise price of $26.39 per share.

(11)	Includes 1,875 shares issuable upon the exercise of options held by Mr. Kaminski with an exercise price of $34.32 per share

(12)	Includes 12,500 shares issuable upon the exercise of options held by Mr. Mollins with exercise prices of $25.08 to $25.60 per share. All of the shares are owned jointly with Mr. Mollins’ wife. Excludes 5,762 shares with respect to which Mr. Mollins has a vested right and shared voting power pursuant to our ESOP.

(13)	Includes 3,750 shares issuable upon the exercise of options held by Mr. Waite, with an exercise price of $17.11 per share.

(14)	Includes 25,000 shares issuable upon the exercise of options held by Mrs. Lewis, with exercise prices of $25.08 to $25.60 per share. Excludes 2,315 shares with respect to which Mrs. Lewis has a vested right and shared voting power pursuant to our ESOP.

(15)	Includes 17,500 shares issuable upon the exercise of options held by Mr. MacBeth, with exercise prices of $25.08 to $25.60 per share. Excludes 5,271 shares with respect to which Mr. MacBeth has a vested right and shared voting power pursuant to our ESOP.

(16)	Includes 17,500 shares issuable upon the exercise of options held by Mr. Sales, with exercise prices of $25.08 to $25.60 per share. Excludes 804 shares with respect to which Mr. Sales has a vested right and shared voting power pursuant to our ESOP.

(17)	See notes 6 through 16.
     The following table sets forth certain information regarding the 1994 Plan, the 2004 Plan and the Directors Plan as of December 31, 2005:
Equity Compensation Table

	Number of Securities to	Weighted Average
	be Issued upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,579,500	$40.40	2,187,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,579,500	$40.40	2,187,000

     The Company also issues restricted stock to key employees under its Key-Man Incentive Plan. There are 87,098 shares of the Company’s Common Stock currently reserved for issuance as restricted stock under the Company’s Key-Man Incentive Plan. See “Incentive Plan” in Item 11.

Item 13. Certain Relationships and Related Transactions.
     In addition to a provision authorizing the indemnification of directors, our Restated Articles of Incorporation limit or eliminate the personal liability of directors for monetary damages to Reliance or its shareholders for the breach of fiduciary duty as a director in accordance with California corporate law. This provision does not limit or eliminate the liability of a director for the following: (i) for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) for acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders, or that involve the absence of good faith on the part of the director; (iii) for any transaction from which a director derived an improper personal benefit; (iv) for acts or omissions that show a reckless disregard of the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders; (v) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders; (vi) for transactions between the corporation and a director, or between corporations having interrelated directors; and (vii) for improper distributions and stock dividends, loans and guaranties. The provisions of the Indemnification Agreements described below will be available to directors in the event of claims made against a director for certain types of liability which are not eliminated in the Restated Articles of Incorporation.
     Our Bylaws require Reliance to indemnify officers, directors, employees and agents to the fullest extent permissible by California Corporations Code Section 317 against expenses, judgments, fines, settlements or other amounts actually and reasonably incurred by that person as a result of being made or threatened to be made a party to a proceeding. Reliance has entered into indemnification agreements with all of its present directors and all of its officers, to indemnify these persons against certain liabilities. The form of these Indemnification Agreements was approved by the Board of Directors and shareholders of Reliance in March 1988, and the shareholders also authorized the Board of Directors to enter into Indemnification Agreements with all existing and future directors at the time they are so elected and to determine, from time to time, whether similar Indemnification Agreements should be entered into with other individual officers who are not directors. The Indemnification Agreements provide for indemnification in cases where indemnification might not otherwise be available in the absence of the Indemnification Agreements under our Restated Articles of Incorporation.
     Each Indemnification Agreement provides that Reliance will indemnify the indemnitee and hold him or her harmless, to the fullest extent permitted by law, from all amounts which he or she pays or is obligated to pay as a result of claims against him or her arising out of his or her service to Reliance, including derivative claims by or in the right of Reliance. Reliance has agreed to indemnify against the amounts of all damages, judgments, sums paid in settlement (if approved by Reliance, which approval will not be unreasonably withheld), counsel fees, costs of proceedings or appeals, and fines and penalties (other than fines and penalties for which indemnification is not permitted by applicable law) within the scope of the indemnification.
     In addition, Reliance has purchased directors and officers liability insurance for the benefit of its directors and officers.

Item 14. Principal Accountant Fees and Services.
     Ernst & Young LLP has acted as our independent auditors for more than sixty-five years. The Audit Committee and the Board of Directors selected, and our shareholders approved, Ernst & Young LLP to serve as the independent registered public accounting firm for the Company to perform the annual audit of our 2005 financial statements. We paid our independent registered public accounting firm the amounts set forth in the tables below for services provided in the last two years. Audit fees are the aggregate fees for services of the independent registered public accounting firm for audits of our annual financial statements, the audit of management’s assessment of internal control over financial reporting and the independent registered accounting firm’s own audit of our internal control over financial reporting, including testing and compliance with Section 404 of the Sarbanes-Oxley Act, and review of our quarterly financial statements included in our Forms 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters. Audit-related fees are those fees for services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and not included as audit fees. Our audit-related fees were paid for accounting consultations, benefit plan audits, due diligence reviews in connection with potential acquisition targets, certain of which were completed, and reviews of our various regulatory filings. We paid tax fees for tax advice, planning and compliance, principally in connection with the preparation of our tax returns, and assistance related to our election of Section 338(h)(10) treatment for certain of our acquisitions and assistance with certain governmental tax audits.
Audit Fees

2005	$1,923,000
2004	$1,891,000
Audit-Related Fees

2005	$125,000
2004	$128,000
Tax Fees

2005	$667,000
2004	$714,000
All Other Fees

2005	$-0-
2004	$-0-
     The Audit Committee approved all of these fees. The Audit Committee has adopted a Pre-Approval Policy that requires that the Audit Committee approve in advance the engagement letter and all audit fees set forth in such letter for the independent auditor. In addition, the Audit Committee will review proposed audit, audit-related, tax and other services that management desires the independent registered accounting firm to perform to ensure that such services and the proposed fees related to the services will not impair the independent registered public accounting firm’s independence and that such services and fees are consistent with the rules established by the Securities and Exchange Commission. Each quarter the Chief Financial Officer of the Company reports to the Audit Committee what services have been performed and what fees incurred. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to add to, amend or modify the list of services to be provided or the amount of fees to be paid; provided that the Chairman will report any action taken to the Audit Committee at its next scheduled meeting and provided further that the fees involved are reasonably expected to be less than $100,000.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) The following documents are filed as part of this report:
          (1) Financial Statements (included in Item 8).
               Report of Independent Registered Public Accounting Firm
               Consolidated Balance Sheets at December 31, 2005 and 2004
               Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
               Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
               Notes to Consolidated Statements
               Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2005, 2004 and 2003
          (2) Financial Statement Schedules
               Schedule II — Valuation and Qualifying Accounts
          All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.
          (3) Exhibits
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Registration Rights Agreement dated as of January 17, 2006, among Reliance Steel & Aluminum Co. and each of the stockholders of Earle M. Jorgensen Company named therein(1)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(3)

10.06	Credit Agreement dated October 24, 2001(5)

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6)

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7)

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Amendment No. Four to Credit Agreement dated October 24, 2001(9)

10.11	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.12	Registrant’s 2004 Incentive and Non-Qualified Stock Option Plan(10)

10.13	Amendment No. 2 to Registrant’s Directors Stock Option Plan(10)

10.14	Registrant’s Amended and Restated Directors Stock Option Plan(11)

10.15	Credit Agreement dated June 13, 2005(12)

10.16	Omnibus Amendment to Note Purchase Agreements(12)

10.17	Voting Agreement dated as of January 17, 2006 among Reliance Steel & Aluminum Co. and each of the stockholders of Earle M. Jorgensen Company named therein(1)

14.01	Registrant’s Code of Conduct

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(13)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1, 4.1 and 10.1 to Registrant’s Registration Statement on Form S-4, as amended, originally filed on February 7, 2006 as Commission File No. 333-13625.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Appendix A and Appendix B to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Exhibit 10.10 to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from Exhibit 10.11 to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K, filed on December 16, 2004.

(10)	Incorporated by reference from Appendix A and Appendix B to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 19, 2004.

(11)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(12)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K, dated June 13, 2005.

(13)	Set forth on page 77 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 14th day of March, 2006.

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

	Signatures	Title	Date
/s/	DAVID H. HANNAH	Chief Executive Officer

	David H. Hannah	(Principal Executive Officer); Director	March 14, 2006

/s/	GREGG J. MOLLINS	President and Chief Operating Officer;

	Gregg J. Mollins	Director	March 14, 2006

/s/	KARLA LEWIS	Executive Vice President and Chief Financial Officer	March 14, 2006

	Karla Lewis	(Principal Financial Officer; Principal Accounting Officer)

/s/	JOE D. CRIDER	Chairman of the Board; Director	March 14, 2006

Joe D. Crider

/s/	THOMAS W. GIMBEL	Director	March 14, 2006

Thomas W. Gimbel

/s/	DOUGLAS M. HAYES	Director	March 14, 2006

Douglas M. Hayes

/s/	MARK V. KAMINSKI	Director	March 14, 2006

Mark V. Kaminski

/s/	FRANKLIN R. JOHNSON	Director	March 14, 2006

Franklin R. Johnson

/s/	RICHARD J. SLATER	Director	March 14, 2006

Richard J. Slater

/s/	LESLIE A. WAITE	Director	March 14, 2006

Leslie A. Waite

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Registration Rights Agreement dated as of January 17, 2006, among Reliance Steel & Aluminum Co. and each of the stockholders of Earle M. Jorgensen Company named therein(1)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Directors Stock Option Plan dated May 20, 1998(3)

10.06	Credit Agreement dated October 24, 2001(5)

10.07	Amendment No. One to Credit Agreement dated October 24, 2001(6)

10.08	Amendment No. Two to Credit Agreement dated October 24, 2001(7)

10.09	Amendment No. Three to Credit Agreement dated October 24, 2001(8)

10.10	Amendment No. Four to Credit Agreement dated October 24, 2001(9)

10.11	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(8)

10.12	Registrant’s 2004 Incentive and Non-Qualified Stock Option Plan(10)

10.13	Amendment No. 2 to Registrant’s Directors Stock Option Plan(10)

10.14	Registrant’s Amended and Restated Directors Stock Option Plan(11)

10.15	Credit Agreement dated June 13, 2005(12)

10.16	Omnibus Amendment to Note Purchase Agreements(12)

10.17	Voting Agreement dated as of January 17, 2006 among Reliance Steel & Aluminum Co. and each of the stockholders of Earle M. Jorgensen Company named therein(1)

14.01	Registrant’s Code of Conduct

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(13)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1, 4.1 and 10.1 to Registrant’s Registration Statement on Form S-4, as amended, originally filed on February 7, 2006 as Commission File No. 333-13625.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Appendix A and Appendix B to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Exhibit 10.10 to Registrant’s Form 10-Q, for the quarter ended September 30, 2001.

(6)	Incorporated by reference from Exhibit 10.11 to Registrant’s Form 10-K, for the year ended December 31, 2002.

(7)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K, filed on February 20, 2003.

(8)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K, filed on July 15, 2003.

(9)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K, filed on December 16, 2004.

(10)	Incorporated by reference from Appendix A and Appendix B to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 19, 2004.

(11)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(12)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Form 8-K, dated June 13, 2005.

(13)	Set forth on page 77 of this report.