Form 10-Q
period 2006-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2006-05-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ......................................... to ..............................................
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
     Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2006, 37,645,212 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,459	$35,022
Accounts receivable, less allowance for doubtful accounts of $11,216 at March 31, 2006 and $10,511 at December 31, 2005, respectively	437,319	369,931
Inventories	444,406	387,385
Prepaid expenses and other current assets	17,650	19,009
Deferred income taxes	35,982	36,001

Total current assets	969,816	847,348
Property, plant and equipment, at cost:
Land	64,539	60,207
Buildings	291,868	281,986
Machinery and equipment	423,327	403,403
Accumulated depreciation	(275,096)	(265,877)

	504,638	479,719

Goodwill	392,276	384,730
Other assets (including intangibles not subject to amortization)	60,145	57,273

Total assets	$1,926,875	$1,769,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$238,356	$184,443
Accrued expenses	27,973	19,234
Accrued compensation and retirement costs	34,009	52,354
Accrued insurance costs	23,205	23,372
Income taxes payable	42,969	4,141
Deferred income taxes	214	214
Current maturities of long-term debt	44,525	49,525
Current maturities of capital lease obligations	542	536

Total current liabilities	411,793	333,819
Long-term debt	325,950	301,275
Capital lease obligations	5,377	5,515
Long-term retirement costs	14,979	15,660
Deferred income taxes	65,376	65,808
Minority interest	987	17,128
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 33,160,050 at March 31, 2006 and 33,108,999 at December 31, 2005, respectively, stated capital	326,468	325,010
Retained earnings	775,164	704,530
Accumulated other comprehensive income	781	325

Total shareholders’ equity	1,102,413	1,029,865

Total liabilities and shareholders’ equity	$1,926,875	$1,769,070

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$987,986	$811,907
Other income, net	1,278	665

	989,264	812,572
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	717,801	595,971
Warehouse, delivery, selling, general and administrative	137,048	121,782
Depreciation and amortization	11,821	11,162
Interest	5,709	6,301

	872,379	735,216

Income before minority interest and income taxes	116,885	77,356
Minority interest	(47)	(2,576)

Income from continuing operations before income taxes	116,838	74,780
Provision for income taxes	44,983	28,417

Net income	$71,855	$46,363

Earnings per share:
Income from continuing operations — diluted	$2.14	$1.41

Weighted average shares outstanding — diluted	33,598,332	32,972,593

Income from continuing operations — basic	$2.17	$1.41

Weighted average shares outstanding — basic	33,139,762	32,781,391

Cash dividends per share	$.10	$.09

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$71,855	$46,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,821	11,162
Deferred income taxes	(436)	—
(Gain)/loss on sales of machinery and equipment	(527)	113
Minority interest	47	2,576
Stock based compensation expense	1,132	—
Tax benefit on stock options exercised	—	1,387
Excess tax benefit from stock based compensation	(963)	—
Changes in operating assets and liabilities:
Accounts receivable	(66,261)	(41,878)
Inventories	(53,935)	(33,370)
Prepaid expenses and other assets	(2,180)	553
Accounts payable and accrued expenses	80,486	48,883

Net cash provided by operating activities	41,039	35,789

Investing activities:
Purchases of property, plant and equipment, net	(26,109)	(10,798)
Acquisition of metals service centers and net asset purchases of metals service centers, net of cash acquired	(34,826)	—
Proceeds from sales of property and equipment	1,678	853

Net cash used in investing activities	(59,257)	(9,945)

Financing activities:
Proceeds from borrowings	170,000	111,000
Principal payments on long-term debt and short-term borrowings	(150,457)	(138,250)
Payments to minority shareholders	(1,291)	(541)
Dividends paid	(3,316)	(2,961)
Excess tax benefit from stock based compensation	963	—
Exercise of stock options	1,236	5,752
Issuance of common stock	222	246

Net cash provided by (used in) financing activities	17,357	(24,754)
Effect of exchange rate changes on cash	298	246

(Decrease)/Increase in cash and cash equivalents	(563)	1,336
Cash and cash equivalents at beginning of period	35,022	11,659

Cash and cash equivalents at end of period	$34,459	$12,995

Supplemental cash flow information:
Interest paid during the period	$4,112	$3,965
Income taxes paid during the period	$5,427	$1,149
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months in the period ended March 31, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Reliance Steel & Aluminum Co. Form 10-K.
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
2. Impact of Recently Issued Accounting Principles
In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC’s rule, SFAS No. 123R became effective for the Company for annual, rather than interim, periods that began after June 15, 2005. The Company began applying this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. The implementation of this standard is further discussed in Note 6, Stock Option Plans.
Also, in November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., a wholly owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with active facilities in Perrysburg, Ohio and Eldridge, Iowa. The two Flat Rock facilities are now operating as Precision Strip locations that process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. This purchase was funded with borrowings under the Company’s line of credit. The purchase price allocation has not been finalized, pending the completion of valuations of real and personal property and intangibles.
Acquisition of Everest Metals (Suzhou) Co., Ltd.
Also in March 2006, Reliance Pan Pacific Pte., Ltd. completed its purchase of Everest Metals (Suzhou) Co., Ltd., a metals service center company based near Shanghai, China. Reliance Pan Pacific is a joint venture company formed in October 2005 that is 70% owned by Reliance and 30% owned by Manufacturing Network Pte. Ltd., a Singapore based company. Manufacturing Network sold its 100% interest in Everest Metals to Reliance Pan Pacific on March 1, 2006. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002.
Acquisition of the minority interest in American Steel, L.L.C.
In January 2006, the Company purchased the remaining 49.5% of American Steel, L.L.C. (“American Steel”), from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006 the Company includes 100% of American Steel’s income in its financial results.
The acquisitions of Flat Rock, Everest Metals and American Steel have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price certain of which are preliminary.
Acquisition of Chapel Steel Corp.
On July 1, 2005, the Company acquired 100% of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), headquartered in Spring House (Philadelphia), Pennsylvania. The Company paid $94,200,000 in cash for the equity of Chapel Steel and assumed approximately $16,800,000 of Chapel Steel’s debt.
Chapel Steel is a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), PA; Bourbonnais (Chicago), IL; Houston, TX; Birmingham, AL; and Portland, OR. Chapel Steel also warehouses and distributes its products in Cincinnati, OH and Hamilton, Ontario, Canada. Chapel Steel now operates as a wholly-owned subsidiary of RSAC Management Corp., a wholly-owned subsidiary of Reliance.
The acquisition was funded on July 1, 2005 with borrowings on the Company’s $600,000,000 syndicated credit facility. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisition. The Company utilized the services of a valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The following

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed of Chapel Steel at the date of the acquisition:

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

The operating results of Chapel Steel are included in the Company’s consolidated results of operations from the date of acquisition. The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition had occurred at the beginning of the year of acquisition, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, and a provision for income taxes, as Chapel Steel was previously taxed as an S-Corporation under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Chapel Steel acquisition been made as of January 1, 2005, or of any potential results which may occur in the future.

Three Months Ended
March 31, 2005
(In thousands, except
per share amounts)
Pro forma (unaudited):
Net sales	$882,253
Net income	$51,795
Earnings per share — diluted	$1.57
Earnings per share — basic	$1.58

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Revolving line of credit ($600,000,000 limit) due June 11, 2010, interest at variable rates, weighted average rate of 5.74% during the three months ended March 31, 2006	$45,000	$—
Senior unsecured notes due from January 2, 2007 to January 2, 2009, average fixed interest rate of 7.33%	30,000	30,000
Senior unsecured notes due January 2, 2008, average fixed interest rate of 7.08% and 7.06% during the three months ended March 31, 2006 and 2005, respectively	30,000	55,000
Senior unsecured notes due from October 15, 2006 to October 15, 2010, average fixed interest rate of 6.60%	127,000	127,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, average fixed interest rate of 5.14%	135,000	135,000
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; average interest rate of 3.09% and 1.89% during the three months ended March 31, 2006 and 2005, respectively	2,250	2,250
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; average interest rate of 3.30% and 2.11% during the three-month periods ended March 31, 2006 and 2005, respectively	1,225	1,550

Total	370,475	350,800
Less amounts due within one year	(44,525)	(49,525)

Total long-term debt	$325,950	$301,275

On June 13, 2005, the Company entered into a five year, unsecured syndicated credit agreement with fifteen banks as lenders for a revolving line of credit with a borrowing limit of $600,000,000. Effective April 3, 2006, the borrowing limit on the revolving line of credit was increased to $700,000,000 and the credit agreement was amended in certain other respects. At March 31, 2006, the Company had $15,245,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,755,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at March 31, 2006.
The Company has $322,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.10% and have an average remaining life of 4.3 years, maturing from 2006 to 2013.
In February 2006, the Company amended its syndicated credit agreement and its outstanding note purchase agreements to allow for the assumption of all obligations under Earle M. Jorgensen Company’s 9 3/4% senior secured notes as well as the assumption of other existing debt upon the closing of the Company’s acquisition of Earle M. Jorgensen Company (see Note 9).
The $700,000,000 syndicated credit agreement and senior note agreements require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends the Company may pay, among other things.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Shareholders’ Equity
In the three months ended March 31, 2006, the Company issued 48,450 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $1,236,000. In addition, 2,601 shares of common stock valued at approximately $222,000 were issued to division managers of the Company in March 2006 under the Key Man Incentive Plan for 2005. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2006.
SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income for each of the three-month periods ended March 31, 2006 and 2005, respectively, included the following:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net income	$71,855	$46,363
Other comprehensive income:
Foreign currency translation income	418	246
Unrealized gain (loss) on investments, net of taxes	38	(66)

Total other comprehensive income	456	180

Total comprehensive income	$72,311	$46,543

Accumulated other comprehensive income included the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Foreign currency translation adjustments	$1,918	$1,500
Unrealized gain on investments, net of taxes	167	129
Minimum pension liability, net of taxes	(1,304)	(1,304)

Total accumulated other comprehensive income	$781	$325

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $(103,000) and $804,000, respectively, as of March 31, 2006 and $(79,000) and $804,000, respectively, as of December 31, 2005.
6. Stock Option Plans
Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Since the Company has selected the modified prospective method of transition the prior periods have not been restated. Prior to adopting SFAS No. 123R, the Company applied APB Opinion No. 25, and related Interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants prior to 2006.
The adoption of SFAS No. 123R resulted in stock-based compensation expense of $1,132,000 for the three months ended March 31, 2006. This expense related to options granted during 2005 and prior years. There were no new option grants or modifications to the terms of existing options during the three months ended March 31, 2006.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R during same prior period presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended
March 31,
2005
(Amounts in thousands,
except per share
amounts)
Reported net income	$46,363
Stock-based employee compensation cost, net of tax	259

Pro forma net income	$46,104

Earnings per share from continuing operations:

Basic — reported	$1.41

Basic — pro forma	$1.41

Diluted — reported	$1.41

Diluted — pro forma	$1.40

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company currently maintains two stock option plans with outstanding stock options granted to employees and one stock option plan with outstanding stock options granted to members of the Board of Directors. All current stock-based compensation awards are issued under these stock award plans. When granting stock options, the Company typically grants non-qualified options with an exercise price equal to market value on the date of grant. These plans are discussed in more detail in our December 31, 2005 Form 10-K, Note 8. Stock option activity under all the three plans during the three months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
Stock Options	Shares	Price	(In years)	(In thousands)
Outstanding at December 31, 2005	1,579,500	$40.40
Granted	—	—
Exercised	(48,450)	$25.52
Forfeited	—	—

Outstanding at March 31, 2006	1,531,050	$40.87	3.8	$81,217

Exercisable at March 31, 2006	170,425	$25.36	1.8	$11,685

The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005 were $2,525,000 and $3,966,000, respectively.
A summary of the status of the Company’s non-vested stock options as of March 31, 2006 and changes during the three months then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Shares	Fair Value
Non-vested at December 31, 2005	1,441,375	$10.90
Granted	—	—
Vested	(80,750)	$6.39
Forfeited	—	—

Non-vested at March 31, 2006	1,360,625	$11.17

As of March 31, 2006, there was $10,730,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized evenly over a three year period. The total fair value of shares vested during the three months ended March 31, 2006 was $516,000.
Proceeds from option exercises under all stock-based compensation plans for the three-month periods ended March 31, 2006 and 2005 were $1,236,000 and $5,752,000, respectively. The actual tax benefit realized from option exercises during the three-month periods ended March 31, 2006 and 2005 were $963,000 and $1,387,000, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Employee Benefits
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. Separate SERP plans exist for two of the Company’s subsidiaries, each of which provides post-retirement benefits to its respective key employees.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service.
The net periodic pension costs for the SERP and defined benefit plans for the three months ended March 31 were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
	2006	2005	2006	2005
Service Cost	$142	$103	$97	$91
Interest Cost	275	216	121	117
Expected return on assets	—	—	(115)	(128)
Amortization of prior service cost	49	49	(1)	(1)
Amortization of net loss	124	40	20	7
Settlement expense	—	—	132	—

Net periodic pension cost	$590	$408	$254	$86

The Company previously disclosed in its financial statements for the year ended December 31, 2005, included in its Form 10-K, that it expected to contribute $1,772,000 to its defined benefit plans in 2006. As of March 31, 2006, contributions of $174,000 had been made. The Company also disclosed in its Form 10-K for the year ended December 31, 2005 that it terminated one of the defined benefit plans as of that date. Distributions to participants were made during the three months ended March 31, 2006.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$71,855	$46,363

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	33,140	32,781

Effect of dilutive securities:
Stock options	458	192

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	33,598	32,973

Earnings per share from continuing operations — diluted	$2.14	$1.41

Earnings per share from continuing operations — basic	$2.17	$1.41

There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three months ended March 31, 2006 or 2005, respectively.
9. Subsequent Event
On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”). The transaction was valued at approximately $984,000,000 including the assumption of EMJ’s net debt, net of cash acquired, with a per share consideration valued at $14.21, consisting of both cash and stock, based on the average closing price of Reliance common stock of $86.43 for the 20-day period ending on the second trading day prior to the closing. The Company paid $6.50 in cash and issued 0.0892 of a share of Reliance common stock for each outstanding share of EMJ common stock. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,500,000 and estimates approximately $30,000,000 of transaction costs for Reliance and EMJ combined. The Company assumed an EMJ stock option plan and has converted the outstanding EMJ options to options to acquire shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation under EMJ’s Retirement Savings Plan to contribute approximately 130,000 shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. EMJ inventories more than 25,000 different bar, tubing, plate, and various other metal products, specializing in cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. EMJ’s sales for the twelve months ended March 31, 2005, were approximately $1,609,000,000.
In addition to obtaining consent from its lenders for the EMJ acquisition, the Company entered into amendments to its credit facility and private placement notes to allow for the assumption of all obligations under EMJ’s 9 3/4% senior secured notes, due 2012, in the total principal amount of $250,000,000, as well as approximately $2,900,000 of other existing debt. The first call date on the senior secured notes is June 1, 2007. The EMJ notes include a change of control provision that allows the noteholders to put their notes to the Company at 101% of the face value. The Company increased its syndicated credit facility from $600,000,000 to $700,000,000 upon closing of the EMJ transaction to provide adequate financing if the noteholders were to exercise their put options.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three-month periods ended March 31, 2006 and 2005 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2006		2005
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$987,986	100.0%	$811,907	100.0%

Gross profit	270,185	27.3	215,936	26.6

S,G&A expenses	137,048	13.9	121,782	15.0

Depreciation expense	11,023	1.1	10,377	1.3

Operating profit (1)	$122,114	12.4%	$83,777	10.3%

(1)	Excludes other income, amortization expense, minority interest expense, interest expense, and income tax expense.
2006 Acquisitions
Acquisition of Earle M. Jorgensen Company
On April 3, 2006 we acquired Earle M. Jorgensen Company (“EMJ”). The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt, net of cash acquired, with a per share cash and stock consideration valued at $14.21 based on the average closing price of Reliance common stock of $86.43 for the 20-day period ending on the second trading day prior to the closing. We paid $6.50 in cash and issued 0.0892 of a share of Reliance common stock for each outstanding share of EMJ common stock.
At closing, we issued approximately 4.5 million shares of our common stock valued at about $387 million based on the 20-day average closing price. The cash portion of approximately $387 million was financed under our existing syndicated credit facility. EMJ now operates as a wholly-owned subsidiary of Reliance. Additionally, upon closing of the transaction, our syndicated credit facility was increased to $700 million.
EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. EMJ inventories more than 25,000 different bar, tubing, plate, and various other metal products, specializing in cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. EMJ’s sales for the twelve months ended March 31, 2005 were approximately $1.6 billion.
Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., a wholly owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with active facilities in Perrysburg, Ohio and Eldridge, Iowa. The two Flat Rock facilities are now operating as Precision Strip locations that process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal.

Acquisition of Everest Metals (Suzhou) Co., Ltd.
Also in March 2006, Reliance Pan Pacific Pte., Ltd. completed its purchase of Everest Metals (Suzhou) Co., Ltd., a metals service center company based near Shanghai, China. Reliance Pan Pacific is a joint venture company formed in October 2005 that is 70% owned by Reliance and 30% owned by Manufacturing Network Pte. Ltd., a Singapore-based company. Manufacturing Network sold its 100% interest in Everest Metals to Reliance Pan Pacific on March 1, 2006. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002. Everest Metals had net sales of approximately $5.5 million for the twelve months ended December 31, 2005.
Acquisition of the minority interest in American Steel, L.L.C.
In January 2006, the Company purchased the remaining 49.5% of American Steel, L.L.C. (“American Steel”), from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006 the Company includes 100% of American Steel’s income in its financial results.
The acquisitions of Flat Rock, Everest Metals, and American Steel have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which are preliminary as of March 31, 2006 for Flat Rock and Everest Metals.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
In the three months ended March 31, 2006, our consolidated net sales increased 21.7% to $988.0 million, compared to $811.9 million for the first three months of 2005. This includes a 26.6% increase in our tons sold and a 3.3% decrease in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip). Our acquisition of Chapel Steel in July 2005 contributed to our increased sales in the 2006 first quarter. Same-store sales, which exclude the sales of Chapel Steel, Everest Metals and Flat Rock, were $903.9 million in the 2006 first quarter, up 11.3% from the 2005 first quarter, with a 10.3% increase in our tons sold and a 1.3% increase in our average selling price per ton sold.
The increase in our net sales was mainly due to increased volume, with strong customer demand resulting in higher tons sold in the 2006 first quarter compared to the 2005 first quarter. Demand is strong in most markets with the most significant improvements in the non-residential construction and aerospace markets.
Total gross profit increased 25.1% to $270.2 million for the first three months of 2006 compared to $215.9 million in the first three months of 2005. This increase is mainly due to our increased sales levels. Gross profit as a percentage of sales in the 2006 first quarter was 27.3%, up from 26.6% in the 2005 first quarter primarily due to a more stable pricing environment compared to 2005. In the 2006 first quarter, LIFO expense was $5.0 million mainly because of cost increases for aerospace related stainless steel, titanium and aluminum products. However, these cost increases were at a lower rate than in the 2005 first quarter when LIFO expense was $12.5 million. LIFO expense is included in our cost of sales.
Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $15.3 million, or 12.5%, compared to the 2005 first quarter due mainly to the additional expenses of Chapel Steel acquired in July 2005, adoption of FAS 123R effective January 1, 2006 which resulted in $1.1 million of stock option expense that is included in S,G&A expenses, as well as additional selling expenses from increased sales levels. S,G&A expenses as a percentage of sales for the 2006 first quarter were 13.9%, down from 15.0% for the 2005 first quarter.
Depreciation expense in the 2006 first quarter was $11.0 million compared to $10.4 million in the 2005 first quarter. The slight increase was mostly due to the additional depreciation expense from Chapel Steel and depreciation on new assets placed in service throughout 2005 and the first quarter of 2006.

Operating profit in the 2006 first quarter was $122.1 million, or 12.4%, compared to $83.8 million, or 10.3%, in the 2005 first quarter. The improvement is mainly due to the higher gross profit dollars resulting from increased sales levels, along with our effective expense control.
Interest expense was $5.7 million in the 2006 first quarter, down 9.4% from the 2005 first quarter. The decrease was mainly due to lower borrowing levels outstanding in the 2006 first quarter.
Minority interest expense decreased $2.5 million in the 2006 first quarter compared to the 2005 first quarter mainly due to our purchase of the remaining 49.5% minority interest in American Steel, L.L.C. Effective January 3, 2006, we now own 100% of American Steel. Because of this change in ownership, we no longer record minority interest expense for American Steel. Our 2006 minority interest expense consists of the net income for the approximately 3% of Valex Corp. and the 1% of Valex Korea that we do not own, and also for the 30% of Everest Metals that we do not own.
Our effective income tax rate for the 2006 first quarter was 38.5% compared to 38.0% in the 2005 first quarter. Our 2005 full year tax rate was 38.3%. The changes in our tax rate are mainly due to changes in the geographic composition of our income, the tax rates from our foreign operations and from state and city income tax credits.
Liquidity and Capital Resources
At March 31, 2006, our working capital was $558.0 million compared to $513.5 million at December 31, 2005. The increase was mainly due to an increase in our accounts receivable of $66.3 million and an increase in our inventory of $53.9 million resulting from improved sales levels, offset by an increase in our accounts payable and accrued expenses of $79.5 million mainly due to our increased inventory purchases in the first quarter of 2006 to support our increased sales levels.
To manage our working capital, we focus on our number of days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of March 31, 2006, our days sales outstanding were approximately 40 days, consistent with our December 31, 2005 rate. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at March 31, 2006 was about 5.3 times, down slightly from 5.7 times during 2005.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flows provided by operations were $41.0 million in the 2006 first quarter and $35.8 million in the 2005 first quarter. In the 2006 first quarter, we used our borrowings and cash flow from operations to fund our capital expenditures of approximately $26.1 million and acquisitions of approximately $34.8 million. The acquisitions include the purchase of the remaining interest in American Steel, the purchase of the assets and business of Flat Rock and the purchase of Everest Metals through our 70% interest in Reliance Pan Pacific. Our March 31, 2006 financial statements include preliminary purchase price allocations for the Flat Rock and Everest Metals transactions.
Our outstanding debt at March 31, 2006 was $370.5 million, up $19.7 million from December 31, 2005. At March 31, 2006, we had $45 million borrowed on our $600 million revolving line of credit, which includes $25 million to pay down a private placement note that matured on January 2, 2006. Our net debt-to-total capital ratio was 23.7% at March 31, 2006, fairly consistent with our December 31, 2005 rate of 23.8%.
On April 3, 2006, we completed our acquisition of Earle M. Jorgensen Company, or EMJ, with a transaction value of approximately $984 million, including the assumption of EMJ’s net debt, net of cash acquired. For the equity purchase, we paid $6.50 per EMJ share for a total of $326.5 million in cash and issued approximately 4.5 million shares of our common stock at $86.43 per share for a value of $387.3 million in equity. Total consideration for the outstanding equity was valued at $713.8 million, with approximately 46% paid in cash and 54% paid in equity. The transaction was originally structured to be 50% cash and 50% equity; however, the increase in our stock price increased the total value per EMJ share to $14.21 from our initial offer price of $13.00 per EMJ share, which shifted the consideration paid to a higher portion in stock. In addition to the above, we cashed out certain EMJ stock option holders for consideration of approximately $29.5 million. We also assumed an EMJ stock option plan and converted the outstanding options to options to purchase approximately 144,000 Reliance shares. Total estimated transaction costs combined for Reliance and EMJ are approximately $30 million.
In addition to obtaining consent from our lenders for the EMJ acquisition, we entered into amendments to our credit facility and private placement notes to allow for the assumption of all obligations under EMJ’s 9 3/4% senior secured notes, due 2012, in the total principal amount of $250 million, as well as approximately $2.9 million of other existing debt. The first call date on the senior secured notes is June 1, 2007. The EMJ notes include a change of control provision that allows the noteholders to put their notes to us at 101% of the face value. We increased our syndicated credit facility from $600 million to $700 million upon closing of the EMJ transaction to provide adequate financing if the noteholders were to exercise their put options. In total we borrowed $367 million to fund our purchase of EMJ. Our pro-forma net debt-to-total capital ratio as of the closing was 39.0%. We expect our total purchase price, including the equity consideration, cash out of certain stock options and the transaction fees paid by Reliance, to be approximately $753 million.
We did not repurchase any shares of our common stock during the 2006 first quarter.
Capital expenditures were $26.1 million for the three months ended March 31, 2006. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2006, as compared to those disclosed in our table of contractual obligations included in our Form 10-K for the year ended December 31, 2005, except the acquisition of EMJ discussed above. We anticipate that funds generated from operations and funds available under our now $700 million line of credit will be sufficient to meet our working capital and capital expenditure needs and to fund acquisitions in the foreseeable future.
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
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $392.3 million at March 31, 2006, or approximately 20.4% of total assets or 35.6% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2005 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of March 31, 2006.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2005 Form 10-K.
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
Interest rate risk
We are exposed to market risk related to our fixed rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Decreases in interest rates may affect the market value of our fixed-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Based on our debt, we do not consider the exposure to interest rate risk to be material. Our fixed-rate debt obligations at March 31, 2006 are not callable until maturity.

Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 9, 2006	By:	/s/	David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/	Karla Lewis

Karla Lewis
Executive Vice President and
Chief Financial Officer