Form 10-Q
period 2006-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2006-08-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒
      As of July 31, 2006, 75,450,946 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,104	$35,022
Accounts receivable, less allowance for doubtful accounts of $17,717 at June 30, 2006 and $10,511 at December 31, 2005	683,566	369,931
Inventories	861,125	387,385
Prepaid expenses and other current assets	22,015	19,009
Deferred income taxes	35,656	36,001

Total current assets	1,612,466	847,348
Property, plant and equipment, at cost:
Land	106,237	60,207
Buildings	371,561	281,986
Machinery and equipment	520,817	403,403
Accumulated depreciation	(288,718)	(265,877)

	709,897	479,719

Goodwill	723,450	384,730
Intangible assets	325,237	44,384
Cash surrender value of life insurance policies, net	55,836	7,299
Deferred income taxes	9,363	—
Other assets	24,445	5,590

Total assets	$3,460,694	$1,769,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$377,250	$184,443
Accrued expenses	56,016	19,234
Accrued compensation and retirement costs	67,432	52,354
Accrued insurance costs	33,770	23,372
Income taxes payable	17,059	4,141
Deferred income taxes	3,835	214
Current maturities of long-term debt	46,556	49,525
Current maturities of capital lease obligations	547	536

Total current liabilities	602,465	333,819
Long-term debt	1,036,088	301,275
Capital lease obligations	5,238	5,515
Long-term retirement costs	35,851	15,660
Deferred income taxes	212,149	65,808
Minority interest	1,072	17,128
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 75,437,196 at June 30, 2006 and 66,217,998 at December 31, 2005, stated capital	693,760	325,010
Retained earnings	871,393	704,530
Accumulated other comprehensive income	2,678	325

Total shareholders’ equity	1,567,831	1,029,865

Total liabilities and shareholders’ equity	$3,460,694	$1,769,070

All share information, except for authorized shares, has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$1,559,222	$816,342
Other income, net	376	699

	1,559,598	817,041

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,139,349	594,107
Warehouse, delivery, selling, general and administrative	225,267	123,571
Depreciation and amortization	16,800	12,107
Interest	16,933	6,206

	1,398,349	735,991

Income before minority interest and income taxes	161,249	81,050
Minority interest	(85)	(1,940)

Income from continuing operations before income taxes	161,164	79,110
Provision for income taxes	60,659	30,061

Net income	$100,505	$49,049

Earnings per share:
Income from continuing operations – diluted	$1.32	$.74

Weighted average shares outstanding – diluted	75,874,992	66,172,204

Income from continuing operations – basic	$1.34	$.75

Weighted average shares outstanding – basic	75,115,438	65,831,694

Cash dividends per share	$.050	$.045

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2006	2005
Net sales	$2,547,208	$1,628,249
Other income, net	1,654	1,364

	2,548,862	1,629,613

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,857,150	1,190,078
Warehouse, delivery, selling, general and administrative	362,315	245,353
Depreciation and amortization	28,261	23,269
Interest	22,642	12,507

	2,270,728	1,471,207

Income before minority interest and income taxes	278,134	158,406
Minority interest	(132)	(4,516)

Income from continuing operations before income taxes	278,002	153,890
Provision for income taxes	105,642	58,478

Net income	$172,360	$95,412

Earnings per share:
Income from continuing operations – diluted	$2.41	$1.44

Weighted average shares outstanding – diluted	71,431,880	66,047,104

Income from continuing operations – basic	$2.44	$1.45

Weighted average shares outstanding – basic	70,721,890	65,697,980

Cash dividends per share	$.10	$.09

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$172,360	$95,412
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,621	23,269
Debt premium amortization	(892)	—
(Gain)/Loss on sales of machinery and equipment	(401)	2
Deferred income taxes	(1,244)	(14)
Minority interest	132	4,516
Stock based compensation expense	2,712	—
Tax benefit of stock options exercised	—	1,509
Excess tax benefits from stock based compensation	(1,584)	—
Increase in cash surrender value of life insurance policies.	(6,293)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(118,886)	(32,039)
Inventories	(126,208)	(19,886)
Prepaid expenses and other assets	(8,372)	(541)
Accounts payable and accrued expenses	(17,112)	11,129

Net cash (used in) provided by operating activities	(77,167)	83,301

Investing activities:
Purchases of property, plant and equipment, net	(59,694)	(21,060)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(343,924)	—
Proceeds from sales of property and equipment	2,247	1,129
Premiums paid on life insurance policies	(238)	—

Net cash used in investing activities	(401,609)	(19,931)

Financing activities:
Proceeds from borrowings	693,316	187,000
Principal payments on long-term debt and short-term borrowings.	(235,591)	(240,250)
Payments to minority shareholders	(1,291)	(6,170)
Dividends paid	(7,081)	(5,923)
Excess tax benefits from stock based compensation	1,584	—
Exercise of stock options	2,533	6,203
Issuance of common stock	222	246

Net cash provided by (used in) financing activities	453,692	(58,894)
Effect of exchange rate changes on cash	166	75

(Decrease)/Increase in cash and cash equivalents	(24,918)	4,551
Cash and cash equivalents at beginning of period	35,022	11,659

Cash and cash equivalents at end of period	$10,104	$16,210

Supplemental cash flow information:
Interest paid during the period	$27,802	$12,372
Income taxes paid during the period	$95,999	$57,994

Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with acquisition of metals service center	$360,453	$—
Issuance of common stock to employee retirement savings plan	$2,830	$—
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months in the period ended June 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in the Reliance Steel & Aluminum Co. Form 10-K.
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
2. Impact of Recently Issued Accounting Principles
In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC’s rule, SFAS No. 123R became effective for the Company for annual, rather than interim, periods that began after June 15, 2005. The Company began applying this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, vested or cancelled after that date. The implementation of this standard is further discussed in Note 8, Stock Option Plans.
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
On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
Acquisition of Earle M. Jorgensen Company
On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”). EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. The Company paid $6.50 in cash and issued .0892 (.1784 post-split) of a share of Reliance common stock for each outstanding share of EMJ common stock. The fraction of the share of Reliance common stock issued in exchange for each share of EMJ common stock as a result of the merger was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the merger became effective (“Average Stock Price”). The Average Stock Price for that 20-day period exceeded the upper limit of the 15% symmetrical collar established in the merger agreement. In accordance with this formula, Reliance issued 4,481,134 (8,962,268 post-split) shares of its common stock in exchange for the 50,237,094 shares of outstanding EMJ common stock. The recorded value of the cash and stock consideration was $13.64 per EMJ share and was calculated using a Reliance per share price of $80.00 ($40.00 post-split) which was the 3-day average closing price as of the date that the Average Stock Price exceeded the upper limit of the collar. The purchase also included the assumption of approximately $253,000,000 of EMJ outstanding debt, including $250,000,000 of 9 3/4% senior notes and $2,900,000 of other debt. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,708,000.
The Company assumed an EMJ stock option plan and has converted the outstanding EMJ options to options to acquire 143,943 (287,886 post-split) shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 129,003 (258,006 post-split) shares of Reliance common stock to EMJ’s Retirement Savings Plan. On June 28, 2006 the Company issued 39,144 (78,288 post-split) shares of Reliance common stock to the EMJ Retirement Savings Plan and EMJ paid out cash of $312,000 in lieu of 3,678 (7,356 post-split) Reliance shares to terminated employees. At June 30, 2006 the remaining obligation consisted of 86,181 (172,362 post-split) shares of Reliance common stock. This obligation will be satisfied by future contributions of shares, as allowed under the Internal Revenue Code and ERISA requirements.
The cash portion of the acquisition was funded with borrowings on the Company’s existing syndicated credit facility. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of acquired tangible and intangible assets by third-party valuation specialists.
Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., a wholly owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with active facilities in Perrysburg, Ohio and Eldridge, Iowa. The Flat Rock facility in Perrysburg, Ohio now operates as a Precision Strip location that processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. In July 2006, Precision Strip made a decision to close the Eldridge, Iowa facility. Costs associated with the closure are minimal. The purchase was funded with borrowings under the Company’s line of credit.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Acquisition of Everest Metals (Suzhou) Co., Ltd.
Also in March 2006, Reliance Pan Pacific Pte., Ltd. completed its purchase of Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company based near Shanghai, China. Reliance Pan Pacific is a joint venture company formed in October 2005 that is 70% owned by Reliance and 30% owned by Manufacturing Network Pte. Ltd., a Singapore based company. Manufacturing Network sold its 100% interest in Everest Metals to Reliance Pan Pacific on March 1, 2006. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002.
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
Chapel Steel is a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), Pennsylvania; Bourbonnais (Chicago), Illinois; Houston, Texas; Birmingham, Alabama; and Portland, Oregon. Chapel Steel also warehouses and distributes its products in Cincinnati, Ohio and Hamilton, Ontario, Canada. Chapel Steel now operates as a wholly-owned subsidiary of RSAC Management Corp., a wholly-owned subsidiary of Reliance. The acquisition was funded on July 1, 2005 with borrowings on the Company’s syndicated credit facility.
Pro forma financial information
The acquisitions of EMJ, Flat Rock, Everest Metals, American Steel and Chapel Steel have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of June 30, 2006 for EMJ.
The following unaudited pro forma summary financial results present the consolidated results of operations as if our significant acquisitions, EMJ and Chapel Steel, had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording EMJ notes at fair value, and a provision for income taxes for Chapel Steel as it was previously taxed as an S-Corporation under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the EMJ or Chapel Steel acquisitions been made as of January 1, 2005 or January 1, 2006, or of any potential results which may occur in the future.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Earnings per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands,	(In thousands,
	except per share	except per share
	amounts)	amounts)
Pro forma (unaudited):
Net sales	$1,326,676	$2,665,230
Net income	$68,922	$128,721
Earnings per share – diluted	$.92	$1.72
Earnings per share – basic	$.92	$1.72

Six Months Ended
June 30, 2006
(In thousands, except
per share amounts)
Pro forma (unaudited):
Net sales	$3,051,278
Net income	$188,544
Earnings per share – diluted	$2.48
Earnings per share – basic	$2.50
4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

(In thousands)
Balance as of January 1, 2006	$384,730
Acquisitions	338,720

Balance as of June 30, 2006	$723,450

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net:

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Covenants not to compete	$6,153	$(5,943)	$6,053	$(5,912)
Loan fees	8,799	(5,425)	7,689	(4,938)
Customer list/relationships	104,300	(6,812)	17,900	(4,794)
Trade names	216,200	—	28,300	—
Software – internal use	8,100	(203)	—	—
Other	429	(361)	429	(343)

	$343,981	$(18,744)	$60,371	$(15,987)

The Company recognized amortization expense for intangible assets of approximately $2,985,000 and $2,469,000 for the six months ended June 30, 2006 and 2005, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2006 and each of the succeeding five years is as follows:

2006	$3,892,000
2007	7,669,000
2008	7,134,000
2009	6,506,000
2010	6,100,000
2011	5,723,000

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Revolving line of credit ($700,000,000 limit) due June 11, 2010, interest at variable rates, weighted average rate of 5.80% during the six months ended June 30, 2006	$482,000	$—

Senior unsecured notes due from January 2, 2007 to January 2, 2009, weighted average fixed interest rate of 7.33% at June 30, 2006 and December 31, 2005	30,000	30,000

Senior unsecured notes due January 2, 2008, weighted average fixed interest rate of 7.08% and 7.06% at June 30, 2006 and December 31, 2005, respectively	30,000	55,000

Senior unsecured notes due from October 15, 2006 to October 15, 2010, weighted average fixed interest rate of 6.60% at June 30, 2006 and December 31, 2005	127,000	127,000

Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at June 30, 2006 and December 31, 2005	135,000	135,000

Senior unsecured notes due June 1, 2012, fixed interest rate of 9.75%, comprised of $249,995,000 of principal balance and $20,988,000 of unamortized debt premium	270,983	—

Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; weighted average interest rate of 3.32% at June 30, 2006 (3.55% at December 31, 2005)	2,250	2,250

Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; weighted average interest rate of 3.51% at June 30, 2006 (3.73% at December 31, 2005)	1,225	1,550

Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest of 5.25%	2,870	—

Revolving Canadian credit facility (CDN$22,000,000 credit limit), interest at variable rates, 6.00% at June 30, 2006	—	—

Revolving short term loans related to a Chinese $10,000,000 credit facility, weighted average interest rate of 5.66% at June 30, 2006	1,316	—

Total	1,082,644	350,800
Less amounts due within one year	(46,556)	(49,525)

Total long-term debt	$1,036,088	$301,275

On June 13, 2005, the Company entered into a five year, unsecured syndicated credit agreement with fifteen banks as lenders for a revolving line of credit with a borrowing limit of $600,000,000 which was increased to $700,000,000 effective April 3, 2006. To complete the acquisition of EMJ, the Company entered into amendments to its credit facility and private placement notes to allow for the assumption of all obligations under EMJ’s 9 3/4% senior secured notes, due 2012, in the total principal amount of $250,000,000, as well as approximately $2,900,000 of other existing debt. The first call date on the senior secured notes is June 1, 2007 at 104.875% of the face value. The EMJ notes include a change of control provision that allowed the noteholders to put their notes to the Company at 101% of the face value. Only $5,000 of the senior secured notes were put back to the Company and paid subsequent to the acquisition of EMJ.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At June 30, 2006, the Company had $15,245,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,755,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.15% at June 30, 2006.
The Company has $322,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.10% and have an average remaining life of 4.1 years, maturing from 2006 to 2013.
The $700,000,000 syndicated credit agreement and senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio, a maximum leverage ratio, and include certain restrictions on the amount of cash dividends the Company may pay, among other things. Furthermore, the EMJ senior secured notes are secured by EMJ’s real property and contain certain covenants which limit, at the EMJ level, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates.
7. Shareholders’ Equity
On May 17, 2006, Reliance’s Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend on the Company’s common stock and a 20% increase in the dividend rate. The common stock split was effected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006. All share and per share data, including prior period data as appropriate, have been adjusted to reflect this split.
In connection with the EMJ acquisition, the Company issued 4,481,134 (8,962,268 post-split) shares of common stock valued at approximately $358,492,000. In June 2006, the Company contributed 39,144 (78,288 post-split) shares to the EMJ Retirement Savings Plan valued at approximately $2,830,000 and has a remaining obligation to contribute 86,181 (172,362 post-split) shares (see Note 3). Additionally, during the six months ended June 30, 2006, the Company issued 86,720 (173,440 post-split) shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $2,533,000. Also, 2,601 (5,202 post-split) shares of common stock valued at approximately $222,000 were issued to division managers of the Company in March 2006 under the Key Man Incentive Plan for 2005. The Company did not repurchase any shares of its common stock during the six-months ended June 30, 2006.
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income (loss) for each of the three- and six-month periods ended June 30, 2006 and 2005, respectively, included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$100,505	$49,049	$172,360	$95,412
Other comprehensive income (loss):
Foreign currency translation income (loss)	1,364	(171)	1,782	75
Minimum pension liability, net of tax	574	—	574	—
Unrealized gain/(loss) on investments, net of tax	(41)	60	(3)	(6)

Total other comprehensive income (loss)	1,897	(111)	2,353	69

Total comprehensive income	$102,402	$48,938	$174,713	$95,481

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated other comprehensive income included the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Foreign currency translation adjustments	$3,282	$1,500
Unrealized gain on investments, net of tax	126	129
Minimum pension liability, net of tax	(730)	(1,304)

Total accumulated other comprehensive income	$2,678	$325

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $(78,000) and $450,000, respectively, as of June 30, 2006 and $(79,000) and $804,000 respectively, as of December 31, 2005.
8. Stock Option Plans
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
The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Since the Company has selected the modified prospective method of transition, the prior periods have not been restated. Prior to adopting SFAS No. 123R, the Company applied APB Opinion No. 25, and related Interpretations in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants prior to 2006.
Under this transition method, stock based compensation cost recognized for the three and six months ended June 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006. The stock-based compensation expense recorded in accordance with FAS 123R was $1,580,000 and $2,712,000 for the three and six months ended June 30, 2006, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R during the prior periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. Earnings per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(Amounts in	(Amounts in
	thousands, except	thousands, except
	per share amounts)	per share amounts)
Reported net income	$49,049	$95,412
Stock-based employee compensation cost, net of tax	248	507

Pro forma net income	$48,801	$94,905

Earnings per share from continuing operations:

Basic – reported	$.75	$1.45

Basic – pro forma	$.74	$1.44

Diluted – reported	$.74	$1.44

Diluted – pro forma	$.74	$1.44

Prior to the acquisition of EMJ on April 3, 2006, the Company maintained two stock option plans with outstanding stock options granted to employees and one stock option plan with outstanding stock options granted to non-executive members of the Board of Directors. On May 17, 2006 the employee plan was amended to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 3,000,000 shares to 5,000,000 shares (6,000,000 shares to 10,000,000 shares post-split), and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. In connection with the EMJ acquisition, the Company assumed the EMJ incentive stock option plan and converted the outstanding EMJ options to options to acquire 143,943 (287,886 post-split) shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. The options granted under the EMJ plan and assumed by the Company have 10-year contractual lives. When granting stock options, the Company typically grants non-qualified options with an exercise price equal to market value on the date of grant. These plans are discussed in more detail in the Company’s December 31, 2005 Form 10-K, Note 8 and the EMJ March 31, 2006 Form 10-K, Note 9.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock option activity under all the plans, including the EMJ plan assumed by the Company, during the six months ended June 30, 2006 is as follows (number of shares and exercise prices have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
Stock Options	Shares	Price	(In years)	(In thousands)
Outstanding at December 31, 2005	3,159,000	$20.20
Granted	42,000	$43.34
Assumed in acquisition	287,886	$25.13
Exercised	(173,440)	$14.60
Forfeited or expired	(35,378)	$22.67

Outstanding at June 30, 2006	3,280,068	$21.20	7.1	$66,505

Exercisable at June 30, 2006	395,838	$15.13	3.4	$10,431

The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 were $1,876,000 and $4,401,000, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average assumptions used:
Risk free interest rate	4.75%	4.25%	4.75%	4.25%
Expected life in years	5.8	4	5.8	4
Expected volatility	.38	.27	.38	.27
Expected dividend yield	.46%	.80%	.46%	.80%
A summary of the status of the Company’s non-vested stock options as of June 30, 2006 and changes during the six months then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Shares	Fair Value
Non-vested at December 31, 2005	2,882,750	$5.45
Granted	42,000	$15.79
Assumed in acquisition	199,858	$28.91
Vested	(205,000)	$3.73
Forfeited	(35,378)	$14.38

Non-vested at June 30, 2006	2,884,230	$7.24

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of June 30, 2006, there was $15,536,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 1.6 years.
Proceeds from option exercises under all stock-based compensation plans for the three- and six-month periods ended June 30, 2006 were $1,296,000 and $2,533,000, respectively. The tax benefit realized from option exercises during the three- and six-month periods ended June 30, 2006 were $630,000 and $1,593,000, respectively.
9. Employee Benefits
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. Separate SERP plans exist for two of the Company’s subsidiaries, each of which provides post-retirement benefits to its respective key employees.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. Additionally, as part of the acquisition of EMJ, the Company assumed the following plans: a) a noncontributory defined benefit pension plan covering substantially all hourly union employees, b) an unfunded supplemental pension plan that provides benefits to certain retired participants which has been frozen to include only existing participants, and c) a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents. The expense associated with each of these plans has been reflected in the Company’s financial statements from April 3, 2006, the date of the acquisition of EMJ.
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended June 30,	2006	2005	2006	2005
Service Cost	$142	$103	$270	$91
Interest Cost	283	216	400	117
Expected return on assets	—	—	(400)	(128)
Amortization of prior service cost.	49	49	37	(1)
Amortization of net loss	133	40	113	7
Settlement expense	—	—	697	—

Net periodic pension cost	$607	$408	$1,117	$86

	SERP Plans		Defined Benefit Plans
Six Months Ended June 30,	2006	2005	2006	2005
Service Cost	$283	$206	$367	$182
Interest Cost	558	432	521	235
Expected return on assets	—	—	(515)	(257)
Amortization of prior service cost.	98	98	36	(3)
Amortization of net loss	257	80	133	15
Settlement expense	—	—	829	—

Net periodic pension cost	$1,196	$816	$1,371	$172

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In addition to the Company’s defined benefit pension plans as noted above, EMJ sponsors a defined benefit health care plan that provides post-retirement medical and dental benefits to eligible full time employees and their dependents (the “Post-retirement Plan”). The Post-retirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over three years.
Components of the net periodic pension expense associated with the Company’s Post-retirement Plan are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Service Cost	99,729	$—	99,729	$—
Interest Cost	88,529	—	88,529	—
Expected return on assets	—	—	—	—
Amortization of prior service cost.	—	—	—	—
Amortization of net loss	19,301	—	19,301	—

Net periodic pension cost	$207,556	$—	$207,556	$—

The Company previously disclosed in its financial statements for the year ended December 31, 2005, included in its Form 10-K, that it expected to contribute $1,772,000 to its defined benefit plans in 2006. Additionally, the expected contributions of EMJ to their defined benefit plan were approximately $1,000,000. As of June 30, 2006, contributions of $1,269,000 had been made, $1,000,000 of which was to the EMJ defined benefit plan. The Company also disclosed in its Form 10-K for the year ended December 31, 2005 that it terminated one of the defined benefit plans as of that date. Distributions to participants were made in March 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Earnings Per Share
The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.
The following table sets forth the computation of basic and diluted earnings per share (number of shares and earnings per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$100,505	$49,049	$172,360	$95,412

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	75,115	65,832	70,722	65,698

Effect of dilutive securities:
Stock options	760	340	710	349

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	75,875	66,172	71,432	66,047

Earnings per share from continuing operations – diluted	$1.32	$.74	$2.41	$1.44

Earnings per share from continuing operations – basic	$1.34	$.75	$2.44	$1.45

The computations of earnings per share for the three and six months ended June 30, 2006 do not include 42,000 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and six months ended June 30, 2005.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Subsequent Event
On August 1, 2006, Reliance acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde”), a metals service center company headquartered in Southington, Connecticut for $100,000,000 plus the assumption of approximately $102,000,000 of Yarde’s outstanding debt. Yarde was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde’s unaudited net sales for the fiscal year ended June 30, 2006 were approximately $385,000,000.
On July 31, 2006, the Company entered into a $100,000,000, 364-day, unsecured credit facility with its lead bank with substantially the same terms and conditions as the Company’s syndicated credit facility.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three- and six-month periods ended June 30, 2006 and 2005 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$1,559,222	100.0%	$816,342	100.0%	$2,547,208	100.0%	$1,628,249	100.0%
Gross profit	419,873	26.9	222,235	27.2	690,058	27.1	438,171	26.9
S,G&A expenses	225,267	14.4	123,571	15.1	362,315	14.2	245,353	15.1
Depreciation expense	14,613	0.9	10,423	1.3	25,636	1.0	20,800	1.3

Operating profit(1).	$179,993	11.5%	$88,241	10.8%	$302,107	11.9%	$172,018	10.6%

(1)	Excludes other income, amortization expense, minority interest expense, interest expense, and income tax expense.
2006 Acquisitions
Acquisition of Earle M. Jorgensen Company
On April 3, 2006 we acquired Earle M. Jorgensen Company (“EMJ”). The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt, net of cash acquired. We paid $6.50 in cash and issued .0892 (.1784 post-split) of a share of Reliance common stock for each outstanding share of EMJ common stock.
At closing, we issued approximately 4.5 million (9.0 million post-split) shares of our common stock, including shares to be issued upon exercise of stock options assumed, valued at about $360.5 million. The cash portion, which included the cash out of certain EMJ stock options and transaction costs, of approximately $368.7 million was financed under our existing syndicated credit facility. We also assumed approximately $252.9 million of EMJ’s debt. EMJ now operates as a wholly-owned subsidiary of Reliance. Additionally, upon closing of the transaction, our syndicated credit facility was increased to $700 million.
EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. EMJ inventories more than 25,000 different bar, tubing, plate, and various other metal products, specializing in cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. EMJ’s sales for the twelve months ended March 31, 2006 were approximately $1.8 billion.
Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., our wholly owned subsidiary, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with active facilities in Perrysburg, Ohio and Eldridge, Iowa. The Perrysburg, Ohio Flat Rock facility now operates as a Precision Strip location that processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. In July 2006, Precision Strip made the decision to close the Eldridge, Iowa facility. Costs associated with the closure are minimal.

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
In January 2006, we purchased the remaining 49.5% of American Steel, L.L.C. (“American Steel”), from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006 we include 100% of American Steel’s income in our financial results.
The acquisitions of EMJ, Flat Rock, Everest Metals, and American Steel have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of June 30, 2006 for EMJ.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
In the three months ended June 30, 2006, our consolidated net sales increased 91% to $1.56 billion, compared to $816.3 million for the three months ended June 30, 2005. This includes a 70.6% increase in our tons sold and a 14.1% increase in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip). Our acquisition of Chapel Steel in July 2005 and more significantly, the acquisition of EMJ in April 2006, contributed to our increased sales in the 2006 second quarter. Same-store sales, which exclude the sales of EMJ, Chapel Steel, Everest Metals and Flat Rock, were $964.7 million in the 2006 second quarter, up 18.2% from the 2005 second quarter, with an 11.0% increase in our tons sold and a 7.4% increase in our average selling price per ton sold.
The increase in net sales was due to both increased volume and pricing in the 2006 second quarter compared to the 2005 second quarter. Customer demand has increased across all markets that we sell to, with the most significant strength in the aerospace, non-residential construction and energy markets. Our average selling price per ton sold also increased, mainly because of the change in product mix from our 2005 and 2006 acquisitions and because of increased costs for carbon and stainless steel products during the 2006 second quarter. Costs for aluminum products also continued to increase in the 2006 second quarter, but at a lesser rate than carbon and stainless steel.
Total gross profit increased 88.9% to $419.9 million for the second quarter of 2006 compared to $222.2 million in the second quarter of 2005. This increase is mainly due to the additional gross profit from EMJ and Chapel Steel. Gross profit as a percentage of sales in the 2006 second quarter was 26.9%, down slightly from 27.2% in the 2005 second quarter and from 27.3% in the 2006 first quarter. The overall decrease in the gross profit as a percentage of net sales was primarily due to the inclusion of EMJ and Chapel Steel in the 2006 second quarter, as these companies operate at slightly lower gross profit margins than the Company average. In the 2006 second quarter, LIFO expense was $18.0 million mainly because of cost increases for carbon steel products, along with aerospace related stainless steel, titanium and aluminum products, compared to no LIFO adjustment in the 2005 second quarter. LIFO expense is included in our cost of sales.
Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $101.7 million, or 82.3%, compared to the 2005 second quarter due mainly to the additional expenses of EMJ acquired in April 2006, Chapel Steel acquired in July 2005, adoption of FAS 123R effective January 1, 2006 which resulted in $1.6 million of stock option expense that is included in S,G&A expenses, as well as additional selling expenses from increased sales levels. S,G&A expenses as a percentage of sales for the 2006 second quarter were 14.4%, down from 15.1% for the 2005 second quarter. The decline as a percent of sales is mainly due to our increased selling prices in the 2006 second quarter and our effective expense control.

Depreciation expense in the 2006 second quarter was $14.6 million compared to $10.4 million in the 2005 second quarter. The increase was mostly due to the additional depreciation expense from our 2005 and 2006 acquisitions and depreciation on new assets placed in service throughout 2005 and the second quarter of 2006.
Operating profit in the 2006 second quarter was $180.0 million, or 11.5%, compared to $88.2 million, or 10.8%, in the 2005 second quarter. The improvement is mainly due to the increased sales levels from the acquisitions of EMJ and Chapel Steel, along with our effective expense control.
Interest expense was $16.9 million in the 2006 second quarter, up from $6.2 million in the 2005 second quarter. The increase was mainly due to the additional borrowings made to fund the acquisition of EMJ.
Minority interest expense decreased $1.9 million in the 2006 second quarter compared to the 2005 second quarter mainly due to our purchase of the remaining 49.5% minority interest in American Steel, L.L.C. Effective January 3, 2006, we now own 100% of American Steel. Because of this change in ownership, we no longer record minority interest expense for American Steel. Our 2006 minority interest expense consists of the net income for the approximately 3% of Valex Corp. and the 1% of Valex Korea that we do not own, and also for the 30% of Everest Metals that we do not own.
Our effective income tax rate for the 2006 second quarter was 37.6% compared to 38.0% in the 2005 second quarter. Our 2005 full year tax rate was 38.3% and our current estimate of the 2006 full year tax rate is 38.0%. The decrease in the second quarter effective tax rate was primarily due to the acquisition of EMJ.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Our 2006 six-month consolidated sales of $2.55 billion were up 56.4% from the 2005 six-month period. This includes a 49.0% increase in tons sold and a 6.5% increase in our average selling price per ton sold. Our acquisition of Chapel Steel in July 2005 and more significantly, the acquisition of EMJ in April 2006, contributed to our increased sales in the 2006 six-month period. Same-store sales were $1.87 billion in the 2006 six-month period, up 14.8% from the 2005 six-month period, with a 10.7% increase in our tons sold and a 4.4% increase in our average selling price per ton sold.
Total gross profit increased 57.5% to $690.1 million for the 2006 six-month period compared to $438.2 million in the 2005 six-month period. This increase is mainly due to the additional gross profit from EMJ and Chapel Steel. Gross profit as a percentage of sales in the 2006 six-month period was 27.1%, compared to 26.9% in the 2005 six-month period. During the 2005 six-month period, costs for certain carbon steel products were declining which increased competitive pressures, causing our gross profit margin to decline somewhat. Additionally, the more stable pricing environment in the first half of 2005 resulted in lower LIFO expense compared to the same period in 2006. In the 2006 six-month period, LIFO expense was $23.0 million compared to $12.5 million of LIFO expense in the 2005 six-month period.
In the 2006 six-month period our S,G&A expenses increased $117.0 million, or 47.7%, compared to 2005, due mainly to the additional expenses of the companies that we acquired in 2005 and 2006, along with our adoption of FAS 123R and additional selling expenses from our increased sales levels. Our expenses as a percent of sales in the 2006 six-month period were 14.2% compared to 15.1% in the 2005 period. The declines as a percent of sales are mainly due to our increased selling prices in 2006, our effective expense control, and our 2005 and 2006 acquisitions that operate at lower expense levels than our Company average.
Depreciation expense for the 2006 six-month period was $25.6 million compared to $20.8 million in the 2005 six-month period. The increase was mostly due to the additional depreciation expense from our 2005 and 2006 acquisitions, along with depreciation on new assets placed in service throughout 2005 and the first half of 2006. Amortization expense increased $0.5 million in the 2006 six-month period primarily due to the additional amortization expense from our 2005 and 2006 acquisitions.

Our 2006 six-month operating profit was $302.1 million, resulting in an operating profit margin of 11.9%, compared to $172.0 million, or a 10.6% operating profit margin in the same period of 2005. Our higher sales levels provided increased operating profit dollars in 2006 which, combined with our effective expense control, increased our operating profits.
Interest expense for the 2006 six-month period increased $10.1 million or 81.0% due to additional borrowings made to fund our acquisition of EMJ in April 2006.
Minority interest expense decreased $4.4 million in the 2006 six-month period compared to the 2005 six-month period mainly due to our purchase of the remaining 49.5% minority interest in American Steel, L.L.C
Our 2006 six-month period effective income tax rate was 38.0%, consistent with our rate in the same six-month period in 2005. The full-year 2005 tax rate was 38.3%. The slightly lower projected rate for 2006 is primarily due to the effect of our acquisition of EMJ.
Liquidity and Capital Resources
At June 30, 2006, our working capital was $1.0 billion compared to $513.5 million at December 31, 2005. Our acquisition of EMJ contributed significantly to the increase. Excluding the effect of acquisitions, the increase in working capital is mainly due to an increase in our accounts receivable of $118.9 million and an increase in our inventory of $126.2 million, resulting from improved sales levels.
To manage our working capital, we focus on our number of days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of June 30, 2006, our days sales outstanding were approximately 38 days, improved from 40 days as of December 31, 2005. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at June 30, 2006 was about 4.8 times, down from 5.7 times during 2005. Excluding the effect of EMJ however, our inventory turn rate improved slightly in the 2006 second quarter compared to the first quarter.
Our working capital needs increased during the quarter, due to strong customer demand levels and increased prices. This resulted in cash flow used in operations of $77.2 million in the 2006 six months. In the 2005 six-month period, we had cash flow provided by operations of $83.3 million.
Our outstanding debt at June 30, 2006 was $1.1 billion, up from $356.9 million at year-end 2005, mainly due to borrowings of $368.7 million on April 3, 2006, to fund the cash portion of the EMJ acquisition. At June 30, 2006, we had $482 million borrowed on our $700 million revolving line of credit, which includes $25 million to pay off a private placement note that matured on January 2, 2006. Our net debt-to-total capital ratio was 40.8% at June 30, 2006, up from our year-end 2005 rate of 23.8%.
In the 2006 six months, we used our borrowings and cash flow to fund our increased working capital needs, capital expenditures of approximately $59.7 million, and acquisitions of approximately $343.9 million, net of cash acquired. The acquisitions include the purchase of the remaining interest in American Steel, the purchase of the assets and business of Flat Rock, the purchase of Everest Metals through our 70% interest in Reliance Pan Pacific, and the cash portion of the purchase of EMJ. Our June 30, 2006 financial statements include preliminary purchase price allocations for the EMJ transaction.
On April 3, 2006, we completed our acquisition of EMJ with a transaction value of approximately $984 million. We funded the purchase with $368.7 million of cash through our credit facility and issued approximately 4.5 million (9.0 million post-split) shares of our common stock at a value of $360.5 million in equity. This included the cash out of certain EMJ stock option holders for consideration of approximately $29.5 million, and we also assumed an EMJ stock option plan with options to purchase 143,973 (287,886 post-split) Reliance shares. We assumed approximately $252.9 million of EMJ’s debt, $250 million of which is senior secured indentures that become due in 2012. The first call date is June 1, 2007 at 104.75% of face value.

We obtained amendments from our bank group and private placement note holders to assume this secured debt. The EMJ indentures included a change-of-control provision that allowed the note holders to put their notes to EMJ at 101% of face value. We increased our syndicated credit facility from $600 million to $700 million upon closing of the EMJ transaction to provide adequate financing if the note holders were to all put their notes to EMJ. Under the change of control provision, $5,000 of notes were tendered and redeemed in May 2006.
We also assumed an EMJ obligation to contribute 129,003 (258,006 post-split) shares of our common stock to an EMJ retirement plan. We contributed 39,144 (78,288 post-split) shares to the plan during the 2006 second quarter and paid out $0.3 million in lieu of 3,678 (7,356 post-split) shares. We did not repurchase any shares of our common stock during the 2006 six months.
We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2006, as compared to those disclosed in our table of contractual obligations included in our Form 10-K for the year ended December 31, 2005, except those related to our acquisition of EMJ discussed above. For the respective commitments for capital expenditures, operating lease obligations or purchase obligations of EMJ, refer to those disclosures in the contractual obligations table included in the EMJ Form 10-K for the year ended March 31, 2006. There were no material changes to the EMJ contractual obligations as of June 30, 2006 as compared to those included in EMJ’s Form 10-K for the year ended March 31, 2006.
On May 17, 2006 our Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend on our common stock and a 20% increase in the dividend rate. The common stock split was effected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006.
On August 1, 2006, we acquired the outstanding stock of Yarde Metals, Inc. for $100 million plus the assumption of approximately $102 million of net debt. To finance this acquisition, we borrowed approximately $152 million from our $700 million credit facility and the remaining $50 million on a new, $100 million, 364-day, unsecured credit facility that we entered into with our lead bank on July 31, 2006. This short-term credit facility has substantially the same terms and conditions as our syndicated credit facility.
We anticipate that funds generated from operations and funds available under our combined $800 million credit facilities will be sufficient to meet our working capital and capital expenditure needs in the near term.
Seasonality
Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, due to vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $723.5 million at June 30, 2006, or approximately 20.9% of total assets, or 46.1% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2005 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of June 30, 2006.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2005 Form 10-K. We do not believe that any of our acquisitions completed during 2006 or new accounting standards implemented during 2006 changed our critical accounting policies.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. There have been no material changes regarding the Company’s market risk position from the information provided in its December 31, 2005 Form 10-K. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s December 31, 2005 Form 10-K.
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

On April 3, 2006, the Company acquired EMJ. In accordance with SEC regulations, management has elected to exclude EMJ from its 2006 assessment of and report on internal control over financial reporting. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended June 30, 2006.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K.

PART II — OTHER INFORMATION
Item 5. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 17, 2006.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

Five directors were elected at the annual meeting. Joe D. Crider: 25,178,463 (50,356,926 post-split) shares were voted for election and 8,623,786 (17,247,572 post-split) shares were withheld. Thomas W. Gimbel: 33,571,918 (67,143,836 post-split) shares were voted for election and 230,331 (460,662 post-split) shares were withheld. David H. Hannah: 33,276,236 (66,552,472 post-split) shares were voted for election and 526,013 (1,052,026 post-split) shares were withheld. Mark V. Kaminski: 31,587,566 (63,175,132 post-split) shares were voted for election and 2,214,683 (4,429,366 post-split) shares were withheld. Gregg J. Mollins: 33,253,618 (66,507,236 post-split) shares were voted for election and 548,631 (1,097,262 post-split) shares were withheld.

The Company’s Amended and Restated Stock Option and Restricted Stock Plan was approved: 21,432,716 (42,865,432 post-split) shares were voted for the proposal, 5,132,599 (10,265,198 post-split) shares were voted against it and 1,475,968 (2,951,936 post-split) shares abstained. The Amended Plan extends the term of subsequently granted stock options to up to 10 years, increases the number of shares available for future grants of options or restricted stock from 3 million shares to 5 million shares (6 million shares to 10 million shares post-split), provides for annual grants and provides for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options.

Based upon the recommendation of the Audit Committee, Ernst & Young LLP was selected as the Company’s independent registered accounting firm to perform the annual audit of the financial statements of the Company and its subsidiaries for 2006. The selection was approved: 33,002,469 (66,004,938 post-split) shares were voted for the proposal, 726,313 (1,452,626 post-split) shares were voted against it and 73,467 (146,934 post-split) shares abstained.
Item 6. Exhibits
10.1	Amended and Restated Reliance Steel & Aluminum Co. Stock Option and Restricted Stock Plan (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 4, 2006).

10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed August 4, 2006).

10.3	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed August 4, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
Dated: August 9, 2006	By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer