Form 10-Q
period 2006-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2006-11-03
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      As of October 31, 2006, 75,525,446 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,041	$35,022
Accounts receivable, less allowance for doubtful accounts of $18,507 at September 30, 2006 and $10,511 at December 31, 2005	746,007	369,931
Inventories	987,505	387,385
Prepaid expenses and other current assets	19,554	19,009
Deferred income taxes	35,624	36,001

Total current assets	1,810,731	847,348
Property, plant and equipment, at cost:
Land	107,148	60,207
Buildings	386,075	281,986
Machinery and equipment	547,087	403,403
Accumulated depreciation	(304,130)	(265,877)

	736,180	479,719
Goodwill	759,665	384,730
Intangible assets, net	351,659	44,384
Cash surrender value of life insurance policies, net	38,223	7,299
Deferred income taxes	9,363	—
Other assets	26,864	5,590

Total assets	$3,732,685	$1,769,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$377,736	$184,443
Accrued expenses	51,827	19,234
Accrued compensation and retirement costs	82,409	52,354
Accrued insurance costs	35,413	23,372
Income taxes payable	17,055	4,141
Deferred income taxes	3,835	214
Current maturities of long-term debt	96,358	49,525
Current maturities of capital lease obligations	553	536

Total current liabilities	665,186	333,819
Long-term debt	1,153,001	301,275
Capital lease obligations	5,098	5,515
Long-term retirement costs	35,739	15,660
Deferred income taxes	199,303	65,808
Minority interest	1,167	17,128
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 75,460,946 at September 30, 2006 and 66,217,998 at December 31, 2005, stated capital	695,703	325,010
Retained earnings	974,557	704,530
Accumulated other comprehensive income	2,931	325

Total shareholders’ equity	1,673,191	1,029,865

Total liabilities and shareholders’ equity	$3,732,685	$1,769,070

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

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2006	2005
Net sales	$1,626,208	$870,124
Other income, net	1,987	1,345

	1,628,195	871,469

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,194,139	641,396
Warehouse, delivery, selling, general and administrative	224,703	130,260
Depreciation and amortization	16,511	11,537
Interest	19,354	6,783

	1,454,707	789,976

Income before minority interest and income taxes	173,488	81,493
Minority interest	(95)	(1,755)

Income from continuing operations before income taxes	173,393	79,738
Provision for income taxes	65,888	30,301

Net income	$107,505	$49,437

Earnings per share:
Income from continuing operations – diluted	$1.41	$.75

Weighted average shares outstanding – diluted	76,016,596	66,332,166

Income from continuing operations – basic	$1.42	$.75

Weighted average shares outstanding – basic	75,451,585	65,933,804

Cash dividends per share	$.06	$.05

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2006	2005
Net sales	$4,173,416	$2,498,373
Other income, net	3,641	2,709

	4,177,057	2,501,082

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,051,289	1,831,474
Warehouse, delivery, selling, general and administrative	587,018	375,613
Depreciation and amortization	45,132	34,806
Interest	41,996	19,290

	3,725,435	2,261,183

Income before minority interest and income taxes	451,622	239,899
Minority interest	(227)	(6,271)

Income from continuing operations before income taxes	451,395	233,628
Provision for income taxes	171,530	88,779

Net income	$279,865	$144,849

Earnings per share:
Income from continuing operations – diluted	$3.83	$2.19

Weighted average shares outstanding – diluted	72,985,065	66,125,898

Income from continuing operations – basic	$3.87	$2.20

Weighted average shares outstanding – basic	72,315,779	65,777,452

Cash dividends per share	$.16	$.14

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$279,865	$144,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,132	34,806
Debt premium amortization	(1,779)	—
Deferred income taxes	(1,297)	—
(Gain)/Loss on sales of property and equipment	(990)	30
Minority interest	227	6,271
Stock based compensation expense	4,336	—
Tax benefit of stock options exercised	—	2,130
Excess tax benefits from stock based compensation	(1,769)	—
Decrease/(Increase) in cash surrender value of life insurance policies	494	(135)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(130,298)	(39,786)
Inventories	(172,732)	8,928
Prepaid expenses and other assets	9,593	(2,303)
Accounts payable and accrued expenses	(19,253)	10,378

Net cash provided by operating activities	11,529	165,168

Investing activities:
Purchases of property, plant and equipment, net	(84,720)	(34,314)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(559,393)	(94,383)
Tax distributions made related to a prior acquisition	(894)	—
Proceeds from sales of property and equipment	2,956	1,191
Proceeds from redemption of life insurance policies	489	—
Premiums paid on life insurance policies	(279)	—

Net cash used in investing activities	(641,841)	(127,506)

Financing activities:
Proceeds from borrowings	993,316	372,000
Principal payments on long-term debt and short-term borrowings	(368,123)	(402,381)
Payments to minority shareholders	(1,291)	(7,159)
Dividends paid	(11,608)	(9,220)
Excess tax benefits from stock based compensation	1,769	—
Exercise of stock options	2,852	7,748
Issuance of common stock	222	246

Net cash provided by (used in) financing activities	617,137	(38,766)
Effect of exchange rate changes on cash	194	(136)

Decrease in cash and cash equivalents	(12,981)	(1,240)
Cash and cash equivalents at beginning of period	35,022	11,659

Cash and cash equivalents at end of period	$22,041	$10,419

Supplemental cash flow information:
Interest paid during the period	$24,997	$16,710
Income taxes paid during the period	$155,221	$86,148

Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with acquisition of metals service center	$360,453	$—
Issuance of common stock to employee retirement savings plan	$2,830	$—
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months in the period ended September 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006 the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact SFAS No. 158 will have on the Company’s financial condition, results of operations, cash flows or disclosures.
3. Acquisitions
Acquisition of Yarde Metals, Inc.
On August 1, 2006, the Company acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut for approximately $100,000,000 plus the assumption of approximately $102,000,000 of Yarde Metals’ outstanding debt. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of acquired tangible and intangible assets by third-party valuation specialists.
Acquisition of Earle M. Jorgensen Company
On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”). EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. The Company paid $6.50 in cash and issued .0892 (.1784 post-split) of a share of Reliance common stock for each outstanding share of EMJ common stock. The fraction of the share of Reliance common stock issued in exchange for each share of EMJ common stock as a result of the merger was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the merger became effective (“Average Stock Price”). The Average Stock Price for that 20-day period exceeded the upper limit of the 15% symmetrical collar established in the merger agreement. In accordance with this formula, Reliance issued 4,481,134 (8,962,268 post-split) shares of its common stock in exchange for the 50,237,094 shares of outstanding EMJ common stock. The recorded value of the cash and stock consideration was $13.64 per EMJ share and was calculated using a Reliance per share price of $80.00 ($40.00 post-split) which was the 3-day average closing price as of the date that the Average Stock Price exceeded the upper limit of the collar. The purchase also included the assumption of approximately $252,900,000 of EMJ outstanding debt, including $250,000,000 of 9 3/4% senior notes and $2,900,000 of other debt. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,882,000.
The Company assumed an EMJ stock option plan and has converted the outstanding EMJ options to options to acquire 143,943 (287,886 post-split) shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the U.S. Department of Labor to contribute 129,003 (258,006 post-split) shares of Reliance common stock to EMJ’s Retirement Savings Plan. On June 28, 2006 the Company issued 39,144 (78,288 post-split) shares of Reliance common stock to the EMJ Retirement Savings Plan. Additionally, EMJ paid out cash of $412,000 in lieu of 4,843 (9,686 post-split) Reliance shares to terminated employees. At September 30, 2006 the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings plan consisted of the cash equivalent of 85,016 (170,032 post-split) shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements.
The total cost of the acquisition, including cash and stock consideration, direct acquisition costs and value of vested options assumed, and allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

As of April 3, 2006
(In thousands)
Cash consideration	$326,546
Value of common stock and vested stock options	360,453
Cash out of certain EMJ stock options	29,456
Direct acquisition costs	12,882

Total purchase price	$729,337

Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$46,091
Accounts receivable	191,203
Inventory	344,446
Property, plant and equipment	186,836
Goodwill	320,337
Intangible assets subject to amortization	93,800
Intangible assets not subject to amortization	187,900
Other current and long-term assets	78,026

Total assets acquired	1,448,639

Current and long-term debt	(274,745)
Deferred income taxes	(134,423)
Other current and long-term liabilities	(310,134)

Total liabilities assumed	(719,302)

Net assets acquired	$729,337

The cash portion of the acquisition was funded with borrowings on the Company’s existing syndicated credit facility.
Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., a wholly owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with facilities in Perrysburg, Ohio, Eldridge, Iowa and Portage, Indiana. The Flat Rock facility in Perrysburg, Ohio began operating as a Precision Strip location immediately after the acquisition date. The Portage, Indiana location became operational in September 2006. In July 2006, Precision Strip made a decision to close the Eldridge, Iowa facility. Costs associated with the closure are minimal. Both Perrysburg, Ohio and Portage, Indiana locations process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. The purchase was funded with borrowings under the Company’s line of credit.

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
Pro forma financial information
The acquisitions of Yarde Metals, EMJ, Flat Rock, Everest Metals, American Steel and Chapel Steel have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of September 30, 2006 for Yarde Metals.
The following unaudited pro forma summary financial results present the consolidated results of operations as if our significant acquisitions, Yarde Metals, EMJ and Chapel Steel, had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, and a provision for income taxes for Yarde Metals and Chapel Steel as they were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Yarde Metals, EMJ or Chapel Steel acquisitions been made as of January 1, 2005 or January 1, 2006, or of any potential results which may occur in the future.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Earnings per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$4,916,447	$4,210,951
Net income	$300,175	$206,983
Earnings per share – diluted	$3.95	$2.87
Earnings per share – basic	$3.98	$2.89

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$1,658,280	$1,375,173
Net income	$108,320	$70,074
Earnings per share – diluted	$1.42	$.93
Earnings per share – basic	$1.44	$.94
4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

(In thousands)
Balance as of January 1, 2006	$384,730
Acquisitions	374,041
Adjustment related to tax distributions for a prior acquisition	894

Balance as of September 30, 2006	$759,665

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,354	$(5,976)	$6,053	$(5,912)
Loan fees	8,966	(5,677)	7,689	(4,938)
Customer list/relationships	104,300	(8,260)	17,900	(4,794)
Software – internal use	8,100	(405)	—	—
Other	429	(372)	429	(343)

	128,149	(20,690)	32,071	(15,987)

Intangible assets not subject to amortization:
Trade names	244,200	—	28,300	—

	$372,349	$(20,690)	$60,371	$(15,987)

The Company recognized amortization expense for intangible assets of approximately $4,703,000 and $3,380,000 for the nine months ended September 30, 2006 and 2005, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2006 and each of the succeeding five years is as follows:

(In thousands)
2006	$2,104
2007	7,699
2008	7,215
2009	6,546
2010	5,993
2011	5,739

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Revolving line of credit ($700,000,000 limit) due June 11, 2010, interest at variable rates, weighted average rate of 5.91% during the nine months ended September 30, 2006	$600,000	$—
Revolving line of credit ($100,000,000 limit) due July 30, 2007, interest at variable rates, weighted average rate of 6.18% during the period from July 31, 2006 to September 30, 2006	50,000	—
Senior unsecured notes due from January 2, 2007 to January 2, 2009, weighted average fixed interest rate of 7.33% at September 30, 2006 and December 31, 2005	30,000	30,000
Senior unsecured notes due January 2, 2008, weighted average fixed interest rate of 7.08% and 7.06% at September 30, 2006 and December 31, 2005, respectively	30,000	55,000
Senior unsecured notes due from October 15, 2006 to October 15, 2010, weighted average fixed interest rate of 6.60% at September 30, 2006 and December 31, 2005	127,000	127,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at September 30, 2006 and December 31, 2005	135,000	135,000
Senior secured notes due June 1, 2012, fixed interest rate of 9.75%, comprised of $249,995,000 of principal balance and $20,101,000 of unamortized debt premium	270,096	—
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; variable interest rate of 3.67% and 3.55% at September 30, 2006 and December 31, 2005, respectively	2,050	2,250
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; variable interest rate of 3.94% and 3.73% at September 30, 2006 and December 31, 2005, respectively	1,225	1,550
Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest rate of 5.25%	2,870	—
Revolving short term credit facility (CDN$22,000,000 credit limit) for operations in Canada, interest at variable rates	—	—
Revolving short term $4,000,000 credit facility for operations in China, interest rate of 6.0% at September 30, 2006	1,118	—

Total	1,249,359	350,800
Less amounts due within one year	(96,358)	(49,525)

Total long-term debt	$1,153,001	$301,275

On June 13, 2005, the Company entered into a five year, unsecured syndicated credit agreement with fifteen banks as lenders for a revolving line of credit with a borrowing limit of $600,000,000 which was increased to $700,000,000 effective April 3, 2006. To complete the acquisition of EMJ, the Company entered into amendments to its credit facility and private placement notes to allow for the assumption of all obligations under EMJ’s 9 3/4% senior secured notes, due 2012, in the total principal amount of approximately $250,000,000, as well as approximately $2,900,000 of other existing debt. The first call date on the senior secured notes is June 1, 2007 at 104.875% of the face value. The EMJ notes include a change of control provision that allowed the noteholders to

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
put their notes to the Company at 101% of the face value. Only $5,000 of the senior secured notes were put back to the Company and paid subsequent to the acquisition of EMJ. Furthermore, in connection with the acquisition of Yarde Metals, on July 31, 2006, the Company entered into a $100,000,000, 364-day, unsecured credit facility with its lead bank with substantially the same terms and conditions as the Company’s syndicated credit facility.
At September 30, 2006, the Company had $15,036,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $34,964,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at September 30, 2006.
The Company has $322,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.10% and have an average remaining life of 3.8 years, maturing from 2006 to 2013.
The $700,000,000 syndicated credit agreement, the $100,000,000 short-term credit facility and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include certain restrictions on the amount of cash dividends the Company may pay, among other things. Furthermore, the EMJ senior secured notes are secured by EMJ’s real property and contain certain covenants which limit, at the EMJ level, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates.
On October 12, 2006, the Company launched a cash tender offer to purchase any and all of EMJ’s outstanding 9 3/4% senior secured notes and a related consent solicitation to amend the indenture governing the notes to eliminate substantially all of the restrictive covenants and security interests in EMJ’s assets. The Company expects to fund the tender with proceeds of a new, increased, five-year unsecured credit facility of approximately $1,000,000,000 that would replace the existing $700,000,000 syndicated facility and the $100,000,000 short-term line of credit. See Note 11, Subsequent Events, for further discussion.
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
In connection with the EMJ acquisition, the Company issued 4,481,134 (8,962,268 post-split) shares of common stock valued at approximately $358,492,000. In June 2006, the Company contributed 39,144 (78,288 post-split) shares to the EMJ Retirement Savings Plan valued at approximately $2,830,000, and the Company has a remaining obligation to contribute to a phantom stock plan supplementing the EMJ Retirement Savings Plan the cash equivalent of 85,016 (170,032 post-split) shares (see Note 3). Additionally, during the nine months ended September 30, 2006, the Company issued 98,595 (197,190 post-split) shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $2,852,000. Also, 2,601 (5,202 post-split) shares of common stock valued at approximately $222,000 were issued to division managers of the Company in March 2006 under the Key Man Incentive Plan for 2005. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income (loss) for each of the three- and nine-month periods ended September 30, 2006 and 2005, respectively, included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$107,505	$49,437	$279,865	$144,849
Other comprehensive income (loss):
Foreign currency translation income (loss)	198	(901)	1,980	(826)
Minimum pension liability, net of tax	—	—	574	—
Unrealized gain on investments, net of tax	54	30	52	23

Total other comprehensive income (loss)	252	(871)	2,606	(803)

Total comprehensive income	$107,757	$48,566	$282,471	$144,046

Accumulated other comprehensive income included the following:

	September 30, December 31,
	2006	2005
	(In thousands)
Foreign currency translation adjustments	$3,480	$1,500
Unrealized gain on investments, net of tax	181	129
Minimum pension liability, net of tax	(730)	(1,304)

Total accumulated other comprehensive income	$2,931	$325

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $(111,000) and $450,000, respectively, as of September 30, 2006 and $(79,000) and $804,000 respectively, as of December 31, 2005.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Under this transition method, stock based compensation cost recognized for the three and nine months ended September 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006. The stock-based compensation expense recorded in accordance with FAS 123R was $1,624,000 and $4,336,000 for the three and nine months ended September 30, 2006, respectively.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Reported net income	$49,437	$144,849
Stock-based employee compensation cost, net of tax	248	755

Pro forma net income	$49,189	$144,094

Earnings per share from continuing operations:

Basic – reported	$.75	$2.20

Basic – pro forma	$.75	$2.19

Diluted – reported	$.75	$2.19

Diluted – pro forma	$.74	$2.18

Prior to the acquisition of EMJ on April 3, 2006, the Company maintained two stock option plans with outstanding stock options granted to employees and one stock option plan with outstanding stock options granted to non-executive members of the Board of Directors. On May 17, 2006 the employee plan was amended to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 3,000,000 shares to 5,000,000 shares (6,000,000 shares to 10,000,000 shares post-split), and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. In connection with the EMJ acquisition, the Company assumed the EMJ incentive stock option plan and converted the outstanding EMJ options to options to acquire 143,943 (287,886 post-split) shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. The options granted under the EMJ plan and assumed by the Company have 10-year contractual lives. When granting stock options, the Company typically grants non-qualified options with an exercise price equal to market value on the date of grant. These plans are discussed in more detail in Note 8 to the financial statements found in the Company’s December 31, 2005 Annual Report on Form 10-K, and Note 9 to the financial statements found in EMJ’s March 31, 2006 Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock option activity under all the plans, including the EMJ plan assumed by the Company, during the nine months ended September 30, 2006 is as follows (number of shares and exercise prices have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006):

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
Stock Options	Shares	Exercise Price	(In years)	(In thousands)

Outstanding at December 31, 2005	3,159,000	$20.20
Granted	42,000	$43.34
Assumed in acquisition	287,886	$25.13
Exercised	(197,190)	$14.47
Forfeited or expired	(38,854)	$22.87

Outstanding at September 30, 2006	3,252,842	$21.25	6.9	$35,418

Exercisable at September 30, 2006	372,088	$15.23	3.3	$6,293

The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 were $503,000 and $4,904,000, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions (there were no options granted in the three month periods ended September 30, 2006 or 2005, respectively):

	Nine Months Ended
	September 30,
	2006	2005
Weighted average assumptions used:
Risk free interest rate	4.75%	4.25%
Expected life in years	5.8	4
Expected volatility	.38	.27
Expected dividend yield	.46%	.80%
A summary of the status of the Company’s non-vested stock options as of September 30, 2006 and changes during the nine months then ended is as follows:

		Weighted Average Grant
Non-vested Options	Shares	Date Fair Value
Non-vested at December 31, 2005	2,882,750	$5.45
Granted	42,000	$15.79
Assumed in acquisition	199,858	$28.91
Forfeited or expired	(38,854)	$15.69
Vested	(205,000)	$3.73

Non-vested at September 30, 2006	2,880,754	$7.21

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2006, there was $13,292,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 1.5 years.
Proceeds from option exercises under all stock option plans for the three- and nine-month periods ended September 30, 2006 were $320,000 and $2,852,000, respectively. The tax benefit realized from option exercises during the three- and nine-month periods ended September 30, 2006 were $192,000 and $1,784,000 respectively.
9. Employee Benefits
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement pension benefits to key officers of the Company. Separate SERP plans exist for two of the Company’s subsidiaries, each of which provides post-retirement benefits to its respective key employees.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. Additionally, as part of the acquisition of EMJ, the Company assumed the following plans: a) a noncontributory defined benefit pension plan covering substantially all hourly union employees, b) an unfunded supplemental pension plan that provides benefits to certain retired participants which has been frozen to include only existing participants, and c) a defined benefit health care plan that provides post-retirement medical and dental benefits to eligible full time employees and their dependents. The expense associated with each of these plans has been reflected in the Company’s financial statements from April 3, 2006, the date of the acquisition of EMJ.
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended September 30,	2006	2005	2006	2005
Service Cost	$142	$103	$158	$91
Interest Cost	283	216	348	117
Expected return on assets	—	—	(390)	(128)
Amortization of prior service cost	49	49	(17)	(1)
Amortization of net loss (gain)	119	40	(46)	7
Settlement expense	—	—	(6)	—

Net periodic pension cost	$593	$408	$47	$86

	SERP Plans		Defined Benefit Plans
Nine Months Ended September 30,	2006	2005	2006	2005
Service Cost	$425	$309	$525	$273
Interest Cost	841	648	869	352
Expected return on assets	—	—	(905)	(385)
Amortization of prior service cost	147	147	19	(4)
Amortization of net loss	376	119	87	22
Settlement expense	—	—	823	—

Net periodic pension cost	$1,789	$1,223	$1,418	$258

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In addition to the Company’s defined benefit pension plans as noted above, EMJ sponsors a defined benefit health care plan that provides post-retirement medical and dental benefits to eligible full time employees and their dependents (the “Post-retirement Plan”). The Post-retirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Post-retirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over three years.
Components of the net periodic pension expense associated with the Company’s Post-retirement Plan are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$200	$—	$100	$—
Interest Cost	177	—	88	—
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	10	—	(10)	—

Net periodic pension cost	$387	$—	$178	$—

The Company previously disclosed in its financial statements for the year ended December 31, 2005, included in its Annual Report on Form 10-K, that it expected to contribute $1,772,000 to its defined benefit plans in 2006. Additionally, the expected contribution of EMJ to its defined benefit plan was approximately $1,000,000. As of September 30, 2006, contributions of $2,290,000 had been made, $1,000,000 of which was to the EMJ defined benefit plan. The Company also disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 that it terminated one of the defined benefit plans as of that date. All obligations under the terminated plan have been paid.

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
The following table sets forth the computation of basic and diluted earnings per share (number of shares and earnings per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$107,505	$49,437	$279,865	$144,849

Denominator:
Denominator for basic earnings per share from continuing operations:
Weighted average shares	75,452	65,934	72,316	65,777

Effect of dilutive securities:
Stock options	565	398	669	349

Denominator for dilutive earnings per share from continuing operations:
Adjusted weighted average shares and assumed conversions	76,017	66,332	72,985	66,126

Earnings per share from continuing operations – diluted	$1.41	$.75	$3.83	$2.19

Earnings per share from continuing operations – basic	$1.42	$.75	$3.87	$2.20

The computations of earnings per share for the three and nine months ended September 30, 2006 do not include 278,288 and 42,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and nine months ended September 30, 2005.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Subsequent Events
On October 12, 2006, the Company’s subsidiary, EMJ, launched a cash tender offer to purchase any and all of its outstanding 9 3/4% senior secured notes and a related consent solicitation to amend the indenture governing the notes to eliminate substantially all of the restrictive covenants and security interests in EMJ’s assets. The expiration date of the tender offer is November 9, 2006, unless extended or earlier terminated by EMJ. The consent solicitation expired on October 25, 2006, with sufficient notes tendered (approximately $249,700,000 out of total of $249,995,000) to effect the requested amendments upon acceptance of the tendered notes. The tender offer is being made pursuant to the terms set forth in that Offer to Purchase and Consent Solicitation Statement that was filed by the Company with the SEC on a Current Report on Form 8-K on October 16, 2006.
The total consideration for the notes will be $1,069.85 per $1,000 principal amount of the notes. The total consideration includes a $20.00 payment (a “Consent Payment”), payable only in respect of notes that are validly tendered with consents and not withdrawn on or prior to the consent date. Holders who validly tender their notes after the consent date, and on or prior to November 8, 2006, will be eligible to receive only the tender offer consideration. In addition, all holders whose notes are purchased pursuant to the tender offer will be paid accrued and unpaid interest on their purchased notes up to, but not including, the expected settlement date of November 9, 2006. The Company expects to fund the purchase of tendered notes through a new, increased unsecured syndicated credit facility of approximately $1,000,000,000 that the Company is currently in the process of negotiating, that will replace the $700,000,000 and $100,000,000 existing bank credit lines.
On November 2, 2006, the Company announced that it had reached an agreement to acquire Crest Steel Corporation, a metals service center company headquartered in Carson, California, with facilities in Riverside, California and Phoenix, Arizona. The transaction is expected to be finalized in early 2007, subject to the completion of due diligence and regulatory approvals.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three- and nine-month periods ended September 30, 2006 and 2005 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$1,626,208	100.0%	$870,124	100.0%	$4,173,416	100.0%	$2,498,373	100.0%
Gross profit	432,069	26.6	228,728	26.3	1,122,127	26.9	666,899	26.7
S,G&A expenses	224,703	13.8	130,260	15.0	587,018	14.1	375,613	15.0
Depreciation expense	14,793	0.9	10,626	1.2	40,429	1.0	31,426	1.3

Operating profit(1)	$192,573	11.8%	$87,842	10.1%	$494,680	11.9%	$259,860	10.4%

(1) Excludes other income, amortization expense, minority interest expense, interest expense, and income tax expense.
2006 Acquisitions
Acquisition of Yarde Metals, Inc.
On August 1, 2006, we acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut for approximately $100 million plus the assumption of approximately $102 million of Yarde Metals’ outstanding debt. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde Metals has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metals’ net sales for the fiscal year ended June 30, 2006 were approximately $385 million. Yarde Metals now operates as a wholly-owned subsidiary of Reliance. The purchase price allocation for this acquisition has not been finalized, pending the completion of valuations of acquired tangible and intangible assets by third-party valuation specialists.
Acquisition of Earle M. Jorgensen Company
On April 3, 2006 we acquired Earle M. Jorgensen Company (“EMJ”). The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt, net of cash acquired. We paid $6.50 in cash and issued .0892 (.1784 post-split) of a share of Reliance common stock for each outstanding share of EMJ common stock.
At closing, we issued approximately 4.5 million (9.0 million post-split) shares of our common stock, including shares to be issued upon exercise of stock options assumed, valued at about $360.5 million. The cash portion, which included the cash out of certain EMJ stock options and transaction costs, of approximately $368.9 million was financed under our existing syndicated credit facility. We also assumed approximately $252.9 million of EMJ’s debt. EMJ now operates as a wholly-owned subsidiary of Reliance. Additionally, upon closing of the transaction, our syndicated credit facility was increased to $700 million.
EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. EMJ inventories more than 25,000 different bar, tubing, plate, and various other metal products, specializing in cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. EMJ’s net sales for the twelve months ended March 31, 2006 were approximately $1.8 billion.

Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., our wholly owned subsidiary, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with facilities in Perrysburg, Ohio; Eldridge, Iowa and Portage, Indiana. The Flat Rock facility in Perrysburg, Ohio began operating as a Precision Strip location immediately after the acquisition date. The Portage, Indiana location became operational in September 2006. In July 2006, Precision Strip made a decision to close the Eldridge, Iowa facility. Costs associated with the closure are minimal. Both Perrysburg, Ohio and Portage, Indiana locations process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal.
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
The acquisitions of Yarde Metals, EMJ, Flat Rock, Everest Metals, and American Steel have been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of September 30, 2006 for Yarde Metals.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
In the three months ended September 30, 2006, our consolidated net sales increased 86.9% to $1.63 billion, compared to $870.1 million for the three months ended September 30, 2005. This includes a 42.8% increase in our tons sold and a 33.0% increase in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip). Our 2006 acquisitions contributed significantly to the increase in our 2006 third quarter sales levels. Same-store sales, which exclude the sales of our 2005 and 2006 acquisitions, were $967.7 million in the 2006 third quarter, up 19.4% from the 2005 third quarter, with a 2.3% increase in our tons sold and a 17.5% increase in our average selling price per ton sold.
Our tons sold increased due to the additional volume from our 2006 acquisitions and due to improved demand in most markets that we serve compared to the 2005 period. Our average selling price per ton sold increased mainly because of the change in product mix from our 2006 acquisitions along with increased costs for most of our products in 2006, especially aluminum and stainless steel products.
Total gross profit increased 88.9% to $432.1 million for the third quarter of 2006 compared to $228.7 million in the third quarter of 2005. This increase is mainly due to the additional gross profit from our 2006 acquisitions. Gross profit as a percentage of sales in the 2006 third quarter was 26.6%, compared to 26.3% in the 2005 third quarter. Our gross profit margins have remained fairly stable, with some shifts due to our 2006 acquisitions and the impact of higher costs on our LIFO expense. In the 2006 third quarter, LIFO expense was $33.3 million compared to $4.0 million of LIFO expense in the 2005 third quarter. Our 2006 LIFO expense increased mainly because of continued

significant increases in costs for stainless steel products along with changes in product mix. LIFO expense is included in our cost of sales.
Warehouse, delivery, selling, general and administrative (“S,G&A”) expenses increased $94.4 million or 72.5% compared to the 2005 third quarter due mainly to the additional expenses of our 2006 acquisitions, as well as additional expenses from increased sales levels. S,G&A expenses as a percentage of sales for the 2006 third quarter were 13.8%, down from 15.0% for the 2005 third quarter. The decline as a percent of sales is mainly due to our increased selling prices in the 2006 third quarter and our effective expense control.
Depreciation expense in the 2006 third quarter was $14.8 million compared to $10.6 million in the 2005 third quarter. The increase was mostly due to the additional depreciation expense from our 2006 acquisitions and depreciation on new assets placed in service during the fourth quarter of 2005 and throughout 2006.
Operating profit in the 2006 third quarter was $192.6 million, or 11.8%, compared to $87.8 million, or 10.1%, in the 2005 third quarter. The improvement is mainly due to the increased gross profit margins and dollars along with our effective expense control.
Interest expense was $19.4 million in the 2006 third quarter, up from $6.8 million in the 2005 third quarter. The increase was mainly due to our additional borrowings to fund our 2006 acquisitions, and higher interest rates for the $250 million of EMJ 9 3/4% senior secured notes.
Our effective income tax rate for the 2006 and 2005 third quarters was 38.0%. Our 2005 full year tax rate was 38.3% and our current estimate of the 2006 full year tax rate is 38.0%. The decrease in the projected annual effective tax rate was primarily due to the acquisition of EMJ.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Our 2006 nine-month consolidated sales of $4.17 billion were up 67.0% from the 2005 nine-month period. This includes a 46.7% increase in tons sold and a 15.6% increase in our average selling price per ton sold. Same-store sales were $2.84 billion in the 2006 nine-month period, up 16.3% from the 2005 nine-month period, with a 7.8% increase in our tons sold and an 8.6% increase in our average selling price per ton sold. Our 2005 and 2006 acquisitions contributed significantly to the increase in our 2006 sales levels. Our tons sold also improved due to increased customer demand in the 2006 period, especially for non-residential construction and aerospace products.
Total gross profit increased 68.3% to $1.12 billion for the 2006 nine-month period compared to $666.9 million in the 2005 nine-month period. This increase is mainly due to the additional gross profit from our 2005 and 2006 acquisitions. Gross profit as a percentage of sales in the 2006 nine-month period was 26.9%, compared to 26.7% in the 2005 nine-month period. In the 2006 nine-month period, LIFO expense was $56.3 million compared to $16.5 million of LIFO expense in the 2005 nine-month period, mainly because of increased costs for most products in 2006 as compared to 2005, with the most significant increases in stainless steel products.
In the 2006 nine-month period our S,G&A expenses increased $211.4 million, or 56.3%, compared to 2005, due mainly to the additional expenses of the companies that we acquired in 2005 and 2006 and additional expenses from our increased sales levels. Our expenses as a percent of sales in the 2006 nine-month period were 14.1% compared to 15.0% in the 2005 nine-month period. The decline as a percent of sales is mainly due to our increased selling prices in 2006 and our effective expense control.
Depreciation expense for the 2006 nine-month period was $40.4 million compared to $31.4 million in the 2005 nine-month period. The increase was mostly due to the additional depreciation expense from our 2005 and 2006 acquisitions, along with depreciation on new assets placed in service during the fourth quarter of 2005 and throughout 2006. Amortization expense increased $1.3 million in the 2006 nine-month period primarily due to the additional amortization expense from our 2005 and 2006 acquisitions.
Our 2006 nine-month operating profit was $494.7 million, resulting in an operating profit margin of 11.9%, compared to $259.9 million, or a 10.4% operating profit margin in the same period of 2005. Our higher sales levels and gross profit margins provided increased gross profit dollars in 2006 which, combined with our effective expense control, increased our operating profits.
Interest expense for the 2006 nine-month period increased $22.7 million primarily due to our increased borrowings during 2006 to fund our 2006 acquisitions, along with higher interest rates on the EMJ 9 3/4% senior secured notes.
Minority interest expense decreased $6.0 million in the 2006 nine-month period compared to the 2005 nine-month period mainly due to our purchase of the remaining 49.5% minority interest in American Steel, L.L.C. Effective January 3, 2006, we now own 100% of American Steel. Because of this change in ownership, we no longer record minority interest expense for American Steel. Our 2006 minority interest expense consists of the net income for the approximately 3% of Valex Corp. and the 1% of Valex Korea that we do not own, and also for the 30% of Everest Metals that we do not own.
Our 2006 nine-month period effective income tax rate was 38.0%, consistent with our rate in the same nine-month period in 2005. The full-year 2005 tax rate was 38.3% and our current estimate of the 2006 full year tax rate is 38.0%. The decrease in the projected annual effective tax rate was primarily due to the acquisition of EMJ.
Liquidity and Capital Resources
At September 30, 2006, our working capital was $1.15 billion compared to $513.5 million at December 31, 2005. Our 2006 acquisitions contributed significantly to the increase. Excluding the initial effect of acquisitions, the increase in working capital is mainly due to an increase in our accounts receivable of $130.3 million and an increase in our inventory of $172.7 million, resulting from improved sales levels.
To manage our working capital, we focus on our number of days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of September 30, 2006, our days sales outstanding were approximately 40 days, consistent with the December 31, 2005 rate. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at September 30, 2006 was about 4.6 times, down from 5.7 times during 2005, but still at a level well above the industry average. Excluding the effect of EMJ and Yarde Metals, our inventory turn for the 2006 nine-month period was 5.2 times.
Our working capital needs increased during the quarter due to strong demand levels and increased costs, however our strong profit levels provided net cash flow from operations of $88.7 million in the 2006 third quarter. For the 2006 nine-month period, our cash flow from operations was $11.5 million, compared to $165.2 million in the 2005 nine-month period.
Our outstanding debt (including capital lease obligations) at September 30, 2006 was $1.26 billion, up from $356.9 million at 2005 year-end, mainly due to the financing of our 2006 acquisitions. At September 30, 2006, we had $600 million borrowed on our $700 million revolving line of credit, which includes $25 million to pay down a private placement note that matured on January 2, 2006. We also had $50 million borrowed on our $100 million short-term line that we put in place on July 31, 2006 to help fund the Yarde Metals acquisition and to allow room for continued growth. Our net debt-to-total capital ratio was 42.4% at September 30, 2006, up from our year-end 2005 rate of 23.8% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). On October 15, 2006, we paid down a $24 million private placement note that matured with funds from our $700 million line of credit.
In the first nine months of 2006 we used our borrowings and cash flow to fund our increased working capital needs, capital expenditures of approximately $84.7 million and acquisitions of approximately $559.4 million. The acquisitions include the purchase of the remaining interest in American Steel, the purchase of the assets and business of Flat Rock, the purchase of Everest Metals through our 70% interest in Reliance Pan Pacific, the cash portion of the purchase of EMJ, and the purchase of Yarde Metals. Our September 30, 2006 financial statements include preliminary purchase price allocations for the Yarde Metals transaction.

On April 3, 2006, we completed our acquisition of EMJ with a transaction value of approximately $984 million. We funded the purchase with $368.9 million of cash through our credit facility and issued approximately 4.5 million (9.0 million post-split) shares of our common stock at a value of $360.5 million in equity. We assumed approximately $252.9 million of EMJ’s debt, $250 million of which is senior secured notes that become due in 2012. The first call date is June 1, 2007 at 104.875% of face value. The cash portion of the purchase included the cash out of certain EMJ stock option holders for consideration of approximately $29.5 million. We also assumed an EMJ stock option plan with options to purchase 143,973 (287,886 post-split) Reliance shares and an EMJ obligation to contribute 129,003 (258,006 post-split) shares of our common stock to an EMJ retirement plan. We contributed 39,144 (78,288 post-split) shares to the plan during 2006 and paid out $0.4 million in lieu of 4,843 (9,686 post-split) shares. At September 30, 2006 the remaining obligation consisted of the cash equivalent of 85,016 (170,032 post-split) shares of Reliance common stock to be contributed to a phantom stock plan supplementing the EMJ retirement plan.
We obtained amendments from our bank group and private placement note holders to assume the EMJ secured debt. The EMJ indenture included a change-of-control provision that allowed the note holders to put their notes to EMJ at 101% of face value. We increased our syndicated credit facility from $600 million to $700 million upon closing of the EMJ transaction to provide adequate financing if the note holders were to all put their notes to EMJ. Under the change of control provision, $5,000 of notes were tendered and redeemed in May 2006.
On October 12, 2006, our subsidiary EMJ launched a cash tender offer to purchase any and all of its outstanding 9 3/4% senior secured notes and a related consent solicitation to amend the indenture governing the notes to eliminate substantially all of the restrictive covenants and security interests in EMJ’s assets. The expiration date is November 9, 2006, unless extended or earlier terminated by EMJ. The consent solicitation expired on October 25, 2006, with sufficient notes tendered (approximately $249.7 million out of total of $250 million) to effect the requested amendments upon EMJ’s acceptance of the tendered notes. The tender offer is being made pursuant to the terms set forth in that Offer to Purchase and Consent Solicitation Statement that we filed with the SEC on a Current Report on Form 8-K on October 16, 2006.
The total consideration for the notes will be $1,069.85 per $1,000 principal amount of the notes. The total consideration includes a $20.00 payment (a “Consent Payment”), payable only in respect of notes that are validly tendered with consents and not withdrawn on or prior to the consent date. Holders who validly tender their notes after the consent date, and on or prior to November 8, 2006, will be eligible to receive only the tender offer consideration. In addition, all holders whose notes are purchased pursuant to the tender offer will be paid accrued and unpaid interest on their purchased notes up to, but not including, the expected settlement date of November 9, 2006. We expect to fund the purchase of tendered notes through a new, increased unsecured syndicated credit facility of approximately $1 billion that the Company is currently in the process of raising, that will replace the $700 million and $100 million existing bank credit lines.
On May 17, 2006 our Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend on our common stock and a 20% increase in the dividend rate. The common stock split was effected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006. We did not repurchase any shares of our common stock during the 2006 nine-month period.
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
We anticipate that funds generated from operations and funds available under our combined $800 million credit facilities will be sufficient to meet our working capital and capital expenditure needs in the near term. However, we are in the process of increasing our credit facility to allow us to finance the tender of the EMJ senior secured notes, for future acquisitions, to provide for working capital and for general corporate purposes.
Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of September 30, 2006. The material developments in our contractual obligations from December 31, 2005 included in our Annual Report on Form 10-K are primarily related to the acquisitions of EMJ and Yarde Metals, which accounted for the majority of the increase in our long-term debt and operating lease obligations.
Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Year
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations(1)	$1,229,258	$96,358	$68,505	$738,500	$325,895
Capital Lease Obligations	6,752	780	1,560	1,560	2,852
Operating Lease Obligations	188,315	35,456	52,325	35,746	64,788
Purchase Obligations –Other (2)	5,397	3,026	2,002	160	209
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	36,902	2,078	11,798	7,089	15,937

Total	$1,466,624	$137,698	$136,190	$783,055	$409,681

(1)	Amounts include principal payments only and do not include amounts expected to be refinanced. See Note 6 of the Unaudited Consolidated Financial Statements for information regarding interest rates, payment dates and expected refinancing.

(2)	The majority of our material purchases are completed within 30 to 120 days and therefore are not included in this table.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next ten years. These amounts are limited to the information provided by our actuaries.
Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on our Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. Our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time horizons. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of goods and services are not included in the table above.
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

Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $759.7 million at September 30, 2006, or approximately 20.4% of total assets, or 45.4% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2005 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of September 30, 2006.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2005 Annual Report on Form 10-K. We do not believe that any of our acquisitions completed during 2006 or new accounting standards implemented during 2006 changed our critical accounting policies.
New Accounting Pronouncements
See Notes to Consolidated Financial Statements for disclosure on new accounting pronouncements.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s December 31, 2005 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.
The material change regarding the Company’s market risk position from the information provided in our December 31, 2005 Annual Report on Form 10-K is related to our increased outstanding borrowings at variable rates on our $800 million combined credit facilities incurred in connection with our 2006 acquisitions. The outstanding balance on our variable rate credit facilities amounted to $650 million at September 30, 2006 compared to no borrowings outstanding as of December 31, 2005. Market risk related to the Company’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. Based on $650 million of variable-rate debt outstanding on our combined credit facilities as of September 30, 2006, a hypothetical one percentage point increase in interest rates would result in a $6.5 million decrease in our annual pretax income.

Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective.
On August 1, 2006, the Company acquired Yarde Metals. In accordance with SEC regulations, management has elected to exclude Yarde Metals from its 2006 assessment of and report on internal control over financial reporting. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2006.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K.

PART II — OTHER INFORMATION
Item 6. Exhibits
2.1	Stock Purchase Agreement dated as of July 5, 2006 by and among the Registrant, RSAC Management Corp., Yarde Metals, Inc., Craig F. Yarde, Bruce Yarde, Tracy Yarde Smith and Craig F. Yarde, as Trustee of the Bruce R. Yarde Irrevocable Trust (Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, dated September 5, 2006).

10.1	Credit Agreement dated as of July 31, 2006 by and among Registrant and Bank of America, N.A. (Incorporated by reference to Exhibit 10.0 to Registrant’s Form 8-K, dated September 5, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: November 3, 2006	By:	/s/ David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/ Karla Lewis

Karla Lewis
Executive Vice President and Chief Financial Officer