Form 10-K
period 2006-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2007-03-01
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2006 was $3,014,507,619.
     As of January 31, 2007, 75,849,932 shares of the registrant’s common stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2007 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

  i

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “potential” and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. These factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements. As you read and consider this Annual Report and the documents incorporated by reference, you should carefully understand that the forward-looking statements are not guarantees of performance or results.
     All future written and oral forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by the federal securities laws.
     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in “Risk Factors” may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:
•	The interest rates on our debt could change. The interest rates on our variable rate debt increased steadily during 2005 and 2006 and these rates may continue to increase through 2007.

•	Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations, which have grown as a percentage of our total operations.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could also have a severe negative impact on our gross profit.

•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2001, 2002 and 2003. This could occur in future periods.

•	We operate in a very competitive industry and increased competition could reduce our gross profit margins and net income.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business.

•	Our acquisitions might fail to perform as we anticipate. This could result in an impairment charge to write off some or all of the goodwill for that entity. Acquisitions may also result in our becoming responsible for unforeseen liabilities that may adversely affect our financial condition and liquidity. If our acquisitions do not perform as anticipated, our operating results also may be adversely affected.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.
  ii

•	We may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative impact on the market price of our common stock or the ratings of our debt.

•	If existing shareholders sell their shares, the market price of our common stock could decline.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may adversely impact your rights as a shareholder.
     The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements and review carefully the section captioned “Risk Factors” in this Annual Report on Form 10-K for a more complete discussion of the risks of an investment in the stock.
This Annual Report on Form 10-K includes trademarks, trade names and service marks of the Company and its subsidiaries.
  iii

PART I
Item 1. Business
     We are one of the largest metals service center companies in the United States. Our network of 27 divisions, 25 operating subsidiaries and a 70%-owned company operates more than 180 locations in 37 states, Belgium, Canada, China and South Korea. Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. In addition to being diversified by product and customers, we are geographically diversified. We deliver products from facilities located across the United States. One of our subsidiaries has an international location in South Korea that serves the Asian semiconductor market. Another subsidiary has a metals service center in Belgium to service the European aerospace market. On March 1, 2006, our 70%-owned joint venture company, based in Singapore, acquired a metals service center company in China that mainly serves the electronics industry in China. We also entered the Canadian market in April 2006 through an acquisition and expanded our presence in Canada as a result of another acquisition in February 2007.
     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. We believe that our geographic, customer and product diversification also makes us less vulnerable to regional or industry specific economic volatility. Following the economic recession in 2001, 2002 and 2003, our industry experienced a broad-based significant and unprecedented upturn in 2004 that continued for many of our products throughout 2005 and 2006. In 2006, we achieved our highest ever levels of net sales of $5.74 billion and net income of $354.5 million.
Industry Overview
     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate steel processor. Service centers comprise the largest single customer group for North American mills, buying and reselling about 30% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the U.S. and Canada each year (Purchasing magazine, May 2006).
     In May 2006, the magazine Purchasing also reported that the North American (U.S. and Canada) metals distribution industry was estimated to have generated record revenues of about $115 billion in 2005 (the latest year for which such information is available), up from $85 billion in 2004, with the increase being due to a revived metalworking economy that boosted the nation’s need for metals and increased prices for steel and nonferrous metals.
     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to Purchasing, the number of intermediate steel processors and metal center facilities in North America has decreased from approximately 7,000 locations in 1980 to approximately 3,500 locations operated by more than 1,300 companies in 2003. This consolidation trend creates opportunities for us to make acquisitions.
     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers. In 2002 and 2003, it was more difficult for our industry to pass through price increases of certain carbon steel products as the increased costs resulted from supply constraints rather than customer demand, which is more typical. In 2004, these dynamics changed significantly as domestic mill shutdowns and increased global demand limited availability of several carbon steel products. This limited supply, along with somewhat improved U.S. demand, allowed service centers to increase their selling prices and pass these costs on to their customers. In 2005, although supply was not as limited as in 2004 and carbon steel prices had declined from 2004 levels, the consolidation at the carbon steel mill level resulted in a more stable pricing environment for carbon steel products. Demand and pricing for carbon steel products improved near the end of 2005 with this improvement continuing through most of 2006. Demand remained strong across most end markets in 2006, with the exception of the domestic auto market, although our exposure to this market is very limited. For the most part, pricing increased through the first nine months of 2006 but declined somewhat in the fourth quarter due to lower demand for some products and increased imports to the U.S. that resulted in higher inventory levels at distributors. Certain domestic mills reduced capacity in early 2007 which resulted in somewhat improved pricing. Aluminum and stainless steel pricing rose throughout 2005, with significant and rapid price and demand increases for aerospace-related products during 2005. In 2006, the prices of aluminum products, excluding specialty aerospace products, increased somewhat and were fairly steady at high levels. The prices of aerospace related aluminum products continued to increase in 2006, but at a slower rate than in 2005. In 2006, the prices of stainless steel products increased significantly to record levels, primarily due to increased nickel surcharges resulting from global nickel shortages. We expect that stainless steel prices will decline in the future if supply increases or demand declines, but we are uncertain as to when this may occur or how significant price declines may be. A rapid and significant decline could negatively impact our results of operations. We believe that service centers, like Reliance, with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.
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
     In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In 2003, we acquired a company that processes metal for a fee without taking ownership of the metal. In the past twelve months we have expanded our geographic and product base significantly through our acquisitions. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We currently operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co	2	Carbon steel
Engbar Pipe & Steel Co	1	Carbon steel bars, pipe and tubing
MetalCenter	1	Flat-rolled aluminum and stainless steel
Olympic Metals	1	Aluminum, brass, copper and stainless steel
Reliance Metalcenter	9	Variety of carbon steel and non-ferrous metal products
Reliance Steel Company	2	Carbon steel
Tube Service Co	6	Specialty tubing
Allegheny Steel Distributors, Inc.	1	Carbon steel
Aluminum and Stainless, Inc.	2	Aluminum sheet, plate and bar
American Metals Corporation	3	Carbon steel
American Steel, L.L.C.	2	Carbon steel
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals Europe S.P.R.L	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Structural steel
IMS Steel	1	Structural steel
Chapel Steel Corp.	5	Carbon steel plate

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Chatham Steel Corporation	5	Full-line service centers
Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structurals
Durrett Sheppard Steel Co., Inc.	1	Carbon steel plate, bar and structurals
Earle M. Jorgensen Company
Earle M. Jorgensen	33	Specialty bar and tubing
Earle M. Jorgensen (Canada) Inc.	5	Specialty bar and tubing
Steel Bar.	1	Carbon steel bars and tubing
Everest Metals (Suzhou) Co., Ltd.	1	Aluminum Plate and Bar
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company.	3	Full-line service centers
Custom Fabricating Co.	1	Tool and alloy steels
Good Metals Company	1	Plate and flat-rolled carbon steel
Hagerty Steel & Aluminum Company	1	Metal fabrication
Lusk Metals .	1	Precision cut aluminum plate and aluminum sheet and extrusions
Pacific Metal Company	7	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	7	Carbon steel structurals and plate
Phoenix Corporation
Phoenix Metals Company	7	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Strip, Inc.	10	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
RSAC Canada Limited
Encore Coils	4	Flat-rolled carbon steel
Encore Metals	4	Stainless and alloy bar, plate and tube
Encore Metals (USA) Inc.	3	Stainless and alloy bar, plate and tube
Team Tube Canada	6	Alloy and carbon steel tubing
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and alloy specialty steels
United Alloys Aircraft Metals	1	Titanium products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-line service centers
Athens Steel	1	Carbon steel structurals, flat-rolled and ornamental iron
East Tennessee Steel Supply	1	Carbon steel plate, bar and structurals
Georgia Steel Supply Company	1	Full-line service center
Industrial Metals and Surplus, Inc.	1	Carbon steel structurals, flat-rolled and ornamental iron
Toma Metals, Inc.	1	Stainless steel sheet and coil
Valex Corp.
Valex	2	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd.	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled carbon steel
Yarde Metals, Inc.	7	Stainless steel and aluminum plate, rod and bar
     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. In connection with approximately 40% of our sales orders in 2006, we performed metals processing services, or first-stage processing, before distributing the product to manufacturers and other end-users, often within 24 hours from receipt of an order, if the order does not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2006, we handled approximately 17,275 transactions per business day, with an average price of approximately $1,320 per transaction. Our net sales were $5.74 billion for the 2006 year. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large public metals service center companies and allows us to generate higher profits than those companies.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. In 2006, we significantly increased the size of our company through acquisitions, primarily as a result of the Earle M. Jorgensen Company and Yarde Metals, Inc. acquisitions. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.
Acquisitions
     On August 1, 2006 we acquired Yarde Metals, Inc., a metals service center company headquartered in Southington, Connecticut. We paid $100 million in cash for all of the outstanding common stock of Yarde Metals and assumed approximately $101 million of its net debt. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde’s net sales for the five months ended December 31, 2006 were approximately $181.7 million.
     On April 3, 2006 we completed the acquisition of Earle M. Jorgensen Company (“EMJ”) which was our first acquisition of a public company. EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt. We paid $6.50 in cash and issued .1784 of a share (split adjusted) of Reliance common stock for each share of EMJ common stock outstanding. This also was the first acquisition where we used our stock as consideration. EMJ’s net sales for the nine months ended December 31, 2006 were approximately $1.45 billion.
     On March 27, 2006, through Precision Strip, Inc. (“Precision Strip”), a wholly-owned subsidiary, we completed the acquisition of certain assets and business of Flat Rock Metal Processing, LLC. (“Flat Rock”). The Flat Rock toll processing businesses in Perrysburg, Ohio and Portage, Indiana, are operated by Precision Strip.
     In January 2006, we purchased the remaining 49.5% of American Steel, L.L.C. From its inception on July 1, 1995 through April 30, 2002, we owned a 50% interest in the Membership Units of American Steel, which operates metals service centers in Portland, Oregon and Kent, Washington and processes and distributes primarily carbon steel products. We retained operating control over the assets and operations of American Steel. American Industries, Inc. owned the other 50% interest. Effective May 1, 2002, we increased our ownership to 50.5% of the outstanding Membership Units of American Steel and began consolidating its financial results. We purchased American Industries’ 49.5% interest on January 3, 2006 and eliminated the related minority interest expense.
     In October 2005, we formed Reliance Pan Pacific Pte., Ltd. (“RPP”) with our joint venture partner Manufacturing Network Pte. Ltd. (“MNPL”). We own 70% of RPP and MNPL owns the remaining 30%. On March 1, 2006, RPP acquired 100% of the outstanding equity interest in Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company near Shanghai, People’s Republic of China. Everest Metals was previously wholly owned by MNPL. Everest Metals sells aluminum products to the Chinese electronics market and had sales for the ten months ended December 31, 2006 of approximately $5.8 million.
     On July 1, 2005, we acquired all of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), Pennsylvania; Bourbonnais (Chicago), Illinois; Houston, Texas; Birmingham, Alabama; and Portland, Oregon. Chapel Steel also warehouses and distributes its products in Cincinnati, Ohio and Hamilton, Ontario, Canada. Chapel Steel is headquartered in Spring House (Philadelphia), Pennsylvania. We paid approximately $94.2 million in cash for the equity of Chapel Steel and assumed approximately $16.8 million of Chapel Steel’s debt. Chapel Steel’s net sales for 2006 were approximately $341.9 million.
Recent Developments
     As of February 1, 2007 we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund managed by HSBC Capital (Canada) Inc. of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its 17 facilities located mainly in Western Canada. Encore’s unaudited net sales for the year ended December 31, 2006 were approximately C$259 million. We acquired the Encore Group assets through RSAC Canada Limited, our wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC, its wholly-owned subsidiary.

     On January 2, 2007, we acquired Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s unaudited net sales for the year ended December 31, 2006 were approximately $133 million.
     Also, on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc., based in Chattanooga, Tennessee, acquired Industrial Metals and Surplus, Inc. (“Industrial Metals”) a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals’ unaudited net sales (including Athens Steel) for the twelve months ended December 31, 2006 were approximately $105 million. Athens Steel, Inc. was merged with and into Industrial Metals which now operates as a wholly-owned subsidiary of Siskin. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operation in 2007.
Other Developments
     In 2006, we experienced substantial organic growth by opening new facilities, building or expanding facilities and adding processing equipment. In 2006, Liebovich Bros. opened a new location near Green Bay, Wisconsin to further penetrate that geographic area and expanded its Cedar Rapids, Iowa location. Phoenix Metals Company opened a new location near Philadelphia, Pennsylvania in 2006 as a new entry into that geographic region. Phoenix Metals also relocated an existing operation to a new, larger more efficient facility in Birmingham, Alabama; is building a new facility for its Charlotte, North Carolina operation; and is adding processing equipment in both of these locations to better support its customers in those areas. Allegheny Steel Distributors expanded its Indianola, Pennsylvania facility to make room for additional equipment to help support its increased business. Siskin Steel & Supply Company is expanding its Chattanooga, Tennessee warehouse. Precision Strip is expanding its Talladega, Alabama facility and added processing equipment in its Talladega and Bowling Green, Kentucky locations in 2006. Also in 2006, Toma Metals, Inc. expanded its Johnstown, Pennsylvania facility and Service Steel Aerospace relocated its United Alloys Aircraft Metals division to a larger facility near Los Angeles, California. Earle M. Jorgensen Company opened a satellite location in Lafayette, Louisiana in April 2006 and relocated its Portland, Oregon operation to a new, larger more efficient facility in early 2007. EMJ also expanded its Kansas City facility in 2006. AMI Metals Europe, S.P.R.L., expanded its warehouse facility in Belgium to better service its increased share of the European aerospace business. In 2006, Valex Korea Co., Ltd., a 99%-owned subsidiary of Valex Corp., based near Seoul, South Korea, expanded its facility. The current environment supports strong organic growth and we expect to continue to expand our business in 2007 by continuing to build and expand facilities and add processing equipment.
     Due to the increased size of our company, late in 2006 we recapitalized the Company by issuing $600 million of debt securities, increasing the availability of our credit facility to $1.1 billion, and repurchasing approximately $250 million of outstanding 9.75% senior secured notes of EMJ. These activities lowered our cost of capital and provide for our future growth.
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
Customers
     Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency.
     We have more than 125,000 metals service center customers in various industries. In 2006, no single customer accounted for more than 1.5% of our sales, and approximately 80% of our orders were from repeat customers. Our customers are manufacturers and end-users in the general manufacturing, construction (mainly non-residential), transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services, but not metal, to larger customers, such as mills and original equipment manufacturers (OEM’s), and in larger annual volumes than we have experienced historically. Precision Strip has also indirectly increased our participation in the auto and appliance end markets. Our metals service centers wrote and delivered over 4,095,000 orders during 2006 at an average price of approximately $1,320. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 1,265 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. In 2006, our international presence increased significantly through the Canadian service centers of EMJ. Approximately 5% of our sales were to international customers in 2006, with approximately 62% of these sales to Canadian customers. Approximately 57% of our Canadian sales were made by our EMJ Canada locations. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.
     Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. However, from 2001 through August 2003, we experienced lower sales levels due to a broad-based economic downturn that affected all industries. We experienced lower demand in each successive year from 2000 until September 2003 when we experienced an improvement in our customer demand, as well as pricing, for most of the products we sell. Customer demand levels continued to increase in 2004. In 2005, demand rose for some of our products (primarily those related to aerospace) and for other products was fairly steady with 2004 levels, until late 2005 when we saw significant increases in many markets, especially the non-residential construction market. The improved demand levels continued through 2006, with strength in almost all of our end markets.
     Pricing for carbon steel products increased to record highs in 2004, primarily due to raw material shortages for the mills which increased their costs, and due to reduced supply resulting from the shutdown of some domestic capacity and from increased global demand that reduced the amount of import material available in the U.S. as it was re-routed to strong foreign markets such as China. Although carbon steel prices declined during most of 2005, they rebounded slightly in late 2005 and continued to increase through the first half of 2006, and then prices for certain products began to decline. The range of volatility in carbon steel prices has moderated and pricing is at relatively high levels. Pricing for aluminum and stainless steel products increased steadily throughout 2005 as demand increased, especially for aerospace products. There were significant and rapid increases for both pricing and demand of aerospace products throughout 2005, with increases continuing into 2006 but at a lesser rate than in 2005. Pricing for stainless steel products increased significantly throughout 2006, mainly because of global nickel shortages, and are at historical highs.
     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Midwest region of the United States has become our largest market followed closely by the Southeast region. Although our sales dollars in each of these regions have increased, the percent of total sales in each region has changed due to our growth. California represented 17% of our 2006 sales, which was a significant decrease from 45% of our 1997 sales. The Southeast region of the United States represented 20% of our 2006 sales compared to 18% of our 1997 sales, and the Midwest region, which we entered in 1999 and is now our largest market, represented 23% of our 2006 sales. Our 2006 acquisitions continued our geographic diversification, especially in the Midwest, and facilitated our entry into the Northeast. The geographic breakout of our sales for 2006 was as follows: Midwest – 23%; Southeast – 20%; California – 17%; West/Southwest – 15%; Pacific Northwest – 9%; Mountain – 5%; Mid-Atlantic – 4%; International – 4%; Northeast – 3%.
Suppliers
     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Chaparral Steel Company, IPSCO, Inc., Mittal Steel, Nucor Corporation, Oregon Steel Mills, Steel Dynamics, Inc. and United States Steel Corporation. Allegheny Technologies Incorporated, AK Steel, and North American Stainless supply stainless steel products.

We are a recognized distributor for various major aluminum companies, including Alcoa Inc, Alcan Aluminum Limited, Aleris International, Inc. (formerly Commonwealth Aluminum Corp.) and Kaiser Aluminum Corp.
     During 2001 through 2003, many domestic steel mills entered bankruptcy proceedings and certain of those mills temporarily closed a portion of their production capacity. Beginning in 2003 and continuing into 2004, many of the bankrupt mill facilities were acquired and some production was re-started. Mill pricing for steel products stabilized in mid-2003 mainly because of the consolidation that occurred at the mill level that improved capacity and mill-pricing discipline. Beginning in late 2003, steel mills began to experience significant increases in their raw material costs due to shortages caused by increased global demand. In 2004 they instituted surcharges on top of base price increases and consistently implemented significant increases through most of 2004. In 2005 and 2006, the domestic mills exercised pricing discipline by shutting down excess capacity, when appropriate, which has provided a more stable pricing environment, and at relatively high levels, than our industry has experienced historically. Costs for aluminum and stainless steel products continued to increase steadily throughout 2004 and 2005. Aluminum prices continued to increase somewhat in 2006 and then leveled off at relatively high levels. Costs for specialty aluminum and stainless steel products sold to the aerospace industry increased significantly in 2005 and 2006 due to limited supply caused by strong demand, and due to increased raw material costs. Stainless steel costs increased significantly in 2006, primarily due to the global shortage of nickel that is used in stainless steel production. The nickel shortage is due to various factors, including the closure of mines due to strikes and fires, some of which is expected to be temporary.
     Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals. In 2004, when carbon steel supply was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. Also, mill consolidation has somewhat reduced the number of suppliers. The favorable market conditions being experienced in the U.S. could cause new capacity to be built or could cause foreign mills to increase their exports to the U.S. In 2006, China became a net exporter of metals which caused concern about the impact on the U.S. and other markets. We have not seen a significant disruption in the U.S. market because of this; however, continued and increased imports of Chinese metals into the U.S. market could negatively impact pricing.
Backlog
     Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.
Products and Processing Services
     We provide a wide variety of processing services to meet each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. Flat-rolled carbon steel products are generally the most volatile and competitive products in terms of pricing and account for only about 10% of our 2006 sales. For orders other than those requiring extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our 2006 sales were comprised of the following approximate percentages of products or services:

	•	13%	carbon steel plate
	•	10%	carbon steel tubing
	•	9%	carbon steel bar
	•	7%	carbon steel structurals
	•	5%	galvanized steel sheet and coil
	•	3%	hot rolled steel sheet and coil
	•	2%	cold rolled steel sheet and coil

Carbon		49%

	•	6%	heat-treated aluminum plate
	•	6%	aluminum bar and tube
	•	4%	common alloy aluminum sheet and coil
	•	1%	common alloy aluminum plate
	•	1%	heat-treated aluminum sheet and coil

Aluminum		18%

	•	8%	stainless steel bar and tube
	•	6%	stainless steel sheet and coil
	•	3%	stainless steel plate
	•	1%	electropolished stainless steel tubing and fittings

Stainless		18%

	•	5%	alloy bar and tube
	•	1%	alloy plate, sheet and coil

Alloy		6%

	•	2%	toll processing of aluminum, carbon steel and stainless steel
	•	7%	miscellaneous, including brass, copper and titanium
     We do not depend on any particular customer group or industry because we process a variety of metals. Because of this diversity of product type and material, we believe that we are less exposed to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We also are less dependent on particular suppliers.
     For sheet and coil products, we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .015 and .25 inches thick, and rolled into 3- to 20-ton coils. The size and weight of these coils require specialized equipment to move and process the coils into smaller sizes and various products. Many of the other products that we carry also require specialized equipment. Few of our customers have the capability to process the metal into the desired products.
     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2006, we delivered more than 40% of our orders within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.
     Few metals service centers offer the full scope of processing services and metals that we provide. In 2006, we performed processing services for approximately 40% of our sales orders. Our primary processing services are described below:
•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close-tolerance square or rectangular shapes.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

•	Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment for all ultra high-purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

•	Fabricating includes performing second- and/or third-stage processing per customer specifications, typically to provide a part, casing or kit which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer-specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer-specified component part.

•	Oscillate slitting involves slitting the metal into specified widths and then oscillating the slit coil when it is wound. The oscillated coil winds the strip metal similar to the way fishing line is wound on a reel rather than standard ribbon winding. An oscillate coil can typically hold five to six times more metal than a standard coil, which allows customers to achieve longer production run times by reducing the number of equipment shut-downs to change coils.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Polishing changes the texture of the surface of the metal to specific finishes in accordance with customer specifications.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer-specified lengths, shapes or sizes.

•	Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate.

•	Shearing is the cutting of metal into small, precise square or rectangular pieces.

•	Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

•	Slitting involves cutting metal to specified widths along the length of the coil.

•	Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

•	Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

•	Welding is the joining of one or more pieces of metal.

•	Wheelabrating, shotblasting and bead-blasting involve pressure blasting metal grid onto carbon steel products to remove rust and scale from the surface.
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
Marketing
     As of year-end 2006, we had approximately 1,300 sales personnel located in 41 states, Belgium, Canada, China, France, South Korea and the United Kingdom that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.
Industry and Market Cycles
     We distribute metal products to our customers in a variety of industries, including construction, manufacturing, transportation, aerospace, energy and semiconductor fabrication. Many of the industries in which our customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. During 2001 and 2002 and until August 2003, all of the industries to which we sell experienced low demand levels due to the poor economic conditions in the U.S. Demand for most of our products improved beginning in September 2003 and the improvement continued through most of 2004 and 2005 for some of our products. In late 2005, we saw improvement in demand for most products that we sell, especially for non-residential construction, which we believe is our largest end market measured by our net sales to this market. The improved demand levels continued through 2006. Our results were significantly impacted by the economic downturn from 2001 through 2003, but reacted positively to the favorable pricing environment that began in 2004 and has continued. This environment, combined with our acquisitions, has resulted in record profitability levels for us in each year since 2004. A significant drop in current pricing levels or demand could result in a negative impact to our financial results. However, if current pricing levels do not change significantly and demand improves, our financial results could be positively impacted.

     The semiconductor fabrication industry, aerospace industry, energy (oil and gas), and truck trailer and rail car industries have historically experienced cycles that may have an impact on our results if they repeat in the future. The semiconductor fabrication industry is highly cyclical in nature and is subject to changes in demand based on, among other things, general economic conditions and industry capacity. There has been a substantial shift in this market, with many U.S. companies moving their semiconductor fabrication operations to Asia. We are participating in the Asian market through our Valex Korea subsidiary.
     In 2003, aerospace demand remained fairly consistent with the low levels experienced in 2002, but in 2004 we experienced steady improvement throughout the year. Aerospace demand, as well as pricing, increased rapidly and significantly throughout 2005. Demand remained strong through 2006 and pricing continued to increase, although at a more moderate rate than in 2005.
     With our acquisition of EMJ in April 2006, we gained exposure to the oil and gas market, which is a volatile industry. Demand and pricing are currently at high levels which has favorably impacted our 2006 financial results. Our acquisition of Encore in early 2007 increases our exposure to the oil and gas industry.
     The heavy truck, truck trailer and rail car industries experienced a substantial slowing in demand beginning in 2000 that continued through 2002, which materially impacted our operations in the Pacific Northwest. We did experience some improvement for short periods during 2003 and saw significant improvements in truck trailer demand throughout 2004 that continued at healthy levels in 2005 and 2006.
     Fluctuations in the cost of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, because of weak demand and overcapacity at the producer level in both domestic and foreign markets in 2001, the costs of most metal products reached their lowest levels experienced in over 20 years. Due to the continued low demand, costs of most metals remained at or near the 2001 levels throughout 2002 and most of 2003. However, costs of carbon steel flat-rolled products increased significantly in the second half of 2002 due to supply constraints as a result of certain producers reducing capacity and government restrictions on foreign imports. These increased costs began to decline slightly near the end of 2002 and early 2003 because of the continued low end-user demand. In the second half of 2003, costs for carbon steel products again increased significantly and rapidly due to improved demand and increased scrap, raw material and energy costs for steel producers. This trend continued through most of 2004 with pricing at all time highs. Increased global demand limited availability of many of these products in the U.S. allowing the significant increases in prices. During the fourth quarter of 2004, increased amounts of import material arrived in the U.S. putting some downward pressure on pricing for carbon steel products. In the first eight months of 2005, there was downward pressure on carbon steel prices which we believe was mainly due to excess inventory in the supply chain. Pricing for carbon steel products improved in late 2005 in part due to increased end user demand. Prices for carbon steel products remained at high levels, and experienced some increases, in 2006, until the latter part of the year when lower demand along with increased imports resulted in high inventory levels at distributors causing pricing pressures. However, pricing remains at strong levels and certain domestic mills reduced capacity in early 2007 and pricing improved somewhat. Costs for aluminum and stainless steel products increased in the second half of 2003 and throughout 2004 and 2005 due to supply constraints and improved customer demand. Aluminum costs increased somewhat in 2006 and have leveled off at relatively high prices. Pricing for aerospace related aluminum, stainless steel and titanium products experienced significant cost increases in 2005 which we believe was due to improved demand and supply constraints that continued into 2006 although the increases were more moderate than in 2005 except for stainless steel products. Stainless steel costs increased significantly in 2006 due to nickel shortages. Overall, most products that we sell are at or near historically high price levels due to supply issues and strong end market demand.
     We have historically been able to pass increases in metal costs on to our customers as costs typically increase due to strong demand. In 2004, supply limitations for carbon steel products allowed us to pass through significant cost increases well in advance of our receipt of the higher cost material, which resulted in significantly higher gross profit margins in 2004, especially in the 2004 second quarter. Our gross profit margins declined somewhat from 2004 levels in 2005 because of declining costs during the first eight months of 2005. Our gross profit margins in 2006 were fairly consistent with 2005 levels until the end of the year when increased supply in the U.S. caused some pressure on pricing. Due to supply limitations in 2005, we were able to increase our selling prices for aerospace products more than our costs increased, raising our 2005 gross profit margins for these products. Our margins on aerospace products continued at strong levels in 2006. We cannot guarantee that the margin between our metal costs and selling prices will remain at the levels experienced during 2006, especially if demand declines or if costs of domestic metals decline due to increased availability or reduced global demand. If metals costs and related selling prices remain at current levels or increase, we should be able to record consistent or increased revenue and gross profit dollars on a consistent volume basis.

Competition
     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported in the May 2003 issue of Purchasing magazine, it is estimated that there were approximately 3,500 intermediate steel processors and metals service center facilities in North America in 2003. Purchasing magazine has identified us as the second largest metals service center company in North America (based upon 2005 revenue). According to the May 2006 issue of the magazine Purchasing, the 2005 revenues for the five largest North American metals service center companies ranged from $2.1 billion to $5.8 billion for total revenues of $16.3 billion, which represents approximately 14% of the estimated $115 billion of total revenue for the metals service center industry in 2005. Reliance’s 2005 sales of $3.4 billion represented approximately 3% of the estimated $115 billion industry total. Because of the significant acquisitions that we have made in 2006, beginning with the second quarter of 2006, we are now the largest North American metals service center company based on quarterly revenues (as reported in SEC filings). We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide, distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of service, our acquisitions and opportunities created by activities of certain of our competitors.
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
     In 2006, 22 divisions and eight subsidiaries of Reliance, at a total of 73 facilities, have maintained ISO 9002 certifications and were certified for ISO 9001-2000, but we do not expect to obtain the certification for any additional facilities at this time. As of December 15, 2003, ISO 9001-2000 replaced ISO 9002. The ISO 9001-2000 quality standard added a matrix to record and review customer satisfaction and reorganized the requirements for the quality standard from 20 elements to eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual and that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that for the types of products and services which most of our facilities provide, very few of our customers require such certification and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allowed our facilities to improve their efficiency and the quality of products and services provided to our customers.
     In addition, our subsidiary Precision Strip maintains ISO/TS 16949:2002 certifications at eight of its ten facilities. The two facilities acquired in 2006 are in the process of becoming ISO/TS 16949:2002 certified. ISO/TS 16949:2002 is an ISO Technical Specification, which aligns existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Quality System Requirements QS-9000 (“QS-9000”) is the common quality standard for automotive suppliers and is based upon the 1994 edition of ISO 9001, with additional requirements specific to the automotive industry. The International Automotive Sector Group is an international ad hoc working group that monitors interpretation issues related to the standard.
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
     Certain of our subsidiaries use other vendor or in-house developed systems to support their operations, including EMJ that has 41 locations. The basic functionality of the software is similar to Stelplan™ but in many instances has been designed specifically for each of their operations with features to accommodate the products that they carry, automated equipment interfaces, or other specialized needs. These systems are included in our internal control testing. A common financial reporting system is used company-wide.
Government Regulation
     Our metals service centers are subject to many foreign, federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. The only hazardous substances that we generally use in our operations are lubricants, cleaning solvents and petroleum for fueling our trucks. We pay state-certified private companies to haul and dispose of our hazardous waste.
     Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and encourage our employees to follow established safety practices. We do not anticipate that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.
Environmental
     Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently investigating and remediating contamination at certain properties we have acquired or that acquired subsidiaries previously owned, but we do not expect that these liabilities would have a material adverse impact on our results of operations. All scrap metal produced by our operations is sold to independent scrap metal companies and we believe is recycled.
Employees
     As of December 31, 2006, we had approximately 8,600 employees. Approximately 15% of the employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with 30 union locals at 34 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. In 2005, we experienced a work stoppage by our drivers at one of our locations, but it did not have a material impact on our operations at that location. This contract expired and the drivers at that location are now non-union employees. We have never experienced a significant work stoppage.
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

Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors. Our business, results of operations and financial condition may be materially adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of this Report.
Risks Related to Our Business and Industry
Our indebtedness could impair our financial condition and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.
     We have substantial debt service obligations. As of December 31, 2006, we had aggregate outstanding indebtedness of approximately $1.1 billion, with a significant increase in 2006 that is attributable to our 2006 acquisitions. This indebtedness could adversely affect us in the following ways:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations or other purposes;

•	some of the interest on debt is, and will continue to be, accrued at variable rates, which may result in higher interest expense in the event of increases in interest rates, which may occur in 2007;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited.
     Our existing debt agreements contain, and our future debt agreements may contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets or other companies or to pay dividends to our shareholders. Our failure to comply with these covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing availability under our credit facility. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
We may not be able to generate sufficient cash flow to meet our existing debt service obligations.
     Our annual debt service obligations until November 8, 2011, when our revolving credit facility is scheduled to mature, will be primarily limited to interest and principal payments on multiple series of privately placed senior notes and our outstanding debt securities with an aggregate principal amount of $898 million, and on borrowings under our $1.1 billion credit facility. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our credit facility when it matures in 2011, our private notes when they mature on various dates between 2007 and 2013, our debt securities when they mature in 2016 and 2036 or our industrial revenue bonds when they mature in 2009 and 2014. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect, however, our inability to generate sufficient cash flow to satisfy our debt obligations, or to timely refinance our obligations on acceptable terms, could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.
The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.
     We purchase large quantities of carbon, alloy and stainless steel, aluminum and other metals, which we sell to a variety of end-users. In 2004 the costs for carbon steel increased significantly and rapidly from historically low levels. Although these costs declined somewhat through mid-2005, the costs increased in the fourth quarter of 2005, with moderate increases in 2006. Overall carbon steel costs remain at relatively high levels. Costs for aluminum products, excluding aerospace-related products, rose steadily in 2004 with continued increases in 2005 and 2006. Costs for stainless steel products rose steadily in 2004 and increased more rapidly in 2005 and 2006. Stainless steel costs are currently at unprecedented high levels, primarily due to the high nickel surcharges resulting from low global nickel supply. Costs for aerospace-related products increased significantly beginning in late 2004 and continued to increase through all of 2005 and into 2006, although at a slower rate than in 2005. We attempt to pass these cost increases on to our customers with higher selling prices but we may not always be able to do so. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.
     We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Our customers typically purchase products from us pursuant to purchase orders and typically do not enter into long-term purchase agreements or arrangements with us. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising prices for metal, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers immediately. In addition, when metal prices decline, customer demand for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results.
Our business could be adversely affected by economic downturns.
     Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operation.
The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased both its consumption and production of metals and metal products. Initially, China’s large and growing demand for metals significantly affected the metals industry by diverting supply to China and contributing to the global increases in metal prices. With China’s increased production of metals, it has recently become a net exporter of certain metals and this has somewhat reduced metal prices both within and outside of China. While this development can affect global pricing, it has yet to have a significant impact on U.S. pricing or the pricing for our products. Any future downturn in China’s general economic conditions or increases in its export of metals could cause a reduction in metal prices globally, which could adversely affect our revenues, gross profit and net income. Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. The decline in the dollar relative to foreign currencies in recent years has resulted in increased prices for metals and metal products in the United States as imported metals have become relatively more expensive. If, in the future, the dollar increases in value relative to foreign currencies, the U.S. market may be more attractive to foreign producers, resulting in increased supply that could cause decreased metal prices and adversely affect our revenues, gross profit and net income.
We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers’ specific industries could negatively impact our revenues, gross profit and net income.
     The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. For example, the general slowing of the economy in 2001, 2002 and 2003 adversely impacted our product sales and pricing. While we have been experiencing significantly improved pricing and healthy demand levels since 2004, this trend may not continue. Changing economic conditions could depress or delay demand for our products, which could adversely affect our revenues, gross profit and net income.
     We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy and transportation industries, including aerospace. The demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times or if there is a limited availability of products through allocation by the mills or otherwise, we may not have sufficient inventory to be able to provide products desired by our customers on a timely basis. In addition, if we are not able to diversify our client base and/or increase sales of products to customers in other industries when one or more of the cyclical industries that we serve is experiencing a decline, our revenues, gross profit and net income may be adversely affected.
We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our revenues, gross profit and net income may decline.
     We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we do and some of which have more established brand names in the local markets that we serve. Accordingly, these competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income.
If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.
     We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Dependence on foreign sources of supply could lead to longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital.
If we do not successfully implement our acquisition growth strategy, our ability to grow our business could be impaired.
     We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we are unlikely to sustain our historical growth rates, and, if we cannot successfully integrate these businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition.
Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions. Risks we may encounter in acquisitions include:

•	the acquired company may not further our business strategy, or we may pay more than it is worth;

•	the acquired company may not perform as anticipated, which could result in an impairment charge or otherwise impact our results of operations;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company which, among other things, may result in a downgrade of our debt ratings;

•	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margins to decline;

•	our relationship with current and new employees, customers and suppliers could be impaired;

•	our due diligence process may fail to identify risks that could negatively impact our financial condition;

•	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, tax positions and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our management’s attention may be diverted by transition or integration issues; and

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.
     These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or a number of acquisitions.
As a decentralized business, we depend on both senior management and our key operating employees; if we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.
     Because of our decentralized operating style, we depend on the efforts of our senior management, including our chief executive officer, David H. Hannah, our president and chief operating officer, Gregg J. Mollins, and our executive vice president and chief financial officer, Karla Lewis, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our officers or employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options that have vested and may also hold common stock in our employee stock ownership plan. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.
We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures.
     We are subject to various foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and exporting laws and regulations for international shipment of our products. Environmental, employee safety and health and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and exporting issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and exporting issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently investigating and remediating contamination in connection with certain properties we have acquired. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.
Our operating results have fluctuated, and are expected to continue fluctuating, depending on the season.
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
Ongoing tax audits may result in additional taxes.
     Reliance and our subsidiaries are undergoing various tax audits. These tax audits could result in additional taxes, plus interest and penalties being assessed against Reliance or any of our subsidiaries and the amounts assessed could be material.
Damage to our computer infrastructure and software systems could harm our business.
     The unavailability of any of our information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of tele-communications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.
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
     The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations. Other factors may include matters discussed in other risk factors and the following factors:
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	developments affecting our Company, our customers or our suppliers;

•	changes in the legal or regulatory environment affecting our business;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	a decline in our credit rating by the rating agencies;

•	the operating and stock performance of other companies that investors may deem comparable;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions.
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
     Florence Neilan, our largest shareholder, through a revocable trust, owns 11% of the outstanding shares of our common stock. She or Thomas W. Gimbel, one of our directors who is trustee of her trust, may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, these shareholders may be influenced by interests that conflict with yours.
We have implemented anti-takeover provisions that may adversely impact your rights as a holder of Reliance common stock.
     Certain provisions in our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our articles of incorporation and bylaws (1) impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings and (2) establish a staggered or classified board of directors. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. In addition, our credit facility and the provisions of our senior private notes and debt securities contain limitations on our ability to enter into change of control transactions.
Risks Related to our Debt Securities
Because our senior debt securities and the related guarantees are not secured and are effectively subordinated to the rights of secured creditors, the debt securities and the related guarantees will be subject to the prior claims of any secured creditors, and if a default occurs, we may not have sufficient funds to fulfill our obligations under the debt securities or the related guarantees.
     Certain risks may be specifically applicable to the holders of our outstanding debt securities. These risks are set forth in that Registration Statement on Form S-4 (No. 333-139790) filed with the Securities and Exchange Commission.
The guarantees may be unenforceable due to fraudulent conveyance statutes and, accordingly, the holders of our debt securities may not have a claim against the subsidiary guarantors.
     The obligations of each subsidiary guarantor under its guarantee will be limited as necessary to prevent that guarantee from constituting a fraudulent conveyance or fraudulent transfer under applicable law. However, a court in some jurisdictions could, under fraudulent conveyance laws, further subordinate or void the guarantee of any subsidiary guarantor if it found that such guarantee was incurred with actual intent to hinder, delay or defraud creditors, or such subsidiary guarantor did not receive fair consideration or reasonably equivalent value for the guarantee and that the subsidiary guarantor was any of the following:

insolvent or rendered insolvent because of the guarantee, engaged in a business or transaction for which its remaining assets constituted unreasonably small capital, or intended to incur, or believed that it would incur, debts beyond its ability to pay such debts at maturity.
     If a court were to void the guarantee of a subsidiary guarantor as the result of a fraudulent conveyance, or hold it unenforceable for any other reason, holders of the notes would cease to have a claim against that subsidiary guarantor on its guarantee and would be creditors solely of Reliance and any other subsidiary guarantor whose guarantee is not voided or held to be unenforceable.
The guarantees will be released under certain circumstances.
     The debt securities will be guaranteed by any subsidiary guarantor for so long as such subsidiary guarantor is a borrower or a guarantor of obligations under our credit agreement and our private notes. In the event that, for any reason, the obligations of any subsidiary guarantor terminate as a borrower or guarantor under our credit agreement and our private notes, that subsidiary guarantor will be deemed released from all of its obligations under the indenture and its guarantee of the notes will terminate. A subsidiary guarantor’s guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to the notes of a series upon legal defeasance of such series or satisfaction and discharge of the indenture as it relates to such series. A subsidiary guarantor’s guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to each series of notes in connection with any sale or other disposition by Reliance of all of the capital stock of that subsidiary guarantor (including by way of merger or consolidation) or other transaction such that after giving effect to such transaction such subsidiary guarantor is no longer a domestic subsidiary of Reliance. If the obligations of any subsidiary guarantor as a guarantor terminate or are released, the risks applicable to our subsidiaries that are not guarantors upon consummation of the offering will also be applicable to such subsidiary guarantor.
We will depend on the receipt of dividends or other intercompany transfers from our subsidiaries to meet our obligations under the notes. Claims of creditors of our subsidiaries may have priority over your claims with respect to the assets and earnings of our subsidiaries.
     We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2006, Reliance and the subsidiary guarantors accounted for approximately $3.5 billion, or 97%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $5.5 billion, or 97%, of our total consolidated revenue for the year ended December 31, 2006.
     In the event of the bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up of Reliance, the holders of our notes may not receive any amounts with respect to the notes until after the payment in full of the claims of creditors of our subsidiaries that are not subsidiary guarantors.
We are permitted to incur more debt, which may intensify the risks associated with our current leverage, including the risk that we will be unable to service our debt.
     Subject to certain limitations, our existing credit facility and private notes permit us to incur additional debt. The indenture governing the notes does not limit the amount of additional debt that we may incur. If we incur additional debt, the risks associated with our leverage, including the risk that we will be unable to service our debt, will increase.
The provisions in the indenture that governs the notes relating to change of control transactions will not necessarily protect the holders of our notes in the event of a highly leveraged transaction.
     The provisions contained in the indenture will not necessarily afford the holders of our notes protection in the event of a highly leveraged transaction that may adversely affect them, including a reorganization, restructuring, merger or other similar transaction involving us. These transactions may not involve a change in voting power or beneficial ownership or, even if they do, may not involve a change of the magnitude required under the definition of change of control repurchase event in the indenture to trigger these provisions, notably, that the transactions are accompanied or followed within 60 days by a downgrade in the rating of the notes. Except in the event of a change of control, the indenture does not contain provisions that permit the holders of the notes to require us to repurchase the notes in the event of a takeover, recapitalization or similar transaction.

Reliance may not be able to repurchase all of the notes upon a change of control repurchase event.
     We will be required to offer to repurchase certain outstanding senior notes upon the occurrence of a change of control repurchase event. We may not have sufficient funds to repurchase the notes in cash at such time or have the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Under the terms of our new credit facility, we are prohibited from repurchasing the notes if we are in default under such credit facility.
There is no prior market for the notes. If one develops, it may not be liquid.
     We do not intend to list our notes on any national securities exchange or to seek their quotation on any automated dealer quotation system. We cannot assure you that any liquid market for our notes will ever develop or be maintained. There can be no assurances as to the ability to sell our notes or the price at which they may be sold. Future trading prices of the notes will depend on many factors, including prevailing interest rates, our financial condition and results of operations, the then-current ratings assigned to the notes and the market for similar securities. Any trading market that develops would be affected by many factors independent of and in addition to the foregoing, including:
•	time remaining to the maturity of the notes;

•	outstanding amount of the notes;

•	the terms related to optional redemption of the notes; and

•	level, direction and volatility of market interest rates generally.
Ratings of our notes may change after issuance and affect the market price and marketability of the notes.
     The notes are rated by Moody’s Investors Service Inc. and Standard & Poor’s. Such ratings are limited in scope, and do not address all material risks relating to an investment in the notes, but rather reflect only the view of each rating agency at the time the rating is issued. An explanation of the significance of such rating may be obtained from such rating agency. There is no assurance that such credit ratings will be issued or remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions. Holders of our notes have no recourse against us or any other parties in the event of a change in or suspension or withdrawal of such ratings. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market price or marketability of the notes. In addition, any decline in the ratings of the notes may make it more difficult for us to raise capital on acceptable terms.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     As of December 31, 2006, we maintained more than 160 metals service center processing and distribution facilities in 37 states, and in Belgium, Canada, China and South Korea, and a sales office in France, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven-day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. Seventy-five of these processing and distribution facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California. Siskin leases a portion of its facilities in Chattanooga, Tennessee, and Liebovich leases a portion of its facilities in Rockford, Illinois. AMI Metals leases its corporate office space in Brentwood, Tennessee. Chapel Steel leases its sales office in Chicago, Illinois and its corporate office in Lower Gwynedd, Pennsylvania. Our international sales office in France is also leased. The lease terms expire at various times through 2026 and the aggregate monthly rent amount is approximately $2.2 million. We own all other properties.
     The following table sets forth certain information with respect to each facility. Any leased portions of owned facilities are not significant and are included in the square footage information following.

FACILITIES AND PLANT SIZE

Location	Plant Size (Sq. ft.)
Alabama:
Birmingham
(Chapel)	98,000	*
(Chatham)	110,000
(EMJ)	80,000
(Phoenix Metals)	73,000
(Siskin)	107,000
Talladega (Precision)	272,000
Arizona:
Phoenix
(Bralco Metals)	46,000
(EMJ)	72,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
Arkansas:
Little Rock (EMJ)	28,000	*
California:
El Cajon (Tube Service)	18,000
Fontana (AMI)	105,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward
(EMJ)	91,000
(Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(EMJ)	319,000
(Reliance Steel Company)	270,000
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Pico Rivera (United)	50,000	*
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Santa Clara (PDM)	61,000
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	87,000
West Sacramento (American Metals)	108,000	*
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(EMJ)	77,000	*
(Engbar)	36,000
(Olympic)	20,000	*
(Tube Service)	21,000	*
Connecticut:
Hartford (EMJ)	33,000	*
Southington (Yarde)	535,000	*
Florida:
Orlando
(Chatham)	127,000
(EMJ)	30,000	*
Tampa (Phoenix Metals)	83,000
Georgia:
Atlanta (Georgia Steel)	88,000
Norcross (Phoenix Metals)	170,000
Savannah (Chatham)	178,000
Idaho:
Boise (Pacific)	40,000	*
Illinois:
Bourbonnais (Chapel)	120,000	*
Chicago (EMJ)	604,000
Franklin Park (Viking)	91,000	*
Peoria (Hagerty)	223,000

Location	Plant Size (Sq. ft.)
Rockford
(Custom Fab)	30,000
(Liebovich)	452,000
Indiana:
Anderson (Precision)	152,000
Indianapolis (EMJ)	225,000
Portage (Precision)	15,000	*
Rockport (Precision)	55,000	*
Iowa:
Cedar Rapids (Liebovich)	52,000
Eldridge (EMJ)	141,000	*
Kansas:
Kansas City (Central Plains)	141,000
Wichita
(AMI)	40,000	*
(Bralco Metals)	45,000	*
(Central Plains)	87,000
Kentucky:
Bowling Green (Precision)	308,000	*
Louisiana:
Lafayette
(A&S)	40,000	*
(EMJ)	65,000
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	250,000
Massachusetts:
Boston (EMJ)	64,000
Michigan:
Detroit (EMJ)	29,000	*
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis
(EMJ)	169,000
(Viking)	122,000
Missouri:
Kansas City (EMJ)	147,000	*
St. Louis
(AMI)	49,000	*
(EMJ)	108,000	*
Montana:
Billings (Pacific)	12,000	*
Nevada:
Las Vegas (PDM)	29,000	*
Sparks (PDM)	44,000
New Hampshire:
Pelham (Yarde)	47,000	*
New Jersey:
East Hanover (Yarde)	26,000	*
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Bralco Metals)	44,000
(Reliance Steel Company)	34,000
New York:
Hauppauge (Yarde)	49,000	*
Rochester (EMJ)	32,000	*
North Carolina:
Charlotte
(EMJ)	175,000
(Phoenix Metals)	41,000
Durham (Chatham)	110,000
Greensboro (EMJ)	43,000	*
High Point (Yarde)	34,000	*
Ohio:
Cincinnati (EMJ)	125,000	*
Cleveland
(EMJ)	200,000
(EMJ)	138,000
Kenton (Precision)	450,000
Massillon (SSA)	27,000
Middletown (Precision)	458,000
Minster (Precision)	417,000
Monroe (Phoenix Metals)	32,000	*

Location	Plant Size (Sq. ft.)
Perrysburg (Precision)	291,000	*
Streetsboro (Yarde)	57,000	*
Tipp City (Precision)	291,000
Oklahoma:
Tulsa (EMJ)	149,000
Oregon:
Eugene (Pacific)	32,000
Medford (Pacific)	5,000	*
Portland
(American Steel)	270,000	*
(Chapel)	52,000	*
(EMJ)	34,000	*
(Pacific)	111,000
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
Pennsylvania:
Allentown (Valex)	8,000	*
Chester Springs (Phoenix Metals)	43,000	*
Indianola (Allegheny)	82,000
Johnstown (Toma Metals)	88,000
Limerick (Yarde)	14,000	*
Philadelphia (EMJ)	27,000	*
Pottstown (Chapel)	127,000	*
Wrightsville (EMJ)	125,000	*
South Carolina:
Columbia (Chatham)	117,000
Spartanburg (Siskin)	96,000
Tennessee:
Chattanooga (Siskin)	386,000
Memphis (EMJ)	57,000	*
Morristown (East Tennessee)	38,000	*
Nashville (Siskin)	117,000
Spring Hill (Phoenix Metals)	66,000
Texas:
Arlington (Reliance Metalcenter)	107,000
Dallas (EMJ)	133,000
Fort Worth (AMI)	75,000	*
Garland (Bralco Metals)	45,000
Houston
(Chapel)	104,000	*
(EMJ)	95,000
(EMJ)	17,000	*
(Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(EMJ)	25,000	*
(Reliance Metalcenter)	105,000
Spanish Fork (PDM)	42,000
Washington:
Auburn (AMI)	27,000	*
Kent
(American Steel)	168,000	*
(Bralco Metals)	48,000	*
Seattle (EMJ)	84,000	*
Spokane
(EMJ)	15,000	*
(Pacific)	49,000
Tacoma (SSA)	26,000	*
Tukwila (Pacific)	76,000
Woodland (PDM)	130,000
Wisconsin:
Kaukauna (Liebovich)	48,000	*

International Distribution Centers
Gosselies, Belgium (AMI Europe)	64,000
Edmonton, Alberta, Canada (EMJ)	26,000	*
North Bay, Ontario, Canada (EMJ)	10,000	*
Toronto, Ontario, Canada (EMJ)	92,000	*
Quebec City, Quebec, Canada (EMJ)	20,000	*
Montreal, Quebec, Canada (EMJ)	83,000	*
Suzhou, China (Everest)	20,000	*
International Manufacturing Facility
Seoul, South Korea (Valex Korea)	85,000

*	Leased. All other facilities owned.

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

	2006		2005
	High	Low	High	Low
First Quarter	$46.96	$31.45	$23.68	$18.15
Second Quarter	$48.77	$33.76	$21.81	$17.52
Third Quarter	$41.83	$29.22	$26.47	$18.76
Fourth Quarter	$40.75	$31.16	$33.32	$24.58
     As of February 15, 2007, there were 271 record holders of our common stock.
     We have paid quarterly cash dividends on our common stock for 47 years. In July 2006, the regular quarterly dividend was increased 20% from $.05 to $.06 per share of common stock. Since July 2004, our quarterly dividend has been increased 100%. In July 2006, we effected a 2:1 stock split in the form of a stock dividend (all share and per share information has been adjusted to reflect this two-for-one stock split). Our Board of Directors has increased the quarterly dividend rate on a periodic basis. In February 2007 the Board again increased the quarterly dividend amount 33% from $.06 to $.08 per share of common stock. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.
     The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2005, we have paid between 5% and 25% of earnings to our shareholders as dividends. In 2003, our dividend payments represented 22% of our earnings due to the low earnings in 2003 as a result of the poor economic conditions. In 2006, our dividend payments represented 5% of earnings.
     The following table sets forth certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/18/06	12/8/06	1/5/07	$.06 per share
7/19/06	8/25/06	9/15/06	$.06 per share
4/19/06	5/26/06	6/16/06	$.05 per share
2/15/06	3/10/06	3/31/06	$.05 per share
10/18/05	12/9/05	1/6/06	$.05 per share
7/20/05	8/12/05	9/2/05	$.05 per share
4/20/05	5/13/05	6/3/05	$.045 per share
2/16/05	3/11/05	4/1/05	$.045 per share
     Although we have not offered any securities for sale in the last three years, we have issued restricted stock on exercise of stock options granted pursuant to the Directors’ Stock Option Plan, as amended, which was approved by shareholders. Proceeds from the exercise of these options were used for working capital. Shares of our common stock were issued only to directors in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Exercise Price	Date of Exercise
15,000	$13.20	11/24/06
3,750	$17.16	7/20/06
15,000	$8.56	5/15/05

     Restricted shares of common stock were also issued under the Key-Man Incentive Plan, which we have maintained since 1965. The recipients of the restricted stock are restricted from trading the shares for a period of two years from the date of the grant. There were no proceeds received from the restricted stock granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
5,202	$42.77	3/1/06
11,164	$22.00	2/21/05

Item 6. Selected Financial Data.
     We have derived the following selected summary consolidated financial and operating data for the five years ended December 31, 2006 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$5,742,608	$3,367,051	$2,943,034	$1,882,933	$1,745,005
Cost of sales	4,231,386	2,449,000	2,110,848	1,372,310	1,268,251

Gross profit	1,511,222	918,051	832,186	510,623	476,754
Operating expenses (2)	876,977	550,411	525,306	430,493	406,479

Operating profit	634,245	367,640	306,880	80,130	70,275
Other income (expense):
Interest expense	(61,692)	(25,222)	(28,690)	(26,745)	(22,605)
Other income, net	5,768	3,671	4,168	2,837	3,266
Amortization expense	(6,883)	(4,125)	(3,208)	(2,304)	(1,355)
Equity earnings of 50%-owned company	–	–	–	–	263
Minority interest	(306)	(8,752)	(9,182)	938	(124)

Income before income taxes	571,132	333,212	269,968	54,856	49,720
Provision for income taxes	(216,625)	(127,775)	(100,240)	(20,846)	(19,553)

Net income	$354,507	$205,437	$169,728	$34,010	$30,167

Earnings per Share:
Income from continuing operations – diluted (3)	$4.82	$3.10	$2.60	$.53	$.47
Income from continuing operations – basic (3)	$4.85	$3.12	$2.61	$.53	$.48
Weighted average common shares outstanding – diluted (3)	73,600	66,195	65,351	63,733	63,598
Weighted average common shares outstanding – basic (3)	73,134	65,870	64,960	63,706	63,374

Other Data:
EBITDA (4)	$695,298	$405,065	$343,285	$118,471	$100,871
Cash flow from operations	190,964	272,219	121,768	107,820	90,638
Capital expenditures	108,742	53,740	35,982	20,909	18,658
Cash dividends per share (3)	.22	.19	.13	.12	.12

Balance Sheet Data (December 31):
Working capital	$1,124,650	$513,529	$458,551	$341,762	$390,201
Total assets	3,614,173	1,769,070	1,563,331	1,369,424	1,139,758
Long-term debt (5)	1,088,051	306,790	380,850	469,250	344,080
Shareholders’ equity	1,746,398	1,029,865	822,552	647,619	610,435

(1)	Does not include financial results of American Steel, L.L.C. for the period from January 1, 2002 to April 30, 2002 because we accounted for our 50% investment by the equity method, and therefore we included 50% of American Steel’s earnings in our net income and earnings per share amounts. Effective May 1, 2002 we began consolidating American Steel’s financial results due to an amendment to the Operating Agreement, which gave us 50.5% of the ownership units and eliminated all super-majority and unanimous voting rights, among other changes. The portion of American Steel’s earnings attributable to our 49.5% partner is included in minority interest from May 1, 2002 to December 31, 2005. On January 3, 2006 we acquired our partner’s interest, increasing our ownership to 100%.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(3)	All share information has been retrospectively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense and amortization of intangibles. We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt while providing useful information. EBITDA should not be considered in isolation or as a substitute for consolidated statements of income and cash flows data prepared in accordance with accounting principles generally accepted in the United States and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

	2006	2005	2004	2003	2002
Reconciliation of EBIT and EBITDA:
Income from continuing operations before income taxes	$571,132	$333,212	$269,968	$54,856	$49,720
Interest expense	61,692	25,222	28,690	26,745	22,605

EBIT	632,824	358,434	298,658	81,601	72,325

Depreciation expense	55,591	42,506	41,419	34,566	27,191
Amortization expense	6,883	4,125	3,208	2,304	1,355

EBITDA	$695,298	$405,065	$343,285	$118,471	$100,871

(5)	Includes the long-term portion of capital lease obligations as of December 31, 2006 and 2005. We did not have any capital lease obligations for any other years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     In 2006, we generated higher revenues, profits and cash flows than our Company has ever experienced. This resulted mainly because of the significant acquisitions that we made in 2006, along with a healthy business environment for our products. We completed four acquisitions in 2006, with EMJ and Yarde Metals being the most significant, adding $1.6 billion to our 2006 consolidated sales. EMJ and Yarde significantly transformed our Company in terms of size, geographic spread and product diversification. We now have a much larger position in the Midwest region of the United States and we have meaningful exposure to the New England and Canadian markets, primarily in specialty products. We also increased our exposure to the energy, oil and gas industry with our acquisition of EMJ. We have already completed the acquisition of three metals service center companies in 2007 that had combined 2006 revenues of approximately $450 million. We continue to focus on growing our Company with accretive acquisitions that enhance our product, geographic and customer diversity.
     In 2006 we also spent $108.7 million on capital expenditures that supported our organic growth, including the expansion of our existing facilities and penetration of new markets. Strong business conditions created some unique opportunities for us in 2006.
     To support our growth, we also completed important financing transactions in 2006. This included a tender offer to purchase approximately $250 million of 9.75% senior secured notes issued by EMJ, replacing our $700 million credit facility with a new five-year, unsecured $1.1 billion syndicated credit facility, and issuing $600 million of senior unsecured notes with $350 million of ten-year notes at 6.20% and $250 million of thirty-year notes at 6.85%. These activities lowered our cost of capital and significantly increased our ability to fund our existing operations and provide for future growth.
     Demand for most products that we sell was strong throughout 2006, most significantly for products that we sell to the non-residential construction, aerospace and energy markets. Pricing was also strong for most products that we sell. Carbon steel products have been at relatively high levels since 2004. Although pricing declined somewhat in the fourth quarter of 2006 from earlier in the year due to increased imports and inventory destocking at the distributor level, we expect this to have only a temporary impact on pricing. Carbon steel prices are not at the record levels experienced in 2004; however, fluctuations in pricing have moderated at these higher levels. Pricing for aluminum products was steady to up slightly in 2006; at high levels compared to historical prices, especially for aerospace products. Stainless steel prices reached unprecedented levels in 2006 and have continued to rise in 2007. This is primarily due to a global shortage of nickel resulting from mine closures. We expect stainless steel prices to decline from current levels but we are uncertain as to the timing or severity of the declines.
     Because of the overall healthy demand in 2006, we were typically able to increase our selling prices for most products at a rate equal to or above our cost increases. However, pressures on carbon steel pricing during the fourth quarter of the year resulted in reduced gross profit margins for these products during that time.
     We are proud of our record 2006 financial results. In addition to profitability, we focus on working capital management which allows us to generate cash flow to further expand and strengthen our business and reduce debt during most environments. Our 2006 cash flow from operations was very strong, reflecting the quality of our earnings. We completed four acquisitions in 2006, grew our existing operations, and continued to evaluate opportunities that would allow us to improve our profitability.
     We believe the steps that we took during the difficult years of 2001 through 2003 positioned us to take full advantage of the improved economic conditions we have experienced since 2004. However, as evidenced by our performance during the difficult years, we take the necessary actions to allow us to operate efficiently and profitably even in less favorable economies. We believe this is because of our focus on cost controls and inventory turnover and our product, customer and geographic diversification. Our product and geographic diversification should continue to benefit us in 2007. We are optimistic about business conditions in 2007. Significant declines in demand or pricing for our products, although not expected, could reduce our gross profit margins. Also, if we cannot obtain a sufficient supply of metals for our customers in 2007, or if domestic availability of our products increases significantly in 2007, this could negatively impact our 2007 financial results, especially as compared to our 2006 results.
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
2006 Acquisitions
     On August 1, 2006 we acquired Yarde Metals, Inc., a metals service center company headquartered in Southington, Connecticut. We paid $100 million in cash and assumed approximately $101 million of net debt for all of the outstanding common stock of Yarde Metals. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde Metals has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde’s net sales for the five months ended December 31, 2006 were approximately $181.7 million.
     On April 3, 2006 we completed the acquisition of Earle M. Jorgensen Company (“EMJ”) which was our first acquisition of a public company. EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt. We paid $6.50 in cash and issued .1784 of a share of Reliance common stock for each share of EMJ common stock outstanding. This also was the first acquisition where we used our stock as consideration. EMJ’s net sales for the nine months ended December 31, 2006 were approximately $1.45 billion.
     On March 27, 2006, through Precision Strip, Inc. (“Precision Strip”), a wholly-owned subsidiary, we completed the acquisition of certain assets and business of Flat Rock Metal Processing, L.L.C. (“Flat Rock”). The Flat Rock toll processing business in Perrysburg, Ohio and Portage, Indiana, are operated by Precision Strip.
     In January 2006, we purchased the remaining 49.5% of American Steel, L.L.C. From its inception on July 1, 1995 through April 30, 2002, we owned a 50% interest in the Membership Units of American Steel, which operates metals service centers in Portland, Oregon and Kent, Washington and processes and distributes primarily carbon steel products. We retained operating control over the assets and operations of American Steel and American Industries, Inc. owned the other 50% interest. Effective May 1, 2002, we increased our ownership to 50.5% of the outstanding Membership Units of American Steel and began consolidating its financial results. We now own 100% of American Steel.
     In October 2005, we formed Reliance Pan Pacific Pte., Ltd. (“RPP”) with our joint venture partner Manufacturing Network Pte. Ltd. (“MNPL”). We own 70% of RPP and MNPL owns the remaining 30%. On March 1, 2006, RPP acquired 100% of the outstanding equity interest in Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company near Shanghai, People’s Republic of China. Everest Metals was previously wholly owned by MNPL. Everest Metals sells aluminum products to the Chinese electronics market and had sales for the ten months ended December 31, 2006 of approximately $5.8 million.
Recent Developments
     As of February 1, 2007 we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund managed by HSBC Capital (Canada) Inc. of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its 17 facilities located mainly in Western Canada. Encore’s unaudited net sales for the year ended

December 31, 2006 were approximately C$259 million. We acquired the Encore Group assets through RSAC Canada Limited, our wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC, its wholly-owned subsidiary.
     On January 2, 2007, we acquired the capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s unaudited net sales for the year ended December 31, 2006 were approximately $133 million. Crest operates as a subsidiary of RSAC Management Corp., a wholly-owned subsidiary of the Company.
     Also, on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc., acquired Industrial Metals and Surplus, Inc. (“Industrial Metals”) a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals’ unaudited net sales (including Athens Steel) for the year ended December 31, 2006 were approximately $105 million. Athens Steel, Inc. was merged with and into Industrial Metals, which now operates as a wholly-owned subsidiary of Siskin. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operation.
Other Developments
     In 2006, we experienced substantial organic growth by opening new facilities, building or expanding facilities and adding processing equipment. In 2006, Liebovich Bros. opened a new location near Green Bay, Wisconsin to further penetrate that geographic area and expanded its Cedar Rapids, Iowa location. Phoenix Metals Company opened a new location near Philadelphia, Pennsylvania in 2006 as a new entry into that geographic region. Phoenix Metals also relocated an existing operation to a new, larger more efficient facility in Birmingham, Alabama; is building a new facility for its Charlotte, North Carolina operation; and is adding processing equipment in both of these locations to better support its customers in those areas. Allegheny Steel Distributors expanded its Indianola, Pennsylvania facility to make room for additional equipment to help support its increased business. Siskin Steel & Supply Company is expanding its Chattanooga, Tennessee warehouse. Precision Strip is expanding its Talladega, Alabama facility and added processing equipment in its Talladega and Bowling Green, Kentucky locations in 2006. Also in 2006, Toma Metals, Inc. expanded its Johnstown, Pennsylvania facility and Service Steel Aerospace relocated its United Alloys Aircraft Metals division to a larger facility near Los Angeles, California. Earle M. Jorgensen Company opened a satellite location in Lafayette, Louisiana in April 2006 and relocated its Portland, Oregon operation to a new, larger more efficient facility in early 2007. EMJ also expanded its Kansas City facility in 2006. AMI Metals Europe, S.P.R.L. expanded its warehouse facility in Belgium to better service its increased share of the European aerospace business. In 2006, Valex Korea Co., Ltd., a 99%-owned subsidiary of Valex Corp., based near Seoul, South Korea, expanded its facility. The current environment supports strong organic growth and we expect to continue to expand our business in 2007 by continuing to build and expand facilities and add processing equipment.
     Due to the increased size of our Company, late in 2006 we recapitalized the Company by issuing $600 million of debt securities, increasing the availability of our new credit facility to $1.1 billion, and repurchasing approximately $250 million of outstanding 9.75% senior secured notes of EMJ. These activities lowered our cost of capital and provide for our future growth.
Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2006 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2006		2005		2004
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$5,742,608	100.0%	$3,367,051	100.0%	$2,943,034	100.0%
Gross profit	1,511,222	26.3	918,051	27.3	832,186	28.3
S,G&A expenses	821,386	14.3	507,905	15.1	483,887	16.4
Depreciation expense	55,591	1.0	42,506	1.3	41,419	1.4

Operating profit (1)	$634,245	11.0%	$367,640	10.9%	$306,880	10.4%

(1)	Excludes other income, amortization expense, minority interest, interest expense and income tax expense.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net Sales. Our 2006 consolidated net sales were a record $5.74 billion, an increase of 70.6%, compared to $3.37 billion in 2005. Our acquisitions of EMJ and Yarde Metals in 2006 contributed significantly to our increased sales levels. Our 2006 sales include an increase in our tons sold of 44.6% and an increase in our average selling price per ton sold of 19.7% (the tons sold and average selling price per ton sold exclude amounts related to Precision Strip). Same-store sales, which exclude the sales of our 2005 and 2006 acquisitions, were $3.75 billion in 2006, up 15.9% from 2005, with a 6.1% increase in our tons sold and a 9.8% increase in our average selling price per ton sold.
     Our 2006 tons sold increased significantly because of our acquisitions but also increased on a same-store basis due to strong demand throughout the year in most end markets that we sell to. Our average selling price per ton sold was up because of a shift to a greater percentage of higher-value products due to our 2006 acquisitions and because of increased pricing for most products that we sell compared to 2005 levels, especially for stainless steel products. The acquisitions of EMJ and Yarde Metals significantly increased our stainless steel exposure with sales of stainless and alloy steel products representing 23% of our 2006 sales, compared to 15% of our 2005 sales.
     Gross Profit. Our total gross profit of $1.51 billion, up 64.6% from 2005, increased mainly because of our higher net sales level in 2006. Our gross profit as a percentage of sales was 26.3% in 2006, down from 27.3% in 2005. In 2006 our gross profit margins declined somewhat due to our acquisitions and because of competitive pressure on sales of carbon steel products late in the year. Our 2006 same-store gross profit margin was 27.6%. Also, our 2006 LIFO expense was significantly higher than in 2005. We recorded LIFO expense, which is included in our cost of sales, of $94.1 million during 2006, compared to $16.6 million in 2005. Our LIFO expense in 2006 resulted mainly from the increased costs of stainless steel and aluminum products and higher quantities of inventory on hand at year-end compared to the beginning of the year because of improved demand levels for most products.
     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2006 increased $313.5 million, or 61.7% from 2005 mainly due to our 2005 and 2006 acquisitions and additional selling expenses from our increased sales levels. The expenses as a percent of sales in 2006 were 14.3% compared to 15.1% in the 2005 period. The decrease in our S,G&A expenses as a percentage of sales was due mainly to our increased sales and effective expense control.
     Depreciation expense increased $13.1 million in 2006 mainly because of our 2005 and 2006 acquisitions and because of depreciation of our 2006 capital expenditures. Our amortization expense increased $2.8 million in 2006 mainly because of our 2006 acquisitions.
     Operating Profit. Operating profit, calculated as gross profit less S,G&A expenses and depreciation expense, was $634.2 million in 2006, resulting in an operating profit margin of 11.0%, compared to 2005 operating profit of $367.6 million and an operating profit margin of 10.9%. The increased profit is mainly due to higher gross profit dollars resulting from increased sales levels, along with our effective expense control.
     Other Income and Expense. Interest expense was $61.7 million in 2006 compared to $25.2 million in 2005. The increase was mainly due to increased borrowings to fund our 2006 acquisitions.
     Minority interest expense decreased in 2006 compared to 2005 mainly due to our purchase of the remaining 49.5% minority interest in American Steel, L.L.C. Effective January 3, 2006, we own 100% of American Steel. Because of this change in ownership, we no longer record minority interest expense for American Steel. Our 2006 minority interest expense consists of the net income for the approximately 3% of Valex Corp. and the 1% of Valex Korea that we do not own, and also for the 30% of Everest Metals that we do not own.
     Income Tax Rate. Our effective income tax rate was 37.9% in 2006, down from 38.3% in 2005, mainly due to slightly higher international profits that are taxed at lower rates and tax benefits carried over from EMJ.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Our 2005 consolidated net sales were $3.37 billion, an increase of 14.4%, compared to $2.94 billion in 2004. This increase includes the additional sales from Chapel Steel of $130.7 million that we acquired in July 2005. Our increased sales include an increase in our tons sold of 1.8% and an increase in our average selling price per ton sold of 12.5%. Same-store sales, which exclude the sales of Chapel Steel, were $3.24 billion in 2005, up 10% from 2004, with a 3.9% decrease in our tons sold and a 14.4% increase in our average selling price per ton sold.

     Our 2005 volume increased due to the added sales of Chapel Steel, however, on a same-store basis, our 2005 volume was down from 2004 mainly because of the heavy buying that occurred in 2004 when our customers were trying to build inventory ahead of the significant carbon steel price increases. Because carbon steel prices were declining for most of 2005, our customers were not building inventory until late in the 2005 third quarter. We experienced demand improvement beginning late in the 2005 third quarter that continued throughout the fourth quarter. This was due to improved end markets for most products we sell, with non-residential construction and aerospace being significant contributors to the strong end market demand.
     Our average selling price per ton sold was higher in 2005 than in 2004 mainly because of increased costs for most products that we sell and due to a small shift in product mix to a higher percentage of aluminum and stainless steel products as compared to 2004. Although carbon steel costs declined during the first eight months of 2005, the 2005 average cost for the full year remained above the 2004 average. Aluminum and stainless steel costs began increasing in 2004 and continued to increase throughout 2005, with significant and rapid increases in the costs of aerospace products. The improved demand for aerospace products resulted in a slight shift in product mix to higher-priced products that contributed to our increased average selling prices in 2005.
     Gross Profit. Our total gross profit of $918.1 million, up 10.3% from 2004, increased mainly because of our higher net sales amount in 2005. Our gross profit as a percentage of sales was 27.3% in 2005, down from 28.3% in 2004. In 2005 our gross profit margins declined mainly because of the pressure on our selling prices for carbon steel products resulting from lower costs, especially compared to 2004 when we experienced high profitability levels for these products because of limited availability and significant cost increases. Gross profit margins for aerospace related products were higher in 2005 because we were able to increase our selling prices ahead of our costs. The acquisition of Chapel Steel lowered our gross profit margin somewhat, as its business is more of a wholesale distribution business that operates at a lower gross profit margin than our consolidated average. Our 2005 same-store gross profit margin was 27.7%. Also, our 2005 LIFO expense was significantly lower than in 2004 primarily due to decreases in carbon steel costs, with the impact somewhat offset by the rising costs of aerospace products. We recorded LIFO expense of $16.6 million during 2005, compared to $110.8 million in 2004. Most of our 2005 LIFO expense was due to increased costs for aerospace related aluminum, titanium, and stainless steel products.
     Expenses. S,G&A expenses for 2005 increased $24.0 million, or 5.0% from 2004. The expenses as a percent of sales in 2005 were 15.1% compared to 16.4% in the 2004 period. The dollar increase in S,G&A expenses was mostly because Chapel Steel was included beginning in the third quarter, as well as general cost increases. The decrease in our S,G&A expenses as a percentage of sales was due mainly to our increased sales levels and because Chapel Steel’s S,G&A expenses are lower than the Company’s average as a percentage of sales.
     Depreciation expense increased $1.1 million in 2005 because of the additional expense from Chapel Steel and expense on our 2005 fixed asset additions. Amortization expense increased $0.9 million in 2005 primarily due to the write-off of financing costs related to our $335 million syndicated credit facility that we replaced in June of 2005 and because of the amortization expense from Chapel Steel.
     Operating Profit. Operating profit was $367.6 million in 2005, resulting in an operating profit margin of 10.9%, compared to 2004 operating profit of $306.9 million and an operating profit margin of 10.4%. The improvement resulted from our higher sales levels that provided increased operating profit dollars in 2005, along with our healthy gross profit margins and lower S,G&A expenses as a percentage of sales, as discussed above.
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

Liquidity and Capital Resources
     At December 31, 2006, our working capital was $1.12 billion, up from $513.5 million at December 31, 2005. The overall increase was primarily from the additional working capital of EMJ and Yarde Metals. Excluding the initial effect of acquisitions, the increase in working capital is mainly due to an increase in our accounts receivable of $50.6 million and an increase in our inventory of $89.4 million, resulting from improved demand and pricing that we experienced for most of our products in 2006 as compared to 2005.
     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of December 31, 2006, our days sales outstanding were approximately 41 days, up slightly from our December 31, 2005 rate of 40 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at December 31, 2006 was about 4.4 times (or 2.7 months on hand), down from 5.7 times during 2005, but still at a level well above the industry average of 3.3 months on hand. Our 2006 inventory turn rate was negatively impacted by our acquisitions of EMJ and Yarde Metals because they carry many products that do not typically turn at rates as high as many of our other products. Although we do not expect EMJ and Yarde Metals to turn their inventory at the same rate as most of our other businesses, we do expect improvement from current levels. Excluding the effect of EMJ and Yarde Metals, our inventory turn for 2006 was 4.9 times. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.
     Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations decreased to $191.0 million in 2006 compared to $272.2 million in 2005. Although our 2006 cash flow from operations was strong, it was down from 2005 primarily due to the additional working capital requirements in 2006 that resulted from increased demand and pricing.
     Our outstanding debt (including capital lease obligations) at December 31, 2006 was $1.1 billion, up from $356.9 million at 2005 year-end, mainly due to the financing of our 2006 acquisitions. At December 31, 2006, we had $203 million borrowed on our $1.1 billion revolving line of credit, which includes $49 million to pay off private placement notes that matured. Our net debt-to-total capital ratio was 37.6% at December 31, 2006, up from our year-end 2005 rate of 23.8% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). On January 2, 2007 we paid off a $20 million private placement note that matured and funded our acquisitions of Crest and Industrial Metals with borrowings on our credit facility. On February 1, 2007, we borrowed additional funds under our credit facility for the purchase of the net assets and business of the Encore Group.
     During 2006 we used our borrowings and operating cash flow to fund our increased working capital needs, capital expenditures of approximately $108.7 million and acquisitions of approximately $542.6 million. The acquisitions include the purchase of the remaining interest in American Steel, the purchase of the assets and business of Flat Rock, the purchase of Everest Metals through our 70% interest in Reliance Pan Pacific, the cash portion of the purchase of EMJ, and the purchase of Yarde Metals.
     On April 3, 2006, we completed our acquisition of EMJ with a transaction value of approximately $984 million. We funded the purchase with $368.9 million of cash through our credit facility and issued approximately 9 million shares of our common stock at a value of $360.5 million in equity. We assumed approximately $252.9 million of EMJ’s debt, $250 million of which was 9.75% senior secured notes that were to mature in 2012 with the first call date on June 1, 2007 at 104.875% of face value. The $250 million EMJ senior notes were subsequently purchased in November 2006 as discussed later in this section. The cash portion of the purchase of EMJ included the cash out of certain EMJ stock option holders for consideration of approximately $29.5 million. We also assumed an EMJ stock option plan with options to purchase 287,886 Reliance shares and an EMJ obligation to contribute 258,006 shares of our common stock to an EMJ retirement plan. We contributed 78,288 shares to the plan during 2006 and paid out $0.4 million in lieu of 9,686 shares. At December 31, 2006 the remaining obligation consisted of the cash equivalent of 170,032 shares of Reliance common stock to be contributed to a phantom stock plan supplementing the EMJ retirement plan.
     We obtained amendments from our bank group and private placement note holders to assume the EMJ secured debt. The EMJ indenture included a change-of-control provision that allowed the note holders to put their notes to EMJ at 101% of face value. We increased our syndicated credit facility from $600 million to $700 million upon closing of the EMJ transaction to provide adequate financing if the note holders were to all put their notes to EMJ. Under the change of control provision, $5,000 of notes were tendered and purchased in May 2006.

     On July 31, 2006, we entered into a 364-day $100 million credit facility to provide adequate funding for our purchase of Yarde Metals on August 1, 2006 and to allow us to meet our working capital needs.
     On October 12, 2006, EMJ made a cash tender offer to purchase any and all of its outstanding 9.75% senior secured notes and solicited consent to amend the indenture governing the notes to eliminate substantially all of the restrictive covenants and security interests in EMJ’s assets. The tender offer expired November 9, 2006 with sufficient notes tendered (approximately $249.7 million) to effect the requested amendments. The tender offer was made pursuant to the terms set forth in that Offer to Purchase and Consent Solicitation Statement that was filed by the Company with the SEC on a Current Report on Form 8-K on October 16, 2006. The total consideration for the EMJ notes was $1,069.85 per $1,000 principal amount of the notes, including a $20.00 payment (a “Consent Payment”), payable to the noteholders who validly consented to the amendments. Holders who validly tendered their notes after the consent date were not eligible to receive the Consent Payment. In addition, all holders whose notes were purchased pursuant to the tender offer were paid accrued and unpaid interest on their purchased notes up to, but not including, the settlement date of November 9, 2006. The Company funded the purchase of tendered notes through its syndicated credit facility. Notes with a total principal amount of $249.7 million were tendered and purchased, which had an aggregate carrying value of approximately $269.5 million, inclusive of unamortized debt premium. The gain from this debt extinguishment of approximately $2.3 million has been included in the Other income, net caption of the statement of operations.
     We funded the purchase of tendered notes through our increased, unsecured syndicated credit facility of $1.1 billion that replaced the $700 million and $100 million existing bank credit lines. Our five-year $1.1 billion credit facility, which can be increased to $1.6 billion with the approval of our lenders, is with fifteen lenders and included improved pricing and flexibility compared to the $700 million facility.
     Following the redemption of the EMJ senior secured notes and the placement of our increased credit facility, on November 20, 2006, we entered into an Indenture (the “Indenture”), for the issuance of $600 million of unsecured debt securities which are guaranteed by all of our direct and indirect, wholly-owned domestic subsidiaries and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of our foreign subsidiaries or our non-wholly-owned domestic subsidiaries is a guarantor. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured and unsubordinated debt obligations. At our option, we may redeem all or part of the notes of either series at any time prior to their maturity by paying a redemption price equal to the greater of 100% of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments (as defined in the Indenture), plus, in each case, accrued and unpaid interest thereon to, but not including, the redemption date.
     Our 2006 financing activities lowered our cost of capital and significantly increased our availability to fund our working capital and general corporate needs, including acquisitions.
     At December 31, 2006, we also have $298 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.08% and have an average remaining life of 3.8 years, maturing from 2007 to 2013. In 2007, $20 million of these notes will mature. Our $1.1 billion syndicated credit facility and our senior notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things.
     Upon our acquisition of Chapel Steel, we assumed noncancelable capital leases related to three buildings with terms expiring at various years through 2018. At December 31, 2006, total obligations under these capital leases were $5.5 million. All three leases were with related parties of Chapel Steel.
     Capital expenditures, excluding acquisitions, were $108.7 million for the 2006 year. Our 2007 capital expenditures are currently budgeted at approximately $130 million, excluding acquisitions. Our 2007 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. Any capital expenditure commitments that existed at December 31, 2006 are included in the below table of contractual obligations. Our capital and operating lease commitments are discussed in Note 13 of the Notes to Consolidated Financial Statements and are also included in the contractual obligations table below. Our capital requirements are primarily for working capital, acquisitions, debt repayments and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.
     On May 17, 2006 our Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend on our common stock and a 20% increase in the dividend rate. The common stock split was effected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006.

On February 14, 2007, our Board of Directors declared a 33% increase in the regular quarterly cash dividend to $.08 per share of common stock.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing up to an additional 12 million shares of our common stock to be repurchased. Repurchased shares are treated as authorized but unissued shares. As of December 31, 2006, and prior to the additional authorization in May 2005, we had repurchased a total of 11 million shares of our common stock under this plan, at an average cost of $7.47 per share. We have not repurchased any shares of our common stock since 2000. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company. Proceeds from the issuance of common stock upon the exercise of stock options during 2006 were $7.1 million.
     We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit.
Contractual Obligations and Other Commitments
     The following table summarizes our contractual cash obligations as of December 31, 2006. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments due by Year
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations(1)	$1,107,697	$22,257	$67,790	$341,500	$676,150
Capital Lease Obligations	6,557	780	1,560	1,560	2,657
Operating Lease Obligations	210,179	41,219	61,226	38,996	68,738
Purchase Obligations –Other (2)	149,856	93,272	51,464	2,384	2,736
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	42,614	7,237	5,619	4,735	25,023

Total	$1,516,903	$164,765	$187,659	$389,175	$775,304

(1)	Amounts include principal payments only. See Note 8 of the Consolidated Financial Statements for information regarding interest rates, payment dates and expected refinancing.

(2)	The majority of our material purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace materials.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next ten years. These amounts are limited to the information provided by our actuaries.
     Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on our Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of goods and services are not included in the table above except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace materials.
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
Seasonality
     Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.
Goodwill
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $784.9 million at December 31, 2006, or approximately 21.7% of total assets or 44.9% of consolidated shareholders’ equity. Under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We have performed tests of goodwill as of November 1, 2005 and 2006, and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.
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
For information regarding our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions including those that may result from the American Jobs Creation Act of 2004, changes in our assessment of tax exposure items, and the resolution of issues arising from tax audits with various tax authorities.
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
Impact of Recently Issued Accounting Standards
     In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC’s rule, SFAS No. 123R became effective for us for annual, rather than interim, periods that began after June 15, 2005. We began applying this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, vested or cancelled after that date. The stock-based compensation expense in accordance with FAS 123R was $6,060,000 for the year ended December 31, 2006 recorded in Warehouse, delivery, selling, general and administrative expense caption of our Consolidated Statement of Income. The implementation of this standard is further discussed in Note 10, Stock Option Plans.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or as of January 1, 2007 for us. Although we are currently under audit by various tax authorities, we do not believe the adoption of FIN No. 48 will have a material impact on our beginning retained earnings.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In September 2006 the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of our defined benefit and postretirement plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit and postretirement plans resulted in a decrease in Shareholders’ Equity of $3.7 million, which was net of a tax benefit of $2.3 million. The implementation of this standard is further discussed in Note 11, Employee Benefit Plans.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability.
Commodity price risk
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market (i.e., without long-term contracts) we are able to react quickly to changes in metals pricing.
Foreign exchange rate risk
     Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Volatility in these markets could impact our net income. Based on our limited foreign operations and the currencies in which they transact business, we do not consider this risk to be material.
Interest rate risk
     We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and we do not currently anticipate repayment of our fixed-rate long-term debt prior to its scheduled maturities.
     Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. Based on $203 million of variable-rate debt outstanding on our syndicated credit facility as of December 31, 2006, a hypothetical one percent increase in interest rates would not result in a material impact to earnings.

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
     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, Reliance Steel & Aluminum Co. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
     Additionally, as discussed in Note 11 to the consolidated financial statements, Reliance Steel & Aluminum Co. changed its method of accounting for Defined Benefit Pension and Other Postretirement Plans in accordance with Statement of Financial Accounting Standards No. 158 on December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2007

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$57,475	$35,022
Accounts receivable, less allowance for doubtful accounts of $16,755 and $10,511 at December 31, 2006 and 2005, respectively	666,273	369,931
Inventories	904,318	387,385
Prepaid expenses and other current assets	22,179	19,009
Income taxes receivable	25,144	—
Deferred income taxes	—	36,001

Total current assets	1,675,389	847,348
Property, plant and equipment, at cost:
Land	108,022	60,207
Buildings	385,851	281,986
Machinery and equipment	565,951	403,403
Accumulated depreciation	(317,152)	(265,877)

	742,672	479,719

Goodwill	784,871	384,730
Intangible assets, net	354,195	44,384
Cash surrender value of life insurance policies, net	41,190	7,299
Other assets	15,856	5,590

Total assets	$3,614,173	$1,769,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$340,356	$188,584
Accrued expenses	36,481	19,234
Accrued compensation and retirement costs	92,905	52,354
Accrued insurance costs	34,475	23,372
Deferred income taxes	23,706	214
Current maturities of long-term debt	22,257	49,525
Current maturities of capital lease obligations	559	536

Total current liabilities	550,739	333,819

Long-term debt	1,083,095	301,275
Capital lease obligations	4,956	5,515
Long-term retirement costs and other long-term liabilities	46,111	15,660
Deferred income taxes	181,628	65,808
Minority interest	1,246	17,128
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 75,702,046 and 66,217,998 at December 31, 2006 and 2005, respectively, stated capital	701,690	325,010
Retained earnings	1,046,339	704,530
Accumulated other comprehensive (loss) income	(1,631)	325

Total shareholders’ equity	1,746,398	1,029,865

Total liabilities and shareholders’ equity	$3,614,173	$1,769,070

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$5,742,608	$3,367,051	$2,943,034
Other income, net	5,768	3,671	4,168

	5,748,376	3,370,722	2,947,202

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	4,231,386	2,449,000	2,110,848
Warehouse, delivery, selling, general and administrative	821,386	507,905	483,887
Depreciation and amortization	62,474	46,631	44,627
Interest	61,692	25,222	28,690

	5,176,938	3,028,758	2,668,052

Income before minority interest and income taxes	571,438	341,964	279,150
Minority interest	(306)	(8,752)	(9,182)

Income from continuing operations before income taxes	571,132	333,212	269,968
Provision for income taxes	216,625	127,775	100,240

Net income	$354,507	$205,437	$169,728

Earnings per share:
Income from continuing operations – diluted	$4.82	$3.10	$2.60

Weighted average shares outstanding – diluted	73,599,681	66,194,724	65,350,758

Income from continuing operations – basic	$4.85	$3.12	$2.61

Weighted average shares outstanding – basic	73,134,102	65,870,068	64,960,202

Cash dividends per share	$.22	$.19	$.13

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2004	64,451,744	$303,587	$344,962	$(930)	$647,619
Net income for the year	—	—	169,728	—	169,728
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1,476	1,476
Unrealized loss on investments	—	—	—	(166)	(166)
Minimum pension liability	—	—	—	72	72

Comprehensive income					171,110
Stock options exercised	873,600	10,130	1,905	—	12,035
Stock issued under incentive bonus plan	14,590	236	—	—	236
Cash dividends — $.13 per share	—	—	(8,448)	—	(8,448)

Balance at December 31, 2004	65,339,934	313,953	508,147	452	822,552
Net income for the year	—	—	205,437	—	205,437
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1	1
Unrealized gain on investments	—	—	—	40	40
Minimum pension liability	—	—	—	(168)	(168)

Comprehensive income					205,310
Stock options exercised	866,900	10,811	3,476	—	14,287
Stock issued under incentive bonus plan	11,164	246	—	—	246
Cash dividends — $.19 per share	—	—	(12,530)	—	(12,530)

Balance at December 31, 2005	66,217,998	$325,010	$704,530	$325	$1,029,865
Net income for the year	—	—	354,507	—	354,507
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1,221	1,221
Unrealized gain on investments	—	—	—	116	116
Minimum pension liability	—	—	—	423	423

Comprehensive income					356,267
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(3,716)	(3,716)
Stock options exercised	438,290	7,115	3,446	—	10,561
Stock based compensation	—	6,060	—	—	6,060
Stock and stock options issued in connection with business acquisition	8,962,268	360,453	—	—	360,453
Stock issued to a retirement savings plan	78,288	2,830	—	—	2,830
Stock issued under incentive bonus plan	5,202	222	—	—	222
Cash dividends — $.22 per share	—	—	(16,144)	—	(16,144)

Balance at December 31, 2006	75,702,046	$701,690	$1,046,339	$(1,631)	$1,746,398

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$354,507	$205,437	$169,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,474	46,631	44,627
Debt premium amortization	(2,149)	—	—
Deferred income taxes	7,295	(1,059)	2,726
Gain on sales of property and equipment	(723)	—	(660)
Gain on debt extinguishment	(2,264)	—	—
Minority interest	306	8,752	9,182
Stock based compensation	6,060	—	—
Tax benefit of stock options exercised	—	3,476	1,905
Excess tax benefit from stock option exercises	(3,446)	—	—
Increase in cash surrender value of life insurance policies	(582)	—	—
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(50,566)	(15,391)	(108,198)
Inventories	(89,414)	(11,345)	(61,699)
Prepaid expenses and other assets	6,569	(2,624)	(3,584)
Accounts payable and accrued expenses	(97,103)	38,342	67,741

Net cash provided by operating activities	190,964	272,219	121,768

Investing activities:
Purchases of property, plant and equipment, net	(108,742)	(53,740)	(35,982)
Proceeds from sales of property and equipment	3,487	1,485	3,281
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(542,604)	(94,377)	—
Tax reimbursements made related to prior acquisitions	(894)	—	(16,475)
Purchase of minority interest in foreign subsidiary	—	—	(473)
Proceeds from redemption of life insurance policies	1,415	—	—
Net investment in life insurance policies	(3,096)	—	—

Net cash used in investing activities	(650,434)	(146,632)	(49,649)

Financing activities:
Proceeds from borrowings	2,547,316	393,000	209,000
Principal payments on long-term debt and short-term borrowings	(2,063,656)	(486,511)	(273,400)
Payment of debt issue costs	(8,170)	—	—
Payments to minority shareholders	(1,291)	(7,159)	(1,709)
Net refunds from letters of credit	12,919	—	—
Dividends paid	(16,145)	(12,530)	(8,448)
Excess tax benefit from stock based compensation	3,446	—	—
Issuance of common stock	222	246	236
Exercise of stock options	7,115	10,811	10,130

Net cash provided by (used in) financing activities	481,756	(102,143)	(64,191)
Effect of exchange rate changes on cash	167	(81)	1,565

Increase in cash and cash equivalents	22,453	23,363	9,493
Cash and cash equivalents at beginning of year	35,022	11,659	2,166

Cash and cash equivalents at end of year	$57,475	$35,022	$11,659

Supplemental cash flow information:
Interest paid during the period	$70,306	$25,309	$28,525
Income taxes paid during the period	$213,901	$118,909	$100,589
Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with acquisition of metals service center	$360,453	$—	$—
Issuance of common stock to employee retirement savings plan	$2,830	$—	$—
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
1. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, American Steel, L.L.C. (50.5%-owned until January 3, 2006 when it became wholly-owned), AMI Metals, Inc., CCC Steel, Inc., Central Plains Steel Co. (until September 1, 2006 when it was merged into Reliance), Chapel Steel Corp., Chatham Steel Corporation, Durrett Sheppard Steel Co., Inc., Earle M. Jorgensen Company, Liebovich Bros., Inc., Lusk Metals, Pacific Metal Company, PDM Steel Service Centers, Inc., Phoenix Corporation, Precision Strip, Inc., Reliance Pan Pacific Pte., Ltd. (70%-owned), RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned), Viking Materials, Inc., and Yarde Metals, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance, other than American Steel, L.L.C., and Earle M. Jorgensen Company are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates its 70% investment in Reliance Pan Pacific Pte., Ltd. Effective January 3, 2006, the Company purchased the remaining 49.5% interest in American Steel, L.L.C. Prior to that, the Company consolidated its 50.5% investment in American Steel, L.L.C. Certain reclassifications have been made to the prior year financial statements to conform to the 2006 presentation.
Business
     In 2006, the Company operated a metals service center network of more than 160 locations in 37 states, Belgium, Canada, China and South Korea that provided value-added metals processing services and distributed a full line of more than 100,000 metal products.
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
December 31, 2006
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
     For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As of November 1, 2006 and 2005, the dates of our annual impairment testing, the Company identified 41 and 38 reporting units, respectively. Each reporting unit constitutes a business under the definition provided by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business. The Company assigns goodwill at the business unit/reporting unit level at the time of acquisition, where applicable, as each business unit operates independently from the other business units and is evaluated at the business unit level for financial performance.
     The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year five of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. An annual assessment was performed and the Company determined that no impairment existed at November 1, 2006 or November 1, 2005.
     Property, plant and equipment is recorded at cost and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3-20 years
     The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2006 or 2005.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Revenue Recognition
     The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery, or at the time services are performed for its toll processing services. Shipping and handling charges are included as revenue in net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third-party carriers are not material and are typically included in cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2006, 2005 and 2004, shipping and handling costs included in “Warehouse, delivery, selling, general and administrative expenses” were approximately $142,697,000, $75,868,000, and $71,615,000, respectively.
Segment Information
     The Company has one reportable business segment – metals service centers. The acquisitions made during 2006 did not result in new segments.
     Although a variety of products or services are sold at each of the Company’s various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2006	2005	2004
Carbon steel	49%	55%	59%
Aluminum	18	20	18
Stainless and alloy steel	24	15	14
Toll processing	2	4	4
Other	7	6	5

Total	100%	100%	100%

Stock-Based Compensation
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
     The Company recognizes the cost of all employee and director stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Since the Company has selected the modified prospective method of transition, the prior periods have not been restated. Prior to adopting SFAS No. 123R, the Company applied APB Opinion No. 25, and related Interpretations in accounting for its stock-based compensation plans. All stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants prior to 2006.
     Under this transition method, stock based compensation cost recognized for the year ended December 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, and (ii) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006. The stock-based compensation expense recorded in accordance with FAS 123R was $6,060,000 for the year ended December 31, 2006 recorded in Warehouse, delivery, selling, general and administrative expense caption of the Company’s Consolidated Statement of Income.
     Also, in November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. The Company elected not to adopt the alternative transition

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
method provided in the FASB Staff Position and followed the original guidance in SFAS No. 123R for calculating the pool of excess tax benefits.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R during the prior periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share
	amounts)
Reported net income	$205,437	$169,728
Stock-based compensation cost, net of tax	2,954	1,149

Pro forma net income	$202,483	$168,579

Earnings per share from continuing operations:
Basic – reported	$3.12	$2.61

Basic – pro forma	$3.07	$2.60

Diluted – reported	$3.10	$2.60

Diluted – pro forma	$3.06	$2.58

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
Foreign Currencies
     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “Accumulated Other Comprehensive Income (Loss)” component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations and were not material in each of the three years in the period ended December 31, 2006.
Impact of Recently Issued Accounting Standards
     In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC’s rule, SFAS No. 123R became effective for the Company for annual, rather than interim, periods that began after June 15, 2005. The Company began applying this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, vested or cancelled after that date. The implementation of this standard is further discussed in Note 10, Stock Option Plans.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or as of January 1, 2007 for the Company. Although the Company is currently under audit by various tax authorities, the Company does not believe the adoption of FIN No. 48 will have a material impact on its beginning retained earnings.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In September 2006 the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of its defined benefit and postretirement plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit and postretirement plans resulted in a decrease in Shareholders’ Equity of $3,716,000, which was net of a tax benefit of $2,293,000. The implementation of this standard is further discussed in Note 11, Employee Benefit Plans.
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
     Effective May 1, 2002, the Agreement was amended and one additional membership unit was issued to the Company, giving the Company 50.5% of the outstanding membership units. As part of the amendment, all super-majority and unanimous voting rights included in the Agreement were eliminated, among other changes. Due to this change in ownership structure, the Company began consolidating American Steel’s financial results as of May 1, 2002. In January 2006, the Company purchased the remaining 49.5% interest in American Steel and began including 100% of American Steel’s earnings in its consolidated results of operations.
     In October 2005, the Company, with its partner Manufacturing Network Pte. Ltd. (“MNPL”), a Singapore company, formed Reliance Pan Pacific Pte., Ltd. (“Reliance Pan Pacific”). Reliance Pan Pacific, a Singapore company, is 70%-owned by the Company and 30%-owned by MNPL. Reliance Pan Pacific had no activity in 2005. In March 2006, Reliance Pan Pacific purchased Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company based near Shanghai, China. The Company consolidates the financial results of Everest Metals.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
3. Acquisitions
2006 Acquisitions
Acquisition of Yarde Metals, Inc.
     On August 1, 2006, the Company acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut for approximately $100,000,000 plus the assumption of approximately $101,000,000 of Yarde Metals’ outstanding debt, net of cash acquired. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metals operates as a wholly-owned subsidiary of RSAC Management Corp. The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

As of August 1, 2006
(In thousands)
Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$10,244
Accounts receivable	53,448
Inventory	79,987
Property, plant and equipment	18,062
Goodwill	47,023
Intangible assets subject to amortization	3,100
Intangible assets not subject to amortization	22,900
Other current and long-term assets	5,743

Total assets acquired	240,507

Current and long-term debt	(111,168)
Other current and long-term liabilities	(29,204)

Total liabilities assumed	(140,372)

Net assets acquired/Purchase price	$100,135

     The acquisition of Yarde Metals was funded with borrowings on the Company’s syndicated credit facility and a short-term supplemental credit facility.
Acquisition of Earle M. Jorgensen Company
     On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”). EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. The Company paid $6.50 in cash and issued .1784 of a share of Reliance common stock for each outstanding share of EMJ common stock. The fraction of the share of Reliance common stock issued in exchange for each share of EMJ common stock as a result of the acquisition was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the acquisition became effective (“Average Stock Price”). The Average Stock Price for that 20-day period exceeded the upper limit of the 15% symmetrical collar established in the merger agreement. In accordance with this formula, Reliance issued 8,962,268 shares of its common stock in exchange for the 50,237,094 shares of outstanding EMJ common stock. The recorded value of the cash and stock consideration, in accordance with purchase accounting rules, was $13.64 per EMJ share, the stock portion of which was calculated using a Reliance per share price of $40.00 which was the 3-day average closing price as of the date the Average Stock Price exceeded the upper limit of the collar. The purchase also included the assumption of approximately $252,900,000 of EMJ outstanding debt, including $250,000,000 of 9.75% senior secured notes and $2,900,000 of other debt. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,882,000.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     The Company assumed an EMJ stock option plan and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Retirement Savings Plan. On June 28, 2006 the Company issued 78,288 shares of Reliance common stock to the EMJ Retirement Savings Plan. Additionally, EMJ paid out cash of $412,000 in lieu of 9,686 Reliance shares to terminated employees. At December 31, 2006 the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 170,032 shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements. EMJ now operates as a wholly-owned subsidiary of Reliance.
     The total cost of the acquisition, including cash and stock consideration, direct acquisition costs and value of vested options assumed, and allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

As of April 3, 2006
(In thousands)
Cash consideration	$326,546
Value of common stock and vested stock options	360,453
Cash out of certain EMJ stock options	29,456
Direct acquisition costs	12,882

Total purchase price	$729,337

Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$46,091
Accounts receivable	191,203
Inventory	344,446
Property, plant and equipment	185,366
Goodwill	351,480
Intangible assets subject to amortization	93,800
Intangible assets not subject to amortization	187,900
Other current and long-term assets	69,023

Total assets acquired	1,469,309

Current and long-term debt	(274,745)
Deferred income taxes	(157,938)
Other current and long-term liabilities	(307,289)

Total liabilities assumed	(739,972)

Net assets acquired/Purchase price	$729,337

     The cash portion of the acquisition was funded with borrowings on the Company’s existing syndicated credit facility.
Acquisition of Flat Rock Metal Processing L.L.C.
     In March 2006, Precision Strip, Inc., a wholly-owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with facilities in Perrysburg, Ohio; Eldridge, Iowa; and Portage, Indiana. The Flat Rock facilities in Perrysburg, Ohio and Eldridge, Iowa began operating as Precision Strip locations immediately after the acquisition date. The Portage, Indiana location became operational in September 2006. In July 2006, Precision Strip made a decision to close the Eldridge, Iowa facility and did so by the end of November 2006. Costs associated with the closure were minimal. Both Perrysburg, Ohio and Portage, Indiana locations process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. The purchase was funded with borrowings under the Company’s line of credit.
Acquisition of Everest Metals (Suzhou) Co., Ltd.
     Also in March 2006, Reliance Pan Pacific completed its purchase of Everest Metals, a metals service center company based near Shanghai, China. Reliance Pan Pacific is a joint venture company formed in October 2005 that is 70% owned by Reliance and 30% owned by Manufacturing Network Pte. Ltd., a Singapore based company. Manufacturing Network sold its 100%

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
interest in Everest Metals to Reliance Pan Pacific on March 1, 2006. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002.
Acquisition of the minority interest in American Steel, L.L.C.
     In January 2006, the Company purchased the remaining 49.5% of American Steel, from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006 the Company includes 100% of American Steel’s income in its financial results. American Steel operates as a wholly-owned subsidiary of Reliance.
2005 Acquisition
Acquisition of Chapel Steel Corp.
     On July 1, 2005, the Company acquired 100% of the outstanding capital stock of Chapel Steel Corp. (“Chapel Steel”), headquartered in Spring House (Philadelphia), Pennsylvania. The Company paid approximately $94,200,000 in cash for the equity of Chapel Steel and assumed approximately $16,800,000 of Chapel Steel’s debt. The Chapel Steel sellers were paid an additional amount in 2006 related to the Company’s election of Section 338(h)(10) treatment for income tax purposes, resulting in a goodwill addition of $894,000 for the year ended December 31, 2006.
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
     The acquisition was funded on July 1, 2005 with borrowings on the Company’s syndicated credit facility. The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed of Chapel Steel at the date of the acquisition:

At July 1, 2005
(in thousands)
Cash	$21
Accounts receivable	24,549
Inventory	26,261
Property, plant and equipment	11,076
Goodwill	43,843
Intangible assets subject to amortization	10,700
Intangible assets not subject to amortization	19,000
Other current and long-term assets	1,293

Total assets acquired	136,743

Capital lease obligations	(6,332)
Borrowings on line of credit	(16,780)
Other current liabilities	(18,342)

Total liabilities assumed	(41,454)

Net assets acquired	$95,289

     The acquisitions of Yarde Metals, EMJ, Flat Rock, Everest Metals, American Steel and Chapel Steel have been accounted for under the purchase method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price as of December 31, 2006 or 2005, as applicable.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     As part of the purchase price allocations of Yarde Metals, EMJ, and Chapel Steel, $22,900,000, $187,900,000 and $19,000,000, respectively, were allocated to the trade names acquired, none of which is subject to amortization. The Company determined that the trade name acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for Yarde Metals, EMJ, and Chapel Steel of $2,900,000, $85,700,000 and $10,600,000, respectively, with weighted average lives of 33.3, 25.0 and 8.5 years, respectively. The goodwill amounts from the acquisitions of Yarde Metals and Chapel are expected to be deducted for tax purposes in future years. The goodwill from the EMJ acquisition is not tax deductible.
Pro forma financial information
     The following unaudited pro forma summary financial results present the consolidated results of operations as if our significant acquisitions, Yarde Metals, EMJ and Chapel Steel, had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, and a provision for income taxes for Yarde Metals and Chapel Steel as they were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Yarde Metals, EMJ or Chapel Steel acquisitions been made as of January 1, 2006 or January 1, 2005, or of any potential results which may occur in the future.

	Year Ended December 31,
	2006	2005
	(In thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$6,485,639	$5,595,530
Net income	$375,240	$283,693
Earnings per share – diluted	$4.95	$3.77
Earnings per share – basic	$4.98	$3.79
4. Inventories
     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2006 and 2005, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $234,853,000 and $142,484,000, respectively. Inventories of $111,865,000 and $97,634,000 at December 31, 2006 and 2005, respectively, were stated on the FIFO method, which is not in excess of market.
5. Goodwill
     The changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2006 are as follows:

(In thousands)
Balance as of January 1, 2004	$325,305
Adjustment related to tax distributions for a prior acquisition	16,475

Balance as of December 31, 2004	341,780
Acquisition	42,950

Balance as of December 31, 2005	384,730
Acquisitions	399,247
Adjustment related to tax distributions for a prior acquisition	894

Balance as of December 31, 2006	$784,871

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
6. Intangible Assets, net
     At December 31, 2006 and 2005, intangible assets, net, consisted of the following:

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,353	$(6,005)	$6,053	$(5,912)
Loan fees	15,001	(5,237)	7,689	(4,938)
Customer list/relationships	107,200	(9,749)	17,900	(4,794)
Software – internal use	8,100	(607)	—	—
Other	421	(382)	429	(343)

	137,075	(21,980)	32,071	(15,987)

Intangible assets not subject to amortization:
Trade names	239,100	—	28,300	—

	$376,175	$(21,980)	$60,371	$(15,987)

     Amortization expense for intangible assets amounted to approximately $6,859,000, $4,125,000 and $3,208,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2007	$7,437
2008	7,047
2009	6,380
2010	6,306
2011	6,124
7. Cash Surrender Value of Life Insurance, net
     The Company’s wholly-owned subsidiary, EMJ, is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former Stock Bonus Plan (now Retirement Savings Plan) and shares held individually by employees upon the termination of their employment. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.
     Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend rates for most of the policies held by EMJ are fixed at 11.26%. Income earned under the policies held by EMJ totaled $20,346,000 during the period from April 3, 2006 through December 31, 2006, and is recorded in Other income, net, in the accompanying statements of income.
     EMJ has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on loans against those policies, for repurchases of shares, and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of December 31, 2006, loans and accrued interest outstanding on EMJ’s life insurance policies were approximately $251,841,000 and $8,700,000 was available for future borrowings. Interest expense on borrowings on cash surrender values made by EMJ totaled $20,230,000 from April 3, 2006 through December 31, 2006, and is included in the Other income, net caption in the accompanying statements of income. The cash surrender value of all life insurance policies held by the Company, net of loans and related accrued interest, were $41,190,000 and $7,299,000 as of December 31, 2006 and 2005, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
8. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	December 31,
	2006	2005
	(In thousands)
Revolving line of credit ($1,100,000,000 limit) due November 9, 2011, interest at variable rates (based on LIBOR plus 0.55% or the bank’s prime rate as of December 31, 2006), weighted average rate of 6.57% during the period from November 9, 2006 to December 31, 2006	$203,000	$—
Senior unsecured notes due from January 2, 2007 to January 2, 2009, weighted average fixed interest rate of 7.33% at December 31, 2006 and December 31, 2005	30,000	30,000
Senior unsecured notes due January 2, 2008, weighted average fixed interest rate of 7.08% and 7.06% at December 31, 2006 and December 31, 2005, respectively	30,000	55,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010, weighted average fixed interest rate of 6.66% and 6.60% at December 31, 2006 and December 31, 2005, respectively	103,000	127,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at December 31, 2006 and December 31, 2005	135,000	135,000
Senior unsecured notes due November 15, 2016, fixed interest rate of 6.20%, comprised of $350,000,000 of principal balance net of $957,000 of unamortized debt discount	349,043	—
Senior unsecured notes due November 15, 2036, fixed interest rate of 6.85%, comprised of $250,000,000 of principal balance net of $1,407,000 of unamortized debt discount	248,593	—
Senior notes due June 1, 2012, fixed interest rate of 9.75%, comprised of $250,000 of principal balance and $19,000 of unamortized debt premium	269	—
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; variable interest rate of 3.80% and 3.55% at December 31, 2006 and 2005, respectively	2,050	2,250
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; variable interest rate of 4.11% and 3.73% at December 31, 2006 and 2005, respectively	1,225	1,550
Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest rate of 5.25%	2,155	—
Revolving short term credit facility (reduced to CDN$10,000,000 credit limit on 12/20/06) for operations in Canada, interest at variable rates	—	—
Revolving short term $4,000,000 credit facility for operations in China, interest rate of 6.0% at December 31, 2006	1,017	—

Total	1,105,352	350,800
Less amounts due within one year	(22,257)	(49,525)

Total long-term debt	$1,083,095	$301,275

On June 13, 2005, the Company entered into a five year, unsecured syndicated credit agreement with fifteen banks as lenders for a revolving line of credit with a borrowing limit of $600,000,000 which was increased to $700,000,000 effective April 3, 2006. In connection with the acquisition of Yarde Metals, on July 31, 2006, the Company entered into a $100,000,000, 364-day, unsecured credit facility with its lead bank with substantially the same terms and conditions as the Company’s syndicated credit facility. On November 9, 2006, the Company amended and restated its syndicated credit agreement to allow for increased borrowings of up to $1,100,000,000. This five-year, unsecured syndicated credit facility, which replaced the $700,000,000 and $100,000,000 existing bank credit lines, has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval.
     At December 31, 2006, the Company had $30,067,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $94,933,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at December 31, 2006.
     To complete the acquisition of EMJ, the Company entered into amendments to its credit facility and private placement notes to allow for the assumption of all obligations under EMJ’s 9.75% senior secured notes, due 2012, in the total principal amount of approximately $250,000,000, as well as approximately $2,900,000 of other existing debt. The first call date on the EMJ senior secured notes was June 1, 2007 at 104.875% of the face value. The EMJ notes included a change of control provision that

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
allowed the noteholders to put their notes to the Company at 101% of the face value. Only $5,000 of the senior secured notes were put back to the Company and paid subsequent to the acquisition of EMJ.
     On October 12, 2006, EMJ made a cash tender offer to purchase any and all of its outstanding 9.75% senior secured notes and solicited consent to amend the indenture governing the notes to eliminate substantially all of the restrictive covenants and security interests in EMJ’s assets. The tender offer expired November 9, 2006 with sufficient notes tendered (approximately $249,675,000) to effect the requested amendments. The tender offer was made pursuant to the terms set forth in that Offer to Purchase and Consent Solicitation Statement that was filed by the Company with the SEC on a Current Report on Form 8-K on October 16, 2006.
     The total consideration for the EMJ notes was $1,069.85 per $1,000 principal amount of the notes, including a $20.00 payment (a “Consent Payment”), payable to noteholders who validly consented to the amendments. Holders who validly tendered their notes after the consent date were not eligible to receive the Consent Payment. In addition, all holders whose notes were purchased pursuant to the tender offer were paid accrued and unpaid interest on their purchased notes up to, but not including, the settlement date of November 9, 2006. The Company funded the purchase of tendered notes through its syndicated credit facility. Notes with a total principal amount of $249,745,000 were tendered and purchased, which had an aggregate carrying value of approximately $269,450,000, inclusive of unamortized debt premium. The gain from this debt extinguishment of approximately $2,264,000 has been included in the Other income, net caption of the statement of operations.
     On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000,000 of unsecured debt securities which are guaranteed by all of the direct and indirect, wholly-owned domestic subsidiaries of the Company and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of Reliance’s foreign subsidiaries or its non-wholly-owned domestic subsidiaries is a guarantor. The total debt issued was comprised of two tranches, (a) $350,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and will rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. Reliance, at its option, may redeem all or part of the notes of either series at any time prior to their maturity by paying a redemption price equal to the greater of 100% of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments (as defined in the Indenture), plus, in each case, accrued and unpaid interest thereon to, but not including, the redemption date. The proceeds from the notes were used to pay down outstanding borrowings on the $1,100,000,000 credit facility.
     The Company also has $298,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.08% and have an average remaining life of 3.8 years, maturing from 2007 to 2013.
     The $1,100,000,000 syndicated credit agreement and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things.
     The following is a summary of aggregate maturities of long-term debt for each of the next five years (in thousands):

2007	$22,257
2008	56,365
2009	11,425
2010	78,250
2011	263,250
Thereafter	676,150

$1,107,697

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
9. Income Taxes
     Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. The Company is subject to audits by various tax authorities which may result in material adjustments to income tax amounts previously reported by the Company. Due to the uncertainty of the timing of potential audits and adjustments that may result from these audits, no estimate of a possible range of loss may be made by the Company as of December 31, 2006.
     As of December 31, 2006, the Company had available federal and state net operating loss carryforwards (“NOL’s”) of $21,695,000 and $487,000, respectively, to offset future income taxes, expiring in years 2007 through 2025. Additionally, as of December 31, 2006, the Company had $32,167,000 of minimum tax credits. The federal NOL’s and the minimum tax credits were from the acquisition of EMJ and are subject to an annual limitation amount. The ultimate realization of the federal and state benefits of the loss and credit carryforwards are dependent on future profitable operations. The Company believes that it will be able to realize its NOL’s and credits within their respective carryforward periods.
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$34,859	$18,519
Inventory costs capitalized for tax purposes	10,896	8,027
Bad debt	5,643	3,861
LIFO inventory	—	1,697
Tax credits	32,415	—
Net operating loss carryforwards	7,910	—
Other	9,701	3,897

Total deferred tax assets	101,424	36,001

Deferred tax liabilities:
Tax over book depreciation	(82,451)	(38,256)
Goodwill	(142,017)	(27,635)
LIFO inventory	(81,967)	—
Other	(323)	(131)

Total deferred tax liabilities	(306,758)	(66,022)

Net deferred tax liabilities	$(205,334)	$(30,021)

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$166,577	$108,612	$85,033
State	23,013	16,156	11,929
Foreign	3,397	820	511

	192,987	125,588	97,473

Deferred:
Federal	16,654	1,935	3,816
State	6,660	(671)	(400)
Foreign	324	923	(649)

	23,638	2,187	2,767

	$216,625	$127,775	$100,240

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.9	3.2	2.9
Other	(1.0)	0.1	(0.8)

Effective tax rate	37.9%	38.3%	37.1%

     At December 31, 2006, unremitted earnings of subsidiaries outside of the United States were approximately $35,700,000, on which no United States taxes had been provided. The Company’s current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings. Valex Korea qualifies for a tax holiday in Korea which consists of a seven-year full exemption from corporate income tax followed by a 50% exemption for the succeeding three years. The exemption is limited to the amount of the Company’s initial investment in Valex Korea. The tax holiday began the first year the subsidiary generated taxable income after utilization of any carryforward losses, which was in 2003. The dollar effect of the tax savings from the tax holiday were $552,000, or $0.01 per diluted share in 2006, $973,000, or $0.01 per diluted share, in 2005, and $1,248,000, or $0.02 per diluted share in 2004.
     The American Jobs Creation Act of 2004 (the “Jobs Act”) introduced a number of changes to the income tax laws which may affect the Company in future years. A special one-time tax deduction was created relating to the repatriation of certain foreign earnings to the United States, provided certain conditions are met. The Company did not repatriate any earnings that were subject to this deduction. The Jobs Act also provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Although the Company has not taken any deductions for qualified domestic production activities, the Company will continue to evaluate what, if any, benefits may result from this deduction in the future years.
10. Stock Option Plans
     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (“the 1994 Plan”). The 1994 Plan expired by its terms on December 31, 2003. There are 745,300 options granted and outstanding under the 1994 Plan as of December 31, 2006. The 1994 Plan provided for granting of stock options that were either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options were required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options could not be granted longer than 10 years from the date of the 1994 Plan. All options granted have five-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.
     In May 2004, the Board of Directors of the Company (the “Board”) adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserved 6,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. On May 17, 2006 the 2004 Plan was amended to allow the Board to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 6,000,000 shares to 10,000,000 shares, and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. There are 8,129,000 shares available for issuance with 1,871,000 options granted and outstanding under the 2004 Plan as of December 31, 2006. The 2004 Plan, as amended, provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options cannot be granted longer than 10 years from the date of the plan. All options granted as of December 31, 2006, have five-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. In February 1999, the Directors Plan was amended to allow the Board authority to grant additional options to acquire the Company’s common stock to non-employee directors. In May 2004 the Directors Plan was amended so that any unexpired stock options granted under the Directors Plan to a non-employee director that retires from the Board of Directors at or after the age of 75 become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. In May 2005, after approval of the Company’s shareholders, the Directors Plan was further amended and restated providing that options to acquire 6,000 shares of Common Stock would be automatically granted to each non-employee director each year and would become 100% exercisable after one year. Once exercisable, the options would remain exercisable until that date which is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 374,000 shares reserved as of May 2005 to 500,000 shares. Options under the Directors Plan are non-qualified stock options, with an exercise price at least equal to fair market value at the date of grant. All options granted prior to May 2005 expire five years from the date of grant. None of these stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. As of December 31, 2006, there were 335,750 options available for issuance with 149,250 options granted and outstanding under the Directors Plan.
     In connection with the EMJ acquisition, the Company assumed the EMJ incentive stock option plan (“EMJ Plan”) and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. The exchange of the options was accounted for similar to a modification in accordance with SFAS 123(R). The value of the vested options assumed has been included as part of the EMJ purchase price and the value of the unvested options is being recognized to expense over the remaining vesting periods of the respective options. Options granted under the EMJ plan have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant. As of December 31, 2006, there were 22,097 options available for issuance with 241,862 options granted and outstanding under the EMJ Plan.
     Stock option activity under all the plans, including the EMJ plan assumed by the Company, is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate Intrinsic
		Average	Term	Value
Stock Options	Shares	Exercise Price	(In years)	(In thousands)
Outstanding at January 1, 2004	2,974,950	$12.19
Granted	45,000	$16.06
Exercised	(873,600)	$11.60
Expired or forfeited	(93,450)	$11.40

Outstanding at December 31, 2004	2,052,900	$12.56
Granted	2,021,000	$24.46
Exercised	(866,900)	$12.47
Expired or forfeited	(48,000)	$12.47

Outstanding at December 31, 2005	3,159,000	$20.20
Granted	42,000	$43.34
Assumed in acquisition	287,886	$25.13
Exercised	(438,290)	$16.23
Expired or forfeited	(43,184)	$22.36

Outstanding at December 31, 2006	3,007,412	$21.54	3.7	$53,642,000

Exercisable at December 31, 2006	952,328	$18.51	3.2	$19,872,000

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Weighted average assumptions used:
Risk free interest rate	4.75%	4.25%	3.25%
Expected life in years	5.8	4.0	4.0
Expected volatility	.38	.27	.28
Expected dividend yield	.46%	.80%	.72%
Estimated annual forfeiture rate	1.70%	—	—
     The total intrinsic value of all options exercised during the years ended December 31, 2006, 2005, and 2004 were $9,594,000, $9,110,000 and $5,032,000, respectively.
     A summary of the status of the Company’s non-vested stock options as of December 31, 2006 and changes during the year then ended is as follows:

		Weighted
		Average Grant
Non-vested Options	Shares	Date Fair Value
Non-vested at December 31, 2005	2,882,750	$5.45
Granted	42,000	$15.79
Assumed in acquisition	201,018	$28.91
Forfeited or expired	(43,184)	$15.52
Vested	(1,027,500)	$4.83

Non-vested at December 31, 2006	2,055,084	$8.05

     As of December 31, 2006, there was approximately $11,500,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 2-year period or a weighted average period of 1.5 years.
     Proceeds from option exercises under all stock option plans for the years ended December 31, 2006, 2005 and 2004 were $7,115,000, $10,811,000, and $10,130,000, respectively. The tax benefit realized from option exercises during the years ended December 31, 2006, 2005 and 2004 were $3,555,000, $3,476,000, and $1,905,000, respectively.
     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Average Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price of Options
Exercise Price	December 31, 2006	In Years	Exercise Price	December 31, 2006	Exercisable
$ 8-$ 9	30,000	1.4	$8.56	22,500	$8.56
$12-$14	745,300	1.7	$12.56	421,300	$12.58
$16-$19	77,250	5.1	$17.06	54,750	$17.46
$20-$27	2,112,862	4.3	$24.63	453,778	$24.64
$40-$44	42,000	9.4	$43.34	—	$—

$ 8-$44	3,007,412	3.7	$21.54	952,328	$18.51

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
11. Employee Benefits
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
     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2006.
Supplemental Executive Retirement Plans
     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. Separate SERP plans exist for two wholly-owned subsidiaries of the Company, Chatham Steel Corporation and American Steel, LLC., each of which provides postretirement pension benefits to its respective key employees. Additionally, as part of the acquisition of EMJ, the Company assumed another unfunded SERP plan that provides benefits to certain retired participants which has been frozen to include only existing participants. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with values of $12,556,000 and $12,379,000 at December 31, 2006 and 2005, respectively.
     The net periodic pension costs for the SERP plans were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$568	$414	$393
Interest cost	1,125	863	796
Recognized losses	496	159	113
Prior service cost recognized	196	196	196

	$2,385	$1,632	$1,498

     The following is a summary of the status of the funding of the SERP plans:

	Year Ended December 31,
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$15,839	$14,124
Assumed in acquisition	665	—
Service cost	568	414
Interest cost	1,125	863
Actuarial losses	2,632	1,137
Benefits paid	(757)	(699)

Benefit obligation at end of year	$20,072	$15,839

Funded status

Unfunded status of the plan	$(20,072)	$(15,839)

Unrecognized net actuarial losses		3,278
Unamortized prior service cost		587

Net amount recognized		$(11,974)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

	Year Ended December 31,
	2006	2005
	(in thousands)
Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	5,415	N/A
Unamortized prior service cost	391	N/A

	$5,806	N/A

Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(751)	$—
Accrued benefit liability (long-term)	(19,321)	(13,049)
Accumulated other comprehensive loss	5,806	1,075

Net amount recognized	$(14,266)	$(11,974)

     The accumulated benefit obligation for all SERP plans was $13,217,000 and $11,064,000 at December 31, 2006 and 2005, respectively.
     In determining the actuarial present value of projected benefit obligations for the Company’s SERP plans, the assumptions were as follows:

	2006	2005	2004
Weighted average assumptions
Discount rate	5.50% - 6.00%	6.00%	6.00%
Rate of compensation increase	3.0% - 6.0%	3.0% - 6.0%	3.0% - 6.0%
Defined Benefit Plans
     Through the purchase of the net assets of the steel service centers division of Pitt-Des Moines, Inc. on July 2, 2001, the Company, through its subsidiary PDM Steel Service Centers, Inc., maintains defined benefit pension plans for certain of its employees. The Company also maintains a defined benefit pension plan for the employees of its subsidiary Durrett Sheppard Steel Co., Inc. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. The PDM Merit Shop Defined Benefit Pension Plan (“Merit Plan”), a non-union plan, was frozen effective December 31, 2003 and subsequently terminated effective December 31, 2004. All existing participants in the Merit Plan became 100% vested in their accrued benefits as of the termination date. Distributions to participants were made in 2006 resulting in settlement expense of approximately $823,000. The affected participants under the Merit Plan are eligible to participate in the Company’s Master Plan. Also, effective May 1, 2006, the Employee’s Retirement Plan of Durrett Sheppard Steel Co., Inc. was frozen resulting in a curtailment gain of approximately $158,000. The Durrett Sheppard employees participate in the Master Plan.
     Through the acquisition of EMJ on April 3, 2006, the Company assumed EMJ’s noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union.
     The net periodic pension costs for all the defined benefit pension plans covering certain employees were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$721	$371	$318
Interest cost	1,227	491	423
Expected return on plan assets	(1,294)	(545)	(500)
Curtailment/settlement expense recognized	665	—	—
Prior service cost recognized	2	(5)	(5)
Amortization of loss	41	55	2

	$1,362	$367	$238

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     The following is a summary of the status of the funding of the defined benefit plans:

	Year Ended December 31,
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$9,789	$8,366
Assumed in acquisition	20,573	—
Service cost	721	371
Interest cost	1,227	491
Actuarial losses	632	904
Benefits paid	(4,132)	(343)
Curtailments or settlements	(1,275)	—
Discount rate changes	545	—

Benefit obligation at end of year	$28,080	$9,789

	Year Ended December 31,
	2006	2005
Change in plan assets
Fair value of plan assets	$7,636	$6,866
Acquired in acquisition	13,659	—
Actual return on plan assets	2,126	527
Employer contributions	2,250	601
Benefits paid	(4,132)	(358)

Fair value of plan assets at end of year	$21,539	$7,636

Funded status

Unfunded status of the plan	$(6,542)	$(2,153)

Unrecognized net actuarial losses		2,270
Unamortized prior service cost		39

Net amount recognized		$156

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	610	N/A
Unamortized prior service cost	62	N/A

	$672	N/A

Amounts recognized in the statement of financial position
Accrued benefit liability	$(6,714)	$(1,413)
Prepaid benefit cost	172	527
Intangible asset	—	8
Accumulated other comprehensive loss	672	1,034

Net amount recognized	$(5,870)	$156

     The accumulated benefit obligation for all defined benefit pension plans was $28,080,000 and $8,513,000 at December 31, 2006 and 2005, respectively.

	Year Ended December 31,
	2006	2005
	(in thousands)
Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$22,568	$7,033
Projected benefit obligation	22,568	8,310
Fair value of plan assets	15,737	6,106

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     In determining the actuarial present value of projected benefit obligations for the Company’s defined benefit plans, the assumptions were as follows:

	December 31,
	2006	2005
Weighted average assumptions to determine benefit obligations
Discount rate	5.5% - 6.0%	5.2% - 6.0%
Expected long-term rate of return on plan assets	7.5% - 8.5%	7.5% - 8.5%
Rate of compensation increase	N/A	4.0%

	Year Ended December 31,
	2006	2005	2004
Weighted average assumptions to determine net cost
Discount rate	5.2% - 6.0%	5.3% - 6.25%	5.6% - 6.0%
Expected long-term rate of return on plan assets	7.5% - 8.5%	7.5% - 8.5%	7.5% - 8.5%
Rate of compensation increase	N/A	4.0%	4.0%
     The weighted-average asset allocations of the Company’s defined benefit plans at December 31, 2006 and 2005, by asset category, are as follows:

	2006	2005
Plan Assets
Equity securities	63%	69%
Debt securities	32	25
Other	5	6

Total	100%	100%

     The above asset allocations are in line with the Company’s target asset allocation ranges which are as follows: equity securities 50% to 80%, debt securities 20% to 60%, and other assets of 0% to 10%. The Company establishes its estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. In 2006, the assets of the terminated defined benefit plan were transferred to more liquid assets and subsequently distributed. The Company uses a measurement date of December 31 for its SERP and defined benefit plans. Employer contributions to the SERP and defined benefit plans during 2007 are expected to be $874,000 and $1,515,000, respectively.
Postretirement Medical Plan
     In addition to the Company’s defined benefit pension plans, the Company’s wholly-owned subsidiary EMJ sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over three years.
     Components of the net periodic pension expense associated with the Postretirement Plan from April 3, 2006, EMJ acquisition date, through December 31, 2006, are as follows:

Year Ended
December 31,
2006
(in thousands)
Service cost	$349
Interest cost	301

$650

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan from April 3, 2006, the EMJ acquisition date, through December 31, 2006:

Year Ended
December 31,
2006
(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$—
Assumed in acquisition	6,548
Service cost	349
Interest cost	301
Benefit payments	(86)
Actuarial loss	1,076

Benefit obligation at end of year	$8,188

Unfunded Status	$(8,188)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$1,076

Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(85)
Accrued benefit liability (long-term)	(8,103)
Accumulated other comprehensive loss	1,076

Weighted average assumptions as of December 31
Discount rate	5.5%
Health care cost trend rate	9.0%
Measurement date for assets and liabilities	2010
     The health care cost trend rate of 9.0% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease 1.0% per year to 5.0% for 2010 and remain at that level thereafter. Assumed health care trend rates have a significant effect on the amounts reported for the Company’s Postretirement Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in thousands)
Effect on total service and interest cost components	$99	$(84)
Effect on postretirement benefit obligation	993	(855)
     The following is a summary of benefit payments under the Company’s various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined	Post Retirement
	SERP Plans	Benefit Plans	Medical Plan
	(in thousands)
2007	$851	$954	$329
2008	864	1,036	304
2009	1,079	1,137	319
2010	1,026	1,265	339
2011	1,054	1,381	413
2012 – 2016	7,614	9,486	2,678

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Adoption Impact of SFAS No. 158
     The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit and postretirement plans resulted in a decrease in Shareholders’ Equity of $3,716,000, which was net of a tax benefit of $2,293,000.
     The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

		Defined	Post Retirement
	SERP Plans	Benefit Plans	Medical Plan
	(in thousands)
Actuarial loss	$454	$16	$86
Prior service cost	196	6	—

Total	$650	$22	$86

     The incremental effect of applying SFAS No. 158 on individual lines of the Consolidated Balance Sheet at December 31, 2006, was:

		Incremental
	Before	Effect of	After
	Application of	Applying SFAS	Application of
	SFAS No. 158	No. 158	SFAS No. 158
	(in thousands)
Liabilities:
Deferred income taxes	$183,921	$(2,293)	$181,628
Current and long-term retirement costs	40,937	6,009	46,946

Shareholders’ Equity:
Accumulated other comprehensive income (loss)	2,085	(3,716)	(1,631)
     The measurement dates of the assets and liabilities of all plans presented above for 2006 and 2005 were December 31, 2006 and December 31, 2005, respectively.
Supplemental Bonus Plan
     In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. On June 28, 2006 the Company issued 78,288 shares of Reliance common stock to the plan. Additionally, EMJ paid out cash of $412,000 in lieu of 9,686 Reliance shares to terminated employees. At December 31, 2006, the remaining obligation to contribute cash to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 170,032 shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Contributions to Company Sponsored Retirement Plans
     The Company’s contribution expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Master Plan	$8,116	$7,035	$6,241
Other Defined Contribution Plans	7,987	3,926	3,628
Employee Stock Ownership Plan	1,000	1,000	1,000
Supplemental Executive Retirement Plans	2,385	1,632	1,498
Defined Benefit Plans	1,362	367	238
Post-Retirement Medical Plan	650	—	—

	$21,500	$13,960	$12,605

Key-Man Incentive Plan
     The Company has a “Key-Man Incentive Plan” (the “Incentive Plan”) for division managers and corporate officers, which is administered by the Compensation and Stock Option Committee of the Board. For 2006 and 2005, this incentive compensation bonus was payable 75% in cash and 25% in the Company’s common stock, with the exception of the bonus to officers, which may be paid 100% in cash at the discretion of the individual. The Company accrued $7,638,000 and $6,863,000 under the Incentive Plan as of December 31, 2006 and 2005, respectively. In March 2006 and 2005, the Company issued 5,202 and 11,164 shares of common stock to employees under the incentive bonus plan for the years ended December 31, 2005 and 2004, respectively. The Company had 168,994 shares of common stock available for issuance under the Incentive Plan as of December 31, 2006.
12. Shareholders’ Equity
Common Stock
     The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company paid a regular quarterly cash dividend on its common stock of $0.06 per share as of December 31, 2006, which was increased to $0.08 per share effective for the 2007 first quarter dividend. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders.
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
Share Repurchase Program
     In August 1998, the Board approved the purchase of up to an additional 7,500,000 shares of the Company’s outstanding common stock through its Stock Repurchase Plan (“Repurchase Plan”), for a total of up to 12,000,000 shares. The Repurchase Plan was initially established in December 1994 and authorized the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. In May 2005, the Board amended and restated the Repurchase Plan to authorize the purchase of up to an additional 12,000,000 shares of the Company’s common stock and to extend the term of the Repurchase Plan for ten years, to December 31, 2014. Repurchased shares are treated as authorized but unissued shares. As of December 31, 2006, and prior to the additional authorization in May 2005, the Company had repurchased a total of 11,076,550 shares of its common stock under the Repurchase Plan, at an average cost of $7.47 per share. The Company has not repurchased any shares since 2000.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
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
Accumulated Other Comprehensive (Loss) Income
     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive (loss) income as non-stockholder changes in equity. Accumulated other comprehensive (loss) income included the following:

	December 31,
	2006	2005
	(in thousands)
Foreign currency translation adjustments	$2,721	$1,500
Unrealized gain on investments	245	129
Minimum pension liability	(4,597)	(1,304)

	$(1,631)	$325

     Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized gain on investments and minimum pension liability are net of deferred income taxes of ($151,000) and $2,836,000, respectively, as of December 31, 2006 and ($79,000) and $804,000, respectively, as of December 31, 2005.
13. Commitments and Contingencies
Lease Commitments
     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2026. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2006 (in thousands):

	Operating	Capital
	Leases	Leases
2007	$41,219	$780
2008	34,630	780
2009	26,596	780
2010	21,185	780
2011	17,811	780
Thereafter	68,738	2,657

	$210,179	$6,557

Less interest		(1,042)

Capital lease obligations		5,515
Less current portion		(559)

Long-term capital lease obligations		$4,956

     Total rental expense amounted to $43,096,000, $22,145,000, and $21,625,000 for 2006, 2005 and 2004, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amount of $1,706,000, $3,766,000, and $3,812,000 for 2006, 2005 and 2004, respectively. These related party leases are for buildings related to certain of the companies we have acquired and expire in various years through 2021.
     Also, in connection with the Chapel Steel acquisition, the Company acquired noncancelable capital leases related to three buildings with terms expiring in various years through 2016. At December 31, 2006, total obligations under these capital leases were $5,515,000. The carrying value and accumulated depreciation of those leases at December 31, 2006 were $8,100,000 and $1,228,000, respectively. All three capital leases are with related parties who are not executive officers of the Company.
Collective Bargaining Agreements
     At December 31, 2006, approximately 15% of the Company’s total employees were covered by collective bargaining agreements, which expire at various times over the next four years. Approximately 3% of the Company’s employees were covered by collective bargaining agreements that expire during 2007.
Environmental Contingencies
     The Company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. Although the Company believes it is in material compliance with laws and regulations, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.
     Prior to our acquisition of EMJ on April 3, 2006, EMJ was involved in the investigation and remediation of environmental issues at two sites. Annual costs associated with these activities are not material and the Company does not anticipate significant additional expenditures related to these matters.
Legal Matters
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company. The Company maintains various liability insurance coverages to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
14. Earnings Per Share
     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income	$354,507	$205,437	$169,728

Denominator:
Denominator for basic earnings per share – weighted average shares	73,134	65,870	64,960

Effect of dilutive securities:
Stock options	466	325	391

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,600	66,195	65,351

Earnings per share from continuing operations – diluted	$4.82	$3.10	$2.60

Earnings per share from continuing operations – basic	$4.85	$3.12	$2.61

     The computations of earnings per share for the years ended December 31, 2006 and 2005 do not include 42,000 and 1,985,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the year ended December 31, 2004.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
15. Condensed Consolidating Financial Statements
     In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600,000,000 at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying combined and consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loan. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.
Condensed Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

			Non-
		Guarantor	Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$(8,721)	$56,466	$9,730	$—	$57,475
Accounts receivable, less allowance for doubtful accounts	87,570	545,931	32,585	187	666,273
Inventories	79,901	785,855	38,562	—	904,318
Intercompany receivables	655	2,781	338	(3,774)	—
Prepaid expenses and other current assets	—	46,335	1,247	(259)	47,323

Total current assets	159,405	1,437,368	82,462	(3,846)	1,675,389

Investments in subsidiaries	1,279,528	1,189,399	—	(2,468,927)	—
Property, plant and equipment, net	87,365	640,014	15,293	—	742,672
Goodwill	15,328	766,839	2,704	—	784,871
Intangible assets, net	5,591	348,581	23	—	354,195
Intercompany receivables	389,486	—	—	(389,486)	—
Other assets	526	56,062	922	(464)	57,046

Total assets	$1,937,229	$4,438,263	$101,404	$(2,862,723)	$3,614,173

Liabilities & Shareholders’ Equity
Accounts payable	$30,885	$291,204	$22,041	$(3,774)	$340,356
Accrued compensation and retirement costs	10,199	78,960	3,746	—	92,905
Other current liabilities	7,598	84,123	3,013	(72)	94,662
Current maturities of long-term debt	20,200	1,040	1,017	—	22,257
Current maturities of capital lease obligations	—	559	—	—	559

Total current liabilities	68,882	455,886	29,817	(3,846)	550,739

Long-term debt	877,486	205,609	—	—	1,083,095
Intercompany borrowings	—	379,427	10,059	(389,486)	—
Deferred taxes and other long-term liabilities	—	232,330	1,611	—	233,941

Total shareholders’ equity	990,861	3,165,011	59,917	(2,469,391)	1,746,398

Total liabilities and shareholders’ equity	$1,937,229	$4,438,263	$101,404	$(2,862,723)	$3,614,173

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Condensed Consolidating Balance Sheet
As of December 31, 2005
(in thousands)

			Non-
		Guarantor	Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$(7,912)	$35,717	$7,217	$—	$35,022
Accounts receivable, less allowance for doubtful accounts	70,533	288,372	12,640	(1,614)	369,931
Inventories	58,659	304,318	24,408	—	387,385
Prepaid expenses and other current assets	110	15,659	3,240	—	19,009
Deferred income taxes	—	35,868	133	—	36,001

Total current assets	121,390	679,934	47,638	(1,614)	847,348

Investments in subsidiaries	571,358	989,050	—	(1,560,408)	—
Property, plant and equipment, net	66,692	403,405	9,622	—	479,719
Goodwill	12,437	372,293	—	—	384,730
Intangible assets, net	906	43,442	36	—	44,384
Intercompany receivables	212,919	—	—	(212,919)	—
Other assets	552	12,653	148	(464)	12,889

Total assets	$986,254	$2,500,777	$57,444	$(1,775,405)	$1,769,070

Liabilities & Shareholders’ Equity
Accounts payable	$39,382	$146,322	$4,494	$(1,614)	$188,584
Accrued compensation and retirement costs	8,418	42,023	1,913	—	52,354
Other current liabilities	2,169	38,657	1,994	—	42,820
Current maturities of long-term debt	49,200	325	—	—	49,525
Current maturities of capital lease obligations	—	536	—	—	536

Total current liabilities	99,169	227,863	8,401	(1,614)	333,819

Long-term debt	300,050	1,225	—	—	301,275
Intercompany borrowings	—	190,264	22,655	(212,919)	—
Deferred taxes and other long-term liabilities	—	104,125	604	(618)	104,111

Total shareholders’ equity	587,035	1,977,300	25,784	(1,560,254)	1,029,865

Total liabilities and shareholders’ equity	$986,254	$2,500,777	$57,444	$(1,775,405)	$1,769,070

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Condensed Consolidating Statement of Income
For the year ended December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$869,775	$4,706,300	$200,457	$(33,924)	$5,742,608
Other income, net	959	22,657	505	(18,353)	5,768

	870,734	4,728,957	200,962	(52,277)	5,748,376

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	636,252	3,476,243	152,897	(34,006)	4,231,386
Warehouse, delivery, selling, general and administrative	127,589	666,462	31,570	(4,235)	821,386
Depreciation and amortization	7,590	53,938	946	—	62,474
Interest	29,274	45,837	617	(14,036)	61,692

	800,705	4,242,480	186,030	(52,277)	5,176,938

Income before minority interest and income taxes	70,029	486,477	14,932	—	571,438
Minority interest	—	—	(306)	—	(306)
Equity in earnings of subsidiaries	307,158	4,746	—	(311,904)	—

Income from continuing operations before income taxes	377,187	491,223	14,626	(311,904)	571,132
Provision for income taxes	27,426	183,478	5,721	—	216,625

Net income	$349,761	$307,745	$8,905	$(311,904)	$354,507

Condensed Consolidating Statement of Income
For the year ended December 31, 2005
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$736,804	$2,571,386	$77,385	$(18,524)	$3,367,051
Other income, net	435	12,625	(18)	(9,371)	3,671

	737,239	2,584,011	77,367	(27,895)	3,370,722

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	538,970	1,874,035	54,601	(18,606)	2,449,000
Warehouse, delivery, selling, general and administrative	112,820	384,945	13,862	(3,722)	507,905
Depreciation and amortization	6,924	39,157	550	—	46,631
Interest	26,513	3,924	352	(5,567)	25,222

	685,227	2,302,061	69,365	(27,895)	3,028,758

Income before minority interest and income taxes	52,012	281,950	8,002	—	341,964
Minority interest	—	(8,666)	(86)	—	(8,752)
Equity in earnings of subsidiaries	171,196	2,128	—	(173,324)	—

Income from continuing operations before income taxes	223,208	275,412	7,916	(173,324)	333,212
Provision for income taxes	19,900	105,650	2,225	—	127,775

Net income	$203,308	$169,762	$5,691	$(173,324)	$205,437

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Condensed Consolidating Statement of Income
For the year ended December 31, 2004
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$711,020	$2,190,330	$57,305	$(15,621)	$2,943,034
Other income, net	1,141	13,795	741	(11,509)	4,168

	712,161	2,204,125	58,046	(27,130)	2,947,202

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	514,534	1,572,436	39,581	(15,703)	2,110,848
Warehouse, delivery, selling, general and administrative	115,039	362,699	11,697	(5,548)	483,887
Depreciation and amortization	7,280	36,731	616	—	44,627
Interest	26,869	7,318	382	(5,879)	28,690

	663,722	1,979,184	52,276	(27,130)	2,668,052

Income before minority interest and income taxes	48,439	224,941	5,770	—	279,150
Minority interest	—	(8,193)	(989)	—	(9,182)
Equity in earnings of subsidiaries	139,988	(728)	—	(139,260)	—

Income from continuing operations before income taxes	188,427	216,020	4,781	(139,260)	269,968
Provision for income taxes	17,971	80,032	2,237	—	100,240

Net income	$170,456	$135,988	$2,544	$(139,260)	$169,728

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2006
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$349,762	$307,745	$8,904	$(311,904)	$354,507
Equity in earnings of subsidiaries	(307,158)	(4,746)	—	311,904	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	129,924	(321,897)	28,430	—	(163,543)

Cash provided by (used in) operating activities	172,528	(18,898)	37,334	—	190,964

Investing activities:
Purchases of property, plant and equipment, net	(19,222)	(86,229)	(3,291)	—	(108,742)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(521,925)	(20,679)	—	—	(542,604)
Net advances to subsidiaries	(176,567)	—	—	176,567	—
Other investing activities, net	2,593	(1,681)	—	—	912

Cash provided by (used in) investing activities	(715,121)	(108,589)	(3,291)	176,567	(650,434)

Financing activities:
Net borrowings (repayments) of long-term debt	548,436	(65,793)	1,017	—	483,660
Dividends paid	(16,145)	—	—	—	(16,145)
Intercompany borrowings (repayments)	—	209,281	(32,714)	(176,567)	—
Other financing activities	9,493	4,748	—	—	14,241

Cash provided by (used in) financing activities	541,784	148,236	(31,697)	(176,567)	481,756
Effect of exchange rate changes on cash and cash equivalents	—	—	167	—	167

Increase (decrease) in cash and cash equivalents	(809)	20,749	2,513	—	22,453
Cash and cash equivalents at beginning of period	(7,912)	35,717	7,217	—	35,022

Cash and cash equivalents at end of period	$(8,721)	$56,466	$9,730	$—	$57,475

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2005
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$203,308	$169,763	$5,690	$(173,324)	$205,437
Equity in earnings of subsidiaries	(171,196)	(2,128)	—	173,324	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	141,458	(75,778)	1,102	—	66,782

Cash provided by (used in) operating activities	173,570	91,857	6,792	—	272,219

Investing activities:
Purchases of property, plant and equipment, net	(6,229)	(45,058)	(2,453)	—	(53,740)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(94,377)	—	—	—	(94,377)
Net advances to subsidiaries	(16,892)	—	—	16,892	—
Other investing activities, net	1,485	—	—	—	1,485

Cash provided by (used in) investing activities	(116,013)	(45,058)	(2,453)	16,892	(146,632)

Financing activities:
Net borrowings (repayments) of long-term debt	(46,200)	(47,311)	—	—	(93,511)
Dividends paid	(12,530)	—	—	—	(12,530)
Intercompany borrowings (repayments)	—	15,145	1,747	(16,892)	—
Other financing activities	3,898	—	—	—	3,898

Cash provided by (used in) financing activities	(54,832)	(32,166)	1,747	(16,892)	(102,143)
Effect of exchange rate changes on cash and cash equivalents	—	—	(81)	—	(81)

Increase (decrease) in cash and cash equivalents	2,725	14,633	6,005	—	23,363
Cash and cash equivalents at beginning of period	(10,637)	21,083	1,213	—	11,659

Cash and cash equivalents at end of period	$(7,912)	$35,716	$7,218	$—	$35,022

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2004
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$170,457	$135,987	$2,544	$(139,260)	$169,728
Equity in earnings of subsidiaries	(139,988)	728	—	139,260	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(4,130)	(39,547)	(4,283)	—	(47,960)

Cash provided by (used in) operating activities	26,339	97,168	(1,739)	—	121,768

Investing activities:
Purchases of property, plant and equipment, net	(4,496)	(30,040)	(1,446)	—	(35,982)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(16,475)	—	—	—	(16,475)
Net repayments of loans from subsidiaries	5,441	—	—	(5,441)	—
Other investing activities, net	2,808	—	—	—	2,808

Cash provided by (used in) investing activities	(12,722)	(30,040)	(1,446)	(5,441)	(49,649)

Financing activities:
Net borrowings (repayments) of long-term debt	(22,150)	(42,250)	—	—	(64,400)
Dividends paid	(8,448)	—	—	—	(8,448)
Intercompany borrowings (repayments)	—	(6,717)	1,276	5,441	—
Other financing activities	8,657	—	—	—	8,657

Cash provided by (used in) financing activities	(21,941)	(48,967)	1,276	5,441	(64,191)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,565	—	1,565

Increase (decrease) in cash and cash equivalents	(8,324)	18,161	(344)	—	9,493
Cash and cash equivalents at beginning of period	(2,313)	2,922	1,557	—	2,166

Cash and cash equivalents at end of period	$(10,637)	$21,083	$1,213	$—	$11,659

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
16. Subsequent Events
     On January 2, 2007, the Company purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest will operate as a wholly-owned subsidiary of RSAC Management Corp. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s unaudited net sales for the year ended December 31, 2006, were approximately $133,000,000.
     Also, on January 2, 2007, the Company’s wholly-owned subsidiary, Siskin Steel & Supply Company, Inc., purchased the outstanding capital stock of Industrial Metals and Surplus, Inc., a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals’ unaudited net sales (including Athens Steel) for the year ended December 31, 2006, were approximately $105,000,000. Industrial Metals will operate as a wholly-owned subsidiary of Siskin. Athens Steel was merged into Industrial Metals. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operations.
     On February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund managed by HSBC Capital (Canada) Inc. of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its 17 facilities located mainly in Western Canada. Encore’s unaudited net sales for the year ended December 31, 2006 were approximately C$259,000,000. The Company acquired the Encore Group assets through RSAC Canada Limited, the Company’s wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC, a subsidiary of RSAC Canada Limited.
     Each of these transactions is unrelated to the others. Prior to the closing of the acquisitions, neither the respective sellers nor any of the officers or directors of the above entities were affiliated with or related to the Company in any way. The purchase prices were determined by negotiations between the Company on the one hand, and the respective sellers or their advisors on the other. To fund the purchase price and the repayment of debt, the Company drew on its syndicated bank revolving line of credit. Certain of the sellers and/or officers or directors of these entities, through various other entities, own certain of the real property on which facilities of the respective entities are located.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006
     The following is a summary of the quarterly results of operations for the years ended December 31, 2006, 2005 and 2004:

	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2006:
Net sales	$987,986	$1,559,222	$1,626,208	$1,569,192
Cost of sales	$717,801	$1,139,349	$1,194,139	$1,180,097
Gross profit	$270,185	$419,873	$432,069	$389,095
Net income	$71,855	$100,505	$107,505	$74,642
Earnings per share from continuing operations – diluted	$1.07	$1.32	$1.41	$.98
Earnings per share from continuing operations – basic	$1.08	$1.34	$1.42	$.99
2005:
Net sales	$811,907	$816,342	$870,124	$868,678
Cost of sales	$595,971	$594,107	$641,396	$617,526
Gross profit	$215,936	$222,235	$228,728	$251,152
Net income	$46,363	$49,049	$49,437	$60,588
Earnings per share from continuing operations – diluted	$.70	$.74	$.75	$.91
Earnings per share from continuing operations – basic	$.71	$.75	$.75	$.92
2004:
Net sales	$655,765	$760,780	$783,670	$742,819
Cost of sales	$468,335	$532,313	$568,748	$541,452
Gross profit	$187,430	$228,467	$214,922	$201,367
Net income	$29,839	$52,797	$44,140	$42,952
Earnings per share from continuing operations – diluted	$.46	$.81	$.67	$.65
Earnings per share from continuing operations – basic	$.46	$.81	$.68	$.66
     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year Ended December 31, 2004 Allowance for doubtful accounts	$4,716	$9,078	$266	$5,361	(1)	$8,699
Year Ended December 31, 2005 Allowance for doubtful accounts	$8,699	$5,173	$556 (2)	$3,917	(1)	$10,511
Year Ended December 31, 2006 Allowance for doubtful accounts	$10,511	$5,733	$5,025 (2)	$4,514	(1)	$16,755

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Additions from acquisitions charged to goodwill.

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
     Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
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
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     During the fiscal year ended December 31, 2006 the Company completed two significant acquisitions. On April 3, 2006, the Company acquired Earle M. Jorgensen Company and on August 1, 2006 the Company acquired Yarde Metals, Inc. In accordance with SEC regulations, management has elected to exclude Earle M. Jorgensen Company and Yarde Metals, Inc. from its 2006 assessment of and report on internal control over financial reporting.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information.
     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Reliance Steel & Aluminum Co. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Yarde Metals, Inc. and Earle M. Jorgensen Company, which are included in the 2006 consolidated financial statements of Reliance Steel & Aluminum Co. and constituted 45% and 50% of total and net assets, respectively, as of December 31, 2006 and 28% and 25% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Reliance Steel & Aluminum Co. also did not include an evaluation of the internal control over financial reporting of Yarde Metals, Inc. and Earle M. Jorgensen Company.
     In our opinion, management’s assessment that Reliance Steel & Aluminum Co. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2006 of Reliance Steel & Aluminum Co. and our report dated February 28, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2007

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the annual meeting of shareholders to be held on May 16, 2007 are incorporated herein by reference.
Item 11. Executive Compensation.
     The narrative and tabular information, including footnotes thereto, included in the caption “Executive Compensation” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The narrative and tabular information, including footnotes thereto, included under the caption “Securities Ownership of Certain Beneficial Owners and Management” of the Proxy Statement are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     The narrative information included under the caption “Certain Transactions” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The narrative information included under the caption “Independent Public Accountants” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) The following documents are filed as part of this report:
          (1) Financial Statements (included in Item 8).
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Statements
Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2006, 2005 and 2004
          (2) Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
     All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.
          (3) Exhibits

Exhibit
Number	Description
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Registration Rights Agreement dated as of January 17, 2006, among Reliance Steel & Aluminum Co. and each of the stockholders of Earle M. Jorgensen Company named therein(1)

4.02	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)

4.03	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)

4.04	Earle M. Jorgensen Retirement Savings Plan(11)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)

10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)

10.07	Credit Agreement dated June 13, 2005(7)

10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

Exhibit
Number	Description
10.09	Omnibus Amendment to Note Purchase Agreements(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)

10.12	Credit Agreement dated April 3, 2006 by and among Registrant, RSAC Management Corp. and Earle M. Jorgensen Company(8)

10.13	Amended and Restated Credit Agreement dated November 9, 2006(12)

14.01	Registrant’s Code of Conduct(13)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(14)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 and 2.3 to Registrant’s Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2, 4.3 and 4.5 to Registrant’s Form 8-K, dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Form 10-K filed March 15, 2005.

(14)	Set forth on page 87 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 1st day of March, 2007.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Director	March 1, 2007

/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	March 1, 2007

/s/ KARLA LEWIS Karla Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	March 1, 2007

/s/ JOE D. CRIDER Joe D. Crider	Chairman of the Board; Director	March 1, 2007

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	March 1, 2007

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	March 1, 2007

/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	March 1, 2007

/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	March 1, 2007

/s/ RICHARD J. SLATER Richard J. Slater	Director	March 1, 2007

/s/ LESLIE A. WAITE Leslie A. Waite	Director	March 1, 2007

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Registration Rights Agreement dated as of January 17, 2006, among Reliance Steel & Aluminum Co. and each of the stockholders of Earle M. Jorgensen Company named therein(1)

4.02	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)

4.03	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)

4.04	Earle M. Jorgensen Retirement Savings Plan(11)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)

10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)

10.07	Credit Agreement dated June 13, 2005(7)

10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

10.09	Omnibus Amendment to Note Purchase Agreements(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)

10.12	Credit Agreement dated April 3, 2006 by and among Registrant, RSAC Management Corp. and Earle M. Jorgensen Company(8)

10.13	Amended and Restated Credit Agreement dated November 9, 2006(12)

14.01	Registrant’s Code of Conduct(13)

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP

24	Power of Attorney(14)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 and 2.3 to Registrant’s Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2, 4.3 and 4.5 to Registrant’s Form 8-K, dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Form 10-K filed March 15, 2005.

(14)	Set forth on page 87 of this report.