Form 10-Q
period 2007-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2007-05-10
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2007, 76,231,621 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,578	$57,475
Accounts receivable, less allowance for doubtful accounts of $20,010 at March 31, 2007 and $16,755 at December 31, 2006	835,204	666,273
Inventories	1,063,840	904,318
Prepaid expenses and other current assets	24,980	22,179
Income taxes receivable	—	25,144

Total current assets	1,952,602	1,675,389
Property, plant and equipment, at cost:
Land	108,994	108,022
Buildings	396,412	385,851
Machinery and equipment	586,100	565,951
Accumulated depreciation	(333,188)	(317,152)

	758,318	742,672

Goodwill	932,281	784,871
Intangible assets, net	371,061	354,195
Cash surrender value of life insurance policies, net	44,162	41,190
Other assets	16,901	15,856

Total assets	$4,075,325	$3,614,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$445,002	$340,356
Accrued expenses	58,662	36,481
Accrued compensation and retirement costs	63,613	92,905
Accrued insurance costs	36,673	34,475
Income taxes payable	36,741	—
Deferred income taxes	23,707	23,706
Current maturities of long-term debt	32,257	22,257
Current maturities of capital lease obligations	565	559

Total current liabilities	697,220	550,739
Long-term debt	1,266,806	1,083,095
Capital lease obligations	5,004	4,956
Long-term retirement costs and other long-term liabilities	52,233	46,111
Deferred income taxes	188,468	181,628
Minority interest	1,336	1,246
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value: Authorized shares — 100,000,000 Issued and outstanding shares — 76,005,439 at March 31, 2007 and 75,702,046 at December 31, 2006, stated capital	709,122	701,690
Retained earnings	1,154,352	1,046,339
Accumulated other comprehensive income/(loss)	784	(1,631)

Total shareholders’ equity	1,864,258	1,746,398

Total liabilities and shareholders’ equity	$4,075,325	$3,614,173

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$1,841,890	$987,986
Other income, net	374	1,278

	1,842,264	989,264
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,369,438	717,801
Warehouse, delivery, selling, general and administrative	255,552	137,095
Depreciation and amortization	18,451	11,821
Interest expense	20,110	5,709

	1,663,551	872,426

Income from continuing operations before income taxes	178,713	116,838

Provision for income taxes	67,017	44,983

Net income	$111,696	$71,855

Earnings per share:
Income from continuing operations – diluted	$1.46	$1.07

Weighted average shares outstanding – diluted	76,452,752	67,196,664

Income from continuing operations – basic	$1.47	$1.08

Weighted average shares outstanding – basic	75,862,219	66,279,524

Cash dividends per share	$.08	$.05

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$111,696	$71,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,451	11,821
Deferred income taxes	(238)	(436)
Gain on sales of property and equipment	(591)	(527)
Minority interest	90	47
Stock based compensation expense	1,812	1,132
Excess tax benefits from stock based compensation	(2,390)	(963)
Increase in cash surrender value of life insurance policies	(118)	—
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(113,562)	(66,261)
Inventories	(61,299)	(53,935)
Prepaid expenses and other assets	(1,335)	(2,180)
Accounts payable and accrued expenses	118,253	80,486

Net cash provided by operating activities	70,769	41,039

Investing activities:
Purchases of property, plant and equipment, net	(24,730)	(26,109)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(217,348)	(34,826)
Proceeds from sales of property and equipment	823	1,678
Net investment in life insurance policies	(64)	—

Net cash used in investing activities	(241,319)	(59,257)

Financing activities:
Proceeds from borrowings	450,375	170,000
Principal payments on long-term debt and short-term borrowings	(310,610)	(150,457)
Payments to former minority shareholders	—	(1,291)
Dividends paid	(6,073)	(3,316)
Excess tax benefits from stock based compensation	2,390	963
Exercise of stock options	5,339	1,236
Issuance of common stock	281	222

Net cash provided by financing activities	141,702	17,357
Effect of exchange rate changes on cash	(49)	298

Decrease in cash and cash equivalents	(28,897)	(563)
Cash and cash equivalents at beginning of period	57,475	35,022

Cash and cash equivalents at end of period	$28,578	$34,459

Supplemental cash flow information:
Interest paid during the period	$5,304	$4,112
Income taxes paid during the period	$2,514	$5,427
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K.
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
2. Impact of Recently Issued Accounting Principles
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6, Income Taxes, for further discussion.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
2007 Acquisitions
Acquisition of Crest Steel Corporation
On January 2, 2007, the Company purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest now operates as a wholly-owned subsidiary of RSAC Management Corp. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals.
Acquisition of Industrial Metals and Surplus, Inc.
Also, on January 2, 2007, the Company’s wholly-owned subsidiary, Siskin Steel & Supply Company, Inc., purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals now operates as a wholly-owned subsidiary of Siskin. Athens Steel was merged into Industrial Metals and operates as a division of Industrial Metals. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operations.
Acquisition of Encore Group
As of February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund managed by HSBC Capital (Canada) Inc. of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its 17 facilities located mainly in Western Canada. The Company acquired the Encore Group assets through RSAC Canada Limited (now Encore Group Limited), the Company’s wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC (now Team Tube Canada ULC), a subsidiary of RSAC Canada Limited. Encore Metals (USA), Inc. now operates as a wholly-owned subsidiary of Reliance.
The total cost of the acquisitions of Crest, Industrial Metals, and Encore Group of approximately $217,348,000 was funded with borrowings on the Company’s syndicated credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $51,500,000. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of March 31, 2007 for Crest, Encore Group, and Industrial Metals.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The allocation of the total purchase price of Yarde Metals to the fair values of the assets acquired and liabilities assumed is as follows:

As of August 1, 2006
(In thousands)
Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$10,244
Accounts receivable	53,448
Inventory	79,987
Property, plant and equipment	18,062
Goodwill	47,049
Intangible assets subject to amortization	3,100
Intangible assets not subject to amortization	22,900
Other current and long-term assets	5,743

Total assets acquired	240,533

Current and long-term debt	(111,168)
Other current and long-term liabilities	(29,204)

Total liabilities assumed	(140,372)

Net assets acquired/Purchase price	$100,161

The acquisition of Yarde Metals was funded with borrowings on the Company’s syndicated credit facility and a short-term supplemental credit facility.
Acquisition of Earle M. Jorgensen Company
On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”). EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. The Company paid $6.50 in cash and issued 0.1784 of a share of Reliance common stock for each outstanding share of EMJ common stock. The fraction of the share of Reliance common stock issued in exchange for each share of EMJ common stock as a result of the acquisition was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the acquisition became effective (“Average Stock Price”). The Average Stock Price for that 20-day period exceeded the upper limit of the 15% symmetrical collar established in the merger agreement. In accordance with this formula, Reliance issued 8,962,268 shares of its common stock in exchange for the 50,237,094 shares of outstanding EMJ common stock. The recorded value of the cash and stock consideration, in accordance with purchase accounting rules, was $13.64 per EMJ share, the stock portion of which was calculated using a Reliance per share price of $40.00 which was the 3-day average closing price as of the date the Average Stock Price exceeded the upper limit of the collar. The purchase also included the assumption of approximately $252,900,000 of EMJ outstanding debt, including $250,000,000 of 9.75% senior secured notes and $2,900,000 of other debt. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,882,000.
The Company assumed an EMJ stock option plan and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with the U.S. Department of

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Retirement Savings Plan. At March 31, 2007 the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 163,474 shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements. EMJ now operates as a wholly-owned subsidiary of Reliance.
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

The cash portion of the acquisition was funded with borrowings on the Company’s syndicated credit facility.
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
In January 2006, the Company purchased the remaining 49.5% of American Steel L.L.C., from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006 the Company includes 100% of American Steel’s income in its financial results. American Steel operates as a wholly-owned subsidiary of Reliance.
Purchase price allocations
The acquisitions of all the companies have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.
Pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if our significant acquisitions, Crest, EMJ, Encore Group, Industrial Metals, and Yarde Metals, had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, and a provision for income taxes for the companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2007 or January 1, 2006, or of any potential results which may occur in the future.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$1,860,335	$1,711,549
Net income	$111,886	$94,077
Earnings per share – diluted	$1.46	$1.24
Earnings per share – basic	$1.47	$1.25

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$784,871
Acquisitions	145,451
Effect of foreign currency translation	1,959

Balance as of March 31, 2007	$932,281

5. Intangible Assets, net
     The following table summarizes the Company’s intangible assets, net:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,503	$(6,035)	$6,353	$(6,005)
Loan fees	15,985	(5,638)	15,001	(5,237)
Customer list/relationships	110,200	(11,373)	107,200	(9,749)
Software – internal use	8,100	(810)	8,100	(607)
Other	421	(392)	421	(382)

	141,209	(24,248)	137,075	(21,980)
Intangible assets not subject to amortization:
Trade names	254,100	—	239,100	—

	$395,309	$(24,248)	$376,175	$(21,980)

     The Company recognized amortization expense for intangible assets of approximately $2,268,000 and $798,000 for the three-months ended March 31, 2007 and 2006, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining nine months of 2007 and each of the succeeding five years is as follows:

(In thousands)
2007	$6,740
2008	8,623
2009	7,951
2010	7,878
2011	7,556
2012	6,714
6. Income Taxes
On January 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had approximately $5,030,000 of unrecognized tax benefits. At March 31, 2007, the Company had approximately $4,760,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. Except for various pre-acquisition periods of newly acquired subsidiaries, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2002.
The Internal Revenue Service (“IRS”) is currently examining the Company’s 2002 through 2004 federal income tax returns. No formal adjustments have been issued by the IRS at this time. The IRS has issued a proposed adjustment of approximately $4,800,000 for a pre-acquisition refund claim filed by one of our subsidiaries. The Company is also under audit by various state and foreign jurisdictions but does not anticipate any material adjustments from these examinations. Reliance does not anticipate that any proposed IRS adjustments would result in a material charge to its results of operations or financial condition and expects to resolve any pending issues with the IRS in a manner that will not have a material impact on its results of operations or financial condition.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and March 31, 2007, there were approximately $770,000 and $1,380,000, respectively, of accrued interest and penalties related to uncertain tax positions.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Revolving line of credit ($1,100,000,000 limit) due November 9, 2011, interest at variable rates (based on LIBOR plus 0.55% or the bank’s prime rate as of March 31, 2007 and December 31, 2006), weighted average rate of 6.09% and 5.74% during the three months ended March 31, 2007 and 2006, respectively	$417,000	$203,000
Senior unsecured notes due January 2, 2009, weighted average fixed interest rate of 7.37% and 7.33% at March 31, 2007 and December 31, 2006, respectively	10,000	30,000
Senior unsecured notes due January 2, 2008, weighted average fixed interest rate of 7.08% at March 31, 2007 and December 31, 2006	30,000	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010, weighted average fixed interest rate of 6.66% at March 31, 2007 and December 31, 2006	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at March 31, 2007 and December 31, 2006	135,000	135,000
Senior unsecured notes due November 15, 2016, fixed interest rate of 6.20%, comprised of $350,000,000 of principal balance net of $932,000 and $957,000 of unamortized debt discount at March 31, 2007 and December 31, 2006, respectively	349,068	349,043
Senior unsecured notes due November 15, 2036, fixed interest rate of 6.85%, comprised of $250,000,000 of principal balance net of $1,395,000 and $1,407,000 of unamortized debt discount at March 31, 2007 and December 31, 2006, respectively	248,605	248,593
Senior notes due June 1, 2012, fixed rate of 9.75%, comprised of $250,000 of principal balance and $18,000 and $19,000 of unamortized debt premium at March 31, 2007 and December 31, 2006, respectively	268	269
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; variable interest rate of 3.62% and 3.80% at March 31, 2007 and December 31, 2006, respectively	2,050	2,050
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; variable interest rate of 3.85% and 4.11% at March 31, 2007 and December 31, 2006, respectively	900	1,225
Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest rate of 5.25%	2,155	2,155
Revolving short term $4,000,000 credit facility for operations in China, variable interest rate of 5.86% and 6.00% (based on LIBOR plus 0.50%) at March 31, 2007 and December 31, 2006, respectively	1,017	1,017

Total	1,299,063	1,105,352
Less amounts due within one year	(32,257)	(22,257)

Total long-term debt	$1,266,806	$1,083,095

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35,000,000. There were no borrowings outstanding on these credit facilities at March 31, 2007 and December 31, 2006.
At March 31, 2007, the Company had $32,303,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $92,697,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at March 31, 2007.
On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000,000 of unsecured debt securities which are guaranteed by all of the direct and indirect, wholly-owned domestic subsidiaries of the Company and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of Reliance’s foreign subsidiaries or its non-wholly-owned domestic subsidiaries is a guarantor. The total debt issued was comprised of two tranches, (a) $350,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. Reliance, at its option, may redeem all or part of the notes of either series at any time prior to their maturity by paying a redemption price equal to the greater of 100% of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments (as defined in the Indenture), plus, in each case, accrued and unpaid interest thereon to, but not including, the redemption date. The proceeds from the notes were used to pay down outstanding borrowings on the $1,100,000,000 credit facility. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission.
The Company also has $278,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.0% and have an average remaining life of 3.9 years, maturing from 2008 to 2013.
The $1,100,000,000 syndicated credit agreement and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things.
8. Shareholders’ Equity
On May 17, 2006, Reliance’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock. The common stock split was effected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006. All share and per share data, including prior period data as appropriate, have been adjusted to reflect this split.
Additionally, during the three months ended March 31, 2007, the Company issued 297,149 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $5,339,000. Also, 6,244 shares of common stock valued at approximately $280,000 were issued to division managers of the Company in March 2007 under the Key Man Incentive Plan for 2006. The Company has not repurchased any shares of its common stock since 2000.
On February 14, 2007, the Company’s Board of Directors declared a 33% increase in the regular quarterly cash dividend and approved a dividend of $.08 per share of common stock.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income for each of the three-month periods ended March 31, 2007 and 2006, included the following:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$111,696	$71,855
Other comprehensive income:
Foreign currency translation income	2,414	418
Unrealized gain on investments, net of tax	1	38

Total other comprehensive income	2,415	456

Total comprehensive income	$114,111	$72,311

Accumulated other comprehensive income/(loss) included the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustments	$5,135	$2,721
Unrealized gain on investments, net of tax	246	245
Minimum pension liability, net of tax	(4,597)	(4,597)

Total accumulated other comprehensive income/(loss)	$784	$(1,631)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized gain on investments and minimum pension liability are net of deferred income taxes of ($151,000) and $2,836,000, respectively, as of March 31, 2007 and December 31, 2006.
9. Employee Benefits
Defined Benefit and Supplemental Executive Retirement Plans
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement and certain pre-retirement pension benefits to key officers of the Company. Separate SERP plans exist for three of the Company’s subsidiaries, each of which provides post-retirement benefits to its respective key employees.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended March 31,	2007	2006	2007	2006
Service Cost	$241	$142	$209	$97
Interest Cost	392	275	411	121
Expected return on assets	—	—	(467)	(115)
Amortization of prior service cost	49	49	5	(1)
Amortization of net loss	313	124	4	20
Settlement expense	—	—	—	132

Net periodic pension cost	$995	$590	$162	$254

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
Components of the net periodic pension expense associated with the Company’s Post-retirement Plan are as follows (in thousands):

Three Months Ended
March 31, 2007
Service Cost	$123
Interest Cost	110
Expected return on assets	—
Amortization of prior service cost	—
Amortization of net loss	21

Net periodic pension cost	$254

The Company previously disclosed in its financial statements for the year ended December 31, 2006, included in its Annual Report on Form 10-K, that it expected to contribute $1,515,000 to its defined benefit plans in 2007. As of March 31, 2007, no contributions had been made.
Share based compensation
On March 2, 2007, the Company granted 1,026,500 options to acquire its common stock to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 4.75 years; Volatility – 39.6%; Dividend yield – 0.7%; Risk-free interest rate – 4.5%; Grant date option fair value – $17.11.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental Bonus Plan
In 2005, prior to Reliance’s acquisition, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock. During the first quarter of 2007, EMJ paid out cash of $242,000 in lieu of 6,558 Reliance shares to terminated employees. At March 31, 2007 the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 163,474 shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements.
10. Earnings Per Share
The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$111,696	$71,855

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	75,862	66,280

Effect of dilutive securities:
Stock options	591	917

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	76,453	67,197

Earnings per share from continuing operations – diluted	$1.46	$1.07

Earnings per share from continuing operations – basic	$1.47	$1.08

The computations of earnings per share for the three months ended March 31, 2007 do not include 1,068,500 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three months ended March 31, 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Condensed Consolidating Financial Statements
In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600,000,000 at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying combined and consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loan. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful. Certain prior year amounts have been adjusted to conform to current year presentation.
Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$(23,486)	$38,867	$13,197	$—	$28,578
Accounts receivable, less allowance for doubtful accounts	98,806	680,218	56,180	—	835,204
Inventories	93,738	891,259	78,843	—	1,063,840
Intercompany receivables	763	4,829	588	(6,180)	—
Prepaid expenses and other current assets	2,838	21,033	1,109	—	24,980

Total current assets	172,659	1,636,206	149,917	(6,180)	1,952,602

Investments in subsidiaries	2,438,153	32,775	—	(2,470,928)	—
Property, plant and equipment, net	86,715	654,095	17,508	—	758,318
Goodwill	15,328	825,550	91,403	—	932,281
Intangible assets, net	6,343	364,698	20	—	371,061
Intercompany receivables	86,778	—	—	(86,778)	—
Other assets	527	58,945	2,055	(464)	61,063

Total assets	$2,806,503	$3,572,269	$260,903	$(2,564,350)	$4,075,325

Liabilities & Shareholders’ Equity
Accounts payable	$47,311	$368,390	$35,481	$(6,180)	$445,002
Accrued compensation and retirement costs	4,895	55,112	3,606	—	63,613
Other current liabilities	22,936	123,500	9,347	—	155,783
Current maturities of long-term debt	30,200	1,040	1,017	—	32,257
Current maturities of capital lease obligations	—	565	—	—	565

Total current liabilities	105,342	548,607	49,451	(6,180)	697,220

Long-term debt	847,523	419,283	—	—	1,266,806
Intercompany borrowings	—	23,950	62,828	(86,778)	—
Deferred taxes and other long-term liabilities	—	245,176	1,865	—	247,041

Total shareholders’ equity	1,853,638	2,335,253	146,759	(2,471,392)	1,864,258

Total liabilities and shareholders’ equity	$2,806,503	$3,572,269	$260,903	$(2,564,350)	$4,075,325

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$(8,721)	$56,466	$9,730	$—	$57,475
Accounts receivable, less allowance for doubtful accounts	87,570	545,931	32,585	187	666,273
Inventories	79,901	785,855	38,562	—	904,318
Intercompany receivables	655	2,781	338	(3,774)	—
Prepaid expenses and other current assets	—	46,504	1,006	(187)	47,323

Total current assets	159,405	1,437,537	82,221	(3,774)	1,675,389

Investments in subsidiaries	2,308,683	31,021	—	(2,339,704)	—
Property, plant and equipment, net	87,365	640,014	15,293	—	742,672
Goodwill	15,328	766,839	2,704	—	784,871
Intangible assets, net	5,591	348,581	23	—	354,195
Intercompany receivables	109,477	—	—	(109,477)	—
Other assets	526	56,062	922	(464)	57,046

Total assets	$2,686,375	$3,280,054	$101,163	$(2,453,419)	$3,614,173

Liabilities & Shareholders’ Equity
Accounts payable	$30,885	$291,204	$22,041	$(3,774)	$340,356
Accrued compensation and retirement costs	10,199	78,960	3,746	—	92,905
Other current liabilities	7,598	84,292	2,772	—	94,662
Current maturities of long-term debt	20,200	1,040	1,017	—	22,257
Current maturities of capital lease obligations	—	559	—	—	559

Total current liabilities	68,882	456,055	29,576	(3,774)	550,739

Long-term debt	877,487	205,608	—	—	1,083,095
Intercompany borrowings	—	88,154	20,404	(108,558)	—
Deferred taxes and other long-term liabilities	—	232,330	1,611	—	233,941

Total shareholders’ equity	1,740,006	2,297,907	49,572	(2,341,087)	1,746,398

Total liabilities and shareholders’ equity	$2,686,375	$3,280,054	$101,163	$(2,453,419)	$3,614,173

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$238,126	$1,532,268	$84,514	$(13,018)	$1,841,890
Other income, net	109	29,111	86	(28,932)	374

	238,235	1,561,379	84,600	(41,950)	1,842,264

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	178,040	1,139,998	64,439	(13,039)	1,369,438
Warehouse, delivery, selling, general and administrative	55,942	206,412	13,332	(20,134)	255,552
Depreciation and amortization	2,171	15,903	377	—	18,451
Interest	15,607	12,717	563	(8,777)	20,110

	251,760	1,375,030	78,711	(41,950)	1,663,551

Income (loss) before equity in earnings of subsidiaries and income taxes	(13,525)	186,349	5,889	—	178,713
Equity in earnings of subsidiaries	127,083	914	—	(127,997)	—

Income from continuing operations before income taxes	113,558	187,263	5,889	(127,997)	178,713
Provision for income taxes	1,862	64,003	1,152	—	67,017

Net income	$111,696	$123,260	$4,737	$(127,997)	$111,696

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$203,355	$768,636	$23,574	$(7,579)	$987,986
Other income, net	677	22,088	(98)	(21,389)	1,278

	204,032	790,724	23,476	(28,968)	989,264

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	146,886	561,163	17,352	(7,600)	717,801
Warehouse, delivery, selling, general and administrative	51,273	101,468	3,853	(19,499)	137,095
Depreciation and amortization	1,773	9,949	99	—	11,821
Interest	5,995	1,491	92	(1,869)	5,709

	205,927	674,071	21,396	(28,968)	872,426

Income (loss) before equity in earnings of subsidiaries and income taxes	(1,895)	116,653	2,080	—	116,838
Equity in earnings of subsidiaries	79,624	636	—	(80,260)	—

Income from continuing operations before income taxes	77,729	117,289	2,080	(80,260)	116,838
Provision for income taxes	5,874	38,197	912	—	44,983

Net income	$71,855	$79,092	$1,168	$(80,260)	$71,855

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$111,696	$123,260	$4,737	$(127,997)	$111,696
Equity in earnings of subsidiaries	(127,083)	(914)	—	127,997	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(2,807)	(36,360)	(1,760)	—	(40,927)

Cash provided by (used in) operating activities	(18,194)	85,986	2,977	—	70,769

Investing activities:
Purchases of property, plant and equipment, net	(1,326)	(22,613)	(791)	—	(24,730)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(217,348)	—	—	(217,348)
Net advances from subsidiaries	22,699	—	—	(22,699)	—
Other investing activities, net	82	646	31	—	759

Cash provided by (used in) investing activities	21,455	(239,315)	(760)	(22,699)	(241,319)

Financing activities:
Net borrowings (repayments) of long-term debt	(19,963)	200,853	(41,125)	—	139,765
Dividends paid	(6,073)	—	—	—	(6,073)
Intercompany borrowings (repayments)	—	(65,123)	42,424	22,699	—
Other financing activities	8,010	—	—	—	8,010

Cash provided by (used in) financing activities	(18,026)	135,730	1,299	22,699	141,702
Effect of exchange rate changes on cash and cash equivalents	—	—	(49)	—	(49)

Increase (decrease) in cash and cash equivalents	(14,765)	(17,599)	3,467	—	(28,897)
Cash and cash equivalents at beginning of period	(8,721)	56,466	9,730	—	57,475

Cash and cash equivalents at end of period	$(23,486)	$38,867	$13,197	$—	$28,578

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$71,855	$79,092	$1,168	$(80,260)	$71,855
Equity in earnings of subsidiaries	(79,624)	(636)	—	80,260	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(12,865)	(24,545)	6,594	—	(30,816)

Cash provided by (used in) operating activities	(20,634)	53,911	7,762	—	41,039

Investing activities:
Purchases of property, plant and equipment, net	(14,846)	(9,291)	(1,972)	—	(26,109)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(12,034)	(22,792)	—	—	(34,826)
Net advances from subsidiaries	66,280	—	—	(66,280)	—
Other investing activities, net	772	906	—	—	1,678

Cash provided by (used in) investing activities	40,172	(31,177)	(1,972)	(66,280)	(59,257)

Financing activities:
Net borrowings (repayments) of long-term debt	(25,000)	44,543	—	—	19,543
Dividends paid	(3,316)	—	—	—	(3,316)
Intercompany borrowings (repayments)	—	(62,315)	(3,965)	66,280	—
Other financing activities	1,130	—	—	—	1,130

Cash provided by (used in) financing activities	(27,186)	(17,772)	(3,965)	66,280	17,357
Effect of exchange rate changes on cash and cash equivalents	—	—	298	—	298

Increase (decrease) in cash and cash equivalents	(7,648)	4,962	2,123	—	(563)
Cash and cash equivalents at beginning of period	(7,912)	35,717	7,217	—	35,022

Cash and cash equivalents at end of period	$(15,560)	$40,679	$9,340	$—	$34,459

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three-month periods ended March 31, 2007 and 2006 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2007		2006
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$1,841,890	100.0%	$987,986	100.0%
Gross profit	472,452	25.7	270,185	27.3
S,G&A expenses	255,552	13.9	137,095	13.9
Depreciation expense	16,147	0.9	11,023	1.1

Operating profit (1)	$200,753	10.9%	$122,067	12.4%

(1)	Excludes other income, amortization expense, interest expense, and income tax expense.
2007 Acquisitions
Acquisition of Crest Steel Corporation
On January 2, 2007, the Company purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest now operates as a wholly-owned subsidiary of RSAC Management Corp. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2006 were approximately $133 million.
Acquisition of Industrial Metals and Surplus, Inc.
Also, on January 2, 2007, the Company’s wholly-owned subsidiary, Siskin Steel & Supply Company, Inc., purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals now operates as a wholly-owned subsidiary of Siskin. Athens Steel was merged into Industrial Metals. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2006 were approximately $105 million.
Acquisition of Encore Group
As of February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund managed by HSBC Capital (Canada) Inc. of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its 17 facilities located mainly in Western Canada. The Company acquired the Encore Group assets through RSAC Canada Limited (now Encore Group Limited), the Company’s wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC (now Team Tube Canada ULC), a subsidiary of RSAC Canada Limited. Encore Metals (USA), Inc. now operates as a wholly-owned subsidiary of Reliance. Encore Group’s net sales for the year ended December 31, 2006 were approximately CDN$259 million.

2006 Acquisitions
Acquisition of Yarde Metals, Inc.
On August 1, 2006 we acquired Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut. We paid $100 million in cash and assumed approximately $101 million of net debt for all of the outstanding common stock of Yarde Metals. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde Metals has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde’s net sales for the five months ended December 31, 2006 were approximately $182 million.
Acquisition of Earle M. Jorgensen Company
On April 3, 2006 we acquired Earle M. Jorgensen Company (“EMJ”), which was our first acquisition of a public company. EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service center facilities. The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt. We paid $6.50 in cash and issued 0.1784 of a share of Reliance common stock for each share of EMJ common stock outstanding. This also was the first acquisition where we used our stock as consideration. EMJ’s net sales for the nine months ended December 31, 2006 were approximately $1.45 billion.
Acquisition of Flat Rock Metal Processing L.L.C.
On March 27, 2006, through Precision Strip, Inc. (“Precision Strip”), a wholly-owned subsidiary, we completed the acquisition of certain assets and business of Flat Rock Metal Processing, L.L.C. (“Flat Rock”). The Flat Rock toll processing business in Perrysburg, Ohio and Portage, Indiana are operated by Precision Strip.
Acquisition of Everest Metals (Suzhou) Co., Ltd.
In October 2005, we formed Reliance Pan Pacific Pte., Ltd. (“RPP”) with our joint venture partner Manufacturing Network Pte. Ltd. (“MNPL”). We own 70% of RPP and MNPL owns the remaining 30%. On March 1, 2006, RPP acquired 100% of the outstanding equity interest in Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company near Shanghai, People’s Republic of China, from MNPL. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002. Everest’s net sales for the ten months ended December 31, 2006 were approximately $6 million.
Acquisition of the minority interest in American Steel, L.L.C.
In January 2006, we purchased the remaining 49.5% of American Steel, L.L.C. (“American Steel”), from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006, we include 100% of American Steel’s income in our financial results.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Our 2007 first quarter consolidated sales were a record $1.84 billion, which includes a 50.2% increase in our tons sold and a 26.1% increase in our average selling price per ton sold compared to the 2006 first quarter (tons sold and average selling price per ton sold amounts exclude the sales of Precision Strip). Our 2006 and 2007 acquisitions were the primary factor in our increase in tons, especially our acquisitions of EMJ and Yarde Metals. These acquisitions also contributed to the increase in our average selling price per ton sold as our product mix shifted to higher percentages of aluminum, alloy and stainless steel products. The continued increases in stainless steel prices also contributed to the increase in our average selling price per ton sold.

Same-store sales, which exclude the sales of our 2006 and 2007 acquisitions, were $1.09 billion in the 2007 first quarter, up 10.1% from the 2006 first quarter, with a 0.9% increase in our tons sold and a 9.9% increase in our average selling price per ton sold. Again, the increase in our average selling price per ton sold was mainly due to increased pricing for stainless steel products.
Our 2007 first quarter gross profit was a record $472.5 million. Our gross profit as a percentage of sales in the 2007 first quarter was 25.7% compared to 27.3% in the 2006 first quarter. Our gross profit margin was lower than the 2006 first quarter mainly because of competitive pressures in the market resulting from high inventory levels in the service center industry. We also saw generally lower margins for our aerospace products due to increased supply availability. Although the margins on our aerospace products are not as high as they were in the 2006 first quarter when supply was extremely tight, they are still at very healthy levels based on historical amounts.
In the 2007 first quarter, LIFO expense was $18.75 million, or $.15 earnings per diluted share, mainly because of continued cost increases for stainless steel products. We currently estimate our full year 2007 LIFO expense to be $75 million based on our expectations of fluctuations in the various costs of the products that we sell as of December 31, 2007 compared to our beginning of year costs. In the 2006 first quarter we recorded LIFO expense of $5.0 million, or $.05 earnings per diluted share. LIFO expense is included in our cost of sales.
Our 2007 first quarter warehouse, delivery, selling, general and administrative (“S,G,&A”) expenses were 13.9% as a percentage of sales, consistent with the 2006 first quarter. Our increase in expense dollars of $118.5 million was mainly due to our 2006 and 2007 acquisitions, along with general cost increases.
Operating profit in the 2007 first quarter was $200.8 million, or 10.9%, compared to $122.1 million, or 12.4%, in the 2006 first quarter. Our operating profit dollars increased because of our acquisitions, but our operating profit margin declined mainly due to our lower gross profit margins in the 2007 first quarter.
     Interest expense increased $14.4 million in the 2007 first quarter compared to the 2006 first quarter mainly due to our increased borrowings to fund our 2006 and 2007 acquisitions.
Our effective income tax rate for the 2007 first quarter was 37.5%, down from 38.5% in the 2006 first quarter. Our 2006 full year tax rate was 37.9%. The slight decrease from our 2006 full year rate was mainly due to our increased international earnings which are being taxed at lower rates and tax benefits from certain of our 2006 and 2007 acquisitions.
Liquidity and Capital Resources
At March 31, 2007, our working capital was $1.26 billion, up from $1.12 billion at December 31, 2006. The overall increase was primarily from the additional working capital of Crest, Encore, and IMS. Excluding the initial effect of acquisitions, the increase in working capital is mainly due to an increase in our accounts receivable of $113.6 million and an increase in our inventory of $61.3 million resulting from improved sales volume. This was offset by an increase in accounts payable and accrued expenses of $118.3 million mainly because our working capital needs increased in the first quarter following our normal fourth quarter seasonal slowness and also due to the continued increase in stainless steel costs.
To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of March 31, 2007 our days sales outstanding were approximately 41 days, consistent with our 2006 year-end rate. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate during the 2007 first quarter was about 4.2 times (or 2.8 months on hand), down slightly from 4.4 times (or 2.7 months on hand) during 2006. Our 2006 and 2007 inventory turn rates were negatively impacted by our acquisitions of EMJ and Yarde Metals because they carry many products that do not typically turn at rates as high as many of our other products. Excluding EMJ and Yarde, our inventory turn rate was approximately 4.5 times during the 2007 first quarter compared to 4.9 times in 2006. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.

Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $70.8 million in 2007 compared to $41.0 million in 2006. The most significant factor in the increase was our additional earnings from our 2006 and 2007 acquisitions.
Our outstanding debt (including capital lease obligations) at March 31, 2007 was $1.3 billion, up from $1.1 billion at December 31, 2006, mainly due to the financing of our 2007 acquisitions. At March 31, 2007, we had $417 million borrowed on our $1.1 billion revolving line of credit, which includes $20 million to pay off private placement notes that matured in 2007. Our net debt-to-total capital ratio was 40.6% at March 31, 2007, up from our 2006 year-end rate of 37.6% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). The increase was mainly due to the borrowings made to fund the 2007 acquisitions. On January 2, 2007 we funded our acquisitions of Crest and Industrial Metals with borrowings on our credit facility. On February 1, 2007, we borrowed additional funds under our credit facility for the purchase of the net assets and business of the Encore Group.
In the 2007 first quarter we used our borrowings and operating cash flow to fund our increased working capital needs, capital expenditures of approximately $24.7 million and acquisitions of approximately $217.3 million. Our March 31, 2007 financial statements include preliminary purchase price allocations for our 2007 acquisitions.
At March 31, 2007, we also had $278 million of outstanding senior unsecured notes issued in private placements of debt and $600 million of outstanding senior unsecured notes.
The $278 million of outstanding private placement notes bear interest at an average fixed rate of 6.0% and have an average remaining life of 3.9 years, maturing from 2008 to 2013.
The $600 million unsecured debt securities are comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission.
We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35 million. There were no borrowings outstanding on these credit facilities at March 31, 2007 and December 31, 2006.
Our $1.1 billion syndicated credit facility and our senior unsecured notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things.
Proceeds from the issuance of common stock upon the exercise of stock options during the 2007 first quarter were $5.3 million.
On May 17, 2006 our Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend on our common stock. The common stock split was effected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006. On February 14, 2007, our Board of Directors declared a 33% increase in the regular quarterly cash dividend to $.08 per share of common stock.
In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock. Repurchased shares are treated as authorized but unissued shares. As of March 31, 2007, and prior to the additional authorization in May 2005, we had repurchased a total of 11.0 million shares of our common stock under this plan, at an average cost of $7.47 per share. We have not repurchased any shares of our common stock since 2000. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

Capital expenditures were $24.7 million for the three months ended March 31, 2007 compared to $26.1 million during the same prior year period. We have budgeted approximately $130 million for our 2007 capital expenditures, excluding acquisitions. Our 2007 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2006, except the 2007 acquisitions discussed above. We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit.
Inflation
Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.
Seasonality
Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends except that revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $932.3 million at March 31, 2007, or approximately 22.9% of total assets or 50.0% of consolidated shareholders’ equity. Under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Our annual impairment tests of goodwill were performed as of November 1, 2006 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of March 31, 2007.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2006 Annual Report on Form 10-K. We do not believe that any of our acquisitions completed during 2007 or new accounting standards implemented during 2007 changed our critical accounting policies.

New Accounting Pronouncements
See Notes to Consolidated Financial Statements for disclosure on new accounting pronouncements.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s December 31, 2006 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.
Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2007, the Company issued 6,244 shares of restricted stock to certain Division Managers as part of their incentive bonus for their 2006 performance, in accordance with the Company’s Key-Man Incentive Plan. These shares were valued at an aggregate value of approximately $280,000, based on the fair market value of our common stock on the date of the grant. The Company received no consideration for these shares. The Company relied on the exemptions from registration provided by Rules 505 and/or 506 of Regulation D.
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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 9, 2007	By:	/s/ David H. Hannah

David H. Hannah
Chief Executive Officer

	By:	/s/ Karla Lewis

Karla Lewis
Executive Vice President and
Chief Financial Officer