Form 10-Q
period 2007-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2007-08-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 31, 2007, 76,291,616 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,950	$57,475
Accounts receivable, less allowance for doubtful accounts of $19,720 at June 30, 2007 and $16,755 at December 31, 2006	837,936	666,273
Inventories	1,100,470	904,318
Prepaid expenses and other current assets	22,157	22,179
Income taxes receivable	—	25,144

Total current assets	2,035,513	1,675,389
Property, plant and equipment, at cost:
Land	110,435	108,022
Buildings	407,469	385,851
Machinery and equipment	612,201	565,951
Accumulated depreciation	(348,307)	(317,152)

	781,798	742,672

Goodwill	918,076	784,871
Intangible assets, net	382,836	354,195
Cash surrender value of life insurance policies, net	44,319	41,190
Other assets	14,038	15,856

Total assets	$4,176,580	$3,614,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$455,950	$340,356
Accrued expenses	51,542	36,481
Accrued compensation and retirement costs	80,282	92,905
Accrued insurance costs	36,812	34,475
Income taxes payable	1,918	—
Deferred income taxes	19,693	23,706
Current maturities of long-term debt	33,840	22,257
Current maturities of capital lease obligations	624	559

Total current liabilities	680,661	550,739
Long-term debt	1,241,716	1,083,095
Capital lease obligations	4,808	4,956
Long-term retirement costs	54,576	46,111
Deferred income taxes	187,904	181,628
Minority interest	1,450	1,246
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 76,281,228 at June 30, 2007 and 75,702,046 at December 31, 2006, stated capital	717,447	701,690
Retained earnings	1,274,574	1,046,339
Accumulated other comprehensive income /(loss)	13,444	(1,631)

Total shareholders’ equity	2,005,465	1,746,398

Total liabilities and shareholders’ equity	$4,176,580	$3,614,173

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2007	2006
Net sales	$1,896,036	$1,559,222
Other income, net	2,333	376

	1,898,369	1,559,598

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,398,539	1,139,349
Warehouse, delivery, selling, general and administrative	264,549	225,352
Depreciation and amortization	19,210	16,800
Interest	19,615	16,933

	1,701,913	1,398,434

Income from continuing operations before income taxes	196,456	161,164

Provision for income taxes	73,672	60,659

Net income	$122,784	$100,505

Earnings per share:
Income from continuing operations – diluted	$1.59	$1.32

Weighted average shares outstanding – diluted	77,181,651	75,874,992

Income from continuing operations – basic	$1.61	$1.34

Weighted average shares outstanding – basic	76,219,670	75,115,438

Cash dividends per share	$.08	$.05

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2007	2006
Net sales	$3,737,926	$2,547,208
Other income, net	2,707	1,654

	3,740,633	2,548,862

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,767,977	1,857,150
Warehouse, delivery, selling, general and administrative	520,101	362,447
Depreciation and amortization	37,661	28,621
Interest	39,725	22,642

	3,365,464	2,270,860

Income from continuing operations before income taxes	375,169	278,002

Provision for income taxes	140,689	105,642

Net income	$234,480	$172,360

Earnings per share:
Income from continuing operations – diluted	$3.06	$2.41

Weighted average shares outstanding – diluted	76,691,529	71,431,880

Income from continuing operations – basic	$3.08	$2.44

Weighted average shares outstanding – basic	76,041,932	70,721,890

Cash dividends per share	$.16	$.10

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$234,480	$172,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,661	28,621
Debt premium amortization	—	(892)
Gain on sales of machinery and equipment	(1,022)	(401)
Deferred income taxes	(5,519)	(1,244)
Minority interest	204	132
Stock based compensation expense	4,680	2,712
Excess tax benefits from stock based compensation	(5,929)	(1,584)
(Increase) /decrease in cash surrender value of life insurance policies	(77)	352
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(114,824)	(118,886)
Inventories	(95,029)	(126,208)
Prepaid expenses and other assets	31,521	(8,372)
Accounts payable and accrued expenses	84,093	(23,757)

Net cash provided by (used in) operating activities	170,239	(77,167)

Investing activities:
Purchases of property, plant and equipment	(58,645)	(59,694)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(217,712)	(343,924)
Proceeds from sales of property and equipment	2,572	2,247
Premiums paid on life insurance policies	(262)	(238)

Net cash used in investing activities	(274,047)	(401,609)

Financing activities:
Proceeds from borrowings	542,850	693,316
Principal payments on long-term debt and short-term borrowings	(426,601)	(235,591)
Payments to former minority shareholders	—	(1,291)
Dividends paid	(12,174)	(7,081)
Excess tax benefits from stock based compensation	5,929	1,584
Exercise of stock options	10,796	2,533
Issuance of common stock	281	222

Net cash provided by financing activities	121,081	453,692
Effect of exchange rate changes on cash	202	166

Increase /(decrease) in cash and cash equivalents	17,475	(24,918)
Cash and cash equivalents at beginning of period	57,475	35,022

Cash and cash equivalents at end of period	$74,950	$10,104

Supplemental cash flow information:
Interest paid during the period	$33,861	$27,802
Income taxes paid during the period	$111,957	$95,999

Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with acquisition of metals service center	$—	$360,453
Issuance of common stock to employee retirement savings plan	$—	$2,830
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K.
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
2. Impact of Recently Issued Accounting Principles
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6, Income Taxes, for further discussion.
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
Acquisition of Industrial Metals and Surplus, Inc.
Also, on January 2, 2007, the Company, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc., purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc., located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals now operates as a wholly-owned subsidiary of Siskin. Athens Steel was merged into Industrial Metals and operates as a division of Industrial Metals. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operation.
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
The total cost of the acquisitions of Crest, Industrial Metals, and Encore Group of approximately $217,686,000 was funded with borrowings on the Company’s syndicated credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $51,500,000. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of June 30, 2007 for Encore Group and Industrial Metals.
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
The Company assumed an EMJ stock option plan and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with the U.S. Department of

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Labor to contribute the equivalent of 258,006 shares of Reliance common stock to EMJ’s Retirement Savings Plan. At June 30, 2007 the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 160,655 shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements. EMJ now operates as a wholly-owned subsidiary of Reliance.
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
Acquisition of Flat Rock Metal Processing L.L.C.
In March 2006, Precision Strip, Inc., a wholly-owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately-held toll processing company with facilities in Perrysburg, Ohio; Eldridge, Iowa; and Portage, Indiana. The Flat Rock facilities in Perrysburg, Ohio and Eldridge, Iowa began operating as Precision Strip locations immediately after the acquisition date. The Portage, Indiana location became operational in September 2006. In July 2006, Precision Strip made a decision to close the Eldridge, Iowa facility and did so by the end of November 2006. Costs associated with the closure were minimal. Both Perrysburg, Ohio and Portage, Indiana locations process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. The purchase was funded with borrowings under the Company’s line of credit.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition of Everest Metals (Suzhou) Co., Ltd.
Also in March 2006, Reliance Pan Pacific Pte., Ltd. (“Reliance Pan Pacific”) completed its purchase of Everest Metals, a metals service center company based near Shanghai, People’s Republic of China. Reliance Pan Pacific is a joint venture company formed in October 2005 that is 70% owned by Reliance and 30% owned by Manufacturing Network Pte. Ltd. (“Manufacturing Network”), a Singapore based company. Manufacturing Network sold its 100% interest in Everest Metals to Reliance Pan Pacific on March 1, 2006. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002.
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
Pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if our acquisitions of Crest, EMJ, Encore Group, Industrial Metals, and Yarde Metals had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, and a provision for income taxes for the companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2007 or January 1, 2006, or of any potential results which may occur in the future. No pro forma results are required for the three month period ended June 30, 2007 as all acquisitions occurred prior to April 1, 2007.

Three Months Ended
June 30, 2006
(In thousands, except
per share amounts)
Pro forma (unaudited):
Net sales	$1,783,853
Net income	$109,977
Earnings per share – diluted	$1.45
Earnings per share – basic	$1.46

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$3,756,371	$3,495,402
Net income	$234,676	$202,970
Earnings per share – diluted	$3.06	$2.67
Earnings per share – basic	$3.09	$2.70
4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$784,871
Acquisitions	123,964
Effect of foreign currency translation	9,241

Balance as of June 30, 2007	$918,076

5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,503	$(6,070)	$6,353	$(6,005)
Loan fees	15,985	(6,024)	15,001	(5,237)
Customer list/relationships	121,200	(13,517)	107,200	(9,749)
Software – internal use	8,100	(1,012)	8,100	(607)
Other	691	(420)	421	(382)

	152,479	(27,043)	137,075	(21,980)

Intangible assets not subject to amortization:
Trade names	257,400	—	239,100	—

	$409,879	$(27,043)	$376,175	$(21,980)

The Company recognized amortization expense for intangible assets of approximately $5,063,000 and $2,985,000 for the six months ended June 30, 2007 and 2006, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2007 and each of the succeeding five years is as follows:

2007	$4,718,000
2008	9,080,000
2009	8,408,000
2010	8,334,000
2011	8,013,000
2012	7,163,000

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Income Taxes
On January 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had approximately $5,030,000 of unrecognized tax benefits. At June 30, 2007, the Company had approximately $4,820,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized.
Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. Except for various pre-acquisition periods of newly acquired subsidiaries, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2002.
The Internal Revenue Service (“IRS”) is currently examining the Company’s 2002 through 2004 federal income tax returns. The IRS has issued significant proposed adjustments related to certain of the Company’s inventory costing and LIFO methods. The IRS has also issued a proposed adjustment for a pre-acquisition refund claim filed by one of the Company’s subsidiaries. The Company does not accept any of the IRS proposed adjustments and expects to contest them through the IRS administrative proceedings. The Company is also under audit by various state and foreign jurisdictions but does not anticipate any material adjustments from these examinations. Certain of the current proposed adjustments are merely a timing impact or relate to pre-acquisition contingencies and therefore would not have an effect on the Company’s effective tax rate. The Company does not anticipate that the proposed IRS adjustments, when resolved, would result in a material charge to its results of operations or financial condition.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and June 30, 2007, there were approximately $770,000 and $1,350,000, respectively, of accrued interest and penalties related to uncertain tax positions.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Revolving line of credit ($1,100,000,000 limit) due November 9, 2011, interest at variable rates (based on LIBOR plus 0.55% or the bank’s prime rate as of June 30, 2007 and December 31, 2006), weighted average rate of 6.00% and 5.80% during the six months ended June 30, 2007 and 2006, respectively	$392,000	$203,000
Senior unsecured notes due January 2, 2009, weighted average fixed interest rate of 7.37% and 7.33% at June 30, 2007 and December 31, 2006, respectively	10,000	30,000
Senior unsecured notes due January 2, 2008, weighted average fixed interest rate of 7.08% at June 30, 2007 and December 31, 2006	30,000	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010, weighted average fixed interest rate of 6.66% at June 30, 2007 and December 31, 2006	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at June 30, 2007 and December 31, 2006	135,000	135,000
Senior unsecured notes due November 15, 2016, fixed interest rate of 6.20%, comprised of $350,000,000 of principal balance net of $907,000 and $957,000 of unamortized debt discount at June 30, 2007 and December 31, 2006, respectively	349,093	349,043
Senior unsecured notes due November 15, 2036, fixed interest rate of 6.85%, comprised of $250,000,000 of principal balance net of $1,384,000 and $1,407,000 of unamortized debt discount at June 30, 2007 and December 31, 2006, respectively	248,616	248,593
Senior notes due June 1, 2012, fixed rate of 9.75%, comprised of $250,000 of principal balance and $17,000 and $19,000 of unamortized debt premium at June 30, 2007 and December 31, 2006, respectively	267	269
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; variable interest rate of 3.69% and 3.80% at June 30, 2007 and December 31, 2006, respectively	2,050	2,050
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; variable interest rate of 3.93% and 4.11% at June 30, 2007 and December 31, 2006, respectively	900	1,225
Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest rate of 5.25%	2,155	2,155
Revolving short-term $4,000,000 credit facility for operations in China, variable interest rate of 5.86% and 6.00% (based on LIBOR plus 0.50%) at June 30, 2007 and December 31, 2006, respectively	2,475	1,017

Total	1,275,556	1,105,352
Less amounts due within one year	(33,840)	(22,257)

Total long-term debt	$1,241,716	$1,083,095

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35,000,000. There were no borrowings outstanding on these credit facilities at June 30, 2007 and December 31, 2006.
At June 30, 2007, the Company had $33,300,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $91,700,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at June 30, 2007.
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
The Company also has $278,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.0% and have an average remaining life of 3.6 years, maturing from 2008 to 2013.
The $1,100,000,000 syndicated credit agreement and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things.
8. Shareholders’ Equity
On May 17, 2006, Reliance’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on the Company’s common stock. The common stock split was affected by issuing one additional share of common stock for each share held by shareholders of record on July 5, 2006. The additional shares were distributed on July 19, 2006. All share and per share data, including prior period data as appropriate, have been adjusted to reflect this split.
Additionally, during the six months ended June 30, 2007, the Company issued 572,938 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $10,796,000. Also, 6,244 shares of common stock valued at approximately $280,000 were issued to division managers of the Company in March 2007 under the Key Man Incentive Plan for 2006. The Company has not repurchased any shares of its common stock since 2000.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income for each of the three- and six-month periods ended June 30, 2007 and 2006, respectively, included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$122,784	$100,505	$234,480	$172,360
Other comprehensive income:
Foreign currency translation income	12,594	1,364	15,009	1,782
Minimum pension liability, net of tax	—	574	—	574
Unrealized gain/(loss) on investments, net of tax	66	(41)	66	(3)

Total other comprehensive income	12,660	1,897	15,075	2,353

Total comprehensive income	$135,444	$102,402	$249,555	$174,713

Accumulated other comprehensive income included the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustments	$17,730	$2,721
Unrealized gain on investments, net of tax	311	245
Minimum pension liability, net of tax	(4,597)	(4,597)

Total accumulated other comprehensive income	$13,444	$(1,631)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of ($192,000) and $2,836,000, respectively, as of June 30, 2007 and ($151,000) and $2,836,000, respectively, as of December 31, 2006.
9. Employee Benefits
Defined Benefit and Supplemental Executive Retirement Plans
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement and certain pre-retirement pension benefits to key officers of the Company. Separate SERP plans exist for three of the Company’s subsidiaries, each of which provides post-retirement benefits to its respective key employees. Certain other deferred compensation arrangements exist for key officers at some of our subsidiary companies.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended June 30,	2007	2006	2007	2006
Service Cost	$241	$142	$206	$270
Interest Cost	392	283	411	400
Expected return on assets	—	—	(467)	(400)
Amortization of prior service cost	49	49	5	37
Amortization of net loss	313	133	4	113
Settlement expense	—	—	15	697

Net periodic pension cost	$995	$607	$174	$1,117

	SERP Plans		Defined Benefit Plans
Six Months Ended June 30,	2007	2006	2007	2006
Service Cost	$481	$283	$412	$367
Interest Cost	784	558	822	521
Expected return on assets	—	—	(935)	(515)
Amortization of prior service cost	98	98	10	36
Amortization of net loss	625	257	8	133
Settlement expense	—	—	15	829

Net periodic pension cost	$1,988	$1,196	$332	$1,371

Post-retirement Plan
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
Components of the net periodic pension expense associated with the Company’s Post-retirement Plan are as follows (in thousands):

	Three Months Ended June
	30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service Cost	$123	$100	$246	$100
Interest Cost	110	89	220	89
Expected return on assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	21	19	42	19

Net periodic pension cost	$254	$208	$508	$208

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2006, included in its Annual Report on Form 10-K, that it expected to contribute $1,515,000 to its defined benefit plans in 2007. As of June 30, 2007, contributions of approximately $1,139,000 had been made.
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
On May 16, 2007, the Company granted 42,000 options to acquire its common stock to the non-employee members of the Board of Directors with an exercise price equal to the fair market value. The stock options cliff vest after one year and expire ten years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life – 5.5 years; Volatility – 38.6%; Dividend yield – 0.5%; Risk-free interest rate – 4.6%; Grant date option fair value – $25.24
Supplemental Bonus Plan
In 2005, prior to Reliance’s acquisition, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock. During the six months ended June 30, 2007, EMJ paid out cash of $341,000 in lieu of 9,377 Reliance shares to terminated employees. At June 30, 2007, the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 160,655 shares of Reliance common stock. This obligation will be satisfied by future cash contributions as allowed under the Internal Revenue Code and ERISA requirements.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$122,784	$100,505	$234,480	$172,360

Denominator:
Denominator for basic earnings per:
Weighted average shares	76,220	75,115	76,042	70,722

Effect of dilutive securities:
Stock options	962	760	650	710

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	77,182	75,875	76,692	71,432

Earnings per share from continuing operations – diluted	$1.59	$1.32	$3.06	$2.41

Earnings per share from continuing operations – basic	$1.61	$1.34	$3.08	$2.44

The computations of earnings per share for the three and six months ended June 30, 2007 do not include 42,000 and 1,062,500 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive. There were 42,000 anti-dilutive shares reserved for issuance upon exercise of stock options for the three and six months ended June 30, 2006.

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
Condensed Unaudited Consolidating Balance Sheet
As of June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$(17,690)	$74,145	$18,495	$—	$74,950
Accounts receivable, less allowance for doubtful accounts	102,428	676,223	59,285	—	837,936
Inventories	98,796	917,100	84,574	—	1,100,470
Intercompany receivables	639	6,555	901	(8,095)	—
Prepaid expenses and other current assets	371	20,678	1,108	—	22,157

Total current assets	184,544	1,694,701	164,363	(8,095)	2,035,513

Investments in subsidiaries	2,570,151	36,828	—	(2,606,979)	—
Property, plant and equipment, net	86,913	676,894	17,991	—	781,798
Goodwill	15,328	804,069	98,679	—	918,076
Intangible assets, net	6,176	376,644	16	—	382,836
Intercompany receivables	61,415	1,570	—	(62,985)	—
Other assets	55	56,233	2,069	—	58,357

Total assets	$2,924,582	$3,646,939	$283,118	$(2,678,059)	$4,176,580

Liabilities & Shareholders’ Equity
Accounts payable	$48,644	$385,353	$30,048	$(8,095)	$455,950
Accrued compensation and retirement costs	4,440	71,735	4,107	—	80,282
Other current liabilities	14,420	80,757	14,788	—	109,965
Current maturities of long-term debt	30,200	1,165	2,475	—	33,840
Current maturities of capital lease obligations	—	571	53	—	624

Total current liabilities	97,704	539,581	51,471	(8,095)	680,661

Long-term debt	847,558	394,158	—	—	1,241,716
Intercompany borrowings	—	—	62,985	(62,985)	—
Deferred taxes and other long-term liabilities	—	246,808	1,930	—	248,738

Total shareholders’ equity	1,979,320	2,466,392	166,732	(2,606,979)	2,005,465

Total liabilities and shareholders’ equity	$2,924,582	$3,646,939	$283,118	$(2,678,059)	$4,176,580

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$247,938	$1,567,579	$97,225	$(16,706)	$1,896,036
Other income, net	120	29,304	2,643	(29,734)	2,333

	248,058	1,596,883	99,868	(46,440)	1,898,369

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	184,383	1,157,571	73,312	(16,727)	1,398,539
Warehouse, delivery, selling, general and administrative	56,618	212,526	16,960	(21,555)	264,549
Depreciation and amortization	2,067	16,700	443	—	19,210
Interest	15,153	11,679	941	(8,158)	19,615

	258,221	1,398,476	91,656	(46,440)	1,701,913

Income (loss) before equity in earnings of subsidiaries and income taxes	(10,163)	198,407	8,212	—	196,456
Equity in earnings of subsidiaries	139,910	923	—	(140,833)	—

Income from continuing operations before income taxes	129,747	199,330	8,212	(140,833)	196,456
Provision for income taxes	6,963	63,587	3,122	—	73,672

Net income	$122,784	$135,743	$5,090	$(140,833)	$122,784

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$221,834	$1,284,874	$63,267	$(10,753)	$1,559,222
Other income, net	66	24,700	532	(24,922)	376

	221,900	1,309,574	63,799	(35,675)	1,559,598

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	160,226	941,756	48,140	(10,773)	1,139,349
Warehouse, delivery, selling, general and administrative	56,531	180,977	10,318	(22,474)	225,352
Depreciation and amortization	1,809	14,716	275	—	16,800
Interest	6,094	13,052	215	(2,428)	16,933

	224,660	1,150,501	58,948	(35,675)	1,398,434

Income (loss) before equity in earnings of subsidiaries and income taxes	(2,760)	159,073	4,851	—	161,164
Equity in earnings of subsidiaries	114,250	2,039	—	(116,289)	—

Income from continuing operations before income taxes	111,490	161,112	4,851	(116,289)	161,164
Provision for income taxes	10,985	47,650	2,024	—	60,659

Net income	$100,505	$113,462	$2,827	$(116,289)	$100,505

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$486,065	$3,099,846	$181,739	$(29,724)	$3,737,926
Other income, net	231	58,413	2,731	(58,668)	2,707

	486,296	3,158,259	184,470	(88,392)	3,740,633

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	362,423	2,297,569	137,751	(29,766)	2,767,977
Warehouse, delivery, selling, general and administrative	112,560	418,935	30,297	(41,691)	520,101
Depreciation and amortization	4,238	32,604	819	—	37,661
Interest	30,760	24,397	1,503	(16,935)	39,725

	509,981	2,773,505	170,370	(88,392)	3,365,464

Income (loss) before equity in earnings of subsidiaries and income taxes	(23,685)	384,754	14,100	—	375,169
Equity in earnings of subsidiaries	266,990	1,837	—	(268,827)	—

Income from continuing operations before income taxes	243,305	386,591	14,100	(268,827)	375,169
Provision for income taxes	8,825	127,591	4,273	—	140,689

Net income	$234,480	$259,000	$9,827	$(268,827)	$234,480

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$425,188	$2,053,515	$86,837	$(18,332)	$2,547,208
Other income, net	743	46,793	428	(46,310)	1,654

	425,931	2,100,308	87,265	(64,642)	2,548,862

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	307,112	1,502,923	65,490	(18,375)	1,857,150
Warehouse, delivery, selling, general and administrative	107,804	282,444	14,169	(41,970)	362,447
Depreciation and amortization	3,582	24,663	376	—	28,621
Interest	12,088	14,544	307	(4,297)	22,642

	430,586	1,824,574	80,342	(64,642)	2,270,860

Income (loss) before equity in earnings of subsidiaries and income taxes	(4,655)	275,734	6,923	—	278,002
Equity in earnings of subsidiaries	193,874	2,675	—	(196,549)	—

Income from continuing operations before income taxes	189,219	278,409	6,923	(196,549)	278,002
Provision for income taxes	16,859	85,848	2,935	—	105,642

Net income	$172,360	$192,561	$3,988	$(196,549)	$172,360

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$234,480	$259,000	$9,827	$(268,827)	$234,480
Equity in earnings of subsidiaries	(266,990)	(1,837)	—	268,827	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(6,003)	(55,233)	(3,005)	—	(64,241)

Cash provided by (used in) operating activities	(38,513)	201,930	6,822	—	170,239

Investing activities:
Purchases of property, plant and equipment	(3,462)	(53,952)	(1,231)	—	(58,645)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(217,712)	—	—	(217,712)
Net advances from subsidiaries	48,062	—	—	(48,062)	—
Other investing activities, net	112	2,139	59	—	2,310

Cash provided by (used in) investing activities	44,712	(269,525)	(1,172)	(48,062)	(274,047)

Financing activities:
Net borrowings (repayments) of long-term debt	(20,000)	175,916	(39,667)	—	116,249
Dividends paid	(12,174)	—	—	—	(12,174)
Intercompany borrowings (repayments)	—	(90,642)	42,580	48,062	—
Other financing activities	17,006	—	—	—	17,006

Cash provided by (used in) financing activities	(15,168)	85,274	2,913	48,062	121,081
Effect of exchange rate changes on cash and cash equivalents	—	—	202	—	202

Increase (decrease) in cash and cash equivalents	(8,969)	17,679	8,765	—	17,475
Cash and cash equivalents at beginning of period	(8,721)	56,466	9,730	—	57,475

Cash and cash equivalents at end of period	$(17,690)	$74,145	$18,495	$—	$74,950

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$172,360	$192,561	$3,988	$(196,549)	$172,360
Equity in earnings of subsidiaries	(193,874)	(2,675)	—	196,549	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(36,790)	(221,119)	8,382	—	(249,527)

Cash provided by (used in) operating activities	(58,304)	(31,233)	12,370	—	(77,167)

Investing activities:
Purchases of property, plant and equipment	(16,813)	(40,852)	(2,029)	—	(59,694)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(323,245)	(20,679)	—	—	(343,924)
Net advances from subsidiaries	419,780	—	—	(419,780)	—
Other investing activities, net	808	1,201	—	—	2,009

Cash provided by (used in) investing activities	80,530	(60,330)	(2,029)	(419,780)	(401,609)

Financing activities:
Net borrowings (repayments) of long-term debt	(25,000)	481,409	1,316	—	457,725
Dividends paid	(7,081)	—	—	—	(7,081)
Intercompany borrowings (repayments)	—	(414,621)	(5,159)	419,780	—
Other financing activities	3,048	—	—	—	3,048

Cash provided by (used in) financing activities	(29,033)	66,788	(3,843)	419,780	453,692
Effect of exchange rate changes on cash and cash equivalents	—	—	166	—	166

Increase (decrease) in cash and cash equivalents	(6,807)	(24,775)	6,664	—	(24,918)
Cash and cash equivalents at beginning of period	(7,912)	35,717	7,217	—	35,022

Cash and cash equivalents at end of period	$(14,719)	$10,942	$13,881	$—	$10,104

12. Subsequent Event
The Company acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), an Illinois corporation headquartered in Wood Dale, Illinois, effective July 1, 2007. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals’ net sales for the twelve months ended December 31, 2006 were approximately $123,000,000. The Company acquired Clayton Metals through RSAC Management Corp., the Company’s wholly-owned subsidiary. The all cash purchase price was funded with borrowings on the Company’s syndicated credit facility.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three- and six-month periods ended June 30, 2007 and 2006 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$1,896,036	100.0%	$1,559,222	100.0%	$3,737,926	100.0%	$2,547,208	100.0%

Gross profit	497,497	26.2	419,873	26.9	969,949	25.9	690,058	27.1

S,G&A expenses	264,549	14.0	225,352	14.5	520,101	13.9	362,447	14.2

Depreciation expense	16,451	0.9	14,613	0.9	32,598	0.9	25,636	1.0

Operating profit(1)	$216,497	11.4%	$179,908	11.5%	$417,250	11.2%	$301,975	11.9%

(1)	Excludes other income, amortization expense, interest expense, and income tax expense.
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
Acquisition of Industrial Metals and Surplus, Inc.
Also, on January 2, 2007, the Company’s wholly-owned subsidiary, Siskin Steel & Supply Company, Inc., purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc., located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2006 were approximately $105 million.
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

The total cost of the acquisitions of Crest, Industrial Metals, and Encore Group of approximately $217.7 million was funded with borrowings on the Company’s syndicated credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $51.5 million. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of June 30, 2007 for Encore Group and Industrial Metals.
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
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
In the three months ended June 30, 2007, our consolidated net sales increased 22% to $1.90 billion, compared to $1.56 billion for the three months ended June 30, 2006. This includes an 8.3% increase in our tons sold and a 12.9% increase in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip, a toll processing business). Our 2006 and 2007 acquisitions were the primary factor in our increase in tons.

Same-store sales, which exclude the sales of our 2006 and 2007 acquisitions, were $1.12 billion in the 2007 second quarter, up 5.4% from the 2006 second quarter, with a 4.7% decrease in our tons sold and an 11.1% increase in our average selling price per ton sold. The decrease in tons sold was due to a slight reduction in demand in many end markets that we serve compared to the 2006 second quarter when demand was very strong. Our average selling price per ton sold increased mainly because of significant cost increases for stainless products since the 2006 period and cost increases for carbon steel products in the 2007 second quarter.
Our 2007 second quarter gross profit was a record $497.5 million compared to $419.9 million in the 2006 second quarter. Our gross profit as a percentage of sales in the 2007 second quarter was 26.2% compared to 26.9% in the 2006 second quarter. Our gross profit margin was lower than the 2006 second quarter mainly because of competitive pressures in the market resulting from high inventory levels in the service center industry. We also saw generally lower margins for our aerospace products due to increased supply availability as compared to the 2006 second quarter when supply was extremely tight, resulting in extremely strong gross profit margins.
In the 2007 second quarter, LIFO expense was $13.75 million, or $.11 earnings per diluted share, mainly because of continued cost increases for stainless steel products. In the 2006 second quarter we recorded LIFO expense of $18.0 million, or $.15 earnings per diluted share. LIFO expense is included in our cost of sales.
Our 2007 second quarter warehouse, delivery, selling, general and administrative (“S,G,&A”) expenses were 14.0% as a percentage of sales, slightly down from 14.5% during the 2006 second quarter due to increased selling prices in the 2007 second quarter as well as our continued efforts on cost control. Our increase in expense dollars of $39.2 million was mainly due to our 2006 and 2007 acquisitions, along with general cost increases.
Depreciation expense in the 2007 second quarter was $16.5 million compared to $14.6 million in the 2006 second quarter. The increase was mostly due to the additional depreciation expense from our 2006 and 2007 acquisitions and depreciation on new assets placed in service during the second half of 2006 and throughout 2007.
Operating profit in the 2007 second quarter was $216.5 million, or 11.4%, compared to $179.9 million, or 11.5%, in the 2006 second quarter. Our operating profit dollars increased mainly because of our acquisitions.
Interest expense for the 2007 second quarter increased $2.7 million, or 15.8%, due to additional borrowings made to fund our 2006 and 2007 acquisitions.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Our 2007 six-month consolidated sales of $3.74 billion were up 46.7% from the 2006 six-month period. This includes a 25.8% increase in tons sold and a 17.7% increase in our average selling price per ton sold. Our 2006 and 2007 acquisitions contributed to our increased sales in the 2007 six-month period. Our 2006 and 2007 acquisitions, especially EMJ and Yarde Metals, also contributed to the increase in our average selling price per ton sold as our product mix shifted to higher percentages of aluminum, alloy and stainless steel products. Same-store sales were $2.2 billion in the 2007 six-month period, up 7.7% from the 2006 six-month period, with a 2.0% decrease in our tons sold and a 10.5% increase in our average selling price per ton sold. The continued increases in stainless steel prices also contributed to the increase in our average selling price per ton sold.
Total gross profit increased 40.5% to $969.9 million for the 2007 six-month period compared to $690.1 million in the 2006 six-month period. This increase is mainly due to the additional gross profit from our 2006 and 2007 acquisitions. Gross profit as a percentage of sales in the 2007 six-month period was 25.9%, compared to 27.1% in the 2006 six-month period. The decline is mainly due to the competitive pressures discussed above.
Also, in the 2007 six-month period we recorded LIFO expense of $32.5 million, or $.26 earnings per diluted share, up from our 2006 six-month LIFO expense of $23.0 million, or $.20 earnings per diluted share. The higher expense in 2007 is mainly due to increased costs for stainless steel products in 2007 as compared to 2006 levels. We have reduced our full year LIFO expense estimate to $65 million from $75 million, mainly due to recent price declines for stainless steel products.

In the 2007 six-month period our S,G&A expenses increased $157.7 million or 43.5% compared to 2006, due mainly to the additional expenses of the companies that we acquired in 2006 and 2007. Our expenses as a percent of sales in the 2007 six-month period were 13.9% compared to 14.2% in the 2006 period. The slight improvement as a percent of sales is mainly due to our increased selling prices in 2007 and our effective expense control.
Depreciation expense for the 2007 six-month period was $32.6 million compared to $25.6 million in the 2006 six-month period. The increase was mostly due to the additional depreciation expense from our 2006 and 2007 acquisitions, along with depreciation on new assets placed in service throughout 2006 and the first half of 2007. Amortization expense increased $2.1 million in the 2007 six-month period primarily due to the additional amortization expense from our 2006 and 2007 acquisitions.
Our 2007 six-month operating profit was $417.3 million, resulting in an operating profit margin of 11.2%, compared to $302.0 million, or an 11.9% operating profit margin in the same period of 2006. Our operating profit dollars increased because of our acquisitions. However, our operating profit margin declined mainly due to the somewhat lower gross profit margins in 2007.
Interest expense for the 2007 six-month period increased $17.1 million or 75.4% due to additional borrowings made to fund our 2006 and 2007 acquisitions.
Our 2007 six-month period effective income tax rate was 37.5% compared to 38.0% in the same six-month period in 2006. The decrease in 2007 is mainly due to our increased international exposure and tax benefits from certain of our 2006 and 2007 acquisitions.
Liquidity and Capital Resources
At June 30, 2007, our working capital was $1.35 billion, up from $1.12 billion at December 31, 2006. The overall increase was primarily from the additional working capital of our 2007 acquisitions. Excluding the initial effect of acquisitions, the increase in working capital is mainly due to an increase in our accounts receivable of $114.8 million and an increase in our inventory of $95.0 million. This was offset by an increase in accounts payable and accrued expenses of $84.1 million.
To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of June 30, 2007, our days sales outstanding were approximately 40 days, a slight improvement from our 2006 year-end rate of 41 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate during the 2007 six-month period was about 4.4 times (or 2.7 months on hand), consistent with our year end 2006 rate. Our 2006 and 2007 inventory turn rates were negatively impacted by our acquisitions of EMJ and Yarde Metals because they carry many products that do not typically turn at rates as high as many of our other products. We are focusing on improving our inventory turn rate from current levels. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $170.2 million in the six months ended June 30, 2007 compared to cash used in operations of $77.2 million in the six months ended June 30, 2006. In 2006 our working capital needs were increasing due to both increased demand and pricing. In 2007 our working capital needs have been more stable which contributed to our strong cash flows along with our increased earnings in the 2007 six-month period.
Our outstanding debt (including capital lease obligations) at June 30, 2007 was $1.3 billion, up from $1.1 billion at December 31, 2006, mainly due to the financing of our 2007 acquisitions. At June 30, 2007, we had $392 million borrowed on our $1.1 billion revolving line of credit, which includes $20 million to pay off private placement notes that matured in 2007. Our net debt-to-total capital ratio was 37.6% at June 30, 2007; consistent with our 2006 year-end rate (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). On January 2, 2007 we funded our acquisitions of Crest and Industrial Metals with borrowings on our credit facility. On February 1, 2007, we borrowed additional funds under our credit facility for the purchase of the net assets and business of the Encore Group.

In the 2007 six months we used our borrowings and operating cash flow to fund our increased working capital needs, capital expenditures of approximately $58.6 million and acquisitions of approximately $217.7 million. Our June 30, 2007 financial statements include preliminary purchase price allocations for our 2007 acquisitions of Encore Group and IMS.
At June 30, 2007, we also had $278 million of outstanding senior unsecured notes issued in private placements of debt and $600 million of outstanding senior unsecured notes.
The $278 million of outstanding private placement notes bear interest at an average fixed rate of 6.0% and have an average remaining life of 3.6 years, maturing from 2008 to 2013.
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
We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35 million. There were no borrowings outstanding on these credit facilities at June 30, 2007 and December 31, 2006.
Our $1.1 billion syndicated credit facility and our senior unsecured notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things.
Proceeds from the issuance of common stock upon the exercise of stock options during the 2007 six-month period were $10.8 million.
On July 2, 2007 we borrowed funds on our credit facility to purchase Clayton Metals. Our pro forma net debt-to-total capital ratio for the borrowing was 38.2%.
Capital expenditures were $58.6 million for the six months ended June 30, 2007 compared to $59.7 million during the same prior year period. Our 2007 capital expenditure budget is approximately $145 million. Our 2007 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2006, except the 2007 acquisitions discussed above. We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit. Our credit facility can be increased from $1.1 billion to $1.6 billion upon approval of the lenders.
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
In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock. Repurchased shares are treated as authorized but unissued shares. As of June 30, 2007, and prior to the additional authorization in May 2005, we had repurchased a total of 11.0 million shares of our common stock under this plan, at an average cost of $7.47 per share. We have not repurchased any shares of our common stock since 2000. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

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
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $918.1 million at June 30, 2007, or approximately 22.0% of total assets, or 45.8% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2006 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of June 30, 2007.
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
Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
As a result of an administrative error, in April and May of 2007, three employees of Earle M. Jorgensen Company, a wholly-owned subsidiary of the Company, were allowed to exercise stock options before they became exercisable under the terms of the Earle M. Jorgensen Company Stock Option Plan. These employees, who are not affiliates of the Company, received an aggregate of 1,762 shares at an exercise price of $24.92 per share, resulting in total proceeds to the Company of $43,909, which was used to fund working capital needs. Although the shares issuable under the Earle M. Jorgensen Company Stock Option Plan have been registered with the Securities and Exchange Commission, since the shares were issued prior to the vesting date, they may be deemed to be technically not registered. The Company understands that some or all of these shares may have been sold by the employees without a registration statement having been filed.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 16, 2007.

(b)	[Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.]

(c)	The following is a brief description of matters voted upon at the meeting:

Four Class I directors were elected at the annual meeting. Douglas M. Hayes: 66,370,407 shares were voted for election and 332,048 shares were withheld. Franklin R. Johnson: 66,353,289 shares were voted for election and 349,167 shares were withheld. Richard J. Slater: 66,355,634 shares were voted for election and 346,822 shares were withheld. Leslie A. Waite: 66,013,431 shares were voted for election and 689,025 shares were withheld.

Based upon the recommendation of the Audit Committee, Ernst & Young LLP was selected as the Company’s independent registered accounting firm to perform the annual audit of the financial statements of the Company and its subsidiaries for 2007. The selection was approved: 65,848,393 shares were voted for the proposal, 832,114 shares were voted against it and 21,949 shares abstained.

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

RELIANCE STEEL & ALUMINUM CO.
Dated: August 9, 2007	By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer

By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer