Form 10-Q
period 2007-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2007-11-09
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 31, 2007, 74,830,074 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$106,003	$57,475
Accounts receivable, less allowance for doubtful accounts of $19,665 at September 30, 2007 and $16,755 at December 31, 2006	807,798	666,273
Inventories	1,007,349	904,318
Prepaid expenses and other current assets	20,820	22,179
Income taxes receivable	14,696	25,144

Total current assets	1,956,666	1,675,389
Property, plant and equipment, at cost:
Land	117,879	108,022
Buildings	415,263	385,851
Machinery and equipment	631,364	565,951
Accumulated depreciation	(368,533)	(317,152)

	795,973	742,672

Goodwill	937,446	784,871
Intangible assets, net	402,000	354,195
Cash surrender value of life insurance policies, net	43,861	41,190
Other assets	15,125	15,856

Total assets	$4,151,071	$3,614,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$402,796	$340,356
Accrued expenses	59,589	36,481
Accrued compensation and retirement costs	82,571	92,905
Accrued insurance costs	36,123	34,475
Deferred income taxes	23,721	23,706
Current maturities of long-term debt	33,684	22,257
Current maturities of capital lease obligations	634	559

Total current liabilities	639,118	550,739
Long-term debt	1,239,551	1,083,095
Capital lease obligations	4,657	4,956
Long-term retirement costs	55,854	46,111
Deferred income taxes	186,369	181,628
Minority interest	1,529	1,246
Commitments and contingencies Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 74,618,149 at September 30, 2007 and 75,702,046 at December 31, 2006, stated capital	638,420	701,690
Retained earnings	1,362,230	1,046,339
Accumulated other comprehensive income /(loss)	23,343	(1,631)

Total shareholders’ equity	2,023,993	1,746,398

Total liabilities and shareholders’ equity	$4,151,071	$3,614,173

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2007	2006

Net sales	$1,812,092	$1,626,208
Other income, net	2,063	1,987

	1,814,155	1,628,195

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,372,128	1,194,139
Warehouse, delivery, selling, general and administrative	252,017	224,798
Depreciation and amortization	19,791	16,511
Interest	20,517	19,354

	1,664,453	1,454,802

Income from continuing operations before income taxes	149,702	173,393

Provision for income taxes	56,137	65,888

Net income	$93,565	$107,505

Earnings per share:
Income from continuing operations — diluted	$1.22	$1.41

Weighted average shares outstanding — diluted	76,476,928	76,016,596

Income from continuing operations — basic	$1.24	$1.42

Weighted average shares outstanding — basic	75,609,783	75,451,585

Cash dividends per share	$.08	$.06

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2007	2006

Net sales	$5,550,018	$4,173,416
Other income, net	4,770	3,641

	5,554,788	4,177,057

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	4,140,105	3,051,289
Warehouse, delivery, selling, general and administrative	772,118	587,245
Depreciation and amortization	57,452	45,132
Interest	60,242	41,996

	5,029,917	3,725,662

Income from continuing operations before income taxes	524,871	451,395

Provision for income taxes	196,826	171,530

Net income	$328,045	$279,865

Earnings per share:
Income from continuing operations — diluted	$4.28	$3.83

Weighted average shares outstanding — diluted	76,613,307	72,985,065

Income from continuing operations — basic	$4.32	$3.87

Weighted average shares outstanding — basic	75,896,299	72,315,779

Cash dividends per share	$.24	$.16

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities:
Net income	$328,045	$279,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,452	45,132
Debt premium amortization	—	(1,779)
Gain on sales of machinery and equipment	(1,115)	(990)
Deferred income taxes	(2,333)	(1,297)
Minority interest	283	227
Stock based compensation expense	7,569	4,336
Excess tax benefits from stock based compensation	(6,062)	(1,769)
Decrease in cash surrender value of life insurance policies	464	494
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(66,632)	(130,298)
Inventories	16,454	(172,732)
Prepaid expenses and other assets	15,586	9,593
Accounts payable and accrued expenses	34,976	(19,253)

Net cash provided by operating activities	384,687	11,529

Investing activities:
Purchases of property, plant and equipment	(88,350)	(84,720)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(257,640)	(559,393)
Tax distributions made related to a prior acquisition	(634)	(894)
Proceeds from sales of property and equipment	2,833	2,956
Net proceeds from redemption of life insurance policies	134	489
Net investment in life insurance policies	(262)	(279)

Net cash used in investing activities	(343,919)	(641,841)

Financing activities:
Proceeds from borrowings	648,554	993,316
Principal payments on long-term debt and short-term borrowings	(558,155)	(368,123)
Payments to former minority shareholders	—	(1,291)
Dividends paid	(18,216)	(11,608)
Excess tax benefits from stock based compensation	6,062	1,769
Exercise of stock options	11,047	2,852
Issuance of common stock	281	222
Common stock repurchase	(82,167)	—

Net cash provided by financing activities	7,406	617,137
Effect of exchange rate changes on cash	354	194

Increase /(decrease) in cash and cash equivalents	48,528	(12,981)
Cash and cash equivalents at beginning of period	57,475	35,022

Cash and cash equivalents at end of period	$106,003	$22,041

Supplemental cash flow information:
Interest paid during the period	$45,395	$24,997
Income taxes paid during the period	$183,734	$155,221

Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with acquisition of metals service center	$—	$360,453
Issuance of common stock to employee retirement savings plan	$—	$2,830
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
2007 Acquisitions
Acquisition of Clayton Metals, Inc.
On July 1, 2007, the Company acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), an Illinois corporation headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. The Company acquired Clayton Metals through RSAC Management Corp., the Company’s wholly-owned subsidiary.
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
The total cost of the acquisitions of Clayton Metals, Crest, Industrial Metals, and Encore Group of approximately $257,640,000 was funded with borrowings on the Company’s syndicated credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $75,977,000. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of September 30, 2007 for Encore Group and Clayton Metals.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2006 Acquisitions
Acquisition of Yarde Metals, Inc.
On August 1, 2006, the Company acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut for approximately $100,000,000 plus the assumption of approximately $101,000,000 of Yarde Metals’ outstanding debt, net of cash acquired. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metals operates as a wholly-owned subsidiary of RSAC Management Corp. In August 2007 the Yarde Metals sellers were paid an additional amount related to the Company’s election of Section 338(h)(10) treatment for income tax purposes, resulting in additional goodwill of $634,000.
The allocation of the total purchase price of Yarde Metals to the fair values of the assets acquired and liabilities assumed is as follows:

(In thousands)

Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$10,244
Accounts receivable	53,448
Inventory	79,987
Property, plant and equipment	18,062
Goodwill	47,657
Intangible assets subject to amortization	3,100
Intangible assets not subject to amortization	22,900
Other current and long-term assets	5,743

Total assets acquired	241,141

Current and long-term debt	(111,168)
Other current and long-term liabilities	(29,204)

Total liabilities assumed	(140,372)

Net assets acquired/Purchase price	$100,769

The acquisition of Yarde Metals was funded with borrowings on the Company’s syndicated credit facility and a short-term supplemental credit facility.
Acquisition of Earle M. Jorgensen Company
On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”). EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers. EMJ’s net sales for the nine months ended December 31, 2006 were $1,450,000,000. The Company paid $6.50 in cash and issued 0.1784 of a share of Reliance common stock for each outstanding share of EMJ common stock. The fraction of the share of Reliance common stock issued in exchange for each share of EMJ common stock as a result of the acquisition was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the acquisition became effective (“Average Stock Price”). The Average Stock Price for that 20-day period exceeded the upper limit of the 15% symmetrical collar established in the merger agreement. In accordance with this formula, Reliance issued 8,962,268 shares of its common stock in exchange for the 50,237,094 shares of outstanding EMJ common stock. The recorded value of the cash and stock consideration,

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in accordance with purchase accounting rules, was $13.64 per EMJ share, the stock portion of which was calculated using a Reliance per share price of $40.00 which was the 3-day average closing price as of the date the Average Stock Price exceeded the upper limit of the collar. The purchase also included the assumption of approximately $252,900,000 of EMJ outstanding debt, including $250,000,000 of 9.75% senior secured notes and $2,900,000 of other debt. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,882,000. The majority of the $250,000,000 EMJ senior secured notes were subsequently redeemed in November 2006. The remaining principal balance of these notes outstanding at September 30, 2007 was $250,000. See Note 6.
The Company assumed an EMJ stock option plan and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute the equivalent of 258,006 shares of Reliance common stock to EMJ’s Retirement Savings Plan. At September 30, 2007 the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 160,655 shares of Reliance common stock. This obligation will be satisfied by future contributions as allowed under the Internal Revenue Code and ERISA requirements. EMJ now operates as a wholly-owned subsidiary of Reliance.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if our acquisitions of Clayton Metals, Crest, EMJ, Encore Group, Industrial Metals, and Yarde Metals had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, and a provision for income taxes for the companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2007 or January 1, 2006, or of any potential results which may occur in the future. No pro forma results are required for the three month period ended September 30, 2007 as all acquisitions occurred prior to or effective July 1, 2007.

Three Months Ended
September 30, 2006
(In thousands, except
per share amounts)
Pro forma (unaudited):
Net sales	$1,813,136
Net income	$114,644
Earnings per share — diluted	$1.51
Earnings per share — basic	$1.52

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$5,632,042	$5,366,187
Net income	$331,516	$320,530
Earnings per share — diluted	$4.33	$4.22
Earnings per share — basic	$4.37	$4.25

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

(In thousands)

Balance as of December 31, 2006	$784,871
Acquisitions	136,544
Effect of foreign currency translation	16,031

Balance as of September 30, 2007	$937,446

5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net:

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,753	$(6,130)	$6,353	$(6,005)
Loan fees	15,985	(6,410)	15,001	(5,237)
Customer list/relationships	132,500	(15,641)	107,200	(9,749)
Software — internal use	8,100	(1,215)	8,100	(607)
Other	691	(433)	421	(382)

	164,029	(29,829)	137,075	(21,980)

Intangible assets not subject to amortization:
Trade names	267,800	—	239,100	—

	$431,829	$(29,829)	$376,175	$(21,980)

The Company recognized amortization expense for intangible assets of approximately $7,850,000 and $4,703,000 for the nine months ended September 30, 2007 and 2006, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2007 and each of the succeeding five years is as follows:

(In thousands)
2007	$2,640
2008	10,565
2009	9,894
2010	9,821
2011	9,499
2012	8,564

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Income Taxes
On January 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had approximately $5,030,000 of unrecognized tax benefits. At September 30, 2007, the Company had approximately $4,820,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized.
Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. Except for various pre-acquisition periods of newly acquired subsidiaries, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2002.
The Internal Revenue Service (“IRS”) is currently examining the Company’s 2002 through 2004 federal income tax returns. The IRS has issued significant proposed adjustments related to certain of the Company’s inventory costing and LIFO methods. The IRS has also issued a proposed adjustment for a pre-acquisition refund claim filed by one of the Company’s subsidiaries. The Company has not accepted any of the IRS proposed adjustments and is currently contesting them through the IRS administrative proceedings. The Company is also under audit by various state and foreign jurisdictions but does not anticipate any material adjustments from these examinations. Certain of the current proposed adjustments are merely a timing impact or relate to pre-acquisition contingencies and therefore would not have an effect on the Company’s effective tax rate. The Company does not anticipate that the proposed IRS adjustments, when resolved, would result in a material charge to its results of operations or financial condition.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and September 30, 2007, there were approximately $770,000 and $1,800,000, respectively, of accrued interest and penalties related to uncertain tax positions.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Revolving line of credit ($1,100,000,000 limit) due November 9, 2011, interest at variable rates (based on LIBOR plus 0.55% or the bank’s prime rate as of September 30, 2007 and December 31, 2006), weighted average rate of 6.18% and 5.93% at September 30, 2007 and December 31, 2006, respectively	$390,000	$203,000
Senior unsecured notes due January 2, 2009, weighted average fixed interest rate of 7.37% and 7.33% at September 30, 2007 and December 31, 2006, respectively	10,000	30,000
Senior unsecured notes due January 2, 2008, weighted average fixed interest rate of 7.08% at September 30, 2007 and December 31, 2006	30,000	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010, weighted average fixed interest rate of 6.66% at September 30, 2007 and December 31, 2006	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at September 30, 2007 and December 31, 2006	135,000	135,000
Senior unsecured notes due November 15, 2016, fixed interest rate of 6.20%, comprised of $350,000,000 of principal balance net of $884,000 and $957,000 of unamortized debt discount at September 30, 2007 and December 31, 2006, respectively	349,116	349,043
Senior unsecured notes due November 15, 2036, fixed interest rate of 6.85%, comprised of $250,000,000 of principal balance net of $1,372,000 and $1,407,000 of unamortized debt discount at September 30, 2007 and December 31, 2006, respectively	248,629	248,593
Senior notes due June 1, 2012, fixed rate of 9.75%, comprised of $250,000 of principal balance and $16,000 and $19,000 of unamortized debt premium at September 30, 2007 and December 31, 2006, respectively	266	269
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; variable interest rate of 3.83% and 3.80% at September 30, 2007 and December 31, 2006, respectively	1,850	2,050
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; variable interest rate of 4.04% and 4.11% at September 30, 2007 and December 31, 2006, respectively	900	1,225
Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest rate of 5.25%	2,155	2,155
Revolving short-term $4,000,000 credit facility for operations in China, weighted average interest rate of 6.09% and 6.00% (based on LIBOR plus 0.50%) at September 30, 2007 and December 31, 2006, respectively	2,319	1,017

Total	1,273,235	1,105,352
Less amounts due within one year	(33,684)	(22,257)

Total long-term debt	$1,239,551	$1,083,095

On November 9, 2006, the Company amended and restated its syndicated credit agreement to allow for increased borrowings of up to $1,100,000,000. This five-year, unsecured syndicated credit facility, which replaced the $700,000,000 and $100,000,000 existing bank credit lines, has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval.
The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35,000,000. There were no borrowings outstanding on these credit facilities at September 30, 2007 and December 31, 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At September 30, 2007, the Company had $38,430,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $86,570,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at September 30, 2007.
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
The Company also has $278,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 6.0% and have a weighted average remaining life of 3.4 years, maturing from 2008 to 2013.
The $1,100,000,000 syndicated credit agreement and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things.
8. Shareholders’ Equity
Common Stock Split
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
Common Stock
Additionally, during the nine months ended September 30, 2007, the Company issued 583,326 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $11,047,000. Also, 6,244 shares of common stock valued at approximately $280,000 were issued to division managers of the Company in March 2007 under the Key Man Incentive Plan for 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Share Repurchase Program
The Stock Repurchase Plan (“Repurchase Plan”) was initially established in December 1994 and authorized the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. In May 2005, the Board amended and restated the Repurchase Plan to authorize the purchase of up to an additional 12,000,000 shares of the Company’s common stock and to extend the term of the Repurchase Plan for ten years, to December 31, 2014.
During the 2007 third quarter the Company repurchased 1,673,467 shares of its common stock at an average cost of $49.10 per share. This was the first time that the Company has repurchased its stock since 2000. Since initiating the Stock Repurchase Plan in 1994, the Company has repurchased 12,750,017 shares at an average cost of $12.93 per share. Repurchased shares are redeemed and treated as authorized but unissued shares. The Company currently has authorization to purchase an additional 10,326,533 shares under the Repurchase Plan.
Other Comprehensive Income
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Comprehensive income for each of the three- and nine-month periods ended September 30, 2007 and 2006, respectively, included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$93,565	$107,505	$328,045	$279,865
Other comprehensive income:
Foreign currency translation gain	9,858	198	24,866	1,980
Minimum pension liability, net of tax	—	—	—	574
Unrealized gain on investments, net of tax	41	54	108	52

Total other comprehensive income	9,899	252	24,974	2,606

Total comprehensive income	$103,464	$107,757	$353,019	$282,471

Accumulated other comprehensive income included the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustments	$27,588	$2,721
Unrealized gain on investments, net of tax	352	245
Minimum pension liability, net of tax	(4,597)	(4,597)

Total accumulated other comprehensive income	$23,343	$(1,631)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of ($217,000) and $2,836,000, respectively, as of September 30, 2007 and ($151,000) and $2,836,000, respectively, as of December 31, 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Employee Benefits
Defined Benefit and Supplemental Executive Retirement Plans
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement and certain pre-retirement pension benefits to key officers of the Company. Separate SERP plans exist for three of the Company’s subsidiaries, each of which provides post-retirement benefits to certain key employees. Certain other deferred compensation arrangements exist for key officers or employees at some of our subsidiary companies.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service.
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended September 30,	2007	2006	2007	2006
Service Cost	$241	$142	$206	$158
Interest Cost	392	283	411	348
Expected return on assets	—	—	(467)	(390)
Amortization of prior service cost	49	49	5	(17)
Amortization of net loss/(gain)	313	119	4	(46)
Settlement expense	—	—	—	(6)

Net periodic pension cost	$995	$593	$159	$47

	SERP Plans		Defined Benefit Plans
Nine Months Ended September 30,	2007	2006	2007	2006
Service Cost	$722	$425	$618	$525
Interest Cost	1,176	841	1,232	869
Expected return on assets	—	—	(1,402)	(905)
Amortization of prior service cost	147	147	15	19
Amortization of net loss	938	376	13	87
Settlement expense	—	—	15	823

Net periodic pension cost	$2,983	$1,789	$491	$1,418

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Components of the net periodic pension expense associated with the Company’s Post-retirement Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service Cost	$123	$100	$368	$200
Interest Cost	110	88	331	177
Amortization of net loss	21	(10)	64	10

Net periodic pension cost	$254	$178	$763	$387

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2006, included in its Annual Report on Form 10-K, that it expected to contribute $1,515,000 to its defined benefit plans in 2007. As of September 30, 2007, contributions of approximately $2,841,000 had been made.
Share Based Compensation
On March 2, 2007, the Company granted 1,026,500 options to acquire its common stock to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 4.75 years; Volatility — 39.6%; Dividend yield — 0.7%; Risk-free interest rate — 4.5%; Grant date option fair value — $17.11.
On May 16, 2007, the Company granted 42,000 options to acquire its common stock to the non-employee members of the Board of Directors with an exercise price equal to the fair market value. The stock options cliff vest after one year and expire ten years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 5.5 years; Volatility — 38.6%; Dividend yield — 0.5%; Risk-free interest rate — 4.6%; Grant date option fair value — $25.24.
Supplemental Bonus Plan
In 2005, prior to Reliance’s acquisition, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock. During the nine months ended September 30, 2007, EMJ paid out cash of $341,000 in lieu of 9,378 Reliance shares to terminated employees. At September 30, 2007, the remaining obligation to contribute cash to a phantom stock plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 160,655 shares of Reliance common stock. This obligation will be satisfied by future cash contributions as allowed under the Internal Revenue Code and ERISA requirements.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Numerator:
Net income	$93,565	$107,505	$328,045	$279,865

Denominator:
Denominator for basic earnings per:
Weighted average shares	75,610	75,452	75,896	72,316

Effect of dilutive securities:
Stock options	867	565	717	669

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	76,477	76,017	76,613	72,985

Earnings per share from continuing operations — diluted	$1.22	$1.41	$4.28	$3.83

Earnings per share from continuing operations — basic	$1.24	$1.42	$4.32	$3.87

The computations of earnings per share for the three and nine months ended September 30, 2007 do not include 1,058,500 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. The computations of earnings per share for the three and nine months ended September 30, 2006 do not include 278,288 and 42,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

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
Condensed Unaudited Consolidating Balance Sheet
As of September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Assets
Cash and cash equivalents	$2,898	$90,197	$12,908	$—	$106,003
Accounts receivable, less allowance for doubtful accounts	90,879	661,989	54,930	—	807,798
Inventories	73,019	846,161	88,169	—	1,007,349
Intercompany receivables	630	4,025	755	(5,410)	—
Prepaid expenses and other current assets	272	43,705	1,591	(10,052)	35,516

Total current assets	167,698	1,646,077	158,353	(15,462)	1,956,666

Investments in subsidiaries	2,797,573	40,083	—	(2,837,656)	—
Property, plant and equipment, net	80,926	696,556	18,491	—	795,973
Goodwill	13,392	818,521	105,533	—	937,446
Intangible assets, net	6,009	395,978	13	—	402,000
Intercompany receivables	—	183,485	—	(183,485)	—
Other assets	55	56,371	2,560	—	58,986

Total assets	$3,065,653	$3,837,071	$284,950	$(3,036,603)	$4,151,071

Liabilities & Shareholders’ Equity
Accounts payable	$45,431	$332,852	$29,923	$(5,410)	$402,796
Accrued compensation and retirement costs	4,799	72,709	5,063	—	82,571
Other current liabilities	28,264	94,271	6,950	(10,052)	119,433
Current maturities of long-term debt	30,200	1,165	2,319	—	33,684
Current maturities of capital lease obligations	—	577	57	—	634

Total current liabilities	108,694	501,574	44,312	(15,462)	639,118

Long-term debt	847,394	392,157	—	—	1,239,551
Intercompany borrowings	124,507	—	58,978	(183,485)	—
Deferred taxes and other long-term liabilities	—	245,665	2,744	—	248,409

Total shareholders’ equity	1,985,058	2,697,675	178,916	(2,837,656)	2,023,993

Total liabilities and shareholders’ equity	$3,065,653	$3,837,071	$284,950	$(3,036,603)	$4,151,071

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Assets
Cash and cash equivalents	$2,556	$45,189	$9,730	$—	$57,475
Accounts receivable, less allowance for doubtful accounts	87,570	545,931	32,585	187	666,273
Inventories	79,901	785,855	38,562	—	904,318
Intercompany receivables	655	2,781	338	(3,774)	—
Prepaid expenses and other current assets	—	46,504	1,006	(187)	47,323

Total current assets	170,682	1,426,260	82,221	(3,774)	1,675,389

Investments in subsidiaries	2,308,683	31,021	—	(2,339,704)	—
Property, plant and equipment, net	87,365	640,014	15,293	—	742,672
Goodwill	15,328	766,839	2,704	—	784,871
Intangible assets, net	5,591	348,581	23	—	354,195
Intercompany receivables	109,477	—	—	(109,477)	—
Other assets	526	56,062	922	(464)	57,046

Total assets	$2,697,652	$3,268,777	$101,163	$(2,453,419)	$3,614,173

Liabilities & Shareholders’ Equity
Accounts payable	$42,162	$279,927	$22,041	$(3,774)	$340,356
Accrued compensation and retirement costs	10,199	78,960	3,746	—	92,905
Other current liabilities	7,598	84,292	2,772	—	94,662
Current maturities of long-term debt	20,200	1,040	1,017	—	22,257
Current maturities of capital lease obligations	—	559	—	—	559

Total current liabilities	80,159	444,778	29,576	(3,774)	550,739

Long-term debt	877,487	205,608	—	—	1,083,095
Intercompany borrowings	—	88,154	20,404	(108,558)	—
Deferred taxes and other long-term liabilities	—	232,330	1,611	—	233,941

Total shareholders’ equity	1,740,006	2,297,907	49,572	(2,341,087)	1,746,398

Total liabilities and shareholders’ equity	$2,697,652	$3,268,777	$101,163	$(2,453,419)	$3,614,173

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$226,732	$1,508,743	$90,901	$(14,284)	$1,812,092
Other income, net	31	18,910	2,479	(19,357)	2,063

	226,763	1,527,653	93,380	(33,641)	1,814,155

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	171,057	1,145,668	69,708	(14,305)	1,372,128
Warehouse, delivery, selling, general and administrative	48,955	199,355	16,303	(12,596)	252,017
Depreciation and amortization	1,951	17,393	447	—	19,791
Interest	15,679	10,771	807	(6,740)	20,517

	237,642	1,373,187	87,265	(33,641)	1,664,453

Income (loss) before equity in earnings of subsidiaries and income taxes	(10,879)	154,466	6,115	—	149,702
Equity in earnings of subsidiaries	106,405	224	—	(106,629)	—

Income from continuing operations before income taxes	95,526	154,690	6,115	(106,629)	149,702
Provision for income taxes	1,961	53,004	1,172	—	56,137

Net income	$93,565	$101,686	$4,943	$(106,629)	$93,565

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$225,595	$1,352,067	$58,178	$(9,632)	$1,626,208
Other income, net	91	27,928	837	(26,869)	1,987

	225,686	1,379,995	59,015	(36,501)	1,628,195

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	168,252	990,653	44,887	(9,653)	1,194,139
Warehouse, delivery, selling, general and administrative	57,171	179,896	10,981	(23,250)	224,798
Depreciation and amortization	1,891	14,338	282	—	16,511
Interest	6,221	16,582	149	(3,598)	19,354

	233,535	1,201,469	56,299	(36,501)	1,454,802

Income (loss) before equity in earnings of subsidiaries and income taxes	(7,849)	178,526	2,716	—	173,393
Equity in earnings of subsidiaries	122,404	1,146	—	(123,550)	—

Income from continuing operations before income taxes	114,555	179,672	2,716	(123,550)	173,393
Provision for income taxes	7,050	57,990	848	—	65,888

Net income	$107,505	$121,682	$1,868	$(123,550)	$107,505

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$712,797	$4,608,591	$272,639	$(44,009)	$5,550,018
Other income, net	261	77,325	5,207	(78,023)	4,770

	713,058	4,685,916	277,846	(122,032)	5,554,788

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	533,479	3,443,238	207,459	(44,071)	4,140,105
Warehouse, delivery, selling, general and administrative	161,514	618,296	46,594	(54,286)	772,118
Depreciation and amortization	6,191	49,994	1,267	—	57,452
Interest	46,438	35,162	2,317	(23,675)	60,242

	747,622	4,146,690	257,637	(122,032)	5,029,917

Income (loss) before equity in earnings of subsidiaries and income taxes	(34,564)	539,226	20,209	—	524,871
Equity in earnings of subsidiaries	373,395	2,061	—	(375,456)	—

Income from continuing operations before income taxes	338,831	541,287	20,209	(375,456)	524,871
Provision for income taxes	10,786	180,597	5,443	—	196,826

Net income	$328,045	$360,690	$14,766	$(375,456)	$328,045

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$650,784	$3,405,579	$145,017	$(27,964)	$4,173,416
Other income, net	833	74,723	1,265	(73,180)	3,641

	651,617	3,480,302	146,282	(101,144)	4,177,057

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	475,363	2,493,574	110,378	(28,026)	3,051,289
Warehouse, delivery, selling, general and administrative	164,974	462,338	25,156	(65,223)	587,245
Depreciation and amortization	5,475	39,001	656	—	45,132
Interest	18,309	31,124	458	(7,895)	41,996

	664,121	3,026,037	136,648	(101,144)	3,725,662

Income (loss) before equity in earnings of subsidiaries and income taxes	(12,504)	454,265	9,634	—	451,395
Equity in earnings of subsidiaries	316,278	3,821	—	(320,099)	—

Income from continuing operations before income taxes	303,774	458,086	9,634	(320,099)	451,395
Provision for income taxes	23,909	143,836	3,785	—	171,530

Net income	$279,865	$314,250	$5,849	$(320,099)	$279,865

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$328,045	$360,690	$14,766	$(375,456)	$328,045
Equity in earnings of subsidiaries	(373,395)	(2,061)	—	375,456	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	29,493	36,144	(8,995)	—	56,642

Cash (used in) provided by operating activities	(15,857)	394,773	5,771	—	384,687

Investing activities:
Purchases of property, plant and equipment, net	(5,744)	(80,824)	(1,782)	—	(88,350)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(108,969)	(148,671)	—	—	(257,640)
Net advances from subsidiaries	233,984	—	—	(233,984)	—
Other investing activities, net	121	1,866	84	—	2,071

Cash provided by (used in) investing activities	119,392	(227,629)	(1,698)	(233,984)	(343,919)

Financing activities:
Net (repayments) borrowings of long-term debt	(20,200)	150,422	(39,823)	—	90,399
Dividends paid	(18,216)	—	—	—	(18,216)
Intercompany (repayments) borrowings	—	(272,558)	38,574	233,984	—
Other financing activities	17,390	—	—	—	17,390
Common stock repurchase	(82,167)	—	—	—	(82,167)

Cash provided by (used in) financing activities	(103,193)	(122,136)	(1,249)	233,984	7,406
Effect of exchange rate changes on cash and cash equivalents	—	—	354	—	354

Increase in cash and cash equivalents	342	45,008	3,178	—	48,528
Cash and cash equivalents at beginning of period	2,556	45,189	9,730	—	57,475

Cash and cash equivalents at end of period	$2,898	$90,197	$12,908	$—	$106,003

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$279,865	$314,250	$5,849	$(320,099)	$279,865
Equity in earnings of subsidiaries	(316,278)	(3,821)	—	320,099	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	(40,205)	(237,147)	9,016	—	(268,336)

Cash (used in) provided by operating activities	(76,618)	73,282	14,865	—	11,529

Investing activities:
Purchases of property, plant and equipment, net	(17,966)	(64,245)	(2,509)	—	(84,720)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(335,445)	(223,948)	—	—	(559,393)
Net advances from subsidiaries	463,948	—	—	(463,948)	—
Other investing activities, net	814	1,390	68	—	2,272

Cash provided by (used in) investing activities	111,351	(286,803)	(2,441)	(463,948)	(641,841)

Financing activities:
Net (repayments) borrowings of long-term debt	(25,200)	649,275	1,118	—	625,193
Dividends paid	(11,608)	—	—	—	(11,608)
Intercompany (repayments) borrowings	—	(454,789)	(9,159)	463,948	—
Other financing activities	3,552	—	—	—	3,552

Cash (used in) provided by financing activities	(33,256)	194,486	(8,041)	463,948	617,137
Effect of exchange rate changes on cash and cash equivalents	—	—	194	—	194

Increase (decrease) in cash and cash equivalents	1,477	(19,035)	4,577	—	(12,981)
Cash and cash equivalents at beginning of period	1,256	26,549	7,217	—	35,022

Cash and cash equivalents at end of period	$2,733	$7,514	$11,794	$—	$22,041

12. Subsequent Event
The Company acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England, effective October 1, 2007. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb plc’s net sales for the fiscal year ended May 31, 2007 were approximately $53,000,000. The all cash purchase price was funded with borrowings on the Company’s syndicated credit facility.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three- and nine-month periods ended September 30, 2007 and 2006 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$1,812,092	100.0%	$1,626,208	100.0%	$5,550,018	100.0%	$4,173,416	100.0%

Gross profit	439,964	24.3	432,069	26.6	1,409,913	25.4	1,122,127	26.9

S,G&A expenses	252,017	13.9	224,798	13.8	772,118	13.9	587,245	14.1

Depreciation expense	17,004	0.9	14,793	0.9	49,602	0.9	40,429	1.0

Operating profit(1).	$170,943	9.4%	$192,478	11.8%	$588,193	10.6%	$494,453	11.8%

(1)	Excludes other income, amortization expense, interest expense, and income tax expense.
2007 Acquisitions
Acquisition of Metalweb plc
The Company acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England, effective October 1, 2007. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb plc’s net sales for the fiscal year ended May 31, 2007 were approximately $53 million.
Acquisition of Clayton Metals, Inc.
On July 1, 2007, the Company acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), an Illinois corporation headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals’ net sales for the twelve months ended December 31, 2006 were approximately $123 million.
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
The total cost of the acquisitions of Clayton Metals, Crest, Industrial Metals, and Encore Group of approximately $257.6 million was funded with borrowings on the Company’s syndicated credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $76.0 million. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of September 30, 2007 for Encore Group and Clayton Metals.
2006 Acquisitions
Acquisition of Yarde Metals, Inc.
On August 1, 2006 we acquired Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut. We paid $100 million in cash and assumed approximately $101 million of net debt for all of the outstanding common stock of Yarde Metals. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde Metals has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metal’s net sales for the five months ended December 31, 2006 were approximately $182 million.
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
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
In the three months ended September 30, 2007, our consolidated net sales increased 11.4% to $1.81 billion, compared to $1.63 billion for the three months ended September 30, 2006. This includes an 8.3% increase in our tons sold and a 3.3% increase in our average selling price per ton sold (the tons sold and average selling price per ton sold exclude the amounts related to Precision Strip, a toll processing business). Our 2006 and 2007 acquisitions were the primary factor in our increase in tons.
Same-store sales, which exclude the sales of our 2006 and 2007 acquisitions, were $1.04 billion in the 2007 third quarter, down 0.6% from the 2006 third quarter, with a 2.2% decrease in our tons sold and a 2.0% increase in our average selling price per ton sold. The decrease in tons sold was due to a slight reduction in demand in many end markets that we serve compared to the 2006 third quarter when demand was very strong. Our average selling price per ton sold increased mainly because of cost increases for stainless products since the 2006 period.
Our 2007 third quarter gross profit was $440.0 million compared to $432.1 million in the 2006 third quarter. Our gross profit as a percentage of sales in the 2007 third quarter was 24.3% compared to 26.6% in the 2006 third quarter. Our gross profit margin was lower than the 2006 third quarter mainly because nickel surcharges on stainless products experienced significant decreases during the 2007 third quarter, lowering our stainless selling prices more rapidly than our inventory costs on hand were lowered, resulting in reduced margins.
In the 2007 third quarter, LIFO expense, which is included in cost of sales, was $12.5 million, or $.10 earnings per diluted share, mainly because of higher costs for stainless steel products in 2007. In the 2006 third quarter we recorded LIFO expense of $33.3 million, or $.27 earnings per diluted share.
Our 2007 third quarter warehouse, delivery, selling, general and administrative (“S,G,&A”) expenses were 13.9% as a percentage of sales, slightly up from 13.8% during the 2006 third quarter. Our increase in expense dollars of $27.2 million was mainly due to our 2006 and 2007 acquisitions, along with general cost increases.
Depreciation expense in the 2007 third quarter was $17.0 million compared to $14.8 million in the 2006 third quarter. The increase was mostly due to the additional depreciation expense from our 2006 and 2007 acquisitions and depreciation on new assets placed in service during the last quarter of 2006 and throughout 2007.
Operating profit in the 2007 third quarter was $170.9 million, or 9.4%, compared to $192.5 million, or 11.8%, in the 2006 third quarter. Our operating profit margins have declined because of the lower gross profit margins experienced in 2007.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Our 2007 nine-month consolidated sales of $5.55 billion were up 33.0% from the 2006 nine-month period. This includes a 19.5% increase in tons sold and a 12.1% increase in our average selling price per ton sold. Our 2006 and 2007 acquisitions contributed to our increased sales in the 2007 nine-month period. Our 2006 and 2007 acquisitions, especially EMJ, Yarde Metals and Encore, also contributed to the increase in our average selling price per ton sold as our product mix shifted to higher percentages of aluminum, alloy and stainless steel products. Same-store sales were $3.25 billion in the 2007 nine-month period, up 4.9% from the 2006 nine-month period, with a 2.1% decrease in our tons sold and a 7.6% increase in our average selling price per ton sold. Increased stainless steel prices during the nine-month period, as compared to 2006, contributed to the increase in our average selling price per ton sold.
Total gross profit increased 25.6% to $1.41 billion for the 2007 nine-month period compared to $1.12 billion in the 2006 nine-month period. This increase is mainly due to the additional gross profit from our 2006 and 2007 acquisitions. Gross profit as a percentage of sales in the 2007 nine-month period was 25.4%, compared to 26.9% in the 2006 nine-month period. Our gross profit margins have been lower in 2007 as compared to 2006 mainly due to competitive pressures resulting from excess inventories throughout the industry and the adverse impact of the decline in nickel surcharges on stainless steel products during August and September 2007 that lowered our stainless selling prices more rapidly than our inventory costs on hand were lowered, resulting in reduced margins.
Also, in the 2007 nine-month period we recorded LIFO expense of $45.0 million, or $.37 earnings per diluted share, down from our 2006 nine-month LIFO expense of $56.3 million, or $.48 earnings per diluted share. The expense in 2007 is mainly due to increased costs for stainless steel products in 2007. Based on actual results to-date and our expectations for the remainder of 2007, we have lowered our annual LIFO expense estimate to $60 million from $65 million at the end of 2007. The reason for lowering our estimate is primarily due to the larger than anticipated stainless price decreases experienced in the third quarter, along with the unexpected decreases in common alloy aluminum pricing in the 2007 third quarter.
In the 2007 nine-month period our S,G&A expenses increased $184.9 million or 31.5% compared to 2006, due mainly to the additional expenses of the companies that we acquired in 2006 and 2007. Our expenses as a percent of sales in the 2007 nine-month period were 13.9% compared to 14.1% in the 2006 period. The slight improvement as a percent of sales is mainly due to our increased selling prices in 2007 and our effective expense control.
Depreciation expense for the 2007 nine-month period was $49.6 million compared to $40.4 million in the 2006 nine-month period. The increase was mostly due to the additional depreciation expense from our 2006 and 2007 acquisitions, along with depreciation on new assets placed in service during the last quarter of 2006 and throughout 2007. Amortization expense increased $3.1 million in the 2007 nine-month period primarily due to the additional amortization expense from our 2006 and 2007 acquisitions.
Our 2007 nine-month operating profit was $588.2 million, resulting in an operating profit margin of 10.6%, compared to $494.5 million, or an 11.8% operating profit margin in the same period of 2006. Our operating profit dollars increased because of our acquisitions. However, our operating profit margin declined mainly due to the somewhat lower gross profit margins in 2007, resulting primarily from the rapid reduction in stainless steel prices.
Interest expense for the 2007 nine-month period increased $18.2 million or 43.4% due to additional borrowings made to fund our 2006 and 2007 acquisitions.
Our 2007 nine-month period effective income tax rate was 37.5% compared to 38.0% in the same nine-month period in 2006. The decrease in 2007 is mainly due to our increased international exposure and tax benefits from certain of our 2006 and 2007 acquisitions.
Liquidity and Capital Resources
At September 30, 2007, our working capital was $1.32 billion, up from $1.12 billion at December 31, 2006. The overall increase was primarily from the additional working capital of our 2007 acquisitions. Excluding the initial effect of acquisitions, working capital remained relatively unchanged with the increase in our accounts receivable of $66.6 million offset by decreases in our inventories of $16.5 million, prepaid expenses and other assets of $15.6 million and accounts payable and accrued expenses of $35.0 million.
To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of September 30, 2007, our days sales outstanding were approximately 40 days, a slight improvement from our 2006 year-end rate of 41 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate during the 2007 nine-month period was about 4.4 times (or 2.7 months on hand), consistent with our year end 2006 rate. Our 2006 and 2007 inventory turn rates were negatively impacted by our acquisitions of EMJ and Yarde Metals because they carry many products that do not typically turn at rates as high as many of our other products. We are focusing on improving our inventory turn rate from current levels. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $384.7 million in the nine months ended September 30, 2007 compared to $11.5 million in the nine months ended September 30, 2006. In the 2007 third quarter, we generated $214.4 million of our cash flow from operations due to our focus on reducing inventory and our solid profit levels. In 2006 our working capital needs were increasing due to both increased demand and pricing. In 2007 our working capital needs have been more stable which contributed to our strong cash flows along with our increased earnings in the 2007 nine-month period.
Our outstanding debt (including capital lease obligations) at September 30, 2007 was $1.28 billion, up from $1.11 billion at December 31, 2006, mainly due to the financing of our 2007 acquisitions. At September 30, 2007, we had $390 million borrowed on our $1.1 billion revolving line of credit, which includes $20 million to pay off private placement notes that matured in 2007. Our net debt-to-total capital ratio was 36.7% at September 30, 2007; slightly down from our 2006 year-end rate of 37.6% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash).
In the 2007 nine months we used our borrowings and cash flow to fund our increased working capital needs, capital expenditures of $88.4 million and acquisitions of $257.6 million. All of our 2007 acquisitions, Crest, IMS, Encore Group, Clayton Metals and Metalweb (completed on October 1, 2007) were funded by borrowings on our credit facility. Our September 30, 2007 financial statements include preliminary purchase price allocations for our 2007 acquisitions of Clayton Metals and Encore Group. In addition, we purchased $82.2 million of our common stock in the 2007 third quarter. The significant cash flows from operations generated in the 2007 nine-month period allowed us to repay the borrowings made to fund the acquisitions of Clayton Metals and Metalweb and to finance our stock repurchases and capital expenditures.
At September 30, 2007, we also had $278 million of outstanding senior unsecured notes issued in private placements of debt and $600 million of publicly-traded outstanding senior unsecured notes. The $278 million of outstanding private placement notes bear interest at a weighted average fixed rate of 6.0% and have a weighted average remaining life of 3.4 years, maturing from 2008 to 2013. The $600 million unsecured debt securities are comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. In April 2007, the $600 million unsecured notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission.
We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35 million. There were no borrowings outstanding on these credit facilities at September 30, 2007 and December 31, 2006.
Our $1.1 billion syndicated credit facility and our senior unsecured notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things.
Proceeds from the issuance of common stock upon the exercise of stock options during the 2007 nine-month period were $11.0 million.

Capital expenditures were $88.4 million for the nine months ended September 30, 2007 compared to $84.7 million during the same prior year period. Our 2007 capital expenditure budget is approximately $145 million. Our 2007 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2006, except the 2007 acquisitions discussed above. We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit. Our credit facility can be increased from $1.1 billion to $1.6 billion upon approval of the lenders.
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
In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock. Repurchased shares are treated as authorized but unissued shares. We repurchased approximately 1.7 million shares of our common stock during the 2007 third quarter, at an average cost of $49.10 per share. This was the first time that we have repurchased our stock since 2000. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 12.8 million shares at an average cost of $12.93 per share. We currently have authorization to purchase approximately an additional 10.3 million shares under our plan. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
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
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $937.4 million at September 30, 2007, or approximately 22.6% of total assets, or 46.3% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2006 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of September 30, 2007.

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
Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

RELIANCE STEEL & ALUMINUM CO.

Dated: November 9, 2007	By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer