Form 10-K
period 2007-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2008-02-29
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑            Accelerated filer ☐                    Non-accelerated filer ☐                    Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2007 was approximately $3,700,000,000.
     As of January 31, 2008, 72,488,824 shares of the registrant’s common stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2008 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “potential” and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. These factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements. As you read and consider this Annual Report and the documents incorporated by reference, you should understand that the forward-looking statements are not guarantees of performance or results.
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
     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in “Risk Factors” may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:
•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could also have a severe negative impact on our gross profit.

•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2001, 2002 and 2003. This could occur in future periods.

•	We operate in a very competitive industry and increased competition could reduce our gross profit margins and net income.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations, which have grown as a percentage of our total operations to 5% of sales in 2007.

•	The interest rates on our debt could change. The interest rates on our variable rate debt increased steadily during 2006 and 2007. Although interest rates have decreased in early 2008, these rates may increase in the future.

•	We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business.

•	Our acquisitions might fail to perform as we anticipate. This could result in an impairment charge to write off some or all of the goodwill and/or other intangible assets for that entity. Acquisitions may also result in our becoming responsible for unforeseen liabilities that may adversely affect our financial condition and liquidity. If our acquisitions do not perform as anticipated, our operating results also may be adversely affected.

ii

•	Various environmental and other governmental regulations may require us to expend significant capital and incur substantial costs or may impact the customers we serve which may have a negative impact on our financial results.

•	We may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative impact on the market price of our common stock or the ratings of our debt.

•	If existing shareholders with substantial holdings of our common stock sell their shares, the market price of our common stock could decline.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may adversely impact your rights as a shareholder.
     The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements and review carefully the section captioned “Risk Factors” in Item 1.A of this Annual Report on Form 10-K for a more complete discussion of the risks of an investment in the stock.
     This Annual Report on Form 10-K includes trademarks, trade names and service marks of the Company and its subsidiaries.

iii

PART I
Item 1. Business
     We are one of the largest metals service center companies in North America. Our network of 28 divisions, 27 operating subsidiaries and two majority-owned joint venture companies operates more than 180 locations in 37 states, Belgium, Canada, China, South Korea and the United Kingdom. Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, titanium, stainless steel and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. In addition to being diversified by products and customers, we are geographically diversified. We deliver products from facilities located across the United States and Canada, and have a growing international presence to support the globalization of our customers.
     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. We believe that our geographic, customer and product diversification also makes us less vulnerable to regional or industry specific economic volatility. Following the economic recession in 2001, 2002 and 2003, our industry experienced a broad-based significant and unprecedented upturn in 2004. Due to several industry dynamics, including the consolidation of carbon steel mills, increased global demand for metal products, and shortages of raw materials, the pricing environment for most products that we sell has been favorable since then. In 2007, we achieved our highest ever levels of net sales of $7.26 billion and net income of $408.0 million.
Industry Overview
     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate steel processor. Service centers comprise the largest single customer group for North American mills, buying and reselling about 35% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the U.S. and Canada each year (Purchasing magazine, May 2007).
     In May 2007, the magazine Purchasing also reported that the North American (U.S. and Canada) metals distribution industry was estimated to have generated record revenues of about $126.5 billion in 2006 (the latest year for which such information is available), up from $115.0 billion in 2005, with the increase being primarily due to increased prices for nonferrous metals.
     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to Purchasing, the number of intermediate steel processors and metal center facilities in North America has decreased from approximately 7,000 locations in 1980 to approximately 3,500 locations operated by more than 1,300 companies in 2003. This consolidation trend creates opportunities for us to expand by making acquisitions.
     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers. In recent years, consolidation at the carbon steel mill level has led to capacity rationalization that has reduced pricing volatility somewhat and elevated the pricing levels for these products. Stainless steel prices have been very volatile over the last few years mainly because of nickel shortages caused by strikes and fires at certain nickel mines. In addition, increased global demand for metal products has led to increased costs due to the shortage of raw materials used in these products. During 2007, imports of metal products to the U.S. were below recent levels; because metal prices in Europe and Asia were typically higher than in the U.S, metals were diverted to these markets rather than the U.S. The weak U.S. dollar and strong demand in other parts of the world also contributed to this. We believe that service centers, like Reliance, with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.
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
     In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In 2003, we acquired a company that processes metal for a fee without taking ownership of the metal. In the past two years we have expanded our geographic and product base significantly through our acquisitions. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We currently operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co.	1	Carbon steel
Engbar Pipe & Steel Co.	1	Carbon steel bars, pipe and tubing
MetalCenter	1	Flat-rolled aluminum and stainless steel
Olympic Metals	1	Aluminum, brass, copper and stainless steel
Reliance Metalcenter	9	Variety of carbon steel and non-ferrous metal products

Reliance Steel Company	2	Carbon steel
Tube Service Co.	6	Specialty tubing
Allegheny Steel Distributors, Inc.	1	Carbon steel
Aluminum and Stainless, Inc.	2	Aluminum sheet, plate and bar
American Metals Corporation.	3	Carbon steel
American Steel, L.L.C..	2	Carbon steel
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals Europe S.P.R.L.	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Structural steel
IMS Steel	1	Structural steel
Chapel Steel Corp.	5	Carbon steel plate
Chatham Steel Corporation	5	Full-line service centers
Clayton Metals, Inc.	4	Aluminum and stainless steel flat rolled products and custom extrusions

Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structurals
Durrett Sheppard Steel Co., Inc.	1	Carbon steel plate, bar and structurals
Earle M. Jorgensen Company
Earle M. Jorgensen	32	Specialty bar and tubing
Earle M. Jorgensen (Canada) Inc.	5	Specialty bar and tubing
Steel Bar	1	Carbon steel bars and tubing
Encore Group Limited
Encore Coils	1	Toll processing of carbon steel flat-rolled products

Encore Metals	4	Stainless and alloy bar, plate and tube
Team Tube Canada ULC	6	Alloy and carbon steel tubing

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Encore Metals (USA) Inc.	3	Stainless and alloy bar, plate and tube
Everest Metals (Suzhou) Co., Ltd.	1	Aluminum plate and bar
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3	Full-line service centers
Custom Fab Company	1	Metal fabrication
Good Metals Company	1	Tool and alloy steels
Hagerty Steel & Aluminum Company	1	Plate and flat-rolled carbon steel
Lusk Metals	1	Precision cut aluminum plate and aluminum sheet and extrusions

Metalweb Limited	4	Aluminum sheet, plate and bar
Pacific Metal Company	7	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	7	Carbon steel structurals and plate
Phoenix Corporation
Phoenix Metals Company	9	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Strip, Inc.	10	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and alloy specialty steels
United Alloys Aircraft Metals	1	Titanium products
Siskin Steel & Supply Company, Inc.
Siskin Steel	4	Full-line service centers
Athens Steel	1	Carbon steel structurals, flat-rolled and ornamental iron

East Tennessee Steel Supply	1	Carbon steel plate, bar and structurals
Georgia Steel Supply Company	1	Full-line service center
Industrial Metals and Surplus	1	Carbon steel structurals, flat-rolled and ornamental iron

Toma Metals, Inc.	1	Stainless steel sheet and coil
Valex Corp.
Valex	1	Electropolished stainless steel tubing and fittings
Valex China Co., Ltd.	1	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd.	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled carbon steel
Yarde Metals, Inc.	7	Stainless steel and aluminum plate, rod and bar
     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. We performed metals processing services, or first-stage processing, on approximately 40% of our sales orders in 2007 before distributing the product to manufacturers and other end-users. For almost half of our 2007 orders, we delivered the metal to our customer within 24 hours from receipt of an order, if the order did not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2007, we handled approximately 21,400 transactions per business day, with an average price of approximately $1,350 per transaction. Our net sales were $7.26 billion for the 2007 year. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to generate higher profits than those companies.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. In 2006, we significantly increased the size of our company through acquisitions, primarily as a result of the Earle M. Jorgensen Company and Yarde Metals, Inc. acquisitions. In 2007 we continued our growth with five acquisitions, including further penetration in Canada and an entry into the United Kingdom. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities in 2006 and 2007 have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.

     Acquisitions
     Effective October 1, 2007, we acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb’s net sales for the three months ended December 31, 2007 were approximately $12 million. Metalweb has been re-registered as Metalweb Limited.
     On July 1, 2007, we acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals’ net sales for the six months ended December 31, 2007 were approximately $54 million.
     As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its facilities located mainly in Western Canada. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208 million. As discussed below in “Recent Developments”, on January 1, 2008 we sold certain assets and the business of the Encore Coils division.
     On January 2, 2007, we purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2007 were approximately $126 million.
     Also on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2007 were approximately $115 million. Industrial Metals and Athens Steel now operate as divisions of Siskin.
     On August 1, 2006, we acquired Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut. We paid $100 million in cash for all of the outstanding common stock of Yarde Metals and assumed approximately $101 million of its net debt. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde Metals has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metals’ net sales for the year ended December 31, 2007 were approximately $477 million.
     On April 3, 2006, we completed the acquisition of Earle M. Jorgensen Company (“EMJ”), which was our first acquisition of a public company. EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers selling primarily specialty bar and tube products. The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt. We paid $6.50 in cash and issued .1784 of a share of Reliance common stock for each share of EMJ common stock outstanding. This is currently the only acquisition to date where we have used our stock as consideration. EMJ’s net sales for the year ended December 31, 2007 were approximately $2.04 billion.
Recent Developments
     As of January 1, 2008, we sold certain assets and the business of the Encore Coils division of Encore Group Limited, that we acquired on February 1, 2007. The Encore Coils division processed and distributed carbon steel flat-rolled products through four facilities located in Western Canada. The Encore Coils business did not fit well for us because we did not have any similar facilities nearby that could help support this relatively small business. We were attracted to Encore Group because of its specialty bar and tube business, as well as its stainless products and exposure to the energy industry. We have retained the Encore Metals and Team Tube divisions that participate in these markets. In addition, one remaining facility of Encore Coils now operates as a toll processing facility.

     In December 2007 we announced that our subsidiary Valex Corp. opened a facility in the People’s Republic of China. Valex China Co. Ltd. is 100% owned by the Hong Kong joint venture company Valex Holdings Ltd. Valex Corp. owns 88% of Valex Holdings Ltd. The facility is located in the Nanhui district of Shanghai and will produce ultra high purity tubes, fittings, and valves for the semiconductor, LCD and solar industries.
Other Developments
     In 2007, our focus on organic growth continued and included the opening of new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $124.1 million. Phoenix Metals Company completed the construction of a new facility for its Charlotte, North Carolina operation and is adding processing equipment to better support its customers in that area. Phoenix Metals Company also leased warehouse space in Russellville, Arkansas to expand into the stainless steel market in that area. Precision Strip has added processing equipment in its Tipp City and Perrysburg, Ohio locations and increased its fleet of trucks and trailers in 2007 to support the growth in the business. Earle M. Jorgensen Company relocated its Portland, Oregon operation to a new, larger more efficient facility in early 2007. Also in 2007 PDM Steel Service Centers, Inc. purchased land in Las Vegas, Nevada to build a new larger facility to open in 2008 and expanded its Spanish Fork, Utah facility. Liebovich Bros, Inc. moved its existing operation near Green Bay, Wisconsin from a leased facility to a newly built larger and more efficient facility in Kaukauna, Wisconsin. Yarde Metals, Inc. expanded its network geographically by leasing space in Baltimore, Maryland to store depot inventory. The current environment supports strong organic growth and we expect to continue to expand our business in 2008 by continuing to build and expand facilities and add processing equipment with a record capital expenditures budget for 2008 of $210 million.
     Due to the increased size and growth activities of our company, late in 2006 we recapitalized the Company by issuing $600 million of debt securities and increasing the availability of our credit facility to $1.1 billion to provide for our future growth. We also repurchased approximately $250 million of outstanding 9.75% senior secured notes of EMJ to lower our cost of capital.
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
Customers
     Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency. The recent consolidation of carbon steel mills has further reduced the number of potential sources of metal available to customers purchasing small quantities of metal.
     We have more than 125,000 metals service center customers in various industries. In 2007, no single customer accounted for more than 1.0% of our sales, and more than approximately 85% of our orders were from repeat customers. Our customers are manufacturers and end-users in the general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services, but not metal, to larger customers, such as mills and original equipment manufacturers (OEM’s), and in larger annual volumes than we have experienced historically. Precision Strip has also indirectly increased our participation in the auto and appliance end markets with the auto exposure primarily relating to the transplants, or “New Domestic” companies. Our metals service centers wrote and delivered over 5,375,000 orders during 2007 at an average price of approximately $1,350 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers. With our fleet of approximately 1,460 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.
     In 2006 and 2007, we increased our international presence significantly through the acquisitions of the Canadian service centers of EMJ and Encore Group and Metalweb in the United Kingdom and our subsidiary Valex Corp. opened a facility in China. Approximately 6% of our 2007 net sales or $458.2 million were to international customers (based on the shipping destination), with approximately 72% of these sales or $331.5 million to Canadian customers. Approximately 81% of our Canadian sales or $268.8 million were made by our EMJ Canada and Encore Canada locations.
     Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in several industries, we believe that the effect of such changes on us is significantly reduced. In 2007, demand in most markets that we serve was at reasonably strong levels from a historical basis, but generally below that of 2006. Aerospace, energy and non-residential construction were the strongest of these markets in 2007. We anticipate that demand in the non-residential construction market, which we believe represents approximately one-third of our sales dollars, may slow somewhat in 2008 from 2007 levels. We have very limited exposure to the domestic auto and residential construction markets that were the weakest areas of the U.S. economy in 2007.
     Since 2004, pricing for carbon steel products has been at elevated levels compared to historical pricing levels, primarily due to raw material shortages for the mills which has increased their costs, and due to consolidation at the mill level resulting in a more controlled level of domestic capacity and pricing discipline. In addition, during 2007 import levels into the U.S. were very low because the metal was re-routed to Europe and Asia where prices were higher than in the U.S., because of strong demand in those geographic areas and because of the weak U.S. dollar. During 2007, carbon steel prices remained fairly steady trending downward slightly until November and then remained flat through the end of the year. In December, price increases were announced for 2008. Prices for stainless steel products continued to increase from unprecedented levels throughout the first half of 2007 driven by record increases in the nickel surcharges due to shortages of nickel. However, in the months of August, September and October 2007 stainless steel prices dropped sharply (approximately 35% decrease in total during that period), driven by decreases in the nickel surcharge before leveling off somewhat during the fourth quarter of 2007. This sharp decline in stainless steel prices created a challenging environment for pricing of stainless steel products during the second half of 2007 and caused many customers to delay purchases or to purchase limited quantities while prices were declining. This negatively impacted our gross profit margins on sales of stainless steel products. In 2007, pricing of aluminum products, excluding specialty aerospace products, was relatively steady with downward trends in the third quarter. The prices of aerospace-related aluminum products also began to decrease in 2007 from the record levels in late 2006 and early 2007 primarily due to increased metal availability.
     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Midwest region of the United States has become our largest market. Although our sales dollars in each of these regions have increased, the percent of total sales in each region has changed due to our growth. California represented 16% of our 2007 sales, which was a significant decrease from 45% of our 1997 sales. The Midwest region, which we entered in 1999 and is now our largest market, represented 25% of our 2007 sales. Our 2007 acquisitions and organic growth continued our geographic diversification, especially in Canada through Encore Group and in the United Kingdom through Metalweb.

     The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2007	2006	2005
Midwest	25%	23%	20%
Southeast	19%	20%	25%
California	16%	17%	22%
West/Southwest	12%	14%	11%
Pacific Northwest	8%	9%	10%
Mountain	5%	5%	6%
Northeast	6%	4%	1%
Mid-Atlantic	4%	4%	3%
International	5%	4%	2%

Total	100%	100%	100%
Suppliers
     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Gerdau Ameristeel Corporation (including Chaparral Steel Company), IPSCO, Inc., Mittal Steel, Nucor Corporation, Evraz Oregon Steel Mills, Steel Dynamics, Inc. and United States Steel Corporation. Allegheny Technologies Incorporated, AK Steel, and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Alcan Aluminum Limited, Aleris International, Inc. and Kaiser Aluminum Corp.
     During 2001 through 2003, many domestic steel mills entered bankruptcy proceedings and certain of those mills temporarily closed a portion of their production capacity. Most of the bankrupt mill facilities were acquired by existing mills. Since then mill consolidation has continued at a rapid pace, resulting in significant market share controlled by a limited number of suppliers. This has improved capacity and pricing discipline at the mills. Steel producers have experienced significant increases in their raw material costs due to shortages caused by increased global demand. These factors have provided a more stable pricing environment since 2004 with prices at relatively high levels. Costs for aluminum and stainless steel products have also been at relatively high levels compared to historical levels in recent years because of the increased global demand and raw material shortages for those products. In addition recent strength in certain end markets such as aerospace and energy have limited the availability of certain products, allowing the producers to increase their prices for these products.
     Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals. In recent years, when the supply of certain metals was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. Our size and strong relationships with our suppliers is now more important because mill consolidation has somewhat reduced the number of suppliers. Because of the favorable market conditions experienced in the U.S. in recent years new capacity is being built in the U.S. that could make pricing more volatile in future years from current levels. In 2006, China became a net exporter of metals which caused concern about the impact on the U.S. and other markets. We have not seen a significant disruption in the U.S. market because of this; however, continued and increased imports of Chinese and other metals into the U.S. market could negatively impact pricing.
Backlog
     Because of the just-in-time delivery and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.
Products and Processing Services
     We provide a wide variety of processing services to meet each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. Our product mix has changed mainly as a result of our acquisitions. Flat-rolled carbon steel products are generally the most volatile and competitive products in terms of pricing and accounted for only 9% of our 2007 sales. For orders other than those requiring extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2007	2006	2005
	11%	13%	15%	carbon steel plate
	10%	9%	6%	carbon steel bar
	9%	10%	8%	carbon steel tubing
	7%	7%	9%	carbon steel structurals
	4%	5%	8%	galvanized steel sheet and coil
	3%	3%	6%	hot rolled steel sheet and coil
	2%	2%	3%	cold rolled steel sheet and coil

Carbon Steel	46%	49%	55%

	7%	6%	5%	aluminum bar and tube
	5%	6%	7%	heat-treated aluminum plate
	4%	4%	6%	common alloy aluminum sheet and coil
	2%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	19%	18%	20%

	9%	8%	5%	stainless steel bar and tube
	6%	6%	7%	stainless steel sheet and coil
	3%	3%	2%	stainless steel plate
	1%	1%	1%	electropolished stainless steel tubing and fittings

Stainless Steel	19%	18%	15%

	7%	4%	—	alloy bar and rod
	1%	1%	—	alloy tube
	1%	1%	—	alloy plate, sheet and coil

Alloy	9%	6%	—

	2%	2%	4%	toll processing of aluminum, carbon steel and stainless steel
	5%	7%	6%	miscellaneous, including brass, copper and titanium

Total	100%	100%	100%
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
     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2007, we delivered almost half of our orders within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.
     Few metals service centers offer the full scope of processing services and metals that we provide. In 2007, we performed processing services for approximately 40% of our sales orders. Our primary processing services are described below:
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
Marketing
     As of year-end 2007, we had approximately 1,500 sales personnel located in 41 states, Belgium, Canada, China, France, South Korea, Thailand and the United Kingdom that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.
Industry and Market Cycles
     We distribute metal products to our customers in a variety of industries, including construction, manufacturing, transportation, aerospace, energy and semiconductor fabrication. Many of the industries in which our customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. During 2001 and 2002 and until August 2003, all of the industries to which we sell experienced low demand levels due to the poor economic conditions in the U.S. Demand for most of our products improved beginning in September 2003 and the improvement continued through most of 2004 and 2005 for some of our products. In late 2005, we saw improvement in demand for most products that we sell, especially for non-residential construction, which we believe is our largest end market measured by our net sales to this market. Demand levels were strong for most of our markets in 2006, with significant strength in the aerospace, energy and non-residential construction markets. Demand was fairly stable in 2007, with slight to moderate declines in certain of the markets that we serve. There is an expectation of economic pressures in the U.S. that may lead to reduced demand in 2008, especially in the non-residential construction market. We have minimal exposure in the domestic auto and residential construction markets which were very weak in 2007.
     Our results were significantly impacted by the economic downturn from 2001 through 2003, but have reacted positively to the favorable pricing environment and improved demand for metal products that has existed since 2004. Although prices were somewhat volatile in 2007, they were still at high levels relative to historical prices. This favorable environment, combined with growth through our acquisitions, has resulted in record profitability levels for us in each year since 2004. A significant drop in current pricing levels or demand could result in a negative impact to our financial results. However, if current pricing levels do not change significantly and demand improves, our financial results could be positively impacted.
     We do not have direct exposure to the residential construction market. However, the slowdown in the residential construction market during the second half of 2007 had some indirect impact on the non-residential construction market in which we participate (i.e., strip malls near new housing developments, shopping centers, office buildings, etc.). Demand in commercial construction and infrastructure spending was relatively healthy in 2007 and, overall, 2007 was still a strong year for us in the non-residential construction market in terms of demand and pricing compared to historical levels. We expect demand in this market to decline further in 2008.
     The semiconductor fabrication industry, aerospace industry, energy (oil and gas), and truck trailer and rail car industries have historically experienced cycles that have an impact on our results. The semiconductor fabrication and electronics industries are highly cyclical in nature and subject to changes in demand based on, among other things, general economic conditions and industry capacity. Although the cyclicality in this market is currently not as pronounced as it had been in prior cycles, there has been a substantial shift in this market, with many U.S. companies moving their semiconductor fabrication operations to Asia. We are participating in the Asian market through our Valex Korea and Valex China locations and through Everest Metals.
     Aerospace demand, as well as pricing, was very strong through 2006 at historically high levels. In 2007, the prices of aerospace-related aluminum products began to decrease from the record levels in late 2006 and early 2007 primarily due to increased metal availability. However, both demand and pricing for products sold to the aerospace industry were strong during 2007. The aerospace industry is currently experiencing the longest period of strength that it has seen in many years. Although we expect demand and pricing for aerospace products to improve slightly in 2008 from the levels experienced during the second half of 2007, recent production delays announced by the major aerospace companies may impact both demand and pricing in 2008.
     With our acquisitions of EMJ in April 2006 and Encore Group in February 2007, we gained exposure to the oil and gas market, which is a volatile industry. A significant portion of our exposure to this market is in Western Canada. In 2007 demand and pricing improved from 2006 and are currently at high levels, which has favorably impacted our 2007 financial results.
     Demand and pricing for the heavy truck, truck trailer and rail car industries began softening during the second half of 2006 and remained relatively soft throughout 2007. Because of new Environmental Protection Agency (“EPA”) regulations for heavy trucks that became effective in late 2006, demand had spiked in 2005 and early 2006.

     Fluctuations in the cost of our materials also affect the prices we can charge to our customers. By selling a diverse product mix, we are able to somewhat offset fluctuations in our costs of materials. However, because of weak demand and overcapacity at the producer level in both domestic and foreign markets in 2001, the costs of most metal products reached their lowest levels experienced in over 20 years. Significant consolidation of the U.S. domestic steel industry occurred over the next few years resulting in improved capacity and pricing discipline for carbon steel products. This, along with raw material shortages and increased global demand, resulted in a significant increase in carbon steel prices beginning in 2004. Although there has been volatility since then, carbon steel prices have remained at relatively high levels. During 2007, carbon steel prices remained fairly steady trending downward slightly until November and remained flat through the end of the year. In December, price increases were announced for 2008. The carbon steel price increases are primarily driven by higher raw material costs and limited imports because of the weak U.S. dollar and strong demand for these products in foreign markets. Costs for aluminum and stainless steel products increased in recent years mainly due to supply constraints and improved customer demand. Aluminum costs increased somewhat in 2006 and then leveled off at relatively high prices. In 2007, pricing of aluminum products, excluding specialty aerospace products, was relatively steady with downward trends in the third quarter. Pricing for aerospace related aluminum, stainless steel and titanium products experienced significant cost increases in 2005 and 2006 to record levels. The prices of aerospace-related aluminum products decreased somewhat in 2007. Stainless steel costs increased significantly in 2006 and the first half of 2007 due to nickel shortages. Stainless steel prices reached record levels during July 2007; however, in the months of August, September and October 2007 stainless steel prices dropped sharply driven by nickel surcharge decreases and then leveled off somewhat during the remainder of the fourth quarter of 2007.
     Overall, pricing for most products that we sell is at relatively high historical levels partly due to the consolidation at the mill level, the better capacity and pricing discipline demonstrated by the mills, increased raw material costs and strong global demand, especially in Europe and Asia.
     We have historically been able to pass increases in metal costs on to our customers as costs typically increase due to strong demand. Beginning in 2004, supply limitations have also resulted in significant cost increases that we have been able to pass on to our customers. These environments typically allow us to maintain or increase our gross profit margins. In 2006 and 2007, significant competitive pressures existed for certain of our products that caused our gross profit margins to decline, even in favorable pricing environments. In addition, the sharp decline in stainless steel prices in the second half of 2007 created a very challenging environment for pricing and reduced our profit margins on sales of stainless steel products. Demand for stainless steel products also declined, as many customers delayed purchases or purchased in limited quantities when prices were declining. We cannot guarantee that the margin between our metal costs and selling prices will improve from or remain at the levels experienced during 2007, especially if demand declines or if costs of domestic metals decline due to increased availability or reduced global demand. If metals costs and related selling prices remain at current levels or increase, we should be able to record consistent or increased revenue and gross profit dollars on a consistent volume basis.
Competition
     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported in the May 2003 issue of Purchasing magazine, it is estimated that there were approximately 3,500 intermediate steel processors and metals service center facilities in North America in 2003. Purchasing magazine has identified Reliance as the second largest metals service center company in North America (based upon 2006 revenue). According to the May 2007 issue of the Purchasing magazine, the 2006 revenues for the five largest North American metals service center companies ranged from $2.3 billion to $5.9 billion for total revenues of $19.9 billion, which represents approximately 15.7% of the estimated $126.5 billion of total revenue for the metals service center industry in 2006. Reliance’s 2006 sales of $5.74 billion represented approximately 4.5% of the estimated $126.5 billion industry total. Because of the significant acquisitions that we have made in 2006 and 2007, we are now the largest publicly-traded North American metals service center company on a revenue basis.
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
     In 2007, 22 divisions and 11 subsidiaries of Reliance, at a total of 84 facilities, maintained ISO 9002 certifications and were certified for ISO 9001-2000; however, we do not expect to obtain the certification for any additional facilities at this time. As of December 15, 2003, ISO 9001-2000 replaced ISO 9002. The ISO 9001-2000 quality standard added a matrix to record and review customer satisfaction and reorganized the requirements for the quality standard from 20 elements to eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual and that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that for the types of products and services which most of our facilities provide, very few of our customers require such certification and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allowed our facilities to improve their efficiency and the quality of products and services provided to our customers.
     Our subsidiary Precision Strip maintains ISO/TS 16949:2002 certifications at all ten facilities. ISO/TS 16949:2002 is an ISO Technical Specification, which aligns existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Quality System Requirements QS-9000 (“QS-9000”) is the common quality standard for automotive suppliers and is based upon the 1994 edition of ISO 9001, with additional requirements specific to the automotive industry. The International Automotive Sector Group is an international ad hoc working group that monitors interpretation issues related to the standard. In addition, our subsidiary Valex Korea maintains ISO 14001:2004 certification at its operating facility in South Korea. ISO 14001:2004 gives the generic requirements for an environmental management system. The intention of ISO 14001:2004 is to provide a framework for a strategic approach to the organization’s environmental policy, plans and actions.
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
     Certain of our subsidiaries use other vendor or in-house developed systems to support their operations, including EMJ at its 40 locations. The basic functionality of the software is similar to Stelplan™ but in many instances has been designed specifically for each of their operations with features to accommodate the products that they carry, automated equipment interfaces, or other specialized needs. These systems are included in our internal control testing. A common financial reporting system is used company-wide.
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

     Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and encourage our employees to follow established safety practices. We encourage social well being by instituting these high quality labor, health and safety standards. We do not anticipate that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.
Environmental
     Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently investigating and remediating contamination at certain properties we have acquired or that acquired subsidiaries own or previously owned, but we do not expect that these liabilities would have a material adverse impact on our results of operations. All scrap metal produced by our operations is sold to independent scrap metal companies and we believe is recycled. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution.
Employees
     As of December 31, 2007, we had approximately 9,260 employees. Approximately 12% of the employees are covered by collective bargaining agreements, which expire at various times over the next six years. We have entered into collective bargaining agreements with 34 union locals at 34 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. Employees at certain of our locations have recently de-certified with their local unions and are now non-union employees. We have never experienced a significant work stoppage.
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
     We have substantial debt service obligations. As of December 31, 2007, we had aggregate outstanding indebtedness of approximately $1.1 billion. This indebtedness could adversely affect us in the following ways:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations or other purposes;

•	some of the interest on debt is, and will continue to be, accrued at variable rates, which may result in higher interest expense in the event of increases in interest rates, which may occur in future periods;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited.
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
     Our annual debt service obligations until November 8, 2011, when our revolving credit facility is scheduled to mature, will be primarily limited to interest and principal payments on multiple series of privately placed senior notes and our outstanding debt securities with an aggregate principal amount of $878 million, and on borrowings under our $1.1 billion credit facility. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our credit facility when it matures in 2011, our private notes when they mature on various dates between 2008 and 2013 or our debt securities when they mature in 2016 and 2036. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect, however, our inability to generate sufficient cash flow to satisfy our debt obligations, or to timely refinance our obligations on acceptable terms, could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.
     We purchase large quantities of carbon, alloy and stainless steel, aluminum and other metals, which we sell to a variety of end-users. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so.
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
     Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operations.
The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased both its consumption and production of metals and metal products. Initially, China’s large and growing demand for metals significantly affected the metals industry by diverting supply to China and contributing to the global increases in metal prices. With China’s increased production of metals, it has become a net exporter of certain metals. While this development can affect global pricing, it has yet to have a significant impact on U.S. pricing or the pricing for our products. Any future downturn in China’s general economic conditions or increases in its export of metals could cause a reduction in metal prices globally, which could adversely affect our revenues, gross profit and net income. Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. The decline in the dollar relative to foreign currencies in recent years has resulted in increased prices for metals and metal products in the United States as imported metals have become relatively more expensive. In addition, when prices for metal products in the U.S. are lower than in foreign markets, metals may be sold in the foreign markets rather than in the U.S., reducing the availability of metal products in the U.S. which may allow the domestic mills to increase their prices. If, in the future, the dollar increases in value relative to foreign currencies, the U.S. market may be more attractive to foreign producers, resulting in increased supply that could cause decreased metal prices and adversely affect our revenues, gross profit and net income.
We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers’ specific industries could negatively impact our revenues, gross profit and net income.
     The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. For example, the general slowing of the economy in 2001, 2002 and 2003 adversely impacted our product sales and pricing. While we have been experiencing significantly improved pricing and healthy demand levels since 2004, this trend may not continue. Public perception leading into 2008 reflects negative economic expectations. Changing economic conditions could depress or delay demand for our products, which could adversely affect our revenues, gross profit and net income.

     We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy and transportation industries, including aerospace. The demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times or if there is a limited availability of products through allocation by the mills or otherwise, we may not have sufficient inventory to be able to provide products desired by our customers on a timely basis. In addition, if we are not able to diversify our customer base and/or increase sales of products to customers in other industries when one or more of the cyclical industries that we serve is experiencing a decline, our revenues, gross profit and net income may be adversely affected.
We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our revenues, gross profit and net income may decline.
     We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. Accordingly, these competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income.
If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.
     We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Dependence on foreign sources of supply could lead to longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to divest their business to our competitors or to file claims against us. There has been significant consolidation at the metal producer level both globally and within the U.S. This has reduced the number of suppliers available to us which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers.
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
     Because of our decentralized operating style, we depend on the efforts of our senior management, including our chairman and chief executive officer, David H. Hannah, our president and chief operating officer, Gregg J. Mollins, and our executive vice president and chief financial officer, Karla Lewis, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our officers or employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options that have vested and may also hold common stock in our employee stock ownership plan. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.
We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures.
     We are subject to various foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and exporting laws and regulations for international shipment of our products. Environmental, employee safety and health and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and exporting issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and exporting issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently investigating and remediating contamination in connection with certain properties we have acquired. Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with customs or export laws has increased. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.
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
     The unavailability of any of our primary information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of tele-communications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.
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
     The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations. Other factors may include matters discussed in other risk factors and the following factors:
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or to estimates that we provide in our quarterly earnings release and conference call;

•	developments affecting our Company, our customers or our suppliers;

•	changes in the legal or regulatory environment affecting our business;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	a decline in our credit rating by the rating agencies;

•	the operating and stock performance of other companies that investors may deem comparable;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions.
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
     The debt securities will be guaranteed by any subsidiary guarantor for so long as such subsidiary guarantor is a borrower or a guarantor of obligations under our credit agreement and our private notes. In the event that, for any reason, the obligations of any subsidiary guarantor terminate as a borrower or guarantor under our credit agreement and our private notes, that subsidiary guarantor will be deemed released from all of its obligations under the indenture and its guarantee of the notes will terminate. A subsidiary guarantor’s guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to the notes of a series upon legal defeasance of such series or satisfaction and discharge of the indenture as it relates to such series. A subsidiary guarantor’s guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to each series of notes in connection with any sale or other disposition by Reliance of all of the capital stock of that subsidiary guarantor (including by way of merger or consolidation) or other transaction such that after giving effect to such transaction such subsidiary guarantor is no longer a domestic subsidiary of Reliance. If the obligations of any subsidiary guarantor as a guarantor terminate or are released, the risks applicable to our subsidiaries that are not guarantors will also be applicable to such subsidiary guarantor.
We will depend on the receipt of dividends or other intercompany transfers from our subsidiaries to meet our obligations under the notes. Claims of creditors of our subsidiaries may have priority over your claims with respect to the assets and earnings of our subsidiaries.
     We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2007, Reliance and the subsidiary guarantors accounted for approximately $3.7 billion, or 92%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $6.9 billion, or 95%, of our total consolidated revenues for the year ended December 31, 2007. As Reliance expands its international presence a smaller percentage of its consolidated assets is subject to the guarantee obligations.
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
     The provisions contained in the indenture will not necessarily afford the holders of our notes protection in the event of a highly leveraged transaction that may adversely affect them, including a reorganization, restructuring, merger or other similar transaction involving Reliance. These transactions may not involve a change in voting power or beneficial ownership or, even if they do, may not involve a change of the magnitude required under the definition of change of control repurchase event in the indenture to trigger these provisions, notably, that the transactions are accompanied or followed within 60 days by a downgrade in the rating of the notes. Except in the event of a change of control, the indenture does not contain provisions that permit the holders of the notes to require us to repurchase the notes in the event of a takeover, recapitalization or similar transaction.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     As of December 31, 2007, we maintained more than 180 metals service center processing and distribution facilities in 37 states, and in Belgium, Canada, China, South Korea and the United Kingdom, and a sales office in France, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven-day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. One hundred and ten of these processing and distribution facilities are leased. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. The lease terms expire at various times through 2026 and the aggregate monthly rent amount is approximately $2.6 million. We own all other properties.
     The following table sets forth certain information with respect to our facilities as of December 31, 2007. Any leased portions of owned facilities are not significant and are included in the square footage information following.

FACILITIES AND PLANT SIZE

Location	Plant Size (Sq. ft.)
Alabama:
Birmingham
(Chapel)	98,000	*
(Chatham)	110,000
(EMJ)	80,000
(Phoenix Metals)	73,000
(Siskin)	107,000
Talladega (Precision)	272,000
Arizona:
Phoenix
(Bralco Metals)	46,000
(Crest)	25,000	*
(EMJ)	72,000
(Reliance Metalcenter)	104,000
(Tube Service)	23,000
Arkansas:
Little Rock (EMJ)	28,000	*
Russellville (Phoenix Metals)	30,000	*
California:
Cerritos (Clayton)	22,000	*
El Cajon (Tube Service)	18,000
Fontana (AMI)	105,000
Fresno
(American Metals)	125,000	*
(PDM)	102,000
Hayward
(EMJ)	91,000
(Lusk Metals)	47,000	*
La Mirada (Bralco Metals)	140,000
Los Angeles
(Corporate Office)	45,000	*
(EMJ)	319,000
(Reliance Steel Company)	270,000
Milpitas (Tube Service)	58,000
National City (Reliance Metalcenter)	74,000
Pico Rivera (United)	50,000	*
Rancho Dominguez (CCC Steel)	316,000
Redding (American Metals)	42,000	*
Riverside (Crest)	100,000	*
Santa Clara (PDM)	61,000
Santa Fe Springs
(MetalCenter)	155,000
(Tube Service)	66,000
Stockton (PDM)	189,000
Union City (Reliance Metalcenter)	145,000
Ventura (Valex)	87,000
West Sacramento (American Metals)	108,000	*
Colorado:
Colorado Springs (Reliance Metalcenter)	68,000
Denver
(EMJ)	77,000	*
(Engbar)	36,000
(Olympic)	20,000	*
(Tube Service)	21,000	*
Connecticut:
Hartford (EMJ)	33,000	*
Southington (Yarde)	535,000	*
Florida:
Orlando
(Chatham)	127,000
(EMJ)	30,000	*
Tampa (Phoenix Metals)	83,000
Georgia:
Athens (Athens Steel)	20,000	*
Atlanta
(Georgia Steel)	88,000
(Industrial Metals)	250,000
Norcross (Phoenix Metals)	170,000
Savannah (Chatham)	178,000

Location	Plant Size (Sq. ft.)
Idaho:
Boise (Pacific)	40,000	*
Illinois:
Bourbonnais (Chapel)	120,000	*
Chicago (EMJ)	604,000
Franklin Park (Viking)	91,000	*
Peoria
(Hagerty)	223,000
Rockford
(Custom Fab)	30,000
(Liebovich)	452,000
Wood Dale (Clayton Metals)	100,000	*
Indiana:
Anderson (Precision)	152,000
Indianapolis (EMJ)	225,000
Portage (Precision)	15,000	*
Rockport (Precision)	55,000	*
Iowa:
Cedar Rapids (Liebovich)	117,000
Eldridge (EMJ)	141,000	*
Kansas:
Kansas City (Phoenix Metals)	141,000
Wichita
(AMI)	40,000	*
(Bralco Metals)	45,000	*
(Central Plains)	87,000
Kentucky:
Bowling Green (Precision)	308,000	*
Louisiana:
Lafayette
(A&S)	40,000	*
(EMJ)	65,000
New Orleans (A&S)	70,000	*
Maryland:
Baltimore (Durrett)	250,000
Massachusetts:
Boston (EMJ)	64,000
Michigan:
Detroit (EMJ)	29,000	*
Wyoming (Good Metals)	65,000
Minnesota:
Minneapolis
(EMJ)	169,000
(Viking)	122,000
Missouri:
Kansas City (EMJ)	147,000	*
St. Louis
(AMI)	49,000	*
(EMJ)	108,000	*
Montana:
Billings (Pacific)	12,000	*
Nevada:
Las Vegas (PDM)	44,000	*
Sparks (PDM)	44,000
New Hampshire:
Pelham (Yarde)	47,000	*
New Jersey:
East Hanover (Yarde)	26,000	*
Parsippany (Clayton Metals)	26,000	*
Swedesboro (AMI)	36,000	*
New Mexico:
Albuquerque
(Bralco Metals)	44,000
(Reliance Steel Company)	34,000
New York:
Hauppauge (Yarde)	49,000	*
Rochester (EMJ)	32,000	*
North Carolina:
Charlotte
(EMJ)	175,000
(Phoenix Metals)	102,000
Durham (Chatham)	110,000
Greensboro (EMJ)	43,000	*

Location	Plant Size (Sq. ft.)
High Point
(Clayton Metals)	32,000	*
(Yarde)	34,000	*
Ohio:
Cincinnati (EMJ)	125,000	*
Cleveland
(EMJ)	200,000
(EMJ)	138,000
Kenton (Precision)	450,000
Massillon (SSA)	27,000
Middletown (Precision)	458,000
Minster (Precision)	417,000
Monroe (Phoenix Metals)	32,000	*
Perrysburg (Precision)	291,000	*
Streetsboro (Yarde)	57,000	*
Tipp City (Precision)	291,000
Oklahoma:
Tulsa
(EMJ)	149,000	*
Oregon:
Eugene (Pacific)	32,000
Medford (Pacific)	5,000	*
Portland
(American Steel)	270,000	*
(Chapel)	52,000	*
(EMJ)	65,000
(Pacific)	111,000
(Reliance Metalcenter)	44,000
(Tube Service)	17,000	*
Tigard (Encore Metals (USA))	39,000	*
Pennsylvania:
Chester Springs (Phoenix Metals)	43,000	*
Indianola (Allegheny)	82,000
Johnstown (Toma Metals)	88,000
Limerick (Yarde)	14,000	*
Philadelphia (EMJ)	27,000	*
Pottstown (Chapel)	127,000	*
Wrightsville (EMJ)	125,000	*
South Carolina:
Columbia (Chatham)	117,000
Spartanburg (Siskin)	96,000
Tennessee:
Chattanooga (Siskin)	386,000
Memphis (EMJ)	57,000	*
Morristown (East Tennessee)	38,000	*
Nashville (Siskin)	117,000
Spring Hill (Phoenix Metals)	66,000
Texas:
Arlington (Reliance Metalcenter)	107,000
Dallas (EMJ)	133,000
Fort Worth (AMI)	75,000	*
Garland (Bralco Metals)	45,000
Houston
(Chapel)	104,000	*
(EMJ)	112,000
(Reliance Metalcenter)	30,000
San Antonio (Reliance Metalcenter)	77,000
Utah:
North Salt Lake (Encore Metals (USA))	37,000	*
Salt Lake City
(Affiliated Metals)	86,000
(CCC Steel)	51,000
(EMJ)	25,000	*
(Reliance Metalcenter)	105,000
Spanish Fork (PDM)	123,000
Washington:
Auburn (AMI)	27,000	*
Kent
(American Steel)	168,000	*
(Bralco Metals)	48,000	*

Location	Plant Size (Sq. ft.)
Seattle
(EMJ)	84,000	*
(Encore Metals (USA))	39,000	*
Spokane
(EMJ)	15,000	*
(Pacific)	49,000
Tacoma (SSA)	26,000	*
Tukwila (Pacific)	76,000
Woodland (PDM)	130,000
Wisconsin:
Kaukauna (Liebovich)	130,000

International Distribution Centers
Belgium:
Gosselies (AMI Europe)	64,000

Canada:
Alberta
Calgary
(Encore Metals)	30,000	*
(Team Tube)	18,000	*
Edmonton
(Encore Metals)	45,000	*
(EMJ)	38,000	*
(Team Tube)	32,000	*
British Columbia
Coquitlam (Team Tube)	17,000	*
Delta (Encore Metals)	57,000	*
Surrey (Encore Coils)	36,000	*
Prince George (Team Tube)	6,000	*
Manitoba
Winnipeg (Encore Metals)	32,000	*
Ontario
Milton (Team Tube)	30,000	*
North Bay (EMJ)	10,000	*
Toronto (EMJ)	92,000	*
Quebec
Leval (Team Tube)	32,000	*
Montreal (EMJ)	83,000	*
Quebec City (EMJ)	20,000	*

China:
Shanghai (Valex)	24,000	*
Suzhou (Everest)	20,000	*

England:
Oxford (Metalweb)	10,000
London (Metalweb)	9,000	*
Birmingham (Metalweb)	40,000	*
Manchester (Metalweb)	15,000	*

South Korea:
Seoul (Valex Korea)	85,000

*	Leased. All other facilities owned.
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

	2007		2006
	High	Low	High	Low
First Quarter	$48.40	$37.85	$46.96	$31.45
Second Quarter	$63.76	$50.27	$48.77	$33.76
Third Quarter	$63.18	$43.33	$41.83	$29.22
Fourth Quarter	$59.04	$47.34	$40.75	$31.16
     As of February 15, 2008, there were 259 record holders of our common stock.
     We have paid quarterly cash dividends on our common stock for 48 years. In February 2007, the regular quarterly dividend was increased 33% from $.06 to $.08 per share of common stock. In July 2006, we effected a two-for-one stock split in the form of a stock dividend (all share and per share information has been adjusted to reflect this two-for-one stock split). Our Board of Directors has increased the quarterly dividend rate on a periodic basis. In February 2008 the Board again increased the quarterly dividend amount 25% from $.08 to $.10 per share of common stock. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.
     In August and September 2007, we repurchased approximately 1.7 million shares of our common stock at an average cost of $49.10 per share under our Stock Repurchase Plan. In early 2008, we repurchased approximately an additional 2.4 million shares at an average cost per share of $46.97.
     The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2007, we have paid between 5% and 25% of earnings to our shareholders as dividends. In 2002, our dividend payments represented 25% of our earnings due to the low earnings in 2002 as a result of the poor economic conditions. In 2007, our dividend payments represented 6% of earnings.
     The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/17/07	12/7/07	1/4/08	$.08 per share
7/18/07	8/24/07	9/14/07	$.08 per share
4/18/07	6/1/07	6/22/07	$.08 per share
2/14/07	3/9/07	3/30/07	$.08 per share
10/18/06	12/8/06	1/5/07	$.06 per share
7/19/06	8/25/06	9/15/06	$.06 per share
4/19/06	5/26/06	6/16/06	$.05 per share
2/15/06	3/10/06	3/31/06	$.05 per share
     Although we have not offered any securities for sale in the last three years, we have issued restricted stock on exercise of stock options granted pursuant to the Directors’ Stock Option Plan, as amended, which was approved by shareholders. Proceeds from the exercise of these options were used for working capital. Shares of our common stock were issued only to non-management directors in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Exercise Price	Date of Exercise
15,000	$8.56	12/10/07
11,250	$15.41	4/9/07
6,000	$18.31	4/9/07

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

Number of Shares	Market Value	Date of Grant
6,244	$44.86	3/1/07
5,202	$42.77	3/1/06
Stock Performance Graph
     The following graph compares the performance of our Common Stock with that of the S&P 500, the Russell 2000 and the peer group that we selected for the five-year period from December 31, 2002 through December 31, 2007. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2002 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2006, the peer group consisted of Steel Technologies Inc., Olympic Steel Inc. and Gibraltar Industries, Inc., all of which have securities listed for trading on NASDAQ; A.M. Castle & Co., Ryerson Inc. and Worthington Industries, Inc., which have securities listed for trading on the New York Stock Exchange (collectively, “Old Peer Group”). This year we have removed Steel Technologies Inc. and Ryerson Inc. from the peer group because they no longer have securities listed for trading and added Russell Metals Inc., which has securities listed for trading on the Toronto Stock Exchange (“New Peer Group”). The returns of each member of the peer groups are weighted according to that member’s stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co., The S&P 500 Index, The
Russell 2000 Index, A New Peer Group And An Old Peer Group

	12/02	12/03	12/04	12/05	12/06	12/07
Reliance Steel & Aluminum Co.	100.00	161.28	190.60	301.43	390.73	541.15
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
New Peer Group	100.00	134.06	185.28	214.84	229.83	238.72
Old Peer Group	100.00	129.17	166.29	175.25	174.34	172.38

Item 6. Selected Financial Data.
     We have derived the following selected summary consolidated financial and operating data for the five years ended December 31, 2007 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SELECTED CONSOLIDATED FINANCIAL DATA

		Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)
Income Statement Data:
Net sales	$7,255,679	$5,742,608	$3,367,051	$2,943,034	$1,882,933
Cost of sales	5,418,161	4,231,386	2,449,000	2,110,848	1,372,310

Gross profit	1,837,518	1,511,222	918,051	832,186	510,623
Operating expenses (1)	1,102,005	876,977	550,411	525,306	430,493

Operating profit	735,513	634,245	367,640	306,880	80,130
Other income (expense):
Interest expense	(78,710)	(61,692)	(25,222)	(28,690)	(26,745)
Other income, net	9,931	5,768	3,671	4,168	2,837
Amortization expense	(12,007)	(6,883)	(4,125)	(3,208)	(2,304)
Minority interest (2)	(334)	(306)	(8,752)	(9,182)	938

Income before income taxes	654,393	571,132	333,212	269,968	54,856
Provision for income taxes	(246,438)	(216,625)	(127,775)	(100,240)	(20,846)

Net income	$407,955	$354,507	$205,437	$169,728	$34,010

Earnings per Share:
Income from continuing operations — diluted (3)	$5.36	$4.82	$3.10	$2.60	$.53
Income from continuing operations — basic (3)	$5.39	$4.85	$3.12	$2.61	$.53
Weighted average common shares outstanding — diluted (3)	76,065	73,600	66,195	65,351	63,733
Weighted average common shares outstanding — basic (3)	75,623	73,134	65,870	64,960	63,706

Other Data:
EBITDA (4)	$812,976	$695,298	$405,065	$343,285	$118,471
Cash flow from operations	638,964	190,964	272,219	121,768	107,820
Capital expenditures	124,127	108,742	53,740	35,982	20,909
Cash dividends per share (3)	.32	.22	.19	.13	.12

Balance Sheet Data (December 31):
Working capital	$1,121,539	$1,124,650	$513,529	$458,551	$341,762
Total assets	3,983,477	3,614,173	1,769,070	1,563,331	1,369,424
Long-term debt (5)	1,013,260	1,088,051	306,790	380,850	469,250
Shareholders’ equity	2,106,249	1,746,398	1,029,865	822,552	647,619

(1)	Operating expenses include warehouse, delivery, selling, general and administrative expenses and depreciation expense.

(2)	The portion of American Steel’s earnings attributable to our 49.5% partner is included in minority interest through December 31, 2005. On January 3, 2006 we acquired our partner’s interest, increasing our ownership to 100%.

(3)	All share information has been retrospectively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was effective July 19, 2006.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense and amortization of intangibles. We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statements of income and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

	2007	2006	2005	2004	2003
Reconciliation of EBIT and EBITDA:
Income from continuing operations before income taxes	$654,393	$571,132	$333,212	$269,968	$54,856
Interest expense	78,710	61,692	25,222	28,690	26,745

EBIT	733,103	632,824	358,434	298,658	81,601

Depreciation expense	67,866	55,591	42,506	41,419	34,566
Amortization expense	12,007	6,883	4,125	3,208	2,304

EBITDA	$812,976	$695,298	$405,065	$343,285	$118,471

(5)	Includes the long-term portion of capital lease obligations as of December 31, 2007, 2006, and 2005. We did not have any capital lease obligations for any other years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     2007 was another year of record results for us, with higher revenues, profits and cash flows than our Company has ever experienced. Our 2007 acquisitions along with the 2006 acquisitions of EMJ and Yarde Metals contributed significantly to our financial results. We completed five acquisitions during 2007 that were important in further expanding and diversifying our product, customer and geographic base, both domestically and internationally. We significantly increased our exposure in Canada through an acquisition that services the Western Canada energy market. We also made our first entry into the United Kingdom through an acquisition that provided us the opportunity to expand our European presence. Near the end of 2007 we opened a facility in China to service a sector of the semiconductor industry. These activities better position us to meet the needs of our customers that are expanding their businesses globally.
     We spent $124.1 million on capital expenditures in 2007, with a significant portion of that amount relating to growth initiatives, including the expansion and relocation of existing facilities, enhancing and adding processing capabilities, penetrating new geographic markets and expanding product offerings at existing locations. We continue to focus on growing our Company with accretive acquisitions and internal growth activities that enhance our product, geographic and customer diversity. We believe this diversification makes our financial results less cyclical than others in our industry.
     We generated record cash flow from operations of $639.0 million in 2007 due to the increased size of the company, strong profit levels and effective working capital management. During 2007 we used our cash flow from operations to fund our $124.1 million of capital expenditures, $270.0 million of acquisitions and $82.2 million of stock repurchases and were able to repay a portion of our outstanding debt. This resulted in a net debt-to-total capital ratio of 32.4% and $185 million outstanding on our $1.1 billion credit facility at December 31, 2007. This strong financial position provides us with ready and adequate access to capital to continue our growth activities.
     Demand for most products that we sell was healthy during 2007, although not at the strong levels that we experienced in 2006, especially for products that we sell to the non-residential construction and aerospace markets. Pricing was somewhat volatile for most products that we sell during 2007. Overall, prices for metal products have been at relatively high levels since 2004. In 2007, domestic prices for metals were supported by a historically low level of imported metals into the U.S. The strong global demand and pricing for metal products caused metals to be re-routed to these stronger foreign markets in 2007. Stainless steel products experienced the most pricing volatility in 2007. In 2006 stainless steel prices reached unprecedented levels that rose even further in the first half of 2007 with these increases mainly due to global shortages of nickel. In the third quarter of 2007 this trend reversed suddenly with significant price reductions that caused our gross profit margins on sales of these products to deteriorate. Prices for stainless steel products have been more stable since then, but could experience further significant fluctuations in the future. Also in 2007, there were significant competitive pressures in our industry, especially in the first half of the year, due to inventory destocking that pressured our selling prices and gross profit margins.
     We believe the steps that we took during the difficult years of 2001 through 2003 positioned us to take full advantage of the improved economic conditions we have experienced since 2004. However, as evidenced by our performance during the difficult years, we take the necessary actions to allow us to operate efficiently and profitably even in less favorable economies. We believe this is because of our focus on cost controls and inventory turnover and our product, customer and geographic diversification. Our product and geographic diversification should continue to benefit us in 2008. We believe that demand levels may decline somewhat in 2008 due to general fears about the economy. We are optimistic about pricing, with increases already in effect for many carbon steel products in early 2008. Significant declines in demand or pricing for our products could reduce our gross profit margins. Also, if we cannot obtain a sufficient supply of metals for our customers in 2008, or if domestic availability of our products increases significantly in 2008, this could negatively impact our 2008 financial results, especially as compared to our 2007 results.
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

     Pricing for our products can have a more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increases. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. Because changes in pricing do not require us to adjust our expense structure, the impact on our results of operations from changes in pricing is much greater than the effect of volume changes.
     Also, when volume or pricing increases, our working capital requirements typically increase, which may require us to increase our outstanding debt. This could increase our interest expense. When our customer demand falls, we can typically generate stronger levels of cash flow from operations as our working capital needs decrease.
Acquisitions
     Effective October 1, 2007, we acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb’s net sales for the three months ended December 31, 2007 were approximately $12 million. Metalweb has been re-registered as Metalweb Limited.
     On July 1, 2007, we acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals’ net sales for the six months ended December 31, 2007 were approximately $54 million.
     As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its facilities located mainly in Western Canada. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208 million. As discussed below in “Recent Developments”, on January 1, 2008 we sold certain assets and the business of the Encore Coils division.
     On January 2, 2007, we purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2007 were approximately $126 million.
     Also on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Siskin’s Georgia Steel Supply Company division located in Atlanta will be combined with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2007 were approximately $115 million. Industrial Metals and Athens Steel now operate as divisions of Siskin.
     On August 1, 2006, we acquired Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut. We paid $100 million in cash for all of the outstanding common stock of Yarde Metals and assumed approximately $101 million of its net debt. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde Metals has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metals’ net sales for the year ended December 31, 2007 were approximately $477 million.
     On April 3, 2006 we completed the acquisition of Earle M. Jorgensen Company (“EMJ”) which was our first acquisition of a public company. EMJ, headquartered in Lynwood, California, is one of the largest distributors of metal products in North America with 40 service and processing centers selling primarily specialty bar and tube products. The transaction was valued at approximately $984 million, including the assumption of EMJ’s net debt. We paid $6.50 in cash and issued .1784 of a share of Reliance common stock for each share of EMJ common stock outstanding. This is currently the only acquisition where we have used our stock as consideration. EMJ’s net sales for the year ended December 31, 2007 were approximately $2.04 billion.

Recent Developments
     On January 1, 2008, we sold certain assets and business of the Encore Coils division of Encore Group Limited, that we acquired on February 1, 2007. The Encore Coils division processed and distributed carbon steel flat-rolled products through four facilities located in Western Canada. The Encore Coils business did not fit well for us because we did not have any similar facilities nearby that could help support this relatively small business. We were attracted to Encore Group because of its specialty bar and tube business, as well as its stainless products and exposure to the energy industry. We have retained the Encore Metals and Team Tube divisions that participate in these markets. In addition, one remaining facility of Encore Coils now operates as a toll processing facility.
     In December 2007 we announced that our subsidiary Valex Corp. opened a facility in the People’s Republic of China. Valex China Co. Ltd. is 100% owned by the Hong Kong joint venture company Valex Holdings Ltd. Valex Corp. owns 88% of Valex Holdings Ltd. The facility is located in the Nanhui district of Shanghai and will produce ultra high purity tubes, fittings, and valves for the semiconductor, LCD and solar industries.
Other Developments
     In 2007, our focus on organic growth continued and included the opening of new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $124.1 million. Phoenix Metals Company completed the construction of a new facility for its Charlotte, North Carolina operation and is adding processing equipment to better support its customers in that area. Phoenix Metals Company also leased warehouse space in Russellville, Arkansas to expand into the stainless steel market in that area. Precision Strip has added processing equipment in its Tipp City and Perrysburg, Ohio locations and increased its fleet of trucks and trailers in 2007 to support the growth in the business. Earle M. Jorgensen Company relocated its Portland, Oregon operation to a new, larger more efficient facility in early 2007. Also in 2007 PDM Steel Service Centers, Inc. purchased land in Las Vegas, Nevada to build a new larger facility to open in 2008 and expanded its Spanish Fork, Utah facility. Liebovich Bros, Inc. moved its existing operation near Green Bay, Wisconsin from a leased facility to a newly built larger and more efficient facility in Kaukauna, Wisconsin. Yarde Metals, Inc. expanded its network geographically by leasing space in Baltimore, Maryland to store depot inventory. The current competitive environment supports strong organic growth and we expect to continue to expand our business in 2008 by continuing to build and expand facilities and add processing equipment with a record capital expenditures budget for 2008 of $210 million.
     Due to the increased size and growth activities of our company, late in 2006 we recapitalized the Company by issuing $600 million of debt securities and increasing the availability of our credit facility to $1.1 billion to provide for our future growth. We also repurchased approximately $250 million of outstanding 9.75% senior secured notes of EMJ to lower our cost of capital.
Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2007 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2007		2006		2005
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$7,255,679	100.0%	$5,742,608	100.0%	$3,367,051	100.0%

Gross profit	1,837,518	25.3	1,511,222	26.3	918,051	27.3

S,G&A expenses	1,034,139	14.3	821,386	14.3	507,905	15.1

Depreciation expense	67,866	0.9	55,591	1.0	42,506	1.3

Operating profit (1)	$735,513	10.1%	$634,245	11.0%	$367,640	10.9%

(1)	Excludes other income, amortization expense, minority interest, interest expense and income tax expense.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Net Sales. Our 2007 annual consolidated sales of $7.26 billion were our highest ever, up 26.3% from 2006, with a 17.3% increase in tons sold and an 8.5% increase in our average selling price per ton sold (our tons sold and average selling price per ton sold amounts exclude the sales of Precision Strip because of the “toll processing” nature of its business). Our 2007 acquisitions along with our 2006 acquisitions of EMJ on April 3, 2006 and Yarde Metals on August 1, 2006, contributed significantly to the increase in our 2007 sales levels.
     Same-store sales, which exclude the sales of our 2006 and 2007 acquisitions, were $4.1 billion in 2007, up 2.1% from 2006, with a 1.8% decrease in our tons sold and a 5.7% increase in our average selling price per ton sold. Demand from most markets was relatively strong in 2007, but down somewhat from our 2006 levels. In 2006, we experienced significant strength in sales of our products to the non-residential construction and aerospace industries. Although we experienced various degrees of pricing volatility in all the metal products that we sell, with the most significant volatility in stainless steel products, overall 2007 pricing levels were above 2006 levels. Historically low levels of imported metal products into the U.S. in 2007 contributed to the strength of domestic prices. Import levels were low due to foreign mills re-routing their products to Europe and Asia where prices were higher due to the weak U.S. dollar and strong global demand. Our 2007 average price on a consolidated basis increased somewhat due to a shift in our product mix from our 2006 and 2007 acquisitions.
     Gross Profit. Our total gross profit of $1.84 billion, up 21.6% from 2006, increased mainly because of our higher net sales level in 2007. Our gross profit as a percentage of sales was 25.3% in 2007, down from 26.3% in 2006. The decline in our gross profit margin in 2007 was mainly due to significant competitive pressures during the year, especially in the first half, resulting from excess inventories throughout the industry. A significant amount of this destocking by our competitors was in stainless steel products. Stainless steel costs were increasing significantly in the first half of 2007 and we can typically increase our gross profit margins in these environments; however, the destocking caused us to reduce our selling prices to compete, thereby reducing our gross profit margins. In the 2007 third quarter, stainless steel costs experienced sudden and significant declines. This adversely impacted our margins because we had to reduce our stainless steel selling prices more rapidly than our inventory costs on hand were reduced. In the fourth quarter of 2007, costs of most products were stable with third quarter levels, allowing us to realize some improvement in our gross profit margins from third quarter levels. Also, our 2007 LIFO expense was lower in 2007 than in 2006. We recorded LIFO expense, which is included in our cost of sales, of $43.8 million during 2007, compared to $94.1 million in 2006. Our 2007 LIFO expense resulted mainly from the further increases in the cost of stainless steel products at year end 2007 compared to the beginning of the year, although at a much lower rate than in 2006.
     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2007 increased $212.8 million, or 25.9% from 2006 mainly due to our 2006 and 2007 acquisitions and general cost increases. The expenses as a percent of sales in 2007 were 14.3%, the same as in the 2006 period. We continue to focus on cost control and take appropriate cost reduction measures when needed.
     Depreciation expense increased $12.3 million in 2007 mainly because of our 2006 and 2007 acquisitions and because of depreciation of our 2007 capital expenditures. Amortization expense increased $5.1 million, or 74.4%, because of the amortization of our intangibles from our 2006 and 2007 acquisitions.
     Operating Profit. Operating profit, calculated as gross profit less S,G&A expenses and depreciation expense, was $735.5 million in 2007, resulting in an operating profit margin of 10.1%, compared to 2006 operating profit of $634.2 million and an operating profit margin of 11.0%. The increased profit is mainly due to higher gross profit dollars resulting from increased sales levels, however, our operating profit margins deteriorated because of our lower gross profit margins in 2007.
     Other Income and Expense. Interest expense was $78.7 million in 2007 compared to $61.7 million in 2006. The increase was mainly due to increased borrowings to fund our 2007 acquisitions.
     Income Tax Rate. Our 2007 effective income tax rate was 37.7% compared to 37.9% for 2006. The 2007 rate is slightly lower than the 2006 rate due to increased international exposure through our 2007 acquisitions and various tax credits that were available to us in 2007.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net Sales. Our 2006 consolidated net sales were $5.74 billion, an increase of 70.6%, compared to $3.37 billion in 2005. Our acquisitions of EMJ and Yarde Metals in 2006 contributed significantly to our increased sales levels. Our 2006 sales include an increase in our tons sold of 44.6% and an increase in our average selling price per ton sold of 19.7%. Same-store sales, which exclude the sales of our 2005 and 2006 acquisitions, were $3.75 billion in 2006, up 15.9% from 2005, with a 6.1% increase in our tons sold and a 9.8% increase in our average selling price per ton sold.

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
     Gross Profit. Our total gross profit of $1.51 billion, up 64.6% from 2005, increased mainly because of our higher net sales level in 2006. Our gross profit as a percentage of sales was 26.3% in 2006, down from 27.3% in 2005. In 2006 our gross profit margins declined somewhat due to our acquisitions and because of competitive pressure on sales of carbon steel products late in the year. Our 2006 same-store gross profit margin was 27.6%. Also, our 2006 LIFO expense was significantly higher than in 2005. We recorded LIFO expense of $94.1 million during 2006, compared to $16.6 million in 2005. Our LIFO expense in 2006 resulted mainly from the increased costs of stainless steel and aluminum products and higher quantities of inventory on hand at year-end compared to the beginning of the year because of improved demand levels for most products.
     Expenses. S,G&A expenses for 2006 increased $313.5 million, or 61.7% from 2005 mainly due to our 2005 and 2006 acquisitions and additional selling expenses from our increased sales levels. The expenses as a percent of sales in 2006 were 14.3% compared to 15.1% in the 2005 period. The decrease in our S,G&A expenses as a percentage of sales was due mainly to our increased prices and effective expense control.
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
Liquidity and Capital Resources
     At December 31, 2007, our working capital was $1.12 billion, unchanged from the December 31, 2006 levels. However, excluding the initial effect of acquisitions, we reduced our accounts receivable balance by $61.3 million and our inventory levels by $129.6 million in 2007 from our year-end 2006 levels. This was mainly due to somewhat lower demand levels in 2007 as compared to 2006, especially in the fourth quarter, and also due to our continued focus on working capital management.
     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of December 31, 2007, our days sales outstanding were approximately 40 days, slightly improved from our December 31, 2006 rate of 41 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate at December 31, 2007 was about 4.4 times (or 2.7 months on hand), consistent with our 2006 rate. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.

     Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations increased to $639.0 million in 2007 compared to $191.0 million in 2006 when we were building working capital to support increased business levels. Our increased size and solid profit levels along with our effective working capital management in 2007 produced our strong cash flow from operations that funded our capital expenditures of approximately $124.1 million, acquisitions of approximately $270.0 million and stock repurchases of $82.2 million during the year.
     Our outstanding debt (including capital lease obligations) at December 31, 2007 was $1.1 billion, the same as at 2006 year-end. At December 31, 2007, we had $185 million borrowed on our $1.1 billion revolving line of credit. Our net debt-to-total capital ratio was 32.4% at December 31, 2007, down from our year-end 2006 rate of 37.6% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). On January 2, 2008 we paid off a $30 million private placement note that matured. We also repurchased an additional $114.8 million of our stock in early 2008. We funded the note payoff and stock repurchase with cash flow from operations and borrowings on our credit facility. The significant availability on our credit facility and relatively low leverage position provides adequate liquidity for us to fund our growth activities.
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
     At December 31, 2007, we also had $278 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 6.0% and have an average remaining life of 3.1 years, maturing from 2008 to 2013. In 2008, $55 million of these notes mature, $30 million of which we paid off in early January 2008. Our $1.1 billion syndicated credit facility and our senior notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things.
     Capital expenditures, excluding acquisitions, were $124.1 million for the 2007 year. Our 2008 capital expenditures are currently budgeted at approximately $210 million, excluding acquisitions. Our 2008 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. Any capital expenditure commitments that existed at December 31, 2007 are included in the below table of contractual obligations. Our capital and operating lease commitments are discussed in Note 13 of the Notes to Consolidated Financial Statements and are also included in the contractual obligations table below. Our capital requirements are primarily for working capital, acquisitions, debt repayments and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.
     On May 17, 2006 our Board of Directors declared a two-for-one stock split, in the form of a 100% stock dividend on our common stock that was effective on July 19, 2006. On February 13, 2008, our Board of Directors declared a 25% increase in the regular quarterly cash dividend to $.10 per share of common stock.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing up to an additional 12.0 million shares of our common stock to be repurchased. Repurchased shares are treated as authorized but unissued shares. In 2007, we repurchased approximately 1.7 million shares of our common stock at an average cost of $49.10 per share under our Stock Repurchase Plan. This was the first time that we had repurchased our stock since 2000. As of December 31, 2007, we had repurchased approximately 12.8 million shares of our common stock under the Plan at an average cost of $12.93 per share and had approximately 10.3 million shares authorized for purchase under the Plan. In early 2008, we repurchased approximately an additional 2.4 million shares at an average cost per share of $46.97. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company. Proceeds from the issuance of common stock upon the exercise of stock options during 2007 were $16.5 million.

     We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit.
Contractual Obligations and Other Commitments
     The following table summarizes our contractual cash obligations as of December 31, 2007. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments due by Year
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations(1)	$1,082,791	$71,816	$89,675	$245,700	$675,600

Capital Lease Obligations	5,947	847	1,637	1,608	1,855

Operating Lease Obligations	268,455	48,464	76,163	51,750	92,078

Purchase Obligations –Other (2)	132,240	59,048	51,029	21,451	712

Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	45,958	4,732	3,076	3,237	34,913

Total	$1,535,391	$184,907	$221,580	$323,746	$805,158

(1)	Amounts include principal payments only. See Note 8 of the Consolidated Financial Statements for information regarding interest rates, payment dates and expected refinancing.

(2)	The majority of our material purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace materials.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next ten years. These amounts are limited to the information provided by our actuaries.
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

Goodwill
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $886.2 million at December 31, 2007, or approximately 22.2% of total assets or 42.1% of consolidated shareholders’ equity. Under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets, goodwill deemed to have indefinite lives is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows or the market values as compared to the recorded costs. We have performed tests of goodwill as of November 1, 2006 and 2007, and believe that the recorded amounts for goodwill are recoverable and that no impairment currently exists.
Critical Accounting Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to accounts receivable, inventories, income taxes, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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
Accounts Receivable
We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable based on an evaluation of specific potential customer risks. Assessments are based on legal issues (such as bankruptcy status), our past collection history, and current financial and credit agency reports. Accounts which we determine to be uncollectible are reserved for or written off in the period in which the determination is made. Additional reserves are maintained based on our historical and probable future bad debt experience. If the financial condition of our customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, we might be required to increase our allowance for doubtful accounts.
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
Impact of Recently Issued Accounting Standards
     In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial position and results of operations. See Note 9, Income Taxes, for further discussion.
     In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. We adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of our defined benefit and postretirement plans as of December 31, 2006. The initial recognition of the funded status of defined benefit and postretirement plans resulted in a decrease in Shareholders’ Equity of $3.7 million, which was net of a tax benefit of $2.3 million.
     In September 2006, the FASB also issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for us. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 which is the year beginning January 1, 2009 for us. Adoption is prospective and early adoption is not permitted. We are currently evaluating the impact that the adoption of SFAS 141R will have on our consolidated financial statements and notes thereto.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability.
Commodity price risk
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market we are able to react quickly to changes in metals pricing.
Foreign exchange rate risk
     Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Volatility in these markets could impact our net income. Foreign currency transaction gains were approximately $7.3 million during 2007 primarily related to our Canadian operations and the strengthening of the Canadian dollar against the U.S. dollar during 2007. The exposure to foreign currency rates in relation to our Canadian operations is limited to certain of their outstanding intercompany borrowings denominated in the U.S. dollar which currently are not hedged. We expect this exposure to decrease significantly during 2008 as the related outstanding balances have been paid down significantly during 2007 and early 2008.
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
     Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  Based on $185 million of variable-rate debt outstanding on our syndicated credit facility as of December 31, 2007, a hypothetical one percent increase in interest rates would not result in a material impact to earnings.

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
     We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.
     /s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2008

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$77,023	$57,475
Accounts receivable, less allowance for doubtful accounts of $16,153 at December 31, 2007 and $16,755 at December 31, 2006	691,462	666,273
Inventories	911,315	904,318
Prepaid expenses and other current assets	24,028	22,179
Income taxes receivable	17,575	25,144

Total current assets	1,721,403	1,675,389
Property, plant and equipment, at cost:
Land	115,294	108,022
Buildings	417,677	385,851
Machinery and equipment	669,671	565,951
Accumulated depreciation	(378,007)	(317,152)

	824,635	742,672

Goodwill	886,152	784,871
Intangible assets, net	464,291	354,195
Cash surrender value of life insurance policies, net	73,953	41,190
Other assets	13,043	15,856

Total assets	$3,983,477	$3,614,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$333,986	$340,356
Accrued expenses	37,863	36,481
Accrued compensation and retirement costs	95,539	92,905
Accrued insurance costs	36,884	34,475
Deferred income taxes	23,136	23,706
Current maturities of long-term debt	71,815	22,257
Current maturities of capital lease obligations	641	559

Total current liabilities	599,864	550,739
Long-term debt	1,008,765	1,083,095
Capital lease obligations	4,495	4,956
Long-term retirement costs and other long-term liabilities	62,224	46,111
Deferred income taxes	200,181	181,628
Minority interest	1,699	1,246
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:	646,406	701,690
Authorized shares — 100,000,000
Issued and outstanding shares — 74,906,824 at December 31, 2007 and 75,702,046 at December 31, 2006, stated capital
Retained earnings	1,439,598	1,046,339
Accumulated other comprehensive income /(loss)	20,245	(1,631)

Total shareholders’ equity	2,106,249	1,746,398

Total liabilities and shareholders’ equity	$3,983,477	$3,614,173

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$7,255,679	$5,742,608	$3,367,051
Other income, net	9,931	5,768	3,671

	7,265,610	5,748,376	3,370,722

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	5,418,161	4,231,386	2,449,000
Warehouse, delivery, selling, general and administrative	1,034,139	821,386	507,905
Depreciation and amortization	79,873	62,474	46,631
Interest	78,710	61,692	25,222

	6,610,883	5,176,938	3,028,758

Income before minority interest and income taxes	654,727	571,438	341,964
Minority interest	(334)	(306)	(8,752)

Income from continuing operations before income taxes	654,393	571,132	333,212
Provision for income taxes	246,438	216,625	127,775

Net income	$407,955	$354,507	$205,437

Earnings per share:
Income from continuing operations — diluted	$5.36	$4.82	$3.10

Weighted average shares outstanding — diluted	76,064,616	73,599,681	66,194,724

Income from continuing operations — basic	$5.39	$4.85	$3.12

Weighted average shares outstanding — basic	75,622,799	73,134,102	65,870,068

Cash dividends per share	$.32	$.22	$.19

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2005	65,339,934	$313,953	$508,147	$452	$822,552
Net income for the year	—	—	205,437	—	205,437
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1	1
Unrealized gain on investments	—	—	—	40	40
Minimum pension liability	—	—	—	(168)	(168)

Comprehensive income					205,310
Stock options exercised	866,900	10,811	3,476	—	14,287
Stock issued under incentive bonus plan	11,164	246	—	—	246
Cash dividends — $.19 per share	—	—	(12,530)	—	(12,530)

Balance at December 31, 2005	66,217,998	325,010	704,530	325	1,029,865
Net income for the year	—	—	354,507	—	354,507
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1,221	1,221
Unrealized gain on investments	—	—	—	116	116
Minimum pension liability	—	—	—	423	423

Comprehensive income					356,267
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(3,716)	(3,716)
Stock options exercised	438,290	7,115	3,446	—	10,561
Stock based compensation	—	6,060	—	—	6,060
Stock and stock options issued in connection with business acquisition	8,962,268	360,453	—	—	360,453
Stock issued to a retirement savings plan	78,288	2,830	—	—	2,830
Stock issued under incentive bonus plan	5,202	222	—	—	222
Cash dividends — $.22 per share	—	—	(16,144)	—	(16,144)

Balance at December 31, 2006	75,702,046	701,690	1,046,339	(1,631)	1,746,398
Net income for the year	—	—	407,955	—	407,955
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	24,681	24,681
Unrealized loss on investments	—	—	—	(54)	(54)
Minimum pension liability	—	—	—	(2,751)	(2,751)

Comprehensive income					429,831
Stock based compensation	—	10,120	—	—	10,120
Stock options exercised	872,001	16,483	9,511	—	25,994
Stock repurchased	(1,673,467)	(82,168)	—	—	(82,168)
Stock issued under incentive bonus plan	6,244	281	—	—	281
Cash dividends — $.32 per share	—	—	(24,207)	—	(24,207)

Balance at December 31, 2007	74,906,824	$646,406	$1,439,598	$20,245	$2,106,249

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$407,955	$354,507	$205,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,873	62,474	46,631
Debt premium amortization	—	(2,149)	—
Deferred income taxes	12,042	7,295	(1,059)
Gain on debt extinguishment	—	(2,264)	—
Gain on sales of property and equipment	(1,181)	(723)	—
Minority interest	334	306	8,752
Stock based compensation expense	10,120	6,060	—
Tax benefit of stock options exercised	—	—	3,476
Excess tax benefits from stock based compensation	(9,511)	(3,446)	—
Decrease/(increase) in cash surrender values of life insurance policies	231	(582)	—
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	61,265	(50,566)	(15,391)
Inventories	129,582	(89,414)	(11,345)
Prepaid expenses and other assets	11,087	6,569	(2,624)
Accounts payable and accrued expenses	(62,833)	(97,103)	38,342

Net cash provided by operating activities	638,964	190,964	272,219

Investing activities:
Purchases of property, plant and equipment	(124,127)	(108,742)	(53,740)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(269,957)	(542,604)	(94,377)
Proceeds from sales of property and equipment	5,045	3,487	1,485
Tax reimbursements made related to prior acquisitions	(619)	(894)	—
Net investment in life insurance policies	(31,028)	(3,096)	—
Proceeds from redemption of life insurance policies	878	1,415	—

Net cash used in investing activities	(419,808)	(650,434)	(146,632)

Financing activities:
Proceeds from borrowings	658,770	2,547,316	393,000
Principal payments on long-term debt and short-term borrowings	(778,520)	(2,063,656)	(486,511)
Payment of debt issue costs	—	(8,170)	—
Payments to minority shareholders	—	(1,291)	(7,159)
Net refunds from letters of credit	—	12,919	—
Dividends paid	(24,207)	(16,145)	(12,530)
Excess tax benefit from stock based compensation	9,511	3,446	—
Exercise of stock options	16,483	7,115	10,811
Issuance of common stock	281	222	246
Common stock repurchase	(82,168)	—	—

Net cash (used in) provided by financing activities	(199,850)	481,756	(102,143)
Effect of exchange rate changes on cash	242	167	(81)

Increase in cash and cash equivalents	19,548	22,453	23,363
Cash and cash equivalents at beginning of year	57,475	35,022	11,659

Cash and cash equivalents at end of year	$77,023	$57,475	$35,022

Supplemental cash flow information:
Interest paid during the period	$78,167	$70,306	$25,309
Income taxes paid during the period	$221,145	$213,901	$118,909

Non-cash investing and financing activities:
Issuance of common stock and stock options in connection with acquisition of metals service center	$—	$360,453	$—
Issuance of short-term notes payable in connection with acquisition of metals service center	$6,713	$—	$—
Issuance of common stock to employee retirement savings plan	$—	$2,830	$—
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
1. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries, which include Allegheny Steel Distributors, Inc., Aluminum and Stainless, Inc., American Metals Corporation, American Steel, L.L.C. (50.5%-owned until January 3, 2006 when it became wholly-owned), AMI Metals, Inc., CCC Steel, Inc., Central Plains Steel Co. (until September 1, 2006 when it was merged into Reliance), Chapel Steel Corp., Chatham Steel Corporation, Clayton Metals, Inc., Crest Steel Corporation, Durrett Sheppard Steel Co., Inc., Earle M. Jorgensen Company, Encore Group Limited, Encore Metals (USA) Inc., Liebovich Bros., Inc., Lusk Metals, Metalweb Limited, Pacific Metal Company, PDM Steel Service Centers, Inc., Phoenix Corporation, Precision Strip, Inc., Reliance Pan Pacific Pte., Ltd. (70%-owned), RSAC Management Corp., Service Steel Aerospace Corp., Siskin Steel & Supply Company, Inc., Toma Metals, Inc., Valex Corp. (97%-owned), Viking Materials, Inc., and Yarde Metals, Inc., on a consolidated basis (“Reliance” or “the Company”). All subsidiaries of Reliance, other than American Steel, L.L.C., Earle M. Jorgensen Company, Encore Group Limited, Encore Metals (USA) Inc., and Reliance Pan Pacific Pte., Ltd. are held by RSAC Management Corp. All significant intercompany transactions have been eliminated in consolidation. The Company consolidates its 70% investment in Reliance Pan Pacific Pte., Ltd. and its 88% investment in Valex Holdings Limited. Effective January 3, 2006, the Company purchased the remaining 49.5% interest in American Steel, L.L.C. Prior to that, the Company consolidated its 50.5% investment in American Steel, L.L.C.
Business
     In 2007, the Company operated a metals service center network of more than 180 locations in 37 states, Belgium, Canada, China, South Korea and the United Kingdom that provided value-added metals processing services and distributed a full line of more than 100,000 metal products.
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Accounts Receivable and Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company’s products are sold. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectibility is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectibility of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Fair Values of Financial Instruments
     Fair values of cash and cash equivalents, trade accounts receivable and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $600,000,000 senior unsecured notes issued in November 2006. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission. The fair market value of these senior unsecured notes at December 31, 2007 was approximately $567,000,000.
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
     For purposes of performing annual impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As of November 1, 2007 and 2006, the dates of our annual impairment testing, the Company identified 45 and 41 reporting units, respectively. Each reporting unit constitutes a business under the definition provided by EITF 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business. The Company assigns goodwill at the business unit/reporting unit level at the time of acquisition, where applicable, as each business unit operates independently from the other business units and is evaluated at the business unit level for financial performance.
     The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year five of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. An annual assessment was performed and the Company determined that no impairment existed at November 1, 2007 or November 1, 2006.
     Property, plant and equipment is recorded at cost and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3 – 20 years
     The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2007 or 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Revenue Recognition
     The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery, or at the time services are performed for its toll processing services. Shipping and handling charges are included as revenue in net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third-party carriers are not material and are typically included in cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2007, 2006 and 2005, shipping and handling costs included in “Warehouse, delivery, selling, general and administrative expenses” were approximately $184,449,000, $142,697,000, and $75,868,000, respectively.
Segment Information
     The Company has one reportable business segment – metals service centers. The acquisitions made during 2007 did not result in new segments. Although a variety of products or services are sold at each of the Company’s various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2007	2006	2005
Carbon steel	46%	49%	55%
Aluminum	19	18	20
Stainless and alloy steel	28	24	15
Toll processing	2	2	4
Other	5	7	6

Total	100%	100%	100%

     The following table summarizes consolidated financial information of the Company’s operations by geographic location based on where sales originated from:

		Foreign
	United States	Countries	Total
		(in thousands)
Year-Ended December 31, 2007
Net Sales	$6,902,040	$353,639	$7,255,679
Long Lived Assets	2,088,342	173,732	2,262,074
Year-Ended December 31, 2006
Net Sales	5,576,183	166,425	5,742,608
Long Lived Assets	1,894,446	44,338	1,938,784
Year-Ended December 31, 2005
Net Sales	3,315,319	51,732	3,367,051
Long Lived Assets	913,304	8,418	921,722
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
      The Company recognizes the cost of all employee and director stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Since the Company has selected the modified prospective method of transition, the prior periods have not been restated. Prior to adopting SFAS No. 123R, the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. All stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants prior to 2006.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     Under this transition method, stock based compensation cost recognized for the years ended December 31, 2007 and 2006 respectively, includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, and (ii) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006. The stock- based compensation expense recorded in accordance with SFAS No. 123R was $10,120,000 and $6,060,000 for the years ended December 31, 2007 and 2006, respectively included in “Warehouse, delivery, selling, general and administrative expense” caption of the Company’s Consolidated Statements of Income.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R during the prior periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Year Ended
December 31,
2005
(in thousands,
except per
share amounts)
Reported net income	$205,437
Stock-based compensation cost, net of tax	2,954

Pro forma net income	$202,483

Earnings per share from continuing operations:
Basic – reported	$3.12

Basic – pro forma	$3.07

Diluted – reported	$3.10

Diluted – pro forma	$3.06

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
Foreign Currencies
     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “Accumulated Other Comprehensive Income (Loss)” component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations in “Other income, net” caption and amounted to a net gain of approximately $7,337,000 for the year ended December 31, 2007. Foreign currency transaction gains and losses were not material in the prior periods presented.
Impact of Recently Issued Accounting Standards
     In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 9, Income Taxes, for further discussion.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of its defined benefit and postretirement plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit and postretirement plans resulted in a decrease in “Shareholders’ equity” of $3,716,000, which was net of a tax benefit of $2,293,000.
     In September 2006, the FASB also issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 which is the year beginning January 1, 2009 for the Company. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its consolidated financial statements and notes thereto.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     In October 2005, the Company, with its partner Manufacturing Network Pte. Ltd. (“MNPL”), a Singapore company, formed Reliance Pan Pacific Pte., Ltd. (“Reliance Pan Pacific”). Reliance Pan Pacific, a Singapore company, is 70%-owned by the Company and 30%-owned by MNPL. Reliance Pan Pacific had no activity in 2005. In March 2006, Reliance Pan Pacific purchased Everest Metals (Suzhou) Co., Ltd. (“Everest Metals”), a metals service center company based near Shanghai, China. The Company consolidates the financial results of Everest Metals. Net sales during 2007 were approximately $6,000,000.
     In October 2007, Valex Corp., a subsidiary of the Company, formed Valex Holdings Limited (“Valex Holdings”), a Hong Kong Company. The Company owns 88% of Valex Holdings. Valex Holdings formed Valex China Co. Ltd. (“Valex China”) in the People’s Republic of China as a wholly-owned subsidiary. Valex China operates a processing and distribution facility in China in the Nanhui district of Shanghai. The Company consolidates the financial results of Valex China. Activity during 2007 was minimal.
3. Acquisitions
2007 Acquisitions
Acquisition of Metalweb plc
     As of October 1, 2007, the Company acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. The company acquired Metalweb through RSAC Management Corp., the Company’s wholly-owned subsidiary. Metalweb now operates as a wholly-owned subsidiary of RSAC Management Corp. Metalweb has been re-registered as Metalweb Limited.
Acquisition of Clayton Metals, Inc.
     On July 1, 2007, the Company acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), an Illinois corporation headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals now operates as a wholly-owned subsidiary of RSAC Management Corp.
Acquisition of Encore Group
     As of February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its 17 facilities located mainly in Western Canada. The Company acquired the Encore Group assets through RSAC Canada Limited (now Encore Group Limited), the Company’s wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC (now Team Tube Canada ULC), a subsidiary of RSAC Canada Limited. Encore Group Limited and Encore Metals (USA), Inc. now operate as wholly-owned subsidiaries of Reliance. As discussed in Note 16, Subsequent Events, on January 1, 2008 the Company sold certain assets and the business of the Encore Coils division.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Acquisition of Industrial Metals and Surplus, Inc.
     Also on January 2, 2007, the Company, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals and Athens Steel now operate as divisions of Siskin.
Summary purchase price allocations for 2007 acquisitions
     The total cost of the acquisitions of Clayton Metals, Crest, Industrial Metals, Encore Group and Metalweb of approximately $281,443,000 was funded with borrowings on the Company’s syndicated credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $81,849,000. The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Cash consideration, including direct acquisition costs	$274,730
Debt issued	6,713

Total purchase price	$281,443

Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$4,773
Accounts Receivable	82,373
Inventory	130,814
Property, plant and equipment	27,685
Goodwill	91,720
Intangible assets subject to amortization	63,690
Intangible assets not subject to amortization	47,218
Other current and long-term assets	5,485

Total assets acquired	453,758

Total liabilities assumed	(172,315)

Net assets acquired/Purchase price	$281,443

     The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of December 31, 2007 for Metalweb.
2006 Acquisitions
Acquisition of Yarde Metals, Inc.
     On August 1, 2006, the Company acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut for approximately $100,000,000 plus the assumption of approximately $101,000,000 of Yarde Metals’ outstanding debt, net of cash acquired. The Yarde Metals sellers were paid an additional amount in 2007 related to the Company’s election of Section 338(h)(10) treatment for income tax purposes, resulting in a goodwill addition of approximately $600,000 for the year ended December 31, 2007. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products. Yarde has additional metals service centers in Pelham, New Hampshire; East Hanover, New Jersey; Hauppauge, New York; High Point, North Carolina; Streetsboro, Ohio; and Limerick, Pennsylvania and a sales office in Ft. Lauderdale, Florida. Yarde Metals operates as a wholly-owned subsidiary of RSAC Management Corp.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
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
     The Company assumed an EMJ stock option plan and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise price and number of shares to reflect the difference in the value of the stock. The Company also assumed an obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to a phantom stock plan supplementing the EMJ Retirement Savings Plan. At December 31, 2007 the remaining obligation to contribute cash to this phantom plan supplementing the EMJ Retirement Savings Plan consisted of the cash equivalent of 157,756 shares of Reliance common stock. This obligation will be satisfied by future cash contributions as allowed under the Internal Revenue Code and ERISA requirements. EMJ now operates as a wholly-owned subsidiary of Reliance.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     The total cost of the acquisition, including cash and stock consideration, direct acquisition costs and the value of vested options assumed, and allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Cash consideration	$326,546
Value of common stock and vested stock options	360,453
Cash out of certain EMJ stock options	29,456
Direct acquisition costs	12,882

Total purchase price	$729,337

Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$46,091
Accounts receivable	191,203
Inventory	344,446
Property, plant and equipment	185,366
Goodwill	354,077
Intangible assets subject to amortization	93,800
Intangible assets not subject to amortization	187,900
Other current and long-term assets	65,177

Total assets acquired	1,468,060

Current and long-term debt	(274,745)
Deferred income taxes	(156,689)
Other current and long-term liabilities	(307,289)

Total liabilities assumed	(738,723)

Net assets acquired/Purchase price	$729,337

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
Acquisition of Everest Metals (Suzhou) Co., Ltd.
     Also in March 2006, Reliance Pan Pacific completed its purchase of Everest Metals, a metals service center company based near Shanghai, China. Reliance Pan Pacific is a joint venture company formed in October 2005 that is 70% owned by Reliance and 30% owned by MNPL, a Singapore based company. MNPL sold its 100% interest in Everest Metals to Reliance Pan Pacific on March 1, 2006. Everest Metals was formed in 2001 and began processing and distributing primarily aluminum products to the electronics industry in 2002.
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
December 31, 2007
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
     Chapel Steel was a privately held metals service center company founded in 1972 that processes and distributes carbon and alloy steel plate products from five facilities in Pottstown (Philadelphia), Pennsylvania; Bourbonnais (Chicago), Illinois; Houston, Texas; Birmingham, Alabama; and Portland, Oregon. Chapel Steel also warehouses and distributes its products in Cincinnati, Ohio and Hamilton, Ontario, Canada. Chapel Steel operates as a wholly-owned subsidiary of RSAC Management Corp.
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

Summary purchase price allocation information for all acquisitions
     All of the acquisitions discussed in this note have been accounted for under the purchase method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price as of December 31, 2007 or 2006, as applicable.
     As part of the purchase price allocations of the 2007, 2006, and 2005 acquisitions, $47,218,000, $210,800,000 and $19,000,000, respectively, were allocated to the trade names acquired, none of which is subject to amortization. The Company determined that the trade name acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for 2007, 2006, and 2005 acquisitions of $62,038,000, $89,300,000 and $10,600,000, respectively, with weighted average lives of 23.6, 25.1 and 8.5 years, respectively. The goodwill amounts from all of the acquisitions are expected to be deducted for tax purposes in future years with the exception of the Crest and EMJ goodwill amounts.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Pro forma financial information
     The following unaudited pro forma summary financial results present the consolidated results of operations as if our 2007 and 2006 acquisitions had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, and a provision for income taxes for companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2007 or January 1, 2006, or of any potential results which may occur in the future.

	Year Ended December, 31
	2007	2006
	(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$7,378,044	$7,089,813
Net income	$411,158	$395,896
Earnings per share — diluted	$5.41	$5.22
Earnings per share — basic	$5.44	$5.25
4. Inventories
     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2007 and 2006, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $278,609,000 and $234,853,000, respectively. Inventories of $174,189,000 and $111,865,000 at December 31, 2007 and 2006, respectively, were stated on the FIFO method, which is not in excess of market.
5. Goodwill
     The changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2007 are as follows:

(in thousands)
Balance as of January 1, 2005	$341,780
Acquisition	42,950

Balance as of December 31, 2005	384,730
Acquisitions	399,247
Adjustment related to tax distributions for a prior acquisition	894

Balance as of December 31, 2006	784,871
Acquisitions	91,720
Adjustments related to tax distributions and other	3,370
Effect of foreign currency translation	6,191

Balance as of December 31, 2007	$886,152

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
6. Intangible Assets, net
     At December 31, 2007 and 2006, intangible assets, net, consisted of the following:

	December 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,803	$(6,175)	$6,353	$(6,005)
Loan fees	16,147	(6,808)	15,001	(5,237)
Customer list/relationships	176,124	(18,967)	107,200	(9,749)
Software – internal use	8,100	(1,417)	8,100	(607)
Other	1,748	(657)	421	(382)

	208,922	(34,024)	137,075	(21,980)

Intangible assets not subject to amortization:
Trade names	289,393	—	239,100	—

	$498,315	$(34,024)	$376,175	$(21,980)

     Amortization expense for intangible assets amounted to approximately $12,007,000, $6,859,000 and $4,125,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2008	$12,520
2009	11,804
2010	11,659
2011	11,243
2012	10,262
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
     Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend rates for most of the policies held by EMJ are fixed at 11.26%. Income earned under the policies held by EMJ totaled $27,954,000 during the year ended December 31, 2007 and $20,346,000 during the period from April 3, 2006 through December 31, 2006, and is recorded in the “Other income, net” caption in the accompanying statements of income.
     Prior to 2007, EMJ had borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on loans against those policies, for repurchases of shares, and to fund working capital needs. No additional borrowings against the cash surrender values of the policies were made during 2007. The annual payment of accrued interest on the outstanding loans was financed by cash flows from operations. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of December 31, 2007 and 2006, loans and accrued interest outstanding on EMJ’s life insurance policies were approximately $251,218,000 and $251,841,000 respectively. Also, at the end of each period, approximately $34,800,000 and $8,700,000 were available for future borrowings. Interest expense on borrowings on cash surrender values made by EMJ totaled $28,956,000 during the year ended December 31, 2007 and $20,230,000 from April 3, 2006 through December 31, 2006, and is included in the “Other income, net” caption in the accompanying statements of income.
     The cash surrender value of all life insurance policies held by the Company, net of loans and related accrued interest, were $73,953,000 and $41,190,000 as of December 31, 2007 and 2006, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
8. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
	(in thousands)
Revolving line of credit ($1,100,000,000 limit) due November 9, 2011, interest at variable rates (based on LIBOR plus 0.55% or the bank’s prime rate as of December 31, 2007 and December 31, 2006), weighted average rate of 5.46% and 5.93% at December 31, 2007 and 2006, respectively	$185,000	$203,000
Senior unsecured notes due January 2, 2009, weighted average fixed interest rate of 7.37% and 7.33% at December 31, 2007 and 2006, respectively	10,000	30,000
Senior unsecured notes due January 2, 2008, fixed interest rate of 7.08% at December 31, 2007 and 2006	30,000	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010, weighted average fixed interest rate of 6.66% at December 31, 2007 and 2006	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013, weighted average fixed interest rate of 5.14% at December 31, 2007 and 2006	135,000	135,000
Senior unsecured notes due November 15, 2016, fixed interest rate of 6.20%, comprised of $350,000,000 of principal balance net of $860,000 and $957,000 of unamortized debt discount at December 31, 2007 and 2006, respectively	349,140	349,043
Senior unsecured notes due November 15, 2036, fixed interest rate of 6.85%, comprised of $250,000,000 of principal balance net of $1,360,000 and $1,407,000 of unamortized debt discount at December 31, 2007 and 2006, respectively	248,640	248,593
Senior unsecured notes due June 1, 2012, fixed rate of 9.75%, comprised of $150,000 and $250,000 of principal balance and $9,000 and $19,000 of unamortized debt premium at December 31, 2007 and 2006, respectively	159	269
Variable Rate Demand Industrial Development Revenue Bonds, Series 1989 A, due July 1, 2014, with interest payable quarterly; variable interest rate of 3.43% and 3.80% at December 31, 2007 and 2006, respectively	1,850	2,050
Variable Rate Demand Revenue Bonds, Series 1999, due March 1, 2009, with interest payable quarterly; variable interest rate of 3.62% and 4.11% at December 31, 2007 and 2006, respectively	900	1,225
Industrial Development Revenue Bonds, payable in annual installments of $715,000 on December 1st of each year, fixed interest rate of 5.25%	1,440	2,155
Revolving line of credit ($4,000,000 limit) for operations in China, weighted average interest rate of 6.01% and 6.00% (based on LIBOR plus 1.00%) at December 31, 2007 and 2006, respectively	1,641	1,017
Short-term notes issued in connection with acquisition of a metals service center in 2007, due April 2, 2008, fixed interest rate of 4.00% at December 31, 2007	6,548	—
Revolving line of credit for operations in England (GBP£4,250,000 or $8,490,000 limit at December 31, 2007), due February 2009, weighted average interest rate of 6.71% at December 31, 2007	7,262	—

Total	1,080,580	1,105,352
Less amounts due within one year	(71,815)	(22,257)

Total long-term debt	$1,008,765	$1,083,095

     On November 9, 2006, the Company amended and restated its syndicated credit agreement to allow for increased borrowings of up to $1,100,000,000. This five-year, unsecured syndicated credit facility, which replaced the $700,000,000 and $100,000,000 existing bank credit lines, has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval.
     The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CDN$35,000,000. There were no borrowings outstanding on these credit facilities at December 31, 2007 or December 31, 2006.
     At December 31, 2007, the Company had $37,831,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $87,169,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at December 31, 2007.
     On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000,000 of unsecured debt securities which are guaranteed by all of the direct and indirect, wholly-owned domestic subsidiaries of the Company and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of Reliance’s foreign subsidiaries or its non-wholly-owned domestic subsidiaries is a guarantor. See Note

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
15, Condensed Consolidating Financial Statements, for information regarding guarantor and non-guarantor subsidiary condensed financial information. The total debt issued was comprised of two tranches, (a) $350,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. Reliance, at its option, may redeem all or part of the notes of either series at any time prior to their maturity by paying a redemption price equal to the greater of 100% of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments (as defined in the Indenture), plus, in each case, accrued and unpaid interest thereon to, but not including, the redemption date. The proceeds from the notes in 2006 were used to pay down outstanding borrowings on the $1,100,000,000 credit facility. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission.
     The Company also has $278,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 6.0% and have a weighted average remaining life of 3.1 years, maturing from 2008 to 2013.
     The $1,100,000,000 syndicated credit agreement and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things.
     The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter (in thousands):

2008	$71,816
2009	11,425
2010	78,250
2011	245,250
2012	450
Thereafter	675,600

$1,082,791

9. Income Taxes
     On January 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had approximately $5,026,000 of unrecognized tax benefits and $770,000 of accrued interest and penalties related to uncertain tax positions. At December 31, 2007, the Company had approximately $3,795,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized. Accrued interest and penalties related to uncertain tax positions were approximately $1,660,000 at December 31, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which amounted to approximately $890,000 during 2007.
     Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. Except for various pre-acquisition periods of newly acquired subsidiaries, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2002.
     The Internal Revenue Service (“IRS”) is currently examining the Company’s 2002 through 2004 federal income tax returns. The IRS has issued significant proposed adjustments related to certain of the Company’s inventory costing and LIFO methods. The IRS has also issued a proposed adjustment for a pre-acquisition refund claim filed by one of the Company’s subsidiaries. The Company has not accepted any of the IRS proposed adjustments and is currently contesting them through the IRS administrative proceedings. The Company is also under audit by various foreign jurisdictions but does not anticipate any material adjustments from these examinations. Certain of the current proposed adjustments are merely a timing impact or relate to pre-acquisition contingencies and therefore would not have an effect on the Company’s effective tax rate. The Company does not anticipate that the proposed IRS adjustments, when resolved, would result in a material charge to its results of operations or financial condition.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     Reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$5,026
Increases in tax positions for prior years	14
Decreases in tax positions for prior years	(1,301)
Increases in tax positions for current years	479
Settlements	(341)
Lapse in statute of limitations	(82)

Gross unrecognized tax benefits at December 31, 2007	$3,795

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
     As of December 31, 2007, the Company had available state net operating loss carryforwards (“NOL’s”) of $526,000 to offset future income taxes, expiring in years 2008 through 2026. Additionally, as of December 31, 2007, the Company had $28,835,000 of minimum tax credits and $248,000 of other miscellaneous tax credits. The minimum tax credits were from the acquisition of EMJ and are subject to an annual limitation amount. The ultimate realization of the federal and state benefits of the credit carryforwards are dependent on future profitable operations. The Company believes that it will be able to realize its NOL’s and credits within their respective carryforward periods.
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$41,122	$34,859
Inventory costs capitalized for tax purposes	11,121	10,896
Bad debt	5,345	5,643
Tax credits	29,083	32,415
Net operating loss carryforwards	342	7,910
Other	14,592	9,701

Total deferred tax assets	101,605	101,424

Deferred tax liabilities:
Tax over book depreciation	(91,635)	(82,451)
Goodwill and other intangible assets	(160,881)	(142,017)
LIFO inventory	(69,687)	(81,967)
Other	(2,719)	(323)

Total deferred tax liabilities	(324,922)	(306,758)

Net deferred tax liabilities	$(223,317)	$(205,334)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$194,225	$166,577	$108,612
State	32,966	23,013	16,156
Foreign	7,014	3,397	820

	234,205	192,987	125,588
Deferred:
Federal	8,917	16,654	1,935
State	1,113	6,660	(671)
Foreign	2,203	324	923

	12,233	23,638	2,187

	$246,438	$216,625	$127,775

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2007	2006	2005
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.4	3.9	3.2
Other	(0.7)	(1.0)	0.1

Effective tax rate	37.7%	37.9%	38.3%

     At December 31, 2007, unremitted earnings of subsidiaries outside of the United States were approximately $55,137,000, on which no United States taxes had been provided. The Company’s current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings. Valex Korea qualifies for a tax holiday in Korea which consists of a seven-year full exemption from corporate income tax followed by a 50% exemption for the succeeding three years. The exemption is limited to the amount of the Company’s initial investment in Valex Korea. The tax holiday began the first year the subsidiary generated taxable income after utilization of any carryforward losses, which was in 2003. The dollar effect of the tax savings from the tax holiday were $494,000, or $0.01 per diluted share in 2007, $552,000, or $0.01 per diluted share in 2006, and $973,000, or $0.01 per diluted share in 2005.
     The American Jobs Creation Act of 2004 (the “Jobs Act”) introduced a number of changes to the income tax laws which may affect the Company in future years. A special one-time tax deduction was created relating to the repatriation of certain foreign earnings to the United States, provided certain conditions are met. The Company did not repatriate any earnings that were subject to this deduction. The Jobs Act also provides for a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Although the Company has not taken any deductions for qualified domestic production activities, the Company will continue to evaluate what, if any, benefits may result from this deduction in future years.
10. Stock Option Plans
     In 1994, the Board of Directors of the Company adopted an Incentive and Non-Qualified Stock Option Plan (“the 1994 Plan”). The 1994 Plan expired by its terms on December 31, 2003. There are 359,875 options granted and outstanding under the 1994 Plan as of December 31, 2007. The 1994 Plan provided for granting of stock options that were either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the “Code”) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options were required to be granted at an option price per share not less than the fair market value of common stock on the date of grant. Stock options could not be granted longer than 10 years from the date of the 1994 Plan. All options granted had five-year terms and vested at the rate of 25% per year, commencing one year from the date of grant.
     In May 2004, the Board of Directors of the Company (the “Board”) adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserved 6,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. On May 17, 2006 the 2004 Plan was amended to

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
allow the Board to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 6,000,000 shares to 10,000,000 shares, and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. There are 9,520,750 shares available for issuance with 2,473,250 options granted and outstanding under the 2004 Plan as of December 31, 2007. The 2004 Plan, as amended, provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options cannot be granted longer than 10 years from the date of the plan. All options granted as of December 31, 2007 have five-year terms with the exception of March 2007 grants which have seven-year terms, and all vest at the rate of 25% per year, commencing one year from the date of grant.
     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. In February 1999, the Directors Plan was amended to allow the Board authority to grant additional options to acquire the Company’s common stock to non-employee directors. In May 2004 the Directors Plan was amended so that any unexpired stock options granted under the Directors Plan to a non-employee director that retires from the Board of Directors at or after the age of 75 become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. In May 2005, after approval of the Company’s shareholders, the Directors Plan was further amended and restated providing that options to acquire 6,000 shares of Common Stock would be automatically granted to each non-employee director each year and would become 100% exercisable after one year. Once exercisable, the options would remain exercisable until that date which is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 374,000 shares reserved as of May 2005 to 500,000 shares. Options under the Directors Plan are non-qualified stock options, with an exercise price at least equal to fair market value at the date of grant. All options granted prior to May 2005 expire five years from the date of grant. None of these stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. In each of the following four years, 25% of the options become exercisable on a cumulative basis. As of December 31, 2007, there were 434,000 shares available for issuance with 159,000 options granted and outstanding under the Directors Plan.
     In connection with the EMJ acquisition, the Company assumed the EMJ incentive stock option plan (“EMJ Plan”) and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. The exchange of the options was accounted for similar to a modification in accordance with SFAS 123(R). The value of the vested options assumed was included as part of the EMJ purchase price and the value of the unvested options is being recognized to expense over the remaining vesting periods of the respective options. Options granted under the EMJ plan have ten-year terms and vest at the rate of 25% per year. As of December 31, 2007, there were 160,130 options granted and outstanding under the EMJ Plan.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     Stock option activity under all the plans is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate Intrinsic
		Average	Term	Value
Stock Options	Shares	Exercise Price	(In years)	(In thousands)
Outstanding at January 1, 2005	2,052,900	$12.56
Granted	2,021,000	$24.46
Exercised	(866,900)	$12.47
Expired or forfeited	(48,000)	$12.47

Outstanding at December 31, 2005	3,159,000	$20.20
Granted	42,000	$43.34
Assumed in acquisition	287,886	$25.13
Exercised	(438,290)	$16.23
Expired or forfeited	(43,184)	$22.36

Outstanding at December 31, 2006	3,007,412	$21.54
Granted	1,068,500	$45.51
Exercised	(872,001)	$18.90
Expired or forfeited	(51,656)	$29.57

Outstanding at December 31, 2007	3,152,255	$30.27	4.1	$75,446,000

Exercisable at December 31, 2007	1,016,021	$20.53	2.7	$34,206,000

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Weighted average assumptions used:
Risk free interest rate	4.5%	4.75%	4.25%
Expected life in years	4.8	5.8	4.0
Expected volatility	.40	.38	.27
Expected dividend yield	.71%	.46%	.80%
     The total intrinsic value of all options exercised during the years ended December 31, 2007, 2006, and 2005 were $28,069,000, $9,594,000 and $9,110,000, respectively.
     A summary of the status of the Company’s non-vested stock options as of December 31, 2007 and changes during the year then ended is as follows:

		Weighted
		Average Grant
Non-vested Options	Shares	Date Fair Value
Non-vested at December 31, 2006	2,055,084	$8.05
Granted	1,068,500	$17.43
Forfeited or expired	(51,656)	$12.25
Vested	(935,694)	$7.12

Non-vested at December 31, 2007	2,136,234	$13.05

     As of December 31, 2007, there was approximately $21,800,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 1.8 years.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     Proceeds from option exercises under all stock option plans for the years ended December 31, 2007, 2006 and 2005 were $16,483,000, $7,115,000, and $10,811,000, respectively. The tax benefit realized from option exercises during the years ended December 31, 2007, 2006 and 2005 were $10,708,000, $3,555,000, and $3,476,000, respectively.
     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2007:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Average Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price of Options
Exercise Price	December 31, 2007	In Years	Exercise Price	December 31, 2007	Exercisable
$8–$13	374,875	0.8	$12.38	374,875	$12.38
$15–$19	60,000	4.4	$17.24	48,750	$17.51
$24–$28	1,620,380	3.3	$24.62	550,396	$24.61
$43–$45	1,055,000	6.3	$44.80	42,000	$43.34
$61–$62	42,000	9.3	$61.33	—	$—

$8–$62	3,152,255	4.1	$30.27	1,016,021	$20.53

11. Employee Benefits
Employee Stock Ownership Plan
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
Defined Contribution Plans
     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2007. The EMJ defined contribution plan is expected to be combined into the Master Plan during 2008.
Supplemental Executive Retirement Plans
     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. Separate SERP plans exist for certain wholly-owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the subsidiary plans have been frozen to include only existing participants. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with values of $13,229,000 and $12,556,000 at December 31, 2007 and 2006, respectively.
Defined Benefit Plans
     The Company, through certain of its subsidiaries maintains defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     The Company uses a December 31 measurement date for its plans. The following is a summary of the status of the funding of the SERP and Defined Benefit Plans:

	SERP		Defined Benefit Plan
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$20,072	$15,839	$28,080	$9,789
Assumed in acquisition	—	665	—	20,573
Service cost	964	568	795	721
Interest cost	1,568	1,125	1,586	1,227
Actuarial losses	6,473	2,632	547	632
Change in assumptions	(15)	—	(2,467)	—
Benefits paid	(767)	(757)	(747)	(4,132)
Plan Amendments	—	—	121	—
Curtailments or settlements	—	—	(1,031)	(1,275)
Discount rate changes	—	—	—	545

Benefit obligation at end of year	$28,295	$20,072	$26,884	$28,080

Change in plan assets
Fair value of plan assets	N/A	N/A	$21,539	$7,636
Acquired in acquisition	N/A	N/A	—	13,659
Actual return on plan assets	N/A	N/A	2,447	2,125
Employer contributions	N/A	N/A	3,460	2,250
Benefits paid	N/A	N/A	(2,000)	(4,132)

Fair value of plan assets at end of year	N/A	N/A	$25,446	$21,538

Funded status

Unfunded status of the plans	$(28,295)	$(20,072)	$(1,438)	$(6,542)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses/(gain)	10,621	5,415	(1,790)	610
Unamortized prior service cost	196	391	—	62

	$10,817	$5,806	$(1,790)	$672

     As of December 31, 2007 and 2006, the following amounts were recognized in the balance sheet:

	SERP		Defined Benefit Plan
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(735)	$(751)	$—	$—
Accrued benefit liability (long-term)	(27,558)	(19,321)	(2,155)	(6,714)
Prepaid benefit cost	—	—	717	172
Accumulated other comprehensive loss/(gain)	10,817	5,806	(1,790)	672

Net amount recognized	$(17,476)	$(14,266)	$(3,228)	$(5,870)

     The accumulated benefit obligation for all SERP plans was $16,260,000 and $13,217,000 at December 31, 2007 and 2006, respectively.
     The accumulated benefit obligation for all defined benefit pension plans was $26,884,000 and $28,080,000 at December 31, 2007 and 2006, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

	Year Ended December 31,
	2007	2006
	(in thousands)
Information for defined benefit plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$22,093	$22,568
Projected benefit obligation	22,093	22,568
Fair value of plan assets	19,938	15,737
     Following are the details of net periodic benefit cost related to the SERP and Defined Benefit Plans:

	SERP			Defined Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
Service cost	$964	$568	$414	$795	$721	$371
Interest cost	1,568	1,125	863	1,586	1,227	491
Expected return on plan assets	—	—	—	(1,813)	(1,294)	(545)
Curtailment/settlement expense recognized	—	—	—	221	665	—
Prior service cost recognized	196	196	196	16	2	(5)
Amortization of net loss	1,251	496	159	14	41	55

	$3,979	$2,385	$1,632	$819	$1,362	$367

     Assumptions used to determine net periodic benefit cost for the year ended December 31 are detailed below:

	SERP			Defined Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
Weighted average assumptions to determine net cost
Discount rate	5.5% – 6.0%	5.5% – 6.0%	6.0%	5.5% – 6.0%	5.2% – 6.0%	5.3% – 6.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	7.5% – 8.5%	7.5% – 8.5%	7.5% – 8.5%
Rate of compensation increase	3.0% – 6.0%	3.0% – 6.0%	3.0% – 6.0%	N/A	N/A	4.0%
     Assumptions used to determine the benefit obligation at December 31 are detailed below:

	SERP		Defined Benefit Plan
	2007	2006	2007	2006
Weighted average assumptions to determine benefit obligations
Discount rate	6.0% – 6.25%	5.5% – 6.0%	6.0% – 6.25%	5.5% – 6.0%
Expected long-term rate of return on plan assets	N/A	N/A	7.5% – 8.5%	7.5% – 8.5%
Rate of compensation increase	3.0% – 6.0%	3.0% – 6.0%	N/A	N/A
     The weighted-average asset allocations of the Company’s defined benefit plans at December 31, 2007 and 2006, by asset category, are as follows:

	2007	2006
Plan Assets
Equity securities	67%	63%
Debt securities	30	32
Other	3	5

Total	100%	100%

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
Employer contributions to the SERP and defined benefit plans during 2008 are expected to be $868,000 and $2,600,000, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Postretirement Medical Plan
     In addition to the Company’s defined benefit pension plans, the Company’s wholly-owned subsidiary EMJ sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over the expected service period of the participants.
     Components of the net periodic pension expense associated with the Postretirement Plan during the years ended December 31, 2007 and 2006, are as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Service cost	$764	$349
Interest cost	610	301
Amortization of net loss	201	—

	$1,575	$650

     The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,188	$—
Assumed in acquisition	—	6,548
Service cost	764	349
Interest cost	610	301
Benefit payments	(177)	(86)
Actuarial loss	2,102	1,076

Benefit obligation at end of year	$11,487	$8,188

Unfunded Status	$(11,487)	$(8,188)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$2,977	$1,076

Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(386)	$(85)
Accrued benefit liability (long-term)	(11,101)	(8,103)
Accumulated other comprehensive loss	2,977	1,076

Weighted average assumptions to determine net cost
Discount rate	5.5%	5.5%
Health care cost trend rate	11.0%	9.0%

Weighted average assumptions as of December 31
Discount rate	6.25%	5.5%
Health care cost trend rate	10.0%	9.0%
Measurement date for assets and liabilities	2012	2010

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
     The health care cost trend rate of 11.0% used in the calculation of net benefit cost of the Postretirement Plan for the year ended December 31, 2007 is assumed to decrease 1.0% per year to 6.0% for 2012. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	2007		2006
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in thousands)		(in thousands)
Effect on total service and interest cost components	$217	$(133)	$99	$(84)
Effect on postretirement benefit obligation	1,452	(904)	993	(855)
     The following is a summary of benefit payments under the Company’s various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined	Post Retirement
	SERP Plans	Benefit Plans	Medical Plan
		(in thousands)
2008	$868	$998	$397
2009	1,187	1,147	404
2010	1,343	1,312	505
2011	1,252	1,347	614
2012	1,152	1,630	684
2013 – 2017	11,555	11,314	4,306
     The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

		Defined	Post Retirement
	SERP Plans	Benefit Plans	Medical Plan
		(in thousands)
Actuarial loss	$1,087	$6	$122
Prior service cost	196	—	—

Total	$1,283	$6	$122

Supplemental Bonus Plan
     In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. At December 31, 2007, the remaining obligation to contribute cash to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 157,756 shares of Reliance common stock. This obligation will be satisfied by future cash contributions as allowed under the Internal Revenue Code and ERISA requirements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Contributions to Company Sponsored Retirement Plans
     The Company’s expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2007	2006	2005
		(in thousands)
Master Plan	$8,970	$8,116	$7,035
Other Defined Contribution Plans	10,020	7,987	3,926
Employee Stock Ownership Plan	1,100	1,000	1,000
Supplemental Executive Retirement Plans	3,979	2,385	1,632
Defined Benefit Plans	819	1,362	367
Post-Retirement Medical Plan	1,575	650	—

	$26,463	$21,500	$13,960

12. Shareholders’ Equity
Common Stock
     The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company paid regular quarterly cash dividends on its common stock in 2007. The Company’s Board of Directors increased the quarterly dividend to $.08 per share of common stock in February 2007 from $.06 per share. Subsequently in February 2008 the Board of Directors increased the quarterly dividend again from $.08 per share of common stock to $.10 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders.
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
     Additionally, during the year ended December 31, 2007, the Company issued 872,001 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $16,483,000. Also, 6,244 shares of common stock valued at approximately $281,000 were issued to division managers of the Company in March 2007 under the Key Man Incentive Plan for 2006.
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
     During 2007 the Company repurchased 1,673,467 shares of its common stock at an average cost of $49.10 per share. This was the first time that the Company had repurchased its stock since 2000. Since initiating the Stock Repurchase Plan in 1994, the Company has repurchased 12,750,017 shares at an average cost of $12.93 per share. Repurchased shares are redeemed and treated as authorized but unissued shares. As of December 31, 2007 the Company had authorization to purchase an additional 10,326,533 shares under the Repurchase Plan. Also, in early January 2008, the Company repurchased an additional 2,443,500 shares of its stock at an average cost of $46.97 per share.
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
December 31, 2007
Accumulated Other Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive income (loss) included the following:

	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$27,402	$2,721
Unrealized gain on investments	191	245
Minimum pension liability	(7,348)	(4,597)

	$20,245	$(1,631)

     Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized gain on investments and minimum pension liability are net of deferred income taxes of ($118,000) and $4,533,000, respectively, as of December 31, 2007 and ($151,000) and $2,836,000, respectively, as of December 31, 2006.
13. Commitments and Contingencies
Lease Commitments
     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2026. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2007 (in thousands):

	Operating	Capital
	Leases	Leases
2008	$48,464	$847
2009	41,017	823
2010	35,146	814
2011	29,460	805
2012	22,290	803
Thereafter	92,078	1,855

	$268,455	$5,947

Less, interest		(811)

Capital lease obligations		5,136
Less, current portion		(641)

Long-term capital lease obligations		$4,495

     Total rental expense amounted to $61,142,000, $43,096,000, and $22,145,000 for 2007, 2006 and 2005, respectively.
     Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $3,330,000, $1,706,000, and $3,766,000 for 2007, 2006 and 2005, respectively. These related party leases are for buildings related to certain of the companies we have acquired and expire in various years through 2021.
     Also, in connection with an acquisition, the Company acquired noncancelable capital leases related to three buildings with terms expiring in various years through 2016. At December 31, 2007, total obligations under these capital leases were $4,956,000. The carrying value and accumulated depreciation of those leases at December 31, 2007 were $8,100,000 and $2,046,000, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Collective Bargaining Agreements
     At December 31, 2007, approximately 12% of the Company’s total employees were covered by collective bargaining agreements, which expire at various times over the next six years. Approximately 3% of the Company’s employees were covered by collective bargaining agreements that expire during 2008.
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
     At the time of our acquisition of EMJ on April 3, 2006, EMJ was involved in the investigation and remediation of environmental issues at two sites. Annual costs associated with these activities are not material and the Company does not anticipate significant additional expenditures related to these matters.
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
December 31, 2007
14. Earnings Per Share
     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net income	$407,955	$354,507	$205,437

Denominator:
Denominator for basic earnings per share — Weighted average shares	75,623	73,134	65,870

Effect of dilutive securities:
Stock options	442	466	325

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	76,065	73,600	66,195

Earnings per share from continuing operations — diluted	$5.36	$4.82	$3.10

Earnings per share from continuing operations — basic	$5.39	$4.85	$3.12

     The computations of earnings per share for the years ended December 31, 2007, 2006 and 2005 do not include 1,055,000, 42,000, and 1,985,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
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
Condensed Consolidating Balance Sheet
As of December 31, 2007
(in thousands)

			Non-
		Guarantor	Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$2,379	$56,517	$18,127	$—	$77,023
Accounts receivable, less allowance for doubtful accounts	76,015	557,042	58,405	—	691,462
Inventories	49,366	765,055	96,894	—	911,315
Intercompany receivables	381	3,993	616	(4,990)	—
Prepaid expenses and other current assets	(61)	45,399	(3,735)	—	41,603

Total current assets	128,080	1,428,006	170,307	(4,990)	1,721,403

Investments in subsidiaries	2,852,110	62,005	—	(2,914,115)	—
Property, plant and equipment, net	82,283	712,782	29,570	—	824,635
Goodwill	13,392	815,808	56,952	—	886,152
Intangible assets, net	5,991	398,832	59,468	—	464,291
Intercompany receivables	—	142,733	—	(142,733)	—
Other assets	55	85,017	1,924	—	86,996

Total assets	$3,081,911	$3,645,183	$318,221	$(3,061,838)	$3,983,477

Liabilities & Shareholders’ Equity
Accounts payable	$34,485	$275,044	$29,447	$(4,990)	$333,986
Accrued compensation and retirement costs	9,664	81,014	4,861	—	95,539
Other current liabilities	7,582	85,611	4,690	—	97,883
Current maturities of long-term debt	55,200	7,713	8,902	—	71,815
Current maturities of capital lease obligations	—	583	58	—	641

Total current liabilities	106,931	449,965	47,958	(4,990)	599,864

Long-term debt	822,431	186,334	—	—	1,008,765
Intercompany borrowings	84,689	—	58,044	(142,733)	—
Deferred taxes and other long-term liabilities	—	263,713	4,886	—	268,599

Total shareholders’ equity	2,067,860	2,745,171	207,333	(2,914,115)	2,106,249

Total liabilities and shareholders’ equity	$3,081,911	$3,645,183	$318,221	$(3,061,838)	$3,983,477

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Condensed Consolidating Statement of Income
For the year ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$913,752	$6,020,779	$380,062	$(58,914)	$7,255,679
Other income, net	357	53,073	9,280	(52,779)	9,931

	914,109	6,073,852	389,342	(111,693)	7,265,610

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	678,451	4,515,126	283,580	(58,996)	5,418,161
Warehouse, delivery, selling, general and administrative	170,640	821,633	66,544	(24,678)	1,034,139
Depreciation and amortization	8,075	67,634	4,164	—	79,873
Interest	61,720	41,772	3,237	(28,019)	78,710

	918,886	5,446,165	357,525	(111,693)	6,610,883

Income (loss) before minority interest, equity in earnings of subsidiaries and income taxes	(4,777)	627,687	31,817	—	654,727
Minority interest	—	—	(334)	—	(334)
Equity in earnings of subsidiaries	424,734	5,332	—	(430,066)	—

Income from continuing operations before income taxes	419,957	633,019	31,483	(430,066)	654,393
Provision for income taxes	12,002	224,470	9,966	—	246,438

Net income	$407,955	$408,549	$21,517	$(430,066)	$407,955

Condensed Consolidating Statement of Income
For the year ended December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$869,775	$4,706,273	$200,457	$(33,897)	$5,742,608
Other income, net	959	85,804	29	(81,024)	5,768

	870,734	4,792,077	200,486	(114,921)	5,748,376

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	636,252	3,476,215	152,898	(33,979)	4,231,386
Warehouse, delivery, selling, general and administrative	206,330	649,159	32,803	(66,906)	821,386
Depreciation and amortization	7,590	53,938	946	—	62,474
Interest	29,274	45,839	615	(14,036)	61,692

	879,446	4,225,151	187,262	(114,921)	5,176,938

Income (loss) before minority interest, equity in earnings of subsidiaries and income taxes	(8,712)	566,926	13,224	—	571,438
Minority interest	—	—	(306)	—	(306)
Equity in earnings of subsidiaries	390,645	4,745	—	(395,390)	—

Income from continuing operations before income taxes	381,933	571,671	12,918	(395,390)	571,132
Provision for income taxes	27,426	183,478	5,721	—	216,625

Net income	$354,507	$388,193	$7,197	$(395,390)	$354,507

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Condensed Consolidating Statement of Income
For the year ended December 31, 2005
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$736,804	$2,571,359	$77,385	$(18,497)	$3,367,051
Other income, net	435	59,323	(400)	(55,687)	3,671

	737,239	2,630,682	76,985	(74,184)	3,370,722

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	538,970	1,874,008	54,601	(18,579)	2,449,000
Warehouse, delivery, selling, general and administrative	174,931	369,209	13,803	(50,038)	507,905
Depreciation and amortization	6,924	39,159	548	—	46,631
Interest	26,513	3,922	354	(5,567)	25,222

	747,338	2,286,298	69,306	(74,184)	3,028,758

Income (loss) before minority interest, equity in earnings of subsidiaries and income taxes	(10,099)	344,384	7,679	—	341,964
Minority interest	—	(8,666)	(86)	—	(8,752)
Equity in earnings of subsidiaries	235,436	2,128	—	(237,564)	—

Income from continuing operations before income taxes	225,337	337,846	7,593	(237,564)	333,212
Provision for income taxes	19,900	105,652	2,223	—	127,775

Net income	$205,437	$232,194	$5,370	$(237,564)	$205,437

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2007
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$407,955	$408,549	$21,517	$(430,066)	$407,955
Equity in earnings of subsidiaries	(424,734)	(5,332)	—	430,066	—
Adjustments to reconcile net income to cash provided by operating activities	41,949	192,872	(3,812)	—	231,009

Cash provided by operating activities	25,170	596,089	17,705	—	638,964

Investing activities:
Purchases of property, plant and equipment	(8,809)	(111,930)	(3,388)	—	(124,127)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(109,912)	(160,045)	—	—	(269,957)
Net borrowings from subsidiaries	194,166	—	—	(194,166)	—
Other investing activities, net	(492)	(25,315)	83	—	(25,724)

Cash provided by (used in) investing activities	74,953	(297,290)	(3,305)	(194,166)	(419,808)

Financing activities:
Net repayments of long-term debt	(20,200)	(55,665)	(43,885)	—	(119,750)
Dividends paid	(24,207)	—	—	—	(24,207)
Intercompany borrowings (repayments)	—	(231,806)	37,640	194,166	—
Common stock repurchases	(82,168)	—	—	—	(82,168)
Other financing activities	26,275	—	—	—	26,275

Cash provided by (used in) financing activities	(100,300)	(287,471)	(6,245)	194,166	(199,850)
Effect of exchange rate changes on cash and cash equivalents	—	—	242	—	242

Increase (decrease) in cash and cash equivalents	(177)	11,328	8,397	—	19,548
Cash and cash equivalents at beginning of period	2,556	45,189	9,730	—	57,475

Cash and cash equivalents at end of period	$2,379	$56,517	$18,127	$—	$77,023

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2006
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$354,507	$388,191	$7,199	$(395,390)	$354,507
Equity in earnings of subsidiaries	(390,645)	(4,745)	—	395,390	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(73,797)	(97,979)	8,233	—	(163,543)

Cash provided by (used in) operating activities	(109,935)	285,467	15,432	—	190,964

Investing activities:
Purchases of property, plant and equipment	(19,222)	(86,229)	(3,291)	—	(108,742)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(318,609)	(223,995)	—	—	(542,604)
Net advances to subsidiaries	(92,636)	—	—	92,636	—
Other investing activities, net	(58)	892	78	—	912

Cash used in investing activities	(430,525)	(309,332)	(3,213)	92,636	(650,434)

Financing activities:
Net borrowings (repayments) of long-term debt	548,412	(65,769)	1,017	—	483,660
Dividends paid	(16,145)	—	—	—	(16,145)
Intercompany borrowings (repayments)	—	103,526	(10,890)	(92,636)	—
Other financing activities	9,493	4,748	—	—	14,241

Cash provided by (used in) financing activities	541,760	42,505	(9,873)	(92,636)	481,756
Effect of exchange rate changes on cash and cash equivalents	—	—	167	—	167

Increase in cash and cash equivalents	1,300	18,640	2,513	—	22,453
Cash and cash equivalents at beginning of period	1,256	26,549	7,217	—	35,022

Cash and cash equivalents at end of period	$2,556	$45,189	$9,730	$—	$57,475

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2005
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$205,437	$232,198	$5,368	$(237,566)	$205,437
Equity in earnings of subsidiaries	(235,438)	(2,128)	—	237,566	—
Adjustments to reconcile net income to cash provided by operating activities	137,231	(70,210)	(239)	—	66,782

Cash provided by operating activities	107,230	159,860	5,129	—	272,219

Investing activities:
Purchases of property, plant and equipment	(6,229)	(45,058)	(2,453)	—	(53,740)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(94,377)	—	—	—	(94,377)
Net repayments of loans from subsidiaries	45,219	—	—	(45,219)	—
Other investing activities, net	1,485	—	—	—	1,485

Cash used in investing activities	(53,902)	(45,058)	(2,453)	(45,219)	(146,632)

Financing activities:
Net repayments of long-term debt	(46,200)	(47,311)	—	—	(93,511)
Dividends paid	(12,530)	—	—	—	(12,530)
Intercompany borrowings (repayments)	—	(48,629)	3,410	45,219	—
Other financing activities	3,898	—	—	—	3,898

Cash provided by (used in) financing activities	(54,832)	(95,940)	3,410	45,219	(102,143)
Effect of exchange rate changes on cash and cash equivalents	—	—	(81)	—	(81)

Increase (decrease) in cash and cash equivalents	(1,504)	18,862	6,005	—	23,363
Cash and cash equivalents at beginning of period	2,760	7,687	1,212	—	11,659

Cash and cash equivalents at end of period	$1,256	$26,549	$7,217	$—	$35,022

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
16. Subsequent Events
     Effective January 1, 2008, the Company sold certain assets, primarily accounts receivable, inventory and fixed assets, and the business of the Encore Coils division of Encore Group Limited. The Company retained the Encore Metals and Team Tube divisions. The Encore Coils division processed and distributed carbon steel flat-rolled products through four facilities located in Western Canada. The net sales of Encore Coils during the year ended December 31, 2007 were approximately $37,000,000. The Company retained one of the Encore Coils operations that is now performing toll processing services. Costs related to the sale and resulting loss from the sale were not material.
     During the month of January 2008, the Company repurchased 2,443,500 shares of its common stock at an average cost of $46.97 per share under the Stock Repurchase Plan. In February 2008 the Board of Directors increased the quarterly dividend from $.08 per share of common stock to $.10 per share.

RELIANCE STEEL & ALUMINUM CO.
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2007, 2006 and 2005:

	March 31,	June 30,	September 30,	December 31,
		(in thousands, except per share amounts)
2007:
Net sales	$1,841,890	$1,896,036	$1,812,092	$1,705,661
Cost of sales	$1,369,438	$1,398,539	$1,372,128	$1,278,056
Gross profit	$472,452	$497,497	$439,964	$427,605
Net income	$111,696	$122,784	$93,565	$79,910
Earnings per share from continuing operations — diluted	$1.46	$1.59	$1.22	$1.06
Earnings per share from continuing operations — basic	$1.47	$1.61	$1.24	$1.07
2006:
Net sales	$987,986	$1,559,222	$1,626,208	$1,569,192
Cost of sales	$717,801	$1,139,349	$1,194,139	$1,180,097
Gross profit	$270,185	$419,873	$432,069	$389,095
Net income	$71,855	$100,505	$107,505	$74,642
Earnings per share from continuing operations — diluted	$1.07	$1.32	$1.41	$.98
Earnings per share from continuing operations — basic	$1.08	$1.34	$1.42	$.99
2005:
Net sales	$811,907	$816,342	$870,124	$868,678
Cost of sales	$595,971	$594,107	$641,396	$617,526
Gross profit	$215,936	$222,235	$228,728	$251,152
Net income	$46,363	$49,049	$49,437	$60,588
Earnings per share from continuing operations — diluted	$.70	$.74	$.75	$.91
Earnings per share from continuing operations — basic	$.71	$.75	$.75	$.92
     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
Year Ended December 31, 2005 Allowance for doubtful accounts	$8,699	$5,173	$556	(1)	$3,917	(2)	$10,511
Year Ended December 31, 2006 Allowance for doubtful accounts	$10,511	$5,733	$5,025	(1)	$4,514	(2)	$16,755
Year Ended December 31, 2007 Allowance for doubtful accounts	$16,755	$3,918	$1,338	(1)	$5,858	(2)	$16,153

(1)	Additions from acquisitions charged to goodwill.

(2)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     As previously reported, on January 23, 2008, the Audit Committee of Reliance’s Board of Directors determined to replace Ernst & Young LLP (Ernst & Young) with KPMG LLP (KPMG) as the independent registered accountant for Reliance for the year ending December 31, 2008. Ernst & Young continued as Reliance’s independent registered accountant for the audit of the consolidated financial statements as of and for the year ended December 31, 2007 and until the filing date of this Form 10-K.
     Ernst & Young’s reports on Reliance’s consolidated financial statements as of December 31, 2007 and 2006 and for each of the two fiscal years in the period ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2007 and 2006 and through the filing date of this Form 10-K, there have been no disagreements between Reliance and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, have occurred during the years ended December 31, 2007 or 2006 or through the filing date of this Form 10-K.
     Reliance has requested Ernst & Young to furnish Reliance with a letter addressed to the SEC stating whether Ernst & Young agrees with the above statements. A copy of Ernst & Young’s letter is attached as Exhibit 16 to this Form 10-K.
     During the fiscal years ended December 31, 2007 and 2006 and thereafter through the date of the filing of this Form 10-K, neither Reliance nor anyone acting on its behalf consulted KPMG regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Reliance’s consolidated financial statements, or (2) any matter that was either the subject of a disagreement with Ernst & Young on accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007 at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9A(T). Controls and Procedures
     Not applicable.
Item 9B. Other Information.
     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.
     We have audited Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Reliance Steel & Aluminum Co. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 28, 2008

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the annual meeting of shareholders to be held on May 21, 2008 are incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services.
     The narrative information included under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) The following documents are filed as part of this report:
          (1) Financial Statements (included in Item 8).
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Statements
Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2007, 2006 and 2005
          (2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
          All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.
          (3) Exhibits

Exhibit
Number	Description

2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)

4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)

4.03	Earle M. Jorgensen Retirement Savings Plan(11)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)

10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)

10.07	Credit Agreement dated June 13, 2005(7)

Exhibit
Number	Description

10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

10.09	Omnibus Amendment to Note Purchase Agreements(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)

10.12	Amended and Restated Credit Agreement dated November 9, 2006(12)

14.01	Registrant’s Code of Conduct(13)

16	Letter to the SEC from Independent Registered Public Accounting Firm Ernst & Young LLP

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

24	Power of Attorney(14)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 to Registrant’s Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2 and 4.3 to Registrant’s Form 8-K dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Form 10-K filed March 15, 2005.

(14)	Set forth on page 89 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 28th day of February 2008.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH	Chief Executive Officer	February 28, 2008

David H. Hannah	(Principal Executive Officer); Chairman of the Board; Director

/s/ GREGG J. MOLLINS	President and Chief Operating Officer;	February 28, 2008

Gregg J. Mollins	Director

/s/ KARLA R. LEWIS	Executive Vice President and Chief Financial Officer	February 28, 2008

Karla R. Lewis	(Principal Financial Officer; Principal Accounting Officer)

/s/ JOE D. CRIDER	Director	February 28, 2008

Joe D. Crider

/s/ THOMAS W. GIMBEL	Director	February 28, 2008

Thomas W. Gimbel

/s/ DOUGLAS M. HAYES	Director	February 28, 2008

Douglas M. Hayes

/s/ MARK V. KAMINSKI	Director	February 28, 2008

Mark V. Kaminski

/s/ FRANKLIN R. JOHNSON	Director	February 28, 2008

Franklin R. Johnson

/s/ ANDREW G. SHARKEY III	Director	February 28, 2008

Andrew G. Sharkey III

/s/ RICHARD J. SLATER	Director	February 28, 2008

Richard J. Slater

/s/ LESLIE A. WAITE	Director	February 28, 2008

Leslie A. Waite

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)

4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)

4.03	Earle M. Jorgensen Retirement Savings Plan(11)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)

10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)

10.07	Credit Agreement dated June 13, 2005(7)

10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

10.09	Omnibus Amendment to Note Purchase Agreements(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)

10.12	Amended and Restated Credit Agreement dated November 9, 2006(12)

14.01	Registrant’s Code of Conduct(13)

16	Letter to the SEC from Independent Registered Public Accounting Firm Ernst & Young LLP

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

24	Power of Attorney(14)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 to Registrant’s Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2 and 4.3 to Registrant’s Form 8-K dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Form 10-K filed March 15, 2005.

(14)	Set forth on page 89 of this report.