Form 10-Q
period 2008-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2008-05-12
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
     As of April 30, 2008, 72,913,036 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,730	$77,023
Accounts receivable, less allowance for doubtful accounts of $18,395 at March 31, 2008 and $16,153 at December 31, 2007	829,203	691,462
Inventories	948,280	911,315
Prepaid expenses and other current assets	22,202	24,028
Income taxes receivable	—	17,575

Total current assets	1,896,415	1,721,403
Property, plant and equipment, at cost:
Land	116,253	115,294
Buildings	426,997	417,677
Machinery and equipment	689,127	669,671
Accumulated depreciation	(393,747)	(378,007)

	838,630	824,635
Goodwill	882,958	886,152
Intangible assets, net	461,693	464,291
Cash surrender value of life insurance policies, net	73,617	73,953
Other assets	11,958	13,043

Total assets	$4,165,271	$3,983,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$464,341	$333,986
Accrued expenses	47,866	37,863
Accrued compensation and retirement costs	69,823	95,539
Accrued insurance costs	36,640	36,884
Income taxes payable	34,045	—
Deferred income taxes	23,141	23,136
Current maturities of long-term debt	51,476	71,815
Current maturities of capital lease obligations	625	641

Total current liabilities	727,957	599,864
Long-term debt	1,075,351	1,008,765
Capital lease obligations	4,345	4,495
Long-term retirement costs and other long-term liabilities	63,447	62,224
Deferred income taxes	199,240	200,181
Minority interest	1,763	1,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 72,663,498 at March 31, 2008 and 74,906,824 at December 31, 2007, stated capital	538,445	646,406
Retained earnings	1,542,216	1,439,598
Accumulated other comprehensive income	12,507	20,245

Total shareholders’ equity	2,093,168	2,106,249

Total liabilities and shareholders’ equity	$4,165,271	$3,983,477

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$1,908,170	$1,841,890
Other (expense) income, net	(387)	374

	1,907,783	1,842,264

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,415,891	1,369,438
Warehouse, delivery, selling, general and administrative	281,692	255,552
Depreciation and amortization	21,365	18,451
Interest	16,613	20,110

	1,735,561	1,663,551

Income from continuing operations before income taxes	172,222	178,713

Provision for income taxes	64,827	67,017

Net income	$107,395	$111,696

Earnings per share:
Income from continuing operations – diluted	$1.46	$1.46

Weighted average shares outstanding – diluted	73,548,014	76,452,752

Income from continuing operations – basic	$1.47	$1.47

Weighted average shares outstanding – basic	72,857,477	75,862,219

Cash dividends per share	$.10	$.08

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$107,395	$111,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,365	18,451
Gain on sales of machinery and equipment	(134)	(591)
Deferred income taxes	(827)	(238)
Minority interest	64	90
Stock based compensation expense	2,970	1,812
Excess tax benefits from stock based compensation	(2,482)	(2,390)
Decrease (increase) in cash surrender value of life insurance policies	432	(118)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(142,344)	(113,562)
Inventories	(50,564)	(61,299)
Prepaid expenses and other assets	17,845	(1,335)
Accounts payable and accrued expenses	153,476	118,253

Net cash provided by operating activities	107,196	70,769

Investing activities:
Purchases of property, plant and equipment	(35,973)	(24,730)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(217,348)
Proceeds from sales of property and equipment	16,375	823
Net proceeds from redemption of life insurance policies	2,532	—
Net investment in life insurance policies	(96)	(64)

Net cash used in investing activities	(17,162)	(241,319)

Financing activities:
Proceeds from borrowings	187,005	450,375
Principal payments on long-term debt and short-term borrowings	(140,946)	(310,610)
Dividends paid	(7,259)	(6,073)
Excess tax benefits from stock based compensation	2,482	2,390
Exercise of stock options	3,559	5,339
Issuance of common stock	284	281
Common stock repurchases	(114,774)	—

Net cash (used in) provided by financing activities	(69,649)	141,702
Effect of exchange rate changes on cash	(678)	(49)

Increase (decrease) in cash and cash equivalents	19,707	(28,897)
Cash and cash equivalents at beginning of period	77,023	57,475

Cash and cash equivalents at end of period	$96,730	$28,578

Supplemental cash flow information:
Interest paid during the period	$3,102	$5,304
Income taxes paid during the period	$11,432	$2,514
See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K.
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
2. Impact of Recently Issued Accounting Principles
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS No. 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of SFAS No. 157, for all other assets and liabilities held by the Company, did not have a material effect on the Company’s financial statements or notes thereto. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Company. The Company had a limited number of life insurance polices that were within the scope of this EITF. However, the adoption of EITF 06-10 had no material impact on the Company’s consolidated results of operations, financial position, or cash flows.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which is a revision of SFAS No. 141, “Business Combinations”. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 which is the year beginning January 1, 2009 for the Company. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS No. 141R will have on its consolidated financial statements and notes thereto.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 applies only to financial statement disclosures, it is not expected to have a material impact on the Company’s consolidated financial statements and notes thereto.
3. Acquisitions
2007 Acquisitions
Acquisition of Metalweb plc
As of October 1, 2007, the Company acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. The company acquired Metalweb through RSAC Management Corp., the Company’s wholly-owned subsidiary. Metalweb now operates as a wholly-owned subsidiary of RSAC Management Corp. Metalweb has been re-registered as Metalweb Limited. Metalweb’s net sales for the three months ended December 31, 2007 were approximately $12,000,000.
Acquisition of Clayton Metals, Inc.
On July 1, 2007, the Company acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), an Illinois corporation headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals now operates as a wholly-

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
owned subsidiary of RSAC Management Corp. Clayton Metals’ net sales for the six months ended December 31, 2007 were approximately $54,000,000.
Acquisition of Encore Group
As of February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon steel bar and tube, as well as stainless steel sheet, plate and bar, through its currently 13 facilities located mainly in Western Canada. The Company acquired the Encore Group assets through RSAC Canada Limited (now Encore Group Limited), the Company’s wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC (now Team Tube Canada ULC), a subsidiary of RSAC Canada Limited. Encore Group Limited and Encore Metals (USA), Inc. now operate as wholly-owned subsidiaries of Reliance. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208,000,000. Effective January 1, 2008, the Company sold certain assets and the business of the Encore Coils division for total proceeds of approximately $16,100,000. The net sales of Encore Coils during the year ended December 31, 2007 were approximately $37,000,000. The Company retained one of the Encore Coils operations that is now performing toll processing services. Costs related to the sale and the resulting loss from the sale were not material.
Acquisition of Crest Steel Corporation
On January 2, 2007, the Company purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2007 were approximately $126,000,000. Crest now operates as a wholly-owned subsidiary of RSAC Management Corp.
Acquisition of Industrial Metals and Surplus, Inc.
Also on January 2, 2007, the Company, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals and Athens Steel now operate as divisions of Siskin. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2007 were approximately $115,000,000.
Purchase price allocations
The total cost of the acquisitions of Metalweb, Clayton Metals, Encore Group, Crest and Industrial Metals of approximately $281,443,000 was funded with borrowings on the Company’s syndicated credit facility and cash from operations. Total debt assumed, net of cash, in connection with these acquisitions was approximately $81,849,000. The acquisitions of all the companies have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price, which is preliminary as of March 31, 2008 for Metalweb.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if our acquisitions of Clayton Metals, Encore Group, and Metalweb had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, and a provision for income taxes for the companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code.
The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2007, or of any potential results which may occur in the future.

Three Months Ended
March 31, 2007
(In thousands, except
per share amounts)
Pro forma (unaudited):
Net sales	$1,905,225
Net income	$113,696
Earnings per share – diluted	$1.49
Earnings per share – basic	$1.50
4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

(In thousands)
Balance as of December 31, 2007	$886,152
Purchase price allocation adjustments	(1,669)
Effect of foreign currency translation	(1,525)

Balance as of March 31, 2008	$882,958

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net:

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,803	$(6,217)	$6,803	$(6,175)
Loan fees	16,147	(7,191)	16,147	(6,808)
Customer lists/relationships	177,444	(21,412)	176,124	(18,967)
Software – internal use	8,100	(1,620)	8,100	(1,417)
Other	1,724	(728)	1,748	(657)

	210,218	(37,168)	208,922	(34,024)

Intangible assets not subject to amortization:
Trade names	288,643	—	289,393	—

	$498,861	$(37,168)	$498,315	$(34,024)

The Company recognized amortization expense for intangible assets of approximately $3,209,000 and $2,268,000 for the three months ended March 31, 2008 and 2007, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining nine months of 2008 and each of the succeeding five years is as follows:

(In thousands)
2008	$9,375
2009	12,212
2010	11,856
2011	11,441
2012	10,503
2013	10,577

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Revolving line of credit due November 9, 2011	$262,000	$185,000
Senior unsecured notes due January 2, 2009	10,000	10,000
Senior unsecured notes paid January 2, 2008	—	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	349,165	349,140
Senior unsecured notes due November 15, 2036	248,652	248,640
Senior unsecured notes due June 1, 2012	159	159
Revenue Bonds due July 1, 2014	1,850	1,850
Revenue Bonds due March 1, 2009	450	900
Revenue Bonds due from December 1, 2008 to December 1, 2009	1,440	1,440
Short-term revolving line of credit for operations in China	1,311	1,641
Short-term notes due April 2, 2008	6,541	6,548
Short-term revolving line of credit for operations in England	7,259	7,262

Total	1,126,827	1,080,580
Less amounts due within one year	(51,476)	(71,815)

Total long-term debt	$1,075,351	$1,008,765

On November 9, 2006, the Company amended and restated its syndicated credit agreement to allow for increased borrowings of up to $1,100,000,000. This five-year, unsecured syndicated credit facility has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval. Interest is at variable rates based on LIBOR plus 0.55% or the bank prime rate as of March 31, 2008. Weighted average rates on borrowings outstanding on the credit facility were 3.32% and 5.46% at March 31, 2008 and December 31, 2007, respectively.
At March 31, 2008, the Company had $38,641,000 of letters of credit outstanding under the syndicated credit facility with availability to issue an additional $86,359,000 of letters of credit. The syndicated credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at March 31, 2008.
The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD35,000,000. There were no borrowings outstanding on these credit facilities at March 31, 2008 and December 31, 2007.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company also has $248,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.9% and have a weighted average remaining life of 3.3 years, maturing from 2008 to 2013.
The $1,100,000,000 syndicated credit agreement and the senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things.
7. Shareholders’ Equity
Common Stock
During the three months ended March 31, 2008, the Company issued 195,122 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $3,559,000. Also, 5,052 shares of common stock valued at approximately $284,000 were issued to division managers of the Company in March 2008 under the Key Man Incentive Plan for 2007.
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
During the three months ended March 31, 2008, the Company repurchased 2,443,500 shares of its common stock at an average cost of $46.97 per share. Since initiating the Stock Repurchase Plan in 1994, the Company has repurchased 15,193,517 shares at an average cost of $18.41 per share. Repurchased shares are redeemed and treated as authorized but unissued shares. The Company currently has authorization to purchase an additional 7,883,033 shares under the Repurchase Plan.
Other Comprehensive Income
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-shareholder changes in equity. Comprehensive income for each of the three month periods ended March 31, 2008 and 2007, respectively, included the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$107,395	$111,696
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(7,561)	2,414
Unrealized (loss) gain on investments, net of tax	(177)	1

Total other comprehensive (loss) income	(7,738)	2,415

Total comprehensive income	$99,657	$114,111

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated other comprehensive income included the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Foreign currency translation adjustments	$19,841	$27,402
Unrealized gain on investments, net of tax	14	191
Minimum pension liability, net of tax	(7,348)	(7,348)

Total accumulated other comprehensive income	$12,507	$20,245

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of ($8,000) and $4,533,000, respectively, as of March 31, 2008 and ($118,000) and $4,533,000, respectively, as of December 31, 2007.
8. Employee Benefits
Defined Benefit and Supplemental Executive Retirement Plans
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement and certain pre-retirement pension benefits to key officers of the Company. Separate SERP plans exist for certain of the Company’s subsidiaries, each of which provides post-retirement benefits to certain key employees of that subsidiary. Certain other deferred compensation arrangements exist for key officers or employees at some of our subsidiary companies.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and/or years of service.
The net periodic pension costs for the SERP and defined benefit plans were as follows (in thousands):

	SERP Plans		Defined Benefit Plans
Three Months Ended March 31,	2008	2007	2008	2007
Service Cost	$251	$241	$202	$209
Interest Cost	408	392	422	411
Expected return on assets	—	—	(539)	(467)
Amortization of prior service cost	49	49	5	5
Amortization of net loss	280	313	11	4

Net periodic pension cost	$988	$995	$101	$162

Postretirement Plan
In addition to the Company’s defined benefit pension plans, the Company’s wholly-owned subsidiary Earle M. Jorgensen Company (“EMJ”) sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the remeasurement of the plan’s benefit obligation are amortized to income over the expected service period of the participants.
Components of the net periodic pension expense associated with the Company’s Postretirement Plan are as follows (in thousands):

	Postretirement Plan
Three Months Ended March 31,	2008	2007
Service Cost	$203	$123
Interest Cost	176	110
Amortization of net loss	31	21

Net periodic pension cost	$410	$254

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007, included in its Annual Report on Form 10-K, that it expected to contribute $2,600,000 to its defined benefit plans in 2008. As of March 31, 2008, contributions of approximately $594,000 had been made.
Share Based Compensation
On February 26, 2008, the Company granted 1,132,000 options to acquire its common stock to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 4.75 years; Volatility – 37.8%; Dividend yield – 0.7%; Risk-free interest rate – 2.9%; Grant date option fair value – $19.56.
Supplemental Bonus Plan
In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. At March 31, 2008, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 157,621 shares of Reliance common stock. This obligation will be satisfied by future payments to participants upon their termination.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Earnings Per Share
The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$107,395	$111,696

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	72,857	75,862

Effect of dilutive securities:
Stock options	691	591

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,548	76,453

Earnings per share from continuing operations – diluted	$1.46	$1.46

Earnings per share from continuing operations – basic	$1.47	$1.47

The computations of earnings per share for the three months ended March 31, 2008 do not include 2,177,873 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. The computations of earnings per share for the three months ended March 31, 2007 do not include 1,068,500 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Condensed Consolidating Financial Statements
In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600,000,000 at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying combined and consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.
Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,509	$75,460	$17,761	$—	$96,730
Accounts receivable, less allowance for doubtful accounts	89,222	675,723	64,258	—	829,203
Inventories	72,995	793,833	81,452	—	948,280
Intercompany receivables	537	6,008	732	(7,277)	—
Prepaid expenses and other current assets	647	18,699	2,856	—	22,202

Total current assets	166,910	1,569,723	167,059	(7,277)	1,896,415

Investments in subsidiaries	3,001,181	83,743	—	(3,084,924)	—
Property, plant and equipment, net	82,575	728,110	27,945	—	838,630
Goodwill	13,392	815,778	53,788	—	882,958
Intangible assets, net	5,827	396,321	59,545	—	461,693
Intercompany receivables	—	295,036	—	(295,036)	—
Other assets	59	83,597	1,919	—	85,575

Total assets	$3,269,944	$3,972,308	$310,256	$(3,387,237)	$4,165,271

Liabilities & Shareholders’ Equity
Accounts payable	$52,771	$382,756	$36,091	$(7,277)	$464,341
Accrued compensation and retirement costs	4,899	60,194	4,730	—	69,823
Other current liabilities	22,807	113,135	5,750	—	141,692
Current maturities of long-term debt	35,200	7,706	8,570	—	51,476
Current maturities of capital lease obligations	—	589	36	—	625

Total current liabilities	115,677	564,380	55,177	(7,277)	727,957

Long-term debt	812,467	262,884	—	—	1,075,351
Intercompany borrowings	248,632	—	46,404	(295,036)	—
Deferred taxes and other long-term liabilities	—	263,975	4,820	—	268,795

Total shareholders’ equity	2,093,168	2,881,069	203,855	(3,084,924)	2,093,168

Total liabilities and shareholders’ equity	$3,269,944	$3,972,308	$310,256	$(3,387,237)	$4,165,271

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$216,275	$1,602,333	$108,204	$(18,642)	$1,908,170
Other income (expenses), net	48	10,627	(1,246)	(9,816)	(387)

	216,323	1,612,960	106,958	(28,458)	1,907,783

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	161,388	1,194,044	79,122	(18,663)	1,415,891
Warehouse, delivery, selling, general and administrative	42,711	224,940	19,839	(5,798)	281,692
Depreciation and amortization	1,872	18,244	1,249	—	21,365
Interest	14,643	5,292	675	(3,997)	16,613

	220,614	1,442,520	100,885	(28,458)	1,735,561

Income (loss) before equity in earnings of subsidiaries and income taxes	(4,291)	170,440	6,073	—	172,222
Equity in earnings of subsidiaries	114,138	1,014	—	(115,152)	—

Income from continuing operations before income taxes	109,847	171,454	6,073	(115,152)	172,222
Provision for income taxes	2,452	60,331	2,044	—	64,827

Net income	$107,395	$111,123	$4,029	$(115,152)	$107,395

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$238,126	$1,532,268	$84,514	$(13,018)	$1,841,890
Other income, net	109	29,111	86	(28,932)	374

	238,235	1,561,379	84,600	(41,950)	1,842,264

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	178,040	1,139,998	64,439	(13,039)	1,369,438
Warehouse, delivery, selling, general and administrative	55,942	206,412	13,332	(20,134)	255,552
Depreciation and amortization	2,171	15,903	377	—	18,451
Interest	15,607	12,717	563	(8,777)	20,110

	251,760	1,375,030	78,711	(41,950)	1,663,551

Income (loss) before equity in earnings of subsidiaries and income taxes	(13,525)	186,349	5,889	—	178,713
Equity in earnings of subsidiaries	127,083	914	—	(127,997)	—

Income from continuing operations before income taxes	113,558	187,263	5,889	(127,997)	178,713
Provision for income taxes	1,862	64,003	1,152	—	67,017

Net income	$111,696	$123,260	$4,737	$(127,997)	$111,696

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$107,395	$111,123	$4,029	$(115,152)	$107,395
Equity in earnings of subsidiaries	(114,138)	(1,014)	—	115,152	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	(8,373)	13,110	(4,936)	—	(199)

Cash (used in) provided by operating activities	(15,116)	123,219	(907)	—	107,196

Investing activities:
Purchases of property, plant and equipment	(2,007)	(31,059)	(2,907)	—	(35,973)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	—	—	—	—
Net advances from subsidiaries	163,943	—	—	(163,943)	—
Other investing activities, net	18	2,703	16,090	—	18,811

Cash provided by (used in) investing activities	161,954	(28,356)	13,183	(163,943)	(17,162)

Financing activities:
Net (repayments) borrowings of debt	(30,000)	76,383	(324)	—	46,059
Dividends paid	(7,259)	—	—	—	(7,259)
Intercompany repayments	—	(152,303)	(11,640)	163,943	—
Other financing activities	6,325	—	—	—	6,325
Common stock repurchase	(114,774)	—	—	—	(114,774)

Cash used in financing activities	(145,708)	(75,920)	(11,964)	163,943	(69,649)
Effect of exchange rate changes on cash and cash equivalents	—	—	(678)	—	(678)

Increase (decrease) in cash and cash equivalents	1,130	18,943	(366)	—	19,707
Cash and cash equivalents at beginning of period	2,379	56,517	18,127	—	77,023

Cash and cash equivalents at end of period	$3,509	$75,460	$17,761	$—	$96,730

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$111,696	$123,260	$4,737	$(127,997)	$111,696
Equity in earnings of subsidiaries	(127,083)	(914)	—	127,997	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(2,807)	(36,360)	(1,760)	—	(40,927)

Cash (used in) provided by operating activities	(18,194)	85,986	2,977	—	70,769

Investing activities:
Purchases of property, plant and equipment	(1,326)	(22,613)	(791)	—	(24,730)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(217,348)	—	—	(217,348)
Net advances from subsidiaries	22,699	—	—	(22,699)	—
Other investing activities, net	82	646	31	—	759

Cash provided by (used in) investing activities	21,455	(239,315)	(760)	(22,699)	(241,319)

Financing activities:
Net (repayments) borrowings of debt	(19,963)	200,853	(41,125)	—	139,765
Dividends paid	(6,073)	—	—	—	(6,073)
Intercompany (repayments) borrowings	—	(65,123)	42,424	22,699	—
Other financing activities	8,010	—	—	—	8,010

Cash (used in) provided by financing activities	(18,026)	135,730	1,299	22,699	141,702
Effect of exchange rate changes on cash and cash equivalents	—	—	(49)	—	(49)

(Decrease) increase in cash and cash equivalents	(14,765)	(17,599)	3,467	—	(28,897)
Cash and cash equivalents at beginning of period	(8,721)	56,466	9,730	—	57,475

Cash and cash equivalents at end of period	$(23,486)	$38,867	$13,197	$—	$28,578

11. Subsequent Event
Effective April 1, 2008, the Company acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic’s fiscal year 2007 revenues were approximately $11,000,000. Dynamic will operate as a subsidiary of Service Steel Aerospace Corp. headquartered in Tacoma, Washington, a wholly-owned subsidiary of the Company. This strategic acquisition expands the Company’s specialty product offerings. The all cash purchase price was funded with borrowings on the Company’s syndicated credit facility and cash from operations.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations
The following table sets forth certain income statement data for the three-month periods ended March 31, 2008 and 2007 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2008		2007
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$1,908,170	100.0%	$1,841,890	100.0%
Gross profit (1)	492,279	25.8	472,452	25.7
S,G&A expenses	281,692	14.8	255,552	13.9
Depreciation expense	18,156	1.0	16,147	0.9

Operating profit (2)	$192,431	10.1%	$200,753	10.9%

(1)	Gross profit is Net Sales less Cost of Sales.

(2)	Excludes other income, amortization expense, interest expense, and income tax expense.
2008 Acquisition
Acquisition of Dynamic Metals International LLC
Effective April 1, 2008, the Company acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic’s fiscal year 2007 revenues were approximately $11 million. Dynamic will operate as a subsidiary of Service Steel Aerospace Corp. headquartered in Tacoma, Washington, our wholly-owned subsidiary. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on the Company’s syndicated credit facility.
2007 Acquisitions
Acquisition of Metalweb plc
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

Acquisition of Encore Group
As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon steel bar and tube, as well as stainless steel sheet, plate and bar, through its currently 13 facilities located mainly in Western Canada. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208 million. Effective January 1, 2008, the Company sold certain assets and the business of the Encore Coils division for total proceeds of approximately $16.1 million. The net sales of Encore Coils during the year ended December 31, 2007 were approximately $37 million. The Company retained one of the Encore Coils operations that is now performing toll processing services. Costs related to the sale and the resulting loss from the sale were not material.
Acquisition of Crest Steel Corporation
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
Acquisition of Industrial Metals and Surplus, Inc.
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
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
In the three months ended March 31, 2008, our consolidated net sales increased 3.6% to $1.91 billion compared to $1.84 billion for the three months ended March 31, 2007. This includes a 0.7% decrease in tons sold and a 4.6% increase in our average selling price per ton sold. Same-store sales, which exclude the sales of our 2007 acquisitions, were $1.75 billion in the 2008 first quarter, up 0.6% from the 2007 first quarter, with a 1.4% decrease in our tons sold and a 2.2% increase in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the sales of Precision Strip because of the “toll processing” nature of its business.)
In the 2007 first quarter we experienced strong demand levels from most markets that we sell to. Although demand has continued at what we consider to be healthy levels in the 2008 first quarter, demand levels have declined from the 2007 first quarter levels. We believe that demand could decline further as 2008 progresses, but we do not currently expect any sudden and significant changes in our current volumes. The increase in our average selling price per ton sold is due mainly to the significant increases in carbon steel prices that were effective in the 2008 first quarter and the further increases that have been announced for the second quarter.
Total gross profit increased 4.2% to $492.3 million for the 2008 first quarter compared to $472.5 million in the 2007 first quarter. Our gross profit as a percentage of sales in the 2008 first quarter was 25.8% compared to 25.7% in the 2007 first quarter. Although most markets continue to be very competitive, we have been able to improve our gross profit margin in the 2008 first quarter. The current pricing environment for carbon steel products allows us to improve our gross profit margin by increasing our selling prices to our customers earlier than we receive the higher cost material into our inventory. Because of the limited availability of metal supply in the U.S. that we are currently experiencing, our customers have accepted certain price increases so far.

In the 2008 first quarter LIFO expense was $17.5 million, or $.15 earnings per diluted share. We currently estimate our full year 2008 LIFO expense to be $70 million based on the significant increases in carbon steel costs in 2008, which we expect to be somewhat offset by flat to lower costs for stainless steel and aluminum products at the end of 2008 compared to beginning of the year levels. In the 2007 first quarter we recorded LIFO expense of $18.75 million, or $.15 earnings per diluted share. LIFO expense is included in our cost of sales.
Our 2008 first quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $26.1 million, or 10.2%, from the 2007 first quarter and were 14.8% as a percentage of sales, up from 13.9% in the 2007 first quarter. On a same-store basis, our S,G&A expenses increased $18.5 million, or 7.6% mainly due to increased fuel and energy costs along with higher personnel-related expenses.
Depreciation expense for the 2008 first quarter was $18.2 million compared to $16.1 million in the 2007 first quarter. The increase was mostly due to the additional depreciation expense from our 2007 acquisitions along with depreciation on new assets placed in service throughout 2007 and the 2008 first quarter. Amortization expense increased $0.9 million in the 2008 first quarter primarily due to the additional amortization expense from our 2007 acquisitions.
Our 2008 first quarter operating profit was $192.4 million, resulting in an operating profit margin of 10.1%, compared to $200.8 million, or a 10.9% operating profit margin in the same period of 2007. Our operating profit margin decline was mainly due to our higher expense levels in the 2008 first quarter.
Interest expense for the 2008 first quarter decreased $3.5 million or 17.4% mainly due to lower borrowing rates and lower outstanding balances.
Liquidity and Capital Resources
At March 31, 2008, our working capital was $1.17 billion, up from $1.12 billion at December 31, 2007 primarily due to increases in accounts receivable and inventory balances of $142.3 million and $50.6 million, respectively, offset by a higher accounts payable balance of $153.5 million. Our working capital needs increased in the first quarter coming off of our normal fourth quarter seasonal slowness and because of the increased costs for carbon steel products.
To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of March 31, 2008, our days sales outstanding were approximately 40 days, consistent with our 2007 year-end rate. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate during the 2008 first quarter was about 4.6 times (or 2.6 months on hand), increased from our 2007 rate of 4.4 times. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our syndicated credit facility.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving line of credit. Cash flow provided by operations was $107.2 million in the three months ended March 31, 2008 compared to $70.8 million in the three months ended March 31, 2007.
Our outstanding debt (including capital lease obligations) at March 31, 2008 was $1.13 billion, up slightly from $1.09 billion at December 31, 2007. At March 31, 2008, we had $262 million borrowed on our $1.1 billion revolving line of credit, which includes $30 million to pay off private placement notes that matured in January 2008. Our net debt-to-total capital ratio was 33.1% at March 31, 2008; slightly up from our 2007 year-end rate of 32.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash).
In the 2008 first quarter we used our borrowings and cash flow to fund our increased working capital needs, capital expenditures of $36.0 million and stock repurchases of $114.8 million. We generated cash proceeds of approximately $16.1 million in the 2008 first quarter from the sale of our Encore Coils business.

At March 31, 2008, we also had $248 million of outstanding senior unsecured notes issued in private placements of debt and $600 million of publicly-traded outstanding senior unsecured notes. The $248 million of outstanding private placement notes bear interest at a weighted average fixed rate of 5.9% and have a weighted average remaining life of 3.3 years, maturing from 2008 to 2013. The $600 million unsecured debt securities are comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.
We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD35 million. There were no borrowings outstanding on these credit facilities at March 31, 2008 and December 31, 2007.
Our $1.1 billion syndicated credit facility and our senior unsecured notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things.
Proceeds from the issuance of common stock upon the exercise of stock options during the 2008 first quarter were $3.6 million.
Capital expenditures were $36.0 million for the three months ended March 31, 2008 compared to $24.7 million during the same prior year period. Our 2008 capital expenditure budget is approximately $210 million. Our 2008 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2008, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007. We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We also anticipate that we will be able to fund acquisitions with borrowings under our line of credit. Our credit facility can be increased from $1.1 billion to $1.6 billion upon approval of the lenders.
On February 13, 2008, our Board of Directors declared a 25% increase in the regular quarterly cash dividend to $.10 per share of common stock.
In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock. Repurchased shares are treated as authorized but unissued shares. We repurchased approximately 2.4 million shares of our common stock during the 2008 first quarter, at an average cost of $46.97 per share. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We currently have authorization to purchase approximately an additional 7.9 million shares under our plan. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
Inflation
Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.
Seasonality
Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends except that revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. The results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $883.0 million at March 31, 2008, or approximately 21.2% of total assets, or 42.2% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2007 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of March 31, 2008.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2007 Annual Report on Form 10-K. We do not believe that any of the new accounting standards implemented during 2008 changed our critical accounting policies.
New Accounting Pronouncements
See Notes to Consolidated Financial Statements for disclosure on new accounting pronouncements.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. There have been no significant changes in our market risk factors since December 31, 2007. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s December 31, 2007 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.
Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Securities
In March 2008, the Company issued 5,052 shares of restricted stock to certain Division Managers as part of their incentive bonus for their 2007 performance, in accordance with the Company’s Key-Man Incentive Plan. These shares were valued at an aggregate value of approximately $284,000, based on the fair market value of our common stock on the date of the grant. The Company received no consideration for these shares. The Company relied on the exemptions from registration provided by Rules 505 and/or 506 of Regulation D.
As a result of an administrative error, in March 2008, an employee of the Company was allowed to exercise stock options before they became exercisable under the terms of the Company Incentive and Non-Qualified Stock Option Plan. This employee received an aggregate of 500 shares at an exercise price of $24.58 per share, resulting in total proceeds to the Company of $12,290, which was used to fund working capital needs. Although the shares issuable under the Company Incentive and Non-Qualified Stock Option Plan have been registered with the Securities and Exchange Commission, since the shares were issued prior to the vesting date, they may be deemed to be technically not registered. The Company understands that some or all of these shares may have been sold by the employee without a registration statement having been filed.
(b) Use of Proceeds
See Item 2. (a).
(c) Issuer Purchases of Equity Securities

Maximum
			Total Number of	Number of
			Shares	Shares That
			Purchased as	May Yet Be
	Total		Part of Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average Price	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2008 – January 31, 2008	2,443,500	$46.97	2,443,500	7,883,033
February 1, 2008 – February 29, 2008	—	—	—	7,883,033
March 1, 2008 – March 31, 2008	—	—	—	7,883,033
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
Dated: May 9, 2008	By:	/s/ David H. Hannah
David H. Hannah
Chairman and Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer