Form 10-Q
period 2008-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2008-07-23
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 15, 2008, 73,232,697 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,843	$77,023
Accounts receivable, less allowance for doubtful accounts of $20,887 at June 30, 2008 and $16,153 at December 31, 2007	946,081	691,462
Inventories	1,106,532	911,315
Prepaid expenses and other current assets	23,915	24,028
Income taxes receivable	—	17,575

Total current assets	2,166,371	1,721,403
Property, plant and equipment, at cost:
Land	118,816	115,294
Buildings	450,089	417,677
Machinery and equipment	712,497	669,671
Accumulated depreciation	(409,833)	(378,007)

	871,569	824,635

Goodwill	890,727	886,152
Intangible assets, net	464,312	464,291
Cash surrender value of life insurance policies, net	67,396	73,953
Other assets	12,878	13,043

Total assets	$4,473,253	$3,983,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$486,630	$333,986
Accrued expenses	125,982	37,863
Accrued compensation and retirement costs	85,900	95,539
Accrued insurance costs	36,625	36,884
Income taxes payable	26,064	—
Deferred income taxes	23,143	23,136
Current maturities of long-term debt	45,522	71,815
Current maturities of capital lease obligations	631	641

Total current liabilities	830,497	599,864
Long-term debt	1,105,386	1,008,765
Capital lease obligations	4,179	4,495
Long-term retirement costs and other long-term liabilities	67,129	62,224
Deferred income taxes	199,358	200,181
Minority interest	1,771	1,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 73,230,947 at June 30, 2008 and 74,906,824 at December 31, 2007, stated capital	555,543	646,406
Retained earnings	1,695,722	1,439,598
Accumulated other comprehensive income	13,668	20,245

Total shareholders’ equity	2,264,933	2,106,249

Total liabilities and shareholders’ equity	$4,473,253	$3,983,477

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$2,095,068	$1,896,036

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,508,134	1,398,539
Warehouse, delivery, selling, general and administrative	297,582	264,549
Depreciation and amortization	21,445	19,210

	1,827,161	1,682,298

Operating income	267,907	213,738

Other income (expense):
Interest	(16,161)	(19,615)
Other income (expense), net	(499)	2,333

Income from continuing operations before income taxes	251,247	196,456
Provision for income taxes	94,651	73,672

Net income	$156,596	$122,784

Earnings per share:
Income from continuing operations – diluted	$2.12	$1.59

Weighted average shares outstanding – diluted	73,757,864	77,181,651

Income from continuing operations – basic	$2.14	$1.61

Weighted average shares outstanding – basic	73,015,855	76,219,670

Cash dividends per share	$.10	$.08

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2008	2007
Net sales	$4,003,238	$3,737,926

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,924,025	2,767,977
Warehouse, delivery, selling, general and administrative	579,274	520,101
Depreciation and amortization	42,810	37,661

	3,546,109	3,325,739

Operating income	457,129	412,187

Other income (expense):
Interest	(32,774)	(39,725)
Other income (expense), net	(886)	2,707

Income from continuing operations before income taxes	423,469	375,169
Provision for income taxes	159,478	140,689

Net income	$263,991	$234,480

Earnings per share:
Income from continuing operations – diluted	$3.58	$3.06

Weighted average shares outstanding – diluted	73,651,222	76,691,529

Income from continuing operations – basic	$3.62	$3.08

Weighted average shares outstanding – basic	72,936,666	76,041,932

Cash dividends per share	$.20	$.16

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$263,991	$234,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,810	37,661
Gain on sales of property, plant and equipment	(174)	(1,022)
Provision for deferred income taxes	(2,249)	(5,519)
Minority interest	72	204
Stock based compensation expense	6,771	4,680
Excess tax benefits from stock based compensation	(9,187)	(5,929)
Decrease (increase) in cash surrender value of life insurance policies	453	(77)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(257,165)	(114,824)
Inventories	(204,991)	(95,029)
Prepaid expenses and other assets	15,489	31,521
Accounts payable and other liabilities	272,561	84,093

Net cash provided by operating activities	128,381	170,239

Investing activities:
Purchases of property, plant and equipment	(88,305)	(58,645)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(13,250)	(217,712)
Proceeds from sales of property and equipment	17,902	2,572
Net proceeds from redemption of life insurance policies	2,532	—
Net investment in life insurance policies	(96)	(262)

Net cash used in investing activities	(81,217)	(274,047)

Financing activities:
Proceeds from borrowings	339,897	542,850
Principal payments on long-term debt and short-term borrowings	(270,499)	(426,601)
Dividends paid	(14,575)	(12,174)
Excess tax benefits from stock based compensation	9,187	5,929
Exercise of stock options	16,856	10,796
Issuance of common stock	284	281
Common stock repurchases	(114,774)	—

Net cash (used in) provided by financing activities	(33,624)	121,081
Effect of exchange rate changes on cash	(720)	202

Increase in cash and cash equivalents	12,820	17,475
Cash and cash equivalents at beginning of period	77,023	57,475

Cash and cash equivalents at end of period	$89,843	$74,950

Supplemental cash flow information:
Interest paid during the period	$28,675	$33,861
Income taxes paid during the period	$107,464	$111,957
See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in Reliance Steel & Aluminum Co.’s (“Reliance” or the “Company”) Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the statements of income have been reclassified to conform to the current year presentation.
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
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Company. The Company had a limited number of life insurance polices that were within the scope of this EITF. The adoption of EITF 06-10 had no material impact on the Company’s consolidated results of operations, financial position, or cash flows.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 or January 1, 2009 for the Company. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 161 applies only to financial statement disclosures, and it is not expected to have a material impact on the Company’s consolidated financial statements and notes thereto.
3. Acquisitions
Pending Acquisition of PNA Group Holding Corporation
On June 16, 2008 RSAC Management Corp., a California corporation that is a wholly owned subsidiary of Reliance, entered into an agreement with PNA Group Holding Corporation, a Delaware corporation (“PNA”) and its stockholders, Platinum Equity Capital Partners, L.P. and certain of its affiliates, to acquire the outstanding capital stock of PNA. The estimated purchase price of the acquisition is based on a price of $315,000,000, subject to adjustment, for all of the outstanding shares of PNA and the repayment or refinancing by Reliance of PNA’s outstanding indebtedness of up to $750,000,000. There can be no assurance that the Company will acquire PNA in accordance with the terms of the agreement or at all. See Note 11, Subsequent Events, for further discussion regarding this pending acquisition and related financing activities.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2008 Acquisition
Acquisition of Dynamic Metals International LLC
Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic currently operates as a subsidiary of Service Steel Aerospace Corp. headquartered in Tacoma, Washington, a wholly-owned subsidiary of the Company. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility and cash from operations. Dynamic’s net sales for the three months ended June 30, 2008 were approximately $2,800,000.
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
Purchase price allocations
The acquisitions of all the companies have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.
Pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisitions of Clayton Metals, Encore Group, and Metalweb had occurred at the beginning of the reporting period being presented, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, and a provision for income taxes for the companies that were previously taxed as
S-Corporations under Section 1361 of the Internal Revenue Code.
The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2007, or of any potential results which may occur in the future.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$1,941,636	$3,846,861
Net income	$124,179	$237,905
Earnings per share – diluted	$1.61	$3.10
Earnings per share – basic	$1.63	$3.13

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

(In thousands)
Balance as of December 31, 2007	$886,152
Acquisitions	4,882
Purchase price allocation adjustments	783
Effect of foreign currency translation	(1,090)

Balance as of June 30, 2008	$890,727

5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net:

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,266)	$6,803	$(6,175)
Loan fees	16,147	(7,576)	16,147	(6,808)
Customer lists/relationships	179,340	(23,748)	176,124	(18,967)
Software — internal use	8,100	(1,823)	8,100	(1,417)
Other	1,731	(802)	1,748	(657)

	212,171	(40,215)	208,922	(34,024)
Intangible assets not subject to amortization:
Trade names	292,356	—	289,393	—

	$504,527	$(40,215)	$498,315	$(34,024)

The Company recognized amortization expense for intangible assets of approximately $6,239,000 and $5,063,000 for the six months ended June 30, 2008 and 2007, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2008 and each of the succeeding five years is as follows:

(In thousands)
2008	$6,285
2009	12,283
2010	11,908
2011	11,487
2012	10,548
2013	10,624

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility due November 9, 2011	$292,000	$185,000
Senior unsecured notes due January 2, 2009	10,000	10,000
Senior unsecured notes paid January 2, 2008	—	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	349,189	349,140
Senior unsecured notes due November 15, 2036	248,664	248,640
Other notes and revolving credit facilities	13,055	19,800

Total	1,150,908	1,080,580
Less amounts due within one year	(45,522)	(71,815)

Total long-term debt	$1,105,386	$1,008,765

The Company’s $1,100,000,000 unsecured revolving credit facility has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval. Interest is at variable rates based on LIBOR plus 0.55% or the bank prime rate as of June 30, 2008. Weighted average rates on borrowings outstanding on the revolving credit facility were 3.08% and 5.46% at June 30, 2008 and December 31, 2007, respectively. The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD 35,000,000. There were no borrowings outstanding on these revolving credit facilities at June 30, 2008 and December 31, 2007. Two other separate revolving credit facilities are in place for operations in China and another one for operations in the United Kingdom with total combined outstanding balances of $9,157,000 and $8,903,000 at June 30, 2008 and December 31, 2007, respectively.
At June 30, 2008, the Company had $39,957,000 of letters of credit outstanding under the revolving credit facility with availability to issue an additional $85,043,000 of letters of credit. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at June 30, 2008.
On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000,000 of unsecured debt securities which are guaranteed by all of the direct and indirect, wholly-owned domestic subsidiaries of the Company and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of Reliance’s foreign subsidiaries or its non-wholly-owned domestic subsidiaries is a guarantor. The total debt issued was comprised of two tranches, (a) $350,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include change of control provisions.
The Company also has $248,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.86% and have a weighted average remaining life of 3.0 years, maturing from 2008 to 2013.
The $1,100,000,000 revolving credit facility and the privately placed senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things. The Subsidiary Guarantors also guarantee the revolving credit facility and the privately placed senior unsecured notes.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Shareholders’ Equity
Common Stock
During the six months ended June 30, 2008, the Company issued 762,571 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $16,856,000. Also, 5,052 shares of common stock valued at approximately $284,000 were issued to division managers of the Company in March 2008 under the Key Man Incentive Plan as a portion of their bonuses for 2007.
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
During the six months ended June 30, 2008, the Company repurchased 2,443,500 shares of its common stock at an average cost of $46.97 per share. Since initiating the Stock Repurchase Plan in 1994, the Company has repurchased 15,193,517 shares at an average cost of $18.41 per share. Repurchased shares are redeemed and treated as authorized but unissued shares. The Company currently has authorization to purchase an additional 7,883,033 shares under the Repurchase Plan.
Other Comprehensive Income
Comprehensive income for each of the three- and six-month periods ended June 30, 2008 and 2007, respectively, included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$156,596	$122,784	$263,991	$234,480
Other comprehensive income:
Foreign currency translation income (loss)	989	12,594	(6,571)	15,009
Unrealized gain (loss) on investments, net of tax	172	66	(6)	66

Total other comprehensive income (loss)	1,161	12,660	(6,577)	15,075

Total comprehensive income	$157,757	$135,444	$257,414	$249,555

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated other comprehensive income included the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Foreign currency translation adjustments	$20,831	$27,402
Unrealized gain on investments, net of tax	185	191
Minimum pension liability, net of tax	(7,348)	(7,348)

Total accumulated other comprehensive income	$13,668	$20,245

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of deferred taxes of ($114,000) and $4,533,000, respectively, as of June 30, 2008 and ($118,000) and $4,533,000, respectively, as of December 31, 2007.
8. Employee Benefits
Defined Benefit and Supplemental Executive Retirement Plans
The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement and certain pre-retirement pension benefits to key officers of the Company. Separate SERP plans exist for certain of the Company’s subsidiaries, each of which provides post-retirement benefits to certain key employees of that subsidiary. Certain other deferred compensation arrangements exist for key officers or employees at some of the Company’s subsidiary companies.
The Company maintains, through various subsidiaries, defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and/or years of service.
The net periodic pension costs for the SERP and defined benefit plans were as follows:

	SERP Plans		Defined Benefit Plans
Three Months Ended June 30,	2008	2007	2008	2007
	(In thousands)
Service cost	$251	$241	$202	$206
Interest cost	408	392	422	411
Expected return on assets	—	—	(539)	(467)
Amortization of prior service cost	49	49	5	5
Amortization of net loss	280	313	11	4
Settlement expense	—	—	—	15

Net periodic pension cost	$988	$995	$101	$174

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	SERP Plans		Defined Benefit Plans
Six Months Ended June 30,	2008	2007	2008	2007
	(In thousands)
Service cost	$502	$481	$404	$412
Interest cost	816	784	844	822
Expected return on assets	—	—	(1,078)	(935)
Amortization of prior service cost	98	98	10	10
Amortization of net loss	560	625	22	8
Settlement expense	—	—	—	15

Net periodic pension cost	$1,976	$1,988	$202	$332

Postretirement Plan
In addition to the Company’s defined benefit pension plans, the Company’s wholly-owned subsidiary Earle M. Jorgensen Company (“EMJ”) sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”).
Components of the net periodic pension expense associated with the Company’s Postretirement Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$203	$123	$406	$246
Interest cost	176	110	352	220
Amortization of net loss	31	21	62	42

Net periodic pension cost	$410	$254	$820	$508

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007, included in its Annual Report on Form 10-K, that it expected to contribute $2,600,000 to its defined benefit plans in 2008. As of June 30, 2008, contributions of approximately $1,263,000 had been made in 2008.
Share Based Compensation
On February 26, 2008, the Company granted 1,132,000 options to acquire its common stock to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 4.75 years; Expected volatility — 37.8%; Dividend yield — 0.7%; Risk-free interest rate — 2.9%; Grant date option fair value — $19.56.
On May 21, 2008, the Company granted 42,000 options to acquire its common stock to the non-employee members of the Board of Directors with an exercise price equal to the fair market value. The stock options cliff vest after one year and expire ten years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 5.5 years; Expected volatility — 37.8%; Dividend yield — 0.6%; Risk-free interest rate — 3.0%; Grant date option fair value — $25.54.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Supplemental Bonus Plan
In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. At June 30, 2008, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 156,545 shares of Reliance common stock. This obligation will be satisfied by future cash payments to participants upon their termination.
9. Earnings Per Share
The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Numerator:
Net income	$156,596	$122,784	$263,991	$234,480

Denominator:
Denominator for basic earnings per:
Weighted average shares	73,016	76,220	72,937	76,042

Effect of dilutive securities:
Stock options	742	962	714	650

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,758	77,182	73,651	76,692

Earnings per share from continuing operations — diluted	$2.12	$1.59	$3.58	$3.06

Earnings per share from continuing operations — basic	$2.14	$1.61	$3.62	$3.08

The computations of earnings per share for the three months and six months ended June 30, 2008 do not include 1,213,872 and 1,220,748 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. The computations of earnings per share for the three months and six months ended June 30, 2007 do not include 42,000 and 1,062,500 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Condensed Consolidating Financial Statements
In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600,000,000 at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.
Condensed Unaudited Consolidating Balance Sheet
As of June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$4,285	$67,434	$18,124	$—	$89,843
Accounts receivable, less allowance for doubtful accounts	96,881	788,310	60,890	—	946,081
Inventories	86,735	933,861	85,936	—	1,106,532
Intercompany receivables	638	7,190	5,661	(13,489)	—
Prepaid expenses and other current assets	11	20,900	3,004	—	23,915

Total current assets	188,550	1,817,695	173,615	(13,489)	2,166,371

Investments in subsidiaries	3,170,834	87,666	—	(3,258,500)	—
Property, plant and equipment, net	83,541	759,549	28,479	—	871,569
Goodwill	7,088	830,685	52,954	—	890,727
Intangible assets, net	5,663	397,762	60,887	—	464,312
Intercompany receivables	—	306,066	—	(306,066)	—
Other assets	55	78,221	1,998	—	80,274

Total assets	$3,455,731	$4,277,644	$317,933	$(3,578,055)	$4,473,253

Liabilities & Shareholders’ Equity
Accounts payable	$56,739	$403,087	$40,293	$(13,489)	$486,630
Accrued compensation and retirement costs	4,295	77,051	4,554	—	85,900
Other current liabilities	16,331	189,206	6,277	—	211,814
Current maturities of long-term debt	35,200	1,165	9,157	—	45,522
Current maturities of capital lease obligations	—	595	36	—	631

Total current liabilities	112,565	671,104	60,317	(13,489)	830,497

Long-term debt	812,503	292,883	—	—	1,105,386
Intercompany borrowings	265,730	—	40,336	(306,066)	—
Deferred taxes and other long-term liabilities	—	267,370	5,067	—	272,437

Total shareholders’ equity	2,264,933	3,046,287	212,213	(3,258,500)	2,264,933

Total liabilities and shareholders’ equity	$3,455,731	$4,277,644	$317,933	$(3,578,055)	$4,473,253

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$238,153	$1,772,673	$104,846	$(20,604)	$2,095,068

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	170,274	1,284,583	73,902	(20,625)	1,508,134
Warehouse, delivery, selling, general and administrative	48,212	236,571	19,324	(6,525)	297,582
Depreciation and amortization	1,758	18,748	939	—	21,445

	220,244	1,539,902	94,165	(27,150)	1,827,161

Operating income	17,909	232,771	10,681	6,546	267,907
Other income (expense):
Interest	(14,596)	(4,457)	(405)	3,297	(16,161)
Other income (expense), net	46	8,808	490	(9,843)	(499)

Income before equity in earnings of subsidiaries and income taxes	3,359	237,122	10,766	—	251,247
Equity in earnings of subsidiaries	160,464	3,062	—	(163,526)	—

Income from continuing operations before income taxes	163,823	240,184	10,766	(163,526)	251,247
Provision for income taxes	7,227	83,994	3,430	—	94,651

Net income	$156,596	$156,190	$7,336	$(163,526)	$156,596

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$247,938	$1,567,579	$97,225	$(16,706)	$1,896,036

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	184,383	1,157,571	73,312	(16,727)	1,398,539
Warehouse, delivery, selling, general and administrative	56,618	212,526	16,960	(21,555)	264,549
Depreciation and amortization	2,067	16,700	443	—	19,210

	243,068	1,386,797	90,715	(38,282)	1,682,298

Operating income	4,870	180,782	6,510	21,576	213,738
Other income (expense):
Interest	(15,153)	(11,679)	(941)	8,158	(19,615)
Other income (expense), net	120	29,304	2,643	(29,734)	2,333

Income (loss) before equity in earnings of subsidiaries and income taxes	(10,163)	198,407	8,212	—	196,456
Equity in earnings of subsidiaries	139,910	923	—	(140,833)	—

Income from continuing operations before income taxes	129,747	199,330	8,212	(140,833)	196,456
Provision for income taxes	6,963	63,587	3,122	—	73,672

Net income	$122,784	$135,743	$5,090	$(140,833)	$122,784

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$454,428	$3,375,003	$213,054	$(39,247)	$4,003,238

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	331,662	2,478,626	153,025	(39,288)	2,924,025
Warehouse, delivery, selling, general and administrative	90,924	461,512	39,162	(12,324)	579,274
Depreciation and amortization	3,630	36,993	2,187	—	42,810

	426,216	2,977,131	194,374	(51,612)	3,546,109
Operating income	28,212	397,872	18,680	12,365	457,129
Other income (expense):
Interest	(29,239)	(9,743)	(1,086)	7,294	(32,774)
Other income (expense), net	94	19,435	(756)	(19,659)	(886)

Income (loss) before equity in earnings of subsidiaries and income taxes	(933)	407,564	16,838	—	423,469
Equity in earnings of subsidiaries	274,602	4,075	—	(278,677)	—

Income from continuing operations before income taxes	273,669	411,639	16,838	(278,677)	423,469
Provision for income taxes	9,678	144,328	5,472	—	159,478

Net income	$263,991	$267,311	$11,366	$(278,677)	$263,991

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$486,065	$3,099,846	$181,739	$(29,724)	$3,737,926

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	362,423	2,297,569	137,751	(29,766)	2,767,977
Warehouse, delivery, selling, general and administrative	112,560	418,935	30,297	(41,691)	520,101
Depreciation and amortization	4,238	32,604	819	—	37,661

	479,221	2,749,108	168,867	(71,457)	3,325,739
Operating income	6,844	350,738	12,872	41,733	412,187
Other income (expense):
Interest	(30,760)	(24,397)	(1,503)	16,935	(39,725)
Other income (expense), net	231	58,413	2,731	(58,668)	2,707

Income (loss) before equity in earnings of subsidiaries and income taxes	(23,685)	384,754	14,100	—	375,169
Equity in earnings of subsidiaries	266,990	1,837	—	(268,827)	—

Income from continuing operations before income taxes	243,305	386,591	14,100	(268,827)	375,169
Provision for income taxes	8,825	127,591	4,273	—	140,689

Net income	$234,480	$259,000	$9,827	$(268,827)	$234,480

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$263,991	$267,311	$11,366	$(278,677)	$263,991
Equity in earnings of subsidiaries	(274,602)	(4,075)	—	278,677	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	(29,498)	(100,747)	(5,365)	—	(135,610)

Cash (used in) provided by operating activities	(40,109)	162,489	6,001	—	128,381

Investing activities:
Purchases of property, plant and equipment	(7,024)	(77,361)	(3,920)	—	(88,305)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(13,250)	—	—	(13,250)
Net advances from subsidiaries	181,041	—	—	(181,041)	—
Other investing activities, net	1,020	3,231	16,087	—	20,338

Cash provided by (used in) investing activities	175,037	(87,380)	12,167	(181,041)	(81,217)

Financing activities:
Net (repayments) borrowings of debt	(30,000)	99,141	257	—	69,398
Dividends paid	(14,575)	—	—	—	(14,575)
Intercompany repayments	—	(163,333)	(17,708)	181,041	—
Other financing activities	26,327	—	—	—	26,327
Common stock repurchase	(114,774)	—	—	—	(114,774)

Cash used in financing activities	(133,022)	(64,192)	(17,451)	181,041	(33,624)
Effect of exchange rate changes on cash and cash equivalents	—	—	(720)	—	(720)

Increase (decrease) in cash and cash equivalents	1,906	10,917	(3)	—	12,820
Cash and cash equivalents at beginning of period	2,379	56,517	18,127	—	77,023

Cash and cash equivalents at end of period	$4,285	$67,434	$18,124	$—	$89,843

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$234,480	$259,000	$9,827	$(268,827)	$234,480
Equity in earnings of subsidiaries	(266,990)	(1,837)	—	268,827	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(6,003)	(55,233)	(3,005)	—	(64,241)

Cash (used in) provided by operating activities	(38,513)	201,930	6,822	—	170,239

Investing activities:
Purchases of property, plant and equipment	(3,462)	(53,952)	(1,231)	—	(58,645)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(217,712)	—	—	(217,712)
Net advances from subsidiaries	48,062	—	—	(48,062)	—
Other investing activities, net	112	2,139	59	—	2,310

Cash provided by (used in) investing activities	44,712	(269,525)	(1,172)	(48,062)	(274,047)

Financing activities:
Net (repayments) borrowings of debt	(20,000)	175,916	(39,667)	—	116,249
Dividends paid	(12,174)	—	—	—	(12,174)
Intercompany (repayments) borrowings	—	(90,642)	42,580	48,062	—
Other financing activities	17,006	—	—	—	17,006

Cash (used in) provided by financing activities	(15,168)	85,274	2,913	48,062	121,081
Effect of exchange rate changes on cash and cash equivalents	—	—	202	—	202

(Decrease) increase in cash and cash equivalents	(8,969)	17,679	8,765	—	17,475
Cash and cash equivalents at beginning of period	(8,721)	56,466	9,730	—	57,475

Cash and cash equivalents at end of period	$(17,690)	$74,145	$18,495	$—	$74,950

11. Subsequent Events
As discussed in Note 3, Acquisitions, on June 16, 2008, the Company, through its subsidiary RSAC Management Corp., entered into an agreement to acquire the outstanding capital stock of PNA based on an estimated price of $315,000,000, subject to adjustment, for all of the outstanding shares of PNA and the repayment or refinancing by Reliance of PNA’s outstanding indebtedness of up to $750,000,000. The acquisition is subject to obtaining applicable regulatory approvals and certain other conditions precedent to closing. The Company expects to fund the consideration for the acquisition of PNA and the related repayment or refinancing of PNA indebtedness with (i) the net proceeds from a proposed equity offering, (ii) borrowings under a proposed new $250,000,000 unsecured senior term loan facility for which the Company has received commitments from a syndicate of lenders and (iii) borrowings under the Company’s existing revolving credit facility.
On July 17, 2008, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under which it plans to issue 6,750,000 shares of its common stock in a firm commitment public offering, plus up to 1,012,500 additional shares that may be issued upon exercise of the underwriters’ over-allotment option. If this offering is completed, the Company expects to use the net proceeds from this offering, together with funds drawn under its existing revolving credit facility and borrowings under a proposed $250,000,000 unsecured

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
senior term loan facility, to fund the purchase price of the pending acquisition of PNA as well as the related repayment or refinancing of PNA’s outstanding indebtedness. To date, no securities have been issued pursuant to this registration statement. The closing of the acquisition of PNA is not a condition to the closing of the common stock offering.
In addition, in connection with the repayment or refinancing by Reliance of PNA’s outstanding indebtedness, Reliance tendered for the $250,000,000 aggregate principal amount 10 3/4% Senior Notes due 2016 (“Fixed Rate Notes”) issued by PNA Group, Inc., a subsidiary of PNA Intermediate Holding Corporation, and the $170,000,000 aggregate principal amount Senior Floating Rate Toggle Notes due 2013 (“Floating Rate Notes”) issued by PNA Intermediate Holding Corporation, a subsidiary of PNA. The tender offers are subject to the closing of the acquisition of PNA. As of July 15, 2008, all of the Fixed Rate Notes and Floating Rate Notes were validly tendered and not withdrawn pursuant to the tender offer therefore. If the Company acquires PNA in accordance with its agreement, the Company may retire both the Fixed Rate Notes and the Floating Rate Notes and expects to pay related tender offer and consent solicitation premium payments of approximately $54,800,000, together with the aggregate principal amount of $420,000,000 plus accrued and unpaid interest. These additional tender offer and consent solicitation premium payments result in a total transaction value for the acquisition of PNA of approximately $1,125,000,000, inclusive of all other estimated direct acquisition costs.
Furthermore, the Company expects to enter into a credit agreement for a $250,000,000 unsecured senior term loan facility for which it has received commitments from a syndicate of lenders. The term loan is expected to mature on November 9, 2011 and bear interest at a variable rate equal to, at the Company’s option, (i) LIBOR plus an applicable margin ranging from 1.25% to 2.25% or (ii) the base rate (defined as the higher of (a) the bank prime rate and (b) the federal funds rate plus 0.50%). The term loan is expected to close prior to the acquisition of PNA. However, the consummation of the acquisition of PNA is not a condition of closing and there can be no assurance that either the term loan or the acquisition of PNA will close as expected.

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth certain income statement data for the three and six month periods ended June 30, 2008 and 2007 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,095,068	100.0%	$1,896,036	100.0%	$4,003,238	100.0%	$3,737,926	100.0%

Gross profit (1)	586,934	28.0	497,497	26.2	1,079,213	27.0	969,949	25.9

S,G&A expenses	297,582	14.2	264,549	14.0	579,274	14.5	520,101	13.9

Depreciation expense	18,415	0.9	16,451	0.9	36,571	0.9	32,598	0.9

Amortization expense	3,030	0.1	2,759	0.1	6,239	0.2	5,063	0.1

Operating income	$267,907	12.8%	$213,738	11.3%	$457,129	11.4%	$412,187	11.0%

(1)	Gross profit is Net sales less Cost of sales.
Pending Acquisition of PNA Group Holding Corporation
On June 16, 2008 we entered into an agreement with PNA Group Holding Corporation, a Delaware corporation (“PNA”) and its stockholders, Platinum Equity Capital Partners, L.P. and certain of its affiliates, to acquire the outstanding capital stock of PNA. The estimated purchase price of the acquisition is based on a price of $315.0 million, subject to adjustment, for all of the outstanding shares of PNA and the repayment or refinancing by Reliance of PNA’s outstanding debt of up to $750.0 million. The acquisition is subject to obtaining applicable regulatory approvals and certain other conditions precedent to closing.
PNA Group Holding’s operating subsidiaries include Delta Steel, LP, Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, LP and Sugar Steel Corporation. Through these operating subsidiaries, PNA Group Holding processes and distributes principally carbon steel plate, bar, structural and flat-rolled products. PNA Group Holding has 23 steel service centers throughout the United States and participates in five joint ventures operating seven service centers in the United States and Mexico. PNA Group Holding’s revenues were about $1.63 billion for the twelve months ended December 31, 2007 and about $474 million for the quarter ended March 31, 2008.
On July 17, 2008, we announced a proposed equity offering to issue 6.75 million shares of its common stock in a firm commitment public offering, plus up to 1.0 million additional shares that may be issued upon exercise of the underwriters’ over-allotment option. If this offering is completed, we expect to use the net proceeds from this offering, together with funds drawn under our existing revolving credit facility and borrowings under a proposed $250.0 million unsecured senior term loan facility, to fund the purchase of PNA as well as the related repayment or refinancing of PNA’s outstanding indebtedness. Also, in connection with the proposed repayment or refinancing of the PNA indebtedness, on July 1, 2008, we tendered for the $250.0 million aggregate principal amount 10 3/4% Senior Notes due 2016 (“Fixed Rate Notes”) issued by PNA Group, Inc., a subsidiary of PNA Intermediate Holding Corporation, and the $170.0 million aggregate principal amount Senior Floating Rate Toggle Notes due 2013 (“Floating Rate Notes”) issued by PNA Intermediate Holding Corporation, a subsidiary of PNA. The tender offers are subject to the closing of the acquisition of PNA. As of July 15, 2008, all of the Fixed Rate Notes and Floating Rate Notes were validly tendered and not withdrawn pursuant to the tender offer therefore. If we acquire PNA in accordance with our agreement, we may retire both the Fixed Rate Notes and the Floating Rate Notes and expect to pay related tender offer and consent solicitation premium payments of approximately $54.8 million, together with the aggregate principal amount of $420.0 million plus accrued and unpaid interest. These additional tender offer and consent solicitation premium payments result in a total transaction value for the acquisition of PNA of approximately

$1.12 billion, inclusive of all other estimated direct acquisition costs. There is no assurance that these transactions will successfully close.
2008 Acquisition
Acquisition of Dynamic Metals International LLC
Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic currently operates as a subsidiary of Service Steel Aerospace Corp. headquartered in Tacoma, Washington, our wholly-owned subsidiary. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the three months ended June 30, 2008 were approximately $2.8 million.
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
Acquisition of Encore Group
As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon steel bar and tube, as well as stainless steel sheet, plate and bar, through its currently 13 facilities located mainly in Western Canada. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208 million. Effective January 1, 2008, we sold certain assets and the business of the Encore Coils division for total proceeds of approximately $16.1 million. The net sales of Encore Coils during the year ended December 31, 2007 were approximately $37 million. We retained one of the Encore Coils operations that is now performing toll processing services. Costs related to the sale and the resulting loss from the sale were not material.
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

Acquisition of Industrial Metals and Surplus, Inc.
Also on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. We expect to combine Siskin’s Georgia Steel Supply Company division located in Atlanta with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2007 were approximately $115 million. Industrial Metals and Athens Steel now operate as divisions of Siskin.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
In the three months ended June 30, 2008, our consolidated net sales increased 10.5% to a record $2.10 billion compared to $1.90 billion for the three months ended June 30, 2007. This includes a 2.2% decrease in tons sold and a 13.2% increase in our average selling price per ton sold. Same-store sales, which exclude the sales of our 2008 and 2007 acquisitions, were $1.93 billion in the 2008 second quarter, up 9.2% from the 2007 second quarter, with a 0.7% decrease in our tons sold and a 10.2% increase in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the sales of Precision Strip because of the “toll processing” nature of its business.)
The increase in our average selling price per ton sold is due mainly to the significant increases in carbon steel prices that were effective in the 2008 second quarter. Also, further price increases have been announced for the 2008 third quarter. Although demand has continued at what we consider to be at reasonable levels in the 2008 second quarter, demand levels have somewhat declined from the 2007 second quarter levels.
Total gross profit increased 18.0% to $586.9 million for the 2008 second quarter compared to $497.5 million in the 2007 second quarter. Our gross profit as a percentage of sales in the 2008 first quarter was 28.0% compared to 26.2% in the 2007 second quarter. The improvement in our 2008 gross profit margins is mainly due to the carbon steel price increases effective in the 2008 second quarter. Typically, when our suppliers announce price increases, we pass these increases through to our customers at that time, before we receive the higher cost metal into our inventory. This results in a temporary improvement in our gross profit margins. Because the significant and rapid carbon steel mill price increases in the 2008 second quarter were, for the most part, accepted by our customers, we were able to significantly increase our gross profit margins. As mill pricing levels off in the future, we expect our gross profit margin to compress somewhat as our costs in inventory will have “caught up” with our selling prices.
In the 2008 second quarter our LIFO reserve adjustment resulted in expense of $40.0 million (before tax), or $0.34 earnings per diluted share (after tax). In the 2007 second quarter our LIFO reserve adjustment resulted in expense of $13.75 million (before tax), or $0.11 earnings per diluted share (after tax). The expense (or income) from our LIFO reserve adjustments is included in cost of sales. We have revised our estimate of our 2008 year-end LIFO reserve increase to $115.0 million from $70.0 million in the 2008 first quarter based upon the carbon steel price increases announced through September 2008. We also anticipate some further increases in aluminum prices in 2008 due to recent (July 2008) aluminum price increases at the London Metal Exchange.
Our 2008 second quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $33.0 million, or 12.5%, from the 2007 second quarter and were 14.2% as a percentage of sales, up from 14.0% in the 2007 second quarter. The higher expenses were mainly due to increased costs for energy and fuel, and higher incentive pay due to our improved operating performance.
Depreciation expense for the 2008 second quarter was $18.4 million compared to $16.5 million in the 2007 second quarter. The increase was mostly due to the additional depreciation expense from our 2007 acquisitions along with depreciation on new assets placed in service throughout the second half of 2007 and so far in 2008. Amortization expense increased $0.3 million in the 2008 second quarter primarily due to the additional amortization expense from our 2007 acquisitions.

Our 2008 second quarter operating income was $267.9 million, resulting in an operating income margin of 12.8%, compared to $213.7 million, or an 11.3% operating income margin in the same period of 2007. Our operating income improved because of our higher gross profit margins achieved in the 2008 second quarter.
Interest expense for the 2008 second quarter decreased $3.5 million, or 17.6%, mainly due to lower borrowing rates and lower outstanding balances.
Net income for the 2008 second quarter increased $33.8 million, or 27.5%, also due to our higher gross profit margins achieved in the 2008 second quarter somewhat offset by higher operating expenses. Our effective tax rate in the 2008 second quarter of 37.7% was relatively consistent with our 2007 second quarter rate of 37.5%.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
In the six-months ended June 30, 2008, our consolidated net sales increased 7.1% to $4.00 billion compared to $3.74 billion for the six-months ended June 30, 2007. This includes a 1.5% decrease in tons sold and a 9.0% increase in our average selling price per ton sold. Same-store sales, which exclude the sales of our 2008 and 2007 acquisitions, were $3.69 billion in the 2008 six-month period, up 4.9% from the 2007 six-month period, with a 1.0% decrease in our tons sold and a 6.3% increase in our average selling price per ton sold.
We believe that demand is still at reasonable levels for the markets that we sell to. The increase in our average selling price per ton sold is due mainly to the significant increases in carbon steel prices that were effective in the 2008 second quarter. Also, further price increases have been announced for the 2008 third quarter. Although we anticipate lower demand in the 2008 third quarter compared to the 2008 second quarter because of normal seasonal slowness in the summer months, we do not currently expect any sudden or significant changes in our current volumes.
Total gross profit increased 11.3% to $1.08 billion for the 2008 six-month period compared to $969.9 million in the 2007 six-month period. Our gross profit as a percentage of sales in the 2008 six-month period was 27.0% compared to 25.9% in the 2007 six-month period. The improvement in our 2008 gross profit margins is mainly due to the carbon steel price increases effective in 2008, with the most significant increases in the second quarter.
In the 2008 six-month period our LIFO reserve adjustment resulted in expense of $57.5 million (before tax), or $0.49 earnings per diluted share (after tax). In the 2007 six-month period our LIFO reserve adjustment resulted in expense of $32.5 million (before tax), or $0.26 earnings per diluted share (after tax). The expense (or income) from our LIFO reserve adjustments is included in cost of sales.
For the 2008 six-month period, our warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $59.2 million, or 11.4%, from the 2007 six-month period and were 14.5% as a percentage of sales, up from 13.9% in the 2007 six-month period. On a same-store basis, our S,G&A expenses increased $46.9 million, or 9.6% mainly due to increased costs for energy and fuel, and higher incentive pay due to our improved operating performance.
Depreciation expense for the 2008 six-month period was $36.6 million compared to $32.6 million in the 2007 six-month period. The increase was mostly due to the additional depreciation expense from our 2007 acquisitions along with depreciation on new assets placed in service throughout 2007 and the 2008 six-month period. Amortization expense increased $1.2 million in the 2008 six-month period primarily due to the additional amortization expense from our 2007 acquisitions.
Our 2008 six-month period operating income was $457.1 million, resulting in an operating income margin of 11.4%, compared to $412.2 million, or an 11.0% operating income margin in the same period of 2007. Our operating income improved because of our higher gross profit margins achieved in the 2008 six-month period.
Interest expense for the 2008 six-month period decreased $6.9 million or 17.5% mainly due to lower borrowing rates and lower outstanding balances.
Net income for the 2008 six-month period increased $29.5 million or 12.6% also due to our higher gross profit margins achieved in the 2008 second quarter somewhat offset by higher operating expenses during the entire six-month period. Our effective tax rate in the 2008 six-month period of 37.7% was relatively consistent with our 2007 six-month period tax rate of 37.5%.
Liquidity and Capital Resources
At June 30, 2008, our working capital was $1.34 billion, up from $1.12 billion at December 31, 2007 primarily due to increases in accounts receivable and inventory balances of $257.2 million and $205.0 million, respectively, offset by a higher accounts payable and other liability balances of $272.6 million. Our working capital needs increased mainly because of the significant increases in costs for carbon steel products in 2008, with the most significant increases in the second quarter.
To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of June 30, 2008, our days sales outstanding were approximately 40 days, consistent with our 2007 year-end rate of 40 days. (We calculate our days sales outstanding as an average of the most recent two- month period.) Our inventory turn rate during the 2008 six-month period ended was about 4.5 times (or 2.7 months on hand), slightly improved from our 2007 rate of 4.4 times. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. We expect to finance increases in our working capital needs through operating cash flow or with borrowings on our revolving credit facility.
Our primary sources of liquidity are generally from internally generated funds from operations and our revolving credit facility. Cash flow provided by operations was $128.4 million in the six months ended June 30, 2008 compared to $170.2 million in the six months ended June 30, 2007. As noted above, the significant cost increases for carbon steel products in the 2008 second quarter contributed to our increased working capital needs.
Our outstanding debt (including capital lease obligations) at June 30, 2008 was $1.16 billion, up slightly from $1.09 billion at December 31, 2007. At June 30, 2008, we had $292 million borrowed on our $1.1 billion revolving credit facility, which includes $30 million to pay off private placement notes that matured in January 2008. Our net debt-to-total capital ratio was 32.0% at June 30, 2008; slightly down from our 2007 year-end rate of 32.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash).
In the 2008 six month period we used our borrowings and cash flow to fund our increased working capital needs, capital expenditures of $88.3 million, an acquisition for $13.3 million and stock repurchases of $114.8 million. We generated cash proceeds of approximately $16.1 million in the 2008 six-month period from the sale of our Encore Coils business.
At June 30, 2008, we also had $248 million of outstanding senior unsecured notes issued in private placements of debt and $600 million of public outstanding senior unsecured notes. The $248 million of outstanding private placement notes bear interest at a weighted average fixed rate of 5.86% and have a weighted average remaining life of 3.0 years, maturing from 2008 to 2013. The $600 million unsecured debt securities are comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.
We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD35 million. There were no borrowings outstanding on these credit facilities at June 30, 2008 and December 31, 2007. Two other separate revolving facilities are in place for operations in China and another one for operations in the United Kingdom with total combined outstanding balances of $9,157,000 and $8,903,000 at June 30, 2008 and December 31, 2007, respectively.
Our $1.1 billion revolving credit facility and our privately placed senior unsecured notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. Our public senior unsecured notes also include change of control provisions.
Proceeds from the issuance of common stock upon the exercise of stock options during the 2008 six-month period were $16.9 million.

Capital expenditures were $88.3 million for the six months ended June 30, 2008 compared to $58.6 million during the same prior year period. Our 2008 annual capital expenditure budget is approximately $210 million. Our 2008 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2008, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007. We anticipate that funds generated from operations and funds available under our $1.1 billion revolving credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term excluding the impact of any acquisitions. See also discussion below under “Pending Acquisition of PNA”. Our revolving credit facility can be increased from $1.1 billion to $1.6 billion upon approval of the lenders.
On February 13, 2008, our Board of Directors declared a 25% increase in the regular quarterly cash dividend to $.10 per share of common stock.
In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock. Repurchased shares are treated as authorized but unissued shares. We repurchased approximately 2.4 million shares of our common stock during the 2008 six-month period, at an average cost of $46.97 per share. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We currently have authorization to purchase approximately an additional 7.9 million shares under our plan. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
Pending Acquisition of PNA
If the pending acquisition of PNA is completed, we will be required to make cash payments of approximately $1.12 billion. The estimated total purchase price of the acquisition is based on a price of $315.0 million, subject to adjustment, for all of the outstanding shares of PNA and the repayment or refinancing by Reliance of PNA’s outstanding debt of up to $750.0 million, as well as related tender offer and consent solicitation premium payments and other acquisition costs. We expect to fund the purchase price for the acquisition of PNA and the related repayment or refinancing of PNA indebtedness with the net proceeds from a proposed equity offering along with borrowings under a proposed new $250.0 million unsecured senior term loan facility for which we have received commitments from a syndicate of lenders and borrowings under our existing revolving credit facility. The proposed financing structure would leave approximately $400 million of liquidity under our revolving credit facility to provide for ongoing working capital and general corporate needs. See also discussion in Part II, Item 1A., Risk Factors.
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

Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $890.7 million at June 30, 2008, or approximately 19.9% of total assets, or 39.3% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of November 1, 2007 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of June 30, 2008.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. There have been no significant changes in our market risk factors since December 31, 2007. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our December 31, 2007 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.
Item 4. Controls And Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as well as in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those discussed below related to our pending acquisition of PNA, our proposed equity offering and our proposed new $250.0 million senior term loan facility.
If we fail to consummate the proposed acquisition of PNA, our reputation and earnings per share could be negatively affected and the trading price of our common stock could also be adversely affected.
We expect that our proposed equity offering, the net proceeds of which we intend to use to fund a portion of the cost of the PNA acquisition and repayment or refinancing of PNA indebtedness, will be consummated prior to the completion of the proposed acquisition of PNA. The consummation of the proposed acquisition of PNA is subject to closing conditions and performance of each party’s obligations under the Stock Purchase Agreement. For a more detailed description of the Stock Purchase Agreement, please see that Current Report on Form 8-K filed June 19, 2008. We expect to complete the proposed acquisition of PNA in early August 2008, but we cannot assure you that the transaction will be completed on the anticipated schedule or at all. In particular, there are a number of conditions to our closing the acquisition of PNA, such as the satisfaction of regulatory requirements, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In the event that we complete this offering but fail to complete the proposed acquisition of PNA, we will have issued a substantial number of additional shares of common stock, but we will not realize the anticipated benefits of the proposed acquisition of PNA. As a result, our earnings per share would likely decline because we would not have acquired any incremental sources of earnings to offset the increase in the number of our outstanding shares. If the proposed acquisition of PNA is not completed, we would have an estimated $464.0 million (based on 6.75 million shares at an assumed public offering price of $71.79 per share, the last reported sales price for our common stock on the New York Stock Exchange on July 16, 2008) of net proceeds from this offering, after deducting underwriting discounts and commissions but before other offering expenses, that we would expect to use to repay a portion of our outstanding indebtedness and for general corporate purposes, including future acquisitions.
We may not realize the anticipated benefits of the proposed acquisition of PNA.
Whether we will be able to achieve the anticipated benefits of the proposed acquisition of PNA is subject to many uncertainties typically associated with any acquisition we undertake and general competitive factors in our business. If we fail to achieve such anticipated benefits, we would be likely to miss other market opportunities, and management’s attention would be distracted, all of which could negatively affect our business and our financial results.
The closing of the acquisition of PNA is not conditioned on our ability to secure adequate financing to fund the purchase price and repayment or refinancing of PNA debt.
The Stock Purchase Agreement relating to the acquisition of PNA does not contain a financing condition. We require substantial additional funds to consummate the acquisition of PNA and related repayment or refinancing of PNA debt. Although we have commitments in place for a new $250.0 million unsecured senior term loan facility, these commitments contain conditions that, if not satisfied, would permit the providers of such financing to decline to deliver their funds. We have also initiated an equity offering for approximately 6.75 million shares of our common stock. However, we may not be successful in completing this offering. If we are unable to close the acquisition of PNA due to any breach on our part, including failure to obtain financing, we may be exposed to material contractual and other claims for failure to close as a result of a breach by us. A payment related to a claim for breach could have a material adverse effect on our financial condition and results of operations. For a more detailed discussion of the proposed acquisition of PNA, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pending Acquisition of PNA Group Holding Corporation.” For a more detailed description of the Stock Purchase Agreement, please see that Current Report on Form 8-K filed June 19, 2008.
We may not obtain the proposed $250.0 million senior term loan facility, borrowings from which we intend to use to fund a portion of the purchase price of PNA and related repayment or refinancing of PNA debt.
Although we have received written commitments from a syndicate of lenders to enter into a credit agreement for a $250.0 million unsecured senior term loan facility, those commitments contain conditions that, if not satisfied, would permit the providers of such financing to decline to deliver their funds. Such conditions include confirmation that there shall have occurred no material adverse effect to our business since December 31, 2007, that all representations and warranties contained in the credit agreement shall be true and correct in all material respects at the time of the closing and that no event of default or incipient event of default shall have occurred and be continuing or would result from the making of the term loan. If we do not receive the expected funds under the term loan, we expect to draw additional amounts under our revolving credit facility in order to replace such funds as required to consummate the acquisition of PNA and related repayment or refinancing of PNA debt. In such event, we will have reduced liquidity and may be required to forego certain opportunities, including acquisitions that we might have otherwise pursued.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 21, 2008.

(b)	Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.

(c)	The following is a brief description of matters voted upon at the meeting:

Five Class I directors were elected at the annual meeting. Thomas W. Gimbel: 59,285,870 shares were voted for election and 1,206,816 shares were withheld. David H. Hannah: 59,122,137 shares were voted for election and 1,370,549 shares were withheld. Mark V. Kaminski: 59,269,902 shares were voted for election and 1,222,784 shares were withheld. Gregg J. Mollins: 59,293,509 shares were voted for election and 1,199,177 shares were withheld. Andrew G. Sharkey III: 59,274,449 shares were voted for election and 1,218,237 shares were withheld.

Also, the Corporate Officers Bonus Plan was approved: 57,295,270 shares were voted for the proposal, 1,861,221 were voted against it and 58,953 abstained.

Based upon the recommendation of the Audit Committee, KPMG LLP was selected as the Company’s independent registered public accounting firm to perform the annual audit of the financial statements of the Company and its subsidiaries for 2008. The selection was ratified: 59,432,011 shares were voted for the proposal, 1,021,638 shares were voted against it and 16,550 shares abstained.
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

RELIANCE STEEL & ALUMINUM CO.

Dated: July 23, 2008	By:	/s/ David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/ Karla Lewis

Karla Lewis
Executive Vice President and
Chief Financial Officer