Form 10-K/A
period 2007-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2008-08-06
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE
Reliance Steel & Aluminum Co. (the “Company” or “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing”) to remove a reference to a third-party valuation specialist included in its notes to consolidated financial statements (Note 3, Acquisitions). The Company received a comment letter from the Securities and Exchange Commission with respect to its reference to an unnamed third-party valuation specialist. We believe that we have ultimate responsibility over the work performed by the third-party valuation specialist, and accordingly, we are amending our Annual Report on Form 10-K to delete the reference to the third-party valuation specialist. The following items have been updated in this amended filing:
PART II
•	Item 8. – Financial Statements and Supplementary Data

•	Item 9A. – Controls and Procedures

•	Item 9A (T). – Controls and Procedures
PART IV
•	Item 15. – Exhibits, Financial Statement Schedules
All of the information in this Form 10-K/A is as of December 31, 2007 and does not reflect events or circumstances that may have occurred after the Original Filing.

i

ii

PART II
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
          (3) Exhibits

Exhibit
Number	Description

2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)

4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)

4.03	Earle M. Jorgensen Retirement Savings Plan(11)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)

10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)

10.07	Credit Agreement dated June 13, 2005(7)

Exhibit
Number	Description

10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

10.09	Omnibus Amendment to Note Purchase Agreements(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)

10.12	Amended and Restated Credit Agreement dated November 9, 2006(12)

14.01	Registrant’s Code of Conduct(13)

16	Letter to the SEC from Independent Registered Public Accounting Firm Ernst & Young LLP(14)

21	Subsidiaries of Registrant(15)

23	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

24	Power of Attorney(16)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 to Registrant’s Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2 and 4.3 to Registrant’s Form 8-K dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Form 10-K filed March 15, 2005.

(14)	Incorporated by reference from Exhibit 16 to Registrant’s Form 10-K filed February 28, 2008.

(15)	Incorporated by reference from Exhibit 23 to Registrant’s Form 10-K filed February 28, 2008.

(16)	Set forth on page 48 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 5th day of August 2008.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH	Chief Executive Officer	August 5, 2008

David H. Hannah	(Principal Executive Officer); Chairman of the Board; Director

/s/ GREGG J. MOLLINS*	President and Chief Operating Officer;	August 5, 2008

Gregg J. Mollins	Director

/s/ KARLA R. LEWIS	Executive Vice President and Chief Financial Officer	August 5, 2008

Karla R. Lewis	(Principal Financial Officer; Principal Accounting Officer)

Director

Joe D. Crider

/s/ THOMAS W. GIMBEL*	Director	August 5, 2008

Thomas W. Gimbel

/s/ DOUGLAS M. HAYES*	Director	August 5, 2008

Douglas M. Hayes

/s/ MARK V. KAMINSKI*	Director	August 5, 2008

Mark V. Kaminski

/s/ FRANKLIN R. JOHNSON*	Director	August 5, 2008

Franklin R. Johnson

/s/ ANDREW G. SHARKEY III*	Director	August 5, 2008

Andrew G. Sharkey III

/s/ RICHARD J. SLATER*	Director	August 5, 2008

Richard J. Slater

/s/ LESLIE A. WAITE*	Director	August 5, 2008

Leslie A. Waite

*By: /s/ DAVID H. HANNAH		August 5, 2008

David H. Hannah as attorney in fact

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page

2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)

3.01	Registrant’s Restated Articles of Incorporation(2)

3.02	Registrant’s Amended and Restated Bylaws(2)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)

4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)

4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)

4.03	Earle M. Jorgensen Retirement Savings Plan(11)

10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)

10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)

10.03	Incentive Bonus Plan(2)

10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)

10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)

10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)

10.07	Credit Agreement dated June 13, 2005(7)

10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

10.09	Omnibus Amendment to Note Purchase Agreements(8)

10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)

10.12	Amended and Restated Credit Agreement dated November 9, 2006(12)

14.01	Registrant’s Code of Conduct(13)

16	Letter to the SEC from Independent Registered Public Accounting Firm Ernst & Young LLP(14)

21	Subsidiaries of Registrant(15)

23	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP

24	Power of Attorney(16)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 to Registrant’s Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1and 10.2 to Registrant’s Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2 and 4.3 to Registrant’s Form 8-K dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Form 10-K filed March 15, 2005.

(14)	Incorporated by reference from Exhibit 16 to Registrant’s Form 10-K filed February 28, 2008.

(15)	Incorporated by reference from Exhibit 23 to Registrant’s Form 10-K filed February 28, 2008.

(16)	Set forth on page 48 of this report.