Form 10-Q
period 2008-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2008-11-07
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________________ to ____________________
Commission file number: 001-13122
RELIANCE STEEL & ALUMINUM CO.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)
350 South Grand Avenue, Suite 5100
Los Angeles, California 90071
(213) 687-7700
(Address of principal executive offices and telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of October 31, 2008, 73,297,714 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$43,682	$77,023
Accounts receivable, less allowance for doubtful accounts of $25,068 at September 30, 2008 and $16,153 at December 31, 2007	1,254,181	691,462
Inventories	1,759,519	911,315
Prepaid expenses and other current assets	28,293	24,028
Income taxes receivable	—	17,575

Total current assets	3,085,675	1,721,403
Property, plant and equipment, at cost:
Land	122,182	115,294
Buildings	464,636	417,677
Machinery and equipment	830,483	669,671
Accumulated depreciation	(425,602)	(378,007)

	991,699	824,635

Goodwill	1,136,118	886,152
Intangible assets, net	781,720	464,291
Cash surrender value of life insurance policies, net	67,820	73,953
Other assets	22,112	13,043

Total assets	$6,085,144	$3,983,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$546,904	$333,986
Accrued expenses	244,073	37,863
Accrued compensation and retirement costs	125,044	95,539
Accrued insurance costs	42,009	36,884
Income taxes payable	12,533	—
Deferred income taxes	22,915	23,136
Current maturities of long-term debt	119,001	71,815
Current maturities of capital lease obligations	637	641

Total current liabilities	1,113,116	599,864
Long-term debt	2,153,222	1,008,765
Capital lease obligations	4,008	4,495
Long-term retirement costs and other long-term liabilities	78,964	62,224
Deferred income taxes	324,696	200,181
Minority interest	4,695	1,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value: Authorized shares — 100,000,000 Issued and outstanding shares — 73,244,089 at September 30, 2008 and 74,906,824 at December 31, 2007, stated capital	559,618	646,406
Retained earnings	1,841,090	1,439,598
Accumulated other comprehensive income	5,735	20,245

Total shareholders’ equity	2,406,443	2,106,249

Total liabilities and shareholders’ equity	$6,085,144	$3,983,477

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2008	2007

Net sales	$2,572,836	$1,812,092

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,948,788	1,372,128
Warehouse, delivery, selling, general and administrative	328,446	252,017
Depreciation and amortization	27,010	19,791

	2,304,244	1,643,936

Operating income	268,592	168,156

Other income (expense):
Interest	(23,899)	(20,517)
Other income (expense), net	(68)	2,063

Income from continuing operations before income taxes	244,625	149,702
Provision for income taxes	92,127	56,137

Net income	$152,498	$93,565

Earnings per share:
Income from continuing operations — diluted	$2.07	$1.22

Weighted average shares outstanding — diluted	73,775,991	76,476,928

Income from continuing operations — basic	$2.08	$1.24

Weighted average shares outstanding — basic	73,238,881	75,609,783

Cash dividends per share	$.10	$.08

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2008	2007

Net sales	$6,576,074	$5,550,018

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	4,872,813	4,140,105
Warehouse, delivery, selling, general and administrative	907,720	772,118
Depreciation and amortization	69,820	57,452

	5,850,353	4,969,675

Operating income	725,721	580,343

Other income (expense):
Interest	(56,673)	(60,242)
Other income (expense), net	(954)	4,770

Income from continuing operations before income taxes	668,094	524,871
Provision for income taxes	251,605	196,826

Net income	$416,489	$328,045

Earnings per share:
Income from continuing operations — diluted	$5.65	$4.28

Weighted average shares outstanding — diluted	73,686,248	76,613,307

Income from continuing operations — basic	$5.70	$4.32

Weighted average shares outstanding — basic	73,038,140	75,896,299

Cash dividends per share	$.30	$.24

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net income	$416,489	$328,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,820	57,452
Loss (gain) on sales of property, plant and equipment	2,212	(1,115)
Provision for deferred income taxes	(4,057)	(2,333)
Equity in earnings of unconsolidated subsidiaries	(396)	—
Minority interest	696	283
Stock based compensation expense	10,621	7,569
Excess tax benefits from stock based compensation	(9,381)	(6,062)
Decrease in cash surrender value of life insurance policies	1,733	464
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(230,160)	(66,632)
Inventories	(294,160)	16,454
Prepaid expenses and other assets	15,388	15,586
Accounts payable and other liabilities	136,582	34,976

Net cash provided by operating activities	115,387	384,687

Investing activities:
Purchases of property, plant and equipment	(119,546)	(88,350)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired and debt assumed	(329,402)	(257,640)
Tax distributions made related to prior acquisitions	(1,155)	(634)
Proceeds from sales of property and equipment	18,917	2,833
Net proceeds from redemption of life insurance policies	2,532	134
Net investment in life insurance policies	(96)	(262)

Net cash used in investing activities	(428,750)	(343,919)

Financing activities:
Proceeds from borrowings	1,633,897	648,554
Principal payments on long-term debt and short-term borrowings	(1,239,310)	(558,155)
Debt issuance costs	(3,313)	—
Dividends paid	(21,899)	(18,216)
Excess tax benefits from stock based compensation	9,381	6,062
Exercise of stock options	17,081	11,047
Issuance of common stock	284	281
Common stock repurchases	(114,774)	(82,167)

Net cash provided by financing activities	281,347	7,406
Effect of exchange rate changes on cash	(1,325)	354

(Decrease) increase in cash and cash equivalents	(33,341)	48,528
Cash and cash equivalents at beginning of period	77,023	57,475

Cash and cash equivalents at end of period	$43,682	$106,003

Supplemental cash flow information:
Interest paid during the period	$38,339	$45,395
Income taxes paid during the period	$184,443	$183,734
See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007, included in Reliance Steel & Aluminum Co.’s (“Reliance” or the “Company”) Annual Report on Form 10-K.
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
The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest. The Company’s investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.
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
In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Company. The Company had a limited number of life insurance polices that were within the scope of this EITF. The adoption of EITF 06-10 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, or January 1, 2009 for the Company, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. All other provisions of SFAS No. 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
2008 Acquisitions
Acquisition of PNA Group Holding Corporation
On August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), through its wholly-owned subsidiary RSAC Management Corp., a California corporation (“RSAC Management”), in accordance with the Stock Purchase Agreement dated June 16, 2008. RSAC Management paid cash consideration of approximately $321,000,000, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725,000,000, paid related tender offer and consent solicitation premium payments of approximately $55,000,000, and incurred direct acquisition costs of approximately $2,000,000 for a total transaction value of approximately $1,103,000,000. The Company funded the acquisition with proceeds from its new $500,000,000 senior unsecured term loan and borrowings under its existing $1,100,000,000 syndicated revolving credit facility.
PNA’s subsidiaries include the operating entities Delta Steel, LP, Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, LP and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA operates 23 steel service centers throughout the United States, as well as five joint ventures with seven additional service centers in the United States and Mexico. PNA’s net sales for the two months ended September 30, 2008 were approximately $421,500,000.
The preliminary allocation of the total purchase price of PNA to the fair values of the assets acquired and liabilities assumed is as follows:

(In thousands)

Allocation of the total purchase price to the fair values of assets acquired and liabilities assumed:
Cash	$10,080
Accounts receivable	336,867
Inventories	564,433
Property, plant and equipment	114,076
Goodwill	237,354
Intangible assets subject to amortization	144,311
Intangible assets not subject to amortization	177,614
Other current and long-term assets	24,155

Total assets acquired	1,608,890

Current and long-term debt	(780,043)
Deferred income taxes	(135,763)
Other current and long-term liabilities	(369,716)

Total liabilities assumed	(1,285,522)

Net assets acquired	$323,368

Acquisition of HLN Metal Centre Pte. Ltd.
On September 17, 2008, the Company acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. (“HLN Metal”). The primary business of Singapore-based HLN Metal involves the processing and distribution of custom machined materials and the sawing of metal products and components. Net sales of HLN Metal during the period from September 17, 2008 through September 30, 2008 were approximately $200,000.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Acquisition of Dynamic Metals International LLC
Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility and cash from operations. Dynamic’s net sales for the six months ended September 30, 2008 were approximately $5,600,000.
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
Acquisition of Encore Group
As of February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon steel bar and tube, as well as stainless steel sheet, plate and bar, through its currently 13 facilities located mainly in Western Canada. The Company acquired the Encore Group assets through RSAC Canada Limited (now Encore Group Limited), the Company’s wholly-owned Canadian subsidiary, and RSAC Canada (Tube) ULC (now Team Tube Canada ULC), a subsidiary of RSAC Canada Limited. Encore Group Limited and Encore Metals (USA), Inc. now operate as wholly-owned subsidiaries of Reliance. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208,000,000. Effective January 1, 2008, the Company sold certain assets and the business of the Encore Coils division for total proceeds of approximately $16,100,000. The net sales of Encore Coils during the year ended December 31, 2007 were approximately $37,000,000. The Company retained one of the Encore Coils facilities to perform toll processing services until we sold those assets in October 2008. Costs related to the sale and the resulting loss from the sale were not material.

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
Purchase price allocations
The acquisitions of all the companies have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The purchase price allocation of PNA is preliminary pending the completion of our valuation of acquired tangible and intangible assets.
Pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisitions of Clayton Metals, Encore Group, Metalweb, and PNA had occurred at the beginning of the reporting period being presented, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, and a provision for income taxes for the companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma summary financial results reflect the acquired companies’ historical method for inventory valuation which was the first-in, first-out (FIFO) method through the acquisition date. All domestic acquisitions adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition.
The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2008 or 2007, or of any potential results which may occur in the future.

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$2,811,107	$2,236,152
Net income	$170,337	$94,870
Earnings per share — diluted	$2.31	$1.24
Earnings per share — basic	$2.33	$1.25

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$7,925,311	$6,901,870
Net income	$493,099	$347,720
Earnings per share — diluted	$6.69	$4.54
Earnings per share — basic	$6.75	$4.58
4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (the Goodwill related to our acquisition of PNA is preliminary as of September 30, 2008):

(In thousands)

Balance as of December 31, 2007	$886,152
Acquisitions	242,213
Purchase price allocation adjustments.	9,956
Effect of foreign currency translation	(2,203)

Balance as of September 30, 2008	$1,136,118

5. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net (the Intangible assets related to the acquisition of PNA are preliminary as of September 30, 2008):

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,315)	$6,803	$(6,175)
Loan fees	19,460	(8,127)	16,147	(6,808)
Customer lists/relationships	322,572	(29,127)	176,124	(18,967)
Software — internal use	8,100	(2,025)	8,100	(1,417)
Other	1,716	(875)	1,748	(657)

	358,701	(46,469)	208,922	(34,024)

Intangible assets not subject to amortization:
Trade names	469,488	—	289,393	—

	$828,189	$(46,469)	$498,315	$(34,024)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company recognized amortization expense for intangible assets of approximately $12,504,000 and $7,850,000 for the nine months ended September 30, 2008 and 2007, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2008 and each of the succeeding five years is as follows:

(In thousands)
2008	$7,897
2009	31,285
2010	30,910
2011	30,367
2012	28,548
2013	28,621
6. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Revolving credit facility due November 9, 2011	$915,000	$185,000
Senior unsecured term loan due from December 31, 2008 to November 9, 2011	500,000	—
Senior unsecured notes due January 2, 2009	10,000	10,000
Senior unsecured notes paid January 2, 2008	—	30,000
Senior unsecured notes due from October 15, 2008 to October 15, 2010	103,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	349,214	349,140
Senior unsecured notes due November 15, 2036	248,675	248,640
Other notes and revolving credit facilities	11,334	19,800

Total	2,272,223	1,080,580
Less amounts due within one year	(119,001)	(71,815)

Total long-term debt	$2,153,222	$1,008,765

The Company’s $1,100,000,000 unsecured revolving credit facility has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval. Interest is at variable rates based on LIBOR plus 0.55% or the bank prime rate for the period ended September 30, 2008. Weighted average rates on borrowings outstanding on the revolving credit facility were 3.34% and 5.46% at September 30, 2008 and December 31, 2007, respectively. The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35,000,000. There were no borrowings outstanding on these revolving credit facilities at September 30, 2008 and December 31, 2007. Two other separate revolving credit facilities are in place for operations in China and another one for operations in the United Kingdom with total combined outstanding balances of $7,636,000 and $8,903,000 at September 30, 2008 and December 31, 2007, respectively.
At September 30, 2008, the Company had $40,915,000 of letters of credit outstanding under the revolving credit facility with availability to issue an additional $84,085,000 of letters of credit. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at September 30, 2008.
In connection with the PNA acquisition, the Company entered into a $500,000,000 senior unsecured term loan on July 31, 2008. The loan carries interest at variable rates based on LIBOR plus 2.25% for the period ended September 30, 2008 and requires quarterly installment payments of principal in the amount of $18,750,000 beginning December 31, 2008, with the remaining balance due on November 9, 2011. Also on July 31, 2008, the

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company entered into an Amendment to its $1,100,000,000 syndicated credit facility to allow the Company to raise $500,000,000 of new debt, after taking into account the $500,000,000 issued in the term loan which had exhausted the previous limit.
On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000,000 of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include change of control provisions.
The Company also has $248,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.86% and have a weighted average remaining life of 2.8 years, maturing from 2008 to 2013.
The $1,100,000,000 revolving credit facility, the $500,000,000 senior unsecured term loan, and the privately placed senior unsecured note agreements require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things. All of the unsecured debt securities are guaranteed by all of the direct and indirect, wholly-owned domestic subsidiaries of the Company and any entities that become such subsidiaries during the term of the Indenture. None of Reliance’s foreign subsidiaries or its non-wholly-owned domestic subsidiaries is a guarantor.
7. Shareholders’ Equity
Common Stock
During the nine months ended September 30, 2008, the Company issued 775,713 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $17,081,000. Also, 5,052 shares of common stock valued at approximately $284,000 were issued to division managers of the Company in March 2008 under the Key Man Incentive Plan as a portion of their bonuses for 2007.
Share Repurchase Program
The Stock Repurchase Plan (“Repurchase Plan”) was initially established in December 1994 to authorize the Company to purchase shares of its common stock from time to time in the open market or in privately negotiated transactions. In May 2005, the Board amended and restated the Repurchase Plan to authorize the purchase of up to an additional 12,000,000 shares of the Company’s common stock and to extend the term of the Repurchase Plan for ten years, to December 31, 2014.
During the nine months ended September 30, 2008, the Company repurchased 2,443,500 shares of its common stock at an average cost of $46.97 per share. Since initiating the Stock Repurchase Plan in 1994, the Company has repurchased 15,193,517 shares at an average cost of $18.41 per share. Repurchased shares are redeemed and treated as authorized but unissued shares. The Company currently is authorized to purchase an additional 7,883,033 shares under the Repurchase Plan.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Comprehensive Income
Comprehensive income for each of the three- and nine-month periods ended September 30, 2008 and 2007, respectively, included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$152,498	$93,565	$416,489	$328,045
Other comprehensive income:
Foreign currency translation (loss) income	(7,414)	9,858	(13,985)	24,866
Unrealized (loss) gain on investments, net of tax	(502)	41	(508)	108
Minimum pension liability, net of tax	(17)	—	(17)	—

Total other comprehensive (loss) income	(7,933)	9,899	(14,510)	24,974

Total comprehensive income	$144,565	$103,464	$401,979	$353,019

Accumulated other comprehensive income included the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Foreign currency translation adjustments	$13,417	$27,402
Unrealized (loss) gain on investments, net of tax	(317)	191
Minimum pension liability, net of tax	(7,365)	(7,348)

Total accumulated other comprehensive income	$5,735	$20,245

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain (loss) on investments and minimum pension liability are net of deferred taxes of $195,000 and $4,543,000, respectively, as of September 30, 2008 and ($118,000) and $4,533,000, respectively, as of December 31, 2007.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The net periodic pension costs for the SERP and defined benefit plans were as follows:

	SERP Plans		Defined Benefit Plans
Three Months Ended September 30,	2008	2007	2008	2007
	(In thousands)
Service cost	$251	$241	$202	$206
Interest cost	430	392	605	411
Expected return on assets	—	—	(735)	(467)
Amortization of prior service cost	49	49	5	5
Amortization of net loss	280	313	11	4

Net periodic pension cost	$1,010	$995	$88	$159

	SERP Plans		Defined Benefit Plans
Nine Months Ended September 30,	2008	2007	2008	2007
	(In thousands)
Service cost	$751	$722	$606	$618
Interest cost	1,247	1,176	1,449	1,232
Expected return on assets	—	—	(1,814)	(1,402)
Amortization of prior service cost	147	147	15	15
Amortization of net loss	839	938	33	13
Settlement expense	—	—	—	15

Net periodic pension cost	$2,984	$2,983	$289	$491

Postretirement Plan
In addition to the Company’s defined benefit pension plans, the Company’s wholly-owned subsidiary Earle M. Jorgensen Company (“EMJ”) sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”).
Components of the net periodic pension expense associated with the Company’s Postretirement Plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$203	$123	$609	$368
Interest cost	176	110	529	331
Amortization of net loss	31	21	91	64

Net periodic pension cost	$410	$254	$1,229	$763

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007, included in its Annual Report on Form 10-K, that it expected to contribute $2,600,000 to its defined benefit plans in 2008. As of September 30, 2008, contributions of approximately $2,202,000 had been made in 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Supplemental Bonus Plan
In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. At September 30, 2008, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 150,932 shares of Reliance common stock totaling approximately $5,800,000. The adjustments to reflect this obligation at fair value based on the closing price of the Company common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expenses. The expense (income) from mark to market adjustments to this obligation during the three and nine months ended September 30, 2008 amounted to approximately ($5,900,000) and ($2,400,000), respectively, and $55,000 and $2,800,000 during the three and nine months ended September 30, 2007, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Numerator:
Net income	$152,498	$93,565	$416,489	$328,045

Denominator:
Denominator for basic earnings per:
Weighted average shares	73,239	75,610	73,038	75,896

Effect of dilutive securities:
Stock options	537	867	648	717

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,776	76,477	73,686	76,613

Earnings per share from continuing operations — diluted	$2.07	$1.22	$5.65	$4.28

Earnings per share from continuing operations — basic	$2.08	$1.24	$5.70	$4.32

The computations of earnings per share for the three months and nine months ended September 30, 2008 do not include 1,436,875 and 1,329,082 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. The computations of earnings per share for the three months and nine months ended September 30, 2007 do not include 1,058,500 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive.

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
Condensed Unaudited Consolidating Balance Sheet
As of September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1,934	$28,206	$13,542	$—	$43,682
Accounts receivable, less allowance for doubtful accounts	94,668	1,099,908	59,605	—	1,254,181
Inventories	88,970	1,586,973	83,576	—	1,759,519
Intercompany receivables	1,953	14,649	5,413	(22,015)	—
Prepaid expenses and other current assets	(177)	25,051	3,419	—	28,293

Total current assets	187,348	2,754,787	165,555	(22,015)	3,085,675

Investments in subsidiaries	3,324,963	83,688	—	(3,408,651)	—
Property, plant and equipment, net	85,370	878,828	27,501	—	991,699
Goodwill	7,088	1,077,183	51,847	—	1,136,118
Intangible assets, net	5,499	717,241	58,980	—	781,720
Intercompany receivables	—	316,013	—	(316,013)	—
Other assets	52	88,056	1,824	—	89,932

Total assets	$3,610,320	$5,915,796	$305,707	$(3,746,679)	$6,085,144

Liabilities & Shareholders’ Equity
Accounts payable	$41,116	$490,700	$37,103	$(22,015)	$546,904
Accrued compensation and retirement costs	4,848	114,947	5,249	—	125,044
Other current liabilities	24,567	289,128	7,835	—	321,530
Current maturities of long-term debt	35,200	76,165	7,636	—	119,001
Current maturities of capital lease obligations	—	602	35	—	637

Total current liabilities	105,731	971,542	57,858	(22,015)	1,113,116

Long-term debt	812,339	1,340,883	—	—	2,153,222
Intercompany borrowings	285,807	—	30,206	(316,013)	—
Deferred taxes and other long-term liabilities	—	407,296	5,067	—	412,363

Total shareholders’ equity	2,406,443	3,196,075	212,576	(3,408,651)	2,406,443

Total liabilities and shareholders’ equity	$3,610,320	$5,915,796	$305,707	$(3,746,679)	$6,085,144

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$235,775	$2,261,452	$100,800	$(25,191)	$2,572,836
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	175,955	1,726,452	71,593	(25,212)	1,948,788
Warehouse, delivery, selling, general and administrative	47,525	267,954	18,421	(5,454)	328,446
Depreciation and amortization	1,799	24,163	1,048	—	27,010

	225,279	2,018,569	91,062	(30,666)	2,304,244
Operating income	10,496	242,883	9,738	5,475	268,592
Other income (expense):
Interest	(14,682)	(15,581)	(350)	6,714	(23,899)
Other income (expense), net	4,543	9,367	(1,789)	(12,189)	(68)

Income before equity in earnings of subsidiaries and income taxes	357	236,669	7,599	—	244,625
Equity in earnings of subsidiaries	158,017	2,443	—	(160,460)	—

Income from continuing operations before income taxes	158,374	239,112	7,599	(160,460)	244,625
Provision for income taxes	5,876	83,405	2,846	—	92,127

Net income	$152,498	$155,707	$4,753	$(160,460)	$152,498

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$226,732	$1,508,743	$90,901	$(14,284)	$1,812,092
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	171,057	1,145,668	69,708	(14,305)	1,372,128
Warehouse, delivery, selling, general and administrative	48,955	199,355	16,303	(12,596)	252,017
Depreciation and amortization	1,951	17,393	447	—	19,791

	221,963	1,362,416	86,458	(26,901)	1,643,936
Operating income	4,769	146,327	4,443	12,617	168,156
Other income (expense):
Interest	(15,679)	(10,771)	(807)	6,740	(20,517)
Other income, net	31	18,910	2,479	(19,357)	2,063

Income (loss) before equity in earnings of subsidiaries and income taxes	(10,879)	154,466	6,115	—	149,702
Equity in earnings of subsidiaries	106,405	224	—	(106,629)	—

Income from continuing operations before income taxes	95,526	154,690	6,115	(106,629)	149,702
Provision for income taxes	1,961	53,004	1,172	—	56,137

Net income	$93,565	$101,686	$4,943	$(106,629)	$93,565

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$690,203	$5,636,460	$313,850	$(64,439)	$6,576,074
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	507,617	4,205,080	224,616	(64,500)	4,872,813
Warehouse, delivery, selling, general and administrative	138,448	729,468	57,582	(17,778)	907,720
Depreciation and amortization	5,429	61,155	3,236	—	69,820

	651,494	4,995,703	285,434	(82,278)	5,850,353
Operating income	38,709	640,757	28,416	17,839	725,721
Other income (expense):
Interest	(43,922)	(25,327)	(1,433)	14,009	(56,673)
Other income (expense), net	4,637	28,802	(2,545)	(31,848)	(954)

Income (loss) before equity in earnings of subsidiaries and income taxes	(576)	644,232	24,438	—	668,094
Equity in earnings of subsidiaries	432,620	6,517	—	(439,137)	—

Income from continuing operations before income taxes	432,044	650,749	24,438	(439,137)	668,094
Provision for income taxes	15,555	227,730	8,320	—	251,605

Net income	$416,489	$423,019	$16,118	$(439,137)	$416,489

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$712,797	$4,608,591	$272,639	$(44,009)	$5,550,018
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	533,479	3,443,238	207,459	(44,071)	4,140,105
Warehouse, delivery, selling, general and administrative	161,514	618,296	46,594	(54,286)	772,118
Depreciation and amortization	6,191	49,994	1,267	—	57,452

	701,184	4,111,528	255,320	(98,357)	4,969,675
Operating income	11,613	497,063	17,319	54,348	580,343
Other income (expense):
Interest	(46,438)	(35,162)	(2,317)	23,675	(60,242)
Other income, net	261	77,325	5,207	(78,023)	4,770

Income (loss) before equity in earnings of subsidiaries and income taxes	(34,564)	539,226	20,209	—	524,871
Equity in earnings of subsidiaries	373,395	2,061	—	(375,456)	—

Income from continuing operations before income taxes	338,831	541,287	20,209	(375,456)	524,871
Provision for income taxes	10,786	180,597	5,443	—	196,826

Net income	$328,045	$360,690	$14,766	$(375,456)	$328,045

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$416,489	$423,019	$16,118	$(439,137)	$416,489
Equity in earnings of subsidiaries	(432,619)	(6,914)	—	439,137	(396)
Adjustments to reconcile net income to cash (used in) provided by operating activities	(35,862)	(262,576)	(2,268)	—	(300,706)

Cash (used in) provided by operating activities	(51,992)	153,529	13,850	—	115,387

Investing activities:
Purchases of property, plant and equipment	(10,500)	(104,250)	(4,796)	—	(119,546)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(329,402)	—	—	(329,402)
Net advances from subsidiaries	201,118	—	—	(201,118)	—
Other investing activities, net	1,056	3,027	16,115	—	20,198

Cash provided by (used in) investing activities	191,674	(430,625)	11,319	(201,118)	(428,750)

Financing activities:
Net (repayments) borrowings of debt	(30,200)	425,378	(591)	—	394,587
Dividends paid	(21,899)	—	—	—	(21,899)
Intercompany repayments	—	(173,280)	(27,838)	201,118	—
Other financing activities	26,746	(3,313)	—	—	23,433
Common stock repurchase	(114,774)	—	—	—	(114,774)

Cash (used in) provided by financing activities	(140,127)	248,785	(28,429)	201,118	281,347
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,325)	—	(1,325)

Increase (decrease) in cash and cash equivalents	(445)	(28,311)	(4,585)	—	(33,341)
Cash and cash equivalents at beginning of period	2,379	56,517	18,127	—	77,023

Cash and cash equivalents at end of period	$1,934	$28,206	$13,542	$—	$43,682

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$328,045	$360,690	$14,766	$(375,456)	$328,045
Equity in earnings of subsidiaries	(373,395)	(2,061)	—	375,456	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	29,493	36,144	(8,995)	—	56,642

Cash (used in) provided by operating activities	(15,857)	394,773	5,771	—	384,687

Investing activities:
Purchases of property, plant and equipment	(5,744)	(80,824)	(1,782)	—	(88,350)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(108,969)	(148,671)	—	—	(257,640)
Net advances from subsidiaries	233,984	—	—	(233,984)	—
Other investing activities, net	121	1,866	84	—	2,071

Cash provided by (used in) investing activities	119,392	(227,629)	(1,698)	(233,984)	(343,919)

Financing activities:
Net (repayments) borrowings of debt	(20,200)	150,422	(39,823)	—	90,399
Dividends paid	(18,216)	—	—	—	(18,216)
Intercompany (repayments) borrowings	—	(272,558)	38,574	233,984	—
Other financing activities	17,390	—	—	—	17,390
Common stock repurchase	(82,167)	—	—	—	(82,167)

Cash provided by (used in) financing activities	(103,193)	(122,136)	(1,249)	233,984	7,406
Effect of exchange rate changes on cash and cash equivalents	—	—	354	—	354

Increase in cash and cash equivalents	342	45,008	3,178	—	48,528
Cash and cash equivalents at beginning of period	2,556	45,189	9,730	—	57,475

Cash and cash equivalents at end of period	$2,898	$90,197	$12,908	$—	$106,003

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth certain income statement data for the three- and nine-month periods ended September 30, 2008 and 2007 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$2,572,836	100.0%	$1,812,092	100.0%	$6,576,074	100.0%	$5,550,018	100.0%
Gross profit (1)	624,048	24.3	439,964	24.3	1,703,261	25.9	1,409,913	25.4
S,G&A expenses	328,446	12.8	252,017	13.9	907,720	13.8	772,118	13.9
Depreciation expense	20,745	0.8	17,004	0.9	57,316	0.9	49,602	0.9
Amortization expense	6,265	0.2	2,787	0.2	12,504	0.2	7,850	0.1

Operating income	$268,592	10.4%	$168,156	9.3%	$725,721	11.0%	$580,343	10.5%

(1)	Gross profit is Net sales less Cost of sales.
2008 Acquisitions
Acquisition of PNA Group Holding Corporation
On August 1, 2008, we acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), through our wholly-owned subsidiary RSAC Management Corp., a California corporation (“RSAC Management”), in accordance with the Stock Purchase Agreement dated June 16, 2008. We paid cash consideration of approximately $321.0 million, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725.2 million, paid related tender offer and consent solicitation premium payments of approximately $54.8 million and incurred direct acquisition costs of approximately $2.4 million for a total transaction value of approximately $1.1 billion. We funded the acquisition with proceeds from our new $500 million senior unsecured term loan and borrowings under our existing $1.1 billion syndicated revolving credit facility.
PNA’s subsidiaries include the operating entities Delta Steel, LP, Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, LP and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA operates 23 steel service centers throughout the United States, as well as five joint ventures with seven additional service centers in the United States and Mexico. PNA’s net sales for the two months ended September 30, 2008 were approximately $421.5 million.
Acquisition of HLN Metal Centre Pte. Ltd.
On September 17, 2008, we acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. (“HLN Metal”). The primary business of Singapore-based HLN Metal involves the processing and distribution of custom machined materials and the sawing of metal products and components. Net sales of HLN Metal during the period from September 17, 2008 through September 30, 2008 were approximately $0.2 million.
Acquisition of Dynamic Metals International LLC
Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel

Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the six months ended September 30, 2008 were approximately $5.6 million.
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
Acquisition of Encore Group
As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube Limited Partnership in Canada) headquartered in Edmonton, Alberta, Canada. The Encore Group was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. The Encore Group specializes in the processing and distribution of alloy and carbon steel bar and tube, as well as stainless steel sheet, plate and bar, through its currently 13 facilities located mainly in Western Canada. The net sales of the Encore Group for the eleven months ended December 31, 2007 were approximately $208 million. Effective January 1, 2008, we sold certain assets and the business of the Encore Coils division for total proceeds of approximately $16.1 million. The net sales of Encore Coils during the year ended December 31, 2007 were approximately $37 million. We retained one of the Encore Coils facilities to perform toll processing services until we sold those assets in October 2008. Costs related to the sale and the resulting loss from the sale were not material.
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
Acquisition of Industrial Metals and Surplus, Inc.
Also on January 2, 2007, we purchased, through our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc. (“Siskin”), the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. We expect to combine Siskin’s Georgia Steel Supply Company division located in Atlanta with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2007 were approximately $115 million. Industrial Metals and Athens Steel now operate as divisions of Siskin.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
In the three months ended September 30, 2008, our consolidated net sales increased 42.0% to a record $2.57 billion compared to $1.81 billion for the three months ended September 30, 2007. This includes a 27.1% increase in tons sold and a 12.8% increase in our average selling price per ton sold. Our purchase of PNA on August 1, 2008 contributed significantly to the increase in our 2008 third quarter sales, with $421.5 million in sales from PNA for the two months that we owned them. PNA sells primarily carbon steel products, which increased to 60% of our 2008 third quarter sales compared to 46% in the 2007 third quarter.
Same-store sales, which exclude the sales of our 2008 and 2007 acquisitions, were $1.98 billion in the 2008 third quarter, up 18.6% from the 2007 third quarter, with a 4.4% decrease in our tons sold and a 25.2% increase in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip and Feralloy Corporation.)
The decline in our same-store tons sold in the 2008 third quarter compared to the 2007 third quarter was due to generally lower demand in all markets that we sell to, except for energy. Although demand has slowed in 2008, we have not seen significant declines at this time. However, our September volume did decline from our July and August levels and we anticipate continued declines in demand throughout the 2008 fourth quarter. This is due to both the typical seasonal slowness experienced in the fourth quarter due to holiday closures at many of our customers, along with cautious buying due to the current economic climate, especially if our customers begin to have difficulty obtaining adequate credit.
Our same-store average selling price has increased significantly throughout 2008 mainly because of increased costs for carbon steel products, with the most significant increases in the 2008 second quarter that remained in effect for most of the 2008 third quarter. Costs for carbon steel products increased to record levels in mid-2008 primarily due to increased raw material costs and reduced imports into the US, limiting availability of these products. Due to the worsening economic conditions and uncertainty about end demand, especially heading into the seasonally slow fourth quarter, prices for carbon steel products began to decline during September 2008 with further price decreases announced for deliveries in October and November 2008. We are uncertain as to price levels for carbon steel products beyond November. We also expect lower selling prices for aluminum and stainless steel products in the 2008 fourth quarter from third quarter levels.
Total gross profit increased 41.8% to $624.0 million for the 2008 third quarter compared to $440.0 million in the 2007 third quarter. Our gross profit as a percentage of sales in the 2008 third quarter was 24.3%, the same as in the 2007 third quarter, but down from 28.0% in the 2008 second quarter. The decline in gross profit margin from the preceding quarter is typical given the pricing environment for carbon steel products. In the 2008 second quarter when our suppliers were announcing price increases, we were able to pass these increases along to our customers before we received the higher cost metal in our inventory, expanding our gross profit margins. During the 2008 third quarter, our supplier prices leveled off and then began to decline and as we received the higher cost metal into our inventory, our gross profit margins narrowed. Our gross profit margin was also impacted by our acquisition of PNA on August 1, 2008. Historically, the PNA companies have operated at lower gross profit levels than the Reliance companies. Excluding the PNA companies from the 2008 third quarter would have resulted in a gross profit margin of 25.7%, 1.4% higher than our consolidated margin of 24.3%. We expect to improve PNA’s gross profit margins over time, however, given the current economic and pricing environment this may take longer than we originally anticipated.
Further, our LIFO reserve adjustment, which is included in our cost of sales and therefore gross profit, was significantly larger in the 2008 third quarter compared to the 2007 third quarter. In the 2008 third quarter our LIFO reserve adjustment resulted in expense of $79.0 million (before tax), or $0.67 earnings per diluted share (after tax). In the 2007 third quarter our LIFO reserve adjustment resulted in expense of $12.5 million (before tax), or $0.10 earnings per diluted share (after tax). We have revised our estimate of our 2008 year-end LIFO reserve increase to $150.0 million plus an additional $60.0 million of LIFO reserve increase related to the PNA companies for a total estimated 2008 LIFO expense of $210.0 million. Our previous estimate for full year 2008 LIFO expense was $115.0 million. We increased our LIFO estimates mostly because of the acquisition of PNA. The significant amount of estimated LIFO expense for PNA is because the PNA companies carry and have historically carried higher inventory levels of carbon steel products than the Reliance companies. Because of these factors, we anticipate that PNA will have inventory with some of the record high costs in their 2008 year-end inventory, especially given expectations of reduced sales volumes in the fourth quarter.
PNA accounted for $24.0 million out of the total $79.0 million LIFO reserve adjustment and related charge to cost of sales in the 2008 third quarter. We also increased our LIFO estimate excluding PNA because carbon pricing stayed higher longer into the third quarter, especially for plate and heavy structural products, which will cause our year-end average cost in inventory to be higher than we had previously expected. We currently estimate LIFO expense of $73.5 million in the 2008 fourth quarter. Our 2007 third quarter LIFO expense, on the other hand, was primarily driven by increasing stainless steel costs during 2007. Carbon steel costs were relatively flat throughout 2007.
Our 2008 third quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $76.4 million, or 30.3%, from the 2007 third quarter primarily due to the PNA acquisition on August 1, 2008. As a percent of sales, our 2008 third quarter S,G&A expenses were 12.8% compared to 13.9% in the 2007 third quarter. The increase in carbon steel pricing in the 2008 third quarter helped to lower the ratio of our expenses as a percent of sales. Also, the acquisition of the PNA companies favorably impacted our SG&A expenses as a percentage of sales as PNA has operated at a lower historical expense level than the Reliance companies.
Depreciation expense for the 2008 third quarter was $20.7 million compared to $17.0 million in the 2007 third quarter. The increase was mostly due to the additional depreciation expense from our 2007 and 2008 acquisitions along with depreciation on new assets placed in service throughout 2007 and so far in 2008. Amortization expense increased $3.5 million in the 2008 third quarter primarily due to additional amortization expense from the PNA acquisition. The purchase price allocation for the PNA companies is preliminary at this point, which may impact our depreciation and amortization expense assumptions going forward.
Our 2008 third quarter operating income was $268.6 million, resulting in an operating income margin of 10.4%, compared to $168.2 million, or a 9.3% operating income margin in the same period of 2007. The improvement was mainly because of the higher carbon steel pricing that allowed us to generate more operating profit dollars as well as the favorable impact of the PNA acquisition on our operating expenses as a percentage of sales.
Interest expense for the 2008 third quarter increased $3.4 million, or 16.5%, mainly due to the $1.1 billion of borrowings incurred to finance the acquisition of PNA on August 1, 2008, offset somewhat by lower financing costs in the 2008 third quarter compared to the 2007 third quarter.
Our effective tax rate in the 2008 third quarter of 37.7% was relatively consistent with our 2007 third quarter rate of 37.5%.
Net income for the 2008 third quarter increased $58.9 million, or 63.0%, also due to higher carbon steel pricing and the additional net income of PNA of approximately $8.5 million during the two-month period ended September 30, 2008. The PNA net income for this two-month period ended September 30, 2008 is net of LIFO expense of $24.0 million ($14.9 million after tax) as discussed above.
We typically provide earnings per share guidance for the current quarter in our quarterly press release and earnings conference call. However, due to the significant uncertainty currently surrounding our expectations of both demand and pricing, we did not provide such guidance for the 2008 fourth quarter.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
In the nine months ended September 30, 2008, our consolidated net sales increased 18.5% to $6.57 billion compared to $5.55 billion for the nine months ended September 30, 2007. This includes a 7.8% increase in tons sold and a 10.5% increase in our average selling price per ton sold. Same-store sales, which exclude the sales of our 2008 and 2007 acquisitions, were $5.67 billion in the 2008 nine-month period, up 9.3% from the 2007 nine-month period, with a 2.1% decrease in our tons sold and a 12.2% increase in our average selling price per ton sold.
Our consolidated sales included $421.5 million from PNA. The decline in our same-store tons sold in the 2008 nine-month period compared to 2007 was due to general slowing in all markets that we sell to except for energy, compared to 2007 levels. Our same-store average selling price has increased significantly throughout 2008 mainly because of increased costs for carbon steel products, with the most significant increases in the 2008 second quarter.

Costs for carbon steel products began to decline during September 2008 with further price decreases announced for deliveries in October and November 2008.
Total gross profit increased 20.8% to $1.70 billion for the 2008 nine-month period compared to $1.41 billion in the 2007 nine-month period. Our gross profit as a percentage of sales in the 2008 nine-month period was 25.9% compared to 25.4% in the 2007 nine-month period. The improvement in our 2008 gross profit margins is mainly due to the carbon steel price increases effective in 2008, with the most significant increases in the second quarter that allowed us to expand our margins as we passed price increases to our customers before we received the higher cost material in our inventory. LIFO reserve adjustments also significantly reduced the 2008 nine-month period gross profit.
In the 2008 nine-month period our LIFO reserve adjustment resulted in expense of $136.5 million (before tax), or $1.15 earnings per diluted share (after tax), mainly due to the significant increases for carbon steel products experienced in 2008. In the 2007 nine-month period our LIFO reserve adjustment resulted in expense of $45.0 million (before tax), or $0.37 earnings per diluted share (after tax).
For the 2008 nine-month period, our S,G&A expenses increased $135.6 million, or 17.6%, from the 2007 nine-month period and were 13.8% as a percentage of sales, down slightly from 13.9% in the 2007 nine-month period.
Depreciation expense for the 2008 nine-month period was $57.3 million compared to $49.6 million in the 2007 nine-month period. The increase was mostly due to the additional depreciation expense from our 2007 and 2008 acquisitions along with depreciation on new assets placed in service throughout 2007 and so far in 2008. Amortization expense increased $4.7 million in the 2008 nine-month period primarily due to the additional amortization expense from our 2007 and 2008 acquisitions.
Our 2008 nine-month period operating income was $725.7 million, resulting in an operating income margin of 11.0%, compared to $580.3 million, or a 10.5% operating income margin in the same period of 2007. The improvement in the operating income margin was mainly because of the higher carbon steel pricing.
Interest expense for the 2008 nine-month period decreased $3.6 million or 5.9% mainly due to lower outstanding borrowings and lower interest rates during most of the 2008 period as compared to 2007. However, due to our $1.1 billion acquisition of PNA on August 1, 2008, our borrowing levels have increased significantly.
Our effective tax rate in the 2008 nine-month period of 37.7% was relatively consistent with our 2007 nine-month period tax rate of 37.5%.
Net income for the 2008 nine-month period increased $88.4 million or 27.0%. The improvement was mainly because of the higher carbon steel pricing and our 2007 and 2008 acquisitions.
Liquidity and Capital Resources
At September 30, 2008, our working capital was $1.97 billion, up from $1.12 billion at December 31, 2007. The overall increase was primarily from the additional working capital of PNA and increased pricing levels for carbon steel products. Excluding the initial effect of acquisitions, the increase in working capital is mainly due to an increase in our accounts receivable and inventory balances of $230.2 million and $294.2 million, respectively, offset by an increase in accounts payable and other accrued liabilities of $136.6 million. Our working capital needs increased mainly because of the significant increases in costs for carbon steel products in 2008.
To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of September 30, 2008, our days sales outstanding were approximately 41 days, slightly up from our 2007 year-end rate of 40 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate during the 2008 nine-month period ended was about 4.0 times (or 2.8 months on hand). Excluding the PNA companies, our inventory turn rate was 4.3 times, down somewhat from 4.4 times in 2007. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. Because our costs for most metals are declining and because we also anticipate lower demand in the 2008 fourth quarter, we expect our working capital needs to be less in the near-term.

By reducing our working capital levels, mainly inventory and accounts receivable, we should generate increased cash flow from operations. If our working capital needs increased, we would expect to finance any such increases through operating cash flow or with borrowings on our revolving credit facility.
Our primary sources of liquidity are generally our internally generated funds from operations and our revolving credit facility. Cash flow provided by operations was $115.4 million in the nine months ended September 30, 2008 compared to $384.7 million in the nine months ended September 30, 2007. As noted above, the significant cost increases for carbon steel products in the 2008 nine-month period contributed to our increased working capital needs. We expect to generate positive cash flow from operations in the 2008 fourth quarter due to expected reductions in our working capital, primarily in our inventory levels, resulting from the normal seasonal slowness along with caution about pricing and volume declines.
Our outstanding debt (including capital lease obligations) at September 30, 2008 was $2.28 billion, up from $1.09 billion at December 31, 2007. On August 1, 2008, we increased our borrowings by approximately $1.1 billion to finance the acquisition of PNA and the related repayment or refinancing of PNA’s outstanding indebtedness. We funded this with $500 million from a new senior unsecured term loan (bearing interest initially at LIBOR plus 2.25%, with quarterly principal installment payments of $18.75 million and the balance due November 9, 2011) and with borrowings under our existing credit facility (bearing interest at LIBOR plus 0.55% or the bank prime rate, due November 9, 2011). At September 30, 2008, we had $915 million borrowed on our $1.1 billion revolving credit facility. Our net debt-to-total capital ratio was 48.1% at September 30, 2008; up from our 2007 year-end rate of 32.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). Our interest coverage ratio for the last twelve month period ended September 30, 2008 was approximately 11.6 times compared to our debt covenant requirement of 3.0 times (interest coverage ratio is calculated as net income plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). We are comfortable with this level of leverage in light of our plans to significantly reduce working capital during the 2008 fourth quarter and use the proceeds to pay down debt. At September 30, 2008, we had availability of $185 million on our $1.1 billion revolving credit facility. We are confident that with this level of liquidity we will be able to fund our working capital needs and service our debt in the near term; however, because of the global credit tightening, we are currently limiting our uses of cash to the most important capital expenditure items and maintaining dividends to our shareholders. Our free cash flow will primarily be used to reduce debt.
In the 2008 nine month period, we used our borrowings and cash flow to fund our increased working capital needs, capital expenditures of $119.5 million, acquisitions for $329.4 million (net of debt assumed or refinanced) and stock repurchases of $114.8 million. We generated cash proceeds of approximately $16.1 million in the 2008 nine-month period from the sale of our Encore Coils business.
At September 30, 2008, we also had $248 million of outstanding senior unsecured notes issued in private placements of debt and $600 million of public outstanding senior unsecured notes. The $248 million of outstanding private placement notes bear interest at a weighted average fixed rate of 5.86% and have a weighted average remaining life of 2.8 years, maturing from 2008 to 2013. On October 15, 2008, $25 million of these private placement notes became due and payable. We were able to use cash flow generated from operations to pay off these notes. The $600 million unsecured debt securities are comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.
We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35 million. There were no borrowings outstanding on these credit facilities at September 30, 2008 and December 31, 2007. Two other separate revolving facilities are in place for operations in China and another one for operations in the United Kingdom with total combined outstanding balances of $7.6 million and $8.9 million at September 30, 2008 and December 31, 2007, respectively.
Our $1.1 billion revolving credit facility, the $500 million senior unsecured term loan, and our privately placed senior unsecured notes require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The Company is in compliance with all debt covenants at September 30, 2008. Our public senior unsecured notes also include change of control provisions.
Capital expenditures were $119.5 million for the nine months ended September 30, 2008 compared to $88.4 million during the same prior year period. Our 2008 annual capital expenditure budget is approximately $210 million. Our 2008 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. As stated above, because of the current credit and economic climate, we have cut back on our fourth quarter capital expenditure spending and do not expect to reach our $210 million budgeted amount. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2008, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the impact of the PNA acquisition. The material off-balance sheet obligations of PNA represent their operating lease arrangements for property, plant and equipment. The future minimum lease payments on the PNA operating leases assumed by Reliance as part of the PNA acquisition amounted to approximately $110.0 million.
Proceeds from the issuance of common stock upon the exercise of stock options during the 2008 nine-month period were $17.1 million.
We anticipate that funds generated from operations and funds available under our $1.1 billion revolving credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. Our revolving credit facility can be increased from $1.1 billion to $1.6 billion upon approval of the lenders. Furthermore, based on our current capital structure and the existing provisions in our revolving credit facility agreement as amended on August 1, 2008, we are allowed to incur an additional $500 million of debt outside of our bank group.
On February 13, 2008, our Board of Directors declared a 25% increase in the regular quarterly cash dividend to $.10 per share of common stock.
In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock. Repurchased shares are treated as authorized but unissued shares. We repurchased approximately 2.4 million shares of our common stock during the 2008 nine-month period, at an average cost of $46.97 per share. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We currently have authorization to purchase approximately an additional 7.9 million shares under our plan. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
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
Goodwill
Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.14 billion at September 30, 2008, or approximately 18.7% of total assets, or 47.2% of consolidated shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Most recently completed annual impairment tests of goodwill were performed as of November 1, 2007 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2008 annual impairment tests of goodwill will be performed as of November 1, 2008.
Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, the recent declines in the market conditions for our products as well as in the price of our common stock could also significantly impact our impairment analysis. However, as of September 30, 2008, we have noted no indications of impairment.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. There have been no significant changes in our market risk factors since December 31, 2007 with the exception of our increased exposure to variable interest rate debt which we incurred in connection with the PNA acquisition. At September 30, 2008, our total variable interest rate debt outstanding amounted to approximately $1.42 billion which was primarily comprised of the borrowings on our revolving credit facility of $915 million and the $500 million senior unsecured term loan. A hypothetical 1% increase in interest rates would result in an additional $14.2 million of interest expense on an annual basis. With respect to commodity prices and related risks, even though there have been significant fluctuations in the prices of commodities to date in 2008, our exposure to commodity price risk remains consistent with the past as we continue to primarily purchase and sell in the “spot” market and react quickly to pass through to our customers changes in metals pricing. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in our December 31, 2007 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.

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
On August 1, 2008, the Company acquired PNA. In accordance with SEC regulations, management has elected to exclude PNA from its 2008 assessment of and report on internal control over financial reporting. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2008.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those discussed below related to our acquisition of PNA and the reduced liquidity resulting from it.
We may not realize the anticipated benefits of the acquisition of PNA.
Whether we will be able to achieve the anticipated benefits of the acquisition of PNA is subject to many uncertainties typically associated with any acquisition we undertake and general competitive factors in our business. If we fail to achieve such anticipated benefits, we would be likely to miss other market opportunities, which could negatively affect our business and our financial results.
We may forego certain acquisitions due to the current reduced liquidity levels
The acquisition of PNA has reduced liquidity and we may be required to forego certain opportunities, including acquisitions that we might have otherwise pursued. This may impact our ability to continue to grow the business at rates that we have in the past.
The current credit crisis may result in losses in the fair value of our defined benefit plan assets
The credit and liquidity crisis in the United States and throughout the global financial system triggered significant events and substantial volatility in world financial markets and the banking system that have had a significant negative impact on foreign and domestic financial markets. As a result, investment portfolios of our defined benefit plans, which had a fair value of $25.4 million at December 31, 2007, have incurred a significant decline. However, because the plans’ individual investments have and will fluctuate in response to changing market conditions, we cannot determine the amount of losses that will be recognized in subsequent periods, if any.
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

RELIANCE STEEL & ALUMINUM CO.
Dated: November 7, 2008	By:	/s/ David H. Hannah
David H. Hannah
Chairman and Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer