Form 10-K
period 2008-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2009-02-27
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2008 was approximately $4,860,000,000. As of January 31, 2009, 73,312,714 shares of the registrant’s common stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2009 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in “Risk Factors” may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:
•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could also have a severe negative impact on our gross profit.

•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the current economic recession. In the 2008 fourth quarter the effects of the depressed economy impacted our industry in a very significant and rapid manner from both demand and pricing perspectives. In addition to reducing our direct business activity, the financial viability of many of our customers is also threatened which may impact their ability to pay us amounts due, further affecting our financial condition and results of operations. We do not know how long the economic recession will last and our financial condition could worsen from current levels.

•	We operate in a very competitive industry and increased competition could reduce our gross profit margins and net income. In the fourth quarter of 2008 the destocking of inventory by our competitors as a result of price reductions from our suppliers significantly increased the competitive pressures and negatively impacted our gross profit margins.

•	Global economic factors may cause increased imports of metal products to the U.S., which may cause the cost of the metals we purchase to decline, which could also cause our selling prices and gross profits to decline.

•	Producers of carbon steel products have reduced production capacity to react to end demand levels. If the producers increase production levels without offsetting increases in end demand, metal costs could decline, which may cause our selling prices and gross profits to decline.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain well-qualified individuals, our results of operations may decline.

ii

•	Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations, which have grown as a percentage of our total operations to approximately 4% of net sales in 2008 based on where sales originated from.

•	The interest rates on our debt could change. The interest rates on our variable rate debt decreased in 2008, however, these rates may increase in the future.

•	We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business.

•	Our acquisitions might fail to perform as we anticipate or there could be significant negative events in our industry or the general economy that fundamentally alter our business model and outlook. This could result in an impairment charge to write off some or all of the goodwill and/or other intangible assets for that entity. Acquisitions may also result in our becoming responsible for unforeseen liabilities that may adversely affect our financial condition and liquidity. If our acquisitions do not perform as anticipated, our operating results also may be adversely affected.

•	Various environmental and other governmental regulations may require us to expend significant capital and incur substantial costs or may impact the customers we serve which may have a negative impact on our financial results.

•	We may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative impact on the market price of our common stock or the ratings of our debt.

•	If existing shareholders with substantial holdings of our common stock sell their shares, the market price of our common stock could decline.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may adversely impact your rights as a shareholder.

•	We may pursue growth opportunities that require us to increase our leverage ratios. This may cause our stock price to decline.

•	The volatility of our stock price has increased significantly. This volatility may continue in the future and may increase from current levels.
     The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements and review carefully the section captioned “Risk Factors” in Item 1.A of this Annual Report on Form 10-K for a more complete discussion of the risks of an investment in the Company’s securities.
This Annual Report on Form 10-K includes registered trademarks, trade names and service marks of the Company and its subsidiaries

iii

PART I
Item 1. Business
     We are the largest metals service center company in North America. Our network of metals service centers operates more than 200 locations in 38 states, Belgium, Canada, China, Mexico, Singapore, South Korea and the United Kingdom. Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. In addition to being diversified by products and customers, we are geographically diversified. We deliver products from facilities located across the United States and Canada, and have a growing international presence to support the globalization of our customers.
     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. We continued our growth strategy in 2008 with a small, strategic acquisition in April, followed by our largest acquisition to-date based on transaction value, with our $1.1 billion purchase of PNA Group Holding Corporation on August 1, and the purchase of a small business in Singapore in September. Overall, in 2008 we achieved our highest ever levels of net sales of $8.72 billion and net income of $482.8 million. The first nine months of 2008 were very strong for us, as well as for others in our industry; however, in the 2008 fourth quarter the effects of the depressed economy impacted our industry in a very significant and rapid manner. Even in this environment, we remained profitable in the 2008 fourth quarter. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and has somewhat lessened the impact of the current recession on our financial results, especially our minimal exposure to the auto and residential housing markets.
Industry Overview
     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate steel processor. Service centers comprise the largest single customer group for North American mills, buying and reselling more than 40% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the U.S. and Canada each year (Purchasing magazine, May 2008).
     In May 2008, the magazine Purchasing also reported that the North American (U.S. and Canada) metals distribution industry was estimated to have generated record revenues of about $143 billion in 2007 (the latest year for which such information is available), up from $126.5 billion in 2006, with the increase being primarily due to increased prices for nonferrous and specialty (especially aerospace-grade) metals.
     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to Purchasing, the number of intermediate steel processors and metal center facilities in North America has decreased from approximately 7,000 locations in 1980 to approximately 3,500 locations operated by more than 1,200 companies in 2007. This consolidation trend creates opportunities for us to expand by making acquisitions.
     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers. In recent years, consolidation at the carbon steel mill level has led to capacity rationalization and elevated the pricing levels for these products. We believe that service centers, like Reliance, with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.
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
     In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In the mid-1990’s we began to expand nationally and focused on acquiring well-run, profitable service center companies. We have continued that strategy, and in 2009, after seventy years of operating metals service center companies, we are the largest North American (U.S. and Canada) metals service center company, with over 200 locations and 2008 sales of $8.72 billion. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co.	1	Carbon steel
MetalCenter	1	Flat-rolled aluminum and stainless steel
Olympic Metals	1	Aluminum, brass, copper and stainless steel
Reliance Metalcenter	9	Variety of carbon steel and non-ferrous metal products
Reliance Steel Company	2	Carbon steel flat-rolled and plate
Tube Service Co.	6	Specialty tubing
Allegheny Steel Distributors, Inc.	1	Carbon steel
Aluminum and Stainless, Inc.	2	Aluminum sheet, plate and bar
American Metals Corporation
American Metals	3	Carbon steel
American Steel	2	Carbon steel
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals Europe S.P.R.L.	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Carbon steel bar, plate, structural and tubing
IMS Steel	1	Carbon steel bar, plate, structural and tubing
Chapel Steel Corp.	5	Carbon steel plate
Chatham Steel Corporation.	5	Carbon and stainless steel
Clayton Metals, Inc.	3	Aluminum and stainless steel flat rolled products and custom extrusions
Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structurals
Delta Steel, Inc.
Delta Steel	6	Carbon steel bar, flat rolled, plate, structural and tubing
Smith Pipe & Steel Company.	2	Carbon steel bar, flat rolled, plate, structural and tubing
Durrett Sheppard Steel Co., Inc.	1	Carbon steel bar, flat rolled, plate, structural and tubing
Earle M. Jorgensen Company
Earle M. Jorgensen	32	Specialty bar and tubing
Encore Metals USA	3	Stainless and alloy bar, plate and tube
Steel Bar	1	Carbon steel bars and tubing

Trade Name	No. of Locations	Primary Products Processed & Distributed
Everest Metals (Suzhou) Co., Ltd.	1	Aluminum plate and bar
Feralloy Corporation
Acero Prime (40%- owned)	3	Toll processing (slitting and leveling) of carbon steel
Feralloy	5	Flat-rolled steel service centers
Feralloy Processing Company (51%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Indiana Pickling & Processing (45%-owned)	1	Toll processing (pickling) of carbon steel
Oregon Feralloy Partners (40%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Infra — Metals Co.	6	Carbon steel, bar, plate, structural and tubing
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3	Full-line service centers
Custom Fab Company	1	Metal fabrication
Good Metals Company	1	Tool and alloy steels
Hagerty Steel & Aluminum Company	1	Plate and flat-rolled carbon steel
Lusk Metals	1	Precision cut aluminum plate and aluminum sheet and extrusions
Metals Supply Company, Ltd.	2	Carbon steel bar, flat-rolled, plate, structural bar and tubing
Metalweb Limited	4	Aluminum sheet, plate and bar
Pacific Metal Company	7	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	8	Carbon steel bars, flat-rolled, plate, structural and tubing
Phoenix Corporation
Phoenix Metals Company	11	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Flamecutting and Steel, Inc.	1	Carbon , alloy, and HSLA steel plate
Precision Strip, Inc
Precision Strip	10	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Precision Strip de Mexico	1	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Reliance Metalcenter Asia Pacific Pte. Ltd.	1	Aluminum plate, sheet and coil
Reliance Metals Canada Ltd.
Earle M. Jorgensen (Canada)	5	Specialty bar and tubing
Encore Metals	4	Stainless and alloy bar, plate and tube
Team Tube Canada ULC	5	Alloy and carbon steel tubing
Service Steel Aerospace Corp.
Dynamic Metals International	1	Maraging and specialty steels
Service Steel Aerospace	2	Stainless and alloy specialty steels
United Alloys Aircraft Metals	1	Titanium products
Sugar Steel Corporation	1	Carbon steel bar, plate, structural and tubing
Siskin Steel & Supply Company, Inc.
Siskin Steel	5	Full-line service centers
Athens Steel	1	Carbon steel structurals, flat-rolled and ornamental iron
East Tennessee Steel Supply	1	Carbon steel plate, bar and structurals
Industrial Metals and Surplus/Georgia Steel	1	Carbon steel structurals, flat-rolled and ornamental iron
Toma Metals, Inc.	1	Stainless steel sheet and coil
Valex Corp.
Valex	1	Electropolished stainless steel tubing and fittings
Valex China Co., Ltd..	1	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd.	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled carbon steel
Yarde Metals, Inc.	7	Stainless steel and aluminum plate, rod and bar

     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. We performed metals processing services, or first-stage processing, on approximately 35% of our sales orders in 2008 before distributing the product to manufacturers and other end-users. For more than 40% of our 2008 orders, we delivered the metal to our customer within 24 hours from receipt of an order, if the order did not require extensive or customized processing. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2008, we handled approximately 21,500 transactions per business day, with an average price of approximately $1,650 per transaction. Our net sales were $8.72 billion for the 2008 year. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to generate higher profits than those companies.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. In 2008 we continued our growth with the acquisition of PNA Group Holding Corporation, our largest to-date based on transaction value. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities during the last two years have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We will continue to evaluate acquisition opportunities and although we have currently placed acquisitions on hold because of the poor economic climate, we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.
Acquisitions
     In August 2008, we formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore company. On September 17, 2008, RMAP acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. We entered this market primarily to support existing customers that moved or expanded their operations to Asia. Net sales of RMAP during the period from September 17, 2008 through December 31, 2008 were approximately $1 million.
     On August 1, 2008, we acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), for a total transaction value of approximately $1.1 billion. PNA’s subsidiaries include the operating entities Delta Steel, Inc, Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA operates 23 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the five months ended December 31, 2008 were approximately $888 million.
     Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. Dynamic’s net sales for the nine months ended December 31, 2008 were approximately $9 million.
     Effective October 1, 2007, we acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb’s net sales for the year ended December 31, 2008 were approximately $46 million. Metalweb has been re-registered as Metalweb Limited.
     On July 1, 2007, we acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals’ net sales for the year ended December 31, 2008 were approximately $92 million. We closed the North Carolina location in early 2009.
     As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its facilities located mainly in Western Canada. The net sales of the Encore Group for the year ended December 31, 2008 were approximately $188 million. On January 1, 2008 we sold certain assets and the business of the Encore Coils division and in October 2008 we sold the remaining assets and business of the Encore Coils division. The Canadian Encore Group businesses now operate as divisions or subsidiaries of Reliance Metals Canada Limited.
     On January 2, 2007, we purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2008 were approximately $147 million.
     Also on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Siskin’s Georgia Steel Supply Company division located in Atlanta has been combined with the Industrial Metals operations. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2008 were approximately $137 million. Industrial Metals and Athens Steel now operate as divisions of Siskin.
Other Developments
     In 2008, our focus on organic growth continued and included the opening of new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $151.9 million. Phoenix Metals Company opened a new facility near St. Louis, Missouri, and Siskin Steel opened a new facility in Louisville, Kentucky. We built and opened new facilities for Earle M. Jorgensen Company in Richmond, Virginia, Metals Supply Company in Dallas, Texas, and Infra-Metals Co. in Petersburg, Virginia. American Steel relocated its Portland operation to a newly-built, more efficient facility. Precision Strip, Inc. opened a new facility in Mexico to support a key domestic customer and also expanded certain of its U.S operations. We expanded and improved our existing facilities for Chatham Steel in Birmingham, Alabama, Durrett Sheppard Steel Co. in Baltimore, Maryland, Infra-Metals in Tampa, Florida, Liebovich Bros. in Rockford, Illinois, and Reliance Metalcenter in Salt Lake City, Utah. We are in the process of building a new, larger facility for PDM Steel Service Centers Las Vegas, Nevada operation which should be completed in early 2009. Our 2008 budget was $210 million, with the majority of the amount related to growth projects. As the economy deteriorated in 2008, we pulled back on our capital expenditures. We have also closed a few small operations and may close additional facilities if business conditions warrant such action. Our 2009 capital expenditure budget is $80 million. Although a large portion of this amount is growth related, we reduced our 2009 budget significantly to focus our use of cash on debt paydowns. We have many additional growth projects that we expect to initiate once we are comfortable that the economic outlook has improved. Because of the significant capital expenditures we have made to replace and improve our equipment and facilities over the past few years, our 2009 maintenance costs are not burdensome.
     Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines and monitor adherence to proper financial controls, while our division managers and subsidiary officers have virtual autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial, management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.
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
     We have more than 125,000 metals service center customers in various industries. Our customers are manufacturers and end-users in the general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services, but not metal, to larger customers, such as mills and original equipment manufacturers (OEM’s), and in larger annual volumes than we have experienced historically. Precision Strip has also indirectly increased our participation in the auto and appliance end markets with the auto exposure primarily relating to the processing and delivery of metal for the transplants, or “New Domestic” companies.
     Our metals service centers wrote and delivered over 5,290,000 orders during 2008 at an average price of approximately $1,650 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers as well as have repeat business. In 2008, approximately 85% of our orders were from repeat customers. With our fleet of approximately 1,820 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.
     Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. Approximately 7% of our 2008 net sales or $576 million were to international customers (based on the shipping destination), with approximately 66% of these sales or $380 million to Canadian customers. Approximately 77% of our Canadian sales or $293 million were made by our EMJ Canada and Encore Canada locations. However, net sales of our international locations (based on where the shipments originated from) accounted for only 4% of our 2008 net sales or $377 million.
     Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in many industries, we believe that the effect of such changes on us is significantly reduced. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and have the versatility to service different end markets when an existing market slows. However, we have not escaped the negative impacts of the current crisis. Due to the economic recession that technically began in December 2007, along with the financial crisis that has spread to global markets, we are concerned about the viability of customers in all of our end markets and geographic areas at this time. We sell very little metal to the auto and residential housing markets which have been severely depressed beginning in 2007 and continue to worsen. Because of this, our business was strong through most of 2008 until the industrial economy tightened in the 2008 fourth quarter. Our customers are buying minimal amounts of metal from us and many have limited access to capital if additional capacity is needed.
     The reduced buying patterns of our customers have created extremely competitive markets for service centers. This has caused Reliance to lower selling prices to retain volume which has negatively impacted our profit margins. However, we believe that our ability to service customer orders in small quantities and with next day service provides a substantial advantage to metal buyers in the current environment. We are uncertain as to when demand from our customers will improve and believe that increased demand is needed to support increased prices for metal products.
     Although many customers requested extended payment terms in 2008, our 2008 days sales outstanding in receivables was at 42 days at December 31, 2008 (based on two month period ended December 31, 2008), compared to 40 days at December 31, 2007. Most customers pay in 30 to 60 days. Our DSO rate trended up slightly due to the PNA acquisition, as many of the PNA companies have slightly longer payment terms than the Reliance companies. We are very comfortable with our current DSO rate; however, we have noted some increased closures and bankruptcy filings in our customer end markets that we serve, as reflected in the increase in our accounts receivable reserve. Our total accounts receivable write-offs in 2008 were only $8.1 million, or 0.09% of sales. We continue to see increased customer credit issues across all of our end markets and all of our geographic areas. Although we have not incurred any substantial losses through February 2009, we may incur increased write-offs in 2009 compared to our historical amounts. To have a material impact on our financial statements, multiple customers would have to default, as our largest customer in 2008 represented 2.3% of our sales, and all other customers were less than 1% of our sales, with only 13 customers having total 2008 sales greater than $25 million.

     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Midwest region of the United States has become our largest market. Although our sales dollars in each of these regions have increased, the percent of total sales in each region has changed due to our growth. California represented 14% of our 2008 sales, which was a significant decrease from 45% of our 1997 sales. The Midwest region, which we entered in 1999, is now our largest market and represented 26% of our 2008 sales.
     The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2008	2007	2006
Midwest	26%	25%	23%
Southeast	19%	19%	20%
West/Southwest	16%	12%	14%
California	14%	16%	17%
Pacific Northwest	6%	8%	9%
Northeast	6%	6%	4%
Mid-Atlantic	5%	4%	4%
Mountain	4%	5%	5%
International	4%	5%	4%

Total	100%	100%	100%
Suppliers
     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Gerdau Ameristeel Corporation (including Chaparral Steel Company), Evraz Claymont Steel, Evraz Oregon Steel Mills, Mittal Steel, Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. Allegheny Technologies Incorporated, AK Steel, and North American Stainless supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Alcan Aluminum Limited, Aleris International, Inc. and Kaiser Aluminum Corp.
     During 2001 through 2003, many domestic steel mills entered bankruptcy proceedings which resulted in significant consolidation at the carbon steel mill level. The primary domestic mills have exercised pricing discipline since this time resulting in higher prices for carbon steel products beginning in 2004. The mills have exercised their discipline by reducing their production capacity when a supply demand imbalance was anticipated. In general, the higher prices for carbon steel have been supported since 2004 by limited imports to the US due to strong global demand and a weak US dollar, and increased raw material costs. Although there has been volatility in carbon steel pricing since 2004, the low end of the pricing has been at historically high levels. In 2008, mill pricing for carbon steel products almost doubled in the first half of the year and then declined rapidly at the end of 2008 due to the poor global demand levels. However, the mills reduced their capacity to less than 50% as they saw the significant deterioration in demand levels. We believe this has prevented carbon steel pricing from falling further and will support a “bottom” in pricing that is still at a historically high level. Costs for aluminum and stainless steel products also declined in 2008. Aluminum prices increased earlier in the year and then fell significantly in the last half of 2008 to levels that we believe will cause aluminum mills to operate at a loss. Until there is a meaningful improvement in demand we do not anticipate metal prices to increase from current levels. In addition, further demand weakening, domestic mills increasing production without offsetting demand increases or increased imports to the US could weaken pricing.
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

Products and Processing Services
     We provide a wide variety of processing services to meet each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. Our product mix has changed mainly as a result of our acquisitions. Flat-rolled carbon steel products are generally the most volatile and competitive products in terms of pricing and accounted for only 10% of our 2008 sales. For orders that do not require extensive or specialized processing, we often deliver to the customer within 24 hours after receiving the order. Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2008	2007	2006
	13%	11%	13%	carbon steel plate
	12%	9%	10%	carbon steel tubing
	10%	10%	9%	carbon steel bar
	10%	7%	7%	carbon steel structurals
	5%	3%	3%	hot rolled steel sheet and coil
	3%	4%	5%	galvanized steel sheet and coil
	2%	2%	2%	cold rolled steel sheet and coil

Carbon Steel	55%	46%	49%

	6%	7%	6%	aluminum bar and tube
	4%	5%	6%	heat-treated aluminum plate
	4%	4%	4%	common alloy aluminum sheet and coil
	1%	2%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	16%	19%	18%

	7%	10%	9%	stainless steel bar and tube
	5%	6%	6%	stainless steel sheet and coil
	2%	3%	3%	stainless steel plate

Stainless Steel	14%	19%	18%

	6%	7%	4%	alloy bar and rod
	1%	1%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	8%	9%	6%

	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	5%	5%	7%	miscellaneous, including brass, copper and titanium

Total	100%	100%	100%
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
     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2008, we delivered more than 40% of our orders within 24 hours. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

     Few metals service centers offer the full scope of processing services and metals that we provide. In 2008, we performed processing services for approximately 35% of our sales orders. Our primary processing services are described below:
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

Marketing
     As of year-end 2008, we had approximately 1,700 sales personnel located in 42 states, Belgium, Canada, China, France, Mexico, Singapore, South Korea, Thailand and the United Kingdom that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.
Industry and Market Cycles
     We distribute metal products to our customers in a variety of industries, including non-residential construction, manufacturing, transportation, aerospace, energy and semiconductor fabrication. Many of the industries in which our customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. However, our diversity could not overcome the effect of the global economic downturn and financial crisis in our 2008 fourth quarter and thus far into 2009, as the recession has significantly affected all industries.
     During the first nine months of 2008, demand levels from our customers were relatively strong and down only slightly from 2007 levels. The energy, non-residential construction and aerospace markets were the strongest markets for us during this period. We sell minimal amounts of metal directly to the auto or residential housing markets, which somewhat shielded us from the poor U.S. economy during 2007 and the first nine months of 2008. The healthy demand levels, along with increased raw material costs and limited imports of carbon steel products into the U.S. in 2008 supported significant price increases in the first half of the year. Benchmark carbon steel hot-rolled coil prices increased from about $563 per ton at the end of 2007 to $1,080 per ton in May and June of 2008 (according to American Metal Market). We had never experienced such rapid and significant price increases for carbon steel products, except in 2004. We were initially uncertain as to our customers’ tolerance to accept these price increases in advance of our receipt of the higher cost inventory. However, we were successful in pushing these price increases to our customers and were able to expand our gross profit margins during the first nine months of 2008.
     Throughout 2008, we were aware of the difficulties being experienced in the economy; however, we did not feel the impact of this in our business until the 2008 fourth quarter. Demand and pricing for our products started to decline somewhat in October, and then deteriorated rapidly beginning in November and continuing into 2009. As of February 2009, we believe that both demand and pricing for most products has somewhat stabilized, albeit at the lower levels experienced in the 2008 fourth quarter with December 2008 benchmark carbon steel hot-rolled coil prices at $560 per ton (according to American Metal Market).
     Managing through both price and demand volatility is a normal part of our business and we have successfully managed through such cycles for many years. However, the 2008 cycles were more dramatic than those we have experienced historically. Because of the dramatic reduction in demand in the 2008 fourth quarter, mills cut prices leaving most service centers with large amounts of material on hand at a higher cost than replacement cost. In reaction to this, service centers, including Reliance, entered an inventory destocking mode to try to clear out their higher cost material and replace it with the lower cost material. However, poor customer demand required that selling prices be lowered, which resulted in significant gross profit margin pressures pushing many service center companies into a fourth quarter operating loss. We were able to remain profitable during this period.
     Although there was significant volatility in metals pricing in 2008, especially carbon steel products, current prices are at reasonably high levels on a historical basis. In reaction to the significant demand declines, carbon steel mills, in late 2008 and early 2009, reduced production levels to less than 50% of capacity. We believe this is a positive action for the metals industry to reduce supply to better match demand and allow pricing to be maintained. We believe that carbon steel prices have reached a bottom of about $500 per ton in early 2009. Prices for certain aluminum products declined by about 30% in the last five months of 2008. Stainless steel prices were less volatile in 2008 than in 2007 and we believe that they will be even less volatile in 2009. Although we believe that prices for metal products have somewhat stabilized at February 2009 levels, they could drop further. We do not anticipate any meaningful increases in prices until demand improves. We are uncertain as to the demand outlook at this time.

     Fluctuations in the cost of our materials affect the prices we can charge to our customers. We have historically been able to pass increases in metal costs on to our customers as costs typically increase due to strong demand. In the current environment we expect continued pressure on our profit margins. We cannot guarantee that the margin between our metal costs and selling prices will improve or decline from or remain at the levels experienced during the 2008 fourth quarter, especially if demand declines further or if costs of domestic metals decline. If metals costs and related selling prices remain at current levels or increase, we should be able to remain profitable.
Competition
     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, although competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported in the May 2003 issue of Purchasing magazine, it is estimated that there were approximately 3,500 intermediate steel processors and metals service center facilities in North America in 2003. Purchasing magazine has identified Reliance as the largest metals service center company in North America (based upon 2007 revenue). According to the May 2008 issue of Purchasing magazine, the 2007 revenues for the five largest North American metals service center companies ranged from $3.2 billion to $7.3 billion for total revenues of $23.6 billion, which represents approximately 16.5% of the estimated $143 billion total revenue for the metals service center industry in 2007. Our 2007 sales of $7.26 billion represented approximately 5.1% of the estimated $143 billion industry total. We are now the largest North American metals service center company on a revenue basis.
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
     In the fourth quarter of 2008, when both customer demand and metal pricing were rapidly deteriorating, competition in the metals service center industry reached a level that we have not experienced before. Because of the sudden slowing in demand, service centers had higher quantities of metal on hand than they would typically carry to support their demand base. In addition, the inventory on hand was at a higher cost than the replacement cost of the metal being sold by the mills. This environment allowed customers to demand that service centers lower their prices to be more in line with current replacement cost, even if the service center had to fill the order with higher cost metal. This eroded gross profit margins on these orders. The competition was further heightened because of the general lack of credit availability, motivating many service centers to liquidate as much inventory as possible. These competitive forces have continued into the 2009 first quarter. We believe that both demand and pricing will need to stabilize before the competitive pressures lessen. As long as there are service centers trying to convert inventory to cash without regard to profit levels, we will be required to lower our prices to be competitive. This has, and could continue to, reduce our profit margins.
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
     In 2008, 23 divisions and 14 subsidiaries of Reliance, at a total of 95 facilities, maintained ISO 9001-2000 certifications; however, we do not expect to obtain the certification for any additional facilities at this time. The ISO 9001-2000 quality standard includes a matrix to record and review customer satisfaction and organizes the quality standard requirements to around eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that for the types of products and services which most of our facilities provide, very few of our customers require such certification and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allowed our facilities to improve their efficiency and the quality of products and services provided to our customers.
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
Systems
     We have converted our Reliance divisions and certain of our subsidiaries from various software programs to the Stelplan™ and eStelplan™ manufacturing and distribution information systems. Stelplan™ is a registered trademark of Invera, Inc. Stelplan™ is an integrated business application system with functions ranging from order entry to the generation of financial statements. Stelplan™ was developed specifically for the metals service center and processor industry. Stelplan™ also provides information in real time, such as inventory availability, location and cost. With this information, our marketing and sales personnel can respond to our customers’ needs more efficiently and more effectively.
     Certain of our subsidiaries use other vendor or in-house developed systems to support their operations, including EMJ at its 40 locations. The basic functionality of the software is similar to Stelplan™ but in many instances has been designed specifically for each of their operations with features to accommodate the products that they carry, automated equipment interfaces, or other specialized needs. These systems are included in our internal control testing. A common financial reporting system is used company-wide. We have initiated efforts to allow us to identify the appropriate system solutions to provide a common ERP platform across our operating companies and to develop more efficient means of consolidating data. This will be a multi-phased, multi-year project that will be pursued and implemented in a manner to limit both operational and financial risk.
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
     Certain of our operations sell metal to foreign customers, subjecting us to various export compliance regulations. We have implemented a Corporate export compliance function to monitor adherence to our export compliance policy and to provide appropriate training to our operating personnel. Although the actual dollar amount of our sales that are subject to these regulations are not material, penalties assessed to any violations may be material. Although we have implemented policies and procedures to comply with export compliance regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.
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
Employees
     As of December 31, 2008, we had approximately 10,230 employees. Approximately 13% of the employees are covered by collective bargaining agreements, which expire at various times over the next five years. We have entered into collective bargaining agreements with 34 union locals at 38 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. Employees at certain of our locations have recently de-certified with their local unions and are now non-union employees. We have never experienced a significant work stoppage.
     Because of the poor economic conditions that began to impact our industry, and our company, in late 2008, we have made significant reductions in our workforce. In the 2008 fourth quarter, we eliminated about 800 jobs in our company, as our reduced business levels have made these changes necessary in order for us to maintain profitability. Personnel costs are the most significant variable cost that we have and are also the most impacted by changes in our order volumes. Therefore, we have eliminated many jobs, and will continue to do so if business levels continue to deteriorate. In addition, we have taken many other cost cutting measures including certain changes that impact our employees such as voluntary time off and reduced work weeks. In addition, many of our employees participate in various bonus programs based upon the financial results of a particular operation or the Company as a whole. Because of our expected lower profitability levels in 2009, we expect our compensation expense to be lower as our employees will receive lower bonuses than in 2008.
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
     We have substantial debt service obligations. As of December 31, 2008, we had aggregate outstanding indebtedness of approximately $1.77 billion. This indebtedness could adversely affect us in the following ways:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may not be available and if available, may be considerably more costly than our current debt costs;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations or other purposes;

•	some of the interest on debt is, and will continue to be, accrued at variable rates, which may result in higher interest expense in the event of increases in interest rates, which may occur in future periods;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited.
     Our existing debt agreements contain financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets or other companies or to pay dividends to our shareholders. Our failure to comply with these covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing availability under our credit facility. Our ability to obtain a waiver or amendment to our existing credit agreements may be limited or extremely costly in the current environment. In addition, any changes to our existing debt agreements or any new debt agreements may include substantially more restrictive covenants than in our current agreements. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
We may not be able to generate sufficient cash flow to meet our existing debt service obligations.
     Our annual debt service obligations until November 2011, when our revolving credit facility is scheduled to mature, will be primarily limited to interest and principal payments on multiple series of privately placed senior notes and our outstanding debt securities with an aggregate principal amount of $823 million, and on borrowings under our $1.1 billion credit facility and our $500 million term loan. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our credit facility or term loan when they mature in 2011, our private notes when they mature on various dates between 2009 and 2013 or our debt securities when they mature in 2016 and 2036. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect, however, our inability to generate sufficient cash flow to satisfy our debt obligations, or to timely refinance our obligations on acceptable terms, could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations. Beginning in the 2008 fourth quarter, our profit margins were negatively impacted because we had higher cost material in a rapidly declining price environment where customers demanded lower sales prices. Our profit margins could be impacted even further if metal prices continue to decline.
The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.
     We purchase large quantities of aluminum, carbon, alloy and stainless steel and other metals, which we sell to a variety of end-users. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so.

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
     Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operations. The U.S. economy technically entered an economic recession in December 2007 and this spread to many global markets in 2008. In late 2008, the metals industry, including service centers and Reliance, felt the effects of the recession. Both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, the financial viability of many of our customers is also threatened which may impact their ability to pay us amounts due, further affecting our financial condition and results of operations. We have little visibility as to the duration of the economic recession which may cause our financial condition to worsen from current levels.
The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased both its consumption and production of metals and metal products. Initially, China’s large and growing demand for metals significantly affected the metals industry by diverting supply to China and contributing to the global increases in metal prices. With China’s increased production of metals, it has become a net exporter of certain metals. While this development can affect global pricing, it has yet to have a significant impact on U.S. pricing or the pricing for our products. Any future downturn in China’s general economic conditions or increases in its export of metals could cause a reduction in metal prices globally, which could adversely affect our revenues, gross profit and net income. Due to the global recession in 2008, mills have significantly reduced their production capacities by idling production lines in an effort to maintain a steady supply and demand balance. Domestic carbon steel mills are operating at less than 50% of capacity in early 2009. We believe this has stabilized pricing levels. However, if mills begin to increase production without a corresponding increase in demand, prices may decline further. Global mills, including those in China, may react more irrationally than domestic mills.
     Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. The decline in the dollar relative to foreign currencies in recent years has resulted in increased prices for metals and metal products in the United States as imported metals have become relatively more expensive. In addition, when prices for metal products in the U.S. are lower than in foreign markets, metals may be sold in the foreign markets rather than in the U.S., reducing the availability of metal products in the U.S. which may allow the domestic mills to increase their prices. The dollar has increased in value relative to many other currencies in 2008 because of the global financial crisis; however, imports of metal into the U.S. did not increase significantly. If, in the future, the dollar continues to increase in value relative to foreign currencies, the U.S. market may be more attractive to foreign producers, resulting in increased supply that could cause decreased metal prices and adversely affect our revenues, gross profit and net income.
We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers’ specific industries could negatively impact our revenues, gross profit and net income.
     The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. For example, the economic recession that began in December 2007 significantly impacted our revenue levels due to both demand and pricing levels deteriorating beginning in the 2008 fourth quarter. This has also impacted our gross profit and net income levels as we have had to lower our selling prices to our customers faster than we have received lower cost metal into our inventory. The poor economic environment could cause our demand or pricing levels, or both, to continue to decline which could further reduce our revenues, gross profit and net income.

     We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy and transportation industries, including aerospace. The demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times or if there is a limited availability of products through allocation by the mills or otherwise, we may not have sufficient inventory to be able to provide products desired by our customers on a timely basis. In addition, if we are not able to diversify our customer base and/or increase sales of products to customers in other industries when one or more of the cyclical industries that we serve are experiencing a decline, our revenues, gross profit and net income may be adversely affected.
We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our revenues, gross profit and net income may decline.
     We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. Accordingly, these competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income. The significantly lower demand levels beginning in the 2008 fourth quarter have escalated competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. These competitive pressures could continue to increase as demand and pricing remain at low levels or fall further and as companies become more desperate for cash. Any increased competitive pressure could cause our revenues, gross profit and net income to decline further.
If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.
     We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Dependence on foreign sources of supply could lead to longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us. There has been significant consolidation at the metal producer level both globally and within the U.S. This has reduced the number of suppliers available to us which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced because of the current economic crisis. Lower metal prices may cause certain mills to operate at a loss, which could cause the mill to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs. Also, due to reduced demand levels, many mills have reduced production capacity, reducing their cash flow and profits. This may cause certain of these mills to suspend or discontinue operations.
We rely upon our suppliers as to the specifications of the metals we purchase from them.
     We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals. Unless otherwise specifically notified by our customers, we rely on our customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. A subsidiary of PNA was in a dispute with certain steel traders regarding the quality of specific orders of steel purchased from certain foreign mills and may have unknowingly received non-conforming products. Although our primary sources of products have been domestic mills, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products delivered from foreign suppliers that do not meet the specifications set forth in the mill certifications. In these circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.
If we do not successfully implement our acquisition growth strategy, our ability to grow our business could be impaired.
     We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we are unlikely to sustain our historical growth rates, and, if we cannot successfully integrate these businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition. In late 2008, we suspended our acquisition activity to prioritize the use of our cash to pay down debt and increase our liquidity position. In light of the dismal business climate and difficulty in obtaining new or additional financing, we are not certain when we will be in a position to begin significant growth activities, including acquisitions. Also, if we were to obtain new financing to complete an acquisition, the higher cost of new money may reduce our accretion from the acquisition or may impair our ability to complete the acquisition. Because of our reduced stock price, the cost of using equity to finance an acquisition may make certain deals prohibitive.
Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and although we have currently placed acquisitions on hold because of the poor economic climate, we expect to continue to grow our business through acquisitions. Risks we may encounter in acquisitions include:
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
     Because of our decentralized operating style, we depend on the efforts of our senior management, including our chairman and chief executive officer, David H. Hannah, our president and chief operating officer, Gregg J. Mollins, and our executive vice president and chief financial officer, Karla Lewis, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily leveraged to our profitability and in times of reduced profitability this may cause our employees to seek employment opportunities that provide a more stable compensation structure. In addition, our senior management and key operating employees hold stock options that have vested and may also hold common stock in our employee stock ownership plan. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.
We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures.
     We are subject to various foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and exporting laws and regulations for international shipment of our products. Environmental, employee safety and health and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and exporting issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and exporting issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently investigating and remediating contamination in connection with certain properties we have acquired. Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with customs or export laws has increased. We are currently investigating and remediating potential violations, most of which occurred at companies prior to Reliance acquiring them; however, we may incur fines or penalties for any such violations. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.
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
     The unavailability of any of our primary information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depend on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of tele-communications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.
     We have contracted with a third-party service provider that provides us with backup systems in the event that our major information management systems are damaged. The backup facilities and other protective measures we take could prove to be inadequate.
The value of your investment may be subject to sudden decreases due to the potential volatility of the price of our common stock.
     The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations and our leverage position, as well as a general economic downturn. In 2008, our stock price was extremely volatile reaching an all-time high of $78 per share in July and then declining to $13 per share in November. Other factors may include matters discussed in other risk factors and the following factors:
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or changes in estimates that we provide in our quarterly earnings release and conference call;

•	developments affecting our Company, our customers or our suppliers;

•	changes in the legal or regulatory environment affecting our business;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	a decline in our credit rating by the rating agencies;

•	the operating and stock performance of other companies that investors may deem comparable;

•	sales of our common stock by large shareholders;

•	general domestic or international economic, market and political conditions.
     These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. In addition, stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management’s attention and resources.

The volatility of the market could result in a material impairment of goodwill.
     We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We test for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. Significant changes in any one of the assumptions made as part of our analysis, which could occur as a result of actual events, or further declines in the market conditions for our products or our common stock could significantly impact our impairment analysis. An impairment charge, if incurred, could be material.
Principal shareholders who own a significant number of shares may have interests that conflict with yours.
     Florence Neilan, our largest shareholder, through a revocable trust, owns approximately 11% of the outstanding shares of our common stock. She, together with Thomas W. Gimbel, one of our directors who is trustee of her trust, controls 12% of the outstanding shares of our common stock. Together, they may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, these shareholders may be influenced by interests that conflict with yours.
We have implemented anti-takeover provisions that may adversely impact your rights as a holder of Reliance common stock.
     Certain provisions in our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring Reliance, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our restated articles of incorporation and restated and amended bylaws (1) impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings and (2) establish a staggered or classified board of directors. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. In addition, our credit facility and the provisions of our senior private notes and debt securities contain limitations on our ability to enter into change of control transactions.
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
     The notes and the guarantees are unsecured obligations, ranking equally with other senior unsecured indebtedness. The indenture governing the notes, as well as our credit facility and private placement notes, permit us and the subsidiary guarantors to incur additional secured or unsecured debt under specified circumstances. If we or the subsidiary guarantors incur additional secured debt, our assets and the assets of the subsidiary guarantors securing such debt will be subject to prior claims by our secured creditors. In the event of bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up of either Reliance or any of the subsidiary guarantors, assets that secure debt will be available to pay obligations on the notes and guarantees only after all debt secured by those assets has been repaid in full. Holders of the notes will participate in any remaining assets ratably with all of their respective unsecured and unsubordinated creditors, including trade creditors. If Reliance or any of the subsidiary guarantors incur any additional unsecured obligations that rank equally with the notes, including trade payables, the holders of those obligations will be entitled to share ratably with the holders of the notes in any proceeds distributed as a result of bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up. If we and the subsidiary guarantors do not have sufficient assets to pay all creditors, a portion of the notes outstanding would remain unpaid.
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
We depend on the receipt of dividends or other intercompany transfers from our subsidiaries to meet our obligations under the notes. Claims of creditors of our subsidiaries may have priority over your claims with respect to the assets and earnings of our subsidiaries.
     We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2008, Reliance and the subsidiary guarantors accounted for approximately $4.94 billion, or 95%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $8.32 billion, or 95%, of our total consolidated revenues for the year ended December 31, 2008. If Reliance expands its international presence at a greater pace than it expands its US presence, a smaller percentage of its consolidated assets may be subject to the guarantee obligations.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     As of December 31, 2008, we maintained more than 200 metals service center processing and distribution facilities in 38 states, and in Belgium, Canada, China, Mexico, Singapore, South Korea and the United Kingdom, and a sales office in France, plus our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven-day week, with each location averaging slightly less than two shifts operating at full capacity for a five-day work week. One hundred and thirty-two of these processing and distribution facilities are leased with total square footage of approximately 9.0 million. Total square footage on all company-owed properties is approximately 14.0 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. The lease terms expire at various times through 2031 and the aggregate monthly rent amount is approximately $3.2 million.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994. The following table sets forth the high and low reported closing sale prices of the common stock on the NYSE Composite Tape for the stated calendar quarters.

	2008		2007
	High	Low	High	Low

First Quarter	$61.07	$44.50	$48.40	$37.85
Second Quarter	$77.09	$59.78	$63.76	$50.27
Third Quarter	$78.11	$36.26	$63.18	$43.33
Fourth Quarter	$36.78	$12.63	$59.04	$47.34
     As of February 13, 2009, there were 271 record holders of our common stock. We have paid quarterly cash dividends on our common stock for 49 years. In February 2007, the regular quarterly dividend was increased 33% from $.06 to $.08 per share of common stock. In February 2008 the Board again increased the quarterly dividend amount 25% from $.08 to $.10 per share of common stock. In July 2006, we effected a two-for-one stock split in the form of a stock dividend (all share and per share information has been adjusted to reflect this two-for-one stock split). Our Board of Directors has increased the quarterly dividend rate on a periodic basis. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our business. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.
     In January 2008, we repurchased approximately 2.4 million shares of our common stock at an average cost per share of $46.97. Since initiating the Repurchase Plan we have purchased 15.2 million shares at an average cost of $18.41 per share. As of December 31, 2008 we had authorization to purchase an additional 7.9 million shares under our existing Repurchase Plan.
     The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2008, we have paid between 5% and 25% of earnings to our shareholders as dividends. In 2002, our dividend payments represented 25% of our earnings due to the low earnings in 2002 as a result of the poor economic conditions. In 2008, our dividend payments represented 6% of earnings.
     The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/15/08	12/5/08	1/5/09	$.10 per share
7/16/08	8/22/08	9/12/08	$.10 per share
4/16/08	6/2/08	6/23/08	$.10 per share
2/13/08	3/7/08	3/28/08	$.10 per share
10/17/07	12/7/07	1/4/08	$.08 per share
7/18/07	8/24/07	9/14/07	$.08 per share
4/18/07	6/1/07	6/22/07	$.08 per share
2/14/07	3/9/07	3/30/07	$.08 per share
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

Number of Shares	Exercise Price	Date of Exercise
15,000	$15.62	12/17/08
6,000	$61.33	6/17/08
6,000	$43.34	6/17/08
3,750	$15.41	6/17/08
15,000	$8.56	5/7/08
6,000	$18.31	5/2/08
7,500	$17.16	3/6/08

     Restricted shares of common stock were also issued as bonuses under the Key-Man Incentive Plan, which we have maintained since 1965. The recipients of the restricted stock are restricted from trading the shares for a period of two years from the date of the grant. There were no proceeds received from the restricted stock granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
5,052	$56.04	3/3/08
6,244	$44.86	3/1/07
Stock Performance Graph
     The following graph compares the performance of our Common Stock with that of the S&P 500, the Russell 2000 and the peer group that we selected for the five-year period from December 31, 2003 through December 31, 2008. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2003 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2008, the peer group consisted of Olympic Steel Inc. and Gibraltar Industries, Inc., each of which has securities listed for trading on NASDAQ; A.M. Castle & Co. and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange; and Russell Metals Inc., which has securities listed for trading on the Toronto Stock Exchange (collectively, “Peer Group”). The returns of each member of the peer group are weighted according to that member’s stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co., The S&P 500 Index,
The Russell 2000 Index, and a Peer Group

	12/03	12/04	12/05	12/06	12/07	12/08

Reliance Steel & Aluminum Co.	100.00	118.18	186.89	242.26	335.53	124.79
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Peer Group	100.00	138.21	160.26	171.44	178.07	113.72

Item 6. Selected Financial Data.
     We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2008 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share data)
Income Statement Data:
Net sales	$8,718,844	$7,255,679	$5,742,608	$3,367,051	$2,943,034
Cost of sales	6,556,748	5,418,161	4,231,386	2,449,000	2,110,848

Gross profit	2,162,096	1,837,518	1,511,222	918,051	832,186
Operating expenses (1)	1,309,125	1,114,012	883,860	554,536	528,514

Operating income	852,971	723,506	627,362	363,515	303,672
Other income (expense):
Interest expense	(82,575)	(78,710)	(61,692)	(25,222)	(28,690)
Other income (expense), net	(3,840)	9,931	5,768	3,671	4,168
Minority interest (2)	(858)	(334)	(306)	(8,752)	(9,182)

Income before income taxes	765,698	654,393	571,132	333,212	269,968
Provision for income taxes	(282,921)	(246,438)	(216,625)	(127,775)	(100,240)

Net income	$482,777	$407,955	$354,507	$205,437	$169,728

Earnings per Share:
Income from continuing
operations — diluted (3)	$6.56	$5.36	$4.82	$3.10	$2.60
Income from continuing
operations — basic (3)	$6.60	$5.39	$4.85	$3.12	$2.61
Weighted average common shares
outstanding — diluted (3)	73,598	76,065	73,600	66,195	65,351
Weighted average common shares
outstanding — basic (3)	73,102	75,623	73,134	65,870	64,960

Other Data:
EBITDA (4)	$946,197	$812,976	$695,298	$405,065	$343,285
Cash flow from operations	664,684	638,964	190,964	272,219	121,768
Capital expenditures	151,890	124,127	108,742	53,740	35,982
Cash dividends per share (3)	.40	.32	.22	.19	.13

Balance Sheet Data (December 31):
Working capital	$1,652,207	$1,121,539	$1,124,650	$513,529	$458,551
Total assets	5,195,485	3,983,477	3,614,173	1,769,070	1,563,331
Long-term debt (5)	1,675,565	1,013,260	1,088,051	306,790	380,850
Shareholders’ equity	2,431,436	2,106,249	1,746,398	1,029,865	822,552

(1)	Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation expense and amortization expense.

(2)	The portion of American Steel’s earnings attributable to our 49.5% partner is included in minority interest through December 31, 2005. On January 3, 2006 we acquired our partner’s interest, increasing our ownership to 100%.

(3)	All share information has been retrospectively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was effective July 19, 2006.

(4)	EBITDA is defined as the sum of income before interest expense, income taxes, depreciation expense and amortization of intangibles. We use EBITDA as a liquidity performance measure and believe EBITDA is useful in evaluating our liquidity because the calculation generally eliminates the effects of financing costs and income taxes and the accounting effects of capital spending and acquisitions, which are assessed and evaluated through other operating performance measures. EBITDA is also commonly used as a measure of operating and liquidity performance for companies in our industry and is frequently used by analysts, investors, lenders, rating agencies and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt. EBITDA is not a recognized measurement under U.S. generally accepted accounting principles and, therefore, represents a non-GAAP financial measure. EBITDA should not be considered in isolation or as a substitute for consolidated statements of income and cash flows data prepared in accordance with U.S. generally accepted accounting principles as it excludes components that are significant in understanding and assessing our results of operations and cash flows. EBITDA as measured in this Annual Report on Form 10-K is not necessarily comparable with similarly titled measures for other companies.

	2008	2007	2006	2005	2004
Reconciliation of EBITDA:
Net cash provided by operating activities	$664,684	$638,964	$190,964	$272,219	$121,768
Provision for income taxes	282,921	246,438	216,625	127,775	100,240
Other non cash adjustments	(33,540)	(12,035)	(4,497)	(11,169)	(13,153)
Interest expense	82,575	78,710	61,692	25,222	28,690
Changes in assets and liabilities (excluding effect of businesses acquired)	(50,443)	(139,101)	230,514	(8,982)	105,740

EBITDA	$946,197	$812,976	$695,298	$405,065	$343,285

(5)	Includes the long-term portion of capital lease obligations as of December 31, 2008, 2007, and 2006. We did not have any capital lease obligations for any other years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     2008 — it was the best of times, it was the worst of times. 2008 was another year of record results for us, with higher revenues, profits and cash flows than our Company has ever experienced. This occurred in a year when the U.S. economy was technically in an economic recession. The first nine months of 2008 were very strong for us, as well as for others in our industry; however, in the 2008 fourth quarter the effects of the depressed economy impacted our industry in a very significant and rapid manner. Even in this environment, we remained solidly profitable in the 2008 fourth quarter. We believe our focused growth strategy of diversifying our products, customers and geographic locations has somewhat lessened the impact of the current recession on our financial results, especially with our minimal exposure to the auto and residential housing markets.
     We continued our growth strategy in 2008 with small, strategic acquisitions in April and September, and our largest acquisition to-date based on transaction value. Our $1.1 billion purchase of PNA Group Holding Corporation (“PNA”) on August 1 strengthened our position in many of our carbon steel products and expanded our geographic reach in these products. PNA’s 2007 annual sales were $1.6 billion. We financed this transaction with borrowings on our $1.1 billion credit facility and with a new $500 million term loan. This financing replaced PNA’s existing high cost debt of approximately $725 million with our lower cost debt.
     We spent $152 million on capital expenditures in 2008. A significant portion of our 2008 spending related to growth initiatives, including the expansion and relocation of existing facilities, enhancing and adding processing capabilities, penetrating new geographic markets and expanding product offerings at existing locations. We opened new domestic facilities that diversified our product offerings in those geographic areas. We also opened facilities in China and Singapore to support existing U.S. customers as they have expanded their operations overseas. We curtailed all but required spending in the 2008 fourth quarter, and currently have a 2009 capital expenditure budget of $80 million. We have also suspended acquisition activity. However, we will continue to actively monitor acquisition and internal growth opportunities, and expect to continue to grow our Company with accretive acquisitions and internal growth activities that enhance our product, geographic and customer diversity when we believe the business climate and credit markets will support such growth. We believe that the poor economy may create certain growth opportunities that we will evaluate and act upon if we believe it is in the best interest of Reliance.
     We generated record cash flow from operations of $665 million in 2008, with most of this generated in the 2008 fourth quarter when we were in an inventory destocking mode. Pro forma for the PNA acquisition on August 1, 2008, our net debt-to-capital ratio was just under 50% and we had $905 million outstanding on our revolving credit facility, leaving our availability at just under $200 million. We were comfortable with this limited liquidity at the time, even in light of the severe financial crisis that was developing, as we were confident in our ability to generate cash flow from operations through our profitability and working capital reductions. As both demand and pricing for our products worsened in late 2008, our working capital reductions became much more significant. At December 31, 2008, our net debt-to-total capital ratio was down to 41% and we had repaid $505 million of debt since the closing of the PNA acquisition, including $462 million on our revolving credit facility, along with $19 million on our term loan and $25 million of senior notes that matured. Through February 15, 2009, we have repaid an additional $213 million of our debt, including $203 million on our credit facility and a $10 million senior note that matured. As a result, our outstanding borrowings were $250 million, providing $850 million of availability on our credit facility as of February 15, 2009. We are comfortable with our ability to finance our operations and any current obligations that we have coming due in 2009 or 2010 without any need to access the credit markets. Our $1.1 billion credit facility and our $500 million term loan expire in November 2011. We have $94 million of scheduled debt maturities in 2009 and $153 million in 2010. We expect to fund these obligations with our cash flow from operations and availability on our credit facility.
     Demand for most products that we sell was down slightly from 2007 levels through the first three quarters of 2008, but then deteriorated significantly in the fourth quarter. Pricing was extremely volatile in 2008. Benchmark carbon steel hot-rolled coil prices were about $563 per ton at the end of 2007, increased to a high of $1,080 per ton in May and June of 2008 and then ended the year at $560 per ton (according to American Metal Market). Although less than 5% of our 2008 sales dollars were in carbon steel hot-rolled coil, this is a strong indicator of overall carbon steel pricing. We sell more carbon steel plate and long products, with total carbon steel products representing approximately 55% of our 2008 sales dollars. The increased pricing environment allowed us to increase revenues and expand profit margins during the first three quarters of the year. In the 2008 fourth quarter carbon steel prices began to plummet. This was caused mainly by significant decreases in scrap carbon steel prices and significant reductions in demand. Service centers, including us, halted purchases because our customers had slowed their buying activity. This resulted in service centers having too much inventory at costs in excess of market, causing an extremely competitive environment as service centers attempted to sell their higher cost inventory in the face of weakening demand. This negatively impacted our profit margins in the 2008 fourth quarter. Stainless steel products, that represented approximately 14% of our 2008 sales dollars, continued to experience pricing volatility in 2008, but the volatility was not as extreme as in 2007. Demand continues to be a challenge for these products. Costs for common alloy aluminum products, which represented approximately 11% of our 2008 sales dollars, declined by over 30% in the last five months of 2008, mainly because of weakened demand and excess supply, negatively pressuring our profit margins. The decline in the costs for most aluminum products in this period was mainly due to the sharp decrease in the aluminum ingot price by approximately 60%.
     2009 continues to be a very difficult operating environment. Although our customers continue to purchase metal, demand levels have not yet improved from 2008 year end levels and we are uncertain as to when there will be any meaningful improvement in demand. Because of this, carbon steel mills are operating at less than 50% of capacity. This is somewhat positive for us, as we believe the limited supply of carbon steel products has caused pricing to reach a bottom at about $500 per ton for carbon steel hot-rolled coil. Although we do not expect any significant or long-term pricing improvement in 2009, with prices stabilized we can better manage our profit margins. We believe that demand must improve before we will see any meaningful improvements in pricing, however current prices for carbon steel products remain at a strong level compared to historical standards. We are uncertain as to stainless steel and aluminum pricing in 2009, but do not believe that prices will decrease significantly, or at all, because most aluminum producers cannot remain profitable at current pricing levels.
     Beginning in the 2008 third quarter, we began to reduce our operating costs. Our most significant operating expense is personnel costs and in reaction to the reduced activity levels we reduced our workforce by 7% in the 2008 fourth quarter. We have continued to take actions to further reduce our costs in 2009 and will take further actions if the environment continues to deteriorate. We believe that we are quick to react to changes in business conditions and that these steps allow us to operate efficiently and profitably even in less favorable economies. We believe our consistent focus on cost controls and inventory turnover and our product, customer and geographic diversification will allow us to weather the current economic crisis better than most of our competitors and that this may provide longer-term growth opportunities for us. Further declines in demand or pricing for our products could further reduce our gross profit margins.
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
Acquisitions
     On September 17, 2008, through our newly-formed Singapore company Reliance Metalcenter Asia Pacific, Pte, Ltd. (“RMAP”), we acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. We entered this market primarily to support existing customers that moved to or expanded their operations in Asia. Net sales of RMAP during the period from September 17, 2008 through December 31, 2008 were approximately $1 million.
     On August 1, 2008, we acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), in accordance with the Stock Purchase Agreement dated June 16, 2008. We paid cash consideration of approximately $321 million, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725 million, paid related tender offer and consent solicitation premium payments of approximately $55 million and incurred direct acquisition costs of approximately $3 million for a total transaction value of approximately $1.1 billion. We funded the acquisition with proceeds from our new $500 million senior unsecured term loan and borrowings under our existing $1.1 billion syndicated revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA operates 23 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the five months ended December 31, 2008 were approximately $888 million.
     Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International, LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the nine months ended December 31, 2008 were approximately $9 million.
     Effective October 1, 2007, we acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb’s net sales for the twelve months ended December 31, 2008 were approximately $46 million. Metalweb has been re-registered as Metalweb Limited.
     On July 1, 2007, we acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; and Parsippany, New Jersey. Clayton Metals’ net sales for the twelve months ended December 31, 2008 were approximately $92 million. We closed the North Carolina operation in early 2009.
     As of February 1, 2007, we acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar and carbon steel flat-rolled products, through its facilities located mainly in Western Canada. The net sales of the Encore Group for the twelve months ended December 31, 2008 were approximately $188 million. On January 1, 2008 we sold certain assets and the business of the Encore Coils division and in October 2008 we sold the remaining assets and business of the Encore Coils division. The Canadian Encore Group businesses now operate as divisions or subsidiaries of Reliance Metals Canada Limited.
     On January 2, 2007, we purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2008 were approximately $147 million.
     Also on January 2, 2007, our wholly-owned subsidiary, Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens, Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Siskin’s Georgia Steel Supply Company division located in Atlanta has been combined with the Industrial Metals operation. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2008 were approximately $137 million. Industrial Metals and Athens Steel now operate as divisions of Siskin.
Other Developments
     In 2008, our focus on organic growth continued and included the opening of new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $151.9 million. Phoenix Metals Company opened a new facility near St. Louis, Missouri, and Siskin Steel opened a new facility in Louisville, Kentucky. We built and opened new facilities for Earle M. Jorgensen Company in Richmond, Virginia, Metals Supply Company in Dallas, Texas, and Infra-Metals Co. in Petersburg, Virginia. American Steel relocated its Portland operation to a newly-built, more efficient facility. Precision Strip, Inc. opened a new facility in Mexico to support a key domestic customer and also expanded certain of its U.S operations.

We expanded and improved our existing facilities for Chatham Steel in Birmingham, Alabama, Durrett Sheppard Steel Co. in Baltimore, Maryland, Infra-Metals in Tampa, Florida, Liebovich Bros. in Rockford, Illinois, and Reliance Metalcenter in Salt Lake City, Utah. We are in the process of building a new, larger facility for PDM Steel Service Centers in Las Vegas, Nevada, which should be completed in early 2009. Our 2008 budget was $210 million, with the majority of the amount related to growth projects. As the economy deteriorated in 2008, we pulled back on our capital expenditures. We have also closed a few small facilities and may close additional facilities if business conditions warrant. Our 2009 capital expenditure budget is $80 million. Although a large portion of this amount is growth related, we reduced our 2009 budget significantly to focus our use of cash on debt paydowns. We have many additional growth projects that we expect to initiate once we are comfortable that the economic outlook has improved. Because of the significant capital expenditures we have made to replace and improve our equipment and facilities over the past few years, our 2009 maintenance costs are not burdensome.
Results of Operations
     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 2008 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2008		2007		2006
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$8,718,844	100.0%	$7,255,679	100.0%	$5,742,608	100.0%
Gross profit	2,162,096	24.8	1,837,518	25.3	1,511,222	26.3
S,G&A expenses	1,211,201	13.9	1,034,139	14.3	821,386	14.3
Depreciation and amortization expense	97,924	1.1	79,873	1.1	62,474	1.1

Operating income (1)	$852,971	9.8%	$723,506	10.0%	$627,362	10.9%

(1)	Excludes other income, minority interest, interest expense and income tax expense.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Net Sales. Our 2008 annual consolidated sales of $8.72 billion were our highest ever, up 20.2% from 2007, with an 11.8% increase in tons sold and an 8.2% increase in our average selling price per ton sold (our tons sold and average selling price per ton sold amounts exclude the sales of Precision Strip because of the “toll processing” nature of its business). Our 2008 acquisition of PNA on August 1, 2008, contributed significantly to the increase in our 2008 sales levels.
     Same-store sales, which exclude the sales of our 2007 and 2008 acquisitions, were $7.21 billion in 2008, up 7.0% from 2007, with a 5.3% decrease in our tons sold and a 13.7% increase in our average selling price per ton sold. For the first ten months of 2008 we experienced some overall weakening in our end markets from 2007 levels but beginning in November the decline in demand became much more dramatic as general economic conditions weakened across all of our end markets.
     As previously discussed, mill pricing for carbon steel products increased rapidly in the first half of 2008, almost doubling during that period. We were able to pass these increases on to our customers through increased selling prices during that time, causing a significant increase in our 2008 average selling price per ton sold over 2007 levels. Then, beginning in October 2008, carbon steel prices came spiraling down, ending the year at a level approximately where they started the year. The decreases occurred in a more compressed time period than the increases, which, combined with the demand deterioration, caused significant competitive pressures that caused us to reduce our selling prices faster than our costs were declining.
     In addition, our 2008 average selling price was impacted by the change in product mix resulting from our acquisition of PNA, with carbon steel products representing 55% of our total 2008 sales, compared to 46% in 2007. Because carbon steel product prices are generally lower than aluminum, alloy and stainless steel prices, the increase in our consolidated average selling price in 2008 was substantially less than the increase in our same-store average selling price.
     Gross Profit. Our total gross profit of $2.16 billion, up 17.7% from 2007, increased mainly because of our higher net sales level in 2008. Our gross profit as a percentage of sales was 24.8% in 2008, down from 25.3% in 2007. The mill pricing volatility experienced in 2008 was the primary driver of our gross profit margins. During the first half of the year when the mills were announcing significant price increases for carbon steel products, we were able to increase our selling prices to our customers before we received the higher cost metal in our inventory, which allowed us to expand our gross profit margins in that period. However, when the mills rapidly reduced prices beginning in October 2008, we had to significantly reduce our selling prices to remain competitive. Service centers went into an inventory destocking mode, attempting to clean out higher cost inventory and replace it with lower cost inventory. Doing this in an environment of rapidly deteriorating customer demand caused extreme competitive pressure in the industry that had a very negative impact on our gross profit margin, especially as we were also in a destocking mode.
     Our 2008 gross profit margin was also impacted by our acquisition of PNA on August 1st. The PNA companies have operated at lower gross profit levels historically than the Reliance companies. Excluding the PNA companies from our 2008 results would have resulted in a gross profit margin of 26.0%. We expect to improve PNA’s gross profit margins over time; however, given the current economic and pricing environment this may take longer than we originally anticipated.
     Furthermore, our LIFO reserve adjustment, which is included in our cost of sales and therefore gross profit, was significantly larger in 2008 than in 2007. Our year-end LIFO reserve adjustment resulted in expense of $109.0 million during 2008, compared to $43.8 million in 2007. The significant increases in carbon steel prices in 2008 as compared to year end 2007 levels resulted in net LIFO expense for the year.
     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2008 increased $177.1 million, or 17.1% from 2007 mainly due to our 2007 and 2008 acquisitions and general cost increases. The expenses as a percent of sales in 2008 were 13.9%, lower than the 2007 period. The overall increase in average carbon steel pricing in 2008 helped to lower the ratio of our expenses as a percent of sales. Also, the acquisition of the PNA companies favorably impacted our SG&A expenses as a percentage of sales as they have historically operated at lower operating expense levels than the Reliance companies. We continue to focus on cost control and take appropriate cost reduction measures when needed. Most recently, during the 2008 fourth quarter we reduced our workforce by about 7% in addition to other personnel cost saving actions in reaction to the deteriorating business activity levels in our industry.
     Depreciation expense increased $11.0 million in 2008 mainly because of our 2007 and 2008 acquisitions, along with depreciation expense of our 2008 capital expenditures. Amortization expense increased $7.1 million, or 58.8%, because of the amortization of our intangibles from our 2007 and 2008 acquisitions.
     Operating Income. Operating income, calculated as gross profit less S,G&A expenses, depreciation expense and amortization expense, was $853.0 million in 2008, resulting in an operating profit margin of 9.8%, compared to 2007 operating income of $723.5 million and an operating profit margin of 10.0%. The increased profit is mainly due to higher gross profit dollars resulting from increased sales levels; however, our operating income margins deteriorated because of our lower gross profit margins in 2008. Our operating income reflects the strong environment for pricing that existed during most of 2008 and our ability to take advantage of this environment, along with the effect of the deteriorating business climate in our fourth quarter results.
     Other Income and Expense. Interest expense was $82.6 million in 2008 compared to $78.7 million in 2007. The increase is mainly due to borrowings to fund our $1.1 billion acquisition of PNA on August 1, 2008 offset by lower interest rates during 2008.
     Income Tax Rate. Our 2008 effective income tax rate was 36.9% compared to 37.7% for 2007. The decrease in our effective rate is mainly due to a lower state rate because of the PNA acquisition that shifted a portion of our taxable income to states with lower rates.
     Net Income. Our net income in 2008 was $482.8 million compared to $408.0 million during 2007. The increase was primarily due to higher gross profit and operating income dollars generated from the higher commodity prices during 2008 as well as the impact of our 2008 acquisitions.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Net Sales. Our 2007 annual consolidated sales of $7.26 billion were up 26.3% from 2006, with a 17.3% increase in tons sold and an 8.5% increase in our average selling price per ton sold. Our 2007 acquisitions along with our 2006 acquisitions of EMJ on April 3, 2006 and Yarde Metals on August 1, 2006, contributed significantly to the increase in our 2007 sales levels.
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
     Expenses. S,G&A expenses for 2007 increased $212.8 million, or 25.9% from 2006 mainly due to our 2006 and 2007 acquisitions and general cost increases. The expenses as a percent of sales in 2007 were 14.3%, the same as in the 2006 period. We continue to focus on cost control and take appropriate cost reduction measures when needed.
     Depreciation expense increased $12.3 million in 2007 mainly because of our 2006 and 2007 acquisitions and because of depreciation of our 2007 capital expenditures. Amortization expense increased $5.1 million, or 74.4%, because of the amortization of our intangibles from our 2006 and 2007 acquisitions.
     Operating Income. Operating income, calculated as gross profit less S,G&A expenses, depreciation expense and amortization expense, was $723.5 million in 2007, resulting in an operating profit margin of 10.0%, compared to 2006 operating income of $627.4 million and an operating income margin of 10.9%. The increased profit is mainly due to higher gross profit dollars resulting from increased sales levels, however, our operating income margins deteriorated because of our lower gross profit margins in 2007.
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
     Net Income. Our 2007 net income increased to $408.0 million from $354.5 million in 2006 primarily due to the full year impact of our 2006 acquisitions of EMJ and Yarde on our operating results during 2007.
Liquidity and Capital Resources
     At December 31, 2008, our working capital was $1.65 billion, up from $1.12 billion at December 31, 2007. The increase in our working capital was mainly due to our PNA acquisition. Excluding the initial effect of acquisitions, we decreased our accounts receivable balance by $166.0 million, our inventory level by $191.5 million and our accounts payable and other liabilities balance by $297.9 million in 2008.
     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. At December 31, 2008, our days sales outstanding were approximately 42 days, up slightly from our December 31, 2007 rate of 40 days. (We calculate our days sales outstanding as an average of the most recent two-month period.) This slight increase was mainly due to the impact of the PNA acquisition as many of the PNA companies have slightly longer payment terms than the Reliance companies. We are comfortable with our current DSO rate; however, we have noted some increased closures and bankruptcy filings in the customer end markets that we serve, as reflected in the increase in our accounts receivable reserve to $22 million. Our total 2008 accounts receivable write-offs were $8 million, or less than one-tenth of one percent of sales.
     Our inventory turn rate at December 31, 2008 was about 3.9 times (or 3.1 months on hand), lower than our 2007 rate of 4.4 times (or 2.7 months on hand). Our inventory values increased significantly during the year mainly due to the carbon steel price increases, which negatively impacted our inventory turn rate when demand declined significantly during the fourth quarter. Also, our turns were impacted by the PNA acquisition. Excluding the PNA companies, who turned their inventories at 3.1 times in the five months that we owned them, our 2008 inventory turn rate was 4.2 times. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. Because our costs for most metals are still declining we expect our working capital needs to be less in the near-term. If commodity prices and demand begin improving we expect to finance increases in our working capital needs through operating cash flow or with borrowings on our revolving credit facility.
     Our primary sources of liquidity are generally from internally generated funds from operations and our revolving credit facility. Cash flow provided by operations increased to $664.7 million in 2008 compared to $639.0 million in 2007. Our increased size and profit levels along with our focus on reducing working capital in the 2008 fourth quarter produced our strong cash flow from operations that funded our capital expenditures of approximately $151.9 million, acquisitions of approximately $330.2 million, excluding assumption of debt, and stock repurchases of $114.8 million during the year.
     Our outstanding debt (including capital lease obligations) at December 31, 2008 was $1.77 billion. At December 31, 2008, we had $453 million borrowed on our $1.1 billion revolving line of credit. On August 1, 2008, we increased our borrowings by approximately $1.1 billion to finance the acquisition of PNA and the related repayment or refinancing of PNA’s outstanding indebtedness. We funded this with $500 million from a new senior unsecured term loan (bearing interest, in 2008, at LIBOR plus 2.25%, with quarterly principal installment payments of $18.75 million and the balance due November 9, 2011) and with borrowings under our existing credit facility (bearing interest, at December 31, 2008, at LIBOR plus 0.75% or the bank prime rate, due November 9, 2011).
     Our net debt-to-total capital ratio was 41.4% at December 31, 2008, up from our year-end 2007 rate of 32.4% but down from our September 30, 2008 rate of 48.1% (net debt-to-total capital is calculated as total debt, net of cash, divided by shareholders’ equity plus total debt, net of cash). Through December 31, 2008, we have repaid approximately $505 million of debt since the closing of the PNA acquisition, including $462 million on our revolving credit facility, along with $19 million on our term loan and $25 million of senior notes that matured. From January 1 through February 15, 2009, we have repaid an additional $213 million of our debt, including $203 million on our credit facility and a $10 million senior note that matured. As a result, our outstanding borrowings were $250 million, providing $850 million of availability on our credit facility as of February 15, 2009. We are comfortable with our ability to finance our operations and any current obligations that we have coming due in 2009 or 2010 without any need to access the credit markets. Our $1.1 billion credit facility and our $500 million term loan expire in November 2011. We have $94 million of scheduled debt maturities in 2009 and $153 million in 2010. Because of the global credit tightening, we are currently limiting our uses of cash to the most important capital expenditure items and maintaining dividends to our shareholders. Our free cash flow will primarily be used to reduce debt.
     On November 20, 2006 we entered into an Indenture (the “Indenture”), for the issuance of $600 million of unsecured debt securities which are guaranteed by all of our direct and indirect, wholly-owned domestic subsidiaries and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of our foreign subsidiaries or our non-wholly-owned domestic subsidiaries is a guarantor. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured and unsubordinated debt obligations. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission. At our option, we may redeem all or part of the notes of either series at any time prior to their maturity by paying a redemption price equal to the greater of 100% of the aggregate principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments (as defined in the Indenture), plus, in each case, accrued and unpaid interest thereon to, but not including, the redemption date.
     At December 31, 2008, we also had $223 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.8% and have an average remaining life of 2.8 years, maturing from 2009 to 2013. In early January 2009, $10 million of these notes matured and were paid off. Our $1.1 billion syndicated credit facility, $500 million senior unsecured term loan and our senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the last twelve month period ended December 31, 2008 was approximately 10.3 times compared to the debt covenant requirement of 3.0 times (interest coverage ratio is calculated as net income plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). The leverage ratio at December 31, 2008 calculated in accordance with the terms of the credit agreement was 42.8% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit on our $1.1 billion revolving credit facility, divided by shareholders’ equity plus total debt). The minimum net worth requirement at December 31, 2008 was $913.6 million compared to the consolidated shareholders’ equity balance of $2.43 billion at December 31, 2008.
     All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under our $1.1 billion revolving credit facility, the term loan and our private placement notes. The requirement with respect to the subsidiary guarantors is that they collectively account for at least 80% of consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 96% of our 2008 total consolidated EBITDA and approximately 95% of total consolidated tangible assets. The Company was in compliance with all additional debt covenants at December 31, 2008.
     Capital expenditures, excluding acquisitions, were $151.9 million for the 2008 year. Our 2009 capital expenditures are currently budgeted at approximately $80 million, excluding acquisitions. Our 2009 budget includes several growth initiatives to expand or relocate existing facilities and to add or upgrade equipment. Any capital expenditure commitments that existed at December 31, 2008 are included in the below table of contractual obligations. Our capital and operating lease commitments are discussed in Note 14 of the Notes to Consolidated Financial Statements and are also included in the contractual obligations table below. Our capital requirements are primarily for working capital, acquisitions, debt repayments and capital expenditures for continued improvements in plant capacities and materials handling and processing equipment.
     On February 13, 2008, our Board of Directors declared a 25% increase in the regular quarterly cash dividend to $.10 per share of common stock.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing up to an additional 12.0 million shares of our common stock to be repurchased. Repurchased shares are treated as authorized but unissued shares. In 2007, we repurchased approximately 1.7 million shares of our common stock at an average cost of $49.10 per share under our Stock Repurchase Plan. In early 2008, we repurchased approximately 2.4 million shares at an average cost per share of $46.97. This was the first time that we had repurchased our stock since 2000. As of December 31, 2008, we had repurchased approximately 15.2 million shares of our common stock under the Plan at an average cost of $18.41 per share and had approximately 7.9 million shares authorized for purchase under the Stock Repurchase Plan. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company. Proceeds from the issuance of common stock upon the exercise of stock options during 2008 were $18.0 million.
     We anticipate that funds generated from operations and funds available under our $1.1 billion credit facility will be sufficient to meet our working capital, capital expenditure and senior debt repayment needs in the near term. We have currently suspended acquisition activity until such time that we believe the business climate and credit markets will support such growth. Our primary use of cash in the near term will be to further reduce our debt levels to increase liquidity. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our line of credit and will not be required to access the financial markets. Our revolving credit facility can be increased from $1.1 billion to $1.6 billion upon approval of the lenders. Furthermore, based on our current capital structure and the existing provisions in our revolving credit facility agreement as amended on August 1, 2008, we may incur an additional $500 million of debt outside of our bank group.

Contractual Obligations and Other Commitments
     The following table summarizes our contractual cash obligations as of December 31, 2008. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments due by Year
			(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations	$1,767,677	$93,877	$997,750	$75,750	$600,300
Estimated interest on long-term debt( (1)	794,527	89,846	160,348	85,369	458,964
Capital Lease Obligations	5,058	815	1,608	1,560	1,075
Operating Lease Obligations	349,873	57,616	92,388	61,260	138,609
Purchase Obligations —Other (2)	88,106	44,750	30,177	12,228	951
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	67,098	8,508	9,156	9,124	40,310

Total	$3,072,339	$295,412	$1,291,427	$245,291	$1,240,209

(1)	Interest is estimated using applicable rates at December 31, 2008 for our outstanding fixed and variable rate debt based on their respective scheduled maturities.

(2)	The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace materials.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit pension plans and SERP plans for the next ten years. These amounts are limited to the information provided by our actuaries.
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

Goodwill and Other Intangible Assets
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.07 billion at December 31, 2008, or approximately 20.5% of total assets or 43.8% of consolidated shareholders’ equity. Under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
     We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We test for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. We perform the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2008, 2007 or 2006.
     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Additionally, further declines in the market conditions for our products as well as in the price of our common stock could also significantly impact our impairment analysis. An impairment charge, if incurred, could be material.
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
          Accounts Receivable
We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable based on an evaluation of specific potential customer risks. Assessments are based on legal issues (such as bankruptcy status), our past collection history, and current financial and credit agency reports along with current economic pressures impacting that customer or industry. Accounts which we determine to be uncollectible are reserved for or written off in the period in which the determination is made. Additional reserves are maintained based on our historical and probable future bad debt experience. If the financial condition of our customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, we might be required to increase our allowance for doubtful accounts.

          Inventories
A significant portion of our inventory is valued using the last-in, first-out (“LIFO”) method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2008 cost on the first-in, first-out (“FIFO”) method exceeds our LIFO value of inventories by $387.8 million. The calculation of LIFO does not require us to make subjective estimates or judgments. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are significantly below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.
However, we do maintain allowances for estimated obsolescence or unmarketable inventory to reflect the difference between the cost of inventory and the estimated market value based on an evaluation of slow moving products and current replacement costs. If actual market conditions are less favorable than those anticipated by management, additional allowances may be required.
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
For information regarding our provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions, changes in our assessment of tax exposure items, and the resolution of issues arising from tax audits with various tax authorities.
          Goodwill and Intangible Assets
In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. We estimate the reporting unit’s fair value based on a discounted future cash flow approach that requires us to estimate income from operations based on historical results and discount rates based on a weighted average cost of capital of comparable companies. We reconcile the aggregate fair value of our reporting units to our market capitalization. The reconciliation includes such factors as historical and industry multiples, industry performance statistics, and recent comparable transaction pricing among other information. A key assumption made is that, in general, business activity will be lower in 2009 than in 2008 and will recover somewhat in 2010. After that time we anticipate that our revenues will grow at 3% to 5% per year. If these estimates or their related assumptions for commodity prices and demand change in the future, we may be required to record impairment charges for these assets not previously recorded.
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
Impact of Recently Issued Accounting Standards
     Please refer to the Note 1 of the Notes to Consolidated Financial Statement for discussion of the impact of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability.
Commodity price risk
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand which can range from 3 to 4 months of supply. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, such as during the last three months of 2008, our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pre-tax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our earnings tend to return to more normalized levels.
Foreign exchange rate risk
     Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Volatility in these markets could impact our net income. Foreign currency transaction losses were approximately $6.0 million during 2008 primarily related to our Canadian operations and the strengthening of the U.S. dollar against the Canadian dollar during 2008. The exposure to foreign currency rates in relation to our Canadian operations was limited to certain outstanding intercompany borrowings denominated in the U.S. dollar which were not hedged. This exposure was significantly reduced during 2008 as the related balances were paid off.
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
     Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. At December 31, 2008, our total variable interest rate debt outstanding amounted to approximately $945 million which was primarily comprised of the borrowings on our revolving credit facility of $453 million and $481 million senior unsecured term loan. A hypothetical 1% increase in interest rates would result in an additional $9.4 million of interest expense on an annual basis.

Item 8. Financial Statements and Supplementary Data.
RELIANCE STEEL & ALUMINUM CO.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
     All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.:
     We have audited the accompanying consolidated balance sheet of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the 2008 information in the financial statement schedule are the responsibility of Reliance Steel & Aluminum Co.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2008 information in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.
     We have audited the accompanying consolidated balance sheet of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliance Steel & Aluminum Co. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
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

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2008

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$51,995	$77,023
Accounts receivable, less allowance for doubtful accounts of $22,018 at December 31, 2008 and $16,153 at December 31, 2007	851,214	691,462
Inventories	1,284,468	911,315
Prepaid expenses and other current assets	33,782	24,028
Income taxes receivable	9,980	17,575
Deferred income taxes	70,933	—

Total current assets	2,302,372	1,721,403
Property, plant and equipment:
Land	125,096	115,294
Buildings	506,781	417,677
Machinery and equipment	810,054	669,671
Accumulated depreciation	(443,225)	(378,007)

	998,706	824,635

Goodwill	1,065,527	886,152
Intangible assets, net	741,681	464,291
Cash surrender value of life insurance policies, net	57,410	73,953
Other assets	29,789	13,043

Total assets	$5,195,485	$3,983,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$248,312	$333,986
Accrued expenses	59,982	35,711
Deferred revenue	82,949	2,152
Accrued compensation and retirement costs	123,707	95,539
Accrued insurance costs	40,700	36,884
Deferred income taxes	—	23,136
Current maturities of long-term debt	93,877	71,815
Current maturities of capital lease obligations	638	641

Total current liabilities	650,165	599,864
Long-term debt	1,671,732	1,008,765
Capital lease obligations	3,833	4,495
Long-term retirement costs and other long-term liabilities	94,361	62,224
Deferred income taxes	340,326	200,181
Minority interest	3,632	1,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:	563,092	646,406
Authorized shares — 100,000,000
Issued and outstanding shares — 73,312,714 at December 31, 2008 and 74,906,824 at December 31, 2007, stated capital
Retained earnings	1,900,360	1,439,598
Accumulated other comprehensive (loss) income	(32,016)	20,245

Total shareholders’ equity	2,431,436	2,106,249

Total liabilities and shareholders’ equity	$5,195,485	$3,983,477

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$8,718,844	$7,255,679	$5,742,608
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,556,748	5,418,161	4,231,386
Warehouse, delivery, selling, general and administrative	1,211,201	1,034,139	821,386
Depreciation and amortization	97,924	79,873	62,474

	7,865,873	6,532,173	5,115,246

Operating income	852,971	723,506	627,362

Other income (expense):
Interest	(82,575)	(78,710)	(61,692)
Other income (expense), net	(3,840)	9,931	5,768
Minority interest	(858)	(334)	(306)

Income from continuing operations before income taxes	765,698	654,393	571,132
Provision for income taxes	282,921	246,438	216,625

Net income	$482,777	$407,955	$354,507

Earnings per share:
Income from continuing operations — diluted	$6.56	$5.36	$4.82

Weighted average shares outstanding — diluted	73,597,717	76,064,616	73,599,681

Income from continuing operations — basic	$6.60	$5.39	$4.85

Weighted average shares outstanding — basic	73,102,215	75,622,799	73,134,102

Cash dividends per share	$.40	$.32	$.22

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2006	66,217,998	$325,010	$704,530	$325	$1,029,865
Net income for the year	—	—	354,507	—	354,507
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1,221	1,221
Unrealized gain on investments	—	—	—	116	116
Minimum pension liability	—	—	—	423	423

Comprehensive income					356,267
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(3,716)	(3,716)
Stock based compensation	—	6,060	—	—	6,060
Stock options exercised	438,290	7,115	3,446	—	10,561
Stock and stock options issued in connection with business acquisition	8,962,268	360,453	—	—	360,453
Stock issued to a retirement savings plan	78,288	2,830	—	—	2,830
Stock issued under incentive bonus plan	5,202	222	—	—	222
Cash dividends — $.22 per share	—	—	(16,144)	—	(16,144)

Balance at December 31, 2006	75,702,046	701,690	1,046,339	(1,631)	1,746,398
Net income for the year	—	—	407,955	—	407,955
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	24,681	24,681
Unrealized loss on investments	—	—	—	(54)	(54)
Minimum pension liability	—	—	—	(2,751)	(2,751)

Comprehensive income					429,831
Stock based compensation	—	10,120	—	—	10,120
Stock options exercised	872,001	16,483	9,511	—	25,994
Stock repurchased	(1,673,467)	(82,168)	—	—	(82,168)
Stock issued under incentive bonus plan	6,244	281	—	—	281
Cash dividends — $.32 per share	—	—	(24,207)	—	(24,207)

Balance at December 31, 2007	74,906,824	646,406	1,439,598	20,245	2,106,249
Net income for the year	—	—	482,777	—	482,777
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(42,624)	(42,624)
Unrealized loss on investments	—	—	—	(1,163)	(1,163)
Minimum pension liability	—	—	—	(8,474)	(8,474)

Comprehensive income					430,516
Stock based compensation	—	13,189	—	—	13,189
Stock options exercised	844,338	17,987	9,693	—	27,680
Stock repurchased	(2,443,500)	(114,774)	—	—	(114,774)
Adjustment to initially apply EITF 06-10	—	—	(2,479)	—	(2,479)
Stock issued under incentive bonus plan	5,052	284	—	—	284
Cash dividends — $.40 per share	—	—	(29,229)	—	(29,229)

Balance at December 31, 2008	73,312,714	$563,092	$1,900,360	$(32,016)	$2,431,436

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$482,777	$407,955	$354,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,924	79,873	62,474
Debt premium amortization	—	—	(2,149)
Provision for deferred income taxes	22,720	12,042	7,295
Gain on debt extinguishment	—	—	(2,264)
Loss (gain) on sales of property and equipment	2,658	(1,181)	(723)
Equity in earnings of unconsolidated subsidiaries	(565)	—	—
Minority interest	858	334	306
Stock based compensation expense	13,189	10,120	6,060
Excess tax benefits from stock based compensation	(9,693)	(9,511)	(3,446)
Decrease (increase) in cash surrender values of life insurance policies	4,373	231	(582)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	166,025	61,265	(50,566)
Inventories	191,472	129,582	(89,414)
Prepaid expenses and other assets	(9,121)	11,087	6,569
Accounts payable and other liabilities	(297,933)	(62,833)	(97,103)

Net cash provided by operating activities	664,684	638,964	190,964

Investing activities:
Purchases of property, plant and equipment	(151,890)	(124,127)	(108,742)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired and debt assumed	(330,249)	(269,957)	(542,604)
Proceeds from sales of property and equipment	19,116	5,045	3,487
Tax distributions made related to prior acquisitions	(1,155)	(619)	(894)
Net borrowings from (investment in) life insurance policies	4,890	(31,028)	(3,096)
Net proceeds from redemption of life insurance policies	1,634	878	1,415

Net cash used in investing activities	(457,654)	(419,808)	(650,434)

Financing activities:
Proceeds from borrowings	1,687,691	658,770	2,547,316
Principal payments on long-term debt and short-term borrowings	(1,798,602)	(778,520)	(2,063,656)
Debt issuance costs	(3,313)	—	(8,170)
Payments to minority shareholders	(1,225)	—	(1,291)
Net refunds from letters of credit	—	—	12,919
Dividends paid	(29,229)	(24,207)	(16,145)
Excess tax benefit from stock based compensation	9,693	9,511	3,446
Exercise of stock options	17,987	16,483	7,115
Issuance of common stock	284	281	222
Common stock repurchase	(114,774)	(82,168)	—

Net cash (used in) provided by financing activities	(231,488)	(199,850)	481,756
Effect of exchange rate changes on cash	(570)	242	167

(Decrease) increase in cash and cash equivalents	(25,028)	19,548	22,453
Cash and cash equivalents at beginning of year	77,023	57,475	35,022

Cash and cash equivalents at end of year	$51,995	$77,023	$57,475

Supplemental cash flow information:
Interest paid during the period	$74,654	$78,167	$70,306
Income taxes paid during the period	$267,224	$221,145	$213,901

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$780,043	$86,622	$385,913
Issuance of common stock and stock options in connection with acquisition of metals service center	$—	$—	$360,453
Issuance of short-term notes payable in connection with acquisition of a metals service center	$—	$6,713	$—
Issuance of common stock to employee retirement savings plan	$—	$—	$2,830
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest. The Company’s investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.
Business
     In 2008, the Company operated a metals service center network of more than 200 locations in 38 states, Belgium, Canada, China, Mexico, Singapore, South Korea and the United Kingdom that provided value-added metals processing services and distributed a full line of more than 100,000 metal products.
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable collectibility, valuation of inventories, goodwill, long-lived assets, income tax and other contingencies, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Inventories
     A significant portion of our inventory is valued using the last-in, first-out (“LIFO”) method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Fair Values of Financial Instruments
     Fair values of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $600,000,000 senior unsecured notes issued in November 2006. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission. The fair values of these senior unsecured notes based on quoted market prices at December 31, 2008 and 2007 were approximately $422,000,000 and $567,000,000, respectively, compared to their carrying value of approximately $598,000,000 at the end of each period.
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
Goodwill
     Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually.
     For purposes of performing annual goodwill impairment tests, the Company identified reporting units in accordance with the guidance provided within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and related accounting literature. The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year four of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers returns to both equity and debt investors. The Company performs the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2008, 2007 or 2006.
     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact the Company’s assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in estimates of future cash flows. Although the Company believes the assumptions used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. Additionally, further declines in the market conditions for the Company’s products as well as in the price of its common stock could also significantly impact the impairment analysis. An impairment charge, if incurred, could be material.
Long-Lived Assets
     Property, plant and equipment is recorded at cost (or at fair value for assets acquired in connection with business combinations) and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3 – 20 years
     Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Long-lived asset related impairment losses recognized during the years ended December 31, 2008, 2007 and 2006 were not significant.
Revenue Recognition
     The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title to the product passes to the customer, typically upon delivery, or at the time services are performed for its toll processing services. Billings for orders where the revenue recognition criteria is not met is recorded as deferred revenue. Shipping and handling charges are included as revenue in net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third-party carriers are not material and are typically included in cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2008, 2007 and 2006, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $217,784,000, $184,449,000, and $142,697,000, respectively.
Segment Information
     The Company has one reportable business segment — metals service centers. The acquisitions made during 2008 did not result in new segments. Although a variety of products or services are sold at each of the Company’s various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2008	2007	2006
Carbon steel	55%	46%	49%
Aluminum	16	19	18
Stainless and alloy steel	22	28	24
Toll processing	2	2	2
Other	5	5	7

Total	100%	100%	100%

     The following table summarizes consolidated financial information of the Company’s operations by geographic location based on where sales originated from:

		Foreign
	United States	Countries	Total
		(in thousands)
Year Ended December 31, 2008
Net Sales	$8,341,394	$377,450	$8,718,844
Long Lived Assets	2,743,284	149,829	2,893,113
Year Ended December 31, 2007
Net Sales	6,902,040	353,639	7,255,679
Long Lived Assets	2,088,342	173,732	2,262,074
Year Ended December 31, 2006
Net Sales	5,576,183	166,425	5,742,608
Long Lived Assets	1,894,446	44,338	1,938,784
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
December 31, 2008
     The Company recognizes the cost of all employee and director stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Since the Company has selected the modified prospective method of transition, the prior periods have not been restated.
     Under this transition method, stock based compensation cost recognized for the years ended December 31, 2008, 2007 and 2006 respectively, includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, and (ii) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006. The stock-based compensation expense recorded in accordance with SFAS No. 123R was $13,189,000, $10,120,000 and $6,060,000 for the years ended December 31, 2008, 2007 and 2006, respectively, included in Warehouse, delivery, selling, general and administrative expense caption of the Company’s Consolidated Statements of Income.
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
Income Taxes
     The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. The Company evaluates, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
     In January 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which applies to all tax positions related to income taxes subject to SFAS No. 109. As a result of the implementation of FIN 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. Under FIN 48, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.
Foreign Currencies
     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “Accumulated Other Comprehensive Income (Loss)” component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations in Other income (expense), net caption and amounted to a net loss of approximately $5,957,000 for the year ended December 31, 2008, a net gain of approximately $7,337,000 for the year ended December 31, 2007 and a net loss of approximately $215,000 for the year ended December 31, 2006.
Impact of Recently Issued Accounting Standards — Previously Adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. In February 2008, the FASB issued FSP FAS 157-2, Effective

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS No. 157 were not applied to goodwill and other intangible assets held by the Company which are measured annually for impairment testing purposes only. The adoption of SFAS No. 157, for all other assets and liabilities held by the Company, did not have a material effect on the Company’s financial statements or notes thereto. The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.
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
Impact of Recently Issued Accounting Standards — Not Yet Adopted
     In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, or January 1, 2009 for the Company, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would be accounted for in accordance with the provisions of SFAS No. 141(R) prospectively. Early adoption is prohibited. All other provisions of SFAS No. 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 2. Acquisitions
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     In August 2008, the Company formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore corporation. On September 17, 2008, RMAP acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Net sales of RMAP during the period from September 17, 2008 through December 31, 2008 were approximately $1,000,000.
Acquisition of PNA Group Holding Corporation
     On August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), in accordance with the Stock Purchase Agreement dated June 16, 2008. The Company paid cash consideration of approximately $321,000,000, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725,000,000, paid related tender offer and consent solicitation premium payments of approximately $55,000,000, and incurred direct acquisition costs of approximately $3,000,000 for a total transaction value of approximately $1,104,000,000. The Company funded the acquisition with proceeds from its new $500,000,000 senior unsecured term loan and borrowings under its existing $1,100,000,000 syndicated unsecured revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA currently operates 23 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the five months ended December 31, 2008 were approximately $888,000,000.
     The allocation of the total purchase price of PNA to the fair values of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash	$9,845
Accounts receivable	336,369
Inventories	584,307
Property, plant and equipment	113,627
Goodwill	227,817
Intangible assets subject to amortization	167,200
Intangible assets not subject to amortization	126,000
Other current and long-term assets	59,062

Total assets acquired	1,624,227

Current and long-term debt	(780,043)
Deferred income taxes	(127,213)
Other current and long-term liabilities	(392,991)

Total liabilities assumed	(1,300,247)

Net assets acquired	$323,980

     The PNA purchase price allocation is preliminary at December 31, 2008 pending finalization of pre-acquisition period federal and state tax returns.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Dynamic’s net sales for the nine months ended December 31, 2008 were approximately $8,700,000.
2007 Acquisitions
Acquisition of Metalweb plc
     As of October 1, 2007, the Company acquired all of the outstanding capital stock of Metalweb plc (“Metalweb”), a metals service center company headquartered in Birmingham, England. Metalweb, established in 2001, specializes in the processing and distribution of primarily aluminum products for non-structural aerospace components and general engineering parts and has three additional service centers located in London, Manchester and Oxford, England. Metalweb has been re-registered as Metalweb Limited. Metalweb’s net sales for the year ended December 31, 2008 were approximately $46,000,000.
Acquisition of Clayton Metals, Inc.
     On July 1, 2007, the Company acquired all of the outstanding capital stock of Clayton Metals, Inc. (“Clayton Metals”), an Illinois corporation headquartered in Wood Dale, Illinois. Clayton Metals, founded in 1976, specializes primarily in the processing and distribution of aluminum, stainless steel and red metal flat-rolled products, custom extrusions and aluminum circles through its metals service center locations in Wood Dale, Illinois; Cerritos, California; High Point, North Carolina; and Parsippany, New Jersey. Clayton Metals’ net sales for the year ended December 31, 2008 were approximately $92,000,000. The Company closed the North Carolina operation in early 2009.
Acquisition of Encore Group
     As of February 1, 2007, the Company acquired the net assets and business of the Encore Group of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar products, through its currently 13 facilities located mainly in Western Canada. The net sales of the Encore Group for the year ended December 31, 2008 were approximately $188,000,000. The Canadian Encore group businesses now operate as divisions or subsidiaries of Reliance Metals Canada Limited.
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
Acquisition of Crest Steel Corporation
     On January 2, 2007, the Company purchased all of the outstanding capital stock of Crest Steel Corporation (“Crest”), a metals service center company headquartered in Carson, California with facilities in Riverside, California and Phoenix, Arizona. Crest was founded in 1963 and specializes in the processing and distribution of carbon steel products including flat-rolled, plate, bars and structurals. Crest’s net sales for the year ended December 31, 2008 were approximately $147,000,000.
Acquisition of Industrial Metals and Surplus, Inc.
     Also on January 2, 2007, the Company, through its wholly-owned subsidiary Siskin Steel & Supply Company, Inc. (“Siskin”), purchased the outstanding capital stock of Industrial Metals and Surplus, Inc. (“Industrial Metals”), a metals service center company headquartered in Atlanta, Georgia and a related company, Athens Steel, Inc. (“Athens Steel”), located in Athens,

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Georgia. Industrial Metals was founded in 1978 and specializes in the processing and distribution of carbon steel structurals, flat-rolled and ornamental iron products. Industrial Metals and Athens Steel now operate as divisions of Siskin. Net sales for Industrial Metals (including Athens Steel) for the year ended December 31, 2008 were approximately $137,000,000.
Summary purchase price allocations for 2007 acquisitions
     The total cost of the acquisitions of Clayton Metals, Crest, Industrial Metals, Encore Group and Metalweb of approximately $281,443,000 was funded with borrowings on the Company’s revolving credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $81,849,000. The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

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

     The consolidated financial statements reflect the allocations of each acquisition’s purchase price.
2006 Acquisitions
Acquisition of Yarde Metals, Inc.
     On August 1, 2006, the Company acquired 100% of the outstanding capital stock of Yarde Metals, Inc. (“Yarde Metals”), a metals service center company headquartered in Southington, Connecticut for approximately $100,000,000 plus the assumption of approximately $101,000,000 of Yarde Metals’ outstanding debt, net of cash acquired. Yarde Metals was founded in 1976 and specializes in the processing and distribution of stainless steel and aluminum plate, rod and bar products with six service center locations. Net sales for Yarde Metals for the year ended December 31, 2008 were approximately $480,000,000.
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
December 31, 2008
     The acquisition of Yarde Metals was funded with borrowings on the Company’s syndicated credit facility and a short-term supplemental credit facility.
Acquisition of Earle M. Jorgensen Company
     On April 3, 2006, the Company acquired Earle M. Jorgensen Company (“EMJ”) for a total transaction value of approximately $1,000,000,000. EMJ, headquartered in Lynwood, California, is one of the largest distributors of specialty tubing products in North America with 40 service and processing centers. The Company paid $6.50 in cash and issued .1784 of a share of Reliance common stock for each outstanding share of EMJ common stock. In total, Reliance issued 8,962,268 shares of its common stock in exchange for the 50,237,094 shares of outstanding EMJ common stock. The purchase also included the assumption of approximately $252,900,000 of EMJ outstanding debt, including $250,000,000 of 9.75% senior secured notes and $2,900,000 of other debt. In addition, the Company cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,882,000. Net sales for EMJ for the year ended December 31, 2008 were approximately $2,200,000,000. The 9.75% EMJ senior secured notes were repaid in November 2006, with proceeds from the issuance of $600,000,000 of Reliance senior unsecured notes with a weighted average interest rate of 6.47%.
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

     The cash portion of the acquisition was funded with borrowings on the Company’s existing revolving credit facility.
Acquisition of Flat Rock Metal Processing L.L.C.
     In March 2006, Precision Strip, Inc., a wholly-owned subsidiary of the Company, acquired certain assets and business of Flat Rock Metal Processing L.L.C. (“Flat Rock”) based in Flat Rock, Michigan. Flat Rock was founded in 2001 and was a privately held toll processing company with facilities in Perrysburg, Ohio; Eldridge, Iowa; and Portage, Indiana. Both Perrysburg, Ohio and Portage, Indiana locations process and deliver carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee, without taking ownership of the metal. The purchase was funded with borrowings under the Company’s revolving credit facility.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
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
     In January 2006, the Company purchased the remaining 49.5% of American Steel from American Industries, Inc., the holder of the minority interest. As a result, effective January 3, 2006 the Company includes 100% of American Steel’s income in its financial results. American Steel operates as a wholly-owned subsidiary of Reliance.
Summary purchase price allocation information for all acquisitions
     All of the acquisitions discussed in this note have been accounted for under the purchase method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated financial statements reflect the allocations of each acquisition’s purchase price as of December 31, 2008 or 2007, as applicable.
     As part of the purchase price allocations of the 2008, 2007, and 2006 acquisitions, $126,000,000, $47,218,000 and $210,800,000, respectively, were allocated to the trade names acquired, none of which is subject to amortization. The Company determined that the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for 2008, 2007, and 2006 acquisitions of $171,175,000, $62,038,000 and $89,300,000, respectively, with weighted average lives of 12.4, 23.6 and 25.1 years, respectively. The goodwill amounts from the 2008, 2007 and 2006 acquisitions are expected to be deducted for tax purposes in future years with the exception of the PNA, Crest and EMJ goodwill amounts. Total tax deductible goodwill amounted to approximately $374,750,000 at December 31, 2008.
Pro forma financial information
     The following unaudited pro forma summary financial results present the consolidated results of operations as if our 2008 and 2007 acquisitions had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, debt premium amortization from recording the EMJ senior notes at fair value, certain non-recurring executive compensation costs that Reliance does not incur after taking control of the acquired entities, and a provision for income taxes for companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma summary financial results reflect the acquired companies’ historical method for inventory valuation which was the first-in, first-out (FIFO) method through the acquisition date. All domestic acquisitions adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition.
     The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2008 or January 1, 2007, or of any potential results which may occur in the future.

	Year Ended December, 31
	2008	2007
	(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$10,068,081	$9,010,513
Net income	$561,155	$434,257
Earnings per share — diluted	$7.62	$5.71
Earnings per share — basic	$7.68	$5.74

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 3. Investments in Joint Venture Companies
     The equity method of accounting is used where the Company’s investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when ownership interest is greater than 50%.
     In connection with the PNA acquisition, the Company also acquired interests in four joint venture arrangements. In three of those joint ventures the Company has non-controlling interests. The equity method is used to account for the investments in Indiana Pickling and Processing Company (45% interest), Acero Prime S. de R.L. de C.V. (40% interest) and Oregon Feralloy Partners LLC (40% interest). The investments in these unconsolidated entities are recorded in “Other assets” caption of the balance sheet and amounted to approximately $20,605,000 at December 31, 2008. Equity in earnings of these entities during the period from the acquisition date through December 31, 2008 amounted to approximately $565,000.
     Feralloy Processing Company, a 51%-owned joint venture by Feralloy Corporation, is the fourth joint venture arrangement the Company acquired in connection with the PNA acquisition. The Company also has two separate joint venture arrangements, through which they own Everest Metals (Suzhou) Co., Ltd. and Valex China Co. Ltd., for operations in the People’s Republic of China with 70% and 88% ownership interests, respectively. The results of these majority-owned operations are consolidated in the Company’s financial results and have not been material in each of the three years ended December 31, 2008. The portion of the earnings related to the minority shareholder interests has been reflected as minority interest expense in the Consolidated Statements of Income.
Note 4. Inventories
     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. At December 31, 2008 and 2007, cost on the first-in, first-out (“FIFO”) method exceeds the LIFO value of inventories by $387,830,000 and $278,609,000, respectively. Inventories of $195,530,000 and $174,189,000 at December 31, 2008 and 2007, respectively, were stated on the FIFO method, which is not in excess of market.
Note 5. Goodwill
     The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance as of January 1, 2006	$384,730
Acquisitions	399,247
Purchase price allocation adjustments	894

Balance as of December 31, 2006	784,871
Acquisitions	91,720
Purchase price allocation adjustments	3,370
Effect of foreign currency translation	6,191

Balance as of December 31, 2007	886,152
Acquisitions	232,699
Purchase price allocation adjustments	(45,327)
Effect of foreign currency translation	(7,997)

Balance as of December 31, 2008	$1,065,527

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 6. Intangible Assets, net
     Intangible assets, net, consisted of the following:

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,363)	$6,803	$(6,175)
Loan fees	19,460	(8,759)	16,147	(6,808)
Customer list/relationships	339,518	(34,231)	176,124	(18,967)
Software — internal use	8,100	(2,228)	8,100	(1,417)
Other	5,146	(1,036)	1,748	(657)

	379,077	(52,617)	208,922	(34,024)

Intangible assets not subject to amortization:
Trade names	415,221	—	289,393	—

	$794,298	$(52,617)	$498,315	$(34,024)

     Amortization expense for intangible assets amounted to approximately $19,071,000, $12,007,000 and $6,859,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2009	$27,905
2010	27,526
2011	26,990
2012	25,177
2013	25,228
Note 7. Cash Surrender Value of Life Insurance Policies, net
     The Company’s wholly-owned subsidiary, EMJ, is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former Stock Bonus Plan and shares held individually by employees upon the termination of their employment. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.
     Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend rates for most of the policies held by EMJ are fixed at 11.26%. Income earned under the policies held by EMJ totaled $27,314,000 during the year ended December 31, 2008 and is recorded in the Other income (expense), net caption in the accompanying statements of income (See Note 13).
     Generally EMJ borrows against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on loans against those policies. In 2008, the Company borrowed approximately $33,422,000 against the cash surrender values of the policies to pay for accrued interest of $28,650,000 and premiums of $4,772,000. No borrowings against the cash surrender values of the policies were made during 2007. The 2007 annual payment of accrued interest on the outstanding loans was financed by cash flows from operations. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of December 31, 2008 and 2007, loans and accrued interest outstanding on EMJ’s life insurance policies were approximately $282,760,000 and $251,218,000, respectively. Also, at the end of each period, approximately $29,750,000 and $34,800,000 were available for future borrowings. Interest expense on borrowings on cash surrender values made by EMJ totaled $29,175,000 during the year ended December 31, 2008 and is included in the Other income (expense), net caption in the accompanying statements of income (See Note 13).
     The cash surrender value of all life insurance policies held by the Company, net of loans and related accrued interest, were $57,410,000 and $73,953,000 as of December 31, 2008 and 2007, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 8. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Unsecured revolving credit facility due November 9, 2011	$453,000	$185,000
Senior unsecured term loan due from March 31, 2009 to November 9, 2011	481,250	—
Senior unsecured notes due January 2, 2009	10,000	10,000
Senior unsecured notes paid January 2, 2008	—	30,000
Senior unsecured notes due October 15, 2010	78,000	103,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	10,427	19,791

Total	1,767,677	1,082,791
Less unamortized discount	(2,068)	(2,211)
Less amounts due within one year	(93,877)	(71,815)

Total long-term debt	$1,671,732	$1,008,765

Unsecured Revolving Credit Facility
     The Company’s $1,100,000,000 unsecured revolving credit facility has fifteen banks as lenders and can be increased to $1,600,000,000 with their approval. Interest on the revolving credit facility is at variable rates based on LIBOR plus 0.75% or the bank prime rate at December 31, 2008. This margin on LIBOR based borrowings is subject to an adjustment every quarter prospectively based on the Company’s leverage ratio. The applicable margin can be a maximum of 1.00% over the LIBOR rate if the Company’s leverage ratio is greater than or equal to 55%. The minimum applicable margin is 0.375% if the leverage ratio is less than 25%. Base rate borrowings are not subject to adjustments and are based on the bank’s prime rate. Weighted average rates on borrowings outstanding on the revolving credit facility were 2.67% and 5.46% at December 31, 2008 and December 31, 2007, respectively. Average interest rates on the revolving credit facility were 3.41% and 5.93% during the years ended December 31, 2008 and 2007, respectively.
     At December 31, 2008, the Company had $51,089,000 of letters of credit outstanding under the revolving credit facility with availability to issue an additional $73,911,000 of letters of credit. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.15% at December 31, 2008.
Revolving Credit Facilities — Foreign Operations
     The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35,000,000. There were no borrowings outstanding on these revolving credit facilities at December 31, 2008 and December 31, 2007. Various other separate revolving credit facilities with combined credit limit of approximately $17,000,000 are in place for operations in: a) Asia with outstanding balances of $1,643,000 and $1,641,000 at December 31, 2008 and 2007, respectively, and b) the United Kingdom with outstanding balances of $5,809,000 and $7,262,000 at December 31, 2008 and December 31, 2007, respectively.
Senior Unsecured Term Loan
     In connection with the PNA acquisition, the Company entered into a $500,000,000 senior unsecured term loan on July 31, 2008. The loan bears interest at variable rates based on LIBOR plus 2.25% for the period ended December 31, 2008 and requires quarterly installment payments of principal in the amount of $18,750,000 beginning December 31, 2008, with the remaining balance due on November 9, 2011. The LIBOR margins are also subject to quarterly adjustments under this unsecured term loan agreement based on the Company’s leverage ratios. The applicable margin can be a maximum of 2.50% over the LIBOR rate if the Company’s leverage ratio is greater than or equal to 55%. The minimum applicable margin is 1.50% if the leverage ratio is less than 25%. Base rate borrowings are also subject to quarterly adjustments based on the Company’s leverage ratios and can be as high as 1.25% or as low as 0.25% over the bank’s prime rate. Also on July 31, 2008, the Company entered into an

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
     Amendment to its $1,100,000,000 syndicated credit facility to allow the Company to raise $500,000,000 of new debt, after taking into account the $500,000,000 issued in the term loan which had exhausted the previous limit.
Senior Unsecured Notes — Private Placements
     The Company also has $223,000,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.78% and have a weighted average remaining life of 2.8 years, maturing from 2009 to 2013.
Senior Unsecured Notes — Publicly Traded
     On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000,000 of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include provisions which, in the event of a change of control, require the Company to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest.
Covenants
     The $1,100,000,000 revolving credit facility, the $500,000,000 senior unsecured term loan, and the privately placed senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things. The Company’s interest coverage ratio for the last twelve month period ended December 31, 2008 was approximately 10.3 times compared to the debt covenant requirement of 3.0 times (interest coverage ratio is calculated as net income plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). The Company’s leverage ratio at December 31, 2008 calculated in accordance with the terms of the credit agreement was 42.8% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit on the $1,100,000,000 revolving credit facility, divided by shareholders’ equity plus total debt). The minimum net worth requirement at December 31, 2008 was $913,600,000 compared to the Company’s consolidated shareholders’ equity balance of $2,431,436,000 at December 31, 2008.
     All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the term loan and the private placement notes. The requirement with respect to the subsidiary guarantors is that they collectively account for at least 80% of consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 96% of our 2008 total consolidated EBITDA and approximately 95% of total consolidated tangible assets. The Company was in compliance with all additional debt covenants at December 31, 2008.
Debt Maturities
     The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in thousands)
2009	$93,877
2010	153,250
2011	844,500
2012	450
2013	75,300
Thereafter	600,300

$1,767,677

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 9. Income Taxes
     Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. Except for various pre-acquisition periods of newly acquired subsidiaries, the Company is no longer subject to U.S. federal, state and local tax examinations for years before 2004.
     Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Current:
Federal	$218,242	$194,225	$166,577
State	35,211	32,966	23,013
Foreign	6,748	7,014	3,397

	260,201	234,205	192,987
Deferred:
Federal	23,330	8,917	16,654
State	(117)	1,113	6,660
Foreign	(493)	2,203	324

	22,720	12,233	23,638

	$282,921	$246,438	$216,625

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2008	2007	2006
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.0	3.4	3.9
Other, net	(1.1)	(0.7)	(1.0)

Effective tax rate	36.9%	37.7%	37.9%

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$51,889	$41,122
Inventory costs capitalized for tax purposes	16,936	11,121
LIFO inventories	23,169	—
Allowance for doubtful accounts	7,732	5,345
Tax credits	18,030	29,083
Net operating loss carryforwards	3,880	342
Other	12,546	14,592

Total deferred tax assets	134,182	101,605

Deferred tax liabilities:
Tax over book depreciation	(127,619)	(91,635)
Goodwill and other intangible assets	(275,523)	(160,881)
LIFO inventories	—	(69,687)
Other	(433)	(2,719)

Total deferred tax liabilities	(403,575)	(324,922)

Net deferred tax liabilities	$(269,393)	$(223,317)

     As of December 31, 2008, the Company had available state net operating loss carryforwards (“NOL’s”) of $5,961,000 to offset future income taxes, expiring in years 2009 through 2028. Additionally, as of December 31, 2008, the Company had $17,782,000 of minimum tax credits and $248,000 of other miscellaneous tax credits. The minimum tax credits were from the acquisition of EMJ and are subject to an annual limitation amount. The ultimate realization of the federal and state benefits of the credit carryforwards are dependent on future profitable operations. The Company believes that it is more likely than not that it will be able to realize its NOL’s and credits within their respective carryforward periods.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Taxes on Foreign Income
     At December 31, 2008, unremitted earnings of subsidiaries outside of the United States were approximately $62,233,000, on which no United States taxes had been provided. The Company’s current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
Unrecognized Tax Benefits
     The Internal Revenue Service (“IRS”) completed the examination of the Company’s 2002 through 2004 federal income tax returns during 2008. The Company settled with the IRS related to certain of the Company’s inventory costing and LIFO methods. All federal returns have been amended and all taxes related to the settlement have been paid. The Company is in process of amending the state returns affected by the IRS settlement. The Company also settled with the IRS for a pre-acquisition refund claim filed by one of the Company’s subsidiaries. The net operating losses and credits have been adjusted accordingly. The IRS has started an audit of the pre-acquisition period of the newly acquired subsidiaries. The Company is also under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations.
     Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Unrecognized tax benefits at January 1	$3,795	$5,026
Increases in tax positions for prior years	15	14
Decreases in tax positions for prior years	(63)	(1,301)
Increases in tax positions for current year	20,073	479
Settlements	—	(341)
Lapse in statute of limitations	(403)	(82)

Unrecognized tax benefits at December 31	$23,417	$3,795

     At December 31, 2008, out of a total of $23,417,000 of unrecognized tax benefits, $15,699,000 would impact the effective tax rate if recognized. Accrued interest and penalties related to uncertain tax positions were approximately $3,962,000 at December 31, 2008. Interest and penalties related to uncertain tax positions amounted to approximately $2,575,000 and $890,000 during the years ended December 31, 2008 and 2007, respectively.
Note 10. Stock Option Plans
     In May 2004, the Board of Directors of the Company (the “Board”) adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserved 6,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. On May 17, 2006, the 2004 Plan was amended to allow the Board to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 6,000,000 shares to 10,000,000 shares, and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. There are 9,164,000 shares available for issuance with 3,191,375 options granted and outstanding under the 2004 Plan as of December 31, 2008. The 2004 Plan, as amended, provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options cannot be granted longer than ten years from the date of the plan. All options granted as of December 31, 2008 have seven-year terms with the exception of the October 2005 grants which have five-year terms, and all options vest at the rate of 25% per year, commencing one year from the date of grant.
     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. In February 1999, the Directors Plan was amended to allow the Board authority to grant additional options to acquire the Company’s common stock to non-

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
employee directors. In May 2004 the Directors Plan was amended so that any unexpired stock options granted under the Directors Plan to a non-employee director that retires from the Board of Directors at or after the age of 75 become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. In May 2005, after approval of the Company’s shareholders, the Directors Plan was further amended and restated providing that options to acquire 6,000 shares of Common Stock would be automatically granted to each non-employee director each year and would become 100% exercisable after one year. Once exercisable, the options would remain exercisable until that date which is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 374,000 shares reserved as of May 2005 to 500,000 shares. Options under the Directors Plan are non-qualified stock options, with an exercise price at least equal to fair market value at the date of grant. All options granted prior to May 2005 expire five years from the date of grant. None of these stock options become exercisable until one year after the date of grant, unless specifically approved by the Board. As of December 31, 2008, there were 374,750 shares available for issuance with 141,750 options granted and outstanding under the Directors Plan.
     In connection with the EMJ acquisition, the Company assumed the EMJ incentive stock option plan (“EMJ Plan”) and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. The exchange of the options was accounted for similar to a modification in accordance with SFAS 123(R). The value of the vested options assumed was included as part of the EMJ purchase price and the value of the unvested options is being recognized to expense over the remaining vesting periods of the respective options. Options granted under the EMJ plan have ten-year terms and vest at the rate of 25% per year. As of December 31, 2008, there were 85,647 options granted and outstanding under the EMJ Plan.
     Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
Stock Options	Shares	Exercise Price	(In years)	(In thousands)

Outstanding at January 1, 2006	3,159,000	$20.20
Granted	42,000	$43.34
Assumed in acquisition	287,886	$25.13
Exercised	(438,290)	$16.23
Expired or forfeited	(43,184)	$22.36

Outstanding at December 31, 2006	3,007,412	$21.54
Granted	1,068,500	$45.51
Exercised	(872,001)	$18.90
Expired or forfeited	(51,656)	$29.57

Outstanding at December 31, 2007	3,152,255	$30.27
Granted	1,174,000	$57.14
Exercised	(844,338)	$21.31
Expired or forfeited	(63,145)	$37.87

Outstanding at December 31, 2008	3,418,772	$41.57	4.5	$50

Exercisable at December 31, 2008	1,003,476	$29.80	3.1	$50

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Weighted average assumptions used:
Risk free interest rate	2.90%	4.50%	4.75%
Expected life in years	4.8	4.8	5.8
Expected volatility	.38	.40	.38
Expected dividend yield	.70%	.71%	.46%
     The total intrinsic value of all options exercised during the years ended December 31, 2008, 2007, and 2006 were $31,416,000, $28,069,000 and $9,594,000, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
     A summary of the status of the Company’s non-vested stock options as of December 31, 2008 and changes during the year then ended is as follows:

		Weighted Average Grant
Non-vested Options	Shares	Date Fair Value

Non-vested at December 31, 2007	2,136,234	$13.05
Granted	1,174,000	$19.78
Forfeited or expired	(63,145)	$15.11
Vested	(831,793)	$12.08

Non-vested at December 31, 2008	2,415,296	$16.60

     As of December 31, 2008, there was approximately $27,900,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 1.8 years.
     Proceeds from option exercises under all stock option plans for the years ended December 31, 2008, 2007 and 2006 were $17,987,000, $16,483,000, and $7,115,000, respectively. The tax benefit realized from option exercises during the years ended December 31, 2008, 2007 and 2006 were $11,197,000, $10,708,000, and $3,555,000, respectively.
     The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2008:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Average Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price of Options
Exercise Price	December 31, 2008	In Years	Exercise Price	December 31, 2008	Exercisable

$15 — $19	27,750	5.7	$18.15	27,750	$18.15
$24 — $28	1,253,147	2.2	$24.61	735,976	$24.60
$43 — $45	935,375	5.3	$44.80	203,750	$44.59
$56 — $57	1,124,500	6.2	$56.80	—	N/A
$61 — $67	78,000	8.9	$64.00	36,000	$61.33

$15 — $67	3,418,772	4.5	$41.57	1,003,476	$29.80

Note 11. Employee Benefits
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
Defined Contribution Plans
     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2008. Various defined contribution plans of Reliance subsidiaries were combined into the Master Plan during 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Supplemental Executive Retirement Plans
     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Effective January 1, 2009 the SERP plan for certain key officers of the Company was amended to freeze the plan to new participants as well as change the benefit formula. The impact of the amendment is not expected to have a material impact on the benefit obligation under this plan. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. Separate SERP plans exist for certain wholly-owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the subsidiary plans have been frozen to include only existing participants. The SERP plans do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP plans with values of $11,805,000 and $13,229,000 at December 31, 2008 and 2007, respectively.
     Furthermore, in December 2008, a new deferred compensation plan was put in place for certain officers and key employees of the Company. Account balances from various deferred compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance deferred compensation plan at December 31, 2008 was approximately $6,000,000.
Defined Benefit Plans
     The Company, through certain of its subsidiaries maintains qualified defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable.
     The Company uses a December 31 measurement date for its plans. The following is a summary of the status of the funding of the SERP and Defined Benefit Plans:

	SERP		Defined Benefit Plans
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$28,295	$20,072	$26,884	$28,080
Assumed in acquisition	1,954	—	16,445	—
Service cost	1,003	964	696	795
Interest cost	1,688	1,568	2,179	1,586
Actuarial losses	(640)	6,473	2,332	547
Change in assumptions	4	(15)	927	(2,467)
Benefits paid	(784)	(767)	(1,479)	(747)
Plan amendments	1,909	—	459	121
Curtailments or settlements	(2,675)	—	—	(1,031)

Benefit obligation at end of year	$30,754	$28,295	$48,443	$26,884

Change in plan assets
Fair value of plan assets	N/A	N/A	$25,446	$21,539
Acquired in acquisition	N/A	N/A	14,877	—
Actual return on plan assets	N/A	N/A	(8,554)	2,447
Employer contributions	N/A	N/A	2,208	3,460
Benefits paid	N/A	N/A	(1,479)	(2,000)

Fair value of plan assets at end of year	N/A	N/A	$32,498	$25,446

Funded status

Unfunded status of the plans	$(30,754)	$(28,295)	$(15,945)	$(1,438)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses (gain)	$8,822	$10,621	$12,584	$(1,790)
Unamortized prior service cost	—	196	397	—

	$8,822	$10,817	$12,981	$(1,790)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
     As of December 31, 2008 and 2007, the following amounts were recognized in the balance sheet:

	SERP		Defined Benefit Plans
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(1,195)	$(735)	$—	$—
Accrued benefit liability (long-term)	(29,558)	(27,558)	(15,945)	(2,155)
Prepaid benefit cost	—	—	—	717
Accumulated other comprehensive loss/(gain)	8,822	10,817	12,981	(1,790)

Net amount recognized	$(21,931)	$(17,476)	$(2,964)	$(3,228)

     The accumulated benefit obligation for all SERP plans was $16,947,000 and $16,260,000 at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for all defined benefit pension plans was $48,443,000 and $26,884,000 at December 31, 2008 and 2007, respectively.

	Year Ended December 31,
	2008	2007
	(in thousands)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$48,443	$22,093
Projected benefit obligation	48,443	22,093
Fair value of plan assets	32,498	19,938
     Following are the details of net periodic benefit cost related to the SERP and Defined Benefit Plans:

	SERP			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(in thousands)			(in thousands)
Service cost	$1,003	$964	$568	$696	$795	$721
Interest cost	1,688	1,568	1,125	2,179	1,586	1,227
Expected return on plan assets	—	—	—	(2,566)	(1,813)	(1,294)
Curtailment/settlement expense	1,909	—	—	—	221	665
Prior service cost	196	196	196	63	16	2
Amortization of net loss	1,119	1,251	496	6	14	41

	$5,915	$3,979	$2,385	$378	$819	$1,362

     Assumptions used to determine net periodic benefit cost are detailed below:

	SERP			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Weighted average assumptions to determine net cost
Discount rate	6.01%	6.00%	6.00%	6.28%	5.60%	5.26%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	8.02%	8.23%	8.23%
Rate of compensation increase	5.94%	5.92%	5.88%	N/A	N/A	N/A
     Assumptions used to determine the benefit obligation at December 31 are detailed below:

	SERP		Defined Benefit Plans
	2008	2007	2008	2007
Weighted average assumptions to determine benefit obligations
Discount rate	6.02%	6.01%	6.10%	6.21%
Expected long-term rate of return on plan assets	N/A	N/A	8.02%	8.23%
Rate of compensation increase	5.94%	5.92%	N/A	N/A

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
     The weighted-average asset allocations of the Company’s defined benefit plans by asset category are as follows:

	December 31,
	2008	2007
Plan Assets
Equity securities	56%	67%
Debt securities	39	30
Other	5	3

Total	100%	100%

     The above asset allocations are in line with the Company’s target asset allocation ranges which are as follows: equity securities 50% to 80%, debt securities 20% to 60%, and other assets of 0% to 10%. The Company establishes its estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. The Company uses a measurement date of December 31 for its SERP and defined benefit plans. Employer contributions to the SERP and defined benefit plans during 2009 are expected to be $1,392,000 and $3,519,000, respectively.
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
     Components of the net periodic pension expense associated with the Postretirement Plan are as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Service cost	$752	$764	$349
Interest cost	752	610	301
Amortization of net loss	172	201	—

	$1,676	$1,575	$650

     The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,487	$8,188
Service cost	752	764
Interest cost	752	610
Benefit payments	(162)	(177)
Actuarial loss	1,187	2,102

Benefit obligation at end of year	$14,016	$11,487

Unfunded Status	$(14,016)	$(11,487)

Item not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$3,993	$2,977

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008

	December 31,
	2008	2007
	(in thousands)
Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(528)	$(386)
Accrued benefit liability (long-term)	(13,488)	(11,101)
Accumulated other comprehensive loss	3,993	2,977

Net amount recognized	$(10,023)	$(8,510)

     Assumptions used to determine net periodic benefit are detailed below:

	Year Ended December 31,
	2008	2007	2006
Weighted average assumptions to determine net cost
Discount rate	6.25%	5.50%	5.50%
Health care cost trend rate	10.00%	11.00%	9.00%
Rate to which the cost trend rate is assumed to decline	6.00%	6.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2010
     Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2008	2007
Weighted average assumptions to determine benefit obligations
Discount rate	6.00%	6.25%
Health care cost trend rate	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2012	2012
     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in thousands)		(in thousands)
Effect on total service and interest cost components	$221	$(186)	$217	$(133)
Effect on postretirement benefit obligation	1,655	(1,427)	1,452	(904)
     The following is a summary of benefit payments under the Company’s various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined	Post Retirement
	SERP	Benefit Plans	Medical Plan
		(in thousands)
2009	$1,392	$1,936	$544
2010	1,373	2,125	633
2011	1,362	2,217	683
2012	1,246	2,397	728
2013	1,372	2,506	668
2014 — 2018	12,693	15,228	5,216
     The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

		Defined	Post Retirement
	SERP	Benefit Plans	Medical Plan
		(in thousands)
Actuarial loss	$978	$583	$186
Prior service cost	—	63	—

Total	$978	$646	$186

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Supplemental Bonus Plan
     In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. At December 31, 2008, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 150,792 shares of Reliance common stock totaling approximately $3,140,000. The adjustments to reflect this obligation at fair value based on the closing price of the Company common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the three year periods ended December 31, 2008 amounted to approximately ($5,060,000), $2,420,000 and ($1,020,000). This obligation will be satisfied by future cash payments to participants upon their termination of employment.
Contributions to Company Sponsored Retirement Plans
     The Company’s expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Master Plan	$16,356	$8,970	$8,116
Other Defined Contribution Plans	7,299	10,020	7,987
Employee Stock Ownership Plan	1,100	1,100	1,000
Supplemental Executive Retirement Plans	5,915	3,979	2,385
Defined Benefit Plans	378	819	1,362
Post-Retirement Medical Plan	1,676	1,575	650

	$32,724	$26,463	$21,500

Note 12. Shareholders’ Equity
Common Stock
     The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company paid regular quarterly cash dividends on its common stock in 2008. The Company’s Board of Directors increased the quarterly dividend to $.10 per share of common stock in February 2008 from $.08 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders.
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
Share Repurchase Program
     The Company has a Stock Repurchase Plan (“Repurchase Plan”) under which it is authorized to purchase up to 12,000,000 shares, of which, 7,883,033 shares remain available for repurchase as of December 31, 2008.
     During 2008 and 2007, the Company repurchased 2,443,500 and 1,673,467 shares of its common stock at an average cost of $46.97 and $49.10 per share, respectively. Repurchased shares are redeemed and treated as authorized but unissued shares.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
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
Accumulated Other Comprehensive (Loss) Income
     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income (loss) as non-stockholder changes in equity. Accumulated other comprehensive (loss) income included the following:

	December 31,
	2008	2007
	(in thousands)
Foreign currency translation adjustments	$(15,222)	$27,402
Unrealized (loss) gain on investments	(972)	191
Minimum pension liability	(15,822)	(7,348)

	$(32,016)	$20,245

     Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized (loss) gain on investments and minimum pension liability are net of deferred income tax assets (liabilities) of $547,000 and $9,770,000, respectively, as of December 31, 2008 and ($118,000) and $4,533,000, respectively, as of December 31, 2007.
Note 13. Other income (expense), net
     Significant components of the Other income (expense), net are as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Interest income from life insurance policies	$27,314	$27,996	$19,382
Interest expense on life insurance policy loans	(29,175)	(28,895)	(20,230)
Life insurance policy premium expense	(4,940)	(4,812)	(3,297)
Income from life insurance policy redemptions	1,422	1,093	1,440
Foreign currency exchange gains (losses)	(5,957)	7,337	(215)
Rental income	3,737	1,933	1,549
Interest income	2,063	2,628	2,427
Gain on extinguishment of debt	—	—	2,264
All other, net	1,696	2,651	2,448

	$(3,840)	$9,931	$5,768

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 14. Commitments and Contingencies
Lease Commitments
     The Company leases land, buildings and equipment under noncancelable operating leases expiring in various years through 2026. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the noncancelable leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2008:

	Operating	Capital
	Leases	Leases
	(in thousands)
2009	$57,616	$815
2010	50,417	808
2011	41,971	800
2012	33,994	780
2013	27,266	780
Thereafter	138,609	1,075

	$349,873	$5,058

Less, interest		(587)

Capital lease obligations		4,471
Less, current portion		(638)

Long-term capital lease obligations		$3,833

     Total rental expense amounted to $68,285,000, $61,142,000, and $43,096,000 for 2008, 2007 and 2006, respectively.
     Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $3,699,000, $3,330,000, and $1,706,000 for 2008, 2007 and 2006, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.
     Also, in connection with an acquisition, the Company acquired noncancelable capital leases related to three buildings with terms expiring in various years through 2016. At December 31, 2008, total obligations under these capital leases were $4,373,000. The carrying value and accumulated depreciation of those leases at December 31, 2008 were $8,100,000 and $2,865,000, respectively.
Collective Bargaining Agreements
     At December 31, 2008, approximately 13% of the Company’s total employees are covered by collective bargaining agreements, which expire at various times over the next five years. Approximately 4% of the Company’s employees are covered by collective bargaining agreements that expire during 2009.
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
December 31, 2008
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
Note 15. Earnings Per Share
     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net income	$482,777	$407,955	$354,507

Denominator:
Denominator for basic earnings per share — Weighted average shares	73,102	75,623	73,134

Effect of dilutive securities:
Stock options	496	442	466

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,598	76,065	73,600

Earnings per share from continuing operations — diluted	$6.56	$5.36	$4.82

Earnings per share from continuing operations — basic	$6.60	$5.39	$4.85

     The computations of earnings per share for the years ended December 31, 2008, 2007 and 2006 do not include approximately 2,311,000, 1,055,000, and 42,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Note 16. Condensed Consolidating Financial Statements
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
Condensed Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

			Non-
		Guarantor	Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated

Assets
Cash and cash equivalents	$1,522	$38,942	$11,531	$—	$51,995
Accounts receivable, less allowance for doubtful accounts	69,871	735,696	45,647	—	851,214
Inventories	44,008	1,175,140	65,320	—	1,284,468
Intercompany receivables	469	21,772	366	(22,607)	—
Other current assets	291	111,153	3,251	—	114,695

Total current assets	116,161	2,082,703	126,115	(22,607)	2,302,372

Investments in subsidiaries	3,241,463	82,367	—	(3,323,830)	—
Property, plant and equipment, net	85,627	880,916	32,163	—	998,706
Goodwill	7,088	1,012,224	46,215	—	1,065,527
Intangible assets, net	5,338	686,002	50,341	—	741,681
Intercompany receivables	—	179,636	—	(179,636)	—
Other assets	52	85,871	1,276	—	87,199

Total assets	$3,455,729	$5,009,719	$256,110	$(3,526,073)	$5,195,485

Liabilities & Shareholders’ Equity
Accounts payable	$25,655	$227,907	$17,357	$(22,607)	$248,312
Accrued compensation and retirement costs	9,534	110,090	4,083	—	123,707
Other current liabilities	10,875	168,512	4,244	—	183,631
Current maturities of long-term debt	10,250	76,175	7,452	—	93,877
Current maturities of capital lease obligations	—	608	30	—	638

Total current liabilities	56,314	583,292	33,166	(22,607)	650,165

Long-term debt	812,325	859,407	—	—	1,671,732
Intercompany borrowings	155,654	—	23,982	(179,636)	—
Deferred taxes and other long-term liabilities	—	438,011	4,141	—	442,152

Total shareholders’ equity	2,431,436	3,129,009	194,821	(3,323,830)	2,431,436

Total liabilities and shareholders’ equity	$3,455,729	$5,009,719	$256,110	$(3,526,073)	$5,195,485

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Condensed Consolidating Statement of Income
For the year ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$868,473	$7,537,749	$402,405	$(89,783)	$8,718,844

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	649,617	5,708,681	288,316	(89,866)	6,556,748
Warehouse, delivery, selling, general and administrative	130,494	1,010,701	74,656	(4,650)	1,211,201
Depreciation and amortization	7,270	86,291	4,363	—	97,924

	787,381	6,805,673	367,335	(94,516)	7,865,873

Operating income	81,092	732,076	35,070	4,733	852,971

Other income (expense):
Interest	(57,884)	(55,885)	(1,665)	32,859	(82,575)
Other income (expense), net	11,547	27,064	(5,717)	(37,592)	(4,698)

Income before equity in earnings in subsidiaries and income taxes	34,755	703,255	27,688	—	765,698
Equity in earnings of subsidiaries	461,055	6,744	—	(467,799)	—

Income from continuing operations before income taxes	495,810	709,999	27,688	(467,799)	765,698
Provision for income taxes	13,033	262,484	7,404	—	282,921

Net income	$482,777	$447,515	$20,284	$(467,799)	$482,777

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Condensed Consolidating Statement of Income
For the year ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$913,752	$6,020,779	$380,062	$(58,914)	$7,255,679

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	678,451	4,515,126	283,580	(58,996)	5,418,161
Warehouse, delivery, selling, general and administrative	170,640	821,633	66,544	(24,678)	1,034,139
Depreciation and amortization	8,075	67,634	4,164	—	79,873

	857,166	5,404,393	354,288	(83,674)	6,532,173

Operating income	56,586	616,386	25,774	24,760	723,506

Other income (expense):
Interest	(61,720)	(41,772)	(3,237)	28,019	(78,710)
Other income (expense), net	357	53,073	8,946	(52,779)	9,597

Income before equity in earnings in subsidiaries and income taxes	(4,777)	627,687	31,483	—	654,393
Equity in earnings of subsidiaries	424,734	5,332	—	(430,066)	—

Income from continuing operations before income taxes	419,957	633,019	31,483	(430,066)	654,393
Provision for income taxes	12,002	224,470	9,966	—	246,438

Net income	$407,955	$408,549	$21,517	$(430,066)	$407,955

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Condensed Consolidating Statement of Income
For the year ended December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$869,775	$4,706,273	$200,457	$(33,897)	$5,742,608

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	636,252	3,476,215	152,898	(33,979)	4,231,386
Warehouse, delivery, selling, general and administrative	206,330	649,159	32,803	(66,906)	821,386
Depreciation and amortization	7,590	53,938	946	—	62,474

	850,172	4,179,312	186,647	(100,885)	5,115,246

Operating income	19,603	526,961	13,810	66,988	627,362

Other income (expense):
Interest	(29,274)	(45,839)	(615)	14,036	(61,692)
Other income (expense), net	959	85,804	(277)	(81,024)	5,462

Income before equity in earnings in subsidiaries and income taxes	(8,712)	566,926	12,918	—	571,132
Equity in earnings of subsidiaries	390,645	4,745	—	(395,390)	—

Income from continuing operations before income taxes	381,933	571,671	12,918	(395,390)	571,132
Provision for income taxes	27,426	183,478	5,721	—	216,625

Net income	$354,507	$388,193	$7,197	$(395,390)	$354,507

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$482,777	$447,515	$20,284	$(467,799)	$482,777
Equity in earnings of subsidiaries	(461,055)	(6,744)	—	467,799	—
Adjustments to reconcile net income to cash provided by operating activities	90,302	84,403	7,202	—	181,907

Cash provided by operating activities	112,024	525,174	27,486	—	664,684

Investing activities:
Purchases of property, plant and equipment	(12,464)	(132,150)	(7,276)	—	(151,890)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	—	(330,249)	—	—	(330,249)
Net borrowings from subsidiaries	70,965	—	—	(70,965)	—
Other investing activities, net	1,082	16,127	7,276	—	24,485

Cash provided by (used in) investing activities	59,583	(446,272)	—	(70,965)	(457,654)

Financing activities:
Net repayments of long-term debt	(55,200)	(56,261)	550	—	(110,911)
Dividends paid	(29,229)	—	—	—	(29,229)
Intercompany borrowings (repayments)	—	(36,903)	(34,062)	70,965	—
Common stock repurchases	(114,774)	—	—	—	(114,774)
Other financing activities	26,739	(3,313)	—	—	23,426

Cash provided by (used in) financing activities	(172,464)	(96,477)	(33,512)	70,965	(231,488)
Effect of exchange rate changes on cash and cash equivalents	—	—	(570)	—	(570)

Decrease in cash and cash equivalents	(857)	(17,575)	(6,596)	—	(25,028)
Cash and cash equivalents at beginning of period	2,379	56,517	18,127	—	77,023

Cash and cash equivalents at end of period	$1,522	$38,942	$11,531	$—	$51,995

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
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
December 31, 2008
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2006
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$354,507	$388,193	$7,197	$(395,390)	$354,507
Equity in earnings of subsidiaries	(390,645)	(4,745)	—	395,390	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	(73,797)	(97,981)	8,235	—	(163,543)

Cash (used in) provided by operating activities	(109,935)	285,467	15,432	—	190,964

Investing activities:
Purchases of property, plant and equipment	(19,222)	(86,229)	(3,291)	—	(108,742)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(318,609)	(223,995)	—	—	(542,604)
Net advances to subsidiaries	(92,636)	—	—	92,636	—
Other investing activities, net	(58)	892	78	—	912

Cash used in investing activities	(430,525)	(309,332)	(3,213)	92,636	(650,434)

Financing activities:
Net borrowings (repayments) of long-term debt	548,412	(65,769)	1,017	—	483,660
Dividends paid	(16,145)	—	—	—	(16,145)
Intercompany borrowings (repayments)	—	103,526	(10,890)	(92,636)	—
Other financing activities	9,493	4,748	—	—	14,241

Cash provided by (used in) financing activities	541,760	42,505	(9,873)	(92,636)	481,756
Effect of exchange rate changes on cash and cash equivalents	—	—	167	—	167

Increase in cash and cash equivalents	1,300	18,640	2,513	—	22,453
Cash and cash equivalents at beginning of period	1,256	26,549	7,217	—	35,022

Cash and cash equivalents at end of period	$2,556	$45,189	$9,730	$—	$57,475

RELIANCE STEEL & ALUMINUM CO.
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)

2008:
Net sales	$1,908,170	$2,095,068	$2,572,836	$2,142,770
Cost of sales	$1,415,891	$1,508,134	$1,948,788	$1,683,935
Gross profit	$492,279	$586,934	$624,048	$458,835
Net income	$107,395	$156,596	$152,498	$66,288
Earnings per share from continuing operations — diluted	$1.46	$2.12	$2.07	$0.90
Earnings per share from continuing operations — basic	$1.47	$2.14	$2.08	$0.90
2007:
Net sales	$1,841,890	$1,896,036	$1,812,092	$1,705,661
Cost of sales	$1,369,438	$1,398,539	$1,372,128	$1,278,056
Gross profit	$472,452	$497,497	$439,964	$427,605
Net income	$111,696	$122,784	$93,565	$79,910
Earnings per share from continuing operations —
diluted	$1.46	$1.59	$1.22	$1.06
Earnings per share from continuing operations — basic	$1.47	$1.61	$1.24	$1.07
     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Year Ended December 31, 2006 Allowance for doubtful accounts	$10,511	$5,733	$5,025	(1)	$4,514	(2)	$16,755
Year Ended December 31, 2007 Allowance for doubtful accounts	$16,755	$3,918	$1,338	(1)	$5,858	(2)	$16,153
Year Ended December 31, 2008 Allowance for doubtful accounts	$16,153	$6,065	$7,875	(1)	$8,075	(2)	$22,018

(1)	Additions from acquisitions charged to goodwill.

(2)	Uncollectible accounts written off, net of recoveries.
     See accompanying reports of independent registered public accounting firms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     There have been no changes in or disagreements with the Company’s accountants on any accounting or financial disclosure issues, except that, as previously reported, our Audit Committee determined to replace Ernst & Young LLP with KPMG LLP as the Company’s independent registered public accountant beginning with the year ending December 31, 2008.
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
     Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008 at a reasonable assurance level.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f) and 15d — 15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     Effective August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation. In accordance with SEC regulations, management has elected to exclude PNA Group Holding Corporation and its subsidiaries from its 2008 assessment of and report on internal control over financial reporting. PNA Group Holding Corporation’s and its subsidiaries total assets and total revenues represent approximately twenty six percent and ten percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008
     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9A(T). Controls and Procedures
     Not applicable.
Item 9B. Other Information.
     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.:
     We have audited Reliance Steel & Aluminum Co.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PNA Group Holding Corporation and its subsidiaries, which constituted 26% of total assets as of December 31, 2008 and 10% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PNA Group Holding Corporation and its subsidiaries.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and the 2008 information in the financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
February 27, 2009

PART III
Item 10. Directors and Executive Officers and Corporate Governance.
     The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the annual meeting of shareholders to be held on May 20, 2009 are incorporated herein by reference.
Item 11. Executive Compensation.
     The narrative and tabular information, including footnotes thereto, included in the caption “Executive Compensation” of the Proxy Statement are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The narrative and tabular information, including footnotes thereto, included under the caption “Securities Ownership of Certain Beneficial Owners and Management” of the Proxy Statement are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) Financial Statements (included in Item 8).
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2008 and 2007
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
     All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.
(3) Exhibits

Exhibit
Number	Description
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)
3.01	Registrant’s Restated Articles of Incorporation(2)
3.02	Registrant’s Restated and Amended Bylaws(2)
3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)
3.04	Amendment to Registrant’s Restated and Amended Bylaws
4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)
4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)
4.03	Earle M. Jorgensen Retirement Savings Plan(11)
4.04	Credit Agreement dated July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (15)
4.05	First Amendment to Amended and Restated Credit Agreement dated July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of American, as Administrative Agent, and the banks identified as lenders therein. (15)
4.06	Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto. (15)
10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)
10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)
10.03	Incentive Bonus Plan(2)
10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)
10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)
10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)
10.07	Credit Agreement dated June 13, 2005(7)
10.08	First Amendment to Credit Agreement dated February 16, 2006(8)

Exhibit
Number	Description
10.09	Omnibus Amendment to Note Purchase Agreements(8)
10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)
10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)
10.12	Amended and Restated Credit Agreement dated November 9, 2006(12)
10.13	Corporate Officers Bonus Plan effective January 1, 2008(16)
10.14	Registrant’s Deferred Compensation Plan effective December 1, 2008
10.15	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009)
14.01	Registrant’s Code of Conduct(13)
16	Letter to the SEC from Independent Registered Public Accounting Firm Ernst & Young LLP(14)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
24	Power of Attorney(17)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 to Registrant’s Current Report on Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form Annual Report on 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2 and 4.3 to Registrant’s Current Report on Form 8-K dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Annual Report on Form 10-K filed March 15, 2005.

(14)	Incorporated by reference from Exhibit 16 to Registrant’s Annual Report on Form 10-K filed February 29, 2008 as amended by that Form 10-K/A filed August 6, 2008.

(15)	Incorporated by reference from Exhibits 4.1 through 4.3 to Registrant’s Current Report on Form 8-K, filed on August 7, 2008.

(16)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 21, 2008

(17)	Set forth on page 88 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 27th day of February 2009.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 27, 2009

/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 27, 2009

/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 27, 2009

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 27, 2009

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 27, 2009

/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 27, 2009

/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	February 27, 2009

/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 27, 2009

/s/ RICHARD J. SLATER Richard J. Slater	Director	February 27, 2009

/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 27, 2009

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)
3.01	Registrant’s Restated Articles of Incorporation(2)
3.02	Registrant’s Restated and Amended Bylaws(2)
3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(3)
3.04	Amendment to Registrant’s Restated and Amended Bylaws
4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(3)
4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(10)
4.03	Earle M. Jorgensen Retirement Savings Plan(11)
4.04	Credit Agreement dated July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (15)
4.05	First Amendment to Amended and Restated Credit Agreement dated July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of American, as Administrative Agent, and the banks identified as lenders therein. (15)
4.06	Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto. (15)
10.01	Registrant’s 1994 Incentive and Non-Qualified Stock Option Plan and the Forms of Agreements related thereto, as amended(2)
10.02	Registrant’s Form of Indemnification Agreement for officers and directors(2)
10.03	Incentive Bonus Plan(2)
10.04	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)
10.05	Registrant’s Amended and Restated Directors Stock Option Plan (5)
10.06	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan (6)
10.07	Credit Agreement dated June 13, 2005(7)
10.08	First Amendment to Credit Agreement dated February 16, 2006(8)
10.09	Omnibus Amendment to Note Purchase Agreements(8)
10.10	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)
10.11	Omnibus Amendment No. 2 to Note Purchase Agreements(8)
10.12	Amended and Restated Credit Agreement dated November 9, 2006(12)
10.13	Corporate Officers Bonus Plan effective January 1, 2008(16)
10.14	Registrant’s Deferred Compensation Plan effective December 1, 2008
10.15	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009)
14.01	Registrant’s Code of Conduct(13)
16	Letter to the SEC from Independent Registered Public Accounting Firm Ernst & Young LLP(14)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
24	Power of Attorney(17)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 2.1 to Registrant’s Current Report on Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01, 3.02, 10.01, 10.02, 10.03 and 10.06, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated November 20, 2006.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form Annual Report on 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(6)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(7)	Incorporated by reference from Exhibit 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated June 13, 2005.

(8)	Incorporated by reference from Exhibits 4.2 and 4.3 to Registrant’s Current Report on Form 8-K dated April 3, 2006.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(11)	Incorporated by reference from Exhibits 4.1 and 4.2 to Registrant’s Registration Statement on Form S-8, filed on April 12, 2006 as Commission File No. 333-133221.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Annual Report on Form 10-K filed March 15, 2005.

(14)	Incorporated by reference from Exhibit 16 to Registrant’s Annual Report on Form 10-K filed February 29, 2008 as amended by that Form 10-K/A filed August 6, 2008.

(15)	Incorporated by reference from Exhibits 4.1 through 4.3 to Registrant’s Current Report on Form 8-K, filed on August 7, 2008.

(16)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 21, 2008

(17)	Set forth on page 88 of this report.