Form 10-Q
period 2009-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2009-05-08
CIK 861884

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2009, 73,339,034 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.
 i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,643	$51,995
Accounts receivable, less allowance for doubtful accounts of $23,381 at March 31, 2009 and $22,018 at December 31, 2008	690,249	851,214
Inventories	1,088,277	1,284,468
Prepaid expenses and other current assets	27,967	33,782
Income taxes receivable	20,311	9,980
Deferred income taxes	70,836	70,933

Total current assets	1,931,283	2,302,372
Property, plant and equipment:
Land	126,901	125,096
Buildings	511,416	506,781
Machinery and equipment	815,443	810,054
Accumulated depreciation	(463,867)	(443,225)

	989,893	998,706

Goodwill	1,066,582	1,065,527
Intangible assets, net	733,648	741,681
Cash surrender value of life insurance policies, net	56,024	57,410
Investments in unconsolidated entities	20,670	20,605
Other assets	9,404	9,184

Total assets	$4,807,504	$5,195,485

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$248,366	$248,312
Accrued expenses	59,132	59,982
Deferred revenue	60,525	82,949
Accrued compensation and retirement costs	54,700	123,707
Accrued insurance costs	40,684	40,700
Current maturities of long-term debt	82,053	93,877
Current maturities of capital lease obligations	638	638

Total current liabilities	546,098	650,165
Long-term debt	1,374,018	1,671,732
Capital lease obligations	3,674	3,833
Long-term retirement costs and other long-term liabilities	99,397	94,361
Deferred income taxes	339,055	340,326
Commitments and contingencies
Reliance shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 73,325,574 at March 31, 2009 and 73,312,714 at December 31, 2008, stated capital	567,009	563,092
Retained earnings	1,913,146	1,900,360
Accumulated other comprehensive loss	(37,157)	(32,016)

Total Reliance shareholders’ equity	2,442,998	2,431,436
Noncontrolling interests	2,264	3,632

Total equity	2,445,262	2,435,068

Total liabilities and equity	$4,807,504	$5,195,485

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$1,558,535	$1,908,170

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,204,093	1,415,891
Warehouse, delivery, selling, general and administrative	276,634	281,629
Depreciation and amortization	29,847	21,365

	1,510,574	1,718,885

Operating income	47,961	189,285

Other income (expense):
Interest	(19,316)	(16,613)
Other income (expense), net	1,924	(387)

Income from continuing operations before income taxes	30,569	172,285
Provision for income taxes	10,181	64,827

Net income	20,388	107,458
Less: Net income attributable to the noncontrolling interests	270	63

Net income attributable to Reliance	$20,118	$107,395

Earnings per share:
Income from continuing operations attributable to Reliance — diluted	$.27	$1.46

Weighted average shares outstanding — diluted	73,323,713	73,548,014

Income from continuing operations attributable to Reliance — basic	$.27	$1.47

Weighted average shares outstanding — basic	73,317,140	72,857,477

Cash dividends per share	$.10	$.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income attributable to Reliance	$20,118	$107,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,847	21,365
Deferred income tax benefit	(1,472)	(827)
Gain on sales of property, plant and equipment	(117)	(134)
Equity in earnings of unconsolidated entities	(65)	—
Noncontrolling interests	270	64
Stock based compensation expense	3,597	2,970
Excess tax benefits from stock based compensation	—	(2,482)
Net decrease in cash surrender value of life insurance policies	1,386	432
Changes in operating assets and liabilities:
Accounts receivable	160,041	(142,344)
Inventories	194,719	(50,564)
Prepaid expenses and other assets	(3,671)	17,845
Accounts payable and other liabilities	(90,120)	153,476

Net cash provided by operating activities	314,533	107,196

Investing activities:
Purchases of property, plant and equipment	(15,172)	(35,973)
Proceeds from sales of property, plant and equipment	353	16,375
Net proceeds from redemption of life insurance policies	2,463	2,532
Net investment in life insurance policies	—	(96)

Net cash used in investing activities	(12,356)	(17,162)

Financing activities:
Proceeds from borrowings	102,000	187,005
Principal payments on long-term debt and short-term borrowings	(411,625)	(140,946)
Dividends paid	(7,332)	(7,259)
Payments to noncontrolling interest holders	(735)	—
Excess tax benefits from stock based compensation	—	2,482
Exercise of stock options	62	3,559
Issuance of common stock	258	284
Noncontrolling interest purchase	(2,506)	—
Common stock repurchases	—	(114,774)

Net cash used in financing activities	(319,878)	(69,649)
Effect of exchange rate changes on cash	(651)	(678)

(Decrease) increase in cash and cash equivalents	(18,352)	19,707
Cash and cash equivalents at beginning of period	51,995	77,023

Cash and cash equivalents at end of period	$33,643	$96,730

Supplemental cash flow information:
Interest paid during the period	$15,074	$3,102
Income taxes paid during the period	$19,087	$11,432
See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in Reliance Steel & Aluminum Co.’s (“Reliance” or the “Company”) Annual Report on Form 10-K.
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
     The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. The Company’s investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.
2. Impact of Recently Issued Accounting Principles
Accounting Principles Already Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS No. 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of SFAS No. 157 on January 1, 2008 for all other assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009 which also did not have a material effect on its financial position, results of operations or cash flows.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
     In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, or January 1, 2009 for the Company, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of FAS 141(R). All other provisions of SFAS No. 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 or January 1, 2009 for the Company. In accordance with SFAS No. 160, the Company classified noncontrolling interests as equity on its consolidated balance sheets as of March 31, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on the consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively.
Accounting Principles Not Yet Adopted
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. 132(R)-1 will apply to the Company’s plan asset disclosures for fiscal year ending December 31, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
3. Acquisitions
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     In August 2008, the Company formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore corporation. On September 17, 2008, RMAP acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Net sales of RMAP during the three months ended March 31, 2009 were approximately $460.
Acquisition of PNA Group Holding Corporation
     On August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), in accordance with the Stock Purchase Agreement dated June 16, 2008. The Company paid cash consideration of approximately $321,000, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725,000, paid related tender offer and consent solicitation premium payments of approximately $55,000, and incurred direct acquisition costs of approximately $3,000 for a total transaction value of approximately $1,104,000. The Company funded the acquisition with proceeds from its new $500,000 senior unsecured term loan and borrowings under its existing $1,100,000 syndicated unsecured revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA currently operates 21 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the three months ended March 31, 2009 were approximately $317,300.
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Dynamic’s net sales for the three months ended March 31, 2009 were approximately $3,064.
Purchase price allocations
     The acquisitions of all the companies have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The PNA purchase price allocation is preliminary at March 31, 2009 pending finalization of pre-acquisition period federal and state tax returns.
Pro forma financial information
     The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition of PNA had occurred at the beginning of the reporting period being presented, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect the acquired companies’ historical method for inventory valuation which was the first-in, first-out (FIFO) method through the acquisition date. All domestic acquisitions adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition.
     The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the PNA acquisition been made as of January 1, 2008, or of any potential results which may occur in the future.

Three Months Ended
March 31, 2008
Pro forma (unaudited):
Net sales	$2,382,207
Net income attributable to Reliance	$122,312
Earnings per share — diluted	$1.66
Earnings per share — basic	$1.68
4. Goodwill
     The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

Balance as of December 31, 2008	$1,065,527
Purchase price allocation adjustments	1,811
Effect of foreign currency translation	(756)

Balance as of March 31, 2009	$1,066,582

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
5. Intangible Assets, net
     The following table summarizes the Company’s intangible assets, net:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,412)	$6,853	$(6,363)
Loan fees	19,460	(9,383)	19,460	(8,759)
Customer lists/relationships	338,799	(40,201)	339,518	(34,231)
Software — internal use	8,100	(2,430)	8,100	(2,228)
Other	4,856	(893)	5,146	(1,036)

	378,068	(59,319)	379,077	(52,617)

Intangible assets not subject to amortization:
Trade names	414,899	—	415,221	—

	$792,967	$(59,319)	$794,298	$(52,617)

     The Company recognized amortization expense for intangible assets of approximately $7,035 and $3,209 for the three months ended March 31, 2009 and 2008, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining nine months of 2009 and each of the succeeding five years is as follows:

2009	$20,829
2010	27,519
2011	26,960
2012	25,152
2013	25,081
2014	22,980
6. Income Taxes
     The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 were 33.3% and 37.6%, respectively. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different during both periods. However, the same type of permanent items have a much larger favorable impact on the 2009 effective tax rate due to the Company’s lower income levels in 2009 compared to 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
7. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Unsecured revolving credit facility due November 9, 2011	$174,000	$453,000
Senior unsecured term loan due from June 30, 2009 to November 9, 2011	462,500	481,250
Senior unsecured notes paid January 2, 2009	—	10,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	8,603	10,427

Total	1,458,103	1,767,677
Less unamortized discount	(2,032)	(2,068)
Less amounts due within one year	(82,053)	(93,877)

Total long-term debt	$1,374,018	$1,671,732

Unsecured Revolving Credit Facility
     The Company’s $1,100,000 unsecured revolving credit facility has fifteen banks as lenders and can be increased to $1,600,000 with their approval. Interest is at variable rates based on LIBOR plus 0.55% or the bank prime rate for the period ended March 31, 2009. This margin on LIBOR based borrowings is subject to an adjustment every quarter prospectively based on the Company’s leverage ratio. The applicable margin can be a maximum of 1.00% over the LIBOR rate if the Company’s leverage ratio is greater than or equal to 55%. The minimum applicable margin is 0.375% if the leverage ratio is less than 25%. Base rate borrowings are not subject to adjustments and are based on the bank’s prime rate. Weighted average rates on borrowings outstanding on the revolving credit facility were 3.25% and 2.67% at March 31, 2009 and December 31, 2008, respectively. Average interest rates on the revolving credit facility were 1.69% and 4.31% during the three months ended March 31, 2009 and 2008, respectively.
     At March 31, 2009, the Company had $49,518 of letters of credit outstanding under the revolving credit facility with availability to issue an additional $75,482 of letters of credit. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at March 31, 2009.
Revolving Credit Facilities — Foreign Operations
     The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35,000. There were no borrowings outstanding on these revolving credit facilities at March 31, 2009 and December 31, 2008. Various other separate revolving credit facilities with a combined credit limit of approximately $17,000 are in place for operations in: a) Asia with outstanding balances of $1,387 and $1,643 at March 31, 2009 and December 31, 2008, respectively, and b) the United Kingdom with outstanding balances of $4,692 and $5,809 at March 31, 2009 and December 31, 2008, respectively.
Senior Unsecured Term Loan
     In connection with the PNA acquisition, the Company entered into a $500,000 senior unsecured term loan on July 31, 2008. The loan carries interest at variable rates based on LIBOR plus 2.0% as of March 31, 2009 and requires quarterly installment payments of principal in the amount of $18,750 beginning December 31, 2008, with

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
the remaining balance due on November 9, 2011. The LIBOR margins are also subject to quarterly adjustments under this unsecured term loan agreement based on the Company’s leverage ratios. The applicable margin can be a maximum of 2.50% over the LIBOR rate if the Company’s leverage ratio is greater than or equal to 55%. The minimum applicable margin is 1.50% over the LIBOR rate if the leverage ratio is less than 25%. Base rate borrowings are also subject to quarterly adjustments based on the Company’s leverage ratios and can be as high as 1.25% or as low as 0.25% over the bank’s prime rate.
Senior Unsecured Notes — Private Placements
     The Company also has $213,000 of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.71% and have a weighted average remaining life of 2.7 years, maturing from 2010 to 2013.
Senior Unsecured Notes — Publicly Traded
     On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600,000 of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250,000 aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include provisions which, in the event of a change in control, require the Company to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest.
Covenants
     The $1,100,000 revolving credit facility, the $500,000 senior unsecured term loan, and the privately placed senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things. The Company’s interest coverage ratio for the last twelve-month period ended March 31, 2009 was approximately 8.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). The Company’s leverage ratio at March 31, 2009 calculated in accordance with the terms of the credit agreement was 38.2% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at March 31, 2009 was $913,600 compared to Reliance shareholders’ equity balance of $2,442,998 at March 31, 2009.
     All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the term loan and the private placement notes. The requirement with respect to the subsidiary guarantors is that they collectively account for at least 80% of consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 97% of our total consolidated EBITDA for the last twelve months and approximately 95% of total consolidated tangible assets as of March 31, 2009. The Company was in compliance with all additional debt covenants at March 31, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
8. Reliance Shareholders’ Equity
Common Stock
     During the three months ended March 31, 2009, the Company issued 2,500 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $62. Also, 10,360 shares of common stock valued at approximately $258 were issued to division managers of the Company in February 2009 under the Key Man Incentive Plan as a portion of their bonuses for 2008.
Share Repurchase Program
     The Company has a Stock Repurchase Plan (“Repurchase Plan”) under which it is authorized to purchase up to 12,000,000 shares, of which, 7,883,033 shares remain available for repurchase as of March 31, 2009. No shares were repurchased in the three months ended March 31, 2009.
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
Other Comprehensive Income (Loss)
     Other comprehensive income (loss) included the following:

	Three Months Ended March 31,
	2009	2008
Net income	$20,388	$107,458
Other comprehensive income (loss):
Foreign currency translation loss	(5,222)	(7,561)
Unrealized gain (loss) on investments, net of tax	100	(177)
Minimum pension liability, net of tax	(19)	—

Total other comprehensive loss	(5,141)	(7,738)
Comprehensive income attributable to the noncontrolling interests	(270)	(63)

Comprehensive income attributable to Reliance	$14,977	$99,657

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss included the following:

	March 31,	December 31,
	2009	2008
Foreign currency translation adjustments	$(20,444)	$(15,222)
Unrealized loss on investments, net of tax	(872)	(972)
Minimum pension liability, net of tax	(15,841)	(15,822)

Total accumulated other comprehensive loss	$(37,157)	$(32,016)

     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of deferred income tax assets of $538 and $9,771, respectively, as of March 31, 2009 and $547 and $9,770, respectively, as of December 31, 2008.
9. Employee Benefits
Defined Benefit and Supplemental Executive Retirement Plans
     The Company maintains a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides post-retirement and certain pre-retirement pension benefits to key officers of the Company. Effective January 1, 2009 the SERP plan for certain key officers of the Company was amended to freeze the plan to new participants as well as change the benefit formula. The amendment did not have a material impact on the expense or the benefit obligation under this plan. Separate SERP’s exist for certain of the Company’s subsidiaries, each of which provides post-retirement benefits to certain current and former key employees of that subsidiary. All of the subsidiary plans have been frozen to include only existing participants.
     In December 2008, a new deferred compensation plan was put in place for certain officers and key employees of the Company. No participants of the SERP are participants of this deferred compensation plan. Account balances from various deferred compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance deferred compensation plan at December 31, 2008 was approximately $6,000. There was no material activity in this plan during the three months ended March 31, 2009.
     The Company, through certain of its subsidiaries maintains qualified defined benefit pension plans for certain of its employees, typically employees covered by collective bargaining agreements. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable.
     The net periodic pension costs for the SERP and defined benefit plans were as follows:

	SERP		Defined Benefit Plans
Three Months Ended March 31,	2009	2008	2009	2008
Service cost	$194	$251	$197	$202
Interest cost	395	408	520	422
Expected return on assets	—	—	(509)	(539)
Amortization of prior service cost	(112)	49	16	5
Amortization of net loss	255	280	174	11

Net periodic pension cost	$732	$988	$398	$101

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Postretirement Plan
     In addition to the Company’s defined benefit pension plans, the Company’s wholly-owned subsidiary Earle M. Jorgensen Company (“EMJ”) sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”).
     Components of the net periodic pension expense associated with the Company’s Postretirement Plan are as follows:

	Three Months Ended
	March 31,
	2009	2008
Service cost	$203	$203
Interest cost	206	176
Amortization of net loss	44	31

Net periodic pension cost	$453	$410

Contributions
     The Company previously disclosed in its financial statements for the year ended December 31, 2008, included in its Annual Report on Form 10-K, that it expected to contribute $3,519 to its defined benefit plans in 2009. As of March 31, 2009, contributions of approximately $1,326 had been made.
Supplemental Bonus Plan
     In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. At March 31, 2009, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 148,715 shares of Reliance common stock totaling approximately $4,100. The adjustments to reflect this obligation at fair value based on the closing price of the Company’s common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expenses. The expense from mark to market adjustments to this obligation amounted to approximately $965 and $901 during the three months ended March 31, 2009 and 2008, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
10. Earnings Per Share
     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income attributable to Reliance	$20,118	$107,395

Denominator:
Denominator for basic earnings per share:
Weighted average shares	73,317,140	72,857,477

Effect of dilutive securities:
Stock options	6,573	690,537

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,323,713	73,548,014

Earnings per share from continuing operations attributable to Reliance – diluted	$.27	$1.46

Earnings per share from continuing operations attributable to Reliance – basic	$.27	$1.47

     The computations of earnings per share do not include 3,391,022 and 2,177,873 shares reserved for issuance upon exercise of stock options for the three months ended March 31, 2009 and 2008, respectively, as their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
11. Condensed Consolidating Financial Statements
     In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600,000 at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.
     Effective January 1, 2009, RSAC Management Corp, a wholly-owned subsidiary of Reliance, was merged with and into Reliance. The results of RSAC Management Corp. are now reflected as part of the Parent in these condensed consolidating financial statements. In accordance with SEC rules, prior period amounts were retroactively restated for this change in the guarantors.
Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$13,047	$8,477	$12,119	$—	$33,643
Accounts receivable, less allowance for doubtful accounts	59,041	595,492	35,716	—	690,249
Inventories	35,828	986,253	66,196	—	1,088,277
Intercompany receivables	716	13,172	592	(14,480)	—
Prepaid expenses and other current assets	76,168	36,882	6,064	—	119,114

Total current assets	184,800	1,640,276	120,687	(14,480)	1,931,283

Investments in subsidiaries	2,092,228	155,036	595	(2,247,859)	—
Property, plant and equipment, net	88,462	865,850	35,581	—	989,893
Goodwill	9,615	1,006,947	50,020	—	1,066,582
Intangible assets, net	10,077	674,555	49,016	—	733,648
Intercompany receivables	1,763,953	—	—	(1,763,953)	—
Other assets	3,258	81,889	951	—	86,098

Total assets	$4,152,393	$4,424,553	$256,850	$(4,026,292)	$4,807,504

Liabilities & Equity
Accounts payable	$20,468	$224,099	$18,279	$(14,480)	$248,366
Accrued compensation and retirement costs	6,953	45,471	2,276	—	54,700
Other current liabilities	52,072	103,500	4,769	—	160,341
Current maturities of long-term debt	75,250	725	6,078	—	82,053
Current maturities of capital lease obligations	—	614	24	—	638

Total current liabilities	154,743	374,409	31,426	(14,480)	546,098
Long-term debt	1,373,861	157	—	—	1,374,018
Intercompany borrowings	—	1,738,074	25,879	(1,763,953)	—
Deferred taxes and other long-term liabilities	180,791	258,940	2,395	—	442,126

Total Reliance shareholders’ equity	2,442,998	2,051,454	196,405	(2,247,859)	2,442,998
Noncontrolling interests	—	1,519	745	—	2,264

Total equity	2,442,998	2,052,973	197,150	(2,247,859)	2,445,262

Total liabilities and equity	$4,152,393	$4,424,553	$256,850	$(4,026,292)	$4,807,504

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Condensed Consolidating Balance Sheet
As of December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$21,263	$19,201	$11,531	$—	$51,995
Accounts receivable, less allowance for doubtful accounts	73,871	731,696	45,647	—	851,214
Inventories	43,553	1,175,595	65,320	—	1,284,468
Intercompany receivables	469	21,772	366	(22,607)	—
Prepaid expenses and other current assets	80,397	31,047	3,251	—	114,695

Total current assets	219,553	1,979,311	126,115	(22,607)	2,302,372
Investments in subsidiaries	2,104,631	—	459	(2,105,090)	—
Property, plant and equipment, net	90,005	876,539	32,162	—	998,706
Goodwill	9,614	1,009,697	46,216	—	1,065,527
Intangible assets, net	10,701	680,639	50,341	—	741,681
Intercompany receivables	2,019,729	—	—	(2,019,729)	—
Other assets	3,572	82,810	817	—	87,199

Total assets	$4,457,805	$4,628,996	$256,110	$(4,147,426)	$5,195,485

Liabilities & Equity
Accounts payable	$26,758	$226,804	$17,357	$(22,607)	$248,312
Accrued compensation and retirement costs	19,477	100,147	4,083	—	123,707
Other current liabilities	45,093	134,294	4,244	—	183,631
Current maturities of long-term debt	85,250	1,175	7,452	—	93,877
Current maturities of capital lease obligations	—	608	30	—	638

Total current liabilities	176,578	463,028	33,166	(22,607)	650,165
Long-term debt	1,671,575	157	—	—	1,671,732
Intercompany borrowings	—	1,995,747	23,982	(2,019,729)	—
Deferred taxes and other long-term liabilities	178,216	257,878	2,426	—	438,520

Total Reliance shareholders’ equity	2,431,436	1,910,269	194,821	(2,105,090)	2,431,436
Noncontrolling interests	—	1,917	1,715	—	3,632

Total equity	2,431,436	1,912,186	196,536	(2,105,090)	2,435,068

Total liabilities and equity	$4,457,805	$4,628,996	$256,110	$(4,147,426)	$5,195,485

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$139,485	$1,393,015	$60,791	$(34,756)	$1,558,535

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	107,396	1,085,334	46,139	(34,776)	1,204,093
Warehouse, delivery, selling, general and administrative	18,783	262,518	14,235	(18,902)	276,634
Depreciation and amortization	2,729	26,067	1,051	—	29,847

	128,908	1,373,919	61,425	(53,678)	1,510,574
Operating income (loss)	10,577	19,096	(634)	18,922	47,961
Other income (expense):
Interest	(19,826)	(12,965)	(148)	13,623	(19,316)
Other income (expense), net	32,678	2,028	(237)	(32,545)	1,924

Income (loss) before equity in earnings (losses) of subsidiaries and income taxes	23,429	8,159	(1,019)	—	30,569
Equity in earnings (losses) of subsidiaries	4,492	(395)	—	(4,097)	—

Income (loss) from continuing operations before income taxes	27,921	7,764	(1,019)	(4,097)	30,569
Provision (benefit) for income taxes	7,803	2,579	(201)	—	10,181

Net income (loss)	20,118	5,185	(818)	(4,097)	20,388
Less: Net income (loss) attributable to the noncontrolling interests	—	337	(67)	—	270

Net income (loss) attributable to Reliance	$20,118	$4,848	$(751)	$(4,097)	$20,118

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$216,275	$1,602,333	$108,204	$(18,642)	$1,908,170

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	162,859	1,192,573	79,122	(18,663)	1,415,891
Warehouse, delivery, selling, general and administrative	225	292,145	19,776	(30,517)	281,629
Depreciation and amortization	2,481	17,635	1,249	—	21,365

	165,565	1,502,353	100,147	(49,180)	1,718,885
Operating income	50,710	99,980	8,057	30,538	189,285
Other income (expense):
Interest	(17,533)	(2,402)	(675)	3,997	(16,613)
Other income (expense), net	34,185	1,209	(1,246)	(34,535)	(387)

Income before equity in earnings of subsidiaries and income taxes	67,362	98,787	6,136	—	172,285
Equity in earnings of subsidiaries	41,508	1,014	—	(42,522)	—

Income from continuing operations before income taxes	108,870	99,801	6,136	(42,522)	172,285
Provision for income taxes	1,475	61,308	2,044	—	64,827

Net income	107,395	38,493	4,092	(42,522)	107,458
Less: Net income attributable to the noncontrolling interests	—	—	63	—	63

Net income attributable to Reliance	$107,395	$38,493	$4,029	$(42,522)	$107,395

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss) attributable to Reliance	$20,118	$4,848	$(751)	$(4,097)	$20,118
Equity in earnings (losses) of subsidiaries	(4,492)	395	—	4,097	—
Adjustments to reconcile net income (loss) to cash provided by operating activities	35,682	252,805	5,928	—	294,415

Cash provided by operating activities	51,308	258,048	5,177	—	314,533

Investing activities:
Purchases of property, plant and equipment	(560)	(12,331)	(2,281)	—	(15,172)
Net advances from subsidiaries	255,776	—	—	(255,776)	—
Other investing activities, net	22	2,575	219	—	2,816

Cash provided by (used in) investing activities	255,238	(9,756)	(2,062)	(255,776)	(12,356)

Financing activities:
Net repayments of debt	(307,750)	(608)	(1,267)	—	(309,625)
Dividends paid	(7,332)	—	—	—	(7,332)
Intercompany repayments (borrowings)	—	(257,673)	1,897	255,776	—
Other financing activities	320	(735)	(2,506)	—	(2,921)

Cash used in financing activities	(314,762)	(259,016)	(1,876)	255,776	(319,878)
Effect of exchange rate changes on cash and cash equivalents	—	—	(651)	—	(651)

(Decrease) increase in cash and cash equivalents	(8,216)	(10,724)	588	—	(18,352)
Cash and cash equivalents at beginning of period	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$13,047	$8,477	$12,119	$—	$33,643

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share and per share amounts)
Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income attributable to Reliance	$107,395	$38,493	$4,029	$(42,522)	$107,395
Equity in earnings of subsidiaries	(41,508)	(1,014)	—	42,522	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	(11,632)	16,369	(4,936)	—	(199)

Cash provided by (used in) operating activities	54,255	53,848	(907)	—	107,196

Investing activities:
Purchases of property, plant and equipment	(2,007)	(31,059)	(2,907)	—	(35,973)
Net advances from subsidiaries	40,608	—	—	(40,608)	—
Other investing activities, net	18	2,703	16,090	—	18,811

Cash provided by (used in) investing activities	38,619	(28,356)	13,183	(40,608)	(17,162)

Financing activities:
Net borrowings (repayments) of debt	46,992	(609)	(324)	—	46,059
Dividends paid	(7,259)	—	—	—	(7,259)
Intercompany repayments	—	(28,968)	(11,640)	40,608	—
Other financing activities	6,325	—	—	—	6,325
Common stock repurchase	(114,774)	—	—	—	(114,774)

Cash used in financing activities	(68,716)	(29,577)	(11,964)	40,608	(69,649)
Effect of exchange rate changes on cash and cash equivalents	—	—	(678)	—	(678)

Increase (decrease) in cash and cash equivalents	24,158	(4,085)	(366)	—	19,707
Cash and cash equivalents at beginning of period	35,369	23,527	18,127	—	77,023

Cash and cash equivalents at end of period	$59,527	$19,442	$17,761	$—	$96,730

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth certain income statement data for the three-month periods ended March 31, 2009 and 2008 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2009		2008
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$1,558,535	100.0%	$1,908,170	100.0%
Gross profit (1)	354,442	22.7	492,279	25.8
S,G&A expenses	276,634	17.7	281,629	14.8
Depreciation expense	22,812	1.5	18,156	1.0
Amortization expense	7,035	0.5	3,209	0.2

Operating income	$47,961	3.1%	$189,285	9.9%

(1)	Gross profit is Net sales less Cost of sales.
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     On September 17, 2008, through our newly-formed Singapore company Reliance Metalcenter Asia Pacific, Pte, Ltd. (“RMAP”), we acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. We entered this market primarily to support existing customers that moved to or expanded their operations in Asia. Net sales of RMAP during the three months ended March 31, 2009 were approximately $0.5 million.
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
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA operates 21 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the three months ended March 31, 2009 were approximately $317.3 million.
Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International, LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel

Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the three months ended March 31, 2009 were approximately $3.1 million.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Net Sales. In the three months ended March 31, 2009, our consolidated net sales decreased 18.3% to $1.56 billion compared to $1.91 billion for the three months ended March 31, 2008. This includes a 1.2% decrease in tons sold and a 15.7% decrease in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip and Feralloy Corporation.) Our 2009 first quarter sales included $317.3 million from PNA Group that we acquired on August 1, 2008. The decrease in our average selling price in the 2009 first quarter is due to prices for carbon steel products falling dramatically beginning in the 2008 fourth quarter and continuing to decline through the 2009 first quarter. Prices for aluminum and stainless steel products also fell from already low levels during the second half of 2008. Due to the acquisition of PNA, our average selling price was also impacted by a change in our product mix. Carbon steel products represented 58% of our 2009 first quarter sales, compared to 47% of our 2008 first quarter sales and carbon steel products typically have lower selling prices than the other products that we sell.
     Same-store sales, which exclude the sales of our 2008 acquisitions, were $1.24 billion in the 2009 first quarter, down 35.1% from the 2008 first quarter, with a 33.7% decrease in our tons sold and a 0.1% decrease in our average selling price per ton sold. The decline in our same-store tons sold in the 2009 first quarter compared to the 2008 first quarter was due to lower demand in all markets that we sell to mainly because of the global recession that significantly impacted our business activity beginning in November 2008. Comparing our 2009 first quarter to the 2008 fourth quarter, our tons sold decreased 13.9% and our average selling price was down 14.7%. Our 2008 fourth quarter volumes were favorably impacted by strong October 2008 shipment levels; otherwise, demand has remained relatively consistent with November 2008 levels through the 2009 first quarter. The decrease in average selling prices from the fourth quarter of 14.7% is primarily due to the continued price declines for carbon steel products throughout the 2009 first quarter.
     Gross Profit. Total gross profit decreased 28.0% to $354.4 million for the 2009 first quarter compared to $492.3 million in the 2008 first quarter. Our gross profit as a percentage of sales in the 2009 first quarter was 22.7% compared to 25.8%, in the 2008 first quarter. Gross profit margins have been negatively impacted by mill pricing volatility experienced in 2008 which has continued through the 2009 first quarter. The rapid reduction in prices during the 2008 fourth quarter required the reduction of our selling prices to remain competitive. As a consequence of the dramatic decrease in mill prices, we, along with our competitors, went into an inventory destocking mode. The inventory destocking by the industry during a period of deteriorating customer demand resulted in significant competitive pressure in the industry, negatively impacting our gross profit margin through the 2009 first quarter.
     Our 2009 first quarter gross profit margin was also impacted by our acquisition of PNA on August 1, 2008. The PNA companies have operated at lower gross profit levels historically than the Reliance companies. The net impact to our gross profit margins from PNA has been a decrease of approximately three percentage points in the 2009 first quarter. We expect to improve the margins of the PNA companies to levels more consistent with Reliance’s historical levels once demand and pricing stabilize and begin to improve.
     Our LIFO reserve adjustment, which is included in our cost of sales and therefore impacts gross profit in the 2009 first quarter resulted in income of $75.0 million, or $0.68 per diluted share, compared to expense of $17.5 million or $0.15 per diluted share in the 2008 first quarter. We currently estimate our full year 2009 LIFO adjustment to be a credit, or income, of $300.0 million mainly due to the significant reductions in carbon steel mill prices in the 2008 fourth quarter and through April of 2009 that will be reflected in our 2009 average inventory cost. Our LIFO reserve at December 31, 2008 was $387.8 million.
     Expenses. Our 2009 first quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses decreased $5.0 million, or 1.8%, from the 2008 first quarter and were 17.7% as a percentage of sales, up from 14.8% in the 2008 first quarter. On a same-store basis, our S,G&A expenses decreased $47.8 million, or 17.0% compared to the 2008 first quarter. Our cost structure is highly variable, with approximately 60% of our expenses being personnel-related. In 2009, we reduced headcount by 937, or 8.9% from December 31, 2008 levels. Since September

30, 2008, we have reduced headcount by 1,786 employees, or 15.7%. In addition to headcount reductions, several of our locations have employees working reduced hours resulting in additional cost savings. Throughout Reliance’s workforce, employees have a significant portion of compensation tied to profitability. As such, the lower profitability levels in 2009 compared to 2008 have resulted in compensation cost reductions. Furthermore, in the 2009 first quarter, our SG&A expenses included $9.6 million related to potentially uncollectible customer accounts, compared to $3.3 million in the 2008 first quarter. Please see Liquidity and Capital Resources for further discussion with respect to our credit exposure on trade accounts receivables.
     Depreciation expense for the 2009 first quarter was $22.8 million compared to $18.2 million in the 2008 first quarter. The increase was mostly due to the additional depreciation expense from our 2008 acquisitions along with depreciation on new assets placed in service throughout 2008 and so far in 2009. Amortization expense increased $3.8 million in the 2009 first quarter primarily due to additional amortization expense from the PNA acquisition.
     Operating Income. Our 2009 first quarter operating income was $48.0 million, resulting in an operating income margin of 3.1%, compared to $189.3 million, or a 9.9% operating income margin in the same period of 2008. The decreased operating income is mainly due to lower gross profit dollars resulting from decreased sales levels and lower gross profit margins.
     Other Income and Expense. Interest expense for the 2009 first quarter increased $2.7 million, or 16.3%, mainly due to the $1.1 billion of borrowings incurred to finance the acquisition of PNA on August 1, 2008.
     Income Tax Rate. Our effective tax rate in the 2009 first quarter of 33.3% was lower than our 2008 first quarter rate of 37.6%. The permanent items impacting our effective tax rate did not change materially in 2009 compared to the 2008 levels. However, the same type of permanent items have a much larger favorable impact on our effective tax rate in 2009 due to our lower income levels in 2009 compared to 2008.
     Net Income. Net income attributable to Reliance for the 2009 first quarter decreased $87.3 million, or 81.3%. The decrease was primarily due to lower gross profit and operating income dollars generated as a result of the global economic recession.
Liquidity and Capital Resources
     At March 31, 2009, our working capital was $1.39 billion, down from $1.65 billion at December 31, 2008. In the 2009 first quarter, we continued to significantly reduce our working capital and generated $314.5 million of cash flow from operations, compared to $107.2 million in the 2008 first quarter. Our accounts receivable balance decreased $160.0 million and our inventory levels decreased $194.7 million while our accounts payable and accrued expenses decreased $90.1 million.
     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of March 31, 2009, our days sales outstanding was approximately 43 days compared to 42 days at December 31, 2008. (We calculate our days sales outstanding as an average of the most recent two-month period.) We are comfortable with our current DSO rate; however, we have noted some increased closures and bankruptcy filings in the customer end markets that we serve, as reflected in the increase in our accounts receivable reserve to $23.4 million. In the 2009 first quarter, we wrote-off $6.4 million of receivables as uncollectible, our highest quarterly amount ever. Although we anticipate further receivable write-offs, we believe that our allowance is adequate to absorb any such losses.
     Our inventory turn rate during the 2009 first quarter was about 3.4 times (or 3.5 months on hand), lower than our 2008 rate of 3.9 times (or 3.1 months on hand). Customer demand has fallen off significantly and we have not been able to reduce our inventory balance as quickly as shipments have decreased. As we continue to focus on reducing inventory quantities to better match demand and we replenish our inventory with lower-cost items, our inventory turn rate should improve. Our inventory turn rate was also adversely affected by the PNA acquisition, as they historically turned their inventory at lower rates than Reliance. We expect those inventory turns to improve as we continue to focus on those businesses, and as general business conditions improve. As demand and pricing for our products increase or decrease, our working capital needs increase or decrease, respectively. Because our costs for certain metals are still declining and because we have not yet fully reduced our inventory quantities to match current customer demand levels, we expect our working capital needs to be less in the near-term. By reducing our working capital levels, mainly inventory and accounts receivable, we should continue to generate cash flow from operations. If commodity prices and demand begin to improve, we expect to finance increases in working capital needs through operating cash flow or with borrowings on our revolving credit facility.
     Our primary sources of liquidity are generally our internally generated funds from operations and our revolving credit facility. Cash flow provided by operations was $314.5 million in the three months ended March 31, 2009 compared to $107.2 million in the three months ended March 31, 2008. Our focus on reducing working capital produced our strong cash flow from operations that primarily funded our reductions of outstanding debt of $309.6 million, capital expenditures of approximately $15.2 million and dividends to our shareholders of $7.3 million during the 2009 first quarter.
     Our outstanding debt (including capital lease obligations) at March 31, 2009 was $1.46 billion, down from $1.77 billion at December 31, 2008. On August 1, 2008, we increased our borrowings by approximately $1.1 billion to finance the acquisition of PNA and the related repayment or refinancing of PNA’s outstanding indebtedness. We funded this with $500 million from a new senior unsecured term loan (bearing interest initially at LIBOR plus 2.25%, with quarterly principal installment payments of $18.75 million and the balance due November 9, 2011) and with borrowings under our existing credit facility (bearing interest at LIBOR plus 0.55% or the bank prime rate, due November 9, 2011). At March 31, 2009, we had $174 million borrowed on our $1.1 billion revolving credit facility.
     Our net debt-to-total capital ratio was 36.9% at March 31, 2009; down from our 2008 year-end rate of 41.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash). At March 31, 2009, we had availability of $926 million on our $1.1 billion revolving credit facility. We are confident that with this level of liquidity we will be able to fund our working capital needs and service our debt in the near term; however, because of the global credit tightening, we are currently limiting our uses of cash to the most important capital expenditure items and maintaining dividends to our shareholders. Our free cash flow will primarily be used to reduce debt.
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
     At March 31, 2009, we also had $213 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 2.7 years, maturing from 2010 to 2013. In early January 2009, $10 million of these notes matured and were paid off.
     We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35 million. There were no borrowings outstanding on these credit facilities at March 31, 2009 and December 31, 2008. Two other separate revolving facilities are in place for operations in China and another one for operations in the United Kingdom with total combined outstanding balances of $6.1 million and $7.5 million at March 31, 2009 and December 31, 2008, respectively.
     Our $1.1 billion syndicated credit facility, $500 million senior unsecured term loan and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the last twelve-month period ended March 31, 2009 was approximately 8.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). The leverage ratio at March 31, 2009 calculated in accordance with the terms of the credit agreement was 38.2% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at March 31, 2009 was $913.6 million compared to the Reliance shareholders’ equity balance of $2.44 billion at March 31, 2009.
     All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under our $1.1 billion revolving credit facility, the term loan and our private placement notes. The requirement with respect to the subsidiary guarantors is that they collectively account for at least 80% of consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 97% of our consolidated EBITDA for the last twelve months and approximately 95% of total consolidated tangible assets. The Company was in compliance with all additional debt covenants at March 31, 2009.
     Capital expenditures were $15.2 million for the three months ended March 31, 2009 compared to $36.0 million during the same prior year period. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     On February 19, 2009, our Board of Directors declared a regular quarterly cash dividend of $.10 per share of common stock. On April 21, 2009 our Board of Directors declared the 2009 second quarter cash dividend of $.10 per share. We have paid regular quarterly dividend payments to our shareholders for 49 consecutive years.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock, of which, 7.9 million shares remain available for repurchase as of March 31, 2009. Repurchased shares are treated as authorized but unissued shares. We repurchased approximately 2.4 million shares of our common stock during the 2008 first quarter, at an average cost of $46.97 per share. We did not repurchase any shares of our common stock in the 2009 first quarter. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
Inflation
     Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.
Seasonality
     Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, our operations have not shown any material seasonal trends except that revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. The results of any one or more quarters are therefore not necessarily indicative of annual results.
Goodwill and Other Intangible Assets
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.07 billion at March 31, 2009, or approximately 22.2% of total assets, or 43.7% of Reliance shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. Most recently completed annual impairment tests of goodwill were performed as of November 1, 2008 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2009 annual impairment tests of goodwill will be performed as of November 1, 2009 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, continuous declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of March 31, 2009, we have noted no indications of impairment.
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
     For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2008 Annual Report on Form 10-K. We do not believe that any of the new accounting standards implemented during 2009 changed our critical accounting policies.
New Accounting Pronouncements
     See Notes to Consolidated Financial Statements for disclosure on new accounting pronouncements.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability. There have been no significant changes in our market risk factors since December 31, 2008. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our December 31, 2008 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.
Item 4. Controls And Procedures
     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sale of Securities
     In March 2009, the Company issued 10,360 shares of restricted stock to certain Division Managers as part of their incentive bonus for their 2008 performance, in accordance with the Company’s Key-Man Incentive Plan. These shares were valued at an aggregate value of approximately $258,000, based on the fair market value of our common stock on the date of the grant. The Company received no consideration for these shares. The Company relied on the exemptions from registration provided by Rules 505 and/or 506 of Regulation D.
(b) Use of Proceeds
     See Item 2. (a).
(c) Issuer Purchases of Equity Securities
     None.
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

RELIANCE STEEL & ALUMINUM CO.
Dated: May 8, 2009	By:	/s/ David H. Hannah
David H. Hannah
Chairman and Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer