Form 10-Q
period 2009-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2009-08-07
CIK 861884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
     As of July 31, 2009, 73,476,270 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$179,413	$51,995
Accounts receivable, less allowance for doubtful accounts of $22,669 at June 30, 2009 and $22,018 at December 31, 2008	561,355	851,214
Inventories	817,154	1,284,468
Prepaid expenses and other current assets	27,995	33,782
Income taxes receivable	21,078	9,980
Deferred income taxes	70,842	70,933

Total current assets	1,677,837	2,302,372
Property, plant and equipment:
Land	128,515	125,096
Buildings	521,380	506,781
Machinery and equipment	830,931	810,054
Accumulated depreciation	(486,145)	(443,225)

	994,681	998,706

Goodwill	1,075,476	1,065,527
Intangible assets, net	730,280	741,681
Cash surrender value of life insurance policies, net	55,466	57,410
Investments in unconsolidated entities	20,874	20,605
Other assets	9,845	9,184

Total assets	$4,564,459	$5,195,485

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$203,621	$248,312
Accrued expenses	54,597	59,982
Deferred revenue	48,310	82,949
Accrued compensation and retirement costs	55,047	123,707
Accrued insurance costs	41,221	40,700
Current maturities of long-term debt	81,411	93,877
Current maturities of capital lease obligations	647	638

Total current liabilities	484,854	650,165
Long-term debt	1,181,303	1,671,732
Capital lease obligations	3,513	3,833
Long-term retirement costs and other long-term liabilities	103,139	94,361
Deferred income taxes	338,607	340,326
Commitments and contingencies
Reliance shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 73,464,297 at June 30, 2009 and 73,312,714 at December 31, 2008, stated capital	572,515	563,092
Retained earnings	1,900,534	1,900,360
Accumulated other comprehensive loss	(22,648)	(32,016)

Total Reliance shareholders’ equity	2,450,401	2,431,436
Noncontrolling interests	2,642	3,632

Total equity	2,453,043	2,435,068

Total liabilities and equity	$4,564,459	$5,195,485

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2009	2008

Net sales	$1,242,978	$2,095,068

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	960,093	1,508,134
Warehouse, delivery, selling, general and administrative	247,875	297,573
Depreciation and amortization	29,580	21,445

	1,237,548	1,827,152

Operating income	5,430	267,916

Other income (expense):
Interest	(16,698)	(16,161)
Other income (expense), net	1,832	(499)

(Loss) income from continuing operations before income taxes	(9,436)	251,256
Income tax (benefit) provision	(3,880)	94,651

Net (loss) income	(5,556)	156,605
Less: Net income attributable to the noncontrolling interests	231	9

Net (loss) income attributable to Reliance	$(5,787)	$156,596

(Loss) earnings per share:
(Loss) income from continuing operations attributable to Reliance — diluted	$(0.08)	$2.12

Weighted average shares outstanding — diluted	73,376,023	73,757,864

(Loss) income from continuing operations attributable to Reliance — basic	$(0.08)	$2.14

Weighted average shares outstanding — basic	73,376,023	73,015,855

Cash dividends per share	$.10	$.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2009	2008

Net sales	$2,801,513	$4,003,238

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,164,186	2,924,025
Warehouse, delivery, selling, general and administrative	524,509	579,202
Depreciation and amortization	59,427	42,810

	2,748,122	3,546,037

Operating income	53,391	457,201

Other income (expense):
Interest	(36,014)	(32,774)
Other income (expense), net	3,756	(886)

Income from continuing operations before income taxes	21,133	423,541
Income tax provision	6,301	159,478

Net income	14,832	264,063
Less: Net income attributable to the noncontrolling interests	501	72

Net income attributable to Reliance	$14,331	$263,991

Earnings per share:
Income from continuing operations attributable to Reliance — diluted	$.19	$3.58

Weighted average shares outstanding — diluted	73,527,944	73,651,222

Income from continuing operations attributable to Reliance — basic	$.20	$3.62

Weighted average shares outstanding — basic	73,346,744	72,936,666

Cash dividends per share	$.20	$.20

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net income	$14,832	$264,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,427	42,810
Deferred income tax benefit	(2,906)	(2,249)
Gain on sales of property, plant and equipment	(38)	(174)
Equity in earnings of unconsolidated entities	(269)	—
Stock based compensation expense	7,447	6,771
Excess tax benefits from stock based compensation	(513)	(9,187)
Net (gain) loss from life insurance policies	(2,450)	453
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	291,842	(257,165)
Inventories	470,160	(204,991)
Prepaid expenses and other assets	(4,793)	15,489
Accounts payable and other liabilities	(151,480)	272,561

Net cash provided by operating activities	681,259	128,381

Investing activities:
Purchases of property, plant and equipment	(40,789)	(88,305)
Acquisition of metals service center and net asset purchase of metals service center, net of cash acquired	—	(13,250)
Proceeds from sales of property, plant and equipment	684	17,902
Net proceeds from redemption of life insurance policies	4,394	2,532
Net investment in life insurance policies	—	(96)

Net cash used in investing activities	(35,711)	(81,217)

Financing activities:
Proceeds from borrowings	102,058	339,897
Principal payments on long-term debt and short-term borrowings	(605,989)	(270,499)
Dividends paid	(14,670)	(14,575)
Payments to noncontrolling interest holders	(588)	—
Excess tax benefits from stock based compensation	513	9,187
Exercise of stock options	3,476	16,856
Issuance of common stock	258	284
Noncontrolling interests purchased	(2,661)	—
Common stock repurchases	—	(114,774)

Net cash used in financing activities	(517,603)	(33,624)
Effect of exchange rate changes on cash	(527)	(720)

Increase in cash and cash equivalents	127,418	12,820
Cash and cash equivalents at beginning of period	51,995	77,023

Cash and cash equivalents at end of period	$179,413	$89,843

Supplemental cash flow information:
Interest paid during the period	$40,731	$28,675
Income taxes paid during the period	$25,466	$107,464
See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in Reliance Steel & Aluminum Co.’s (“Reliance” or the “Company”) Annual Report on Form 10-K.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
     The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. The Company’s investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. The Company has evaluated all subsequent events through the date of the filing of this Form 10-Q.
2. Impact of Recently Issued Accounting Principles
Accounting Principles Already Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS No. 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of SFAS No. 157 on January 1, 2008 for all other assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009, which also did not have a material effect on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the step acquisition model has been eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, or January 1, 2009 for the Company, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of FAS 141(R). All other provisions of SFAS No. 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 or January 1, 2009 for the Company. In accordance with SFAS No. 160, the Company classified noncontrolling interests as equity on its consolidated balance sheets as of June 30, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on the consolidated statements of income for the three and six months ended June 30, 2009 and 2008, respectively.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the requirements of this pronouncement for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flow.
Accounting Principles Not Yet Adopted
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 will apply to the Company’s plan asset disclosures for the fiscal year ending December 31, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     In August 2008, the Company formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore corporation. On September 17, 2008, RMAP acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Net sales of RMAP during the six months ended June 30, 2009 were approximately $0.9 million.
Acquisition of PNA Group Holding Corporation
     On August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), in accordance with the Stock Purchase Agreement dated June 16, 2008. The Company paid cash consideration of approximately $321.0 million, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725.0 million, paid related tender offer and consent solicitation premium payments of approximately $55.0 million, and incurred direct acquisition costs of approximately $3.0 million for a total transaction value of approximately $1.1 billion. The Company funded the acquisition with proceeds from its new $500 million senior unsecured term loan and borrowings under its existing $1.1 billion syndicated unsecured revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA currently operates 21 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the six months ended June 30, 2009 were approximately $567.1 million.
     The allocation of the total purchase price of PNA to the fair values of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash	$9,845
Accounts receivable	336,369
Inventories	584,307
Property, plant and equipment	113,627
Goodwill	235,667
Intangible assets subject to amortization	167,200
Intangible assets not subject to amortization	126,000
Other current and long-term assets	59,062

Total assets acquired	1,632,077

Current and long-term debt	(780,043)
Deferred income taxes	(127,213)
Other current and long-term liabilities	(400,841)

Total liabilities assumed	(1,308,097)

Net assets acquired	$323,980

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Dynamic’s net sales for the six months ended June 30, 2009 were approximately $5.2 million.
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

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$2,735,213	$5,117,420
Net income attributable to Reliance	$204,982	$327,294
Earnings per share — diluted	$2.78	$4.44
Earnings per share — basic	$2.81	$4.49
4. Goodwill
     The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

(In thousands)
Balance as of December 31, 2008	$1,065,527
Purchase price allocation adjustments	7,850
Effect of foreign currency translation	2,099

Balance as of June 30, 2009	$1,075,476

     The adjustments recorded in the six month period ended June 30, 2009 pertained to the finalization of the PNA purchase price allocation with respect to income taxes payable and deferred income taxes.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Intangible Assets, net
     The following table summarizes the Company’s intangible assets, net:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,461)	$6,853	$(6,363)
Loan fees	19,460	(9,992)	19,460	(8,759)
Customer lists/relationships	341,449	(46,446)	339,518	(34,231)
Software — internal use	8,100	(2,633)	8,100	(2,228)
Other	4,895	(1,027)	5,146	(1,036)

	380,757	(66,559)	379,077	(52,617)
Intangible assets not subject to amortization:
Trade names	416,082	—	415,221	—

	$796,839	$(66,559)	$794,298	$(52,617)

     The Company recognized amortization expense for intangible assets of approximately $14.1 million and $6.2 million for the six months ended June 30, 2009 and 2008, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2009 and each of the succeeding five years is as follows:

(In thousands)
2009	$13,884
2010	27,618
2011	27,053
2012	25,246
2013	25,175
2014	23,074
6. Income Taxes
     The Company’s effective tax rates for the six months ended June 30, 2009 and 2008 were 29.8% and 37.7%, respectively. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amount during both periods. However, the same type of permanent items have a much larger favorable impact on the 2009 effective tax rate due to the Company’s lower income levels in 2009 compared to 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Unsecured revolving credit facility due November 9, 2011	$—	$453,000
Senior unsecured term loan due from September 30, 2009 to November 9, 2011	443,750	481,250
Senior unsecured notes paid January 2, 2009	—	10,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	7,961	10,427

Total	1,264,711	1,767,677
Less unamortized discount	(1,997)	(2,068)
Less amounts due within one year	(81,411)	(93,877)

Total long-term debt	$1,181,303	$1,671,732

Unsecured Revolving Credit Facility
     The Company’s $1.1 billion unsecured revolving credit facility has fifteen banks as lenders. Interest is at variable rates based on LIBOR plus 0.55% or the bank prime rate for the period ended June 30, 2009. This margin on LIBOR based borrowings is subject to an adjustment every quarter prospectively based on the Company’s leverage ratio. The applicable margin can be a maximum of 1.00% over the LIBOR rate if the Company’s leverage ratio is greater than or equal to 55%. The minimum applicable margin is 0.375% if the leverage ratio is less than 25%. Base rate borrowings are not subject to adjustments and are based on the bank’s prime rate. Weighted average rates on borrowings outstanding on the revolving credit facility were 2.67% at December 31, 2008. Weighted average interest rates on the revolving credit facility were 3.25% and 3.21% during the three months ended June 30, 2009 and 2008, respectively, and 1.88% and 3.72% during the six months ended June 30, 2009 and 2008, respectively.
     At June 30, 2009, the Company had $49.5 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $75.5 million of letters of credit. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.125% at June 30, 2009.
Revolving Credit Facilities — Foreign Operations
     The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million. There were no borrowings outstanding on these revolving credit facilities at June 30, 2009 and December 31, 2008. Various other separate revolving credit facilities with a combined credit limit of approximately $23.0 million are in place for operations in: a) Asia with outstanding balances of $1.3 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively, and b) the United Kingdom with outstanding balances of $4.1 million and $5.8 million at June 30, 2009 and December 31, 2008, respectively.
Senior Unsecured Term Loan
     In connection with the PNA acquisition, the Company entered into a $500 million senior unsecured term loan on July 31, 2008. The loan carries interest at variable rates based on LIBOR plus 2.0% as of June 30, 2009 and requires quarterly installment payments of principal in the amount of approximately $18.8 million beginning December 31, 2008, with the remaining balance due on November 9, 2011. The LIBOR margins are also subject to quarterly

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
adjustments under this unsecured term loan agreement based on the Company’s leverage ratios. The applicable margin can be a maximum of 2.50% over the LIBOR rate if the Company’s leverage ratio is greater than or equal to 55%. The minimum applicable margin is 1.50% over the LIBOR rate if the leverage ratio is less than 25%. Base rate borrowings are also subject to quarterly adjustments based on the Company’s leverage ratios and can be as high as 1.25% or as low as 0.25% over the bank’s prime rate. Weighted average interest rates on the term loan were 2.42% and 3.23% during the three and six months ended June 30, 2009, respectively.
Senior Unsecured Notes — Private Placements
     The Company also has $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.71% and have a weighted average remaining life of 2.4 years, maturing from 2010 to 2013.
Senior Unsecured Notes — Publicly Traded
     On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include provisions which, in the event of a change in control, require the Company to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest.
Covenants
     The $1.1 billion revolving credit facility, the $500 million senior unsecured term loan, and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things. The Company’s interest coverage ratio for the last twelve-month period ended June 30, 2009 was approximately 5.2 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). The Company’s leverage ratio at June 30, 2009 calculated in accordance with the terms of the credit agreement was 34.9% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at June 30, 2009 was $913.6 million compared to Reliance shareholders’ equity balance of $2.45 billion at June 30, 2009. Although we believe we may be able to satisfy the minimum interest coverage ratio requirement during future periods in 2009, our ability to do so can be affected by events beyond our control such as the continual weak economic environment. As a result, we have entered into discussions with our lead lender to consider an amendment to our credit facility to avoid any potential event of default.
     All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the term loan and the private placement notes. The requirement with respect to the subsidiary guarantors is that they collectively account for at least 80% of consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 97% of our total consolidated EBITDA for the last twelve months and approximately 94% of total consolidated tangible assets as of June 30, 2009. The Company was in compliance with all debt covenants at June 30, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Reliance Shareholders’ Equity
Common Stock
     During the six months ended June 30, 2009, the Company issued 141,223 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $3.5 million. Also, 10,360 shares of common stock valued at approximately $0.3 million were issued to division managers of the Company in February 2009 under the Key Man Incentive Plan as a portion of their bonuses for 2008.
Stock Based Compensation
     On April 27, 2009, the Company granted 941,300 options to acquire its common stock to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 4.75 years; Expected volatility — 58.6%; Dividend yield — 1.2%; Risk-free interest rate — 1.9%; Exercise price — $33.70.
     On May 20, 2009, the Company granted 36,000 options to acquire its common stock to the non-employee members of the Board of Directors with an exercise price equal to the fair market value. The stock options cliff vest after one year and expire ten years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 5.5 years; Expected volatility — 58.8%; Dividend yield — 1.1%; Risk-free interest rate — 2.0%; Exercise price — $38.00.
Share Repurchase Program
     The Company has a Stock Repurchase Plan (“Repurchase Plan”) under which it is authorized to purchase up to 12,000,000 shares, of which, 7,883,033 shares remain available for repurchase as of June 30, 2009. No shares were repurchased in the six months ended June 30, 2009.
Other Comprehensive Income (Loss)
     Other comprehensive income (loss) included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net (loss) income	$(5,556)	$156,605	$14,832	$264,063
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14,381	989	9,159	(6,571)
Unrealized gain (loss) on investments, net of tax	140	172	240	(6)
Minimum pension liability, net of tax	(12)	—	(31)	—

Total other comprehensive gain (loss)	14,509	1,161	9,368	(6,577)
Comprehensive income attributable to the noncontrolling interests	(231)	(9)	(501)	(72)

Comprehensive income attributable to Reliance	$8,722	$157,757	$23,699	$257,414

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss included the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustments	$(6,063)	$(15,222)
Unrealized loss on investments, net of tax	(732)	(972)
Minimum pension liability, net of tax	(15,853)	(15,822)

Total accumulated other comprehensive loss	$(22,648)	$(32,016)

     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of deferred income tax assets of approximately $0.5 million and $9.8 million as of June 30, 2009 and December 31, 2008, respectively.
9. Earnings (Loss) Per Share
     The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, warrants and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Numerator:
Net (loss) income attributable to Reliance	$(5,787)	$156,596	$14,331	$263,991

Denominator:
Denominator for basic earnings per share:
Weighted average shares	73,376	73,016	73,347	72,937

Effect of dilutive securities:
Stock options	—	742	181	714

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,376	73,758	73,528	73,651

(Loss) earnings per share from continuing operations attributable to Reliance — diluted	$(0.08)	$2.12	$0.19	$3.58

(Loss) earnings per share from continuing operations attributable to Reliance — basic	$(0.08)	$2.14	$0.20	$3.62

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Due to the net loss for the three months ended June 30, 2009, no shares reserved for issuance upon exercise of stock options were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. For the three months ended June 30, 2008, the computation of earnings per share does not include 1,213,872 weighted average shares reserved for issuance upon exercise of stock options as their inclusion would have been anti-dilutive.
     The computation of earnings per share also does not include 3,121,332 and 1,220,748 weighted average shares reserved for issuance upon exercise of stock options for the six months ended June 30, 2009 and 2008, respectively, as their inclusion would have been anti-dilutive.
10. Condensed Consolidating Financial Statements
     In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600 million at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.
     Effective January 1, 2009, RSAC Management Corp., a wholly-owned subsidiary of Reliance, was merged with and into Reliance. The results of RSAC Management Corp. are now reflected as part of the Parent in these condensed consolidating financial statements. In accordance with SEC rules, prior period amounts were retroactively restated for this change in the guarantors.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Balance Sheet (In thousands)
As of June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$156,174	$8,261	$14,978	$—	$179,413
Accounts receivable, less allowance for doubtful accounts	50,805	479,839	30,711	—	561,355
Inventories	20,736	732,249	64,169	—	817,154
Intercompany receivables	4,887	10,066	208	(15,161)	—
Prepaid expenses and other current assets	85,644	28,365	5,906	—	119,915

Total current assets	318,246	1,258,780	115,972	(15,161)	1,677,837

Investments in subsidiaries	2,088,671	155,039	612	(2,244,322)	—
Property, plant and equipment	90,429	864,553	39,699	—	994,681
Goodwill	9,615	1,014,589	51,272	—	1,075,476
Intangible assets, net	9,467	668,490	52,323	—	730,280
Intercompany receivables	1,436,561	—	—	(1,436,561)	—
Other assets	3,247	81,943	995	—	86,185

Total assets	$3,956,236	$4,043,394	$260,873	$(3,696,044)	$4,564,459

Liabilities & Equity
Accounts payable	$12,736	$192,741	$13,305	$(15,161)	$203,621
Accrued compensation and retirement costs	7,437	44,819	2,791	—	55,047
Other current liabilities	47,924	91,307	4,897	—	144,128
Current maturities of long-term debt	75,250	725	5,436	—	81,411
Current maturities of capital lease obligations	—	621	26	—	647

Total current liabilities	143,347	330,213	26,455	(15,161)	484,854
Long-term debt	1,181,147	156	—	—	1,181,303
Intercompany borrowings	—	1,412,302	24,259	(1,436,561)	—
Deferred taxes and other long-term liabilities	181,341	261,305	2,613	—	445,259

Total Reliance shareholders’ equity	2,450,401	2,037,526	206,796	(2,244,322)	2,450,401
Noncontrolling interests	—	1,892	750	—	2,642

Total equity	2,450,401	2,039,418	207,546	(2,244,322)	2,453,043

Total liabilities and equity	$3,956,236	$4,043,394	$260,873	$(3,696,044)	$4,564,459

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet (In thousands)
As of December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$21,263	$19,201	$11,531	$—	$51,995
Accounts receivable, less allowance for doubtful accounts	73,871	731,696	45,647	—	851,214
Inventories	43,553	1,175,595	65,320	—	1,284,468
Intercompany receivables	469	21,772	366	(22,607)	—
Prepaid expenses and other current assets	80,397	31,047	3,251	—	114,695

Total current assets	219,553	1,979,311	126,115	(22,607)	2,302,372
Investments in subsidiaries	2,104,631	—	459	(2,105,090)	—
Property, plant and equipment	90,005	876,539	32,162	—	998,706
Goodwill	9,614	1,009,697	46,216	—	1,065,527
Intangible assets, net	10,701	680,639	50,341	—	741,681
Intercompany receivables	2,019,729	—	—	(2,019,729)	—
Other assets	3,572	82,810	817	—	87,199

Total assets	$4,457,805	$4,628,996	$256,110	$(4,147,426)	$5,195,485

Liabilities & Equity
Accounts payable	$26,758	$226,804	$17,357	$(22,607)	$248,312
Accrued compensation and retirement costs	19,477	100,147	4,083	—	123,707
Other current liabilities	45,093	134,294	4,244	—	183,631
Current maturities of long-term debt	85,250	1,175	7,452	—	93,877
Current maturities of capital lease obligations	—	608	30	—	638

Total current liabilities	176,578	463,028	33,166	(22,607)	650,165
Long-term debt	1,671,575	157	—	—	1,671,732
Intercompany borrowings	—	1,995,747	23,982	(2,019,729)	—
Deferred taxes and other long-term liabilities	178,216	257,878	2,426	—	438,520

Total Reliance shareholders’ equity	2,431,436	1,910,269	194,821	(2,105,090)	2,431,436
Noncontrolling interests	—	1,917	1,715	—	3,632

Total equity	2,431,436	1,912,186	196,536	(2,105,090)	2,435,068

Total liabilities and equity	$4,457,805	$4,628,996	$256,110	$(4,147,426)	$5,195,485

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the three months ended June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$120,539	$1,110,583	$46,564	$(34,708)	$1,242,978

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	81,786	877,345	35,691	(34,729)	960,093
Warehouse, delivery, selling, general and administrative	30,818	220,549	12,406	(15,898)	247,875
Depreciation and amortization	2,909	25,554	1,117	—	29,580

	115,513	1,123,448	49,214	(50,627)	1,237,548
Operating income (loss)	5,026	(12,865)	(2,650)	15,919	5,430
Other income (expense):
Interest	(16,971)	(9,257)	(134)	9,664	(16,698)
Other income (expense), net	25,581	(170)	2,004	(25,583)	1,832

Income (loss) before equity in losses of subsidiaries and income taxes	13,636	(22,292)	(780)	—	(9,436)
Equity in losses of subsidiaries	(16,292)	(1,688)	—	17,980	—

Loss from continuing operations before income taxes	(2,656)	(23,980)	(780)	17,980	(9,436)
Provision (benefit) for income taxes	3,131	(6,739)	(272)	—	(3,880)

Net loss	(5,787)	(17,241)	(508)	17,980	(5,556)
Less: Net income attributable to the noncontrolling interests	—	225	6	—	231

Net loss attributable to Reliance	$(5,787)	$(17,466)	$(514)	$17,980	$(5,787)

Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the three months ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$238,153	$1,772,673	$104,846	$(20,604)	$2,095,068

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	168,600	1,286,257	73,902	(20,625)	1,508,134
Warehouse, delivery, selling, general and administrative	(41,942)	354,092	19,315	(33,892)	297,573
Depreciation and amortization	2,399	18,107	939	—	21,445

	129,057	1,658,456	94,156	(54,517)	1,827,152
Operating income	109,096	114,217	10,690	33,913	267,916
Other income (expense):
Interest	(17,118)	(1,934)	(405)	3,296	(16,161)
Other income (expense), net	36,884	(664)	490	(37,209)	(499)

Income before equity in earnings of subsidiaries and income taxes	128,862	111,619	10,775	—	251,256
Equity in earnings of subsidiaries	33,620	3,062	—	(36,682)	—

Income from continuing operations before income taxes	162,482	114,681	10,775	(36,682)	251,256
Provision for income taxes	5,886	85,335	3,430	—	94,651

Net income	156,596	29,346	7,345	(36,682)	156,605
Less: Net income attributable to the noncontrolling interests	—	—	9	—	9

Net income attributable to Reliance	$156,596	$29,346	$7,336	$(36,682)	$156,596

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the six months ended June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$260,024	$2,503,598	$107,355	$(69,464)	$2,801,513

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	189,182	1,962,679	81,830	(69,505)	2,164,186
Warehouse, delivery, selling, general and administrative	49,601	483,067	26,641	(34,800)	524,509
Depreciation and amortization	5,638	51,621	2,168	—	59,427

	244,421	2,497,367	110,639	(104,305)	2,748,122
Operating income (loss)	15,603	6,231	(3,284)	34,841	53,391
Other income (expense):
Interest	(36,797)	(22,222)	(282)	23,287	(36,014)
Other income, net	58,259	1,858	1,767	(58,128)	3,756

Income (loss) before equity in losses of subsidiaries and income taxes	37,065	(14,133)	(1,799)	—	21,133
Equity in losses of subsidiaries	(11,800)	(2,083)	—	13,883	—

Income (loss) from continuing operations before income taxes	25,265	(16,216)	(1,799)	13,883	21,133
Income tax provision (benefit)	10,934	(4,160)	(473)	—	6,301

Net income (loss)	14,331	(12,056)	(1,326)	13,883	14,832
Less: Net income (loss) attributable to the noncontrolling interests	—	562	(61)	—	501

Net income (loss) attributable to Reliance	$14,331	$(12,618)	$(1,265)	$13,883	$14,331

Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the six months ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$454,428	$3,375,003	$213,054	$(39,247)	$4,003,238

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	331,459	2,478,829	153,025	(39,288)	2,924,025
Warehouse, delivery, selling, general and administrative	(41,717)	646,238	39,090	(64,409)	579,202
Depreciation and amortization	4,880	35,743	2,187	—	42,810

	294,622	3,160,810	194,302	(103,697)	3,546,037
Operating income	159,806	214,193	18,752	64,450	457,201
Other income (expense):
Interest	(34,651)	(4,331)	(1,086)	7,294	(32,774)
Other income (expense), net	71,069	545	(756)	(71,744)	(886)

Income before equity in earnings of subsidiaries and income taxes	196,224	210,407	16,910	—	423,541
Equity in earnings of subsidiaries	75,128	4,076	—	(79,204)	—

Income from continuing operations before income taxes	271,352	214,483	16,910	(79,204)	423,541
Provision for income taxes	7,361	146,645	5,472	—	159,478

Net income	263,991	67,838	11,438	(79,204)	264,063
Less: Net income attributable to the noncontrolling interests	—	—	72	—	72

Net income attributable to Reliance	$263,991	$67,838	$11,366	$(79,204)	$263,991

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement (In thousands)
For the six months ended June 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$14,331	$(12,056)	$(1,326)	$13,883	$14,832
Equity in losses of subsidiaries	11,800	2,083	—	(13,883)	—
Adjustments to reconcile net income (loss) to cash provided by operating activities	40,390	610,522	15,515	—	666,427

Cash provided by operating activities	66,521	600,549	14,189	—	681,259

Investing activities:
Purchases of property, plant and equipment	(3,932)	(31,474)	(5,383)	—	(40,789)
Net advances from subsidiaries	583,168	—	—	(583,168)	—
Other investing activities, net	77	4,779	222	—	5,078

Cash provided by (used in) investing activities	579,313	(26,695)	(5,161)	(583,168)	(35,711)

Financing activities:
Net repayments of debt	(500,500)	(761)	(2,670)	—	(503,931)
Dividends paid	(14,670)	—	—	—	(14,670)
Net intercompany (repayments) borrowings	—	(583,445)	277	583,168	—
Other financing activities	4,247	(588)	(2,661)	—	998

Cash used in financing activities	(510,923)	(584,794)	(5,054)	583,168	(517,603)
Effect of exchange rate changes on cash and cash equivalents	—	—	(527)	—	(527)

Increase (decrease) in cash and cash equivalents	134,911	(10,940)	3,447	—	127,418
Cash and cash equivalents at beginning of period	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$156,174	$8,261	$14,978	$—	$179,413

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement (In thousands)
For the six months ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$263,991	$67,838	$11,438	$(79,204)	$264,063
Equity in earnings of subsidiaries	(75,128)	(4,076)	—	79,204	—
Adjustments to reconcile net income to cash (used in) provided by operating activities	(44,138)	(86,107)	(5,437)	—	(135,682)

Cash provided by (used in) operating activities	144,725	(22,345)	6,001	—	128,381

Investing activities:
Purchases of property, plant and equipment	(9,328)	(75,057)	(3,920)	—	(88,305)
Acquisition of metals service center and net asset purchase of metals service center, net of cash acquired	—	(13,250)	—	—	(13,250)
Net advances from subsidiaries	(85,498)	—	—	85,498	—
Other investing activities, net	1,020	3,231	16,087	—	20,338

Cash (used in) provided by investing activities	(93,806)	(85,076)	12,167	85,498	(81,217)

Financing activities:
Net (repayments) borrowings of debt	70,451	(1,310)	257	—	69,398
Dividends paid	(14,575)	—	—	—	(14,575)
Net intercompany borrowings (repayments)	—	103,206	(17,708)	(85,498)	—
Other financing activities, net	26,327	—	—	—	26,327
Common stock repurchase	(114,774)	—	—	—	(114,774)

Cash used in financing activities	(32,571)	101,896	(17,451)	(85,498)	(33,624)
Effect of exchange rate changes on cash and cash equivalents	—	—	(720)	—	(720)

Increase (decrease) in cash and cash equivalents	18,348	(5,525)	(3)	—	12,820
Cash and cash equivalents at beginning of period	35,369	23,527	18,127	—	77,023

Cash and cash equivalents at end of period	$53,717	$18,002	$18,124	$—	$89,843

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following table sets forth certain income statement data for the three- and six-month periods ended June 30, 2009 and 2008 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$1,242,978	100.0%	$2,095,068	100.0%	$2,801,513	100.0%	$4,003,238	100.0%

Gross profit (1)	282,885	22.8	586,934	28.0	637,327	22.7	1,079,213	27.0

S,G&A expenses	247,875	19.9	297,573	14.2	524,509	18.7	579,202	14.5

Depreciation expense	22,559	1.8	18,415	0.9	45,371	1.6	36,571	0.9

Amortization expense	7,021	0.6	3,030	0.1	14,056	0.5	6,239	0.2

Operating income	$5,430	0.4%	$267,916	12.8%	$53,391	1.9%	$457,201	11.4%

(1)	Gross profit is Net sales less Cost of sales.
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     On September 17, 2008, through our newly-formed Singapore company Reliance Metalcenter Asia Pacific, Pte, Ltd. (“RMAP”), we acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. We entered this market primarily to support existing customers that moved to or expanded their operations in Asia. Net sales of RMAP during the six months ended June 30, 2009 were approximately $0.9 million.
Acquisition of PNA Group Holding Corporation
     On August 1, 2008, we acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), in accordance with the Stock Purchase Agreement dated June 16, 2008. We paid cash consideration of approximately $321.0 million, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725.0 million, paid related tender offer and consent solicitation premium payments of approximately $55.0 million and incurred direct acquisition costs of approximately $3.0 million for a total transaction value of approximately $1.1 billion. We funded the acquisition with proceeds from our new $500 million senior unsecured term loan and borrowings under our existing $1.1 billion syndicated revolving credit facility.
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
     PNA’s net sales for the six months ended June 30, 2009 were approximately $567.1 million and net sales for the five month-period ended December 31, 2008 were approximately $888.0 million.

Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International, LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the six months ended June 30, 2009 were approximately $5.2 million.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Net Sales. In the three months ended June 30, 2009, our consolidated net sales decreased 40.7% to $1.24 billion compared to $2.10 billion for the three months ended June 30, 2008. This includes a 7.4% decrease in tons sold and a 34.8% decrease in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip and Feralloy Corporation.) Our 2009 second quarter sales included $249.8 million from PNA Group that we acquired on August 1, 2008. The decrease in our average selling price in the 2009 second quarter is mainly due to prices for carbon steel products falling dramatically beginning in the 2008 fourth quarter and continuing to decline through most of the 2009 second quarter. Our largest product groups are carbon steel structurals and plate, that combined made up 26% of our 2009 second quarter sales. The most significant mill price declines for these products occurred early in the 2009 second quarter, significantly reducing our average selling price. A change in our product mix resulting from our acquisition of PNA also contributed to the reduction in our average selling price per ton. Carbon steel products represented 57% of our 2009 second quarter sales, compared to 51% of our 2008 second quarter sales and carbon steel products typically have lower selling prices than the other products that we sell.
     Same-store sales, which exclude the sales of our 2008 acquisitions, were $990.7 million in the 2009 second quarter, down 52.7% from the 2008 second quarter, with a 38.8% decrease in our tons sold and a 21.2% decrease in our average selling price per ton sold. The decline in our same-store tons sold in the 2009 first quarter compared to the 2008 first quarter was due to the lower demand in all markets that we sell to mainly because of the global recession that significantly impacted our business activity beginning in November 2008.
     Gross Profit. Total gross profit decreased 51.8% to $282.9 million for the 2009 second quarter, compared to $586.9 million in the 2008 second quarter. Our gross profit as a percentage of sales in the 2009 second quarter was 22.8%, compared to 28.0% in the 2008 second quarter. The continued mill price declines for carbon steel products throughout the 2009 second quarter contributed to our lower gross profit margins in the quarter especially for carbon steel plate and long products. Also, because our customer demand levels fell so significantly and so rapidly at the same time that the replacement cost for our products was falling, our FIFO inventory costs on hand were generally higher than current replacement cost during the 2009 second quarter. This, along with on-going inventory de-stocking, as well as our reduced purchasing activity, delayed the impact of the lower replacement costs on our average inventory costs in the 2009 second quarter further contributing to lower gross profit margins.
     On the other hand, in the 2008 second quarter, we were experiencing higher gross profit margins than our historical average because of significant price increases being announced by our suppliers at that time. Typically, when our suppliers announce price increases, we push these increases through to our customers at that time, before we receive the higher cost metal into our inventory. This results in a temporary improvement in our gross profit margins.
     Our 2009 second quarter gross profit margin was also impacted by our acquisition of PNA on August 1, 2008. The PNA companies have operated at lower gross profit levels historically than the Reliance companies. We expect to improve the margins of the PNA companies to levels more consistent with Reliance’s historical levels once demand and pricing stabilize and begin to improve.
     Our LIFO reserve adjustment, which is included in our cost of sales and therefore impacts gross profit, resulted in a credit, or income of $75.0 million in the 2009 second quarter compared to a charge, or expense of $40.0 million in the 2008 second quarter. We currently estimate our full year 2009 LIFO adjustment to be a credit, or income, of $300.0 million mainly due to the significant reductions in carbon steel prices in the 2009 first half that will be reflected in our 2009 year-end average inventory cost, as well as the significant reductions in inventory volumes from December 31, 2008. Our LIFO reserve at June 30, 2009 and December 31, 2008 was $237.8 million and $387.8 million, respectively.
     Expenses. Our 2009 second quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses decreased $49.7 million, or 16.7%, from the 2008 second quarter and were 19.9% as a percentage of sales, up from 14.2% in the 2008 second quarter. On a same-store basis, our S,G&A expenses decreased $90.0 million, or 30.3% compared to the 2008 second quarter. However, our 2009 second quarter expenses as a percent of sales increased substantially because of our lower sales compared to the same period in 2008.
     Our cost structure is highly variable, with about 60% of our expenses personnel-related. Since September 30, 2008, we have reduced our workforce by 2,340 employees, or 21%. In addition to the headcount reductions, we have many employees working reduced hours resulting in additional savings. Further, throughout our workforce, employees have a significant portion of compensation tied to profitability. Because of the lower profitability levels in 2009 our compensation expense has declined.
     Depreciation expense for the 2009 second quarter was $22.6 million compared to $18.4 million in the 2008 second quarter. The increase was mostly due to the additional depreciation expense from the PNA acquisition along with depreciation on new assets placed in service throughout 2008 and so far in 2009. Amortization expense increased $4.0 million in the 2009 second quarter primarily due to additional amortization expense from the PNA acquisition.
     Operating Income. Our 2009 second quarter operating income was $5.4 million, resulting in an operating income margin of 0.4%, compared to $267.9 million, or a 12.8% operating income margin in the same period of 2008. The lower sales amounts combined with our compressed gross profit margins in the 2009 second quarter have significantly reduced our operating income.
     Other Income and Expense. Interest expense for the 2009 second quarter increased $0.5 million, or 3.3%, mainly due to the $1.1 billion of borrowings incurred to finance the acquisition of PNA on August 1, 2008 offset by lower borrowing costs during the 2009 second quarter.
     Income Tax Rate. Our effective tax rate in the 2009 second quarter was 41.1% (benefit on a loss) compared to our 2008 second quarter rate of 37.7% (provision on income). The permanent items impacting our effective tax rate did not change materially in amount in 2009 compared to the 2008 levels. However, the same type of permanent items have a much larger impact on our effective rate in 2009 due to the lower income levels in 2009.
     Net Income (Loss). A net loss attributable to Reliance was incurred for the 2009 second quarter compared to net income in the 2008 period, a decrease of $162.4 million. The decrease was primarily due to lower gross profit and operating income dollars generated as a result of the global economic recession.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Net Sales. In the six months ended June 30, 2009, our consolidated net sales decreased 30.0% to $2.80 billion from our record sales of $4.00 billion for the six months ended June 30, 2008. This includes a 4.3% decrease in tons sold and a 25.6% decrease in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip and Feralloy Corporation.) Our sales for the 2009 six-month period included $567.1 million from PNA Group that we acquired on August 1, 2008. Our average selling price declined mainly because of the significant mill price reductions for most products that we sell. Prices for most carbon steel products were rising during the first half of 2008 and then began to fall in the 2008 fourth quarter and continued to decline throughout the first half of 2009. Our 2009 product mix also contributed to our lower average selling prices with carbon steel products, which typically sell at lower prices than most other products that we sell, representing 58% of our 2009 six-month sales compared to 49% of the 2008 period, mainly due to the PNA acquisition in August 2008.
     Same-store sales, which exclude the sales of our 2008 acquisitions, were $2.23 billion in the 2009 six-month period, down 44.3% from the 2008 six-month period, with a 36.3% decrease in our tons sold and a 10.9% decrease in our average selling price per ton sold. The decline in 2009 volumes was due to lower demand in all markets that we sell to mainly because of the global recession that significantly impacted our business activity beginning in

November 2008. According to the Metal Service Center Institute, tons sold for the 2009 six-month period were down approximately 44% for the industry compared to the 2008 six-month period. The decrease in average selling price from the 2008 six-month period is primarily due to the continued price declines for carbon steel products throughout the first half of 2009.
     Gross Profit. Total gross profit decreased 40.9% to $637.3 million for the 2009 six-month period compared to $1.08 billion in the 2008 six-month period. Our gross profit as a percentage of sales in the 2009 six-month period was 22.7% compared to 27.0% in the 2008 six-month period. Our gross profit margins have been negatively impacted because our selling prices have declined at a more rapid rate than our average inventory costs have declined, mainly due to the lower customer demand levels and mill price reductions discussed previously.
     Our LIFO reserve adjustment, which is included in our cost of sales and therefore impacts gross profit, in the 2009 six-month period resulted in a credit, or income of $150.0 million compared to a charge, or expense of $57.5 million in the 2008 six-month period.
     Expenses. Our 2009 six-month period S,G&A expenses decreased $54.7 million, or 9.4%, from the 2008 six-month period and were 18.7% as a percentage of sales, up from 14.5% in the 2008 six-month period. On a same-store basis, our S,G&A expenses decreased $137.8 million, or 23.8% compared to the 2008 six-month period.
     In the 2009 six-month period, we reduced our workforce by approximately 1,500 employees, or 14.2%. Since September 30, 2008, we have reduced our workforce by 2,340 employees, or 21%. Our expenses for the 2009 six-month period include $11.4 million related to potentially uncollectible accounts receivable, an increase of $4.5 million from the 2008 six-month period. Please see Liquidity and Capital Resources for further discussion with respect to our credit exposure on trade accounts receivable.
     Depreciation expense for the 2009 six-month period was $45.4 million compared to $36.6 million in the 2008 six-month period. The increase was mostly due to the additional depreciation expense from the PNA acquisition along with depreciation on new assets placed in service throughout 2008 and in the first half of 2009. Amortization expense increased $7.8 million in the 2009 six-month period primarily due to additional amortization expense from the PNA acquisition.
     Operating Income. Our 2009 six-month period operating income was $53.4 million, resulting in an operating income margin of 1.9%, compared to $457.2 million, or an 11.4% operating income margin in the same period of 2008. The lower sales combined with our compressed gross profit margins in 2009 have significantly reduced our operating income.
     Other Income and Expense. Interest expense for the 2009 six-month period increased $3.2 million, or 9.9%, mainly due to the $1.1 billion of borrowings incurred to finance the acquisition of PNA on August 1, 2008.
     Income Tax Rate. Our effective tax rate in the 2009 six-month period of 29.8% was lower than our 2008 six-month rate of 37.7%. The permanent items impacting our effective tax rate did not change materially in amount in 2009 compared to the 2008 levels. However, the same type of permanent items have a much larger favorable impact on our effective tax rate in 2009 due to our lower income levels in 2009 compared to 2008.
     Net Income. Net income attributable to Reliance for the 2009 six-month period decreased $249.7 million, or 94.6%. The decrease was primarily due to lower gross profit and operating income dollars generated as a result of the global economic recession discussed previously.
Liquidity and Capital Resources
     At June 30, 2009, our working capital was $1.19 billion, down from $1.65 billion at December 31, 2008. In the 2009 six-month period, we continued to significantly reduce our working capital and generated $681.3 million of cash flow from operations, compared to $128.4 million in the 2008 six-month period. Our accounts receivable balance decreased $291.8 million and our inventory levels decreased $470.2 million while our accounts payable and accrued expenses decreased $151.5 million.

     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are our two most significant elements of working capital. As of June 30, 2009, our days sales outstanding rate was approximately 43.5 days compared to 42 days at December 31, 2008. (We calculate our days sales outstanding rate as an average of the most recent two-month period.) Our DSO rate has trended up as sales have decreased and we have seen some of our customers pay us more slowly. In the 2009 six-month period, we wrote-off $10.8 million of customer receivables as uncollectible. Our full year 2008 write-offs were $8.1 million. Our allowance for uncollectible accounts at June 30, 2009 was $22.7 million. Although we anticipate some further receivable write-offs, we believe that our allowance is adequate to absorb any such losses.
     Our inventory turn rate during the 2009 six-month period was about 3.4 times (or 3.5 months on hand), compared to our 2008 rate of 3.9 times (or 3.1 months on hand). Because customer demand decreased so dramatically and has continued to fall, we have not been able to reduce our inventory balance as quickly as our shipments have decreased. Our inventory turns have also declined somewhat because of our 2008 acquisition of PNA, as they historically turned their inventory at lower rates than Reliance. We expect those inventory turns to improve as we continue to focus on those businesses, and as business conditions improve. If commodity prices and demand begin to improve, we expect to finance increases in working capital needs through operating cash flow or with borrowings on our revolving credit facility.
     Our primary sources of liquidity are generally our internally generated funds from operations and our revolving credit facility. Cash flow provided by operations was $681.3 million in the six months ended June 30, 2009 compared to $128.4 million in the six months ended June 30, 2009. Our strong cash flow from operations funded our reductions of outstanding debt of $503.9 million, capital expenditures of approximately $40.8 million and dividends to our shareholders of $14.7 million during the 2009 six-month period.
     Our outstanding debt (including capital lease obligations) at June 30, 2009 was $1.27 billion, down from $1.77 billion at December 31, 2008. On August 1, 2008, we increased our borrowings by approximately $1.1 billion to finance the acquisition of PNA and the related repayment or refinancing of PNA’s outstanding indebtedness. We funded this with $500 million from a new senior unsecured term loan (bearing interest initially at LIBOR plus 2.25%, with quarterly principal installment payments of $18.8 million and the balance due November 9, 2011) and with borrowings under our existing credit facility (bearing interest at LIBOR plus 0.55% or the bank prime rate, due November 9, 2011). Over the past nine months, we have paid down approximately $1.0 billion of debt with cash flow from operations and increased our cash position to approximately $179.4 million at June 30, 2009. Also, at June 30, 2009, we had no outstanding borrowings on our $1.1 billion revolving credit facility.
     Our net debt-to-total capital ratio was 30.7% at June 30, 2009; down from our 2008 year-end rate of 41.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash). At June 30, 2009, we had availability of $1.1 billion on our revolving credit facility. We are confident that with this level of liquidity we will be able to fund our working capital needs and service our debt in the near term; however, because of the global recession, we are currently limiting our uses of cash to the most important capital expenditure items and maintaining dividends to our shareholders. We will continue to increase our cash position or reduce debt, when appropriate, with our free cash flow.
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
     At June 30, 2009, we also had $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 2.4 years, maturing from 2010 to 2013. In early January 2009, $10.0 million of these notes matured and were paid off.
     We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35 million. There were no borrowings outstanding on these credit facilities at June 30, 2009 and December 31, 2008. Two other separate revolving facilities are in place for operations in China and another one for operations in the United Kingdom with total combined outstanding balances of $5.4 million and $7.4 million at June 30, 2009 and December 31, 2008, respectively.
     Our $1.1 billion syndicated credit facility, $500 million senior unsecured term loan and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the last twelve-month period ended June 30, 2009 was approximately 5.2 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries, divided by interest expense). The leverage ratio at June 30, 2009 calculated in accordance with the terms of the credit agreement was 34.9% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at June 30, 2009 was $913.6 million compared to the Reliance shareholders’ equity balance of $2.45 billion at June 30, 2009. Although we believe we may be able to satisfy the minimum interest coverage ratio requirement during future periods in 2009, our ability to do so can be affected by events beyond our control such as the continual weak economic environment. As a result, we have entered into discussions with our lead lender to consider an amendment to our credit facility to avoid any potential event of default.
     All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under our $1.1 billion revolving credit facility, the term loan and our private placement notes. The requirement with respect to the subsidiary guarantors is that they collectively account for at least 80% of consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 97% of our consolidated EBITDA for the last twelve months and approximately 94% of total consolidated tangible assets. The Company was in compliance with all debt covenants at June 30, 2009.
     Capital expenditures were $40.8 million for the six months ended June 30, 2009 compared to $88.3 million during the same period of 2008. We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     On July 22, 2009, our Board of Directors declared the 2009 third quarter cash dividend of $.10 per share. We have paid regular quarterly dividends to our shareholders for 49 consecutive years.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock, of which, 7.9 million shares remain available for repurchase as of June 30, 2009. Repurchased shares are treated as authorized but unissued shares. We did not repurchase any shares of our common stock in the 2009 six-month period. We repurchased approximately 2.4 million shares of our common stock during the 2008 six-month period, at an average cost of $46.97 per share. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
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
Goodwill and Other Intangible Assets
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.08 billion at June 30, 2009, or approximately 23.6% of total assets, or 43.9% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $730.3 million at June 30, 2009, or approximately 16.0% of total assets, or 29.8% of Reliance shareholders’ equity. Pursuant to SFAS No. 142, we review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. Most recently completed annual impairment tests of goodwill were performed as of November 1, 2008 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2009 annual impairment tests of goodwill will be performed as of November 1, 2009 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.
     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, continuous declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of June 30, 2009, we have noted no indications of impairment.
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
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk factors since December 31, 2008. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in our December 31, 2008 Annual Report on Form 10-K for further discussion on quantitative and qualitative disclosures about market risk.
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
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of Reliance Steel & Aluminum Co. shareholders was held on May 20, 2009.

(b)	Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (3) all such nominees were elected.

(c)	The following is a brief description of matters voted upon at the meeting:
Four Class I directors were elected at the annual meeting. Thomas W. Gimbel: 65,716,571 shares were voted for election and 1,278,347 shares were withheld. Douglas M. Hayes: 48,408,070 shares were voted for election and 18,586,848 shares were withheld. Franklin R. Johnson: 65,730,036 shares were voted for election and 1,264,882 shares were withheld. Leslie A. Waite: 48,400,588 shares were voted for election and 18,594,330 shares were withheld.

Based upon the recommendation of the Audit Committee, KPMG LLP was selected as the Company’s independent registered public accounting firm to perform the annual audit of the financial statements of the Company and its subsidiaries for 2009. The selection was ratified: 66,603,136 shares were voted for the proposal, 371,476 shares were voted against it and 20,306 shares abstained.
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

RELIANCE STEEL & ALUMINUM CO.
Dated: August 7, 2009	By:	/s/ David H. Hannah
David H. Hannah
Chairman and Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer