Form 10-Q
period 2009-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2009-11-06
CIK 861884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
     As of October 31, 2009, 73,549,671 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,864	$51,995
Accounts receivable, less allowance for doubtful accounts of $21,254 at September 30, 2009 and $22,018 at December 31, 2008	588,293	851,214
Inventories	792,119	1,284,468
Prepaid expenses and other current assets	27,367	33,782
Income taxes receivable	—	9,980
Deferred income taxes	80,540	70,933

Total current assets	1,576,183	2,302,372
Property, plant and equipment:
Land	131,115	125,096
Buildings	530,967	506,781
Machinery and equipment	829,785	810,054
Accumulated depreciation	(504,183)	(443,225)

	987,684	998,706

Goodwill	1,079,127	1,065,527
Intangible assets, net	731,694	741,681
Cash surrender value of life insurance policies, net	56,053	57,410
Investments in unconsolidated entities	20,190	20,605
Other assets	13,411	9,184

Total assets	$4,464,342	$5,195,485

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$221,774	$248,312
Accrued expenses	59,842	59,982
Deferred revenue	48,785	82,949
Accrued compensation and retirement costs	61,459	123,707
Accrued insurance costs	40,006	40,700
Income taxes payable	7,930	—
Current maturities of long-term debt	7,825	93,877
Current maturities of capital lease obligations	655	638

Total current liabilities	448,276	650,165
Long-term debt	1,062,339	1,671,732
Capital lease obligations	3,350	3,833
Long-term retirement costs and other long-term liabilities	109,124	94,361
Deferred income taxes	339,014	340,326
Commitments and contingencies
Reliance shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 73,489,071 at September 30, 2009 and 73,312,714 at December 31, 2008, stated capital	577,107	563,092
Retained earnings	1,934,732	1,900,360
Accumulated other comprehensive loss	(11,827)	(32,016)

Total Reliance shareholders’ equity	2,500,012	2,431,436
Noncontrolling interests	2,227	3,632

Total equity	2,502,239	2,435,068

Total liabilities and equity	$4,464,342	$5,195,485

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2009	2008

Net sales	$1,243,373	$2,572,836

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	886,904	1,948,788
Warehouse, delivery, selling, general and administrative	251,761	327,822
Depreciation and amortization	30,425	27,010

	1,169,090	2,303,620

Operating income	74,283	269,216

Other income (expense):
Interest	(15,916)	(23,899)
Other income (expense), net	3,144	(68)

Income before income taxes	61,511	245,249
Income tax provision	19,434	92,127

Net income	42,077	153,122
Less: Net income attributable to the noncontrolling interests	320	624

Net income attributable to Reliance	$41,757	$152,498

Earnings per share:
Net income per share attributable to Reliance shareholders — diluted	$.57	$2.07

Weighted average shares outstanding — diluted	73,784,086	73,775,991

Net income per share attributable to Reliance shareholders — basic	$.57	$2.08

Weighted average shares outstanding — basic	73,478,197	73,238,881

Cash dividends per share	$.10	$.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2009	2008

Net sales	$4,044,886	$6,576,074

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,051,090	4,872,813
Warehouse, delivery, selling, general and administrative	776,270	907,024
Depreciation and amortization	89,852	69,820

	3,917,212	5,849,657

Operating income	127,674	726,417

Other income (expense):
Interest	(51,930)	(56,673)
Other income (expense), net	6,900	(954)

Income before income taxes	82,644	668,790
Income tax provision	25,735	251,605

Net income	56,909	417,185
Less: Net income attributable to the noncontrolling interests	821	696

Net income attributable to Reliance	$56,088	$416,489

Earnings per share:
Net income per share attributable to Reliance shareholders — diluted	$.76	$5.65

Weighted average shares outstanding — diluted	73,623,714	73,686,248

Net income per share attributable to Reliance shareholders — basic	$.76	$5.70

Weighted average shares outstanding — basic	73,391,043	73,038,140

Cash dividends per share	$.30	$.30

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$56,909	$417,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	89,852	69,820
Deferred income tax benefit	(14,120)	(4,057)
Loss on sales of property, plant and equipment	62	2,212
Equity in earnings of unconsolidated entities	(705)	(396)
Dividends received from unconsolidated entities	1,120	—
Stock based compensation expense	11,456	10,621
Excess tax benefits from stock based compensation	(303)	(9,381)
Net (gain) loss from life insurance policies	(5,219)	1,733
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	266,537	(230,160)
Inventories	497,000	(294,160)
Prepaid expenses and other assets	18,464	15,388
Accounts payable and other liabilities	(113,849)	136,582

Net cash provided by operating activities	807,204	115,387
Investing activities:
Purchases of property, plant and equipment	(55,044)	(119,546)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired and debt assumed	—	(329,402)
Tax distributions made related to prior acquisitions	—	(1,155)
Proceeds from sales of property, plant and equipment	1,173	18,917
Net proceeds from redemptions of life insurance policies	6,576	2,532
Net investment in life insurance policies	—	(96)

Net cash used in investing activities	(47,295)	(428,750)
Financing activities:
Proceeds from borrowings	354,755	1,633,897
Principal payments on long-term debt and short-term borrowings	(1,051,279)	(1,239,310)
Debt issuance costs	(6,841)	(3,313)
Dividends paid	(22,019)	(21,899)
Payments to noncontrolling interest holders	(1,323)	—
Excess tax benefits from stock based compensation	303	9,381
Exercise of stock options	4,059	17,081
Issuance of common stock	258	284
Noncontrolling interests purchased	(2,661)	—
Common stock repurchases	—	(114,774)

Net cash (used in) provided by financing activities	(724,748)	281,347
Effect of exchange rate changes on cash	708	(1,325)

Increase (decrease) in cash and cash equivalents	35,869	(33,341)
Cash and cash equivalents at beginning of period	51,995	77,023

Cash and cash equivalents at end of period	$87,864	$43,682

Supplemental cash flow information:
Interest paid during the period	$46,832	$38,339
Income taxes paid during the period	$28,260	$184,443
See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in Reliance Steel & Aluminum Co.’s (“Reliance” or the “Company”) Annual Report on Form 10-K.
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
2. Impact of Recently Issued Accounting Guidance
Accounting Guidance Already Adopted
     On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.
     Fair Value Accounting — On January 1, 2008, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. Accordingly, these changes were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of these changes for all other assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto.
     On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of these changes did not have a material effect on the Company’s financial position, results of operations or cash flows.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Business Combinations — On January 1, 2009, the Company adopted changes issued by the FASB for accounting for business combinations. In accordance with the new guidance, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the step acquisition model has been eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. This new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, or January 1, 2009 for the Company, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new guidance would also apply the provisions of the new guidance. All other new guidance in this area will only impact the Company if it is a party to a business combination after the new guidance has been adopted. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows.
     Consolidation Accounting — On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with the new guidance, the Company classified noncontrolling interests as equity on its consolidated balance sheets as of September 30, 2009 and December 31, 2008 and presented net income attributable to noncontrolling interests separately on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively.
     Other — On June 30, 2009 the Company adopted changes issued by the FASB for subsequent events. These changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows.
Accounting Guidance Not Yet Adopted
     In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans. These disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. These changes will apply to the Company’s plan asset disclosures for the fiscal year ending December 31, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Acquisitions
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     In August 2008, the Company formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore corporation. On September 17, 2008, RMAP acquired certain assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Net sales of RMAP during the nine months ended September 30, 2009 were approximately $1.9 million.
Acquisition of PNA Group Holding Corporation
     On August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), in accordance with the Stock Purchase Agreement dated June 16, 2008. The Company paid cash consideration of approximately $321.0 million, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725.0 million, paid related tender offer and consent solicitation premium payments of approximately $55.0 million, and incurred direct acquisition costs of approximately $3.0 million for a total transaction value of approximately $1.1 billion. The Company funded the acquisition with proceeds from a new $500 million senior unsecured term loan and borrowings under its existing $1.1 billion syndicated unsecured revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. Through its subsidiaries, PNA processes and distributes primarily carbon steel plate, bar, structural and flat-rolled products. PNA currently operates 21 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the nine months ended September 30, 2009 were approximately $797.5 million.
     The allocation of the total purchase price of PNA to the fair values of the assets acquired and liabilities assumed is as follows:

(In thousands)
Cash	$9,845
Accounts receivable	336,369
Inventories	584,307
Property, plant and equipment	113,627
Goodwill	237,010
Intangible assets subject to amortization	167,200
Intangible assets not subject to amortization	126,000
Other current and long-term assets	59,062

Total assets acquired	1,633,420

Current and long-term debt	(780,043)
Deferred income taxes	(129,025)
Other current and long-term liabilities	(400,372)

Total liabilities assumed	(1,309,440)

Net assets acquired	$323,980

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Dynamic’s net sales for the nine months ended September 30, 2009 were approximately $7.4 million.
Purchase price allocations
     The acquisitions of all the companies have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.
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

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(In thousands, except	(In thousands, except
	per share amounts)	per share amounts)
Pro forma (unaudited):
Net sales	$2,811,107	$7,925,311
Net income attributable to Reliance	$170,337	$493,099
Earnings per share — diluted	$2.31	$6.69
Earnings per share — basic	$2.33	$6.75
4. Goodwill
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

(In thousands)
Balance as of December 31, 2008	$1,065,527
Purchase price allocation adjustments	9,193
Effect of foreign currency translation	4,407

Balance as of September 30, 2009	$1,079,127

     The adjustments recorded in the nine-month period ended September 30, 2009 pertained to the finalization of the PNA purchase price allocation with respect to income taxes payable and deferred income taxes.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Intangible Assets, net
     The following table summarizes the Company’s intangible assets, net:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,510)	$6,853	$(6,363)
Loan fees	23,868	(9,725)	19,460	(8,759)
Customer lists/relationships	343,722	(52,642)	339,518	(34,231)
Software — internal use	8,100	(2,835)	8,100	(2,228)
Other	4,928	(1,163)	5,146	(1,036)

	387,471	(72,875)	379,077	(52,617)

Intangible assets not subject to amortization:
Trade names	417,098	—	415,221	—

	$804,569	$(72,875)	$794,298	$(52,617)

     The Company recognized amortization expense for intangible assets of approximately $22.6 million and $12.5 million for the nine months ended September 30, 2009 and 2008, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2009 and each of the succeeding five years is as follows:

(In thousands)
2009	$7,261
2010	29,126
2011	28,653
2012	27,307
2013	25,256
2014	23,155
6. Income Taxes
     The Company’s effective tax rates for the nine months ended September 30, 2009 and 2008 were 31.1% and 37.6%, respectively. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amount during both periods. However, these same types of permanent items had a much greater favorable impact on the 2009 effective tax rate due to the Company’s lower income levels in 2009 compared to 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Unsecured revolving credit facility due November 9, 2012	$231,818	$—
Unsecured revolving credit facility due November 9, 2011	18,182	453,000
Senior unsecured term loan repaid September 28, 2009	—	481,250
Senior unsecured notes paid January 2, 2009	—	10,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	9,124	10,427

Total	1,072,124	1,767,677
Less unamortized discount	(1,960)	(2,068)
Less amounts due within one year	(7,825)	(93,877)

Total long-term debt	$1,062,339	$1,671,732

Unsecured Revolving Credit Facility
     The Company’s $1.1 billion unsecured revolving credit facility has fifteen banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to adjust certain financial ratio requirements (primarily related to minimum interest coverage ratio and maximum leverage ratio) until June 30, 2010 at which time these ratios adjust back to the pre-amendment levels. With the amendment, the pricing on the revolving credit facility was adjusted to market rates and restrictions were placed on certain uses of cash until June 30, 2010 for acquisitions, dividends, investments, and stock repurchases. Also, with the amendment, the Company extended the maturity date of $1.02 billion in commitments for extending lenders through November 9, 2012, while the maturity date of $80.0 million in commitments for non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of September 30, 2009. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.55% or the bank prime rate as of September 30, 2009. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.125% for extending and non-extending lenders, respectively, as of September 30, 2009. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter prospectively based on the Company’s leverage ratio.
     Weighted average rates on borrowings outstanding on the revolving credit facility were 3.53% and 2.67% at September 30, 2009 and December 31, 2008, respectively. Weighted average interest rates on the revolving credit facility were 3.53% and 3.07% during the three months ended September 30, 2009 and 2008, respectively, and 1.92% and 3.34% during the nine months ended September 30, 2009 and 2008, respectively.
     At September 30, 2009, the Company had $48.6 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $76.4 million of letters of credit.
Revolving Credit Facilities — Foreign Operations
     The Company also has two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million. There were no borrowings outstanding on these revolving credit facilities at September 30, 2009 and December 31, 2008. Various other separate revolving credit facilities with combined credit limit of approximately $23.0 million are in place for operations in: a) Asia with outstanding balances of $4.0 million and

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$1.6 million at September 30, 2009 and December 31, 2008, respectively, and b) the United Kingdom with outstanding balances of $2.8 million and $5.8 million at September 30, 2009 and December 31, 2008, respectively.
Senior Unsecured Term Loan
     In connection with the PNA acquisition, the Company entered into a $500 million senior unsecured term loan on July 31, 2008. The loan initially carried interest at variable rates based on LIBOR plus 2.25% and required quarterly installment payments of principal in the amount of approximately $18.8 million beginning December 31, 2008, with the remaining balance due on November 9, 2011. Concurrent with the Company’s amendment of its syndicated credit facility on September 28, 2009, the term loan was paid off and terminated. Weighted average interest rates on the term loan were 2.29% and 5.38% during the three months ended September 30, 2009 and 2008, respectively, and 2.93% and 5.38% during the nine months ended September 30, 2009 and 2008, respectively.
Senior Unsecured Notes — Private Placements
     The Company also has $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.71% and have a weighted average remaining life of 2.2 years, maturing from 2010 to 2013.
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
Covenants
     The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio, and include a change of control provision, among other things. The Company’s interest coverage ratio for the last twelve-month period ended September 30, 2009 was approximately 3.3 times compared to the debt covenant minimum requirement of 2.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio at September 30, 2009 calculated in accordance with the terms of the revolving credit facility was 31.0% compared to the financial covenant maximum amount of 50% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). Beginning June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjust back to the pre-amendment levels of 3.0 times and 60%, respectively. The minimum net worth requirement at September 30, 2009 was $913.6 million compared to Reliance shareholders’ equity balance of $2.5 billion at September 30, 2009.
     Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors also guaranteed the borrowings under the term loan prior to its repayment and termination. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA (EBITDA is calculated as net income attributable to Reliance plus interest, income tax, depreciation and amortization expense and all other non-cash expenses, plus cash dividends received

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
from 50% or less owned companies, plus EBITDA from acquired businesses, less equity in earnings in 50% or less owned companies and plus or minus any non-operating non-recurring loss or gain, respectively) and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 99% of our total consolidated EBITDA for the last twelve months and approximately 94% of total consolidated tangible assets as of September 30, 2009. The Company was in compliance with all debt covenants at September 30, 2009.
8. Reliance Shareholders’ Equity
Common Stock
     During the nine months ended September 30, 2009, the Company issued 165,997 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $4.1 million. Also, 10,360 shares of common stock valued at approximately $0.3 million were issued to division managers of the Company in February 2009 under the Key Man Incentive Plan as a portion of their bonuses for 2008.
Stock Based Compensation
     On April 27, 2009, the Company granted 941,300 options to acquire its common stock to key employees with an exercise price equal to the fair market value as of the date of the grant. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 4.75 years; Expected volatility — 58.6%; Dividend yield — 1.2%; Risk-free interest rate — 1.9%; Exercise price — $33.70.
     On May 20, 2009, the Company granted 36,000 options to acquire its common stock to the non-employee members of the Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The stock options cliff vest after one year and expire ten years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life — 5.5 years; Expected volatility — 58.8%; Dividend yield — 1.1%; Risk-free interest rate — 2.0%; Exercise price — $38.00.
Share Repurchase Program
     The Company has a Stock Repurchase Plan (“Repurchase Plan”) under which it is authorized to purchase up to 12,000,000 shares, of which, 7,883,033 shares remain available for repurchase as of September 30, 2009. No shares were repurchased in the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company repurchased 2,443,500 shares of its common stock at an average cost of $46.97 per share. Pursuant to the September 2009 revolving credit facility amendment, restrictions were put in place on share repurchases through June 30, 2010.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other Comprehensive Income (Loss)
     Other comprehensive income (loss) included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$42,077	$153,122	$56,909	$417,185
Other comprehensive income (loss):
Foreign currency translation gain (loss)	10,689	(7,414)	19,848	(13,985)
Unrealized gain (loss) on investments, net of tax	131	(502)	371	(508)
Minimum pension liability, net of tax	1	(17)	(30)	(17)

Total other comprehensive gain (loss)	10,821	(7,933)	20,189	(14,510)
Comprehensive income attributable to the noncontrolling interests	(320)	(624)	(821)	(696)

Comprehensive income attributable to Reliance	$52,578	$144,565	$76,277	$401,979

Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss included the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Foreign currency translation gain (loss)	$4,626	$(15,222)
Unrealized loss on investments, net of tax	(601)	(972)
Minimum pension liability, net of tax	(15,852)	(15,822)

Total accumulated other comprehensive loss	$(11,827)	$(32,016)

     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of deferred income tax assets of approximately $0.4 million and $9.8 million, respectively, as of September 30, 2009 and $0.5 million and $9.8 million, respectively, as of December 31, 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Earnings Per Share
     Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, warrants and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$41,757	$152,498	$56,088	$416,489

Denominator:
Denominator for basic earnings per share:
Weighted average shares	73,478	73,239	73,391	73,038

Effect of dilutive securities:
Stock options	306	537	233	648

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,784	73,776	73,624	73,686

Net income per share attributable to Reliance shareholders — diluted	$.57	$2.07	$.76	$5.65

Net income per share attributable to Reliance shareholders — basic	$.57	$2.08	$.76	$5.70

     The computations of earnings per share for the three and nine months ended September 30, 2009 do not include 3,032,425 and 3,122,897 weighted average shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2008 the computations of earnings per share exclude 1,436,875 and 1,329,082 weighted average shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have also been anti-dilutive.
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
Condensed Unaudited Consolidating Balance Sheet (In thousands)
As of September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$56,795	$9,452	$21,617	$—	$87,864
Accounts receivable, less allowance for doubtful accounts	53,010	502,457	32,826	—	588,293
Inventories	24,100	711,521	56,498	—	792,119
Intercompany receivables	7,159	11,272	331	(18,762)	—
Prepaid expenses and other current assets	77,852	26,389	3,666	—	107,907

Total current assets	218,916	1,261,091	114,938	(18,762)	1,576,183

Investments in subsidiaries	2,083,909	155,039	612	(2,239,560)	—
Property, plant and equipment	89,844	852,639	45,201	—	987,684
Goodwill	22,934	1,002,613	53,580	—	1,079,127
Intangible assets, net	14,143	662,484	55,067	—	731,694
Intercompany receivables	1,330,188	—	—	(1,330,188)	—
Other assets	3,154	85,416	1,084	—	89,654

Total assets	$3,763,088	$4,019,282	$270,482	$(3,588,510)	$4,464,342

Liabilities & Equity
Accounts payable	$16,517	$210,163	$13,856	$(18,762)	$221,774
Accrued compensation and retirement costs	9,201	48,843	3,415	—	61,459
Other current liabilities	(6,430)	160,979	2,014	—	156,563
Current maturities of long-term debt	250	725	6,850	—	7,825
Current maturities of capital lease obligations	—	627	28	—	655

Total current liabilities	19,538	421,337	26,163	(18,762)	448,276
Long-term debt	1,062,183	156	—	—	1,062,339
Intercompany borrowings	—	1,304,627	25,561	(1,330,188)	—
Deferred taxes and other long-term liabilities	181,355	267,331	2,802	—	451,488

Total Reliance shareholders’ equity	2,500,012	2,024,373	215,187	(2,239,560)	2,500,012
Noncontrolling interests	—	1,458	769	—	2,227

Total equity	2,500,012	2,025,831	215,956	(2,239,560)	2,502,239

Total liabilities and equity	$3,763,088	$4,019,282	$270,482	$(3,588,510)	$4,464,342

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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the three months ended September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$121,561	$1,103,210	$50,436	$(31,834)	$1,243,373

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	85,999	794,481	38,279	(31,855)	886,904
Warehouse, delivery, selling, general and administrative	21,113	231,651	13,064	(14,067)	251,761
Depreciation and amortization	4,289	24,969	1,167	—	30,425

	111,401	1,051,101	52,510	(45,922)	1,169,090
Operating income (loss)	10,160	52,109	(2,074)	14,088	74,283
Other income (expense):
Interest	(16,022)	(8,632)	(125)	8,863	(15,916)
Other income, net	23,221	1,843	1,031	(22,951)	3,144

Income (loss) before equity in earnings (losses) of subsidiaries and income taxes	17,359	45,320	(1,168)	—	61,511
Equity in earnings (losses) of subsidiaries	19,883	(580)	—	(19,303)	—

Income (loss) before income taxes	37,242	44,740	(1,168)	(19,303)	61,511
(Benefit) provision for income taxes	(4,515)	25,107	(1,158)	—	19,434

Net income (loss)	41,757	19,633	(10)	(19,303)	42,077
Less: Net income attributable to the noncontrolling interests	—	301	19	—	320

Net income (loss) attributable to Reliance	$41,757	$19,332	$(29)	$(19,303)	$41,757

Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the three months ended September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$235,775	$2,259,175	$103,077	$(25,191)	$2,572,836

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	178,611	1,723,796	71,594	(25,213)	1,948,788
Warehouse, delivery, selling, general and administrative	(51,922)	394,927	19,404	(34,587)	327,822
Depreciation and amortization	2,600	23,294	1,116	—	27,010

	129,289	2,142,017	92,114	(59,800)	2,303,620
Operating income	106,486	117,158	10,963	34,609	269,216
Other income (expense):
Interest	(24,706)	(5,556)	(350)	6,713	(23,899)
Other income (expense), net	46,307	(3,270)	(1,783)	(41,322)	(68)

Income before equity in earnings of subsidiaries and income taxes	128,087	108,332	8,830	—	245,249
Equity in earnings of subsidiaries	141,443	2,443	—	(143,886)	—

Income before income taxes	269,530	110,775	8,830	(143,886)	245,249
Provision (benefit) for income taxes	117,032	(27,749)	2,844	—	92,127

Net income	152,498	138,524	5,986	(143,886)	153,122
Less: Net income attributable to the noncontrolling interests	—	554	70	—	624

Net income attributable to Reliance	$152,498	$137,970	$5,916	$(143,886)	$152,498

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the nine months ended September 30, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$381,585	$3,606,808	$157,791	$(101,298)	$4,044,886

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	275,181	2,757,160	120,109	(101,360)	3,051,090
Warehouse, delivery, selling, general and administrative	70,714	714,718	39,705	(48,867)	776,270
Depreciation and amortization	9,927	76,590	3,335	—	89,852

	355,822	3,548,468	163,149	(150,227)	3,917,212
Operating income (loss)	25,763	58,340	(5,358)	48,929	127,674
Other income (expense):
Interest	(52,819)	(30,854)	(407)	32,150	(51,930)
Other income, net	81,480	3,701	2,798	(81,079)	6,900

Income (loss) before equity in losses of subsidiaries and income taxes	54,424	31,187	(2,967)	—	82,644
Equity in losses of subsidiaries	(12,371)	(2,663)	—	15,034	—

Income (loss) before income taxes	42,053	28,524	(2,967)	15,034	82,644
(Benefit) provision for income taxes	(14,035)	41,401	(1,631)	—	25,735

Net income (loss)	56,088	(12,877)	(1,336)	15,034	56,909
Less: Net income (loss) attributable to the noncontrolling interests	—	863	(42)	—	821

Net income (loss) attributable to Reliance	$56,088	$(13,740)	$(1,294)	$15,034	$56,088

Condensed Unaudited Consolidating Statement of Operations (In thousands)
For the nine months ended September 30, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$690,203	$5,634,183	$316,127	$(64,439)	$6,576,074

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	510,070	4,202,625	224,619	(64,501)	4,872,813
Warehouse, delivery, selling, general and administrative	(93,639)	1,041,163	58,496	(98,996)	907,024
Depreciation and amortization	7,480	59,035	3,305	—	69,820

	423,911	5,302,823	286,420	(163,497)	5,849,657
Operating income	266,292	331,360	29,707	99,058	726,417
Other income (expense):
Interest	(59,357)	(9,891)	(1,433)	14,008	(56,673)
Other income (expense), net	117,376	(2,730)	(2,534)	(113,066)	(954)

Income before equity in earnings of subsidiaries and income taxes	324,311	318,739	25,740	—	668,790
Equity in earnings of subsidiaries	216,571	6,519	—	(223,090)	—

Income before income taxes	540,882	325,258	25,740	(223,090)	668,790
Provision for income taxes	124,393	118,891	8,321	—	251,605

Net income	416,489	206,367	17,419	(223,090)	417,185
Less: Net income attributable to the noncontrolling interests	—	554	142	—	696

Net income attributable to Reliance	$416,489	$205,813	$17,277	$(223,090)	$416,489

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement (In thousands)
For the nine months ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$56,088	$(12,877)	$(1,336)	$15,034	$56,909
Equity in losses of subsidiaries	12,371	2,663	—	(15,034)	—
Adjustments to reconcile net income (loss) to cash provided by operating activities	128	732,103	18,064	—	750,295

Cash provided by operating activities	68,587	721,889	16,728	—	807,204

Investing activities:
Purchases of property, plant and equipment	(3,932)	(45,729)	(5,383)	—	(55,044)
Net advances from subsidiaries	689,541	—	—	(689,541)	—
Other investing activities, net	77	7,450	222	—	7,749

Cash provided by (used in) investing activities	685,686	(38,279)	(5,161)	(689,541)	(47,295)

Financing activities:
Net repayments of debt	(694,501)	(916)	(1,107)	—	(696,524)
Dividends paid	(22,019)	—	—	—	(22,019)
Net intercompany (repayments) borrowings	—	(691,120)	1,579	689,541	—
Other financing activities, net	(2,221)	(1,323)	(2,661)	—	(6,205)

Cash used in financing activities	(718,741)	(693,359)	(2,189)	689,541	(724,748)
Effect of exchange rate changes on cash and cash equivalents	—	—	708	—	708

Increase (decrease) in cash and cash equivalents	35,532	(9,749)	10,086	—	35,869
Cash and cash equivalents at beginning of period	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$56,795	$9,452	$21,617	$—	$87,864

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Unaudited Consolidating Cash Flow Statement (In thousands)
For the nine months ended September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$416,489	$206,367	$17,419	$(223,090)	$417,185
Equity in earnings of subsidiaries	(216,571)	(6,519)	—	223,090	—
Adjustments to reconcile net income to cash provided by (used in) operating activities	110,155	(412,069)	116	—	(301,798)

Cash provided by (used in) operating activities	310,073	(212,221)	17,535	—	115,387

Investing activities:
Purchases of property, plant and equipment	(12,387)	(102,325)	(4,834)	—	(119,546)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(316,152)	(13,250)	—	—	(329,402)
Net advances to subsidiaries	(267,922)	—	—	267,922	—
Other investing activities, net	1,056	3,027	16,115	—	20,198

Cash (used in) provided by investing activities	(595,405)	(112,548)	11,281	267,922	(428,750)

Financing activities:
Net borrowings (repayments) of debt	396,638	(1,460)	(591)	—	394,587
Dividends paid	(21,899)	—	—	—	(21,899)
Net intercompany borrowings (repayments)	—	299,408	(31,486)	(267,922)	—
Other financing activities, net	23,433	—	—	—	23,433
Common stock repurchases	(114,774)	—	—	—	(114,774)

Cash provided by (used in) financing activities	283,398	297,948	(32,077)	(267,922)	281,347
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,325)	—	(1,325)

Decrease in cash and cash equivalents	(1,934)	(26,821)	(4,586)	—	(33,341)
Cash and cash equivalents at beginning of period	35,369	23,527	18,127	—	77,023

Cash and cash equivalents at end of period	$33,435	$(3,294)	$13,541	$—	$43,682

RELIANCE STEEL & ALUMINUM CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     On September 17, 2008, through our newly-formed Singapore company Reliance Metalcenter Asia Pacific, Pte, Ltd. (“RMAP”), we acquired certain assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. We entered this market primarily to support existing customers that moved to or expanded their operations in Asia. Net sales of RMAP during the nine months ended September 30, 2009 were approximately $1.9 million.
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
     PNA’s net sales for the nine months ended September 30, 2009 were approximately $797.5 million and net sales for the two-month period from the acquisition date through September 30, 2008 were approximately $421.5 million.
Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International, LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expands Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the nine months ended September 30, 2009 were approximately $7.4 million.

Three Months and Nine Months Ended September 30, 2009 Compared to Three Months and Nine Months Ended September 30, 2008
     The following table sets forth certain income statement data for the three- and nine-month periods ended September 30, 2009 and 2008 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net Sales	$1,243,373	100.0%	$2,572,836	100.0%	$4,044,886	100.0%	$6,576,074	100.0%
Cost of Sales (exclusive of depreciation and amortization expense shown below)	886,904	71.3	1,948,788	75.7	3,051,090	75.4	4,872,813	74.1
Gross Profit (1)	356,469	28.7	624,048	24.3	993,796	24.6	1,703,261	25.9
S,G&A Expenses	251,761	20.2	327,822	12.7	776,270	19.2	907,024	13.8
Depreciation Expense	21,888	1.8	20,745	0.8	67,259	1.7	57,316	0.9
Amortization Expense	8,537	0.7	6,265	0.2	22,593	0.6	12,504	0.2

Operating Income	$74,283	6.0%	$269,216	10.5%	$127,674	3.2%	$726,417	11.0%

(1)	Gross Profit, calculated as Net Sales less Cost of Sales, and Gross Profit Margin, calculated as Gross Profit divided by Net Sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our Cost of Sales. Therefore, our Cost of Sales is primarily comprised of the cost of the material we sell. The Company uses Gross Profit and Gross Profit Margin as shown above as measures of operating performance. Gross Profit and Gross Profit Margin are important operating and financial measures, as fluctuations in our Gross Profit Margin can have a significant impact on our earnings. Gross Profit and Gross Profit Margin, as presented, are not necessarily comparable with similarly titled measures for other companies.
     Net Sales. In the three months ended September 30, 2009, our consolidated net sales decreased 51.7% to $1.24 billion from our record quarterly sales of $2.57 billion for the three months ended September 30, 2008. This includes a 26.4% decrease in tons sold and a 34.1% decrease in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip, Inc. and Feralloy Corporation.)
     In the nine months ended September 30, 2009, our consolidated net sales decreased 38.5% to $4.04 billion from our record sales of $6.58 billion for the nine months ended September 30, 2008. This includes a 12.7% decrease in tons sold and a 28.6% decrease in our average selling price per ton sold. Our sales for the three- and nine-month periods ended September 30, 2009 included $230.4 million and $797.5 million, respectively, from PNA that we acquired on August 1, 2008. The three- and nine- month periods ended September 30, 2008 included $421.5 million in net sales from PNA.
     Our average selling prices have declined mainly because of the significant mill price reductions for most products that we sell during 2009 compared to the 2008 periods. Prices for most carbon steel products were rising significantly during the first half of 2008 and reached record levels in July 2008. Subsequently, prices fell rapidly beginning in the 2008 fourth quarter and continued to decline through the first half of 2009. In the 2009 third quarter there were modest increases in mill prices for certain products. Since prices in the 2008 third quarter were at historical highs for most products we sell, the decline in our 2009 third quarter average selling prices from the 2008 third quarter is greater than the decline in the nine-month period. Also, a change in our product mix towards a higher proportion of carbon steel products resulting from the acquisition of PNA contributed to the reduction in our average selling price per ton for the nine-months ended September 30, 2009 compared to the same 2008 period. Carbon steel products, which typically have lower selling prices than other products that we sell, represented 56% of our 2009 nine-month sales, compared to 53% of our sales in the same period in 2008.

     Same-store sales, which exclude the sales of our 2008 acquisitions, were $1.01 billion in the 2009 third quarter, down 53.0% from the 2008 third quarter, with a 32.9% decrease in our tons sold and a 29.5% decrease in our average selling price per ton sold. Same-store sales were $3.24 billion in the 2009 nine-month period, down 47.3% from the 2008 nine-month period, with a 35.2% decrease in our tons sold and a 17.5% decrease in our average selling price per ton sold.
     The decline in our same-store tons sold was due to the lower demand in all markets that we sell to mainly because of the global economic recession that significantly impacted our business activity beginning in November 2008. According to the Metals Service Center Institute, tons sold for the 2009 nine-month period were down approximately 41% for the metals service center industry in North America compared to the 2008 nine-month period.
     Cost of Sales. In the three months ended September 30, 2009, our cost of sales decreased 54.5% to $886.9 million compared to $1.95 billion for the three months ended September 30, 2008. In the nine months ended September 30, 2009, our cost of sales decreased 37.4% to $3.05 billion from $4.87 billion for the nine months ended September 30, 2008. The decrease in cost of sales in the 2009 periods compared to 2008 is due to decreases in tons sold resulting from the global economic recession along with decreases in mill prices, which impact our cost, that began in the 2008 fourth quarter and continued to decline through the first half of 2009.
     Also, our LIFO reserve adjustment, which is included in our cost of sales, resulted in a credit, or income of $67.5 million in the 2009 third quarter compared to a charge, or expense of $79.0 million in the 2008 third quarter. Our LIFO reserve adjustment in the 2009 nine-month period resulted in a credit, or income of $217.5 million compared to a charge, or expense of $136.5 million in the 2008 nine-month period.
     We currently estimate our full year 2009 LIFO adjustment to be a credit, or income, of $290.0 million mainly due to the significant reductions in carbon steel prices that will be reflected in our 2009 year-end average inventory cost compared to the 2008 year-end, as well as the significant reductions in our inventory quantities from December 31, 2008. Our LIFO reserve at September 30, 2009 and December 31, 2008 was $170.3 million and $387.8 million, respectively.
     Gross Profit. Total gross profit decreased 42.9% to $356.5 million for the 2009 third quarter, compared to $624.0 million in the 2008 third quarter. Our gross profit as a percentage of sales in the 2009 third quarter was 28.7%, compared to 24.3% in the 2008 third quarter. Total gross profit decreased 41.7% to $993.8 million for the 2009 nine-month period compared to $1.70 billion in the 2008 nine-month period. Our gross profit as a percentage of sales in the 2009 nine-month period was 24.6% compared to 25.9% in the 2008 nine-month period.
     During most of the nine-month period ended September 30, 2009, we were selling higher cost inventory into a declining price market that significantly reduced our gross profit margins. In the 2009 third quarter, we were in an environment of improving prices and we began purchasing more metal from mills at current replacement costs as our inventory levels better matched our shipment levels, resulting in improved 2009 third quarter gross profit margins. Our LIFO reserve adjustment that was income, or a credit to cost of sales in the 2009 periods compared to expense, or a charge, in the 2008 periods also impacted our gross profit margins. See “Cost of Sales” above for discussion of our LIFO reserve adjustments.
     Our 2009 gross profit margins were also impacted by our acquisition of PNA on August 1, 2008. The PNA companies have historically operated at lower gross profit levels than the Reliance companies. We expect to improve the margins of the PNA companies to levels more consistent with Reliance’s historical levels once demand and pricing stabilize and begin to improve.
     Expenses. Our 2009 third quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses decreased $76.1 million, or 23.2%, from the 2008 third quarter and were 20.2% as a percentage of sales, up from 12.7% in the 2008 third quarter. On a same-store basis, our S,G&A expenses decreased $71.3 million, or 25.2% compared to the 2008 third quarter. Our 2009 nine-month period S,G&A expenses decreased $130.8 million, or 14.4%, from the 2008 nine-month period and were 19.2% as a percentage of sales, up from 13.8% in the 2008 nine- month period. On a same-store basis, our S,G&A expenses decreased $209.1 million, or 24.3% compared to the

2008 nine-month period. Our expenses as a percent of sales for the three- and nine-month periods ended September 30, 2009 increased substantially because of our lower sales compared to the same periods in 2008.
     Our cost structure is highly variable, with about 60% of our expenses personnel-related. In the 2009 nine-month period, we reduced our workforce by approximately 1,600 employees, or 15.6%. In the past twelve months, we have reduced our workforce by approximately 2,400 employees, or 21.2%. In addition to the headcount reductions, we have many employees working reduced hours resulting in additional savings. Further, throughout our workforce, employees have a significant portion of compensation tied to profitability. Because of the lower profitability levels in 2009 our compensation expense has declined. Additionally, our expenses for the 2009 three- and nine-month periods include $3.5 million and $14.9 million, respectively, related to potentially uncollectible accounts receivable, increases of $5.6 million and $10.1 million from the 2008 three- and nine-month periods, respectively. In the 2009 nine-month period, we wrote-off $16.3 million of customer receivables as uncollectible. Our full year 2008 write-offs were $8.1 million. Our allowance for uncollectible accounts at September 30, 2009 was $21.3 million. Although we anticipate some further receivable write-offs, we believe that our allowance is adequate to absorb any such losses.
     Depreciation expense for the 2009 third quarter was $21.9 million compared to $20.7 million in the 2008 third quarter. Depreciation expense for the 2009 nine-month period was $67.3 million compared to $57.3 million in the 2008 nine-month period. The increase was mostly due to the additional depreciation expense from the PNA acquisition along with depreciation on new assets placed in service throughout 2008 and so far in 2009. Amortization expense increased $2.3 million or 36.3% in the 2009 third quarter mostly due to the write-off of $1.6 million of deferred financing costs related to our $500 million term loan that was paid off in September 2009. The $10.1 million, or 80.7%, increase in amortization expense in the 2009 nine-month period was primarily due to additional amortization expense from the PNA acquisition.
     Operating Income. Our 2009 third quarter operating income was $74.3 million, resulting in an operating income margin of 6.0%, compared to $269.2 million, or a 10.5% operating income margin in the same period for 2008. Our 2009 nine-month period operating income was $127.7 million, resulting in an operating income margin of 3.2%, compared to $726.4 million, or an 11.0% operating income margin in the same period of 2008. The lower sales amounts combined with our compressed gross profit margins in the 2009 periods have significantly reduced our operating income. However, our operating income in the 2009 third quarter is the strongest level in 2009.
     Other Income and Expense. Interest expense for the 2009 third quarter decreased $8.0 million, or 33.4% compared to the 2008 third quarter. Interest expense for the 2009 nine-month period decreased $4.7 million, or 8.4% compared to the same period of 2008. The decreases were mainly due to our repayment of over $1 billion of borrowings on the $1.1 billion revolving credit facility during the 2008 fourth quarter and through the first nine months of 2009.
     Income Tax Rate. Our effective tax rate in the 2009 third quarter was 31.6% compared to our 2008 third quarter rate of 37.6%. Our effective tax rate in the 2009 nine-month period was 31.1% compared to our 2008 nine-month rate of 37.6%. The permanent items impacting our effective tax rate did not change materially in amount in 2009 compared to the 2008 levels. However, the same type of permanent items have a much greater impact on our effective rate in 2009 due to the lower income levels in 2009.
     Net Income. Net income attributable to Reliance decreased $110.7 million, or 72.6%, and $360.4, or 86.5%, for the three- and nine-months ended September 30, 2009, respectively. The decreases were primarily due to lower sales, gross profit and operating income dollars generated as a result of the global economic recession.
Liquidity and Capital Resources
Operating Activities
     At September 30, 2009, our working capital was $1.13 billion, down from $1.65 billion at December 31, 2008. In the 2009 nine-month period, we continued to significantly reduce our working capital and generated $807.2 million of cash flow from operations, compared to $115.4 million in the 2008 nine-month period. In the environment of declining demand and pricing that we have been experiencing since November 2008, our working capital needs have decreased significantly. The majority of our $807.2 million of cash flow generated from operations came from working capital reductions. Decreases of $266.5 million in our accounts receivable balance and $709.9 million in our FIFO inventory level were the primary contributors to our record cash flows from operations during the 2009 nine-month period.
     To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are the two most significant elements of our working capital. As of September 30, 2009, our days sales outstanding was approximately 43 days compared to 42 days at December 31, 2008. (We calculate our days sales outstanding (“DSO”) as an average of the most recent two-month period.) Our DSO has trended up as sales have decreased and we have seen some of our customers pay us more slowly. Despite the slight increase in our DSO, our accounts receivable balance has decreased significantly from December 31, 2008 due to lower sales levels in 2009.
     Our inventory turn rate during the 2009 nine-month period was about 3.5 times (or 3.4 months on hand), compared to our 2008 rate of 3.9 times (or 3.1 months on hand). Because customer demand decreased so dramatically and continued to fall, we were not able to reduce our inventory balance as quickly as our shipments decreased. Although our inventory turn rates have deteriorated somewhat during 2009, our efforts to better align our inventory quantities on hand with our current demand levels, as well as the impact of lower mill pricing for most of our products during 2009 compared to December 31, 2008 levels, have contributed to the overall decrease of $709.9 million in our FIFO inventories.
     Our inventory turns have also declined somewhat because of our 2008 acquisition of PNA, as PNA historically turned inventory at lower rates than Reliance. We expect those inventory turns to improve as we continue to focus on those businesses, and as business conditions improve.
     When commodity prices or demand begin to improve, we expect to finance increases in working capital needs through operating cash flow or with borrowings on our revolving credit facility.
Investing Activities
     Capital expenditures were $55.0 million for the nine months ended September 30, 2009 compared to $119.5 million during the same period of 2008. Our 2009 capital expenditures are budgeted at approximately $95 million, which was significantly reduced from the 2008 capital expenditures budget of $210 million. Because of the global economic recession, we cut back on our actual capital expenditures during the 2008 fourth quarter and reduced our 2009 capital expenditures budget significantly to focus on key growth initiatives to expand or relocate existing facilities and to maintain, add or upgrade equipment.
Financing Activities
     Our strong cash flow from operations funded our reductions of outstanding debt of $696.5 million and dividends to our shareholders of $22.0 million during the 2009 nine-month period. On October 21, 2009, our Board of Directors declared the 2009 fourth quarter cash dividend of $.10 per share. We have paid regular quarterly dividends to our shareholders for 49 consecutive years.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12.0 million shares of our common stock, of which 7.9 million shares remain available for repurchase as of September 30, 2009. Repurchased shares are treated as authorized but unissued shares. We did not repurchase any shares of our common stock in the 2009 nine-month period. We repurchased approximately 2.4 million shares of our common stock during the 2008 nine-month period, at an average cost of $46.97 per share. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.
Liquidity
     Our primary sources of liquidity are generally our internally generated funds from operations and our revolving credit facility. Cash flow provided by operations was a record $807.2 million in the nine months ended September 30, 2009 compared to $115.4 million in the nine months ended September 30, 2008.

     Our outstanding debt (including capital lease obligations) at September 30, 2009 was $1.07 billion, down from $1.77 billion at December 31, 2008. On August 1, 2008, we increased our borrowings by approximately $1.1 billion to finance the acquisition of PNA through cash consideration and the related repayment or refinancing of PNA’s outstanding indebtedness. We funded this by raising $500 million from a senior unsecured term loan, which we paid off and terminated in September 2009 with borrowings under our existing credit facility and cash on hand.
     On September 28, 2009, we amended our $1.1 billion credit facility to adjust certain financial covenants. Our interest coverage ratio requirement was reduced to a minimum 2.0 times from 3.0 times and our leverage ratio requirement was reduced to a maximum of 50% from a maximum of 60% until June 30, 2010, at which time these ratios adjust back to the pre-amendment levels. With the amendment, our pricing was adjusted to market rates. Restrictions were placed on certain uses of cash including cash used for acquisitions, dividends, investments and stock repurchases through June 30, 2010. Additionally, with the amendment of our credit facility, we extended the maturity date of the revolving credit facility by one year from November 2011 to November 2012 for $1.02 billion of commitments. Concurrent with the amendment and extension of our revolving credit facility, we also paid off the remaining balance on our term loan of $443.8 million with $193.8 million of cash on hand and $250 million of borrowings on our revolving credit facility. Over the past twelve months, we have paid down approximately $1.2 billion of debt with cash flow from operations and increased our cash position to approximately $87.9 million at September 30, 2009. At September 30, 2009, we had $250 million in outstanding borrowings on our $1.1 billion revolving credit facility.
     Our net debt-to-total capital ratio was 28.3% at September 30, 2009; down from our 2008 year-end rate of 41.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash). At September 30, 2009, we had availability of $850.0 million on our revolving credit facility.
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
     At September 30, 2009, we also had $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 2.2 years, maturing from 2010 to 2013. In early January 2009, $10.0 million of these notes matured and were paid off.
     We also have two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35 million. There were no borrowings outstanding on these credit facilities at September 30, 2009 and December 31, 2008. Various other separate revolving credit facilities are in place for our operations in Asia and for our operations in the United Kingdom with total combined outstanding balances of $6.8 million and $7.4 million at September 30, 2009 and December 31, 2008, respectively.
     Our $1.1 billion syndicated credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the last twelve-month period ended September 30, 2009 was approximately 3.3 times compared to the debt covenant minimum requirement of 2.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes, less equity in earnings of unconsolidated subsidiaries and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at September 30, 2009 calculated in accordance with the terms of the credit agreement was 31.0% compared to the debt covenant maximum amount of 50% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at September 30, 2009 was $913.6 million compared to the Reliance shareholders’ equity balance of $2.5 billion at September 30, 2009.
     Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors also guaranteed the borrowings under the term loan prior to its repayment and termination. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA (EBITDA is calculated as net income attributable to Reliance plus interest, income tax, depreciation and amortization expense and all other non-cash expenses, plus cash dividends received from 50% or less owned companies, plus EBITDA from acquired businesses, less equity in earnings in 50% or less owned companies and plus or minus any non-operating non-recurring loss or gain, respectively) and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 99% of our total consolidated EBITDA for the last twelve months and approximately 94% of total consolidated tangible assets as of September 30, 2009. We were in compliance with all debt covenants at September 30, 2009.
     We have $146.5 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility, subject to the restrictions on the use of cash described above.
Off-Balance-Sheet Arrangements
     We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Goodwill and Other Intangible Assets
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.08 billion at September 30, 2009, or approximately 24.2% of total assets, or 43.2% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $731.7 million at September 30, 2009, or approximately 16.4% of total assets, or 29.3% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2008 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2009 annual impairment tests of goodwill will be performed as of November 1, 2009 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.
     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, continuous declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of September 30, 2009, we have noted no indications of impairment.
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
     For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Annual Report on Form 10-K for the year ended December 31, 2008. We do not believe that any of the new accounting guidance implemented during 2009 changed our critical accounting policies.
New Accounting Guidance
     See Notes to Unaudited Consolidated Financial Statements for disclosure on new accounting guidance issued or implemented.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
     In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk factors since December 31, 2008. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion on quantitative and qualitative disclosures about market risk.
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
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits
3.1	Amended and Restated Bylaws[1].
4.1	Second Amendment to Amended and Restated Credit Agreement dated as of September 25, 2009 by and among Reliance Steel & Aluminum Co., as Borrower, Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein[2].
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to Exhibit 3.1 of that Current Report on Form 8-K dated October 14, 2009.

[2]	Incorporated by reference to Exhibit 4.1 of that Current Report on Form 8-K dated September 28, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
Dated: November 6, 2009	By:	/s/ David H. Hannah
David H. Hannah
Chairman and Chief Executive Officer

	By:	/s/ Karla Lewis
Karla Lewis
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws[1].

4.1
Second Amendment to Amended and Restated Credit Agreement dated as of September 25, 2009 by and among Reliance Steel & Aluminum Co., as Borrower, Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein[2].

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to Exhibit 3.1 of that Current Report on Form 8-K dated October 14, 2009.

[2]	Incorporated by reference to Exhibit 4.1 of that Current Report on Form 8-K dated September 28, 2009.