Form 10-K
period 2009-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2010-02-26
CIK 861884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2009 was approximately $2,420,000,000. As of January 31, 2010, 73,810,882 shares of the registrant’s common stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company”, “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “potential” and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. These factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements. As you read and consider this Annual Report and the documents incorporated by reference, you should understand that the forward-looking statements are not guarantees of performance or results.
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
     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in “Risk Factors” may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:
•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could also have a severe negative impact on our gross profit.

•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the recent economic recession. In the 2008 fourth quarter the effects of the depressed economy impacted our industry in a very significant and rapid manner from both demand and pricing perspectives, which continued throughout 2009. Although pricing and demand stabilized somewhat during the latter part of 2009 and so far in 2010, demand for our products continues to be at low levels. We do not know if, or when, demand levels will return to pre-recession levels. Lower demand levels could cause our financial condition to worsen.

•	We operate in a very competitive industry and increased competition could reduce our gross profit margins and net income. The inventory destocking that occurred in our industry beginning in late 2008 and continuing through 2009, as a result of price reductions from our suppliers and significant decreases in demand from our customers, significantly increased competitive pressures and negatively impacted our gross profit margins.

•	Global economic factors may cause increased imports of metal products to the U.S., which may cause the cost of the metals we purchase to decline and could also cause our selling prices and gross profits to decline.

•	Producers of carbon steel products have reduced production capacity to react to end demand levels. If the producers increase production levels without offsetting increases in end demand, metal costs could decline, which may cause our selling prices and gross profits to decline.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain well-qualified individuals, our results of operations may decline.

ii

•	Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations, which have grown as a percentage of our total operations to approximately 4% of net sales in 2009 (based on where sales originated from).

•	The interest rates on our $1.1 billion revolving credit facility are variable. Although our outstanding borrowings on the $1.1 billion revolving credit facility were only $115.0 million at December 31, 2009, the impact of interest rate changes on our financial results could increase if we increase our borrowings on our $1.1 billion revolving credit facility to finance future acquisitions or increases in working capital.

•	The recent financial crisis has reduced credit availability for certain of our customers. The amount of customer receivables that we wrote off as uncollectible in 2009 increased significantly compared to prior years. If our customers are unable to obtain the credit necessary to fund their operations and their purchases from us, our financial results could be negatively affected. If credit is limited, our ability to obtain funds for future growth activities may also be limited.

•	We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business, or may fail to successfully adopt our operating strategies.

•	Our acquisitions might fail to perform as we anticipate or there could be significant negative events in our industry or the general economy that fundamentally alter our business model and outlook. This could result in an impairment charge to write off some or all of the goodwill and/or other intangible assets for that entity. Acquisitions may also result in our becoming responsible for unforeseen liabilities that may adversely affect our financial condition and liquidity. If our acquisitions do not perform as anticipated, our operating results also may be adversely affected.

•	Various environmental and other governmental regulations may require us to expend significant capital and incur substantial costs or may impact the customers we serve, which may have a negative impact on our financial results.

•	We may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative impact on the market price of our common stock or the ratings of our debt.

•	If existing shareholders with substantial holdings of our common stock sell their shares, the market price of our common stock could decline.

•	Principal shareholders who own a significant number of our shares may have interests that conflict with yours.

•	We have implemented a staggered or classified Board that may impact your rights as a shareholder.

•	We may pursue growth opportunities that require us to increase our leverage ratios. This may cause our stock price to decline.

•	The volatility of our stock price has increased significantly. This volatility may continue in the future and may increase from current levels.
     The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements and review carefully the section captioned “Risk Factors” in Item 1A. of this Annual Report on Form 10-K for a more complete discussion of the risks of an investment in the Company’s securities.
This Annual Report on Form 10-K includes registered trademarks, trade names and service marks of the Company and its subsidiaries.

iii

PART I
Item 1. Business
     We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 200 locations in 38 states, Belgium, Canada, China, Mexico, Singapore, South Korea and the United Kingdom. Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. In addition to being diversified by products and customers, we are geographically diversified. We deliver products from facilities located across the United States and Canada, and have a growing international presence to support the globalization of our customers.
     Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. Because of the difficult economic conditions in 2009, we placed acquisitions on hold and focused on improving our liquidity position by reducing debt mainly through lowering our working capital. We were successful in these efforts and generated approximately $943.0 million in cash flow from operating activities and used $831.2 million of the cash flow to pay down debt. Our total long-term debt was $939.6 million at December 31, 2009 (with a net debt-to-total capital ratio of 25.6%), down from $1.77 billion at December 31, 2008 (with a net debt-to-total capital ratio of 41.4%). Despite experiencing one of the worst years in the metals service center industry with respect to both unparalleled demand and price declines, Reliance was profitable in 2009. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and somewhat lessened the negative impact of the recent recession.
Industry Overview
     Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate steel processor. Service centers comprise the largest single customer group for North American mills, buying and reselling more than 43% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the U.S. and Canada last year (Purchasing magazine, April 2009).
     In April 2009, the magazine Purchasing also reported that the North American (U.S. and Canada) metals distribution industry was estimated to have generated net sales of $153 billion in 2008 (the latest year for which such information is available), or about 7% more than the $143 billion generated in 2007.
     The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to Purchasing, the number of intermediate steel processors and metal center facilities in North America has decreased from approximately 7,000 locations in 1980 to approximately 3,300 locations operated by more than 1,200 companies in 2008. This consolidation trend continues to create opportunities for us to expand by making acquisitions.
     Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a contractual basis. In recent years, consolidation at the carbon steel mill level has led to capacity rationalization and elevated the pricing levels for these products. We believe that service centers, like Reliance, with the most rapid inventory turnover are generally the least vulnerable to changing metals prices.
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
     In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In the mid-1990’s we began to expand nationally and focused on acquiring well-run, profitable service center companies. We have continued that strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 200 locations and net 2009 sales of $5.32 billion. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We currently operate metals service centers under the following trade names:

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co.	1	Carbon steel
Lusk Metals	1	Precision cut aluminum plate and aluminum sheet and extrusions
MetalCenter	1	Flat-rolled aluminum and stainless steel
Olympic Metals	1	Aluminum, brass, copper and stainless steel
Reliance Metalcenter	9	Variety of carbon steel and non-ferrous metal products
Reliance Steel Company	2	Carbon steel flat-rolled and plate
Tube Service Co.	6	Specialty tubing
Allegheny Steel Distributors, Inc.	1	Carbon steel
Aluminum and Stainless, Inc.	2	Aluminum sheet, plate and bar
American Metals Corporation
American Metals	3	Carbon steel bar, flat-rolled, plate, structural and tubing
American Steel	2	Carbon steel bar, flat-rolled, plate, structural and tubing
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals Europe S.P.R.L.	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Carbon steel bar, plate, structural and tubing
IMS Steel	1	Carbon steel bar, plate, structural and tubing
Chapel Steel Corp.	5	Carbon steel plate
Chatham Steel Corporation	5	Carbon and stainless steel
Clayton Metals, Inc.	3	Aluminum and stainless steel flat-rolled products and custom extrusions
Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structural
Delta Steel, Inc.
Delta Steel	5	Carbon steel bar, flat-rolled, plate, structural and tubing
Smith Pipe & Steel Company	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Durrett Sheppard Steel Co., Inc.	1	Carbon steel bar, flat-rolled, plate, structural and tubing

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Earle M. Jorgensen Company
Earle M. Jorgensen	31	Specialty bar and tubing
Encore Metals USA	3	Stainless and alloy bar, plate and tube
Steel Bar	1	Carbon steel bars and tubing
Everest Metals (Suzhou) Co., Ltd.	1	Aluminum plate and bar
Feralloy Corporation
Acero Prime (40%-owned)	3	Toll processing (slitting and leveling) of carbon steel
Feralloy	5	Flat-rolled steel service centers
Feralloy Processing Company (51%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Indiana Pickling & Processing (56%-owned)	1	Toll processing (pickling) of carbon steel
Oregon Feralloy Partners (40%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Infra — Metals Co.	6	Carbon steel, bar, plate, structural and tubing
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3	Full-line service centers
Custom Fab Company	1	Metal fabrication
Good Metals Company	1	Tool and alloy steels
Hagerty Steel & Aluminum Company	1	Plate and flat-rolled carbon steel
Metals Supply Company, Ltd.	2	Carbon steel bar, flat-rolled, plate, structural and tubing
Metalweb Limited	4	Aluminum sheet, plate and bar
Pacific Metal Company	6	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	8	Carbon steel bars, flat-rolled, plate, structural and tubing

Phoenix Corporation
Phoenix Metals Company	11	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Flamecutting and Steel, Inc.	1	Carbon, alloy, and HSLA steel plate
Precision Strip, Inc.
Precision Strip	10	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Precision Strip de Mexico	1	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Reliance Metalcenter Asia Pacific Pte. Ltd.	1	Aluminum plate, sheet and coil
Reliance Metals Canada Ltd.
Earle M. Jorgensen (Canada)	5	Specialty bar and tubing
Encore Metals	4	Stainless and alloy bar, plate and tube
Team Tube Canada ULC	5	Alloy and carbon steel tubing
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and alloy specialty steels
Dynamic Metals International	1	Maraging and specialty steels
United Alloys Aircraft Metals	1	Titanium products
Sugar Steel Corporation	1	Carbon steel bar, plate, structural and tubing
Siskin Steel & Supply Company, Inc.
Siskin Steel	5	Full-line service centers
Athens Steel	1	Carbon steel structural, flat-rolled and ornamental iron
East Tennessee Steel Supply	1	Carbon steel plate, bar and structural
Industrial Metals and Surplus/Georgia Steel	1	Carbon steel structural, flat-rolled and ornamental iron
Toma Metals, Inc.	1	Stainless steel sheet and coil

	No. of
Trade Name	Locations	Primary Products Processed & Distributed
Valex Corp.
Valex	1	Electropolished stainless steel tubing and fittings
Valex China Co., Ltd.	1	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd.	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled carbon steel
Yarde Metals, Inc.	7	Stainless steel and aluminum plate, rod and bar
     We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. We performed metals processing services, or first-stage processing, on approximately 37% of our sales orders in 2009 before distributing the product to manufacturers and other end-users. For approximately 45% of our 2009 orders we delivered the metal to our customer within 24 hours from receipt of an order. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2009, we handled approximately 17,200 transactions per business day, with an average price of approximately $1,220 per transaction. Our net sales were $5.32 billion for the 2009 year. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities during the last few years have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.
Acquisitions
     We did not complete any acquisitions during 2009 because of the uncertain economic climate. There were very few companies in our industry offered for sale in 2009 and those that were in the market were not attractive to us. We do, however, expect many companies in our industry to be offered for sale later in 2010. We will actively evaluate these opportunities and pursue those that meet our disciplined acquisition criteria. Please see Note 2 of the consolidated financial statements for a discussion on acquisitions completed during 2008 and 2007, including our largest acquisition to date completed August 1, 2008.
Internal Growth Activities
     Despite the continued deterioration of the economy in 2009, we maintained our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $69.9 million. We continued to expand our geographic presence in 2009 with Phoenix Metals Company opening a new location in Richmond, Virginia, Earle M. Jorgensen Company starting construction on a new facility in Nusajaya, Malaysia, which is scheduled to open in 2010 and Chatham Steel Corporation buying land for a new facility to be built in Ironton, Ohio. Operations in existing markets were also expanded during 2009, with PDM Steel Service Centers moving into a newly constructed, larger and more efficient facility in Las Vegas, Nevada and Precision Strip expanding and improving an existing facility in Kenton, Ohio. We expect to continue to expand our existing operations in 2010, with new facilities planned, or currently under construction, for Yarde Metals in Limerick, Pennsylvania, Reliance Metals Canada in Edmonton, Alberta, Canada, and Earle M. Jorgensen in Orlando, Florida and Memphis, Tennessee. During 2009 we also consolidated and closed a few small operations that did not impact our ability to service our customers.
     Our 2010 capital expenditure budget is approximately $140 million with much of this related to internal growth activities comprised of expansions of existing facilities and purchases of equipment as well as establishing a presence in new geographic markets. We also plan to exercise purchase options on various facilities that we currently lease. We will continue to evaluate and execute additional growth projects as appropriate, given the economic conditions and outlook at the time.
     Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines and monitor adherence to proper financial controls, while our division managers and subsidiary officers have autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial, management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.

     We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We have developed and maintained an excellent reputation in the industry for our integrity and the quality and timeliness of our service to customers.
Customers
     Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency. The consolidation of carbon steel mills that occurred during the 2001 to 2003 period has further reduced the number of potential sources of metal available to customers purchasing small quantities of metal.
     We have more than 125,000 metals service center customers in various industries. Our customers are manufacturers and end-users in the general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services, but not metal, to larger customers, such as mills and original equipment manufacturers (“OEM’s”), and in larger annual volumes than we have experienced historically. Precision Strip also has indirectly increased our participation in the auto and appliance end markets with the auto exposure primarily relating to the processing and delivery of metal for the transplants, or “New Domestic” companies.
     Our metals service centers wrote and delivered over 4,365,000 orders during 2009 at an average price of approximately $1,220 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our centers to our customers helps us provide just-in-time delivery to our customers as well as increases the likelihood of repeat business. In 2009, approximately 85% of our orders were from repeat customers. With our fleet of approximately 1,500 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry system and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.
     Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support key customers that are producing in those international markets. Net sales of our international locations (based on where the shipments originated from) accounted for approximately 4% of our 2009 net sales, or $195.9 million. However, our net sales to international customers (based on the shipping destination) were approximately 6% of our 2009 net sales or $313.0 million, with approximately 59% of these sales, or $184.1 million, to Canadian customers.
     Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in many industries, we believe that the effect of such changes on us is significantly reduced. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and have the versatility to service different end markets when an existing market slows. However, our diversity could not overcome the negative impact of the current global economic downturn and financial crisis as the recession significantly affected all industries and geographic regions.
     Furthermore, due to the economic recession and tightening of the credit markets, we continue to closely monitor the viability of our customers and their credit worthiness in all of our end markets and geographic areas. We sell very little metal to the auto and residential housing markets, which were severely impacted beginning in 2007. Because of this, our business was strong through most of 2008 until the industrial economy tightened in the 2008 fourth quarter. Beginning with the 2008 fourth quarter and throughout the first half of 2009 we saw a rapid and precipitous decline in demand and prices for almost all of our products. Our customers began buying minimal amounts of metal and many continue to have limited access to capital.

     The reduced buying patterns of our customers created extremely competitive markets for service centers. As a result, we lowered selling prices to retain volume, negatively impacting our profit margins, primarily in the first half of 2009 when the industry was in an inventory destocking mode. Even though pricing for most products we sell has increased somewhat from the bottoms they reached in the summer of 2009, demand still continues to be at low levels. We believe that our ability to service customer orders in small quantities and with next day service provides a substantial advantage to metal buyers in the current environment. We are uncertain as to when demand from our customers will improve and believe that increased demand is needed to support increased prices for metal products.
     Although many customers requested extended payment terms in 2009, our 2009 days sales outstanding (“DSO”) in receivables was at 42 days as of December 31, 2009, unchanged from December 31, 2008. Most customers pay in 30 to 60 days. Although our 2009 year-end DSO remained unchanged from last year, we did experience increased closures and bankruptcy filings in the customer end markets, which resulted in our highest ever write-offs of uncollectible customer accounts. Our total accounts receivable write-offs in 2009 were $19.6 million, or 0.4% of sales, compared to $8.1 million or 0.1% of sales and $5.9 million or 0.1% of sales in 2008 and 2007, respectively. We continue to monitor the financial health of all of our customers across all of our end markets and geographic areas and may continue to see increased write-offs in 2010 compared to our historical amounts, especially if business conditions improve and our customers need to increase their working capital levels. The diversity of our customer base somewhat reduces the impact of any single customer, as our largest customer in 2009 represented 2.7% of our sales, and all other customers were less than 1% of our sales. Only five customers had total 2009 purchases greater than $25 million.
     California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Midwest region of the United States has become our largest market. Although our sales dollars in each of the regions we serve have generally increased, the percent of total sales in each region has changed as we have expanded our network. California represented 13% of our 2009 sales, which is a significant decrease from 45% of our 1997 sales. The Midwest region, which we entered in 1999, represented 25% of our 2009 sales.
     The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2009	2008	2007
Midwest	25%	26%	25%
Southeast	18%	19%	19%
West/Southwest	18%	16%	12%
California	13%	14%	16%
Northeast	8%	6%	6%
Mid-Atlantic	6%	5%	4%
Pacific Northwest	5%	6%	8%
Mountain	3%	4%	5%
International	4%	4%	5%

Total	100%	100%	100%
Suppliers
     We purchase our inventory from the major metals mills, both domestic and foreign, and have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include California Steel Industries, Inc., Gerdau Ameristeel Corporation (including Chaparral Steel Company), Evraz Claymont Steel, Evraz Oregon Steel Mills, ArcelorMittal, Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. Allegheny Technologies Incorporated, AK Steel, North American Stainless and ThyssenKrupp AG supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Alcan Aluminum Limited, Aleris International, Inc., Kaiser Aluminum Corp., Novelis Inc. and Sapa Group.
     From 2001 through 2003, many domestic steel mills entered bankruptcy proceedings, which resulted in significant consolidation at the carbon steel mill level. The primary domestic mills have exercised pricing discipline since this time resulting in generally higher prices for carbon steel products beginning in 2004. The mills have exercised their discipline by reducing their production capacity when a supply demand imbalance was anticipated. In general, the higher prices for carbon steel have been supported since 2004 by limited imports to the U.S. due to strong global demand and a weak U.S. dollar, and increased raw material costs. Although there has been significant volatility in carbon steel pricing since 2004, the low end of the pricing has been at historically high levels. Our operating results are sensitive to changes in the costs of our products as our selling prices usually change when metal costs change. If costs and selling prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. Because changes in pricing do not require us to adjust our expense structure, other than any impact on incentive-based compensation, the impact on our results of operations from changes in pricing is much greater than the effect of volume changes.
     In 2008, mill pricing for carbon steel products almost doubled in the first half of the year and then declined precipitously beginning in the 2008 fourth quarter and throughout the first half of 2009 due to the poor global demand levels. Average pricing for the benchmark carbon hot rolled steel product in 2009 declined by about 44% from 2008 averages (according to American Metal Market). Although only about 5% of our 2009 sales dollars were in carbon steel hot rolled coil, pricing for this product is commonly used by Reliance and others in the industry as an indicator of overall carbon steel pricing. During the period of decline, the mills reduced their capacity to less than 50% as they saw the significant deterioration in demand levels. We believe this reduction in capacity prevented carbon steel pricing from falling further and supported a “bottom” in pricing for the benchmark carbon hot rolled steel product at about $390 a ton in May 2009 (according to American Metal Market), which was still at a relatively high level compared to pricing levels experienced for the same benchmark product during the last recessionary period from 2001 to 2003. February 2010 prices for the same hot rolled carbon steel product were approximately $600 a ton (according to American Metal Market). The higher costs for carbon steel products experienced during the second half of 2009 and so far in 2010 have been primarily driven by increasing raw material costs as opposed to higher end use demand. Similarly, costs for most aluminum and stainless steel products were declining throughout the first half of 2009 until the trend generally reversed during the second half of 2009 and so far in 2010. Although aluminum and stainless costs have remained somewhat more volatile in the second half of 2009, their average prices have generally been higher during the second half of 2009 as compared to the first half. Costs for products that experienced the least volatility were primarily heat treated aluminum and alloy steel products because of their specialty nature. Until there is a meaningful improvement in demand we do not anticipate that metal prices will increase significantly from current levels. Further demand weakening, domestic mills increasing production without offsetting demand increases or increased imports to the U.S. could weaken pricing.
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
Backlog
     Because of the just-in-time delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is material to an understanding of our metals service center business.

Products and Processing Services
     We provide a wide variety of processing services to meet each customer’s specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. We often deliver orders that do not require extensive or specialized processing to the customer within 24 hours of receiving the order. Our product mix has changed mainly as a result of our acquisitions. Flat-rolled carbon steel products, which generally have the most volatile and competitive pricing, accounted for only 11% of our 2009 sales. Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2009	2008	2007

	13%	10%	7%	carbon steel structurals
	12%	13%	11%	carbon steel plate
	11%	12%	9%	carbon steel tubing
	9%	10%	10%	carbon steel bar
	5%	5%	3%	hot rolled steel sheet and coil
	4%	3%	4%	galvanized steel sheet and coil
	2%	2%	2%	cold rolled steel sheet and coil

Carbon Steel	56%	55%	46%

	6%	6%	7%	aluminum bar and tube
	6%	4%	5%	heat-treated aluminum plate
	4%	4%	4%	common alloy aluminum sheet and coil
	1%	1%	2%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	18%	16%	19%

	6%	7%	10%	stainless steel bar and tube
	5%	5%	6%	stainless steel sheet and coil
	2%	2%	3%	stainless steel plate

Stainless Steel	13%	14%	19%

	5%	6%	7%	alloy bar and rod
	1%	1%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	7%	8%	9%

	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	4%	5%	5%	miscellaneous, including brass,
				copper and titanium

Total	100%	100%	100%
     We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. Because of this diversity of product type and material, we believe that we are less exposed to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We are also less dependent on particular suppliers.
     For sheet and coil products, we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between .015 and .25 inches thick, and rolled into 3- to 20-ton coils. The size and weight of these coils require specialized equipment to move and process the coils into smaller sizes and various products. Many of the other products that we carry also require specialized equipment. Few of our customers have the capability to process the metal into the desired sizes.
     After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2009, we delivered approximately 45% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

     Few metals service centers offer the full scope of processing services and metals that we provide. In 2009, we performed processing services for approximately 37% of our sales orders. Our primary processing services are described below:
•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close-tolerance square or rectangular shapes.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

•	Electropolishing is the process used on stainless steel tubing and fittings to simultaneously smooth, brighten, clean and passivate the interior surfaces of these components. Electropolishing is an electrochemical removal process that selectively removes a thin layer of metal, including surface flaws and imbedded impurities. Electropolishing is a required surface treatment for all ultra high-purity components used in the gas distribution systems of semiconductor manufacturers worldwide and many sterile water distribution systems of pharmaceutical and biotechnology companies.

•	Fabricating includes performing second- and/or third-stage processing per customer specifications, typically to provide a part, casing or kit, which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer-specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer-specified component part.

•	Oscillate slitting involves slitting the metal into specified widths and then oscillating the slit coil when it is wound. The oscillated coil winds the strip metal similar to the way fishing line is wound on a reel rather than standard ribbon winding. An oscillate coil can typically hold five to six times more metal than a standard coil, which allows customers to achieve longer production run times by reducing the number of equipment shut-downs to change coils.

•	Pickling involves treating metal surfaces with chemicals to remove impurities, such as stains, inorganic contaminants, and rust or scale, from ferrous metals, copper, and aluminum alloys.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Polishing changes the texture of the surface of the metal to specific finishes in accordance with customer specifications.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer-specified lengths, shapes or sizes.

•	Shape cutting, or burning, can produce various shapes according to customer-supplied drawings through the use of CNC controlled machinery. This procedure can include the use of oxy-fuel, plasma, high-definition plasma, laser burning or water jet cutting for carbon, aluminum and stainless steel sheet and plate.

•	Shearing is the cutting of metal into small, precise square or rectangular pieces.

•	Skin milling grinds the top and/or bottom of a large aluminum plate into close tolerance.

•	Slitting involves cutting metal to specified widths along the length of the coil.

•	Tee splitting involves splitting metal beams. Tee straightening is the process of straightening split beams.

•	Trepanning involves removing the desired diameter from sheet metal, plates, or structural sections by cutting out a solid disk.

•	Twin milling grinds one or all six sides of a small square or rectangular piece of aluminum plate into close tolerance.

•	Welding is the joining of one or more pieces of metal.

•	Wheelabrating, shotblasting and bead-blasting involve pressure blasting metal grid onto carbon steel products to remove rust and scale from the surface.
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

Marketing
     As of year-end 2009, we had approximately 1,460 sales personnel located in 42 states, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea and the United Kingdom that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.
Industry and Market Cycles
     We distribute metal products to our customers in a variety of industries, including non-residential construction, manufacturing, transportation, aerospace, energy and semiconductor fabrication. Many of the industries in which our customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries to reduce the effect of changes in these cyclical industries on our results. However, our diversity could not overcome the negative impact of the current global economic downturn and financial crisis as the recession significantly affected all industries.
     Beginning with the 2008 fourth quarter, when our industry first felt the impact of the global economic recession, and continuing through the first half of 2009, we saw a rapid and precipitous decline in demand and prices for almost all of our products. According to the Metals Service Center Institute, tons sold during 2009 were down approximately 37% for the metals service center industry in North America compared to 2008. Our 2009 tons sold on a same-store basis were down approximately 32% from 2008.
     All major industries and end markets that we sell to were negatively impacted during 2009. Aerospace held up better for us than most other end markets that we sell to, as a large portion of our aerospace business is military and defense related. Also, we believe that the impact on us from the auto and residential construction markets, which were impacted earlier and more severely than most other markets, was limited during this downturn because we have minimal direct exposure to these markets. The auto industry improved in mid-2009 though activity is still at relatively low levels, and although we did not directly benefit from the demand improvement, we did benefit indirectly from price stability. We believe about one-third of our business is related to non-residential construction, which was negatively impacted during this downturn and we do not expect any meaningful recovery in this area until 2011. We saw some improvement in the electronics and semiconductor areas in the second half of 2009 that we believe will continue into next year. We have also seen some increased quoting activity in infrastructure in the second half of 2009 and remain hopeful that work in that area will begin to materialize soon. All other major end markets that we serve, including manufacturing, energy (oil and gas) and transportation (heavy truck, truck trailer, and rail car industries) experienced similar demand declines during 2009 compared to 2008 with slight improvements in the amount of metal they are buying from us in the second half of 2009 that have, so far, continued into 2010.
     Managing through both price and demand volatility is a normal part of our business and we have successfully managed through such cycles for many years. However, the 2008 and 2009 cycles were more dramatic than those we have experienced historically. Because of the dramatic reduction in demand beginning in the 2008 fourth quarter and continuing throughout the first half of 2009, mills cut prices, leaving most service centers with large amounts of inventory on hand at a higher cost than replacement cost. In reaction to this, service centers, including Reliance, entered an inventory destocking mode to try to clear out their higher cost material. However, poor customer demand required that selling prices be lowered, which resulted in significant deterioration in gross profit margins, causing many service center companies to operate at a loss during 2009. Pricing for most products we sell has increased somewhat from the bottoms reached in the summer of 2009; however, demand continues to be at low levels.
     Fluctuations in the cost of our materials affect the prices we can charge to our customers. We have historically been able to pass increases in metal costs on to our customers, as costs typically increase due to strong demand. In the current environment of relatively stable prices and demand, we expect to be able to maintain relatively normal gross profit margins; however there could be pressure on our gross profit margins due to the weak demand levels. We cannot predict whether the margin between our metal costs and selling prices will improve, decline from or remain at the levels experienced during the 2009 fourth quarter, especially if demand declines further or if costs of domestic metals decline. However, if metals demand and costs, as well as related selling prices, remain at current levels or increase, we expect to remain profitable.
Competition
     The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Most of our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported in the April 2009 issue of Purchasing magazine, it is estimated that there were approximately 3,300 intermediate steel processors and metals service center facilities in North America in 2008. Purchasing magazine has identified Reliance as the largest metals service center company in North America (based upon 2008 revenue). According to the April 2009 issue of Purchasing magazine, the 2008 revenues for the five largest North American metals service center companies ranged from $3.15 billion to $8.72 billion for total revenues of $25.59 billion, which represents approximately 16.7% of the estimated $153 billion total revenue for the metals service center industry in 2008. Our 2008 sales of $8.72 billion represented approximately 5.7% of the estimated $153 billion industry total. We continue to be the largest North American metals service center company on a revenue basis.
     We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide, distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of service, our acquisitions and opportunities created by activities of certain of our competitors, as well as our focus on small order sizes with quick turnaround.
     Starting in the fourth quarter of 2008 and through the first half of 2009 when both customer demand and metal pricing were rapidly deteriorating, competition in the metals service center industry reached a level that we had not experienced before. Because of the sudden slowing in demand, service centers had higher quantities of metal on hand than they would typically carry to support their demand base. In addition, the inventory on hand was at a higher cost than the replacement cost of the metal being sold by the mills. This environment allowed customers to demand that service centers lower their prices to be more in line with current replacement cost, even if the service center had to fill the order with higher cost metal. This eroded gross profit margins on these orders. The competition was further heightened because of the general lack of credit availability, motivating many service centers to liquidate as much inventory as possible. These competitive forces continued well into the 2009 third quarter. Both demand and pricing have stabilized somewhat and during the 2009 fourth quarter we achieved FIFO gross profit margins consistent with our historical levels; however, demand is still weak, which contributes to a vulnerable pricing environment. Although inventory destocking is over for the most part, because of low demand levels, some service centers are still converting inventory to cash without regard to profit levels, which generally requires us to lower our prices to be competitive. This has, and could continue to, reduce our profit margins.
Quality Control
     Procuring high quality metal from suppliers on a consistent basis is critical to our business. We have instituted strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. In certain instances, we perform physical and chemical analyses on selected raw materials, typically through a third party testing lab, to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.
     In 2009, a total of 108 of our facilities maintained ISO 9001:2000 or ISO 9001:2008 certifications. The ISO 9001:2000 quality standard includes a matrix to record and review customer satisfaction and organizes the quality standard requirements to about eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years. At the next recertification period, our locations that currently maintain ISO 9001:2000 certifications will recertify to ISO 9001:2008, which replaces ISO 9001:2000 quality standards. There are no new significant requirements under ISO 9001:2008.

     Initially in 1996, when we first began the certification process, we expected that more customers would require such certification, but we have learned that for the types of products and services that most of our facilities provide, very few of our customers require such certification and most of our customers have responded that they would purchase products from Reliance or its subsidiaries regardless of such certification. However, we believe that going through the certification process allows our facilities to improve their efficiency and the quality of products and services provided to our customers.
     Our Precision Strip subsidiary maintains ISO/TS 16949:2002 certifications at its eleven facilities. ISO/TS 16949:2002 is an ISO Technical Specification, which aligns existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Quality System Requirements QS-9000 (“QS-9000”) is the common quality standard for automotive suppliers and is based upon the 1994 edition of ISO 9001, with additional requirements specific to the automotive industry. Our Bralco Metals division, and our AMI Metals, Inc. and Service Steel Aerospace Corporation subsidiaries maintain AS 9100 certification at all of their facilities. AS 9100 is a standardized quality management system specific to the aerospace industry. The standards emphasize areas that impact process and service, safety, quality and reliability for aerospace products. Many aerospace organizations require their suppliers to have AS 9100 certification. Our Valex Korea subsidiary maintains ISO 14001:2004 certification at its operating facility in South Korea. ISO 14001:2004 gives the generic requirements for an environmental management system. The intention of ISO 14001:2004 is to provide a framework for a strategic approach to the organization’s environmental policy, plans and actions.
Systems
     Our Reliance divisions and certain of our subsidiaries use the Stelplan™ and eStelplan™ manufacturing and distribution information systems. Stelplan™ and eStelplan™ are registered trademarks of Invera, Inc. Stelplan™ and eStelplan™ are integrated business application systems with functions ranging from order to cash and procure to pay cycles. These systems were developed specifically for the metals service center and processor industry and provide information in real time, such as inventory availability, location and cost. With this information, our marketing and sales personnel can respond to our customers’ needs more efficiently and more effectively.
     Almost fifty of our 200-plus locations use a suite of software products purchased and developed by our subsidiary Earle M. Jorgensen Company (“EMJ”). In 2009, the Reliance Corporate and EMJ IT departments merged and the combined team modified certain aspects of the software to allow it to support multiple entities. This system was rolled out to certain Reliance subsidiaries in 2009, in addition to the EMJ locations, and we expect more subsidiaries to convert to this system in 2010. Other subsidiaries use other vendor or in-house developed systems to support their operations. The basic functionality of the various systems is similar to Stelplan™ but in many instances has been customized for each of their operations with features to accommodate the products that they carry, automated equipment interfaces, or other specialized needs. These systems are included in our internal control testing.
     A common financial reporting system, as well as certain other accounting and tax packages are used company-wide. We have initiated efforts to allow us to identify the appropriate system solutions to provide a common ERP platform across our operating companies and to develop more efficient means of consolidating data. This is a multi-phased, multi-year project that will be pursued and implemented in a manner to limit both operational and financial risk.
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

     Certain of our operations sell metal to foreign customers, subjecting us to various export compliance regulations. We have implemented a company-wide export compliance function to monitor adherence to our export compliance policy and to provide appropriate training to our operating personnel. Although the actual dollar amounts of our sales that are subject to these regulations are not material, penalties assessed to any violations may be material. Although we have implemented policies and procedures to comply with export compliance regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.
Environmental
     Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently investigating and remediating contamination at certain properties we have acquired or that acquired subsidiaries own or previously owned, but we do not expect that these liabilities would have a material adverse impact on our results of operations. All scrap metal produced by our operations is sold to independent scrap metal companies and we believe is recycled. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution. If more stringent environmental regulations are enacted this could have an adverse impact on our financial results.
Employees
     As of December 31, 2009, we had approximately 8,870 employees. Approximately 11% of the employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with 39 union locals at 39 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. Employees at certain of our locations have recently de-certified with their local unions and are now non-union employees. We have never experienced a significant work stoppage.
     As a result of the global economic recession that significantly impacted our business activity beginning in the 2008 fourth quarter, we have made significant reductions in our workforce in order for us to maintain profitability as personnel costs represent the most significant variable operating expense that we have and are also the most impacted by changes in our order volumes. During 2009, we reduced our workforce by approximately 1,700 employees, or 16%. Since September 30, 2008, we reduced our workforce by approximately 2,500 employees, or 22%. In addition, we have taken many other cost cutting measures including certain changes that impact our employees such as voluntary time off and reduced work weeks. Many of our employees participate in various bonus programs based upon the financial results of a particular operation or the Company as a whole. Because of our lower profitability levels in 2009, our compensation expense was lower as our employees generally received no or lower bonuses than in 2008.
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
     We have substantial debt service obligations. As of December 31, 2009, we had aggregate outstanding indebtedness of approximately $939.6 million. This indebtedness could adversely affect us in the following ways:
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
     Our existing debt agreements contain financial and restrictive covenants that limit our ability to incur additional debt, including restrictions on our ability to make acquisitions or to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our shareholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may not be able to generate sufficient cash flow to meet our existing debt service obligations.
     Our annual debt service obligations until November 2012, when our revolving credit facility is scheduled to mature, will be primarily limited to interest and principal payments on multiple series of privately placed senior notes and our outstanding debt securities, with an aggregate principal amount of $813.0 million, and on borrowings under our $1.1 billion credit facility. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2012, our private notes when they mature on various dates between 2010 and 2013 or our debt securities when they mature in 2016 and 2036. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect, however; our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.
     We purchase large quantities of aluminum, carbon, alloy and stainless steel and other metals, which we sell to a variety of end-users. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so.
     We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Our customers typically purchase products from us pursuant to purchase orders and typically do not enter into long-term purchase agreements or arrangements with us. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising prices for metal, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers immediately. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we sell this existing inventory, the effects of changing metal prices could adversely affect our operating results.
Our business could be adversely affected by economic downturns.
     Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operations. The U.S. economy technically entered an economic recession in December 2007 and the economic recession spread to many global markets in 2008. Beginning in the 2008 fourth quarter and throughout 2009, the metals industry, including service centers and Reliance, felt the effects of the recession. Both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. Although demand and pricing levels stabilized somewhat during the second half of 2009, demand for our products continues to be at low levels. We have little visibility as to the duration of the economic downturn, which may cause our financial condition to worsen from current levels and may continue to threaten the financial viability of our customers and their ability to pay us.
The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased both its consumption and production of metals and metal products. Initially, China’s large and growing demand for metals significantly affected the metals industry by diverting supply to China and contributing to the global increases in metal prices. With China’s increased production of metals, it has become a significant buyer of natural resources and a net exporter of certain metals. While these developments can affect global pricing, China has not yet had a significant impact on U.S. pricing or the pricing for our products. Future changes in China’s general economic conditions or in its production or export of metals could cause fluctuations in metal prices globally, which could adversely affect our revenues, gross profit and net income. Due to the recent global recession, U.S. mills have significantly reduced their production capacities by idling production lines in an effort to more closely match supply with current demand. Domestic carbon steel mills were operating at less than 50% of capacity in early 2009, which we believe supported pricing levels well above pricing levels that would have developed if capacity had not been reduced. Since mid-year 2009, mill capacity rates have increased to about 70% by the end of 2009 led mainly by increased demand for flat-rolled products by the auto industry. Pricing for most products has experienced modest increases since mid-year 2009 mostly driven by increasing raw material costs as opposed to demand. However, if mills continue to increase production without a corresponding increase in demand, prices may decline. Global mills, including those in China, may react more irrationally than domestic mills.
     Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. A decline in the dollar relative to foreign currencies may result in increased prices for metals and metal products in the United States and reduce the amount of metal imported into the U.S. as imported metals become relatively more expensive. If the value of the dollar improves relative to foreign currencies, this may result in increased metal being imported into the U.S. that may pressure existing domestic prices for metal. In addition, when prices for metal products in the U.S. are lower than in foreign markets, metals may be sold in the foreign markets rather than in the U.S., reducing the availability of metal products in the U.S., which may allow the domestic mills to increase their prices.
We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers’ specific industries could negatively impact our revenues, gross profit and net income.
     The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. For example, the recent economic recession significantly impacted our revenue levels due to both demand and pricing level deterioration beginning in the 2008 fourth quarter and through the first half of 2009. This deterioration also impacted our gross profit and net income levels as we had to lower our selling prices to our customers faster than we received lower cost metal into our inventory. Our inventory costs are currently in line with our replacement costs, allowing us to improve our gross profit margins to more normal historical levels in the second half of 2009. However, if either demand or pricing were to decline further, this could further reduce our revenues, gross profit and net income.
     We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy and transportation industries, including aerospace. Although many of our direct sales are to sub-contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times or if there is a limited availability of products through allocation by the mills or otherwise, we may not have sufficient inventory to be able to provide products desired by our customers on a timely basis. In addition, if we are not able to diversify our customer base and/or increase sales of products to customers in other industries when one or more of the cyclical industries that we serve are experiencing a decline, our revenues, gross profit and net income may be adversely affected.
We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our revenues, gross profit and net income may decline.
     We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. Accordingly, these competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income. The significantly lower demand levels during 2009 have escalated competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. These competitive pressures could continue to increase as demand and pricing remain at low levels or fall further. Any increased competitive pressure could cause our revenues, gross profit and net income to decline further.
If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.
     We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Dependence on foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us. There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if the current economic downturn continues. Lower metal prices and lower demand levels caused certain mills to reduce their production capacity and, in many cases, to operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.
We rely upon our suppliers as to the specifications of the metals we purchase from them.
     We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals. We rely on our customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. Although our primary sources of products have been domestic mills, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.
If we do not successfully implement our acquisition growth strategy, our ability to grow our business could be impaired.
     We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we are unlikely to sustain our historical growth rates, and, if we cannot successfully integrate these businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition. In September 2009, we amended our $1.1 billion credit facility mainly to adjust certain financial covenants through June 30, 2010. The amendment also includes certain restrictions on our uses of cash for acquisitions, among other things. Through June 30, 2010, we are limited to cash consideration for an acquisition of one times our latest twelve months EBITDA. This restriction could prevent us from completing certain large acquisitions that are attractive to us, or could increase the cost of the acquisition if we are required to obtain a waiver or further amendment from our bank group to approve the acquisition.
     Because of the recent economic downturn and uncertainty regarding the timing and extent of the eventual recovery, it may be difficult to reach agreement with potential sellers on the appropriate valuation of target companies, which may delay or cancel potential acquisitions.
Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
     Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 40 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and, although we placed acquisitions on hold in 2009 because of the poor economic climate, we expect to continue to grow our business through acquisitions. Risks we may encounter in acquisitions include:
•	the acquired company may not further our business strategy, or we may pay more than it is worth;

•	the acquired company may not perform as anticipated, which could result in an impairment charge or otherwise impact our results of operations;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

•	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margins to decline;

•	our relationship with current and new employees, customers and suppliers could be impaired;

•	our due diligence process may fail to identify risks that could negatively impact our financial condition;

•	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, tax positions and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our management’s attention may be diverted by transition or integration issues; and

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.
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
     Because of our decentralized operating style, we depend on the efforts of our senior management, including our chairman and chief executive officer, David H. Hannah, our president and chief operating officer, Gregg J. Mollins, and our executive vice president and chief financial officer, Karla Lewis, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our profitability and in times of reduced profitability this may cause our employees to seek employment opportunities that provide a more stable compensation structure. In addition, our senior management and key operating employees hold stock options that have vested and may also hold common stock in our employee stock ownership plan. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.
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
Proposed legislation aimed at regulating and taxing carbon emissions may impact both the prices we pay for materials and the volume of business from our customers involved in fossil fuel exploration.
     We purchase large quantities of metal from mills whose production costs may increase because of proposed increases in taxation on carbon emissions as a byproduct of the milling process. Such regulation, if passed, may consequently result in higher prices charged to us by the mills for most every type of metal that we sell. The price that we pay for utilities such as electricity to run our warehouse equipment and fuel to run our delivery trucks and forklifts may rise as well due to increased taxation on the companies who produce and supply these commodities. We may not be able to fully pass on these costs to our customers without a resulting decline in order volumes, which may adversely impact our profits.
     Carbon-related regulation may also negatively impact domestic exploration efforts. Should such a reduction in domestic exploration occur, we would expect to see a resulting slow down in sales to our energy end market in general, thus negatively impacting our revenues, gross profit and net income.
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
     We have contracted with third-party service providers that provide us with backup systems in the event that our major information management systems are damaged. The backup facilities and other protective measures we take could prove to be inadequate.
The value of your investment may be subject to sudden decreases due to the potential volatility of the price of our common stock.
     The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations and our leverage position, as well as a general economic downturn.

During the last two years our stock price was extremely volatile reaching an all-time high of $78 per share in July 2008 and then declining to $13 per share in November 2008. Other factors may include matters discussed in other risk factors and the following factors:
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or changes in estimates that we provide in our quarterly earnings release and conference call;

•	developments affecting our Company, our customers or our suppliers;

•	changes in the legal or regulatory environment affecting our business;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	a decline in our credit rating by the rating agencies;

•	the operating and stock performance of other companies that investors may deem comparable;

•	sales of our common stock by large shareholders or insiders;

•	general domestic or international economic, market and political conditions.
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
     Periodically, we have one or more shareholders that control 5% or more of the outstanding shares of our common stock. Individually or together, they may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, these shareholders may be influenced by interests that conflict with yours.
We have implemented anti-takeover provisions that may adversely impact your rights as a holder of Reliance common stock.
     Certain provisions in our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring Reliance, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our restated articles of incorporation and amended and restated bylaws (1) impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings and (2) establish a staggered or classified board of directors. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. In addition, our credit facility and the provisions of our senior private notes and debt securities contain limitations on our ability to enter into change of control transactions.
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
     The notes and the guarantees are unsecured obligations, ranking equally with other senior unsecured indebtedness. The indenture governing the notes, as well as our credit facility and private placement notes, permit us and the subsidiary guarantors to incur additional secured or unsecured debt under specified circumstances. If we or the subsidiary guarantors incur additional secured debt, our assets and the assets of the subsidiary guarantors securing such debt will be subject to prior claims by our secured creditors. In the event of bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up of either Reliance or any of the subsidiary guarantors, assets that secure debt will be available to pay obligations on the notes and guarantees only after all debt secured by those assets has been repaid in full. Holders of the notes will participate in any remaining assets ratably with all of the respective unsecured and unsubordinated creditors of Reliance and the subsidiary guarantors, including trade creditors. If Reliance or any of the subsidiary guarantors incurs any additional unsecured obligations that rank equally with the notes, including trade payables, the holders of those obligations will be entitled to share ratably with the holders of the notes in any proceeds distributed as a result of bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up. If we do not have sufficient assets to pay all creditors of these entities, a portion of the notes outstanding would remain unpaid.
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
     We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2009, Reliance and the subsidiary guarantors accounted for approximately $4.03 billion, or 93%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $5.10 billion, or 96%, of our total consolidated revenues for the year ended December 31, 2009. If Reliance expands its international presence at a greater pace than it expands its U.S. presence, a smaller percentage of its consolidated assets may be subject to the guarantee obligations.
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
     We will be required to offer to repurchase certain outstanding senior notes upon the occurrence of a change of control repurchase event as defined in the indenture dated November 20, 2006 (see Exhibit 4.01 included in this Annual Report on Form 10-K). We may not have sufficient funds to repurchase the notes in cash at such time or have the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Under the terms of our credit facility, we are prohibited from repurchasing the notes if we are in default under such credit facility.
Ratings of our notes may change and affect the market price and marketability of the notes.
     The notes are rated by Moody’s Investors Service Inc. and Standard & Poor’s. Such ratings are limited in scope, and do not address all material risks relating to an investment in the notes, but rather reflect only the view of each rating agency at the time the rating is issued and subsequently updated or affirmed. An explanation of the significance of such rating may be obtained from such rating agency. There is no assurance that our current credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions. Holders of our notes have no recourse against us or any other parties in the event of a change in or suspension or withdrawal of such ratings. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market price or marketability of the notes. In addition, any decline in the ratings of the notes may make it more difficult for us to raise capital on acceptable terms.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2009, we maintained more than 200 metals service center processing and distribution facilities in 38 states, and in Belgium, Canada, China, Mexico, Singapore, South Korea and the United Kingdom, a sales office in France, and our corporate headquarters. We are in the process of building additional facilities, including a metals service center in Malaysia that is expected to begin operations in the 2010 second quarter. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 60% of capacity based upon a 24-hour seven-day week, with each location averaging about two shifts operating at full capacity for a five-day work week. During 2009, however, we had many employees working reduced hours or locations running at reduced shifts in response to low demand levels, which lowered our capacity utilization to about 50%.
     We lease 128 of our processing and distribution facilities with total square footage of approximately 9.2 million. Total square footage on all company-owned properties is approximately 14.1 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. The leases expire at various times through 2031 and the aggregate monthly rent amount is approximately $3.1 million.
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

	2009		2008
	High	Low	High	Low
First Quarter	$29.07	$18.72	$61.07	$44.50
Second Quarter	$43.10	$28.05	$77.09	$59.78
Third Quarter	$43.80	$33.71	$78.11	$36.26
Fourth Quarter	$45.42	$36.42	$36.78	$12.63
     As of February 17, 2010, there were 283 record holders of our common stock. We have paid quarterly cash dividends on our common stock for 50 years. In February 2007, the regular quarterly dividend was increased 33% from $.06 to $.08 per share of common stock. In February 2008 the Board again increased the quarterly dividend amount 25% from $.08 to $.10 per share of common stock. Our Board of Directors has increased the quarterly dividend rate on a periodic basis. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. In September 2009, we amended our credit facility resulting in certain restrictions on the amount of dividends that we may pay to our shareholders through June 30, 2010. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.
     We had no repurchases of our common stock in 2009. In January 2008, we repurchased approximately 2,443,500 shares of our common stock at an average cost per share of $46.97. Since initiating the Stock Repurchase Plan in 1994 we have purchased approximately 15,200,000 shares at an average cost of $18.41 per share. As of December 31, 2009 we had authorization to purchase an additional 7,883,033 shares under our existing Repurchase Plan.
     The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2009, we have paid between 5% and 25% of earnings to our shareholders as dividends. The wide range is due mainly to volatility of our earnings over this period more than volatility of our dividend rate. In 2009, our dividend payments represented 20% of earnings due to the low earnings in 2009 as a result of the poor economic conditions.
     The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/21/09	12/4/09	1/6/10	$.10 per share
7/22/09	8/21/09	9/14/09	$.10 per share
4/21/09	6/1/09	6/22/09	$.10 per share
2/18/09	3/6/09	3/27/09	$.10 per share
10/15/08	12/5/08	1/5/09	$.10 per share
7/16/08	8/22/08	9/12/08	$.10 per share
4/16/08	6/2/08	6/23/08	$.10 per share
2/13/08	3/7/08	3/28/08	$.10 per share
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

Number of Shares	Exercise Price	Date of Exercise
3,750	$17.16	7/28/09
     Restricted shares of common stock were also issued as bonuses under the Key-Man Incentive Plan, which we have maintained since 1965. The recipients of the restricted stock are fully vested in the shares on the date of the grant; however, they are restricted from trading the shares for a period of two years from the date of the grant. There were no proceeds received from the restricted stock granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
10,360	$24.86	2/23/09
5,052	$56.04	3/3/08
     We also have securities authorized for issuance under our Amended and Restated Stock Option and Restricted Stock Plan (the “2004 Plan”) and the EMJ incentive stock option plan (the “EMJ Plan”). For a description of securities authorized for issuance under these equity compensation plans and the Directors’ Stock Option Plan, see Note 10 to the consolidated financial statements.
Stock Performance Graph
     The following graph compares the performance of our Common Stock with that of the S&P 500, the Russell 2000 and the peer group that we selected for the five-year period from December 31, 2004 through December 31, 2009. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2004 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2009, the peer group consisted of Olympic Steel Inc. and Gibraltar Industries, Inc., each of which has securities listed for trading on NASDAQ; A.M. Castle & Co. and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange; and Russell Metals Inc., which has securities listed for trading on the Toronto Stock Exchange (collectively, “Peer Group”). The returns of each member of the peer group are weighted according to that member’s stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co., The S&P 500 Index,
The Russell 2000 Index, and a Peer Group

	2004	2005	2006	2007	2008	2009
Reliance Steel & Aluminum Co.	100.00	158.14	205.00	283.91	105.59	231.67
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Peer Group	100.00	115.95	124.04	128.84	82.28	104.25

Item 6. Selected Financial Data.
     We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2009 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Income Statement Data:
Net sales	$5,318,132	$8,718,844	$7,255,679	$5,742,608	$3,367,051
Cost of sales (exclusive of depreciation and amortization expenses included in operating expenses)	3,918,611	6,556,748	5,418,161	4,231,386	2,449,000

Gross profit (1)	1,399,521	2,162,096	1,837,518	1,511,222	918,051
Operating expenses (2)	1,149,129	1,309,125	1,114,012	883,860	554,536

Operating income	250,392	852,971	723,506	627,362	363,515
Other income (expense):
Interest expense	(67,523)	(82,575)	(78,710)	(61,692)	(25,222)
Other income (expense), net	12,624	(3,840)	9,931	5,768	3,671

Income before income taxes	195,493	766,556	654,727	571,438	341,964
Provision for income taxes	46,317	282,921	246,438	216,625	127,775

Net income	149,176	483,635	408,289	354,813	214,189
Less: Net income attributable to noncontrolling interests (3)	1,018	858	334	306	8,752

Net income attributable to Reliance	$148,158	$482,777	$407,955	$354,507	$205,437

Earnings per Share:
Net income per share attributable to Reliance shareholders — diluted (4)	$2.01	$6.56	$5.36	$4.82	$3.10
Net income per share attributable to Reliance shareholders — basic (4)	$2.02	$6.60	$5.39	$4.85	$3.12
Weighted average common shares outstanding — diluted (4)	73,702	73,598	76,065	73,600	66,195
Weighted average common shares outstanding — basic (4)	73,446	73,102	75,623	73,134	65,870

Other Data:
Cash flow from operations	$942,996	$664,684	$638,964	$190,964	$272,219
Capital expenditures	69,901	151,890	124,127	108,742	53,740
Cash dividends per share (4)	.40	.40	.32	.22	.19

Balance Sheet Data (December 31):
Working capital	$973,335	$1,652,207	$1,121,539	$1,124,650	$513,529
Total assets	4,306,777	5,195,485	3,983,477	3,614,173	1,769,070
Long-term debt (5)	852,557	1,675,565	1,013,260	1,088,051	306,790
Reliance shareholders’ equity	2,606,432	2,431,436	2,106,249	1,746,398	1,029,865

(1)	Gross profit, calculated as Net sales less Cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our Cost of sales. Therefore, our Cost of sales is primarily comprised of the cost of the material we sell. The Company uses Gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in Gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation expense and amortization expense.

(3)	The portion of American Steel’s earnings attributable to our former 49.5% partner is included in noncontrolling interest for the year ended December 31, 2005. On January 3, 2006 we acquired our former partner’s interest, increasing our ownership to 100%.

(4)	All share information has been retrospectively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was effective July 19, 2006.

(5)	Includes the long-term portion of capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     2009 marked Reliance’s seventieth year as a metals service center company and fifteenth year as an NYSE-listed public company. 2009 also marked what we consider to be the most difficult operating environment that our company has ever experienced and also, we believe, the worst in our industry for at least the last seventy years. Typically we focus on maximizing profitability of our existing businesses and continued profitable growth through both acquisitions and internal initiatives. During 2009 we shifted our focus to maximizing liquidity, mainly by reducing inventory levels and using the cash to pay down debt. In addition to significant uncertainty regarding the extent of the downturn on our business levels in 2009, financial markets were unstable creating uncertainty as to continued credit availability for us, our customers and our suppliers. We were successful in our efforts as we generated record cash flow from operations of $943 million in 2009 and paid down approximately $830 million of debt, providing us with ample liquidity not only to survive the recession, but to emerge as a financially stronger and leaner company. In 2009 we once again outperformed our peers with pre-tax income of $195 million.
     Due to our focus on debt reduction, we suspended acquisition activity during 2009. However, we do not believe that we missed any opportunities that fit our acquisition criteria during this period and we are now well positioned to execute our acquisition strategy as opportunities arise. We believe there may be opportunities to acquire companies in our industry that are attractive to us beginning in the second half of 2010. We continued our internal growth activities during 2009 with $70 million of capital expenditures that included opening service centers in new geographic areas as well as expanding or enhancing existing facilities and equipment. We also took advantage of opportunities to expand our customer base arising from certain actions of other service centers in 2009.
     The U.S. economy technically entered an economic recession in December 2007, which quickly spread to the global economy. Our 2008 business activity and profitability continued at record levels until November 2008, which was later than many other companies felt the severe impact of the downturn. We believe our strategic product, geographic and customer diversity somewhat delayed the effects of the downturn on our financial results, especially with our minimal exposure to the auto and residential construction markets. However, we were not immune. Significant and rapid declines in both prices and demand for our products began in the 2008 fourth quarter and continued through the 2009 first half. We were deeply affected in the 2009 second quarter mainly due to steep price reductions for carbon steel products sold primarily to the non-residential construction market, which represents about one-third of our business. Further, we had completed our largest acquisition to-date (based on transaction value) on August 1, 2008. This acquisition increased our debt by $1.1 billion and also intensified the effect of the unprecedented declines in inventory values and demand as our newly-acquired subsidiary historically carried higher levels of inventory than Reliance, mainly of carbon steel products.
     Steel producers reacted to the downturn in demand by reducing production capacity to less than 50% in order to somewhat maintain pricing levels. Although prices for most metal products, and especially carbon steel products, declined significantly during this period, without the discipline exercised by the mills we believe prices may have fallen much lower than they did, resulting in an even greater negative impact on the financial results of Reliance and the metals industry in general. Domestic pricing levels were also supported because of relatively low imports into the U.S. during 2009 due to the weak dollar.
     Service centers, including Reliance, went into a destocking mode, trying to convert inventory to cash. Because demand was falling as fast as pricing, service centers were chasing the price down, sometimes selling product at a loss in a very competitive market. This significantly reduced our gross profit margins. Both demand and pricing began to stabilize somewhat, albeit at low levels, late in the 2009 second quarter. In the 2009 third quarter, mill prices began to increase and we began purchasing more metal from mills as our inventory levels better matched our shipment levels. This better aligned our inventory costs with current replacement cost, allowing us to focus on improving our gross profit margins rather than chasing business to maximize cash flow. The third quarter carbon steel price increases were mainly driven by improved auto demand, which caused some domestic mills to restart production that then increased supply and pressured pricing in the 2009 fourth quarter. However, raw material costs then began to increase and the mills announced price increases for the 2010 first quarter, which helped to maintain our selling prices and improve our gross profit margins in the fourth quarter.

     Beginning in the 2008 fourth quarter, we began to aggressively reduce our operating costs. Our most significant operating expense is personnel costs and in reaction to reduced activity levels we have reduced our workforce by 22% since September 2008. We believe that we are quick to react to changes in business conditions and that our response to such changes allows us to operate efficiently and profitably even in less favorable economies.
     We generated record cash flow from operations of $943 million in 2009. As of December 31, 2009, our net debt-to-total capital ratio was down to 25.6% from 41.4% at December 31, 2008. In 2009 we repaid $831.2 million of debt and had only $115 million borrowed on our $1.1 billion credit facility at December 31, 2009. In September 2009 we amended our credit facility mainly to provide relief under our interest coverage ratio covenant and also extended $1.02 billion of our commitments to November 2012 from November 2011. From now through November 2012, we have $147.1 million of scheduled debt maturities. We expect to fund these obligations with our cash flow from operations and availability on our credit facility.
     We believe our consistent focus on cost controls and inventory turnover and our product, customer and geographic diversification allowed us to weather the recent economic crisis better than most of our competitors and that this will provide longer-term growth opportunities for us.
     We expect to further grow the Company in 2010 both through accretive acquisitions, if available, and internal growth opportunities that enhance our product, geographic and customer diversity. We believe the somewhat improved business climate and credit markets should result in acquisition opportunities that are attractive to us beginning later in the year. We will evaluate these opportunities and pursue those that meet our disciplined acquisition criteria. Our 2010 capital expenditure budget is $140 million, a good portion of which will be invested in new or expanded facilities and state-of-the art equipment that will allow us to continue to provide superior customer service and the highest quality of processed metals to our existing customers as well as to expand our market share.
     Demand for us has improved in January and February 2010 over the second half of 2009 and we expect that demand overall will recover slowly as the year progresses. We expect prices to remain at or near current levels at least through the 2010 first quarter and believe that there must be a meaningful improvement in demand before we will see any material improvements in pricing. With demand and pricing at relatively stable levels, we will again focus on servicing our customers in a manner that allows us to maximize profitability. We expect our gross profit margins to be in a range of 25% to 27%, consistent with our historical results over the past ten years. Further declines in demand or pricing for our products could further reduce our gross profit margins.
     Customer demand can have a significant impact on our results of operations. When volume increases our revenue dollars increase, which then contributes to increased gross profit dollars. Variable costs may also increase with volume including increases in our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce certain variable expenses when volumes decline, but we cannot easily reduce our fixed costs.
     Pricing for our products can have a more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increases. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. Because changes in pricing do not require us to adjust our expense structure other than for profit-based compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes.
     In addition, when volume or pricing increases, our working capital requirements typically increase, which may require us to increase our outstanding debt. This could increase our interest expense. When our customer demand falls, we can typically generate stronger levels of cash flow from operations as our working capital needs decrease.
2008 Acquisitions
     On September 17, 2008, through our newly-formed Singapore company Reliance Metalcenter Asia Pacific, Pte, Ltd. (“RMAP”), we acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. We entered this market primarily to support existing U.S. customers that moved to or expanded their operations in Asia. Net sales of RMAP for the year ended December 31, 2009 and during the period from September 17, 2008 through December 31, 2008 were approximately $3.0 million and $1.0 million, respectively.

     On August 1, 2008, we acquired all of the outstanding capital stock of PNA Group Holding Corporation, a Delaware corporation (“PNA”), for a total transaction value of approximately $1.10 billion. We funded the acquisition with proceeds from a new $500 million senior unsecured term loan and borrowings under our existing $1.1 billion syndicated revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. We operate PNA as six distinct businesses that process and distribute primarily carbon steel plate, bar, structural and flat-rolled products with 21 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the year ended December 31, 2009 and the five months ended December 31, 2008 were approximately $1.01 billion and $887.6 million, respectively.
     Effective April 1, 2008, through our subsidiary Service Steel Aerospace Corp., we acquired the business of Dynamic Metals International, LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. This strategic acquisition expanded Reliance’s existing Service Steel Aerospace specialty product offerings in the Northeastern area of the U.S. The all cash purchase price was funded with borrowings on our revolving credit facility. Dynamic’s net sales for the year ended December 31, 2009 and the nine months ended December 31, 2008 were approximately $9.6 million and $8.7 million, respectively.
Internal Growth Activities
     Despite the continued deterioration of the economy in 2009, we maintained our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $69.9 million. We continued to expand our geographic presence in 2009 with Phoenix Metals Company opening a new location in Richmond, Virginia, Earle M. Jorgensen Company starting construction on a new facility in Nusajaya, Malaysia, which is scheduled to open in 2010, and Chatham Steel Corporation buying land for a new facility to be built in Ironton, Ohio. Operations in existing markets were also expanded during 2009, with PDM Steel Service Centers moving into a newly constructed, larger and more efficient facility in Las Vegas, Nevada and Precision Strip expanding and improving an existing facility in Kenton, Ohio. During 2009 we also consolidated and closed a few small operations that did not impact our ability to service our customers. We expect to continue to expand our existing operations in 2010, with new facilities planned, or currently under construction, for Yarde Metals in Limerick, Pennsylvania, Reliance Metals Canada in Edmonton, Alberta, Canada, and Earle M. Jorgensen in Orlando, Florida and Memphis, Tennessee. Our 2010 capital expenditure budget is $140 million.
Results of Operations
     The following table sets forth certain income statement data for each of the three years ended December 31 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2009		2008		2007
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$5,318,132	100.0%	$8,718,844	100.0%	$7,255,679	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	3,918,611	73.7	6,556,748	75.2	5,418,161	74.7

Gross profit (1)	1,399,521	26.3	2,162,096	24.8	1,837,518	25.3

S,G&A expenses	1,030,245	19.4	1,211,201	13.9	1,034,139	14.3

Depreciation expense	89,068	1.7	78,853	0.9	67,866	0.9

Amortization expense	29,816	0.6	19,071	0.2	12,007	0.2

Operating income	$250,392	4.7%	$852,971	9.8%	$723,506	10.0%

(1)	Gross profit, calculated as Net sales less Cost of sales, and Gross profit margin, calculated as Gross profit divided by Net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our Cost of sales. Therefore, our Cost of sales is primarily comprised of the cost of the material we sell. The Company uses Gross profit and Gross profit margin as shown above as measures of operating performance. Gross profit and Gross profit margin are important operating and financial measures, as fluctuations in our Gross profit margin can have a significant impact on our earnings. Gross profit and Gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Net Sales. Our 2009 annual consolidated sales of $5.32 billion were down 39.0% from 2008, with a 15.4% decrease in tons sold and a 27.5% decrease in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip, Inc. and Feralloy Corporation.) Our sales for 2009 and 2008 included $1.01 billion and $887.6 million, respectively, from the PNA companies that we acquired on August 1, 2008.
     Our average selling prices during 2009 have declined mainly because of the significant mill price reductions for most products that we sell compared to 2008. Prices for most carbon steel products were rising significantly during the first half of 2008 and reached record levels in July 2008. Subsequently, prices fell rapidly beginning in the 2008 fourth quarter and continued to decline through the first half of 2009. In the 2009 second half there were modest increases in mill prices for certain products. Our diverse product mix somewhat tempered the effect of the carbon and stainless steel price declines, as aluminum products made up about 18.0% of our 2009 sales, and our average selling price for aluminum products was down only 11.5% in 2009 compared to 2008.
     Same-store sales, which exclude the sales of our 2008 acquisitions, were $4.30 billion in 2009, down 45.1% from 2008, with a 31.9% decrease in our tons sold and an 18.8% decrease in our average selling price per ton sold. The decline in our same-store tons sold was due to the lower demand in all markets that we sell to, mainly because of the global economic recession that significantly impacted our business activity beginning in the 2008 fourth quarter. According to the Metals Service Center Institute, tons sold in 2009 were down approximately 37% for the metals service center industry in North America compared to 2008.
     The decline in the same-store average selling price per ton sold of 18.8% was lower than the 27.5% for the entire company mainly due to a change in our product mix towards a higher proportion of carbon steel products resulting from the acquisition of PNA. Since carbon steel products typically have lower selling prices than other products that we sell and were most impacted during 2009, they contributed to the relatively higher reduction in our consolidated average selling price per ton sold.
     Cost of Sales. Our total cost of sales decreased 40.2% in 2009 to $3.92 billion compared to $6.56 billion in 2008. The decrease in cost of sales in 2009 compared to 2008 is due to decreases in tons sold resulting from the global economic recession along with decreases in mill prices, which impact our costs, that began in the 2008 fourth quarter and continued to decline through the first half of 2009. Our cost per ton sold decreased 29.7%, relatively consistent with the decrease in our average selling price per ton sold of 27.5%.
     Also, our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income of $305.0 million in 2009 compared to a charge, or expense of $109.2 million in 2008. The LIFO credit or income that we recorded in 2009 was the result of significant decreases in our inventory costs at year-end 2009 as compared to year-end 2008 levels, especially for carbon steel products. Our LIFO reserve as of December 31, 2009 and 2008 was $82.8 million and $387.8 million, respectively.
     Gross Profit. Total gross profit decreased 35.3% to $1.40 billion for 2009, compared to $2.16 billion in 2008. Our gross profit as a percentage of sales in 2009 was 26.3% compared to 24.8% in 2008.
     During the first half of 2009, we were selling higher cost inventory into a declining price market that significantly reduced our gross profit margins. Beginning in the 2009 third quarter, mill prices began to increase and we began purchasing more metal from mills as our inventory levels better matched our shipment levels. This better aligned our inventory costs with current replacement costs resulting in improved gross profit margins. Our LIFO reserve adjustment was income, or a credit, to cost of sales in 2009, compared to expense, or a charge, in 2008 which also impacted our gross profit margins. See “Cost of Sales” above for discussion of our LIFO reserve adjustments.
     Our 2009 and 2008 gross profit margins were also impacted by our acquisition of PNA on August 1, 2008. The PNA companies have historically operated at lower gross profit levels than the Reliance companies. The PNA companies have also historically carried higher levels of inventory than the Reliance companies, which further pressured their gross profit margins during 2009 as it took the PNA companies longer to reduce their high cost inventory and replace it with inventory at current replacement cost. We expect to improve the margins of the PNA companies to levels more consistent with Reliance’s historical levels as demand and pricing improve.

     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2009 decreased $181.0 million, or 14.9%, from 2008 and were 19.4% as a percentage of sales, up from 13.9% in 2008. On a same-store basis, our 2009 expenses decreased $247.8 million, or 22.2% from 2008 primarily due to lower compensation expense levels. Our 2009 expenses as a percent of sales increased substantially because of our lower sales compared to 2008.
     Our cost structure is highly variable, with about 60% of our expenses being personnel-related. In 2009, we reduced our workforce by approximately 1,700 employees, or 16.2%, with most reductions occurring in the first half of the year. Since September 30, 2008, we have reduced our workforce by approximately 2,500 employees, or 21.9%. In addition to the headcount reductions, we have many employees working reduced hours resulting in additional savings. Furthermore, throughout our workforce, employees have a significant portion of compensation tied to profitability. Because of the lower profitability levels in 2009 our compensation expense has declined. Additionally, our 2009 expenses include $18.8 million related to potentially uncollectible accounts receivable, an increase of $12.7 million from 2008. In 2009, we wrote-off $19.6 million of customer receivables as uncollectible, an increase of $11.6 million compared to 2008. Our allowance for uncollectible accounts at December 31, 2009 was $21.3 million. Although we anticipate some further receivable write-offs, we believe that our allowance is adequate to absorb any such losses.
     Depreciation and amortization expense for 2009 of $118.9 million increased 21.4% from 2008. The increase was mainly due to our 2008 acquisition of PNA and due to depreciation of our 2009 capital expenditures.
     Operating Income. Operating income was $250.4 million in 2009, resulting in an operating profit margin of 4.7%, compared to 2008 operating income of $853.0 million and an operating profit margin of 9.8%. The lower sales amounts in 2009 have significantly reduced our operating income.
     Other Income and Expense. Interest expense was $67.5 million, a decrease of $15.1 million from $82.6 million in 2008. Although we significantly increased our borrowings for the $1.1 billion purchase of PNA in August 2008, we were able to quickly reduce our debt level because of our strong cash flows over the past fifteen months as we aggressively reduced our working capital levels. Other income (expense), net was income of $12.6 million in 2009 compared to expense of $3.8 million in 2008, a net increase in income of $16.5 million. Higher interest and dividend income on company-owned life insurance policies as well as related policy redemption gains resulted in $8.8 million higher income from life-insurance policies in 2009 compared to 2008. Also, 2008 results were impacted with foreign currency transaction losses of approximately $6.0 million.
     Income Tax Rate. Our 2009 effective income tax rate was 23.7% compared to 36.9% for 2008. The decrease in our effective rate is mainly due to the same type of permanent items having a much greater impact on our effective rate in 2009 as a result of lower income levels and due to the favorable resolution of certain tax matters in 2009.
     Net Income. Net income attributable to Reliance in 2009 was $148.2 million compared to $482.8 million in 2008. The decrease was primarily due to the lower sales, gross profit and operating income dollars generated as a result of the global economic recession.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Net Sales. Our 2008 annual consolidated sales of $8.72 billion were our highest ever, up 20.2% from 2007, with an 11.8% increase in tons sold and an 8.2% increase in our average selling price per ton sold. Our 2008 acquisition of PNA on August 1, 2008, contributed significantly to the increase in our 2008 sales levels.
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
     As previously discussed, mill pricing for carbon steel products increased rapidly in the first half of 2008, almost doubling during that period. We were able to pass these increases on to our customers through increased selling prices during that time, causing a significant increase in our 2008 average selling price per ton sold over 2007 levels. Then, beginning in October 2008, carbon steel prices came spiraling down, ending the year at a level approximately where they started the year. The decreases occurred in a more compressed time period than the increases, which, when combined with the demand deterioration, caused significant competitive pressures that caused us to reduce our selling prices faster than our costs were declining.

     In addition, our 2008 average selling price was impacted by the change in product mix resulting from our acquisition of PNA, with carbon steel products representing 55.3% of our total 2008 sales, compared to 45.8% in 2007. Because carbon steel product prices are generally lower than aluminum, alloy and stainless steel prices, the increase in our consolidated average selling price in 2008 was substantially less than the increase in our same-store average selling price.
     Cost of Sales. Our total cost of sales increased 21.0% in 2008 to $6.56 billion compared to $5.42 billion in 2007. The increase in cost of sales in 2008 compared to 2007 is due to the PNA acquisition in August 2008 and higher metal costs. Our cost per ton sold increased approximately 8.6%, relatively consistent with the change in our average selling price per ton sold.
     Furthermore, our LIFO reserve adjustment was significantly larger in 2008 than in 2007. Our year-end LIFO reserve adjustment resulted in expense of $109.2 million during 2008, compared to $43.8 million in 2007. The significant increases in carbon steel prices in 2008 as compared to year-end 2007 levels resulted in net LIFO expense for the year.
     Gross Profit. Our total gross profit of $2.16 billion, up 17.7% from 2007, increased mainly because of our higher net sales level in 2008. Our gross profit as a percentage of sales was 24.8% in 2008, down from 25.3% in 2007. The mill pricing volatility experienced in 2008 was the primary driver of our gross profit margins. During the first half of 2008 when the mills were announcing significant price increases for carbon steel products, we were able to increase our selling prices to our customers before we received the higher cost metal in our inventory, which allowed us to expand our gross profit margins in that period. However, when the mills rapidly reduced prices beginning in October 2008, we had to significantly reduce our selling prices to remain competitive. Service centers went into an inventory destocking mode, attempting to clean out higher cost inventory and replace it with lower cost inventory. Doing this in an environment of rapidly deteriorating customer demand caused extreme competitive pressure in the industry that had a very negative impact on our gross profit margin, especially as we were also in a destocking mode.
     Our 2008 gross profit margin was also impacted by our acquisition of PNA on August 1st. Excluding the PNA companies from our 2008 results would have resulted in a gross profit margin of 26.0%.
     Expenses. S,G&A expenses for 2008 increased $177.1 million, or 17.1% from 2007 mainly due to our 2007 and 2008 acquisitions and general cost increases. The expenses as a percent of sales in 2008 were 13.9%, lower than the 2007 period. The overall increase in average carbon steel pricing in 2008 helped to lower the ratio of our expenses as a percent of sales. Also, the acquisition of the PNA companies favorably impacted our SG&A expenses as a percentage of sales as they have historically operated at lower operating expense levels than the Reliance companies. During the 2008 fourth quarter we reduced our workforce by about 7.0% in addition to other personnel cost saving actions in reaction to the deteriorating business activity levels in our industry.
     Depreciation expense increased $11.0 million in 2008 mainly because of our 2007 and 2008 acquisitions, along with depreciation expense of our 2008 capital expenditures. Amortization expense increased $7.1 million, or 58.8%, because of the amortization of our intangibles from our 2007 and 2008 acquisitions.
     Operating Income. Operating income was $853.0 million in 2008, resulting in an operating profit margin of 9.8%, compared to 2007 operating income of $723.5 million and an operating profit margin of 10.0%. The increased profit is mainly due to higher gross profit dollars resulting from increased sales levels; however, our operating income margins deteriorated because of our lower gross profit margins in 2008. Our operating income reflects the strong environment for pricing that existed during most of 2008 and our ability to take advantage of this environment, along with the effect of the deteriorating business climate in our 2008 fourth quarter results.
     Other Income and Expense. Interest expense was $82.6 million in 2008 compared to $78.7 million in 2007. The increase is mainly due to borrowings to fund our $1.10 billion acquisition of PNA on August 1, 2008 offset by lower interest rates during 2008.
     Income Tax Rate. Our 2008 effective income tax rate was 36.9% compared to 37.7% for 2007. The decrease in our effective rate was mainly due to a lower state rate because of the PNA acquisition that shifted a portion of our taxable income to states with lower rates.
     Net Income. Net income attributable to Reliance in 2008 was $482.8 million compared to $408.0 million during 2007. The increase was primarily due to higher gross profit and operating income dollars generated from the higher commodity prices during 2008 as well as the impact of our 2008 acquisitions.

Liquidity and Capital Resources
Operating Activities
     At December 31, 2009, our working capital was $973.3 million, down from $1.65 billion as of December 31, 2008. In 2009, we continued to significantly reduce our working capital and generated $943.0 million of cash flow from operations, compared to $664.7 million in 2008, with $549.3 million of this amount generated in the 2008 fourth quarter. In the environment of declining demand and pricing that we experienced from November 2008 through most of 2009, working capital needs decreased significantly. The majority of our $943.0 million of cash flow generated from operations came from working capital reductions. Decreases of $332.2 million in our accounts receivable balance and $869.6 million in our FIFO inventory level were the primary contributors to our record cash flows from operations during 2009.
     To manage our working capital, we focus on our days sales outstanding (“DSO”) to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are the two most significant elements of our working capital. As of December 31, 2009, our DSO rate was approximately 42 days, unchanged from December 31, 2008. (We calculate our DSO as an average of the most recent two-month period.) Although our DSO rate has stayed relatively unchanged from last year, our accounts receivable balance has decreased significantly from December 31, 2008 due to lower sales levels in 2009.
     In response to the rapid decline in both demand and pricing, we focused on inventory reduction with a decrease of $869.6 million, or 52%, in our FIFO inventory balance in 2009. However, our shipment levels fell even more rapidly than we could reduce our inventory balance resulting in an inventory turn rate during 2009 of about 3.7 times (or 3.2 months on hand; calculated on FIFO inventory amounts), compared to our 2008 rate of 3.9 times (or 3.1 months on hand).
     Our inventory turns were also impacted by our 2008 acquisition of PNA, as PNA historically turned inventory at lower rates than Reliance. We expect those inventory turns to improve as we continue to focus on those businesses, and as business conditions improve.
     When commodity prices or demand begin to improve, we expect to finance increases in working capital needs through operating cash flow or with borrowings on our revolving credit facility.
Investing Activities
     Capital expenditures were $69.9 million in 2009 compared to $151.9 million during 2008. Because of our focus on liquidity and our uncertainty as to 2009 business conditions, we reduced our capital projects but still invested in growth initiatives to expand or relocate existing facilities and to add or upgrade equipment in addition to meeting ongoing maintenance requirements. Our 2010 capital expenditures are budgeted at approximately $140.0 million, which includes several growth activities to enhance existing facilities and equipment and also includes purchases of various existing leased facilities.
Financing Activities
     Our strong cash flow from operations funded our reductions of outstanding debt of $831.2 million and dividends to our shareholders of $29.4 million in 2009. On February 17, 2010, our Board of Directors declared the 2010 first quarter cash dividend of $.10 per share. We have paid regular quarterly dividends to our shareholders for 50 consecutive years.
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2009. Repurchased shares are treated as authorized but unissued shares. We did not repurchase any shares of our common stock in 2009. We repurchased approximately 2,443,500 and 1,673,467 shares of our common stock in 2008 and 2007, respectively, at an average cost of $46.97 and $49.10 per share, respectively. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15,200,000 shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our company.
Liquidity
     Our primary sources of liquidity are generally our internally generated funds from operations and our revolving credit facility. Cash flow provided by operations was $943.0 million in 2009 compared to $664.7 million in 2008.

     Our outstanding debt (including capital lease obligations) as of December 31, 2009 was $939.6 million, down from $1.77 billion as of December 31, 2008. On August 1, 2008, we increased our borrowings by approximately $1.10 billion to finance the acquisition of PNA through cash consideration and the related repayment or refinancing of PNA’s outstanding indebtedness. We funded this by raising $500 million from a senior unsecured term loan and borrowings on our revolving credit facility.
     On September 28, 2009, we amended our $1.1 billion revolving credit facility to adjust certain financial covenants. Our interest coverage ratio requirement was reduced to a minimum 2.0 times from 3.0 times and our leverage ratio requirement was reduced to a maximum of 50% from a maximum of 60% until June 30, 2010, at which time these ratios adjust back to the pre-amendment levels. With the amendment, our pricing was adjusted to market rates. Restrictions were placed on certain uses of cash including cash used for acquisitions, dividends, investments and stock repurchases through June 30, 2010. Additionally, with the amendment of our credit facility, we extended the maturity date by one year from November 2011 to November 2012 for $1.02 billion of commitments. Concurrent with the amendment and extension of our revolving credit facility, we also paid off the remaining balance on our term loan of $443.8 million with $193.8 million of cash on hand and $250.0 million of borrowings on our revolving credit facility. Over the past fifteen months, we have paid down approximately $1.34 billion of debt with cash flow from operations resulting in a cash position of approximately $43.0 million as of December 31, 2009. As of December 31, 2009, we had $115.0 million in outstanding borrowings on our $1.1 billion revolving credit facility.
     Our net debt-to-total capital ratio was 25.6% as of December 31, 2009; down from our 2008 year-end rate of 41.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).
     On November 20, 2006 we entered into an indenture (the “Indenture”), for the issuance of $600 million of unsecured debt securities, which are guaranteed by all of our direct and indirect, wholly-owned domestic subsidiaries and any entities that become such subsidiaries during the term of the Indenture (collectively, the “Subsidiary Guarantors”). None of our foreign subsidiaries or our non-wholly-owned domestic subsidiaries is a guarantor. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations and rank equally with all of our other existing and future unsecured and unsubordinated debt obligations. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission.
     At December 31, 2009, we also had $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding private placement notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 1.9 years, maturing from 2010 to 2013. In early January 2009, $10.0 million of these notes matured and were paid off.
     We also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35 million as of December 31, 2009. There were no borrowings outstanding on these credit facilities as of December 31, 2009 and December 31, 2008. In January 2010, the credit facilities were combined into one facility with a credit limit of CAD$5 million. Various other separate revolving credit facilities are in place for our operations in Asia and for our operations in the United Kingdom with total combined outstanding balances of $8.1 million and $7.4 million as of December 31, 2009 and December 31, 2008, respectively.
     Our $1.1 billion syndicated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve-month period ended December 31, 2009 was approximately 3.9 times compared to the debt covenant minimum requirement of 2.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio as of December 31, 2009 calculated in accordance with the terms of the credit agreement was 27.5% compared to the debt covenant maximum amount of 50% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of December 31, 2009 was $950.6 million compared to the Reliance shareholders’ equity balance of $2.61 billion.
     Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors also guaranteed the borrowings under the term loan prior to its repayment and termination. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 100% of our total 2009 consolidated EBITDA and approximately 93% of total consolidated tangible assets as of December 31, 2009. We were in compliance with all other debt covenants at December 31, 2009.

     We have $147.1 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditures, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility, subject to the restrictions on the use of cash described above. If we were to pursue a significant acquisition that could not be funded under our existing credit facility, we would consider using our equity as consideration or raising additional funds from debt or equity markets.
Off-Balance-Sheet Arrangements
     During 2009 and 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
     As of December 31, 2009 and 2008, we were contingently liable under standby letters of credit in the aggregate amount of $50.5 million and $51.1 million, respectively. The letters of credit related to insurance policies, construction projects, and outstanding bonds.
Contractual Obligations and Other Commitments
     The following table summarizes our contractual cash obligations as of December 31, 2009. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments due by Year
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations	$937,684	$86,383	$175,701	$75,600	$600,000

Estimated interest on long-term debt (1)	646,936	54,214	95,226	81,926	415,570

Capital Lease Obligations	4,276	814	1,585	1,539	338

Operating Lease Obligations	300,078	57,328	85,309	51,802	105,639

Purchase Obligations — Other (2)	77,653	48,885	27,369	1,364	35

Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	70,741	9,526	12,573	10,998	37,644

Total	$2,037,368	$257,150	$397,763	$223,229	$1,159,226

(1)	Interest is estimated using applicable rates as of December 31, 2009 for our outstanding fixed and variable rate debt based on their respective scheduled maturities.

(2)	The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace materials.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s post-retirement benefit plans for the next ten years.
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
Seasonality
     Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Furthermore, the impact of the current economic recession was so significant on our business during 2009 that our period-to-period fluctuations experienced throughout the year were not representative of typical seasonal trends experienced in the past. Results of any one or more quarters are therefore not necessarily indicative of annual results.
Goodwill and Other Intangible Assets
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.08 billion as of December 31, 2009, or approximately 25.1% of total assets or 41.5% of Reliance shareholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
     We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We test for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. We perform the required annual goodwill impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2009, 2008 or 2007.
     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Additionally, considerable declines in the market conditions for our products from current levels as well as in the price of our common stock could also significantly impact our impairment analysis. An impairment charge, if incurred, could be material.
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
Accounts Receivable
We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectability of accounts receivable based on an evaluation of specific potential customer risks. Assessments are based on legal issues (such as bankruptcy status), our past collection history, and current financial and credit agency reports along with current economic pressures impacting that customer or industry. Accounts that we determine to be uncollectible are reserved for or written off in the period in which the determination is made. Additional reserves are maintained based on our historical and probable future bad debt experience. If the financial condition of our customers were to deteriorate beyond our estimates, resulting in an impairment of their ability to make payments, we might be required to increase our allowance for doubtful accounts.
Inventories
A significant portion of our inventory is valued using the last-in, first-out (“LIFO”) method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2009 cost on the first-in, first-out (“FIFO”) method exceeds our LIFO value of inventories by $82.8 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.
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
For information regarding our deferred tax assets and liabilities, provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions, changes in our assessment of tax exposure items, and the resolution of issues arising from tax audits with various tax authorities.
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
Long-Lived Assets
We review the recoverability of our long-lived assets and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.
Impact of Recently Issued Accounting Standards
     Please refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of the impact of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing and availability.
Commodity price risk
     Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, such as during the last three months of 2008 and first half of 2009, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pre-tax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.
Foreign exchange rate risk
     Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is predominantly in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the “Accumulated Other Comprehensive Loss” component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses do impact earnings and resulted in approximately $0.2 million of gains in 2009 and $6.0 million of losses during 2008. During 2008 our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding intercompany borrowings denominated in the U.S. dollar that were not hedged. This exposure was significantly reduced at the end of 2008 as the related balances were paid off.
Interest rate risk
     We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and we do not currently anticipate repayment of our fixed-rate long-term debt prior to scheduled maturities.
     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. As of December 31, 2009, our total variable interest rate debt outstanding amounted to approximately $124.5 million, which was primarily comprised of the borrowings on our revolving credit facility of $115.0 million. A hypothetical 1% increase in interest rates on $124.5 million of debt would result in approximately $1.2 million of additional interest expense on an annual basis.

Item 8.	Financial Statements and Supplementary Data.
RELIANCE STEEL & ALUMINUM CO.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
     All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Reliance Steel & Aluminum Co.:
We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the 2009 and 2008 information in the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of Reliance Steel & Aluminum Co.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2009 and 2008 information set forth therein.
As discussed in note 1 to the consolidated financial statements, in 2009 Reliance Steel & Aluminum Co. changed the manner in which it accounts for business combinations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Reliance Steel & Aluminum Co.
We have audited the accompanying consolidated statements of income, equity, and cash flows of Reliance Steel & Aluminum Co. and subsidiaries for the year ended December 31, 2007. Our audit also included the financial statement schedule for the year ended December 31, 2007 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Reliance Steel & Aluminum Co. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2008

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,002	$51,995
Accounts receivable, less allowance for doubtful accounts of $21,269 at December 31, 2009 and $22,018 at December 31, 2008	533,871	851,214
Inventories	719,915	1,284,468
Prepaid expenses and other current assets	37,855	33,782
Income taxes receivable	54,020	9,980
Deferred income taxes	2,241	70,933

Total current assets	1,390,904	2,302,372
Property, plant and equipment:
Land	131,009	125,096
Buildings	543,590	506,781
Machinery and equipment	829,154	810,054
Accumulated depreciation	(522,494)	(443,225)

	981,259	998,706

Goodwill	1,081,324	1,065,527
Intangible assets, net	726,255	741,681
Cash surrender value of life insurance policies, net	92,860	57,410
Investments in unconsolidated entities	20,880	20,605
Other assets	13,295	9,184

Total assets	$4,306,777	$5,195,485

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$169,113	$248,312
Accrued expenses	51,730	59,982
Deferred revenue	3,534	82,949
Accrued compensation and retirement costs	67,012	123,707
Accrued insurance costs	39,134	40,700
Current maturities of long-term debt	86,383	93,877
Current maturities of capital lease obligations	663	638

Total current liabilities	417,569	650,165
Long-term debt	849,375	1,671,732
Capital lease obligations	3,182	3,833
Long-term retirement costs and other long-term liabilities	92,632	94,361
Deferred income taxes	335,897	340,326
Commitments and contingencies
Reliance shareholders’ equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 73,750,771 at December 31, 2009 and 73,312,714 at December 31, 2008, stated capital	587,612	563,092
Retained earnings	2,020,343	1,900,360
Accumulated other comprehensive loss	(1,523)	(32,016)

Total Reliance shareholders’ equity	2,606,432	2,431,436
Noncontrolling interests	1,690	3,632

Total equity	2,608,122	2,435,068

Total liabilities and equity	$4,306,777	$5,195,485

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$5,318,132	$8,718,844	$7,255,679

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,918,611	6,556,748	5,418,161
Warehouse, delivery, selling, general and administrative	1,030,245	1,211,201	1,034,139
Depreciation and amortization	118,884	97,924	79,873

	5,067,740	7,865,873	6,532,173

Operating income	250,392	852,971	723,506

Other income (expense):
Interest	(67,523)	(82,575)	(78,710)
Other income (expense), net	12,624	(3,840)	9,931

Income before income taxes	195,493	766,556	654,727
Income tax provision	46,317	282,921	246,438

Net income	149,176	483,635	408,289
Less: Net income attributable to noncontrolling interests	1,018	858	334

Net income attributable to Reliance	$148,158	$482,777	$407,955

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$2.01	$6.56	$5.36

Weighted average shares outstanding — diluted	73,701,979	73,597,717	76,064,616

Basic earnings per common share attributable to Reliance shareholders	$2.02	$6.60	$5.39

Weighted average shares outstanding — basic	73,445,583	73,102,215	75,622,799

Cash dividends per share	$.40	$.40	$.32

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

	Reliance Shareholders
				Accumulated
				Other	Non-
	Common Stock		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	Income (Loss)	Interests	Total
Balance at January 1, 2007	75,702,046	$701,690	$1,046,339	$(1,631)	$1,246	$1,747,644
Net income	—	—	407,955	—	334	408,289
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	24,681	—	24,681
Unrealized loss on investments, net of tax	—	—	—	(54)	—	(54)
Minimum pension liability, net of tax	—	—	—	(2,751)	—	(2,751)

Comprehensive income						430,165
Capital contribution from noncontrolling interest	—	—	—	—	119	119
Stock based compensation	—	10,120	—	—	—	10,120
Stock options exercised	872,001	16,483	9,511	—	—	25,994
Stock repurchased	(1,673,467)	(82,168)	—	—	—	(82,168)
Stock issued under incentive bonus plan	6,244	281	—	—	—	281
Cash dividends — $.32 per share	—	—	(24,207)	—	—	(24,207)

Balance at December 31, 2007	74,906,824	646,406	1,439,598	20,245	1,699	2,107,948
Net income	—	—	482,777	—	858	483,635
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(42,624)	—	(42,624)
Unrealized loss on investments, net of tax	—	—	—	(1,163)	—	(1,163)
Minimum pension liability, net of tax	—	—	—	(8,474)	—	(8,474)

Comprehensive income						431,374
Noncontrolling interests acquired	—	—	—	—	2,300	2,300
Payment to noncontrolling interest holder	—	—	—	—	(1,225)	(1,225)
Stock based compensation	—	13,189	—	—	—	13,189
Stock options exercised	844,338	17,987	9,693	—	—	27,680
Stock repurchased	(2,443,500)	(114,774)	—	—	—	(114,774)
Adjustment to initially apply EITF 06-10	—	—	(2,479)	—	—	(2,479)
Stock issued under incentive bonus plan	5,052	284	—	—	—	284
Cash dividends — $.40 per share	—	—	(29,229)	—	—	(29,229)

Balance at December 31, 2008	73,312,714	563,092	1,900,360	(32,016)	3,632	2,435,068
Net income	—	—	148,158	—	1,018	149,176
Other comprehensive income:
Foreign currency translation gain	—	—	—	25,870	—	25,870
Unrealized gain on investments, net of tax	—	—	—	524	—	524
Minimum pension liability, net of tax	—	—	—	4,099	—	4,099

Comprehensive income						179,669
Noncontrolling interests purchased	—	(1,758)	—	—	(903)	(2,661)
Payments to noncontrolling interest holder	—	—	—	—	(2,057)	(2,057)
Stock based compensation	—	15,530	—	—	—	15,530
Stock options exercised	427,697	10,490	1,208	—	—	11,698
Stock issued under incentive bonus plan	10,360	258	—	—	—	258
Cash dividends — $.40 per share	—	—	(29,383)	—	—	(29,383)

Balance at December 31, 2009	73,750,771	$587,612	$2,020,343	$(1,523)	$1,690	$2,608,122

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$149,176	$483,635	$408,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,884	97,924	79,873
Provision for deferred income taxes	58,016	22,720	12,042
Loss (gain) on sales of property and equipment	138	2,658	(1,181)
Equity in earnings of unconsolidated entities	(1,395)	(565)	—
Dividends received from unconsolidated entities	1,120	—	—
Stock based compensation expense	15,530	13,189	10,120
Excess tax benefits from stock based compensation	(1,533)	(9,693)	(9,511)
Net (gain) loss from life insurance policies	(10,482)	4,373	231
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	322,163	166,025	61,265
Inventories	569,943	191,472	129,582
Prepaid expenses and other assets	(56,439)	(9,121)	11,087
Accounts payable and other liabilities	(222,125)	(297,933)	(62,833)

Net cash provided by operating activities	942,996	664,684	638,964

Investing activities:
Purchases of property, plant and equipment	(69,901)	(151,890)	(124,127)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired and debt assumed	—	(330,249)	(269,957)
Proceeds from sales of property, plant and equipment	1,284	19,116	5,045
Tax distributions made related to prior acquisitions	—	(1,155)	(619)
Net (investment in) borrowings from life insurance policies	(31,544)	4,890	(31,028)
Net proceeds from redemption of life insurance policies	6,576	1,634	878

Net cash used in investing activities	(93,585)	(457,654)	(419,808)

Financing activities:
Proceeds from borrowings	357,286	1,687,691	658,770
Principal payments on long-term debt and short-term borrowings	(1,188,454)	(1,798,602)	(778,520)
Debt issuance costs	(6,841)	(3,313)	—
Payments to noncontrolling interest holder	(2,057)	(1,225)	—
Dividends paid	(29,383)	(29,229)	(24,207)
Excess tax benefit from stock based compensation	1,533	9,693	9,511
Exercise of stock options	10,490	17,987	16,483
Issuance of common stock	258	284	281
Noncontrolling interests purchased	(2,661)	—	—
Common stock repurchases	—	(114,774)	(82,168)

Net cash used in financing activities	(859,829)	(231,488)	(199,850)
Effect of exchange rate changes on cash	1,425	(570)	242

(Decrease) increase in cash and cash equivalents	(8,993)	(25,028)	19,548
Cash and cash equivalents at beginning of year	51,995	77,023	57,475

Cash and cash equivalents at end of year	$43,002	$51,995	$77,023

Supplemental cash flow information:
Interest paid during the year	$76,050	$74,654	$78,167
Income taxes paid during the year	$49,099	$267,224	$221,145

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$—	$780,043	$86,622
Issuance of short-term notes payable in connection with acquisition of a metals service center	$—	$—	$6,713
See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries (collectively referred to as “the Company”, “we”, “our” or “us”). The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. The Company’s investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.
Business
     In 2009, the Company operated a metals service center network of more than 200 locations in 38 states, Belgium, Canada, China, Mexico, Singapore, South Korea and the United Kingdom that provided value-added metals processing services and distributed a full line of more than 100,000 metal products.
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable collectability, valuation of inventories, goodwill, long-lived assets, income tax and other contingencies, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Accounts Receivable and Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company’s products are sold. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectability is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectability of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.
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
Fair Values of Financial Instruments
     Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $600 million senior unsecured notes issued in November 2006. In April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission (“SEC”). The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2009 and 2008 were

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     approximately $581.6 million and $421.6 million, respectively, compared to their carrying values of approximately $598.1 million and $597.9 million, as of the end of each period.
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
     For purposes of performing annual goodwill impairment tests, the Company identified reporting units in accordance with the guidance provided within the Segment Reporting topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Year four of these projections is considered the terminal year. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers returns to both equity and debt investors. The Company performs the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2009, 2008, or 2007.
     Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact the Company’s assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in estimates of future cash flows. Although the Company believes the assumptions used in testing for impairment are reasonable, significant changes in any one of the Company’s assumptions could produce a significantly different result. Additionally, significant declines in the market conditions for the Company’s products as well as in the price of its common stock could also significantly impact the impairment analysis. An impairment charge, if incurred, could be material.
Long-Lived Assets
     Property, plant and equipment is recorded at cost (or at fair value for assets acquired in connection with business combinations) and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3 — 20 years
     Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. No impairment of intangible assets with indefinite lives was determined to exist for the years ended December 31, 2009, 2008, or 2007.
     Other intangible assets with finite useful lives continue to be amortized over their useful lives. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Long-lived asset related impairment losses recognized during the years ended December 31, 2009, 2008 and 2007 were not significant.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Revenue Recognition
     The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met, such as a fixed and determinable sales price; reasonable assurance of collectability; and passage of title and risks of ownership to the buyer. Such criteria are usually met upon delivery to the customer for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms, or at the time toll processing services are performed. Considering the close proximity of our customers to our metals service center locations, shipment and delivery of our orders generally occur on the same day. Billings for orders where the revenue recognition criteria are not met, which primarily include certain bill and hold transactions (in which our customers request to be billed for the material but request delivery at a later date), are recorded as deferred revenue.
     Shipping and handling charges are included as revenue in Net sales. Costs incurred in connection with shipping and handling the Company’s products which are related to third-party carriers are not material and are typically included in Cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2009, 2008 and 2007, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $179.8 million, $217.8 million, and $184.4 million, respectively.
Segment Information
     Our operating segments have been aggregated into one reportable segment, metals service centers, based on the similar economic characteristics criteria as our operating segments have a similar long-term business model, operate at similar gross profit margins, have similar expense structures, and have similar working capital needs. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at each of our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2009	2008	2007
Carbon steel	56%	55%	46%
Aluminum	18	16	19
Stainless steel	13	14	19
Alloy steel	7	8	9
Toll processing	2	2	2
Other	4	5	5

Total	100%	100%	100%

     The following table summarizes consolidated financial information of the Company’s operations by geographic location based on where sales originated from:

		Foreign
	United States	Countries	Total
		(in thousands)
Year Ended December 31, 2009
Net sales	$5,122,214	$195,918	$5,318,132
Long lived assets	2,762,560	153,313	2,915,873
Year Ended December 31, 2008
Net sales	8,341,394	377,450	8,718,844
Long lived assets	2,743,284	149,829	2,893,113
Year Ended December 31, 2007
Net sales	6,902,040	353,639	7,255,679
Long lived assets	2,088,342	173,732	2,262,074
Stock-Based Compensation
     All of the Company’s stock-based compensation plans are considered equity plans under U.S. GAAP. The Company calculates the fair value of stock option awards on the date of grant based on the closing market price of the Company’s common stock, using a Black-Scholes option-pricing model. The fair value of stock option awards is expensed on a straight-line basis

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
over the vesting period of the options, net of estimated forfeitures. The stock-based compensation expense recorded was $15.5 million, $13.2 million, and $10.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in Warehouse, delivery, selling, general and administrative expense caption of the Company’s consolidated statements of income.
Environmental Remediation Costs
     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company’s management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company.
Income Taxes
     The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. The Company evaluates on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
     The Company regularly makes a comprehensive review of its uncertain tax positions. Tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.
Foreign Currencies
     The currency effects of translating the financial statements of those foreign subsidiaries of the Company which operate in local currency environments are included in the “Accumulated Other Comprehensive Loss” component of Reliance shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations in Other income (expense), net caption and amounted to a net gain of approximately $0.2 million for the year ended December 31, 2009, a net loss of approximately $6.0 million for the year ended December 31, 2008 and a net gain of approximately $7.3 million for the year ended December 31, 2007.
Impact of Recently Issued Accounting Standards – Previously Adopted
     Postretirement Benefit Plan Disclosures – On December 31, 2009, the Company adopted changes to employers’ disclosures about postretirement benefit plan assets issued by the FASB, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans. These enhanced disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11 for related disclosures.
     Fair Value Accounting – On January 1, 2008, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. Accordingly, these changes were not initially applied to goodwill and other intangible assets held by the Company and measured annually for impairment

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
testing purposes only. On January 1, 2009, the Company adopted the remaining changes in this area as they relate to non-financial assets, such as goodwill and other intangible assets, and non-financial liabilities. The adoption of all these changes did not have a material effect on the Company’s financial statements or notes thereto.
     On January 1, 2008, the Company adopted changes issued by the FASB, which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any of its financial assets and liabilities. Therefore, the adoption of these changes did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
     Business Combinations – On January 1, 2009, the Company adopted changes issued by the FASB for accounting for business combinations. In accordance with the new guidance, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the step acquisition model has been eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. This new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, or January 1, 2009 for the Company, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new guidance would be recorded as adjustments to income tax expense or benefit rather than goodwill. In accordance with the provisions of the new guidance, the Company made adjustments to certain tax contingencies due to lapses in the statute-of-limitation periods and settlements in the combined amount of approximately $9.9 million that were associated with past acquisitions. See Note 9, Income Taxes, for additional details. All other new guidance in this area will only impact the Company if it is a party to a business combination after the new guidance has been adopted. The Company was not party to any business combinations after the adoption date of this standard.
     Consolidation Accounting – On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with the new guidance, the Company classified noncontrolling interests as equity on its consolidated balance sheets as of December 31, 2009 and 2008 and presented net income attributable to noncontrolling interests separately on the consolidated statements of income for each of the three years ended December 31, 2009.
     Other – On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of U.S. Generally Accepted Accounting Principles. These changes establish the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.
     On June 30, 2009, the Company adopted changes issued by the FASB for subsequent events. These changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occur after the balance sheet date. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows.
     On January 1, 2008, the Company adopted changes issued by the FASB to determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded. The literature also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
dollar life insurance contract. The Company had a limited number of life insurance policies that were within the scope of this literature. The adoption of changes did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
Impact of Recently Issued Accounting Standards – Not Yet Adopted
     In June 2009, the FASB issued literature intended to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The revised approach is expected to be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The literature also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, or January 1, 2010 for the Company. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s results of operations, financial position or cash flows.
Note 2. Acquisitions
2008 Acquisitions
Acquisition of HLN Metal Centre Pte. Ltd.
     In August 2008, the Company formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore corporation. On September 17, 2008, RMAP acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Net sales of RMAP for the year ended December 31, 2009 and during the period from September 17, 2008 through December 31, 2008 were approximately $3.0 million and $1.0 million, respectively.
Acquisition of PNA Group Holding Corporation
     On August 1, 2008, the Company acquired all of the outstanding capital stock of PNA Group Holding Corporation (“PNA”), a Delaware corporation, in accordance with the Stock Purchase Agreement dated June 16, 2008. The Company paid cash consideration of approximately $321.0 million, net of purchase price adjustments, repaid or refinanced debt of PNA or its subsidiaries in the amount of approximately $725.2 million, paid related tender offer and consent solicitation premium payments of approximately $54.8 million and incurred direct acquisition costs of approximately $3.0 million for a total transaction value of approximately $1.10 billion. The Company funded the acquisition with proceeds from a $500 million senior unsecured term loan and borrowings under its existing $1.1 billion syndicated unsecured revolving credit facility.
     PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. We operate PNA as six distinct businesses that process and distribute primarily carbon steel plate, bar, structural and flat-rolled products with 21 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. PNA’s net sales for the year ended December 31, 2009 and the five months ended December 31, 2008 were approximately $1.01 billion and $887.6 million, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     The allocation of the total purchase price of PNA to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Cash	$9,845
Accounts receivable	336,369
Inventories	584,307
Property, plant and equipment	113,627
Goodwill	237,855
Intangible assets subject to amortization	167,200
Intangible assets not subject to amortization	126,000
Other current and long-term assets	59,062

Total assets acquired	1,634,265

Current and long-term debt	(780,043)
Deferred income taxes	(129,870)
Other current and long-term liabilities	(400,372)

Total liabilities assumed	(1,310,285)

Net assets acquired	$323,980

Acquisition of Dynamic Metals International LLC
     Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Dynamic’s net sales for the year ended December 31, 2009 and the nine months ended December 31, 2008 were approximately $9.6 million and $8.7 million, respectively.
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
Acquisition of Encore Group
     As of February 1, 2007, the Company acquired the net assets and business of the Encore Group (“Encore”) of metals service center companies (Encore Metals, Encore Metals (USA), Inc., Encore Coils, and Team Tube in Canada) headquartered in Edmonton, Alberta, Canada. Encore was organized in 2004 in connection with the buyout by management and a private equity fund of certain former Corus CIC and Corus America businesses. Encore specializes in the processing and distribution of alloy and carbon bar and tube, as well as stainless steel sheet, plate and bar products, through its currently 12 facilities located mainly in Western Canada. The Canadian Encore group businesses now operate as divisions or subsidiaries of Reliance Metals Canada Limited.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
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
Summary purchase price allocations for 2007 acquisitions
     The total cost of the acquisitions of Clayton Metals, Crest, Industrial Metals, Encore Group and Metalweb of approximately $281.4 million was funded with borrowings on the Company’s revolving credit facility. Total debt assumed, net of cash, in connection with these acquisitions was approximately $81.8 million. The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed is as follows:

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

Summary purchase price allocation information for all acquisitions
     All of the acquisitions discussed in this note have been accounted for under the purchase method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2009 or 2008, as applicable.
     As part of the purchase price allocations of the 2008 and 2007 acquisitions, $126.0 million and $47.2 million, respectively, were allocated to the trade names acquired, none of which is subject to amortization. The Company determined that the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for 2008 and 2007 acquisitions of $171.2 million and $62.0 million, respectively, with weighted average lives of 12.4 and 23.6 years, respectively. The goodwill amounts from the 2008 and 2007 acquisitions are expected to be deducted for tax purposes in future years with the exception of the PNA and Crest goodwill amounts. Total tax deductible goodwill amounted to approximately $378.8 million as of December 31, 2009.
Pro forma financial information
     The following unaudited pro forma summary financial results present the consolidated results of operations as if our 2008 and 2007 acquisitions had occurred at the beginning of each reporting period, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, certain non-recurring executive compensation costs that Reliance does not incur after taking control of the acquired entities, and a provision for income taxes for companies that were previously taxed as S-Corporations under Section 1361 of the Internal Revenue Code. The pro forma summary financial results reflect the acquired companies’ historical method for inventory valuation, which was the first-in, first-out (“FIFO”) method through the acquisition date. All domestic acquisitions adopted the last-in, first-out (“LIFO”) method of inventory valuation upon acquisition.
     The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2008 or January 1, 2007, or of any potential results which may occur in the future.

	Year Ended December 31,
	2008	2007
	(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$10,068,081	$9,010,513
Net income attributable to Reliance	$561,155	$434,257
Diluted earnings per common share attributable to Reliance shareholders	$7.62	$5.71
Basic earnings per common share attributable to Reliance shareholders	$7.68	$5.74
Note 3. Joint Ventures
     The equity method of accounting is used where the Company’s investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when ownership interest is greater than 50%.
     In connection with the PNA acquisition, the Company also acquired interests in four joint venture arrangements. In three of those joint ventures, the Company has noncontrolling interests. The equity method is used to account for the investments in Indiana Pickling and Processing Company, Acero Prime S. de R.L. de C.V. and Oregon Feralloy Partners LLC. The corresponding investments in these entities are reflected in the Investments in unconsolidated entities caption of the balance sheet. Equity in earnings of these entities has not been material to our results of operations.
     Feralloy Processing Company is the fourth joint venture arrangement the Company acquired in connection with the PNA acquisition. The Company also has two separate joint venture arrangements, through which we own Everest Metals (Suzhou) Co., Ltd. and Valex China Co. Ltd., for operations in the People’s Republic of China. The results of these majority-owned operations are consolidated in the Company’s financial results and have not been material in each of the three years ended December 31, 2009. The portion of the earnings related to the noncontrolling shareholder interests has been reflected as Net income attributable to noncontrolling interests caption in the accompanying statements of income.
Note 4. Inventories
     Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. As of December 31, 2009 and 2008, cost on the first-in, first-out (“FIFO”) method exceeded the LIFO value of

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
inventories by $82.8 million and $387.8 million, respectively. Inventories of $87.0 million and $195.5 million as of December 31, 2009 and 2008, respectively, were stated on the FIFO method, which is not in excess of market.
     Significant cost decreases in 2009 for the majority of our products were the primary cause of the $305.0 million change in the LIFO valuation reserve, which lowered cost of sales. This amount, however, is net of the impact of inventory quantity reductions, which resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased cost of sales by approximately $26.3 million in 2009.
Note 5. Goodwill
     The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance as of January 1, 2007	$784,871
Acquisitions	91,720
Purchase price allocation adjustments	3,370
Effect of foreign currency translation	6,191

Balance as of December 31, 2007	886,152
Acquisitions	232,699
Purchase price allocation adjustments	(45,327)
Effect of foreign currency translation	(7,997)

Balance as of December 31, 2008	1,065,527
Purchase price allocation adjustments	10,038
Effect of foreign currency translation	5,759

Balance as of December 31, 2009	$1,081,324

     The Company had no accumulated impairment losses related to goodwill as of December 31, 2009. The goodwill adjustments recorded in the year ended December 31, 2009 pertained to the finalization of the PNA purchase price allocation with respect to income taxes payable and deferred income taxes.
Note 6. Intangible Assets, net
     Intangible assets, net, consisted of the following:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,558)	$6,853	$(6,363)
Loan fees	23,868	(10,592)	19,460	(8,759)
Customer list/relationships	345,035	(58,749)	339,518	(34,231)
Software – internal use	8,100	(3,038)	8,100	(2,228)
Other	4,949	(1,297)	5,146	(1,036)

	388,805	(80,234)	379,077	(52,617)
Intangible assets not subject to amortization:
Trade names	417,684	—	415,221	—

	$806,489	$(80,234)	$794,298	$(52,617)

     Amortization expense for intangible assets amounted to approximately $29.8 million, $19.1 million and $12.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in amortization expense for the year ended December 31, 2009 is the write-off of deferred financing costs with a net book value of $1.6 million related to our $500 million term loan, which was paid off in September 2009. Additionally, in connection with the Company’s amendment of its $1.1 billion revolving credit facility in September 2009, the Company capitalized $6.8 million in loan fees. All other changes in intangible assets during the year ended December 31, 2009 are due to foreign currency translation.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2010	$28,815
2011	28,523
2012	27,983
2013	25,303
2014	23,201
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
     Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by interest and dividend income earned under the policies. Income earned under the policies held by EMJ totaled $34.7 million during the year ended December 31, 2009 and is recorded in the Other income (expense), net caption in the accompanying statements of income (see Note 13).
     Annually, EMJ will either borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies or pay the accrued interest and premiums using available cash on hand. No borrowings against the cash surrender values of the policies were made during 2009. The 2009 annual payment of accrued interest on the outstanding loans and premiums was financed by cash flows from operations. In 2008, the Company borrowed approximately $33.4 million against the cash surrender values of the policies to pay for accrued interest of $28.7 million and premiums of $4.7 million. Interest rates on borrowings under the life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%.
     As of December 31, 2009 and 2008, loans and accrued interest outstanding on EMJ’s life insurance policies were approximately $274.4 million and $282.8 million, respectively. Also, as of December 31, 2009 and 2008, approximately $57.6 million and $29.8 million were available for future borrowings, respectively. Interest expense on borrowings on cash surrender values made by EMJ during the year ended December 31, 2009 totaled $31.7 million and is included in the Other income (expense), net caption in the accompanying statements of income (See Note 13).
     The cash surrender value of all life insurance policies held by the Company, net of loans and related accrued interest, were $92.9 million and $57.4 million as of December 31, 2009 and 2008, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note 8. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Unsecured revolving credit facility due November 9, 2012	$115,000	$453,000
Senior unsecured term loan repaid on September 28, 2009	—	481,250
Senior unsecured notes repaid on January 2, 2009	—	10,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	9,684	10,427

Total	937,684	1,767,677
Less unamortized discount	(1,926)	(2,068)
Less amounts due within one year	(86,383)	(93,877)

Total long-term debt	$849,375	$1,671,732

Unsecured Revolving Credit Facility
     The Company’s $1.1 billion unsecured revolving credit facility has 17 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to adjust certain financial ratio requirements (primarily related to minimum interest coverage ratio and maximum leverage ratio) until June 30, 2010 at which time these ratios adjust back to the pre-amendment levels. With the amendment, the pricing on the revolving credit facility was adjusted to market rates and restrictions were placed on certain uses of cash until June 30, 2010 for acquisitions, dividends, investments, and stock repurchases. Also, with the amendment, the Company extended the maturity date of $1.02 billion in commitments for extending lenders through November 9, 2012, while the maturity date of $80.0 million in commitments for non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of December 31, 2009. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of December 31, 2009. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of December 31, 2009. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter prospectively based on the Company’s leverage ratio.
     Weighted average rates on borrowings outstanding on the revolving credit facility were 3.51% and 2.67% as of December 31, 2009 and 2008, respectively.
     As of December 31, 2009, the Company had $50.5 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $74.5 million of letters of credit.
Revolving Credit Facilities — Foreign Operations
     The Company also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. There were no borrowings outstanding on these revolving credit facilities as of December 31, 2009 and 2008. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a credit limit of CAD$5.0 million.
     Various other separate revolving credit facilities with a combined credit limit of approximately $22.8 million are in place for operations in: a) Asia with outstanding balances of $6.6 million and $1.6 million as of December 31, 2009 and 2008, respectively, and b) the United Kingdom with outstanding balances of $1.5 million and $5.8 million at December 31, 2009 and 2008, respectively.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
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
Senior Unsecured Notes — Private Placements
     The Company also has $213.0 million of outstanding senior unsecured notes issued in private placements of debt as of December 31, 2009. At December 31, 2009, the outstanding senior notes bear interest at a weighted average fixed rate of 5.71% and have a weighted average remaining life of 1.9 years, maturing from 2010 to 2013.
Senior Unsecured Notes — Publicly Traded
     On November 20, 2006, the Company entered into an Indenture (the “Indenture”), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include provisions that, in the event of a change in control and a downgrade of the Company’s credit rating, require the Company to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest.
Covenants
     The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. The Company’s interest coverage ratio for the last twelve-month period ended December 31, 2009 was approximately 3.9 times compared to the debt covenant minimum requirement of 2.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of December 31, 2009 calculated in accordance with the terms of the revolving credit facility was 27.5% compared to the financial covenant maximum amount of 50% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). Beginning June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjust back to the pre-amendment levels of 3.0 times and 60%, respectively. The minimum net worth requirement as of December 31, 2009 was $950.6 million compared to Reliance shareholders’ equity balance of $2.61 billion at December 31, 2009.
     Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors also guaranteed the borrowings under the term loan prior to its repayment and termination. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 100% of our total 2009 consolidated EBITDA and approximately 93% of total 2009 consolidated tangible assets.
     The Company was in compliance with all other debt covenants as of December 31, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Debt Maturities
     The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in thousands)
2010	$86,383
2011	68,615
2012	107,086
2013	75,300
2014	300
Thereafter	600,000

$937,684

Note 9. Income Taxes
     Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local tax examinations for years before 2005.
     Significant components of the provision for income taxes attributable to operations are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$(13,520)	$218,242	$194,225
State	2,946	35,211	32,966
Foreign	(1,125)	6,748	7,014

	(11,699)	260,201	234,205
Deferred:
Federal	60,018	23,330	8,917
State	(3,054)	(117)	1,113
Foreign	1,052	(493)	2,203

	58,016	22,720	12,233

	$46,317	$282,921	$246,438

     The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2009	2008	2007
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	(0.6)	3.0	3.4
Net effect of life insurance policies	(6.3)	(0.9)	(1.3)
Net effect of changes in unrecognized tax benefits	(5.8)	1.6	(0.1)
Other, net	1.4	(1.8)	0.7

Effective tax rate	23.7%	36.9%	37.7%

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$50,435	$51,889
Inventory costs capitalized for tax purposes	8,839	16,936
LIFO inventories	—	23,169
Allowance for doubtful accounts	8,071	7,732
Tax credits	18,872	18,030
Net operating loss carryforwards	8,111	3,880
Other	16,569	12,546

Total gross deferred tax assets	110,897	134,182
Less: Valuation allowance on deferred tax assets.	(2,514)	—

Total deferred tax assets	108,383	134,182
Deferred tax liabilities:
Tax over book depreciation	(126,977)	(127,619)
Goodwill and other intangible assets	(276,109)	(275,523)
LIFO inventories	(38,437)	—
Other	(516)	(433)

Total deferred tax liabilities	(442,039)	(403,575)

Net deferred tax liabilities	$(333,656)	$(269,393)

     During 2009, the Company recorded a $2.5 million valuation allowance against certain state NOL’s in the United States, of which $1.3 million related to PNA’s pre-acquisition periods, as there is uncertainty as to whether future taxable income will be generated for these deferred tax assets to be realizable. The Company intends to maintain a valuation allowance until sufficient positive evidence exists in future periods to support its reversal.
     As of December 31, 2009, the Company had other available state NOL’s of $8.5 million to offset future income taxes, expiring in years 2010 through 2029. Additionally, as of December 31, 2009, the Company had $18.0 million of minimum tax credits and $0.9 million of other miscellaneous tax credits. The minimum tax credits were from the acquisition of EMJ and are subject to an annual limitation amount. The ultimate realization of the federal and state benefits of the credit carryforwards are dependent on future profitable operations. The Company believes that it is more likely than not that it will be able to realize these NOL’s and credits within their respective carryforward periods.
Taxes on Foreign Income
     As of December 31, 2009, unremitted earnings of subsidiaries outside of the United States were approximately $77.2 million on which no United States taxes had been provided. The Company’s current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
Unrecognized Tax Benefits
     The Company completed the audit of the pre-acquisition period of its recently acquired subsidiaries with the IRS with no change. The Company is under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Unrecognized tax benefits at January 1	$23,417	$3,795	$5,026
Increases in tax positions for prior years	2,820	15	14
Decreases in tax positions for prior years	(3,611)	(63)	(1,301)
Increases in tax positions for current year	2,882	20,073	479
Settlements	(1,291)	—	(341)
Lapses in statutes-of-limitation periods	(8,730)	(403)	(82)

Unrecognized tax benefits as of December 31	$15,487	$23,417	$3,795

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     As of December 31, 2009, $15.5 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were approximately $1.2 million and $2.6 million as of December 31, 2009 and 2008, respectively.
Note 10. Stock Option Plans
     In May 2004, the Board of Directors of the Company (the “Board”) adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserved 6,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. On May 17, 2006, the 2004 Plan was amended and restated as the Amended and Restated Stock Option and Restricted Stock Plan to allow the Board to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 6,000,000 shares to 10,000,000 shares, and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. There are 8,757,000 common shares available for issuance with 3,584,975 non-qualified stock options granted and outstanding under the 2004 Plan as of December 31, 2009. The 2004 Plan, as amended, provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options cannot be granted longer than ten years from the date of the plan. All options outstanding as of December 31, 2009 have seven-year terms with the exception of the October 2005 grants, which have five-year terms, and all options vest at the rate of 25% per year, commencing one year from the date of grant.
     In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. In February 1999, the Directors Plan was amended to allow the Board authority to grant additional options to acquire the Company’s common stock to non-employee directors. In May 2004 the Directors Plan was amended so that any unexpired stock options granted under the Directors Plan to a non-employee director that retires from the Board of Directors at or after the age of 75 become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. In May 2005, after approval of the Company’s shareholders, the Directors Plan was further amended and restated providing that options to acquire 6,000 shares of Common Stock would be automatically granted to each non-employee director each year and would become 100% exercisable after one year. Once exercisable, the options would remain exercisable until that date that is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 374,000 shares reserved as of May 2005 to 500,000 shares. Options under the Directors Plan are non-qualified stock options, with an exercise price at least equal to fair market value at the date of grant. All options outstanding as of December 31, 2009 have ten-year terms with the exception of the options granted prior to May 2005, which expire five years from the date of grant. None of these stock options becomes exercisable until one year after the date of grant, unless specifically approved by the Board. As of December 31, 2009, there were 371,000 common shares available for issuance with 156,000 options granted and outstanding under the Directors Plan.
     In connection with the EMJ acquisition, the Company assumed the EMJ incentive stock option plan (“EMJ Plan”) and converted the outstanding EMJ options to options to acquire 287,886 shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ Plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. The exchange of the options was accounted for similar to a modification. The value of the vested options assumed was included as part of the EMJ purchase price and the value of the unvested options was recognized to expense over the remaining vesting periods of the respective options. Options granted under the EMJ Plan have ten-year terms and vest at the rate of 25% per year. As of December 31, 2009, there were 68,254 options outstanding under the EMJ Plan, all of which became fully vested as of March 31, 2009.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In years)	(In thousands)
Outstanding at January 1, 2007	3,007,412	$21.54
Granted	1,068,500	$45.51
Exercised	(872,001)	$18.90
Expired or forfeited	(51,656)	$29.57

Outstanding as of December 31, 2007	3,152,255	$30.27
Granted	1,174,000	$57.14
Exercised	(844,338)	$21.31
Expired or forfeited	(63,145)	$37.87

Outstanding as of December 31, 2008	3,418,772	$41.57
Granted	977,300	$33.86
Exercised	(427,697)	$24.53
Expired or forfeited	(159,146)	$48.35

Outstanding as of December 31, 2009	3,809,229	$41.22	4.5	$26,284

Exercisable as of December 31, 2009	1,591,379	$36.80	3.0	$16,475

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Weighted average assumptions used:
Risk free interest rate	1.87%	2.90%	4.50%
Expected life in years	4.8	4.8	4.8
Expected volatility	.59	.38	.40
Expected dividend yield	1.18%	.70%	.71%
Weighted average grant date fair value	$15.58	$19.78	$17.43
     The total intrinsic values of all options exercised during the years ended December 31, 2009, 2008 and 2007 were $6.9 million, $31.4 million and $28.1 million, respectively.
     A summary of the status of the Company’s non-vested stock options as of December 31, 2009 and changes during the year then ended is as follows:

		Weighted Average Grant
Non-vested Options	Shares	Date Fair Value
Non-vested as of December 31, 2008	2,415,296	$ 16.60
Granted	977,300	$ 15.58
Forfeited or expired	(105,271)	$ 18.01
Vested	(1,069,475)	$ 14.01

Non-vested as of December 31, 2009	2,217,850	$ 17.33

     As of December 31, 2009, there was approximately $28.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 2.5 years.
     Proceeds from option exercises under all stock option plans for the years ended December 31, 2009, 2008 and 2007 were $10.5 million, $18.0 million and $16.5 million, respectively. The tax benefit realized from option exercises during the years ended December 31, 2009, 2008 and 2007 were $2.7 million, $11.2 million and $10.7 million, respectively.
     The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2009:

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

		Options Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted		Average Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price of Options
Exercise Price	December 31, 2009	In Years	Exercise Price	December 31, 2009	Exercisable
$15 — $19	24,000	5.4	$18.31	24,000	$18.31
$24 — $28	821,004	1.2	$24.62	821,004	$24.62
$33 — $38	963,600	6.4	$33.86	—	N/A
$43 — $45	865,125	4.2	$44.81	411,875	$44.75
$56 — $57	1,069,500	5.2	$56.80	268,500	$56.80
$61 — $67	66,000	7.9	$64.03	66,000	$64.03

$15 — $67	3,809,229	4.5	$41.22	1,591,379	$36.80

Note 11. Employee Benefits
Employee Stock Ownership Plan
     The Company has an employee stock ownership plan (the “ESOP”) and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.
Defined Contribution Plans
     Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2009. Various defined contribution plans of Reliance subsidiaries were combined into the Master Plan during 2009.
Supplemental Executive Retirement Plans
     Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Effective January 1, 2009, the SERP was amended to freeze the plan to new participants as well as change the benefit formula. The amendment resulted in a net reduction to the benefit obligation under this plan of approximately $2.9 million. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. Separate SERP’s exist for certain wholly-owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the subsidiary plans have been frozen to include only existing participants. The SERP’s do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP’s with values of $13.7 million and $11.8 million as of December 31, 2009 and 2008, respectively.
Deferred Compensation Plan
     In December 2008, a new deferred compensation plan was put in place for certain officers and key employees of the Company, not including, however, those key officers included in the SERP. Account balances from various deferred compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balances in the Reliance deferred compensation plan as of December 31, 2009 and 2008 were approximately $7.9 million and $6.0 million, respectively.
Defined Benefit Plans
     The Company, through certain of its subsidiaries, maintains qualified defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable.
     The Company uses a December 31 measurement date for its plans. The following is a summary of the status of the funding of the various SERP’s and Defined Benefit Plans:

	SERP’s		Defined Benefit Plans
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$30,754	$28,295	$48,443	$26,884
Assumed in acquisition	—	1,954	—	16,445
Service cost	777	1,003	752	696
Interest cost	1,674	1,688	2,902	2,179
Actuarial losses (gain)	1,112	(640)	1,881	2,332
Change in assumptions	—	4	—	927
Benefits paid	(902)	(784)	(1,969)	(1,479)
Plan amendments	(2,905)	1,909	117	459
Curtailments or settlements	(30)	(2,675)	—	—

Benefit obligation as of end of year	$30,480	$30,754	$52,126	$48,443

Change in plan assets
Fair value of plan assets	N/A	N/A	$32,498	$25,446
Acquired in acquisition	N/A	N/A	—	14,877
Actual return on plan assets	N/A	N/A	6,788	(8,554)
Employer contributions	N/A	N/A	4,328	2,208
Benefits paid	N/A	N/A	(2,009)	(1,479)

Fair value of plan assets as of end of year	N/A	N/A	$41,605	$32,498

Funded status

Unfunded status of the plans	$(30,480)	$(30,754)	$(10,521)	$(15,945)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$8,910	$8,822	$9,438	$12,584
Unamortized prior service (credit) cost	(2,488)	—	447	397

	$6,422	$8,822	$9,885	$12,981

     As of December 31, 2009 and 2008, the following amounts were recognized in the balance sheet:

	SERP's		Defined Benefit Plans
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(1,116)	$(1,195)	$—	$—
Accrued benefit liability (long-term)	(29,364)	(29,558)	(10,521)	(15,945)
Accumulated other comprehensive loss	6,422	8,822	9,885	12,981

Net amount recognized	$(24,058)	$(21,931)	$(636)	$(2,964)

     The accumulated benefit obligation for all SERP’s was $23.6 million and $16.9 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for all defined benefit pension plans was $52.1 million and $48.4 million as of December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009	2008
	(in thousands)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$49,318	$48,443
Projected benefit obligation	49,318	48,443
Fair value of plan assets	38,522	32,498

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     Following are the details of net periodic benefit cost related to the SERP and Defined Benefit Plans:

	SERP’s			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	(in thousands)			(in thousands)
Service cost	$777	$1,003	$964	$752	$696	$795
Interest cost	1,674	1,688	1,568	2,902	2,179	1,586
Expected return on plan assets	—	—	—	(2,718)	(2,566)	(1,813)
Curtailment/settlement expense	30	1,909	—	174	—	221
Prior service cost	(447)	196	196	67	63	16
Amortization of net loss	1,023	1,119	1,251	824	6	14

	$3,057	$5,915	$3,979	$2,001	$378	$819

     Assumptions used to determine net periodic benefit cost are detailed below:

	SERP’s			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Weighted average assumptions to determine net cost
Discount rate	6.01%	6.01%	6.00%	6.06%	6.28%	5.60%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	8.04%	8.02%	8.23%
Rate of compensation increase	6.00%	5.94%	5.92%	N/A	N/A	N/A
     Assumptions used to determine the benefit obligation as of December 31 are detailed below:

	SERP’s		Defined Benefit Plans
	2009	2008	2009	2008
Weighted average assumptions to determine benefit obligations
Discount rate	5.99%	6.02%	5.95%	6.10%
Expected long-term rate of return on plan assets	N/A	N/A	8.04%	8.02%
Rate of compensation increase	6.00%	5.94%	N/A	N/A
     Employer contributions to the SERP’s and Defined Benefit Plans during 2010 are expected to be $1.3 million and $3.7 million, respectively.
Plan Assets and Investment Policy
     The weighted-average asset allocations of the Company’s Defined Benefit Plans by asset category are as follows:

	December 31,
	2009	2008
Plan Assets
Equity securities	62%	56%
Debt securities	35%	39%
Other	3%	5%

Total	100%	100%

     Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. The Company’s target allocation ranges are as follows: equity securities 50% to 80%, debt securities 20% to 60% and other assets of 0% to 10%. The Company establishes its estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     The fair value measurements of the Company’s Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$551	$—	$—	$551
U.S. Government and corporate debt securities (1)	—	12,662	—	12,662
Common stock (2)	18,993	—	—	18,993
Mutual funds (3)	9,399	—	—	9,399

	$28,943	$12,662	$—	$41,605

(1)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

(2)	Comprised of primarily large domestic and international securities. Valued at the closing price reported on the active market on which the individual securities are traded.

(3)	Comprised of exchange traded funds, money market funds, and stock and bond funds. Valued at closing price for exchange traded funds and Net Asset Value (NAV) for open-end and closed-end mutual funds.
Postretirement Medical Plan
     In addition to the Company’s Defined Benefit Pension Plans, the Company’s wholly-owned subsidiary EMJ sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over the expected service period of the participants. The Company uses a measurement date of December 31 for its Postretirement Plan.
     Components of the net periodic pension expense associated with the Postretirement Plan are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Service cost	$826	$752	$764
Interest cost	773	752	610
Amortization of net loss	123	172	201

	$1,722	$1,676	$1,575

     The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year.	$14,016	$11,487
Service cost	826	752
Interest cost	773	752
Benefit payments	(335)	(162)
Change in assumptions	345	732
Actuarial (gain) loss	(1,240)	455

Benefit obligation at end of year	$14,385	$14,016

Unfunded status	$(14,385)	$(14,016)

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	December 31,
	2009	2008
	(in thousands)
Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(541)	$(528)
Accrued benefit liability (long-term)	(13,844)	(13,488)
Accumulated other comprehensive loss	2,975	3,993

Net amount recognized	$(11,410)	$(10,023)

Item not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$2,975	$3,993
     Assumptions used to determine net periodic benefit are detailed below:

	Year Ended December 31,
	2009	2008	2007
Weighted average assumptions to determine net cost
Discount rate	6.00%	6.25%	5.50%
Health care cost trend rate	10.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline	6.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2013	2012	2012
     Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2009	2008
Weighted average assumptions to determine benefit obligations
Discount rate	6.00%	6.00%
Health care cost trend rate	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2013	2012
     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in thousands)		(in thousands)
Effect on total service and interest cost components	$236	$(199)	$221	$(186)
Effect on postretirement benefit obligation	1,738	(1,499)	1,655	(1,427)
Summary Disclosures for All Defined Benefit Plans
     The following is a summary of benefit payments under the Company’s various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined	Post Retirement
	SERP’s	Benefit Plans	Medical Plan
	(in thousands)
2010	$1,329	$1,972	$557
2011	1,322	2,169	623
2012	1,211	2,336	673
2013	1,200	2,481	621
2014	1,341	2,598	752
2015 — 2019	11,919	15,958	5,884

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
     The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

		Defined	Post Retirement
	SERP’s	Benefit Plans	Medical Plan
	(in thousands)
Actuarial loss	$934	$319	$118
Prior service cost	(467)	79	—

Total	$467	$398	$118

Supplemental Bonus Plan
     In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. This resulted in a special additional contribution to the plan in shares of EMJ common stock to be made over a two-year period. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. As of December 31, 2009, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 145,336 shares of Reliance common stock totaling approximately $6.6 million. The adjustments to reflect this obligation at fair value based on the closing price of the Company common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the three year periods ended December 31, 2009 amounted to approximately $3.5 million, ($5.1) million and $2.4 million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.
Contributions to Company Sponsored Retirement Plans
     The Company’s expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Master Plan	$13,347	$16,356	$8,970
Other Defined Contribution Plans	1,359	7,299	10,020
Employee Stock Ownership Plan	1,200	1,100	1,100
Deferred Compensation Plan	1,413	583	—
Supplemental Executive Retirement Plans	3,057	5,915	3,979
Defined Benefit Plans	2,001	378	819
Post-Retirement Medical Plan	1,722	1,676	1,575

	$24,099	$33,307	$26,463

Note 12. Consolidated Equity
Common Stock
     The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company paid regular quarterly cash dividends on its common stock in 2009. The Company’s Board of Directors increased the quarterly dividend to $.10 per share of common stock in February 2008 from $.08 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders; however, under California law, for the election of members of the Board of Directors shareholders are entitled to cumulative voting rights.
Share Repurchase Program
     In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2009. No shares were repurchased during 2009. During 2008 and 2007, the Company repurchased 2,443,500 and

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
1,673,467 shares of its common stock at an average cost of $46.97 and $49.10 per share, respectively. Repurchased shares are redeemed and treated as authorized but unissued shares.
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
Other Comprehensive Income (Loss)
     Other comprehensive income (loss) included the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net Income	$149,176	$483,635	$408,289
Other comprehensive income (loss):
Foreign currency translation gain (loss)	25,870	(42,624)	24,681
Unrealized gain (loss) on investments, net of tax	524	(1,163)	(54)
Minimum pension liability, net of tax	4,099	(8,474)	(2,751)

Total other comprehensive gain (loss)	30,493	(52,261)	21,876

Comprehensive income	179,669	431,374	430,165
Comprehensive income attributable to the noncontrolling interests	(1,018)	(858)	(334)

Comprehensive income attributable to Reliance	$178,651	$430,516	$429,831

Accumulated Other Comprehensive Loss
     Comprehensive income (loss) are non-stockholder changes in equity. Accumulated other comprehensive (loss) income included the following:

	December 31,
	2009	2008
	(in thousands)
Foreign currency translation gain (loss)	$10,648	$(15,222)
Unrealized loss on investments, net of tax	(448)	(972)
Minimum pension liability, net of tax	(11,723)	(15,822)

Total accumulated other comprehensive loss	$(1,523)	$(32,016)

     Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of deferred income tax assets of $0.3 million and $7.3 million, respectively, as of December 31, 2009 and $0.5 million and $9.8 million, respectively, as of December 31, 2008.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Note 13. Other Income (Expense), net
     Significant components of Other income (expense), net are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Interest and dividend income from life insurance policies	$34,666	$27,314	$27,996
Interest expense on life insurance policy loans	(31,685)	(29,175)	(28,895)
Life insurance policy premium expense	(4,720)	(4,940)	(4,812)
Income from life insurance policy redemptions	5,201	1,422	1,093
Foreign currency exchange gains (losses)	244	(5,957)	7,337
Rental income	3,138	3,737	1,933
Interest income	1,417	2,063	2,628
Equity in earnings of unconsolidated entities	1,395	565	—
All other, net	2,968	1,131	2,651

	$12,624	$(3,840)	$9,931

Note 14. Commitments and Contingencies
Lease Commitments
     The Company leases land, buildings and equipment under non-cancelable operating leases expiring in various years through 2031. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non-cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2009:

	Operating	Capital
	Leases	Leases
	(in thousands)
2010	$57,328	$814
2011	47,243	805
2012	38,066	780
2013	29,076	780
2014	22,726	759
Thereafter	105,639	338

	$300,078	$4,276

Less interest		(431)

Capital lease obligations		3,845
Less current portion		(663)

Long-term capital lease obligations		$3,182

     Total rental expense amounted to $75.8 million, $68.3 million and $61.1 million, for 2009, 2008 and 2007, respectively.
     Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $3.7 million, $3.7 million and $3.3 million for 2009, 2008 and 2007, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.
Collective Bargaining Agreements
     As of December 31, 2009, approximately 11% of the Company’s total employees are covered by collective bargaining agreements, which expire at various times over the next four years. Approximately 7% of the Company’s employees are covered by 22 different collective bargaining agreements that expire during 2010.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Environmental Contingencies
     The Company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. The Company’s operations use minimal amounts of such substances.
     The Company believes it is in material compliance with laws and regulations, however, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of the Company’s owned or leased properties are located in industrial areas with histories of heavy industrial use. The Company may incur some environmental liabilities because of the location of these properties. In addition, the Company is currently investigating and remediating contamination at certain properties that it has acquired or that acquired subsidiaries own or previously owned, but the Company does not expect these liabilities to have a material adverse impact on the financial position, results of operations or cash flows of the Company.
Legal Matters
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains various liability insurance coverages to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.
Note 15. Earnings Per Share
     The Company calculates basic and diluted earnings per share as required by the Earnings Per Share topic of the FASB Codification. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of warrants, options, and convertible securities, if any.
     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Reliance	$148,158	$482,777	$407,955

Denominator:
Denominator for basic earnings per share — Weighted average shares	73,446	73,102	75,623

Effect of dilutive securities:
Stock options	256	496	442

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	73,702	73,598	76,065

Net income per share attributable to Reliance shareholders — diluted	$2.01	$6.56	$5.36

Net income per share attributable to Reliance shareholders — basic	$2.02	$6.60	$5.39

     The computations of earnings per share for the years ended December 31, 2009, 2008 and 2007 do not include approximately 3,109,197, 2,311,000 and 1,055,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Balance Sheet
As of December 31, 2009
(in thousands)

			Non-
		Guarantor	Guarantor	Eliminations &
	Parent	Subsidiaries	Subsidiaries	Reclassifications	Consolidated
Assets
Cash and cash equivalents	$8,968	$6,890	$27,144	$—	$43,002
Accounts receivable, less allowance for doubtful accounts	48,344	451,234	34,293	—	533,871
Inventories	27,791	646,343	45,781	—	719,915
Intercompany receivables	300	15,845	1,940	(18,085)	—
Income taxes receivable	52,021	—	1,999	—	54,020
Prepaid expenses and other current assets	6,500	30,544	3,052	—	40,096

Total current assets	143,924	1,150,856	114,209	(18,085)	1,390,904

Investments in subsidiaries	1,642,191	155,039	612	(1,797,842)	—
Property, plant and equipment, net	92,706	840,606	47,947	—	981,259
Goodwill	23,780	1,002,775	54,769	—	1,081,324
Intangible assets, net	13,276	650,784	62,195	—	726,255
Intercompany receivables	1,857,443	—	—	(1,857,443)	—
Other assets	4,282	121,883	870	—	127,035

Total assets	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

Liabilities & Equity
Accounts payable	$16,853	$156,994	$13,351	$(18,085)	$169,113
Accrued compensation and retirement costs	11,557	51,588	3,867	—	67,012
Other current liabilities	49,109	41,195	4,094	—	94,398
Current maturities of long-term debt	78,250	—	8,133	—	86,383
Current maturities of capital lease obligations	—	634	29	—	663

Total current liabilities	155,769	250,411	29,474	(18,085)	417,569

Long-term debt	849,220	155	—	—	849,375
Intercompany borrowings	—	1,832,229	25,214	(1,857,443)	—
Deferred taxes and other long-term liabilities	166,181	263,050	2,480	—	431,711
Total Reliance shareholders’ equity	2,606,432	1,575,184	222,658	(1,797,842)	2,606,432
Noncontrolling interests	—	914	776	—	1,690

Total equity	2,606,432	1,576,098	223,434	(1,797,842)	2,608,122

Total liabilities and equity	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
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

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Statement of Income
For the year ended December 31, 2009
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$499,966	$4,736,573	$213,311	$(131,718)	$5,318,132

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	343,411	3,544,292	162,708	(131,800)	3,918,611
Warehouse, delivery, selling, general and administrative	86,786	950,118	53,537	(60,196)	1,030,245
Depreciation and amortization	12,974	101,347	4,563	—	118,884

	443,171	4,595,757	220,808	(191,996)	5,067,740

Operating income (loss)	56,795	140,816	(7,497)	60,278	250,392

Other income (expense):
Interest	(68,499)	(39,273)	(544)	40,793	(67,523)
Other income, net	101,642	7,555	4,498	(101,071)	12,624

Income (loss) before equity in earnings (losses) of subsidiaries and income taxes	89,938	109,098	(3,543)	—	195,493
Equity in earnings (losses) of subsidiaries	36,352	(4,143)	—	(32,209)	—

Income (loss) before income taxes	126,290	104,955	(3,543)	(32,209)	195,493
Income tax (benefit) provision	(21,868)	68,513	(328)	—	46,317

Net income (loss)	148,158	36,442	(3,215)	(32,209)	149,176
Less: Net income (loss) attributable to noncontrolling interests	—	1,054	(36)	—	1,018

Net income (loss) attributable to Reliance	$148,158	$35,388	$(3,179)	$(32,209)	$148,158

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Statement of Income
For the year ended December 31, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$868,472	$7,537,750	$402,405	$(89,783)	$8,718,844

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	645,619	5,712,679	288,316	(89,866)	6,556,748
Warehouse, delivery, selling, general and administrative	(30,304)	1,231,815	74,656	(64,966)	1,211,201
Depreciation and amortization	10,235	83,326	4,363	—	97,924

	625,550	7,027,820	367,335	(154,832)	7,865,873

Operating income	242,922	509,930	35,070	65,049	852,971

Other income (expense):
Interest	(86,526)	(27,243)	(1,665)	32,859	(82,575)
Other income (expense), net	97,718	2,051	(5,701)	(97,908)	(3,840)

Income before equity in earnings of subsidiaries and income taxes	254,114	484,738	27,704	—	766,556
Equity in earnings of subsidiaries	215,759	6,744	—	(222,503)	—

Income before income taxes	469,873	491,482	27,704	(222,503)	766,556
Income tax (benefit) provision	(12,904)	288,421	7,404	—	282,921

Net income	482,777	203,061	20,300	(222,503)	483,635
Less: Net income attributable to noncontrolling interests	—	842	16	—	858

Net income attributable to Reliance	$482,777	$202,219	$20,284	$(222,503)	$482,777

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Statement of Income
For the year ended December 31, 2007
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$913,752	$6,020,779	$380,062	$(58,914)	$7,255,679

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	679,287	4,514,290	283,580	(58,996)	5,418,161
Warehouse, delivery, selling, general and administrative	48,891	1,033,215	66,544	(114,511)	1,034,139
Depreciation and amortization	10,234	65,475	4,164	—	79,873

	738,412	5,612,980	354,288	(173,507)	6,532,173

Operating income	175,340	407,799	25,774	114,593	723,506

Other income (expense):
Interest	(84,060)	(19,432)	(3,237)	28,019	(78,710)
Other income, net	142,658	605	9,280	(142,612)	9,931

Income before equity in earnings of subsidiaries and income taxes	233,938	388,972	31,817	—	654,727
Equity in earnings of subsidiaries	173,271	5,332	—	(178,603)	—

Income before income taxes	407,209	394,304	31,817	(178,603)	654,727
Income tax (benefit) provision	(746)	237,218	9,966	—	246,438

Net income	407,955	157,086	21,851	(178,603)	408,289
Less: Net income attributable to noncontrolling interests	—	—	334	—	334

Net income attributable to Reliance	$407,955	$157,086	$21,517	$(178,603)	$407,955

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2009
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$148,158	$36,442	$(3,215)	$(32,209)	$149,176
Equity in (earnings) losses of subsidiaries	(36,352)	2,748	—	32,209	(1,395)
Adjustments to reconcile net income (loss) to cash provided by operating activities	(9,391)	772,732	31,874	—	795,215

Cash provided by operating activities	102,415	811,922	28,659	—	942,996

Investing activities:
Purchases of property, plant and equipment	(10,283)	(46,156)	(13,462)	—	(69,901)
Net advances from subsidiaries	748,898	—	—	(748,898)	—
Other investing activities, net	82	(24,010)	244	—	(23,684)

Cash provided by (used in) investing activities	738,697	(70,166)	(13,218)	(748,898)	(93,585)

Financing activities:
Net (repayments) borrowings of debt	(829,464)	(1,880)	176	—	(831,168)
Dividends paid	(29,383)	—	—	—	(29,383)
Intercompany (repayments) borrowings	—	(750,130)	1,232	748,898	—
Other financing activities, net	5,440	(2,057)	(2,661)	—	722

Cash used in financing activities	(853,407)	(754,067)	(1,253)	748,898	(859,829)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,425	—	1,425

(Decrease) increase in cash and cash equivalents	(12,295)	(12,311)	15,613	—	(8,993)
Cash and cash equivalents at beginning of period	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$8,968	$6,890	$27,144	$—	$43,002

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$482,777	$203,061	$20,300	$(222,503)	$483,635
Equity in earnings of subsidiaries	(215,759)	(7,309)	—	222,503	(565)
Adjustments to reconcile net income to cash provided by operating activities	73,943	100,485	7,186	—	181,614

Cash provided by operating activities	340,961	296,237	27,486	—	664,684

Investing activities:
Purchases of property, plant and equipment	(14,911)	(129,703)	(7,276)	—	(151,890)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(316,999)	(13,250)	—	—	(330,249)
Net advances from subsidiaries	205,413	—	—	(205,413)	—
Other investing activities, net	1,082	16,127	7,276	—	24,485

Cash used in investing activities	(125,415)	(126,826)	—	(205,413)	(457,654)

Financing activities:
Net (repayments) borrowings of debt	(109,075)	(2,386)	550	—	(110,911)
Dividends paid	(29,229)	—	—	—	(29,229)
Intercompany repayments	—	(171,351)	(34,062)	205,413	—
Common stock repurchases	(114,774)	—	—	—	(114,774)
Other financing activities, net	23,426	—	—	—	23,426

Cash used in financing activities	(229,652)	(173,737)	(33,512)	205,413	(231,488)
Effect of exchange rate changes on cash and cash equivalents	—	—	(570)	—	(570)

Decrease in cash and cash equivalents	(14,106)	(4,326)	(6,596)	—	(25,028)
Cash and cash equivalents at beginning of period	35,369	23,527	18,127	—	77,023

Cash and cash equivalents at end of period	$21,263	$19,201	$11,531	$—	$51,995

RELIANCE STEEL & ALUMINUM CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2007
(in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$407,955	$157,086	$21,851	$(178,603)	$408,289
Equity in earnings of subsidiaries	(173,271)	(5,332)	—	178,603	—
Adjustments to reconcile net income to cash provided by operating activities	37,085	197,736	(4,146)	—	230,675

Cash provided by operating activities	271,769	349,490	17,705	—	638,964

Investing activities:
Purchases of property, plant and equipment	(8,809)	(111,930)	(3,388)	—	(124,127)
Acquisitions of metals service centers and net asset purchases of metals service centers, net of cash acquired	(236,482)	(33,475)	—	—	(269,957)
Net advances from subsidiaries	118,423	—	—	(118,423)	—
Other investing activities, net	(492)	(25,315)	83	—	(25,724)

Cash used in investing activities	(127,360)	(170,720)	(3,305)	(118,423)	(419,808)

Financing activities:
Net repayments of debt	(39,183)	(36,682)	(43,885)	—	(119,750)
Dividends paid	(24,207)	—	—	—	(24,207)
Intercompany (repayments) borrowings	—	(156,063)	37,640	118,423	—
Common stock repurchases	(82,168)	—	—	—	(82,168)
Other financing activities, net	26,275	—	—	—	26,275

Cash used in financing activities	(119,283)	(192,745)	(6,245)	118,423	(199,850)
Effect of exchange rate changes on cash and cash equivalents	—	—	242	—	242

Increase (decrease) in cash and cash equivalents	25,126	(13,975)	8,397	—	19,548
Cash and cash equivalents at beginning of period	10,243	37,502	9,730	—	57,475

Cash and cash equivalents at end of period	$35,369	$23,527	$18,127	$—	$77,023

RELIANCE STEEL & ALUMINUM CO.
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	March 31,	June 30,	September 30,	December 31,
		(in thousands, except per share amounts)
2009:
Net sales	$1,558,535	$1,242,978	$1,243,373	$1,273,246
Cost of sales	$1,204,093	$960,093	$886,904	$867,521
Gross profit (1)	$354,442	$282,885	$356,469	$405,725
Net income (loss)	$20,388	$(5,556)	$42,077	$92,267
Net income (loss) attributable to Reliance	$20,118	$(5,787)	$41,757	$92,070
Diluted earnings (loss) per common share attributable to Reliance shareholders	$0.27	$(0.08)	$0.57	$1.25
Basic earnings (loss) per common share attributable to Reliance shareholders	$0.27	$(0.08)	$0.57	$1.25
2008:
Net sales	$1,908,170	$2,095,068	$2,572,836	$2,142,770
Cost of sales	$1,415,891	$1,508,134	$1,948,788	$1,683,935
Gross profit (1)	$492,279	$586,934	$624,048	$458,835
Net income	$107,458	$156,605	$153,122	$66,450
Net income attributable to Reliance	$107,395	$156,596	$152,498	$66,288
Diluted earnings per common share attributable to Reliance shareholders	$1.46	$2.12	$2.07	$0.90
Basic earnings per common share attributable to Reliance shareholders	$1.47	$2.14	$2.08	$0.90

(1)	Gross profit, calculated as Net sales less Cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our Cost of sales. Therefore, our Cost of sales is primarily comprised of the cost of the material we sell. The Company uses Gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in Gross profit and Gross profit margin can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.
     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period
Year Ended December 31, 2007 Allowance for doubtful accounts	$16,755	$3,918	$1,338	(1)	$5,858	(2)	$16,153
Year Ended December 31, 2008 Allowance for doubtful accounts	$16,153	$6,065	$7,875	(1)	$8,075	(2)	$22,018
Year Ended December 31, 2009 Allowance for doubtful accounts	$22,018	$18,775	$123		$19,647	(2)	$21,269

(1)	Additions from acquisitions charged to goodwill.

(2)	Uncollectible accounts written off, net of recoveries.
See accompanying reports of independent registered public accounting firms.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
     Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009 at a reasonable assurance level.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information.
     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Reliance Steel & Aluminum Co.:
We have audited Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for the years then ended, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and the 2009 and 2008 information in the financial statement schedule.
/s/ KPMG LLP
Los Angeles, California
February 26, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the annual meeting of shareholders to be held on May 19, 2010 are incorporated herein by reference.

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
Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2009 and 2008
(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
     All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.
(3)	Exhibits

Exhibit
Number	Description
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)
3.01	Registrant’s Restated Articles of Incorporation(2)
3.02	Registrant’s Amended and Restated Bylaws(3)
3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(4)
4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(5)
4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(11)
4.03	Amended and Restated Credit Agreement dated November 9, 2006 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (12)
4.04	First Amendment to Amended and Restated Credit Agreement dated as of July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (14)
4.05	Second Amendment to Amended and Restated Credit Agreement dated as of September 25, 2009 by and among Registrant, as Borrower, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (17)
4.06	Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto. (14)
10.01	Registrant’s Form of Indemnification Agreement for officers and directors(2)
10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)
10.03	Registrant’s Amended and Restated Directors Stock Option Plan (6)
10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto (7)
10.05	Omnibus Amendment to Note Purchase Agreements(8)
10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)

Exhibit
Number	Description
10.07	Omnibus Amendment No. 2 to Note Purchase Agreements(10)
10.08	Corporate Officers Bonus Plan effective January 1, 2008(15)
10.09	Registrant’s Deferred Compensation Plan effective December 1, 2008(16)
10.10	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009) (16)
14.01	Registrant’s Code of Conduct(13)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
24	Power of Attorney(18)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01 and 10.03, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K dated October 14, 2009.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Exhibits 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated November 20, 2006.

(6)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(7)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(8)	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 13, 2005.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated April 3, 2006.

(11)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Annual Report on Form 10-K filed March 15, 2005.

(14)	Incorporated by reference from Exhibits 4.2 and 4.3, respectively, to Registrant’s Current Report on Form 8-K, filed on August 7, 2008.

(15)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 21, 2008

(16)	Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant’s Form Annual Report on 10-K, for the year ended December 31, 2008.

(17)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 28, 2009.

(18)	Set forth on page 88 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 26th day of February 2010.

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

Signatures	Title	Date
/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 26, 2010
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 26, 2010
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 26, 2010
/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 26, 2010
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 26, 2010
/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 26, 2010
/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	February 26, 2010
/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 26, 2010
/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 26, 2010

EXHIBIT INDEX

Sequentially
Exhibit		Numbered
Number	Description	Page
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company(1)
3.01	Registrant’s Restated Articles of Incorporation(2)
3.02	Registrant’s Amended and Restated Bylaws(3)
3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998(4)
4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture(5)
4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan(11)
4.03	Amended and Restated Credit Agreement dated November 9, 2006 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (12)
4.04	First Amendment to Amended and Restated Credit Agreement dated as of July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (14)
4.05	Second Amendment to Amended and Restated Credit Agreement dated as of September 25, 2009 by and among Registrant, as Borrower, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein. (17)
4.06	Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto. (14)
10.01	Registrant’s Form of Indemnification Agreement for officers and directors(2)
10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996(4)
10.03	Registrant’s Amended and Restated Directors Stock Option Plan (6)
10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto (7)
10.05	Omnibus Amendment to Note Purchase Agreements(8)
10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto(9)
10.07	Omnibus Amendment No. 2 to Note Purchase Agreements(10)
10.08	Corporate Officers Bonus Plan effective January 1, 2008(15)
10.09	Registrant’s Deferred Compensation Plan effective December 1, 2008(16)
10.10	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009) (16)
14.01	Registrant’s Code of Conduct(13)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP
24	Power of Attorney(18)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K, originally filed on January 19, 2006.

(2)	Incorporated by reference from Exhibits 3.01 and 10.03, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)	Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K dated October 14, 2009.

(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Form Annual Report on 10-K, for the year ended December 31, 1996.

(5)	Incorporated by reference from Exhibits 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated November 20, 2006.

(6)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(7)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(8)	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 13, 2005.

(9)	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003.

(10)	Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated April 3, 2006.

(11)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(12)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 9, 2006.

(13)	Incorporated by reference from Exhibit 14.01 to Registrant’s Annual Report on Form 10-K filed March 15, 2005.

(14)	Incorporated by reference from Exhibits 4.2 and 4.3, respectively, to Registrant’s Current Report on Form 8-K, filed on August 7, 2008.

(15)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 21, 2008

(16)	Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant’s Form Annual Report on 10-K, for the year ended December 31, 2008.

(17)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 28, 2009.

(18)	Set forth on page 88 of this report.