Form 10-Q
period 2010-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2010-05-07
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2010, 74,198,897 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,306	$43,002
Accounts receivable, less allowance for doubtful accounts of $19,394 at March 31, 2010 and $21,269 at December 31, 2009	691,983	533,871
Inventories	845,275	719,915
Prepaid expenses and other current assets	35,057	40,096
Income taxes receivable	36,309	54,020

Total current assets	1,660,930	1,390,904
Property, plant and equipment:
Land	131,172	131,009
Buildings	555,926	543,590
Machinery and equipment	838,906	829,154
Accumulated depreciation	(543,499)	(522,494)

	982,505	981,259

Goodwill	1,082,469	1,081,324
Intangible assets, net	720,582	726,255
Cash surrender value of life insurance policies, net	90,522	92,860
Investments in unconsolidated entities	21,225	20,880
Other assets	13,468	13,295

Total assets	$4,571,701	$4,306,777

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$299,294	$169,113
Accrued expenses	54,632	55,264
Accrued compensation and retirement costs	63,579	67,012
Accrued insurance costs	39,552	39,134
Current maturities of long-term debt	86,934	86,383
Current maturities of capital lease obligations	663	663

Total current liabilities	544,654	417,569
Long-term debt	928,410	849,375
Capital lease obligations	3,018	3,182
Long-term retirement costs and other long-term liabilities	94,405	92,632
Deferred income taxes	335,466	335,897
Commitments and contingencies
Reliance shareholders’ equity:
Preferred stock, no par value:
Authorized shares – 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares – 100,000,000 Issued and outstanding shares – 74,103,570 at March 31, 2010 and 73,750,771 at December 31, 2009, stated capital	600,073	587,612
Retained earnings	2,059,953	2,020,343
Accumulated other comprehensive income (loss)	3,695	(1,523)

Total Reliance shareholders’ equity	2,663,721	2,606,432
Noncontrolling interests	2,027	1,690

Total equity	2,665,748	2,608,122

Total liabilities and equity	$4,571,701	$4,306,777

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,454,075	$1,558,535

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,075,962	1,204,093
Warehouse, delivery, selling, general and administrative	269,274	276,634
Depreciation and amortization	29,078	29,847

	1,374,314	1,510,574

Operating income	79,761	47,961

Other income (expense):
Interest	(15,083)	(19,316)
Other income, net	1,127	1,924

Income before income taxes	65,805	30,569
Income tax provision	20,818	10,181

Net income	44,987	20,388
Less: Net income attributable to noncontrolling interests	337	270

Net income attributable to Reliance	$44,650	$20,118

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$0.60	$0.27

Weighted average shares outstanding – diluted	74,184,403	73,323,713

Basic earnings per common share attributable to Reliance shareholders	$0.60	$0.27

Weighted average shares outstanding – basic	73,862,445	73,317,140

Cash dividends per share	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$44,987	$20,388
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,078	29,847
Deferred income tax benefit	(486)	(1,472)
Loss (gain) on sales of property, plant and equipment	101	(117)
Equity in earnings of unconsolidated entities	(665)	(65)
Dividends received from unconsolidated entities	320	—
Stock based compensation expense	3,698	3,597
Excess tax benefits from stock based compensation	(2,343)	—
Net loss from life insurance policies	582	1,386
Changes in operating assets and liabilities:
Accounts receivable	(157,568)	160,041
Inventories	(124,973)	194,719
Prepaid expenses and other assets	22,699	(3,671)
Accounts payable and other liabilities	130,305	(90,120)

Net cash (used in) provided by operating activities	(54,265)	314,533

Investing activities:
Purchases of property, plant and equipment	(23,051)	(15,172)
Proceeds from sales of property, plant and equipment	672	353
Net proceeds from redemption of life insurance policies	1,756	2,463

Net cash used in investing activities	(20,623)	(12,356)

Financing activities:
Proceeds from borrowings	150,478	102,000
Principal payments on long-term debt and short-term borrowings	(71,237)	(411,625)
Payments to noncontrolling interest holders	—	(735)
Dividends paid	(7,383)	(7,332)
Excess tax benefit from stock based compensation	2,343	—
Exercise of stock options	8,763	62
Issuance of common stock	—	258
Noncontrolling interest purchase	—	(2,506)

Net cash provided by (used in) financing activities	82,964	(319,878)
Effect of exchange rate changes on cash	1,228	(651)

Increase (decrease) in cash and cash equivalents	9,304	(18,352)
Cash and cash equivalents at beginning of year	43,002	51,995

Cash and cash equivalents at end of period	$52,306	$33,643

Supplemental cash flow information:
Interest paid during the period	$2,111	$15,074
Income taxes paid during the period	$1,692	$19,087

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

2. Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) for accounting for variable interest entities. These changes replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The changes also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of these changes did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2010 is as follows:

(In thousands)
Balance as of December 31, 2009	$1,081,324
Effect of foreign currency translation	1,145

Balance as of March 31, 2010	$1,082,469

The Company had no accumulated impairment losses related to goodwill as of March 31, 2010.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Intangible Assets, net

The following table summarizes the Company’s intangible assets, net:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,607)	$6,853	$(6,558)
Loan fees	23,868	(11,460)	23,868	(10,592)
Customer lists/relationships	346,192	(64,862)	345,035	(58,749)
Software – internal use	8,100	(3,240)	8,100	(3,038)
Other	4,966	(1,429)	4,949	(1,297)

	389,979	(87,598)	388,805	(80,234)

Intangible assets not subject to amortization:
Trade names	418,201	—	417,684	—

	$808,180	$(87,598)	$806,489	$(80,234)

The Company recognized amortization expense for intangible assets of approximately $7.2 million and $7.0 million for the three months ended March 31, 2010 and 2009, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining nine months of 2010 and each of the succeeding five years is as follows:

(In thousands)
2010	$21,621
2011	28,565
2012	28,024
2013	25,344
2014	23,344
2015	21,780

5. Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were 31.6% and 33.3%, respectively. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during both periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009

	(In thousands)
Unsecured revolving credit facility due November 9, 2012	$194,000	$115,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	10,234	9,684

Total	1,017,234	937,684
Less unamortized discount	(1,890)	(1,926)
Less amounts due within one year	(86,934)	(86,383)

Total long-term debt	$928,410	$849,375

Unsecured Revolving Credit Facility

The Company’s $1.1 billion unsecured revolving credit facility has 16 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to adjust certain financial ratio requirements (primarily related to minimum interest coverage ratio and maximum leverage ratio) until June 30, 2010 at which time these ratios adjust back to the pre-amendment levels. With the amendment, the pricing on the revolving credit facility was adjusted to market rates and restrictions were placed on certain uses of cash until June 30, 2010 for acquisitions, dividends, investments, and stock repurchases. Also, with the amendment, the Company extended the maturity date of $1.02 billion in commitments for 14 extending lenders through November 9, 2012, while the maturity date of $80.0 million in commitments for non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of March 31, 2010. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of March 31, 2010. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of March 31, 2010. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter prospectively based on the Company’s leverage ratio.

Weighted average rates on borrowings outstanding on the revolving credit facility were 3.61% and 3.51% as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the Company had $50.5 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $74.5 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

The Company also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a reduced credit limit of CAD$5.0 million. There were no borrowings outstanding on these revolving credit facilities as of March 31, 2010 and December 31, 2009.

Various other separate revolving credit facilities with a combined credit limit of approximately $22.3 million are in place for operations in: a) Asia with outstanding balances of $7.0 million and $6.6 million as of March 31, 2010 and December 31, 2009, respectively, and b) the United Kingdom with outstanding balances of $1.7 million and $1.5 million as of March 31, 2010 and December 31, 2009, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Senior Unsecured Notes – Private Placements

The Company also has $213.0 million of outstanding senior unsecured notes issued in private placements of debt as of March 31, 2010. At March 31, 2010, the outstanding senior notes bear interest at a weighted average fixed rate of 5.71% and have a weighted average remaining life of 1.7 years, maturing from October 2010 to July 2013.

Senior Unsecured Notes – Publicly Traded

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

Covenants

The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. The Company’s interest coverage ratio for the last twelve-month period ended March 31, 2010 was approximately 4.7 times compared to the debt covenant minimum requirement of 2.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of March 31, 2010 calculated in accordance with the terms of the revolving credit facility was 28.6% compared to the financial covenant maximum amount of 50% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). Beginning June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjust back to the pre-amendment levels of 3.0 times and 60%, respectively. The minimum net worth requirement as of March 31, 2010 was $950.6 million compared to Reliance shareholders’ equity balance of $2.66 billion as of March 31, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 99% of our total consolidated EBITDA for the last twelve months and approximately 93% of total consolidated tangible assets as of March 31, 2010.

The Company was in compliance with all debt covenants as of March 31, 2010.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. Total Equity

Common Stock

During the three months ended March 31, 2010, the Company issued 352,799 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $8.8 million.

Stock Based Compensation

On February 23, 2010, the Company granted 1,003,400 options to acquire its common stock to key employees with an exercise price equal to the fair market value as of the date of the grant. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life – 4.8 years; Expected volatility – 59.7%; Dividend yield – 0.9%; Risk-free interest rate – 2.4%; Exercise price – $42.81.

Share Repurchase Program

Under the Company’s current stock repurchase program 7,883,033 shares of common stock remain available for repurchase as of March 31, 2010. No shares were repurchased in 2010 or 2009. Repurchased shares are redeemed and treated as authorized but unissued shares.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) included the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income	$44,987	$20,388
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	5,093	(5,222)
Unrealized gain on investments, net of tax	122	100
Minimum pension liability, net of tax	3	(19)

Total other comprehensive income (loss), net of tax	5,218	(5,141)

Comprehensive income	50,205	15,247
Comprehensive income attributable to the noncontrolling interests	(337)	(270)

Comprehensive income attributable to Reliance	$49,868	$14,977

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Foreign currency translation gain	$15,741	$10,648
Unrealized loss on investments, net of tax	(326)	(448)
Minimum pension liability, net of tax	(11,720)	(11,723)

Total accumulated other comprehensive income (loss)	$3,695	$(1,523)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of deferred income tax assets of approximately $0.3 million and $7.3 million as of March 31, 2010 and December 31, 2009, respectively.

8. Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except for share and per share amounts)
Numerator:
Net income attributable to Reliance	$44,650	$20,118

Denominator:
Denominator for basic earnings per share – Weighted average shares	73,862,445	73,317,140

Effect of dilutive securities:
Stock options	321,958	6,573

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	74,184,403	73,323,713

Net income per share attributable to Reliance shareholders – diluted	$0.60	$0.27

Net income per share attributable to Reliance shareholders – basic	$0.60	$0.27

The computations of earnings per share for the three months ended March 31, 2010 and 2009 do not include 2,137,300 and 3,391,022 weighted average shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Condensed Consolidating Financial Statements

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

Condensed Unaudited Consolidating Balance Sheet

As of March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$13,486	$5,930	$32,890	$—	$52,306
Accounts receivable, less allowance for doubtful accounts	61,543	583,441	46,999	—	691,983
Inventories	38,681	760,701	45,893	—	845,275
Intercompany receivables	527	18,609	763	(19,899)	—
Income taxes receivable	43,262	(9,183)	2,230	—	36,309
Prepaid expenses and other current assets	1,234	28,885	4,938	—	35,057

Total current assets	158,733	1,388,383	133,713	(19,899)	1,660,930

Investments in subsidiaries	1,691,171	152,897	612	(1,844,680)	—
Property, plant and equipment, net	91,834	839,828	50,843	—	982,505
Goodwill	23,780	1,002,775	55,914	—	1,082,469
Intangible assets, net	12,409	644,888	63,285	—	720,582
Intercompany receivables	1,944,759	—	—	(1,944,759)	—
Other assets	4,282	119,444	1,489	—	125,215

Total assets	$3,926,968	$4,148,215	$305,856	$(3,809,338)	$4,571,701

Liabilities & Equity
Accounts payable	$26,980	$266,072	$26,141	$(19,899)	$299,294
Accrued compensation and retirement costs	9,678	49,674	4,227	—	63,579
Other current liabilities	53,498	36,245	4,441	—	94,184
Current maturities of long-term debt	78,250	—	8,684	—	86,934
Current maturities of capital lease obligations	—	640	23	—	663

Total current liabilities	168,406	352,631	43,516	(19,899)	544,654

Long-term debt	928,256	154	—	—	928,410
Intercompany borrowings	—	1,920,638	24,121	(1,944,759)	—
Deferred taxes and other long-term liabilities	166,585	263,731	2,573	—	432,889
Total Reliance shareholders’ equity	2,663,721	1,609,839	234,841	(1,844,680)	2,663,721
Noncontrolling interests	—	1,222	805	—	2,027

Total equity	2,663,721	1,611,061	235,646	(1,844,680)	2,665,748

Total liabilities and equity	$3,926,968	$4,148,215	$305,856	$(3,809,338)	$4,571,701

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$8,968	$6,890	$27,144	$—	$43,002
Accounts receivable, less allowance for doubtful accounts	48,344	451,234	34,293	—	533,871
Inventories	27,791	646,343	45,781	—	719,915
Intercompany receivables	300	15,845	1,940	(18,085)	—
Income taxes receivable	52,021	—	1,999	—	54,020
Prepaid expenses and other current assets	6,500	30,544	3,052	—	40,096

Total current assets	143,924	1,150,856	114,209	(18,085)	1,390,904

Investments in subsidiaries	1,642,191	155,039	612	(1,797,842)	—
Property, plant and equipment, net	92,706	840,606	47,947	—	981,259
Goodwill	23,780	1,002,775	54,769	—	1,081,324
Intangible assets, net	13,276	650,784	62,195	—	726,255
Intercompany receivables	1,857,443	—	—	(1,857,443)	—
Other assets	4,282	121,883	870	—	127,035

Total assets	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

Liabilities & Equity
Accounts payable	$16,853	$156,994	$13,351	$(18,085)	$169,113
Accrued compensation and retirement costs	11,557	51,588	3,867	—	67,012
Other current liabilities	49,109	41,195	4,094	—	94,398
Current maturities of long-term debt	78,250	—	8,133	—	86,383
Current maturities of capital lease obligations	—	634	29	—	663

Total current liabilities	155,769	250,411	29,474	(18,085)	417,569

Long-term debt	849,220	155	—	—	849,375
Intercompany borrowings	—	1,832,229	25,214	(1,857,443)	—
Deferred taxes and other long-term liabilities	166,181	263,050	2,480	—	431,711
Total Reliance shareholders’ equity	2,606,432	1,575,184	222,658	(1,797,842)	2,606,432
Noncontrolling interests	—	914	776	—	1,690

Total equity	2,606,432	1,576,098	223,434	(1,797,842)	2,608,122

Total liabilities and equity	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Operations

For the three months ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$139,527	$1,283,036	$72,646	$(41,134)	$1,454,075

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	109,825	954,453	52,839	(41,155)	1,075,962
Warehouse, delivery, selling, general and administrative	27,133	246,735	15,863	(20,457)	269,274
Depreciation and amortization	3,114	24,690	1,274	—	29,078

	140,072	1,225,878	69,976	(61,612)	1,374,314

Operating (loss) income	(545)	57,158	2,670	20,478	79,761

Other income (expense):
Interest	(15,309)	(10,480)	(169)	10,875	(15,083)
Other income, net	31,551	924	5	(31,353)	1,127

Income before equity in earnings of subsidiaries and income taxes	15,697	47,602	2,506	—	65,805
Equity in earnings of subsidiaries	22,507	450	—	(22,957)	—

Income before income taxes	38,204	48,052	2,506	(22,957)	65,805
Income tax (benefit) provision	(6,446)	26,823	441	—	20,818

Net income	44,650	21,229	2,065	(22,957)	44,987
Less: Net income attributable to noncontrolling interests	—	309	28	—	337

Net income attributable to Reliance	$44,650	$20,920	$2,037	$(22,957)	$44,650

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Operations

For the three months ended March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$139,485	$1,393,015	$60,791	$(34,756)	$1,558,535

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	107,396	1,085,334	46,139	(34,776)	1,204,093
Warehouse, delivery, selling, general and administrative	18,783	262,518	14,235	(18,902)	276,634
Depreciation and amortization	2,729	26,067	1,051	—	29,847

	128,908	1,373,919	61,425	(53,678)	1,510,574

Operating income (loss)	10,577	19,096	(634)	18,922	47,961

Other income (expense):
Interest	(19,826)	(12,965)	(148)	13,623	(19,316)
Other income (expense), net	32,678	2,028	(237)	(32,545)	1,924

Income (loss) before equity in earnings (losses) of subsidiaries and income taxes	23,429	8,159	(1,019)	—	30,569
Equity in earnings (losses) of subsidiaries	4,492	(395)	—	(4,097)	—

Income (loss) before income taxes	27,921	7,764	(1,019)	(4,097)	30,569
Income tax provision (benefit)	7,803	2,579	(201)	—	10,181

Net income (loss)	20,118	5,185	(818)	(4,097)	20,388
Less: Net income (loss) attributable to noncontrolling interests	—	337	(67)	—	270

Net income (loss) attributable to Reliance	$20,118	$4,848	$(751)	$(4,097)	$20,118

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the three months ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$44,650	$21,229	$2,065	$(22,957)	$44,987
Equity in earnings of subsidiaries	(22,507)	(1,115)	—	22,957	(665)
Adjustments to reconcile net income to cash provided by (used in) operating activities	(6,700)	(92,787)	900	—	(98,587)

Cash provided by (used in) operating activities	15,443	(72,673)	2,965	—	(54,265)

Investing activities:
Purchases of property, plant and equipment	(1,364)	(18,634)	(3,053)	—	(23,051)
Net advances to subsidiaries	(87,316)	—	—	87,316	—
Other investing activities, net	(4,968)	2,102	244	5,050	2,428

Cash used in investing activities	(93,648)	(16,532)	(2,809)	92,366	(20,623)

Financing activities:
Net borrowings (repayments) of debt	79,000	(164)	405	—	79,241
Dividends paid	(7,383)	—	—	—	(7,383)
Intercompany borrowings (repayments)	—	88,409	(1,093)	(87,316)	—
Other financing activities, net	11,106	—	5,050	(5,050)	11,106

Cash provided by financing activities	82,723	88,245	4,362	(92,366)	82,964
Effect of exchange rate changes on cash and cash equivalents	—	—	1,228	—	1,228

Increase (decrease) in cash and cash equivalents	4,518	(960)	5,746	—	9,304
Cash and cash equivalents at beginning of period	8,968	6,890	27,144	—	43,002

Cash and cash equivalents at end of period	$13,486	$5,930	$32,890	$—	$52,306

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the three months ended March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$20,118	$5,185	$(818)	$(4,097)	$20,388
Equity in (earnings) losses of subsidiaries	(4,492)	395	—	4,097	—
Adjustments to reconcile net income (loss) to cash provided by operating activities	35,682	252,468	5,995	—	294,145

Cash provided by operating activities	51,308	258,048	5,177	—	314,533

Investing activities:
Purchases of property, plant and equipment	(560)	(12,331)	(2,281)	—	(15,172)
Net advances from subsidiaries	255,776	—	—	(255,776)	—
Other investing activities, net	22	2,575	219	—	2,816

Cash provided by (used in) investing activities	255,238	(9,756)	(2,062)	(255,776)	(12,356)

Financing activities:
Net repayments of debt	(307,750)	(608)	(1,267)	—	(309,625)
Dividends paid	(7,332)	—	—	—	(7,332)
Intercompany (repayments) borrowings	—	(257,673)	1,897	255,776	—
Other financing activities, net	320	(735)	(2,506)	—	(2,921)

Cash used in financing activities	(314,762)	(259,016)	(1,876)	255,776	(319,878)
Effect of exchange rate changes on cash and cash equivalents	—	—	(651)	—	(651)

(Decrease) increase in cash and cash equivalents	(8,216)	(10,724)	588	—	(18,352)
Cash and cash equivalents at beginning of period	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$13,047	$8,477	$12,119	$—	$33,643

RELIANCE STEEL & ALUMINUM CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth certain income statement data for the three months ended March 31, 2010 and 2009 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2010		2009
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,454,075	100.0%	$1,558,535	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,075,962	74.0	1,204,093	77.3
Gross profit (1)	378,113	26.0	354,442	22.7
S,G&A expenses	269,274	18.5	276,634	17.7
Depreciation expense	21,850	1.5	22,812	1.5
Amortization expense	7,228	0.5	7,035	0.5

Operating income	$79,761	5.5%	$47,961	3.1%

(1)

Gross profit, calculated as Net sales less Cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our Cost of sales. Therefore, our Cost of sales is primarily comprised of the cost of the material we sell. The Company uses Gross profit and Gross profit margin as shown above as measures of operating performance. Gross profit and Gross profit margin are important operating and financial measures, as fluctuations in Gross profit and Gross profit margin can have a significant impact on our earnings. Gross profit and Gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Net Sales. In the 2010 first quarter, our consolidated net sales decreased 6.7% to $1.45 billion from $1.56 billion in the 2009 first quarter. This includes a 2.5% decrease in tons sold and a 5.0% decrease in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip, Inc. and Feralloy Corporation.)

In the 2009 first quarter, prices for carbon steel products were declining rapidly. This continued through the 2009 second quarter. Pricing generally stabilized for most carbon steel products at that time. Carbon steel mills increased prices for most products beginning January 2010 and continued to increase prices through the 2010 first quarter due mainly to increased raw material costs; however, prices were still generally lower than in the 2009 first quarter. A change in our product mix towards a lower proportion of carbon steel products also tempered the decline in our average selling price as the average selling prices of our other products generally increased in the 2010 first quarter compared to the 2009 first quarter. Carbon steel products, which typically have lower selling prices than other products we sell, represented 52% of our 2010 first quarter sales, compared to 58% of our sales in the same period in 2009.

Cost of Sales. In the 2010 first quarter, our cost of sales decreased 10.6% to $1.08 billion compared to $1.20 billion in the 2009 first quarter. The decrease in cost of sales is due to our decrease in tons sold along with lower inventory costs on hand as we had worked through our higher cost inventory by the end of 2009.

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $5.0 million in the 2010 first quarter compared to a credit, or income, of $75.0 million in the 2009 first quarter. We currently estimate our full year 2010 LIFO adjustment to be a charge, or expense, of $20.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2010 will be higher than at January 1, 2010. However, we do anticipate that mill prices, generally, will decline somewhat from currently announced levels (i.e., May 2010) in the 2010 second half.

Gross Profit. Our gross profit increased 6.7% to $378.1 million for the 2010 first quarter, compared to $354.4 million in the 2009 first quarter. Our gross profit as a percentage of sales in the 2010 first quarter was 26.0%, compared to 22.7% in the 2009 first quarter.

During the first half of 2009, we were reducing our inventory levels to generate cash and selling high cost inventory into a declining market which adversely affected our gross profit margin. In mid-2009 our inventory costs were better aligned with current replacement costs and demand had generally stabilized. Increases in mill prices since that time have supported our increased selling prices resulting in increased profit margin. Our LIFO reserve adjustment that was a charge, or expense to cost of sales in the 2010 three-month period compared to a credit, or income in the comparable 2009 period also impacted our gross profit margins. See “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses. Our 2010 first quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses decreased $7.4 million, or 2.7%, from the 2009 first quarter and were 18.5% as a percentage of sales, up slightly from 17.7% in the 2009 first quarter. The decrease in our S,G&A expense includes a decrease of $7.6 million of expense related to potentially uncollectible customer accounts from the 2009 first quarter as the quality of our accounts receivable has improved.

Our cost structure is highly variable, with about 60% of our expenses personnel-related. In 2009, we reduced our headcount by over 1,700 employees, or 16% from 2008 year-end levels, with most reductions occurring in the first half of the year. Total compensation related expenses in 2009 were lower because of these personnel reductions as well as reduced commission and incentive expenses due to lower gross profit and pre-tax income levels. Since employees throughout our workforce have a significant portion of compensation tied to profitability, and our gross profit margins and pre-tax profits improved significantly in the 2010 first quarter, our commission and incentive expense increased from the 2009 levels.

Operating Income. Our 2010 first quarter operating income was $79.8 million, resulting in an operating income margin of 5.5%, compared to $48.0 million, or a 3.1% operating income margin in the 2009 first quarter. The higher gross profit margin generated on lower sales combined with decreases in expenses significantly improved our operating income.

Other Income and Expense. Interest expense was $15.1 million in the 2010 first quarter, a decrease of $4.2 million from $19.3 million in the 2009 first quarter. The decrease was mainly due to our lower debt levels.

Income Tax Rate. Our effective income tax rate in the 2010 first quarter was 31.6% compared to our 2009 first quarter rate of 33.3%. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during both periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

Net Income. Net income attributable to Reliance for the 2010 first quarter was $44.7 million compared to $20.1 million in the 2009 first quarter. The increase was primarily due to higher gross profit dollars due to improved gross profit margins and lower S,G&A and interest expenses.

Liquidity and Capital Resources

Operating Activities

At March 31, 2010, our working capital was $1.12 billion, up from $973.3 million at December 31, 2009. Due to improving business conditions in the 2010 first quarter, we increased our working capital, which resulted in cash flow used in operating activities of $54.3 million. During the 2009 first quarter, we were focused on reducing our working capital as a result of declining demand and pricing for our products, generating $314.5 million of cash flow from operations. Increases of $157.6 million in our accounts receivable balance and $130.4 million in our FIFO inventory level, offset by a $130.3 million increase in our accounts payable and accrued expenses were the primary contributors to our increase in working capital during the 2010 first quarter.

To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are the two most significant elements of our working capital. As of March 31, 2010 our days sales outstanding improved to approximately 42 days compared to 42 1/2 days at December 31, 2009. (We calculate our days sales outstanding (“DSO”) as an average of the most recent two-month period.) Our accounts receivable balance increased due to improved sales levels from December 31, 2009.

Our inventory turn rate during the 2010 first quarter was about 4.7 times (or 2.6 months on hand), compared to our 2009 first quarter rate of 3.4 times (or 3.5 months on hand). Our March 31, 2010 FIFO inventory levels increased from December 31, 2009 levels as we better aligned our inventory quantities with higher shipment levels.

Investing Activities

Capital expenditures were $23.1 million during the 2010 first quarter compared to $15.2 million during the 2009 first quarter. Our 2010 capital expenditures are budgeted at approximately $140.0 million and include many growth projects.

Financing Activities

The increase in our working capital during the 2010 first quarter was primarily funded by net borrowings of $79.2 million. We paid dividends to our shareholders of $7.4 million during the 2010 first quarter. On April 21, 2010, our Board of Directors declared the 2010 second quarter cash dividend of $.10 per share. We have paid regular quarterly dividends to our shareholders for 51 consecutive years.

Under our current stock repurchase program 7.9 million shares of common stock remain available for repurchase as of March 31, 2010. Repurchased shares are treated as authorized but unissued shares. No shares were repurchased in 2010 or 2009. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

Liquidity

Our primary sources of liquidity are generally our internally generated funds from operations and our $1.1 billion revolving credit facility. In the 2010 first quarter we used cash in operations of $54.3 million, compared to generating $314.5 million of cash from operations in the 2009 first quarter.

Our outstanding debt (including capital lease obligations) at March 31, 2010 was $1.02 billion, up slightly from $939.6 million at December 31, 2009. At March 31, 2010, we had $194.0 million outstanding on our $1.1 billion revolving credit facility.

On September 28, 2009, we amended our $1.1 billion revolving credit facility to adjust certain financial covenants. Our interest coverage ratio requirement was reduced to a minimum 2.0 times from 3.0 times and our leverage ratio requirement was reduced to a maximum of 50% from a maximum of 60% until June 30, 2010, at which time these ratios adjust back to the pre-amendment levels. With the amendment, our pricing was adjusted to rates in effect at the time. Restrictions were placed on certain uses of cash including cash used for acquisitions, dividends, investments and stock repurchases through June 30, 2010. Additionally, with the amendment of our credit facility, we extended the maturity date of the revolving credit facility by one year from November 2011 to November 2012 for $1.02 billion of commitments. Concurrent with the amendment and extension of our revolving credit facility, we also paid off the remaining balance on our term loan.

The Company also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a credit limit of CAD$5.0 million. There were no borrowings outstanding on these revolving credit facilities as of March 31, 2010 and December 31, 2009. Various other separate revolving credit facilities are in place for our operations in Asia and for our operations in the United Kingdom with total combined outstanding balances of $8.7 million and $8.1 million at March 31, 2010 and December 31, 2009, respectively.

Capital Resources

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

At March 31, 2010, we also had $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 1.7 years, maturing from October 2010 to July 2013.

Our net debt-to-total capital ratio was 26.6% at March 31, 2010; up slightly from our 2009 year-end rate of 25.6%, but down significantly from 36.9% at March 31, 2009 (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

We have $147.6 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility, subject to the restrictions on the use of cash described above, or by accessing the capital markets.

Covenants

Our $1.1 billion syndicated credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the last twelve month period ended March 31, 2010 was approximately 4.7 times compared to the debt covenant minimum requirement of 2.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at March 31, 2010, calculated in accordance with the terms of the credit agreement, was 28.6% compared to the debt covenant maximum amount of 50% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at March 31, 2010 was $950.6 million compared to the Reliance shareholders’ equity balance of $2.66 billion at March 31, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 99% of our total consolidated EBITDA for the last twelve months and approximately 93% of total consolidated tangible assets as of March 31, 2010.

We were in compliance with all debt covenants at March 31, 2010.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.08 billion at March 31, 2010, or approximately 23.7% of total assets, or 40.6% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $720.6 million at March 31, 2010, or approximately 15.8% of total assets, or 27.1% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2009 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2010 annual impairment tests of goodwill will be performed as of November 1, 2010 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of March 31, 2010, we have noted no indications of impairment.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Annual Report on Form 10-K for the year ended December 31, 2009. We do not believe that any of the new accounting guidance implemented during 2010 changed our critical accounting policies.

New Accounting Guidance

See Notes to Unaudited Consolidated Financial Statements for disclosure on new accounting guidance issued or implemented.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk factors since December 31, 2009. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report on Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 6, 2010	By:	/s/ DAVID H. HANNAH
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/ KARLA LEWIS
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