Form 10-Q
period 2010-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2010-08-06
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 74,266,446 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,403	$43,002
Accounts receivable, less allowance for doubtful accounts of $17,273 at June 30, 2010 and $21,269 at December 31, 2009	736,404	533,871
Inventories	896,660	719,915
Prepaid expenses and other current assets	34,836	40,096
Income taxes receivable	7,030	54,020

Total current assets	1,722,333	1,390,904
Property, plant and equipment:
Land	133,103	131,009
Buildings	567,976	543,590
Machinery and equipment	859,332	829,154
Accumulated depreciation	(577,523)	(522,494)

	982,888	981,259
Goodwill	1,081,319	1,081,324
Intangible assets, net	711,864	726,255
Cash surrender value of life insurance policies, net	87,507	92,860
Investments in unconsolidated entities	15,977	20,880
Other assets	16,632	13,295

Total assets	$4,618,520	$4,306,777

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$291,704	$169,113
Accrued expenses	50,317	55,927
Accrued compensation and retirement costs	71,016	67,012
Accrued insurance costs	38,514	39,134
Current maturities of long-term debt and short-term borrowings	86,966	86,383

Total current liabilities	538,517	417,569
Long-term debt	923,446	849,375
Long-term retirement costs	69,016	69,277
Other long-term liabilities	28,592	26,537
Deferred income taxes	334,062	335,897
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 74,258,946 at June 30, 2010 and 73,750,771 at December 31, 2009, stated capital	608,651	587,612
Retained earnings	2,114,688	2,020,343
Accumulated other comprehensive loss	(2,565)	(1,523)

Total Reliance shareholders’ equity	2,720,774	2,606,432
Noncontrolling interests	4,113	1,690

Total equity	2,724,887	2,608,122

Total liabilities and equity	$4,618,520	$4,306,777

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,
	2010	2009
Net sales	$1,620,585	$1,242,978
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,203,810	960,093
Warehouse, delivery, selling, general and administrative	272,187	247,875
Depreciation and amortization	29,977	29,580

	1,505,974	1,237,548

Operating income	114,611	5,430
Other income (expense):
Interest	(15,647)	(16,698)
Other (expense) income, net	(2,236)	1,832

Income (loss) before income taxes	96,728	(9,436)
Income tax provision (benefit)	33,923	(3,880)

Net income (loss)	62,805	(5,556)
Less: Net income attributable to noncontrolling interests	1,206	231

Net income (loss) attributable to Reliance	$61,599	$(5,787)

Earnings (loss) per share:
Diluted earnings (loss) per common share attributable to Reliance shareholders	$0.83	$(0.08)

Weighted average shares outstanding - diluted	74,517,743	73,376,023

Basic earnings (loss) per common share attributable to Reliance shareholders	$0.83	$(0.08)

Weighted average shares outstanding - basic	74,220,164	73,376,023

Cash dividends per share	$0.10	$0.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2010	2009
Net sales	$3,074,660	$2,801,513
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,279,772	2,164,186
Warehouse, delivery, selling, general and administrative	541,461	524,509
Depreciation and amortization	59,055	59,427

	2,880,288	2,748,122

Operating income	194,372	53,391
Other income (expense):
Interest	(30,730)	(36,014)
Other (expense) income, net	(1,109)	3,756

Income before income taxes	162,533	21,133
Income tax provision	54,741	6,301

Net income	107,792	14,832
Less: Net income attributable to noncontrolling interests	1,543	501

Net income attributable to Reliance	$106,249	$14,331

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.43	$0.19

Weighted average shares outstanding - diluted	74,354,767	73,527,944

Basic earnings per common share attributable to Reliance shareholders	$1.43	$0.20

Weighted average shares outstanding - basic	74,042,293	73,346,744

Cash dividends per share	$0.20	$0.20

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$107,792	$14,832
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	59,055	59,427
Deferred income tax benefit	(1,835)	(2,906)
Loss (gain) on sales of property, plant and equipment	850	(38)
Equity in earnings of unconsolidated entities	(633)	(269)
Dividend received from unconsolidated entity	320	—
Stock based compensation expense	8,130	7,447
Excess tax benefit from stock based compensation	(2,904)	(513)
Net loss (gain) from life insurance policies	1,470	(2,450)
Changes in operating assets and liabilities:
Accounts receivable	(202,906)	291,842
Inventories	(177,363)	470,160
Prepaid expenses and other assets	48,868	(4,793)
Accounts payable and other liabilities	123,705	(151,480)

Net cash (used in) provided by operating activities	(35,451)	681,259
Investing activities:
Purchases of property, plant and equipment	(39,380)	(40,789)
Proceeds from sales of property, plant and equipment	725	684
Net proceeds from redemption of life insurance policies	3,883	4,394

Net cash used in investing activities	(34,772)	(35,711)
Financing activities:
Net short-term debt borrowings (repayments)	405	(2,670)
Proceeds from long-term debt borrowings	262,000	102,000
Principal payments on long-term debt	(188,360)	(603,261)
Payments to noncontrolling interest holder	(490)	(588)
Dividends paid	(14,808)	(14,670)
Excess tax benefit from stock based compensation	2,904	513
Exercise of stock options	12,909	3,476
Issuance of common stock	—	258
Noncontrolling interests purchased	—	(2,661)

Net cash provided by (used in) financing activities	74,560	(517,603)
Effect of exchange rate changes on cash	64	(527)

Increase in cash and cash equivalents	4,401	127,418
Cash and cash equivalents at beginning of year	43,002	51,995

Cash and cash equivalents at end of period	$47,403	$179,413

Supplemental cash flow information:
Interest paid during the period	$27,028	$40,731
Income taxes paid during the period	$15,071	$25,466

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

2. Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) for accounting for variable interest entities. These changes replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The changes also require additional disclosures about a reporting entity’s involvement in variable interest entities. The adoption of this guidance resulted in the consolidation of one of the Company’s joint venture entities, which did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2010 is as follows:

(In thousands)
Balance as of December 31, 2009	$1,081,324
Effect of foreign currency translation	(5)

Balance as of June 30, 2010	$1,081,319

The Company had no accumulated impairment losses related to goodwill as of June 30, 2010.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Intangible Assets, net

The following table summarizes the Company’s intangible assets, net:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,650)	$6,853	$(6,558)
Loan fees	23,868	(12,327)	23,868	(10,592)
Customer lists/relationships	345,076	(70,721)	345,035	(58,749)
Software – internal use	8,100	(3,443)	8,100	(3,038)
Other	4,951	(1,545)	4,949	(1,297)

	388,848	(94,686)	388,805	(80,234)
Intangible assets not subject to amortization:
Trade names	417,702	—	417,684	—

	$806,550	$(94,686)	$806,489	$(80,234)

The Company recognized amortization expense for intangible assets of approximately $14.5 million and $14.1 million for the six months ended June 30, 2010 and 2009, respectively. All other changes in intangible assets during the six months ended June 30, 2010 are due to foreign currency translation.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining six months of 2010 and each of the succeeding five years is as follows:

(In thousands)
2010	$14,369
2011	28,524
2012	27,985
2013	25,304
2014	23,305
2015	21,741

5. Income Taxes

The Company’s effective tax rates for the six months ended June 30, 2010 and 2009 were 33.7% and 29.8%, respectively. The fluctuations in the Company’s effective tax rate are mainly because of varying income levels over these periods. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during both periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Debt

Debt consists of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Unsecured revolving credit facility due November 9, 2012	$189,000	$115,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	10,266	9,684

Total debt	1,012,266	937,684
Less unamortized discount	(1,854)	(1,926)
Less amounts due within one year and short-term borrowings	(86,966)	(86,383)

Total long-term debt	$923,446	$849,375

Unsecured Revolving Credit Facility

The Company’s $1.1 billion unsecured revolving credit facility has 16 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to adjust certain financial ratio requirements (primarily related to minimum interest coverage ratio and maximum leverage ratio) until June 30, 2010 at which time these ratios adjust back to the pre-amendment levels. With the amendment, the pricing on the revolving credit facility was adjusted to market rates in effect at that time and restrictions were placed on certain uses of cash until June 30, 2010 for acquisitions, dividends, investments, and stock repurchases. On June 30, 2010, these financial ratio requirements were adjusted back to pre-amendment levels and the restrictions placed on cash were removed. Also, with the amendment, the Company extended the maturity date of $1.02 billion of commitments with 14 extending lenders through November 9, 2012, while the maturity date for $80.0 million of commitments with non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of June 30, 2010. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of June 30, 2010. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of June 30, 2010. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter based on the Company’s leverage ratio.

Weighted average rates on borrowings outstanding on the revolving credit facility were 3.63% and 3.51% as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, the Company had $44.8 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $80.2 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

The Company also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a reduced credit limit of CAD$5.0 million. There were no borrowings outstanding on these revolving credit facilities as of June 30, 2010 or December 31, 2009.

Various other separate revolving credit facilities with a combined credit limit of approximately $22.3 million are in place for operations in: a) Asia with outstanding balances of $6.5 million and $6.6 million as of June 30, 2010 and December 31, 2009, respectively, and b) the United Kingdom with outstanding balances of $2.2 million and $1.5 million as of June 30, 2010 and December 31, 2009, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Senior Unsecured Notes – Private Placements

The Company also has $213.0 million of outstanding senior unsecured notes issued in private placements of debt as of June 30, 2010. At June 30, 2010, the outstanding senior notes bear interest at a weighted average fixed rate of 5.7% and have a weighted average remaining life of 1.4 years, maturing from October 2010 to July 2013.

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

Covenants

The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. On June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjusted from amended levels of 2.0 times and 50%, respectively, back to the pre-amendment levels of 3.0 times and 60%, respectively. The Company’s interest coverage ratio for the twelve-month period ended June 30, 2010 was approximately 6.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of June 30, 2010 calculated in accordance with the terms of the revolving credit facility was 28.0% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of June 30, 2010 was $950.6 million compared to Reliance shareholders’ equity balance of $2.72 billion as of June 30, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 97% of our total consolidated EBITDA for the last twelve months and approximately 93% of total consolidated tangible assets as of June 30, 2010.

The Company was in compliance with all debt covenants as of June 30, 2010.

7. Equity

Common Stock

During the six months ended June 30, 2010, the Company issued 508,175 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $12.9 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Share Based Compensation

On May 19, 2010, pursuant to the Amended and Restated Directors’ Stock Option Plan, which has been approved by the shareholders, 36,000 options to acquire the Company’s common stock were automatically granted to the non-employee members of the Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The stock options cliff vest after one year and expire ten years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life – 5.5 years; Expected volatility – 57.3%; Dividend yield – 0.9%; Risk-free interest rate – 2.1%; Exercise price – $44.99.

On February 23, 2010, the Company granted 1,003,400 options to acquire its common stock to key employees with an exercise price equal to the fair market value as of the date of the grant. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life – 4.8 years; Expected volatility – 59.7%; Dividend yield – 0.9%; Risk-free interest rate – 2.4%; Exercise price - $42.81.

On July 26, 2010, the Company granted 61,000 shares of restricted stock to certain officers of the Company. The awards include dividend rights and vest 20% on August 1, 2011 and 20% on each August 1 thereafter through 2015. The fair value of the restricted stock granted was $41.24 per share, determined based on the fair value of the Company’s common stock on the grant date. Total unrecognized compensation cost related to these restricted stock awards is approximately $2.5 million, which is expected to be recognized over a five-year period from the date of the grant.

Share Repurchase Program

Under the Company’s current stock repurchase program 7,883,033 shares of common stock remain available for repurchase as of June 30, 2010. No shares were repurchased in 2010 or 2009. Repurchased shares are redeemed and treated as authorized but unissued shares.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$62,805	$(5,556)	$107,792	$14,832
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(6,103)	14,381	(1,010)	9,159
Unrealized (loss) gain on investments, net of tax	(159)	140	(37)	240
Minimum pension liability, net of tax	2	(12)	5	(31)

Total other comprehensive (loss) income, net of tax	(6,260)	14,509	(1,042)	9,368

Comprehensive income	56,545	8,953	106,750	24,200
Comprehensive income attributable to noncontrolling interests	(1,206)	(231)	(1,543)	(501)

Comprehensive income attributable to Reliance	$55,339	$8,722	$105,207	$23,699

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation gain	$9,638	$10,648
Unrealized loss on investments, net of tax	(485)	(448)
Minimum pension liability, net of tax	(11,718)	(11,723)

Total accumulated other comprehensive loss	$(2,565)	$(1,523)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of approximately $0.3 million and $7.3 million, respectively, as of June 30, 2010 and December 31, 2009.

8. Commitments and Contingencies

The Company is currently involved with certain environmental remediation projects related to activities at manufacturing operations of Earle M. Jorgensen Company (“EMJ”), a wholly-owned subsidiary of the Company, that were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its financial position, results of operations or cash flows.

9. Earnings Per Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share are calculated including the dilutive effects of options, warrants and convertible securities, if any.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to Reliance	$61,599	$(5,787)	$106,249	$14,331

Denominator:
Denominator for basic earnings per share:
Weighted average shares	74,220	73,376	74,042	73,347

Effect of dilutive securities:
Stock options	298	—	313	181

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	74,518	73,376	74,355	73,528

Net income (loss) per share attributable to Reliance shareholders – diluted	$0.83	$(0.08)	$1.43	$0.19

Net income (loss) per share attributable to Reliance shareholders – basic	$0.83	$(0.08)	$1.43	$0.20

The computation of earnings per share for the three months ended June 30, 2010 does not include 2,186,425 weighted average shares reserved for issuance upon exercise of stock options because their inclusion would have an anti-dilutive effect. Due to the net loss for the three months ended June 30, 2009, no shares reserved for issuance upon exercise of stock options were included in the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.

The computations of earnings per share for the six months ended June 30, 2010 and 2009 do not include 2,171,400 and 3,121,332 weighted average shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have an anti-dilutive effect.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Balance Sheet

As of June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,488	$2,563	$30,352	$—	$47,403
Accounts receivable, less allowance for doubtful accounts	63,036	623,279	50,089	—	736,404
Inventories	41,851	802,541	52,268	—	896,660
Intercompany receivables	425	11,830	142	(12,397)	—
Income taxes receivable	34,473	(28,652)	1,209	—	7,030
Prepaid expenses and other current assets	3,893	26,706	4,237	—	34,836

Total current assets	158,166	1,438,267	138,297	(12,397)	1,722,333
Investments in subsidiaries	1,696,429	183,113	—	(1,879,542)	—
Property, plant and equipment, net	90,353	833,930	58,605	—	982,888
Goodwill	23,780	1,002,775	54,764	—	1,081,319
Intangible assets, net	11,542	638,999	61,323	—	711,864
Intercompany receivables	1,983,662	—	—	(1,983,662)	—
Other assets	4,171	114,368	1,577	—	120,116

Total assets	$3,968,103	$4,211,452	$314,566	$(3,875,601)	$4,618,520

Liabilities & Equity
Accounts payable	$27,555	$244,013	$32,533	$(12,397)	$291,704
Accrued compensation and retirement costs	9,841	57,236	3,939	—	71,016
Other current liabilities	43,405	40,967	4,459	—	88,831
Current maturities of long-term debt and short-term borrowings	78,250	—	8,716	—	86,966

Total current liabilities	159,051	342,216	49,647	(12,397)	538,517
Long-term debt	923,293	153	—	—	923,446
Intercompany borrowings	—	1,958,143	25,519	(1,983,662)	—
Deferred taxes and other long-term liabilities	164,985	264,030	2,655	—	431,670
Total Reliance shareholders’ equity	2,720,774	1,643,666	235,876	(1,879,542)	2,720,774
Noncontrolling interests	—	3,244	869	—	4,113

Total equity	2,720,774	1,646,910	236,745	(1,879,542)	2,724,887

Total liabilities and equity	$3,968,103	$4,211,452	$314,566	$(3,875,601)	$4,618,520

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$8,968	$6,890	$27,144	$—	$43,002
Accounts receivable, less allowance for doubtful accounts	48,344	451,234	34,293	—	533,871
Inventories	27,791	646,343	45,781	—	719,915
Intercompany receivables	300	15,845	1,940	(18,085)	—
Income taxes receivable	52,021	—	1,999	—	54,020
Prepaid expenses and other current assets	6,500	30,544	3,052	—	40,096

Total current assets	143,924	1,150,856	114,209	(18,085)	1,390,904
Investments in subsidiaries	1,642,191	155,039	612	(1,797,842)	—
Property, plant and equipment, net	92,706	840,606	47,947	—	981,259
Goodwill	23,780	1,002,775	54,769	—	1,081,324
Intangible assets, net	13,276	650,784	62,195	—	726,255
Intercompany receivables	1,857,443	—	—	(1,857,443)	—
Other assets	4,282	121,883	870	—	127,035

Total assets	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

Liabilities & Equity
Accounts payable	$16,853	$156,994	$13,351	$(18,085)	$169,113
Accrued compensation and retirement costs	11,557	51,588	3,867	—	67,012
Other current liabilities	49,109	41,829	4,123	—	95,061
Current maturities of long-term debt and short-term borrowings	78,250	—	8,133	—	86,383

Total current liabilities	155,769	250,411	29,474	(18,085)	417,569
Long-term debt	849,220	155	—	—	849,375
Intercompany borrowings	—	1,832,229	25,214	(1,857,443)	—
Deferred taxes and other long-term liabilities	166,181	263,050	2,480	—	431,711
Total Reliance shareholders’ equity	2,606,432	1,575,184	222,658	(1,797,842)	2,606,432
Noncontrolling interests	—	914	776	—	1,690

Total equity	2,606,432	1,576,098	223,434	(1,797,842)	2,608,122

Total liabilities and equity	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Operations

For the three months ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$153,478	$1,432,167	$82,518	$(47,578)	$1,620,585
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	110,670	1,085,656	55,083	(47,599)	1,203,810
Warehouse, delivery, selling, general and administrative	21,402	249,996	18,274	(17,485)	272,187
Depreciation and amortization	3,216	25,193	1,568	—	29,977

	135,288	1,360,845	74,925	(65,084)	1,505,974

Operating income	18,190	71,322	7,593	17,506	114,611
Other income (expense):
Interest	(15,967)	(11,307)	(212)	11,839	(15,647)
Other income (expense), net	28,677	(1,457)	(111)	(29,345)	(2,236)

Income before equity in earnings of subsidiaries and income taxes	30,900	58,558	7,270	—	96,728
Equity in earnings of subsidiaries	27,621	4,109	—	(31,730)	—

Income before income taxes	58,521	62,667	7,270	(31,730)	96,728
Income tax (benefit) provision	(3,078)	35,839	1,162	—	33,923

Net income	61,599	26,828	6,108	(31,730)	62,805
Less: Net income attributable to noncontrolling interests	—	1,141	65	—	1,206

Net income attributable to Reliance	$61,599	$25,687	$6,043	$(31,730)	$61,599

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Operations

For the three months ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$120,539	$1,110,583	$46,564	$(34,708)	$1,242,978
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	81,786	877,345	35,691	(34,729)	960,093
Warehouse, delivery, selling, general and administrative	30,818	220,549	12,406	(15,898)	247,875
Depreciation and amortization	2,909	25,554	1,117	—	29,580

	115,513	1,123,448	49,214	(50,627)	1,237,548

Operating income (loss)	5,026	(12,865)	(2,650)	15,919	5,430
Other income (expense):
Interest	(16,971)	(9,257)	(134)	9,664	(16,698)
Other income (expense), net	25,581	(170)	2,004	(25,583)	1,832

Income (loss) before equity in losses of subsidiaries and income taxes	13,636	(22,292)	(780)	—	(9,436)
Equity in losses of subsidiaries	(16,292)	(1,688)	—	17,980	—

Loss before income taxes	(2,656)	(23,980)	(780)	17,980	(9,436)
Income tax provision (benefit)	3,131	(6,739)	(272)	—	(3,880)

Net loss	(5,787)	(17,241)	(508)	17,980	(5,556)
Less: Net income attributable to noncontrolling interests	—	225	6	—	231

Net loss attributable to Reliance	$(5,787)	$(17,466)	$(514)	$17,980	$(5,787)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Operations

For the six months ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$293,005	$2,715,201	$155,166	$(88,712)	$3,074,660
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	220,494	2,040,106	107,925	(88,753)	2,279,772
Warehouse, delivery, selling, general and administrative	48,535	496,731	34,136	(37,941)	541,461
Depreciation and amortization	6,330	49,884	2,841	—	59,055

	275,359	2,586,721	144,902	(126,694)	2,880,288

Operating income	17,646	128,480	10,264	37,982	194,372
Other income (expense):
Interest	(31,277)	(21,785)	(381)	22,713	(30,730)
Other income (expense), net	60,229	(530)	(113)	(60,695)	(1,109)

Income before equity in earnings of subsidiaries and income taxes	46,598	106,165	9,770	—	162,533
Equity in earnings of subsidiaries	50,127	4,560	—	(54,687)	—

Income before income taxes	96,725	110,725	9,770	(54,687)	162,533
Income tax (benefit) provision	(9,524)	62,661	1,604	—	54,741

Net income	106,249	48,064	8,166	(54,687)	107,792
Less: Net income attributable to noncontrolling interests	—	1,450	93	—	1,543

Net income attributable to Reliance	$106,249	$46,614	$8,073	$(54,687)	$106,249

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Operations

For the six months ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$260,024	$2,503,598	$107,355	$(69,464)	$2,801,513
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	189,182	1,962,679	81,830	(69,505)	2,164,186
Warehouse, delivery, selling, general and administrative	49,601	483,067	26,641	(34,800)	524,509
Depreciation and amortization	5,638	51,621	2,168	—	59,427

	244,421	2,497,367	110,639	(104,305)	2,748,122

Operating income (loss)	15,603	6,231	(3,284)	34,841	53,391
Other income (expense):
Interest	(36,797)	(22,222)	(282)	23,287	(36,014)
Other income, net	58,259	1,858	1,767	(58,128)	3,756

Income (loss) before equity in losses of subsidiaries and income taxes	37,065	(14,133)	(1,799)	—	21,133
Equity in losses of subsidiaries	(11,800)	(2,083)	—	13,883	—

Income (loss) before income taxes	25,265	(16,216)	(1,799)	13,883	21,133
Income tax provision (benefit)	10,934	(4,160)	(473)	—	6,301

Net income (loss)	14,331	(12,056)	(1,326)	13,883	14,832
Less: Net income (loss) attributable to noncontrolling interests	—	562	(61)	—	501

Net income (loss) attributable to Reliance	$14,331	$(12,618)	$(1,265)	$13,883	$14,331

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the six months ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$106,249	$48,064	$8,166	$(54,687)	$107,792
Equity in earnings of subsidiaries	(50,127)	(5,193)	—	54,687	(633)
Adjustments to reconcile net income to cash provided by (used in) operating activities	8,773	(145,237)	(6,146)	—	(142,610)

Cash provided by (used in) operating activities	64,895	(102,366)	2,020	—	(35,451)
Investing activities:
Purchases of property, plant and equipment	(3,116)	(31,617)	(4,647)	—	(39,380)
Net advances to subsidiaries	(126,219)	—	—	126,219	—
Other investing activities, net	(5,045)	4,592	11	5,050	4,608

Cash used in investing activities	(134,380)	(27,025)	(4,636)	131,269	(34,772)
Financing activities:
Net borrowings (repayments) of debt	74,000	(360)	405	—	74,045
Dividends paid	(14,808)	—	—	—	(14,808)
Net intercompany borrowings	—	125,914	305	(126,219)	—
Other financing activities, net	15,813	(490)	5,050	(5,050)	15,323

Cash provided by financing activities	75,005	125,064	5,760	(131,269)	74,560
Effect of exchange rate changes on cash and cash equivalents	—	—	64	—	64

Increase (decrease) in cash and cash equivalents	5,520	(4,327)	3,208	—	4,401
Cash and cash equivalents at beginning of year	8,968	6,890	27,144	—	43,002

Cash and cash equivalents at end of period	$14,488	$2,563	$30,352	$—	$47,403

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the six months ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$14,331	$(12,056)	$(1,326)	$13,883	$14,832
Equity in losses of subsidiaries	11,800	2,083	—	(13,883)	—
Adjustments to reconcile net income (loss) to cash provided by operating activities	40,390	610,522	15,515	—	666,427

Cash provided by operating activities	66,521	600,549	14,189	—	681,259
Investing activities:
Purchases of property, plant and equipment	(3,932)	(31,474)	(5,383)	—	(40,789)
Net advances from subsidiaries	583,168	—	—	(583,168)	—
Other investing activities, net	77	4,779	222	—	5,078

Cash provided by (used in) investing activities	579,313	(26,695)	(5,161)	(583,168)	(35,711)
Financing activities:
Net repayments of debt	(500,500)	(761)	(2,670)	—	(503,931)
Dividends paid	(14,670)	—	—	—	(14,670)
Net intercompany (repayments) borrowings	—	(583,445)	277	583,168	—
Other financing activities, net	4,247	(588)	(2,661)	—	998

Cash used in financing activities	(510,923)	(584,794)	(5,054)	583,168	(517,603)
Effect of exchange rate changes on cash and cash equivalents	—	—	(527)	—	(527)

Increase (decrease) in cash and cash equivalents	134,911	(10,940)	3,447	—	127,418
Cash and cash equivalents at beginning of year	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$156,174	$8,261	$14,978	$—	$179,413

RELIANCE STEEL & ALUMINUM CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months and Six Months Ended June 30, 2010 Compared to Three Months and Six Months Ended June 30, 2009

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2010 and 2009 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net Sales	$1,620,585	100.0%	$1,242,978	100.0%	$3,074,660	100.0%	$2,801,513	100.0%
Cost of Sales (exclusive of depreciation and amortization expense shown below)	1,203,810	74.3	960,093	77.2	2,279,772	74.1	2,164,186	77.3
Gross Profit (1)	416,775	25.7	282,885	22.8	794,888	25.9	637,327	22.7
S,G&A Expenses	272,187	16.8	247,875	19.9	541,461	17.6	524,509	18.7
Depreciation Expense	22,749	1.4	22,559	1.8	44,599	1.5	45,371	1.6
Amortization Expense	7,228	0.4	7,021	0.6	14,456	0.5	14,056	0.5

Operating Income	$114,611	7.1%	$5,430	0.4%	$194,372	6.3%	$53,391	1.9%

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

Net Sales. In the three months ended June 30, 2010, our consolidated net sales increased 30.4% to $1.62 billion from $1.24 billion for the three months ended June 30, 2009. This includes a 9.0% increase in tons sold and an 18.9% increase in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip, Inc. and Feralloy Corporation.)

In the six months ended June 30, 2010, our consolidated net sales increased 9.7% to $3.07 billion from $2.80 billion for the six months ended June 30, 2009. This includes a 3.0% increase in tons sold and a 5.8% increase in our average selling price per ton sold.

Demand has been gradually improving since we reached our low in June 2009 as the general economy is slowly recovering and our customers are buying metal to meet their production needs. In the 2009 first half, prices for carbon steel products were declining rapidly and bottomed in the 2009 second quarter. In the 2010 first half, carbon steel prices were steadily climbing until late in the 2010 second quarter. The 2010 mill price increases have been due to raw material cost increases which started to level off and decline beginning in June 2010. Prices for stainless steel and aluminum products also began to decline in the 2010 second quarter. We expect continued pressure on metal pricing in the 2010 second half from pricing levels reached in the 2010 second quarter; however, this pricing volatility is manageable, unlike the rapid and significant price declines in the 2009 first half. Our product mix contained less carbon steel products, which typically have lower selling prices than our other products. This contributed to the increase in our average selling price for the 2010 three- and six-month periods compared to the same periods in 2009. Carbon steel products represented 52% of our total sales for the three- and six-month periods ended June 30, 2010, compared to 57% and 58% for the same three- and six-month periods in 2009, respectively.

Cost of Sales. In the three months ended June 30, 2010, our cost of sales increased 25.4% to $1.20 billion compared to $960.1 million for the three months ended June 30, 2009. In the six months ended June 30, 2010, our cost of sales increased 5.3% to $2.28 billion from $2.16 billion for the six months ended June 30, 2009. The increases in cost of sales in the 2010 three- and six-month periods are due to increases in tons sold as well as increased costs for most products we sell (see “Net Sales” above for trends in the costs of our products) from the same periods in 2009.

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $10.0 million in the 2010 second quarter compared to a credit, or income, of $75.0 million in the 2009 second quarter. Our LIFO reserve adjustment in the 2010 six-month period resulted in a charge, or expense of $15.0 million compared to a credit, or income, of $150.0 million in the 2009 six-month period.

We currently estimate our full year 2010 LIFO adjustment to be a charge, or expense, of $30.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2010 will be higher than at January 1, 2010. Through the first half, our actual LIFO calculation resulted in LIFO expense of $36.1 million. Our estimate anticipates further reductions in prices and inventory quantities from current levels for many of our products through the end of the year.

Gross Profit. Our gross profit increased 47.3% to $416.8 million for the 2010 second quarter, compared to $282.9 million in the 2009 second quarter. Our gross profit as a percentage of sales in the 2010 second quarter was 25.7%, compared to 22.8% in the 2009 second quarter. Total gross profit increased 24.7% to $794.9 million for the 2010 six-month period compared to $637.3 million in the 2009 six-month period. Our gross profit as a percentage of sales in the 2010 six-month period was 25.9% compared to 22.7% in the 2009 six-month period.

During the first half of 2009, we were reducing our inventory levels to generate cash and selling high cost inventory into a declining market which adversely affected our gross profit margin. In mid-2009 our inventory costs were better aligned with current replacement costs and demand had generally stabilized. A more stable environment, along with increases in mill prices since that time, particularly in the 2010 first half, have supported our increased selling prices resulting in increased gross profit margins. See “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses. Our 2010 second quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $24.3 million, or 9.8%, from the 2009 second quarter and were 16.8% as a percentage of sales, down from 19.9% in the 2009 second quarter. Our 2010 six-month period S,G&A expenses increased $17.0 million, or 3.2%, from the 2009 six-month period and were 17.6% as a percentage of sales, down from 18.7% in the 2009 six-month period.

Our cost structure is highly variable, with about 60% of our expenses personnel-related. In 2009, we reduced our headcount by over 1,700 employees, or 16% from 2008 year-end levels, with most reductions occurring in the first half of the year. Total compensation related expenses in 2009 were lower because of these personnel reductions as well as reduced bonus, commission, and incentive compensation due to lower gross profit and pre-tax income levels. Since employees throughout our workforce have a significant portion of compensation tied to profitability, and our gross profit margins and pre-tax profits improved significantly in the 2010 three- and six-month periods, our bonus, commission, and incentive compensation increased from the 2009 levels, accounting for most of the change in S,G&A expenses.

Operating Income. Our 2010 second quarter operating income was $114.6 million, resulting in an operating income margin of 7.1%, compared to $5.4 million, or a 0.4% operating income margin in the 2009 second quarter. Our 2010 six-month period operating income was $194.4 million, resulting in an operating income margin of 6.3%, compared to $53.4 million, or a 1.9% operating income margin in the same period of 2009. The higher gross profit margin generated on higher sales offset by only moderate increases in S,G&A expenses significantly improved our operating income.

Income Tax Rate. Our effective tax rate in the 2010 second quarter was 35.1% (provision on income) compared to our 2009 second quarter rate of 41.1% (benefit on a loss). Our effective tax rate in the 2010 six-month period was 33.7% (provision on income) compared to our 2009 six-month rate of 29.8% (provision on income). Permanent items that impacted our effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during the comparable periods and relate mainly to company-owned life insurance policies and domestic activities deductions. The fluctuations in our effective tax rate are mainly due to our varying income levels.

Net Income. Net income attributable to Reliance increased $67.4 million and $91.9 million during the three- and six-months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase was primarily the result of improved demand and pricing for our products which has allowed us to generate increased gross profit margins while our operating expense remained relatively stable, with only slight increases.

Liquidity and Capital Resources

Operating Activities

At June 30, 2010, our working capital was $1.18 billion, up from $973.3 million at December 31, 2009. Due to improving business conditions in the 2010 six-month period, we increased our working capital by $210.5 million, which more than offset our net earnings for the period and resulted in cash flow used in operating activities of $35.5 million. During the 2009 six-month period, we were focused on reducing our working capital as a result of declining demand and pricing for our products, generating $681.3 million of cash flow from operations. Increases of $202.9 million in our accounts receivable balance and $192.4 million in our FIFO inventory level, offset by a $123.7 million increase in our accounts payable and accrued expenses were the primary contributors to our increase in working capital during the 2010 six-month period.

To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are the two most significant elements of our working capital. As of June 30, 2010 our days sales outstanding improved to approximately 41 1/2 days compared to 42 1/2 days at December 31, 2009. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our accounts receivable balance increased due to improved sales levels from December 31, 2009.

Our inventory turn rate during the 2010 six-month period improved significantly to about 4.8 times (or 2.5 months on hand), compared to our 2009 rate for the same period of 3.4 times (or 3.5 months on hand). Our June 30, 2010 FIFO inventory levels increased from December 31, 2009 levels because of our higher shipment levels and higher metal costs.

Investing Activities

Capital expenditures were $39.4 million for the six months ended June 30, 2010 compared to $40.8 million during the same period in 2009, with the majority used to purchase two of our existing warehouses that we previously leased and construction costs of four new operating facilities, one of which, EMJ Malaysia was recently completed and commenced operations. Our 2010 capital expenditures are budgeted at approximately $140.0 million and include many growth projects.

Financing Activities

The increase in our working capital during the 2010 six-month period was partially funded by net borrowings of $74.0 million. We paid dividends to our shareholders of $14.8 million during the 2010 six-month period. On July 21, 2010, our Board of Directors declared the 2010 third quarter cash dividend of $0.10 per share. We have paid regular quarterly dividends to our shareholders for 51 consecutive years.

Under our current stock repurchase program 7.9 million shares of common stock remain available for repurchase as of June 30, 2010. Repurchased shares are treated as authorized but unissued shares. No shares were repurchased in 2010 or 2009. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

Liquidity

Our primary sources of liquidity are generally our internally generated funds from operations and our $1.1 billion revolving credit facility. In the 2010 six-month period, we used cash in operations of $35.5 million, compared to generating $681.3 million of cash from operations in the same period of 2009. Our outstanding debt at June 30, 2010 was $1.01 billion, up slightly from $935.8 million at December 31, 2009. At June 30, 2010, we had $189.0 million outstanding on our $1.1 billion revolving credit facility.

On September 28, 2009, we amended our $1.1 billion revolving credit facility to adjust certain financial covenants and placed restrictions on certain uses of cash including cash used for acquisitions, dividends, investments and stock repurchases. Effective June 30, 2010, the interest coverage ratio and leverage ratio requirements automatically adjusted back to pre-amendment levels and the restrictions placed on cash were removed. Also, with the amendment, our pricing was adjusted to rates in effect at the time of the amendment and the maturity date of the revolving credit facility was extended by one year from November 2011 to November 2012 for $1.02 billion of commitments.

We also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a credit limit of CAD$5.0 million. There were no borrowings outstanding on these revolving credit facilities as of June 30, 2010 or December 31, 2009. Various other separate revolving credit facilities are in place for our operations in Asia and for our operations in the United Kingdom with total combined outstanding balances of $8.7 million and $8.1 million at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, we also had $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 1.4 years, maturing from October 2010 to July 2013, with $78 million maturing on October 15, 2010.

Our net debt-to-total capital ratio was 26.1% at June 30, 2010; up slightly from our 2009 year-end rate of 25.6%, but down from 30.7% at June 30, 2009 (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

We have $147.7 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility or by accessing the capital markets.

Covenants

Our $1.1 billion syndicated credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. On June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjusted from amended levels of 2.0 times and 50%, respectively, back to the pre-amendment levels. The interest coverage ratio for the twelve month period ended June 30, 2010 was approximately 6.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at June 30, 2010, calculated in accordance with the terms of the credit agreement, was 28.0% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at June 30, 2010 was $950.6 million compared to the Reliance shareholders’ equity balance of $2.72 billion at June 30, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The Subsidiary Guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the Subsidiary Guarantors accounted for approximately 97% of our total consolidated EBITDA for the last twelve months and approximately 93% of total consolidated tangible assets as of June 30, 2010.

We were in compliance with all debt covenants at June 30, 2010.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.08 billion at June 30, 2010, or approximately 23.4% of total assets, or 39.7% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $711.9 million at June 30, 2010, or approximately 15.4% of total assets, or 26.2% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2009 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2010 annual impairment tests of goodwill will be performed as of November 1, 2010 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of June 30, 2010, we have noted no indications of impairment.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

(1)

Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: August 6, 2010	By:	/s/ DAVID H. HANNAH
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/ KARLA LEWIS
Karla Lewis
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

(1)

Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.