Form 10-Q
period 2010-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2010-11-05
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 74,606,271 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,463	$43,002
Accounts receivable, less allowance for doubtful accounts of $18,862 at September 30, 2010 and $21,269 at December 31, 2009	761,955	533,871
Inventories	921,225	719,915
Prepaid expenses and other current assets	38,181	40,096
Income taxes receivable	13,333	54,020

Total current assets	1,921,157	1,390,904
Property, plant and equipment:
Land	136,099	131,009
Buildings	574,708	543,590
Machinery and equipment	860,136	829,154
Accumulated depreciation	(585,583)	(522,494)

	985,360	981,259

Goodwill	1,082,256	1,081,324
Intangible assets, net	707,664	726,255
Cash surrender value of life insurance policies, net	88,013	92,860
Investments in unconsolidated entities	15,641	20,880
Other assets	17,432	13,295

Total assets	$4,817,523	$4,306,777

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$326,359	$169,113
Accrued expenses	65,782	55,927
Accrued compensation and retirement costs	78,022	67,012
Accrued insurance costs	37,955	39,134
Current maturities of long-term debt and short-term borrowings	150,816	86,383

Total current liabilities	658,934	417,569
Long-term debt	944,231	849,375
Long-term retirement costs	71,572	69,277
Other long-term liabilities	28,307	26,537
Deferred income taxes	333,029	335,897
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 74,501,093 at September 30, 2010 and 73,750,771 at December 31, 2009, stated capital	616,300	587,612
Retained earnings	2,156,322	2,020,343
Accumulated other comprehensive income (loss)	2,966	(1,523)

Total Reliance shareholders’ equity	2,775,588	2,606,432
Noncontrolling interests	5,862	1,690

Total equity	2,781,450	2,608,122

Total liabilities and equity	$4,817,523	$4,306,777

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$1,653,798	$1,243,373	$4,728,458	$4,044,886

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,257,629	886,904	3,537,401	3,051,090
Warehouse, delivery, selling, general and administrative	278,135	251,761	819,596	776,270
Depreciation and amortization	29,847	30,425	88,902	89,852

	1,565,611	1,169,090	4,445,899	3,917,212

Operating income	88,187	74,283	282,559	127,674

Other income (expense):
Interest	(15,276)	(15,916)	(46,006)	(51,930)
Other income (expense), net	513	3,144	(596)	6,900

Income before income taxes	73,424	61,511	235,957	82,644
Income tax provision	24,139	19,434	78,880	25,735

Net income	49,285	42,077	157,077	56,909
Less: Net income attributable to noncontrolling interests	635	320	2,178	821

Net income attributable to Reliance	$48,650	$41,757	$154,899	$56,088

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$0.65	$0.57	$2.08	$0.76

Weighted average shares outstanding - diluted	74,400,359	73,784,086	74,369,076	73,623,714

Basic earnings per common share attributable to Reliance shareholders	$0.65	$0.57	$2.09	$0.76

Weighted average shares outstanding - basic	74,292,161	73,478,197	74,126,497	73,391,043

Cash dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$157,077	$56,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88,902	89,852
Deferred income tax benefit	(2,906)	(14,120)
Loss on sales of property, plant and equipment	779	62
Equity in earnings of unconsolidated entities	(244)	(705)
Dividends received from unconsolidated entity	320	1,120
Share based compensation expense	12,715	11,456
Excess tax benefit from share based compensation	(3,316)	(303)
Net loss (gain) from life insurance policies	964	(5,219)
Changes in operating assets and liabilities:
Accounts receivable	(227,156)	266,537
Inventories	(200,610)	497,000
Prepaid expenses and other assets	38,498	18,464
Accounts payable and other liabilities	182,662	(113,849)

Net cash provided by operating activities	47,685	807,204

Investing activities:
Purchases of property, plant and equipment	(65,784)	(55,044)
Proceeds from sales of property, plant and equipment	1,067	1,173
Net proceeds from redemption of life insurance policies	3,883	6,576

Net cash used in investing activities	(60,834)	(47,295)

Financing activities:
Net short-term debt borrowings (repayments)	3,906	(1,107)
Proceeds from long-term debt borrowings	427,000	352,000
Principal payments on long-term debt	(272,789)	(1,047,417)
Debt issuance costs	—	(6,841)
Payments to noncontrolling interest holder	(980)	(1,323)
Capital contributions from noncontrolling interests	142	—
Dividends paid	(22,236)	(22,019)
Excess tax benefit from share based compensation	3,316	303
Exercise of stock options	17,434	4,059
Issuance of common stock	—	258
Noncontrolling interests purchased	—	(2,661)

Net cash provided by (used in) financing activities	155,793	(724,748)
Effect of exchange rate changes on cash	817	708

Increase in cash and cash equivalents	143,461	35,869
Cash and cash equivalents at beginning of year	43,002	51,995

Cash and cash equivalents at end of period	$186,463	$87,864

Supplemental cash flow information:
Interest paid during the period	$33,026	$46,832
Income taxes paid during the period	$47,100	$28,260

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

3. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2010 is as follows:

(In thousands)
Balance as of December 31, 2009	$1,081,324
Effect of foreign currency translation	781
Consolidation of a joint venture entity	151

Balance as of September 30, 2010	$1,082,256

The Company had no accumulated impairment losses related to goodwill as of September 30, 2010.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Intangible Assets, net

The following table summarizes the Company’s intangible assets, net:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	$6,853	$(6,687)	$6,853	$(6,558)
Loan fees	23,868	(13,194)	23,868	(10,592)
Customer lists/relationships	346,703	(76,888)	345,035	(58,749)
Software – internal use	8,100	(3,645)	8,100	(3,038)
Other	4,933	(1,629)	4,949	(1,297)

	390,457	(102,043)	388,805	(80,234)
Intangible assets not subject to amortization:
Trade names	419,250	—	417,684	—

	$809,707	$(102,043)	$806,489	$(80,234)

The Company recognized amortization expense for intangible assets of approximately $21.7 million and $22.6 million for the nine months ended September 30, 2010 and 2009, respectively. Other changes in intangible assets during the nine months ended September 30, 2010 are due to foreign currency translation gains of $1.0 million and a $2.1 million increase from consolidation of a joint venture entity.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remaining three months of 2010 and each of the succeeding five years is as follows:

(In thousands)
2010	$7,212
2011	28,670
2012	28,130
2013	25,449
2014	23,449
2015	21,886

5. Income Taxes

The Company’s effective tax rates for the nine months ended September 30, 2010 and 2009 were 33.4% and 31.1%, respectively. For the three months ended September 30, 2010 and 2009 the Company’s effective tax rates were 32.9% and 31.6%, respectively. The fluctuations in the Company’s effective tax rates are mainly because of varying income levels over these periods. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Debt

Debt consists of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Unsecured revolving credit facility due November 9, 2012	$270,000	$115,000
Senior unsecured notes due October 15, 2010	78,000	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	13,865	9,684

Total debt	1,096,865	937,684
Less unamortized discount	(1,818)	(1,926)
Less amounts due within one year and short-term borrowings	(150,816)	(86,383)

Total long-term debt	$944,231	$849,375

Unsecured Revolving Credit Facility

The Company’s $1.1 billion unsecured revolving credit facility has 16 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to adjust certain financial ratio requirements (primarily related to minimum interest coverage ratio and maximum leverage ratio) until June 30, 2010 at which time these ratios adjusted back to the pre-amendment levels. With the amendment, the pricing on the revolving credit facility was adjusted to market rates in effect at that time and restrictions were placed on certain uses of cash until June 30, 2010 for acquisitions, dividends, investments, and stock repurchases. On June 30, 2010, these financial ratio requirements were adjusted back to pre-amendment levels and the restrictions placed on cash were removed. Also, with the amendment, the Company extended the maturity date of $1.02 billion of commitments with 14 extending lenders through November 9, 2012, while the maturity date for $80.0 million of commitments with non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of September 30, 2010. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of September 30, 2010. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of September 30, 2010. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter based on the Company’s leverage ratio.

Weighted average rates on borrowings outstanding on the revolving credit facility were 3.65% and 3.51% as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, the Company had $44.9 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $80.1 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

The Company also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a reduced credit limit of CAD$5.0 million. There were no borrowings outstanding on these revolving credit facilities as of September 30, 2010 or December 31, 2009.

Various other separate revolving credit facilities with a combined credit limit of approximately $22.6 million are in place for operations in Asia and Europe with combined outstanding balances of $12.6 million and $8.1 million as of September 30, 2010 and December 31, 2009, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Senior Unsecured Notes – Private Placements

The Company also has $213.0 million of outstanding senior unsecured notes issued in private placements of debt as of September 30, 2010. At September 30, 2010, the outstanding senior notes bear interest at a weighted average fixed rate of 5.7% and have a weighted average remaining life of 1.2 years, maturing from October 2010 to July 2013. On October 15, 2010, we repaid $78.0 million of the notes that matured on that date.

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

Covenants

The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. On June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjusted from amended levels of 2.0 times and 50%, respectively, back to the pre-amendment levels of 3.0 times and 60%, respectively. The Company’s interest coverage ratio for the twelve-month period ended September 30, 2010 was approximately 6.6 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of September 30, 2010 calculated in accordance with the terms of the revolving credit facility was 29.2% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of September 30, 2010 was $950.6 million compared to Reliance shareholders’ equity balance of $2.78 billion as of September 30, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 95% of our total consolidated EBITDA for the last twelve months and approximately 93% of total consolidated tangible assets as of September 30, 2010.

The Company was in compliance with all debt covenants as of September 30, 2010.

7. Equity

Common Stock

During the nine months ended September 30, 2010, the Company issued 689,322 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $17.4 million.

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

Share Repurchase Program

Under the Company’s current stock repurchase program 7,883,033 shares of common stock remain authorized for repurchase as of September 30, 2010. No shares were repurchased in 2010 or 2009. Repurchased shares are redeemed and treated as authorized but unissued shares.

Other Comprehensive Income

Other comprehensive income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$49,285	$42,077	$157,077	$56,909
Other comprehensive income (loss):
Foreign currency translation gain	5,453	10,689	4,443	19,848
Unrealized gain on investments, net of tax	75	131	38	371
Minimum pension liability, net of tax	3	1	8	(30)

Total other comprehensive income, net of tax	5,531	10,821	4,489	20,189

Comprehensive income	54,816	52,898	161,566	77,098
Comprehensive income attributable to noncontrolling interests	(635)	(320)	(2,178)	(821)

Comprehensive income attributable to Reliance	$54,181	$52,578	$159,388	$76,277

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation gain	$15,091	$10,648
Unrealized loss on investments, net of tax	(410)	(448)
Minimum pension liability, net of tax	(11,715)	(11,723)

Total accumulated other comprehensive income (loss)	$2,966	$(1,523)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of approximately $0.3 million and $7.3 million, respectively, as of September 30, 2010 and December 31, 2009.

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

9. Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted shares, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted shares, warrants and convertible securities, if any.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$48,650	$41,757	$154,899	$56,088

Denominator:
Denominator for basic earnings per share:
Weighted average shares	74,292	73,478	74,126	73,391

Effect of dilutive securities:
Stock options	108	306	243	233

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	74,400	73,784	74,369	73,624

Net income per share attributable to Reliance shareholders – diluted	$0.65	$0.57	$2.08	$0.76

Net income per share attributable to Reliance shareholders – basic	$0.65	$0.57	$2.09	$0.76

The computations of earnings per share for the three and nine months ended September 30, 2010 do not include 3,954,200 and 2,759,308 weighted average shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009 the computations of earnings per share exclude 3,032,425 and 3,122,897 weighted average shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have also been anti-dilutive.

10. Subsequent Events

On October 1, 2010 the Company acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies. The operating entities consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana that specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch Corporation, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. The combined unaudited net sales of Diamond and its affiliated companies for the nine months ended September 30, 2010 were approximately $75 million. All the businesses will operate as divisions of Diamond Manufacturing Company, which will operate as a subsidiary of Reliance Steel & Aluminum Co.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

Condensed Unaudited Consolidating Balance Sheet

As of September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$131,576	$16,648	$38,239	$—	$186,463
Accounts receivable, less allowance for doubtful accounts	64,245	642,504	55,206	—	761,955
Inventories	43,105	823,070	55,050	—	921,225
Intercompany receivables	321	12,061	147	(12,529)	—
Income taxes receivable	47,502	—	—	(34,169)	13,333
Prepaid expenses and other current assets	4,160	27,031	6,990	—	38,181

Total current assets	290,909	1,521,314	155,632	(46,698)	1,921,157

Investments in subsidiaries	1,763,964	190,002	—	(1,953,966)	—
Property, plant and equipment, net	91,509	836,812	57,039	—	985,360
Goodwill	23,780	1,002,775	55,701	—	1,082,256
Intangible assets, net	10,507	633,134	64,023	—	707,664
Intercompany receivables	1,938,812	—	—	(1,938,812)	—
Other assets	3,762	115,294	2,030	—	121,086

Total assets	$4,123,243	$4,299,331	$334,425	$(3,939,476)	$4,817,523

Liabilities & Equity
Accounts payable	$34,952	$272,932	$31,004	$(12,529)	$326,359
Accrued compensation and retirement costs	14,154	59,370	4,498	—	78,022
Other current liabilities	51,263	79,502	7,141	(34,169)	103,737
Current maturities of long-term debt and short-term borrowings	138,250	—	12,566	—	150,816

Total current liabilities	238,619	411,804	55,209	(46,698)	658,934

Long-term debt	944,078	153	—	—	944,231
Intercompany borrowings	—	1,912,271	26,541	(1,938,812)	—
Deferred taxes and other long-term liabilities	164,958	265,229	2,721	—	432,908
Total Reliance shareholders’ equity	2,775,588	1,706,348	247,618	(1,953,966)	2,775,588
Noncontrolling interests	—	3,526	2,336	—	5,862

Total equity	2,775,588	1,709,874	249,954	(1,953,966)	2,781,450

Total liabilities and equity	$4,123,243	$4,299,331	$334,425	$(3,939,476)	$4,817,523

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income

For the three months ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$155,005	$1,449,264	$89,278	$(39,749)	$1,653,798

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	119,006	1,119,381	59,012	(39,770)	1,257,629
Warehouse, delivery, selling, general and administrative	26,607	248,186	17,768	(14,426)	278,135
Depreciation and amortization	3,275	24,840	1,732	—	29,847

	148,888	1,392,407	78,512	(54,196)	1,565,611

Operating income	6,117	56,857	10,766	14,447	88,187

Other income (expense):
Interest	(15,612)	(4,367)	(198)	4,901	(15,276)
Other (expense) income, net	(28,899)	48,214	546	(19,348)	513

(Loss) income before equity in earnings of subsidiaries and income taxes	(38,394)	100,704	11,114	—	73,424
Equity in earnings of subsidiaries	63,466	4,997	—	(68,463)	—

Income before income taxes	25,072	105,701	11,114	(68,463)	73,424
Income tax (benefit) provision	(23,578)	45,225	2,492	—	24,139

Net income	48,650	60,476	8,622	(68,463)	49,285
Less: Net income (loss) attributable to noncontrolling interests	—	773	(138)	—	635

Net income attributable to Reliance	$48,650	$59,703	$8,760	$(68,463)	$48,650

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income

For the three months ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$121,561	$1,103,210	$50,436	$(31,834)	$1,243,373

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	85,999	794,481	38,279	(31,855)	886,904
Warehouse, delivery, selling, general and administrative	21,113	231,651	13,064	(14,067)	251,761
Depreciation and amortization	4,289	24,969	1,167	—	30,425

	111,401	1,051,101	52,510	(45,922)	1,169,090

Operating income (loss)	10,160	52,109	(2,074)	14,088	74,283

Other income (expense):
Interest	(16,022)	(8,632)	(125)	8,863	(15,916)
Other income, net	23,221	1,843	1,031	(22,951)	3,144

Income (loss) before equity in earnings (losses) of subsidiaries and income taxes	17,359	45,320	(1,168)	—	61,511
Equity in earnings (losses) of subsidiaries	19,883	(580)	—	(19,303)	—

Income (loss) before income taxes	37,242	44,740	(1,168)	(19,303)	61,511
Income tax (benefit) provision	(4,515)	25,107	(1,158)	—	19,434

Net income (loss)	41,757	19,633	(10)	(19,303)	42,077
Less: Net income attributable to noncontrolling interests	—	301	19	—	320

Net income (loss) attributable to Reliance	$41,757	$19,332	$(29)	$(19,303)	$41,757

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income

For the nine months ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$448,010	$4,164,465	$244,444	$(128,461)	$4,728,458

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	339,500	3,159,487	166,937	(128,523)	3,537,401
Warehouse, delivery, selling, general and administrative	75,142	744,917	51,904	(52,367)	819,596
Depreciation and amortization	9,605	74,724	4,573	—	88,902

	424,247	3,979,128	223,414	(180,890)	4,445,899

Operating income	23,763	185,337	21,030	52,429	282,559

Other income (expense):
Interest	(46,889)	(26,152)	(579)	27,614	(46,006)
Other income (expense), net	31,330	47,684	433	(80,043)	(596)

Income before equity in earnings of subsidiaries and income taxes	8,204	206,869	20,884	—	235,957
Equity in earnings of subsidiaries	113,593	9,557	—	(123,150)	—

Income before income taxes	121,797	216,426	20,884	(123,150)	235,957
Income tax (benefit) provision	(33,102)	107,886	4,096	—	78,880

Net income	154,899	108,540	16,788	(123,150)	157,077
Less: Net income (loss) attributable to noncontrolling interests	—	2,223	(45)	—	2,178

Net income attributable to Reliance	$154,899	$106,317	$16,833	$(123,150)	$154,899

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income

For the nine months ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$381,585	$3,606,808	$157,791	$(101,298)	$4,044,886

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	275,181	2,757,160	120,109	(101,360)	3,051,090
Warehouse, delivery, selling, general and administrative	70,714	714,718	39,705	(48,867)	776,270
Depreciation and amortization	9,927	76,590	3,335	—	89,852

	355,822	3,548,468	163,149	(150,227)	3,917,212

Operating income (loss)	25,763	58,340	(5,358)	48,929	127,674

Other income (expense):
Interest	(52,819)	(30,854)	(407)	32,150	(51,930)
Other income, net	81,480	3,701	2,798	(81,079)	6,900

Income (loss) before equity in losses of subsidiaries and income taxes	54,424	31,187	(2,967)	—	82,644
Equity in losses of subsidiaries	(12,371)	(2,663)	—	15,034	—

Income (loss) before income taxes	42,053	28,524	(2,967)	15,034	82,644
Income tax (benefit) provision	(14,035)	41,401	(1,631)	—	25,735

Net income (loss)	56,088	(12,877)	(1,336)	15,034	56,909
Less: Net income (loss) attributable to noncontrolling interests	—	863	(42)	—	821

Net income (loss) attributable to Reliance	$56,088	$(13,740)	$(1,294)	$15,034	$56,088

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the nine months ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$154,899	$108,540	$16,788	$(123,150)	$157,077
Equity in earnings of subsidiaries	(113,593)	(9,801)	—	123,150	(244)
Adjustments to reconcile net income to cash provided by (used in) operating activities	21,289	(118,847)	(11,590)	—	(109,148)

Cash provided by (used in) operating activities	62,595	(20,108)	5,198	—	47,685

Investing activities:
Purchases of property, plant and equipment	(6,847)	(53,500)	(5,437)	—	(65,784)
Net advances to subsidiaries	(81,369)	—	—	81,369	—
Other investing activities, net	(5,035)	4,843	92	5,050	4,950

Cash used in investing activities	(93,251)	(48,657)	(5,345)	86,419	(60,834)

Financing activities:
Net borrowings (repayments) of debt	154,750	(539)	3,906	—	158,117
Dividends paid	(22,236)	—	—	—	(22,236)
Net intercompany borrowings	—	80,042	1,327	(81,369)	—
Other financing activities, net	20,750	(980)	5,192	(5,050)	19,912

Cash provided by financing activities	153,264	78,523	10,425	(86,419)	155,793
Effect of exchange rate changes on cash and cash equivalents	—	—	817	—	817

Increase in cash and cash equivalents	122,608	9,758	11,095	—	143,461
Cash and cash equivalents at beginning of year	8,968	6,890	27,144	—	43,002

Cash and cash equivalents at end of period	$131,576	$16,648	$38,239	$—	$186,463

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the nine months ended September 30, 2009

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

2010 Acquisition

On October 1, 2010 we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies. The operating entities consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana that specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch Corporation, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. The combined unaudited net sales of Diamond and its affiliated companies for the nine months ended September 30, 2010 were approximately $75 million.

Three Months and Nine Months Ended September 30, 2010 Compared to Three Months and Nine Months Ended September 30, 2009

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2010 and 2009 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,653,798	100.0%	$1,243,373	100.0%	$4,728,458	100.0%	$4,044,886	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,257,629	76.0	886,904	71.3	3,537,401	74.8	3,051,090	75.4
Gross profit (1)	396,169	24.0	356,469	28.7	1,191,057	25.2	993,796	24.6
S,G&A expenses	278,135	16.8	251,761	20.2	819,596	17.3	776,270	19.2
Depreciation expense	22,559	1.4	21,888	1.8	67,158	1.4	67,259	1.7
Amortization expense	7,288	0.4	8,537	0.7	21,744	0.5	22,593	0.6

Operating income	$88,187	5.3%	$74,283	6.0%	$282,559	6.0%	$127,674	3.2%

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

Net Sales. In the three months ended September 30, 2010, our consolidated net sales increased 33.0% to $1.65 billion from $1.24 billion for the three months ended September 30, 2009. This includes a 10.8% increase in tons sold and a 19.8% increase in our average selling price per ton sold. Compared to the preceding quarter (2010 second quarter), sales increased 2%, with a 1% increase in tons sold and a 1% increase in average selling price. (Tons sold and average selling price per ton sold amounts exclude the toll processing sales of Precision Strip, Inc. and Feralloy Corporation.)

In the nine months ended September 30, 2010, our consolidated net sales increased 16.9% to $4.73 billion from $4.04 billion for the nine months ended September 30, 2009. This includes a 5.5% increase in tons sold and a 10.1% increase in our average selling price per ton sold.

In general, demand has been gradually improving since we reached our low in June 2009 as the general economy is slowly recovering and our customers are buying metal to meet their production needs. Business activity in most all of our markets is better than a year ago, with the exception of non-residential construction, which we believe represents about one-third of our revenues.

Most of the products we sell had higher average selling prices in 2010 compared to 2009 levels as a result of increased mill prices over this period. In the 2009 first half, mill prices for carbon steel products were declining rapidly and bottomed in the 2009 second quarter. In the 2009 third quarter there were modest increases in mill prices for certain products. In the 2010 first half, carbon steel prices began to climb steadily until late in the 2010 second quarter and then began to decline in the 2010 third quarter. Mill prices for stainless steel products also began to decline towards the end of the 2010 second quarter and continued to decline through the 2010 third quarter. Aluminum mill pricing softened late in the 2010 second quarter and early in the 2010 third quarter but then began to increase slightly for the remainder of the 2010 third quarter. Price increases were announced for stainless and aluminum products for the 2010 fourth quarter, as carbon steel prices remain weak. The 2010 mill price increases have primarily been due to raw material cost increases, not because of increased demand.

A change in our product mix towards a lower proportion of carbon steel products, which typically have lower selling prices than other products we sell, also contributed to the increase in our average selling price for the 2010 three- and nine-month periods compared to the same periods in 2009. Carbon steel products represented 52% of our total sales for the three- and nine-month periods ended September 30, 2010, compared to 54% and 56% for the same three- and nine-month periods in 2009, respectively.

Cost of Sales. In the three months ended September 30, 2010, our cost of sales increased 41.8% to $1.26 billion compared to $886.9 million for the three months ended September 30, 2009. In the nine months ended September 30, 2010, our cost of sales increased 15.9% to $3.54 billion from $3.05 billion for the nine months ended September 30, 2009. The increases in cost of sales in the 2010 three- and nine-month periods are due to increases in tons sold as well as increased costs for most products we sell (see “Net Sales” above for trends in the costs of our products) from the same periods in 2009.

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $9.8 million in the 2010 third quarter compared to a credit, or income, of $67.5 million in the 2009 third quarter. Our LIFO reserve adjustment in the 2010 nine-month period resulted in a charge, or expense of $24.8 million compared to a credit, or income, of $217.5 million in the 2009 nine-month period.

We currently estimate our full year 2010 LIFO adjustment to be a charge, or expense, of $33.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2010 will be higher than at January 1, 2010. Through the first nine months of 2010, our actual LIFO calculation resulted in LIFO expense of $36.8 million. Our estimate anticipates stable to slightly lower overall pricing as well as reduced inventory quantities from September 30, 2010 levels for many of our products through the end of the year.

Gross Profit. Our gross profit increased 11.1% to $396.2 million for the 2010 third quarter, compared to $356.5 million in the 2009 third quarter. Our gross profit as a percentage of sales in the 2010 third quarter was 24.0%, compared to 28.7% in the 2009 third quarter, and 25.7% in the 2010 second quarter. Total gross profit increased 19.8% to $1.19 billion for the 2010 nine-month period compared to $993.8 million in the 2009 nine-month period. Our gross profit as a percentage of sales in the 2010 nine-month period was 25.2% compared to 24.6% in the 2009 nine-month period.

During the first half of 2009, we were reducing our inventory levels to generate cash and selling high cost inventory into a declining market which adversely affected our gross profit margin. Our 2009 gross profit margin was positively impacted due to our large LIFO adjustments in that period resulting from the falling metal prices. In mid-2009 our inventory costs were better aligned with current replacement costs and demand and pricing had generally stabilized. This allowed us to improve our FIFO gross profit margins in the 2009 third quarter that, along with our LIFO adjustment, resulted in a higher than average gross profit margin of 28.7%.

Although we were operating in a more stable environment in 2010, our 2010 third quarter gross profit margin narrowed. Our average selling price increased somewhat from the 2010 second quarter due to the mill price increases announced in that quarter and we were receiving the higher cost inventory during the third quarter that was ordered during the 2010 second quarter. However, the mills announced price reductions early in the 2010 third quarter that, along with the higher-cost inventory that we were receiving, pressured our selling prices resulting in lower gross profit margins than we experienced earlier in 2010. See also “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses. Our 2010 third quarter warehouse, delivery, selling, general and administrative (S,G&A) expenses increased $26.4 million, or 10.5%, from the 2009 third quarter and were 16.8% as a percentage of sales, down from 20.2% in the 2009 third quarter, and consistent with the 2010 second quarter at 16.8%. Our 2010 nine-month period S,G&A expenses increased $43.3 million, or 5.6%, from the 2009 nine-month period and were 17.3% as a percentage of sales, down from 19.2% in the 2009 nine-month period.

Increases in variable compensation expenses along with moderate increases in certain warehouse and delivery expenses resulting from improved demand for our products accounts for most of the change in S,G&A expenses during the 2010 third quarter compared to the same 2009 period. Our cost structure is highly variable, with about 60% of our expenses personnel-related. In 2009, we reduced our headcount by over 1,700 employees, or 16% from 2008 year-end levels, with most reductions occurring in the first half of the year. Total compensation related expenses in 2009 were lower because of these personnel reductions as well as reduced bonus, commission, and incentive compensation due to lower gross profit and pre-tax income levels. Since employees throughout our workforce have a significant portion of compensation tied to profitability, and our gross profit margins and pre-tax profits improved significantly in the 2010 three- and nine-month periods, our bonus, commission, and incentive compensation increased from the 2009 levels and account for most of the change in S,G&A expenses during the 2010 nine-months compared to 2009.

Operating Income. Our 2010 third quarter operating income was $88.2 million, resulting in an operating income margin of 5.3%, compared to $74.3 million, or a 6.0% operating income margin in the 2009 third quarter. Our 2010 nine-month period operating income was $282.6 million, resulting in an operating income margin of 6.0%, compared to $127.7 million, or a 3.2% operating income margin in the same period of 2009. The higher gross profit generated on higher sales offset by only moderate increases in S,G&A expenses increased our operating income in 2010.

Income Tax Rate. Our effective tax rate in the 2010 third quarter was 32.9% compared to our 2009 third quarter rate of 31.6%. Our effective tax rate in the 2010 nine-month period was 33.4% compared to our 2009 nine-month rate of 31.1%. The fluctuations in our effective tax rate are mainly due to our varying income levels. Permanent items that impacted our effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during the comparable periods and relate mainly to company-owned life insurance policies and domestic activities deductions.

Net Income. Net income attributable to Reliance increased $6.9 million and $98.8 million during the three- and nine-months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase was primarily the result of a more stable demand and pricing environment for our products which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $47.7 million for the nine months ended September 30, 2010 as compared to $807.2 million for the nine months ended September 30, 2009. During the 2009 nine-month period we were focused on reducing our working capital as a result of declining demand and pricing for our products, generating a significant amount of cash flow from operations. Due to improving business conditions in the 2010 nine-month period, our working capital, primarily accounts receivable and inventories, has increased somewhat, mainly due to increased demand levels and higher mill prices from 2009 year-end levels. However, our improved profitability is generating cash from operations.

As demand and prices for our products were gradually improving during the 2010 nine-month period, we were aligning our working capital needs with current business levels. As a result, our receivables and FIFO inventories increased by $227.2 million and $225.4 million, respectively, from 2009 year-end levels, offset with an increase in our accounts payable balance of approximately $157.2 million.

To manage our working capital, we focus on our days sales outstanding to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are the two most significant elements of our working capital. As of September 30, 2010 our days sales outstanding improved to approximately 41 days compared to 42  1/2 days at December 31, 2009. (We calculate our days sales outstanding as an average of the most recent two-month period.) As such, our accounts receivable balance increased due to increased sales levels from December 31, 2009.

Our inventory turn rate during the 2010 nine-month period improved significantly to about 4.8 times (or 2.5 months on hand), compared to our 2009 rate for the same period of 3.5 times (or 3.4 months on hand). Our September 30, 2010 FIFO inventory levels increased from December 31, 2009 levels because of our higher shipment levels and higher metal costs, offset by improvement in our inventory turn rate.

Investing Activities

Capital expenditures were $65.8 million for the nine months ended September 30, 2010 compared to $55.0 million during the same period in 2009, with the majority used to purchase three of our existing warehouses that we previously leased and to build and expand facilities. Our 2010 capital expenditures were budgeted at approximately $140.0 million and include many growth projects. We have executed many of these projects; however, at this point, we expect our full year 2010 capital expenditures to be below our budgeted amount. Certain of these projects will continue into 2011.

Financing Activities

The increase in our working capital during the 2010 nine-month period was partially funded by net borrowings of $158.1 million. We paid dividends to our shareholders of $22.2 million during the 2010 nine-month period. On October 20, 2010, our Board of Directors declared the 2010 fourth quarter cash dividend of $0.10 per share. We have paid regular quarterly dividends to our shareholders for 51 consecutive years.

Under our current stock repurchase program 7.9 million shares of common stock remain authorized for repurchase as of September 30, 2010. Repurchased shares are treated as authorized but unissued shares. No shares were repurchased in 2010 or 2009. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15.2 million shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our Company.

Liquidity

Our primary sources of liquidity are generally our internally generated funds from operations and our $1.1 billion revolving credit facility. In the 2010 nine-month period, we generated cash from operations of $47.7 million, compared to generating $807.2 million of cash from operations in the same period of 2009. Our outstanding debt at September 30, 2010 was $1.10 billion, up from $935.8 million at December 31, 2009. At September 30, 2010, we had $270.0 million outstanding on our $1.1 billion revolving credit facility, which included borrowings for our acquisition that closed on October 1, 2010. This also resulted in a higher than normal cash balance at September 30, 2010.

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

We also had two separate revolving credit facilities for operations in Canada with a combined credit limit of CAD$35.0 million as of December 31, 2009. In January 2010, the Canadian credit facilities were combined into one unsecured facility with a credit limit of CAD$5.0 million. There were no borrowings outstanding on these revolving credit facilities as of September 30, 2010 or December 31, 2009. Various other separate revolving credit facilities are in place for our operations in Asia and Europe with total combined outstanding balances of $12.6 million and $8.1 million at September 30, 2010 and December 31, 2009, respectively.

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

At September 30, 2010, we also had $213.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.7% and have an average remaining life of 1.2 years, maturing from October 2010 to July 2013. We repaid $78.0 million of the notes that matured on October 15, 2010.

Our net debt-to-total capital ratio was 24.7% at September 30, 2010; down slightly from our 2009 year-end rate of 25.6% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

We have $151.3 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility or by accessing the capital markets.

Covenants

Our $1.1 billion syndicated credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. On June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjusted from amended levels of 2.0 times and 50%, respectively, back to the pre-amendment levels. The interest coverage ratio for the twelve month period ended September 30, 2010 was approximately 6.6 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at September 30, 2010, calculated in accordance with the terms of the credit agreement, was 29.2% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at September 30, 2010 was $950.6 million compared to the Reliance shareholders’ equity balance of $2.78 billion at September 30, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The Subsidiary Guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the Subsidiary Guarantors accounted for approximately 95% of our total consolidated EBITDA for the last twelve months and approximately 93% of total consolidated tangible assets as of September 30, 2010.

We were in compliance with all debt covenants at September 30, 2010.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.08 billion at September 30, 2010, or approximately 22.5% of total assets, or 39.0% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $707.7 million at September 30, 2010, or approximately 14.7% of total assets, or 25.5% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2009 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2010 annual impairment tests of goodwill will be performed as of November 1, 2010 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of September 30, 2010, we have noted no indications of impairment.

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

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk factors since December 31, 2009. Please refer to Item 7A—Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: November 5, 2010	By:	/S/ DAVID H. HANNAH
David H. Hannah
Chairman and Chief Executive Officer

	By:	/S/ KARLA LEWIS
Karla Lewis
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

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