Form 10-K
period 2010-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2011-02-25
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☑         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2010 was approximately $2,570,000,000. As of January 31, 2011, 74,660,137 shares of the registrant’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “potential” and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. These factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements. As you read and consider this Annual Report and the documents incorporated by reference, you should understand that the forward-looking statements are not guarantees of performance or results.

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

Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in “Risk Factors” may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•

Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could also have a severe negative impact on our gross profit. In late 2010 and early 2011, our suppliers announced significant price increases for carbon steel products. Most of the price increases have been raw material cost driven rather than demand driven. With no corresponding improvement in demand these price increases may not be sustainable and there could be significant decreases in carbon steel product prices from current levels, which could have an adverse impact on our gross profit margins and profitability.

•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•

The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the recent economic recession. In the 2008 fourth quarter the effects of the depressed economy impacted our industry in a very significant and rapid manner from both demand and pricing perspectives. Although pricing and demand stabilized somewhat during the latter part of 2009 and continued to improve slowly but steadily in 2010, current demand for our products continues to be at low levels. We do not know if, or when, demand levels will return to pre-recession levels.

•

We operate in a very competitive industry and increased competition could reduce our gross profit margins and net income. The inventory destocking that occurred in our industry beginning in late 2008 and continuing through 2009 as a result of price reductions from our suppliers and significant decreases in demand from our customers significantly increased competitive pressures and negatively impacted our gross profit margins.

•

Global economic factors may cause increased imports of metal products to the U.S., which may cause the cost of the metals we purchase to decline and could also cause our selling prices and gross profits to decline.

•	If the producers increase production levels without offsetting increases in end demand, metal costs could decline, which may cause our selling prices and gross profits to decline.

ii

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain well-qualified individuals, our results of operations may decline.

•

Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations, which have grown as a percentage of our total operations to approximately 5% of net sales in 2010 (based on where sales originated).

•

The interest rates on our $1.1 billion revolving credit facility are variable. Although our outstanding borrowings on our $1.1 billion revolving credit facility were only $195.0 million at December 31, 2010, the impact of interest rate changes on our financial results could increase if we increase our borrowings on our $1.1 billion revolving credit facility to finance future acquisitions or increases in working capital.

•

The recent financial crisis has reduced credit availability for certain of our customers. The amount of customer receivable related allowances and write-offs in 2009 increased significantly compared to prior years. Although our credit losses declined in 2010 from the highs we experienced in 2009, these losses continue to be above our historical average levels. If our customers are unable to obtain the credit necessary to fund their operations and their purchases from us, particularly in an environment of increasing prices for our products, our financial results could be negatively affected.

•

We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business, or may fail to successfully adopt our operating strategies.

•

Our acquisitions might fail to perform as we anticipate or there could be significant negative events in our industry or the general economy that fundamentally alter our business model and outlook. This could result in an impairment charge to write off some or all of the goodwill and/or other intangible assets for acquired entities. Acquisitions may also result in our becoming responsible for unforeseen liabilities that may adversely affect our financial condition and liquidity. If our acquisitions do not perform as anticipated, our operating results also may be adversely affected.

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

•

We have implemented a staggered or classified Board that may impact your rights as a shareholder. A shareholder proposal to eliminate the classified Board was passed by a majority of the votes cast at our 2010 Annual Meeting of Shareholders and a proposed amendment to the Company’s Bylaws to implement this proposal will be presented to the shareholders at our 2011 Annual Meeting of Shareholders.

•	We may pursue growth opportunities that require us to increase our leverage ratios. This may cause our stock price to decline or impact our public debt ratings.

•	The volatility of our stock price has increased significantly. This volatility may continue in the future and may increase from current levels.

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

iii

PART I

Item 1.	Business.

We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 200 locations in 38 states, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea and the United Kingdom. Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. We deliver a variety of products from facilities located across the United States and Canada, and have a growing international presence to support the globalization of our customers, giving us product, customer and geographic diversification.

Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and somewhat lessened the negative impact of the recent economic recession. We also believe that such diversification has been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. We continued to generate industry-leading operating results with our 2010 net sales of $6.31 billion and net income of $194.4 million.

Industry Overview

Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications, using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting. These processing services save our customers time, labor, and expense and reduce their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate metals processor. Service centers comprise the largest single customer group for North American mills, buying and reselling more than 43% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the U.S. and Canada in 2008 according to the April 2009 issue of Purchasing magazine. This is the most recent publication that we are aware of providing such information. Purchasing magazine and the Purchasing.com website were closed in April 2010.

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

In June 2010, Tom Stundza, former editor of Purchasing magazine, reported that the North American (U.S. and Canada) metals distribution industry was estimated to have generated net sales of $107.5 billion in 2009 (the latest year for which such information is available), a 35.2% decline from the $166.0 billion generated in 2008. Revenues for the five largest North American metals service center companies ranged from $1.99 billion to $5.32 billion for total revenues of $16.1 billion, which represented approximately 14.9% of the estimated $107.5 billion industry total in 2009. Our 2009 sales of $5.32 billion represented approximately 4.9% of the estimated $107.5 billion industry total. We continue to be the largest North American metals service center company on a revenue basis.

Metals service centers are generally less susceptible to market cycles than producers of the metals, because service centers are usually able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a contractual basis. We believe that service center companies, like Reliance, with the most rapid inventory turnover and minimal contract sales are generally the least vulnerable to changing metals prices.

Customers purchase from service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus of the capital goods and related industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers to enhance their production efficiency.

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

In the mid-1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel, brass, and copper, and equipped with automated materials handling and precision cutting equipment. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In the mid-1990’s we began to expand nationally and focused on acquiring well-run, profitable service center companies. We have continued that strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 200 locations and net 2010 sales of $6.31 billion. We have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co.	1	Carbon steel
Lusk Metals	1	Precision cut aluminum plate and aluminum sheet and extrusions
MetalCenter	1	Flat-rolled aluminum and stainless steel
Olympic Metals	1	Aluminum, brass, copper and stainless steel
Reliance Metalcenter	7	Variety of carbon steel and non-ferrous metal products
Reliance Steel Company	2	Carbon steel flat-rolled and plate
Tube Service Co.	6	Specialty tubing
Allegheny Steel Distributors, Inc.	1	Carbon steel
Aluminum and Stainless, Inc.	2	Aluminum and stainless steel sheet, plate and bar
American Metals Corporation
American Metals	3	Carbon steel bar, flat-rolled, plate, structural and tubing
American Steel	2	Carbon steel bar, flat-rolled, plate, structural and tubing
Lampros Steel, Inc.	2	Carbon structural and tubing
LSI Plate (50% owned)	1	Carbon plate
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals Europe S.P.R.L.	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Carbon steel bar, plate, structural and tubing
IMS Steel	1	Carbon steel bar, plate, structural and tubing
Chapel Steel Corp.	5	Carbon steel plate
Chatham Steel Corporation	5	Carbon and stainless steel
Clayton Metals, Inc.	3	Aluminum and stainless steel flat-rolled products and custom extrusions
Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structural

Trade Name	No. of Locations	Primary Products Processed & Distributed
Delta Steel, Inc.
Delta Steel	4	Carbon steel bar, flat-rolled, plate, structural and tubing
Smith Pipe & Steel Company	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Diamond Manufacturing Company
Diamond Manufacturing	3	Perforated flat-rolled aluminum, stainless steel and carbon steel
Perforated Metals Plus	1	Perforated flat-rolled aluminum, stainless steel and carbon steel
Dependable Punch	1	Metal fabrication
Durrett Sheppard Steel Co., Inc.	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Earle M. Jorgensen Company
Earle M. Jorgensen	30	Specialty bar and tubing
Encore Metals USA	3	Stainless and alloy bar, plate and tube
Steel Bar	1	Carbon steel bars and tubing
Feralloy Corporation
Feralloy	5	Flat-rolled carbon steel service centers
Feralloy Processing Company (51%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Indiana Pickling & Processing (56%-owned)	1	Toll processing (pickling) of carbon steel
Acero Prime (40%-owned)	3	Toll processing (slitting and leveling) of carbon steel
Oregon Feralloy Partners (40%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Infra-Metals Co.	6	Carbon steel bar, plate, structural and tubing
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3	Full-line service centers
Custom Fab Company	1	Metal fabrication
Good Metals Company	1	Tool and alloy steels
Hagerty Steel & Aluminum Company	1	Plate and flat-rolled carbon steel
Metals Supply Company, Ltd.	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Metalweb Limited	4	Aluminum sheet, plate and bar
Pacific Metal Company	6	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	8	Carbon steel bar, flat-rolled, plate, structural and tubing
Phoenix Corporation
Phoenix Metals Company	11	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Flamecutting and Steel, Inc.	1	Carbon, alloy, and HSLA steel plate
Precision Strip, Inc.
Precision Strip	10	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Precision Strip de Mexico	1	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Reliance Asia Holding Pte. Ltd.
Earle M. Jorgensen (Malaysia)	1	Carbon, stainless and alloy bar and tube
Everest Metals (Suzhou) Co., Ltd	1	Aluminum plate and bar
Reliance Metalcenter Asia Pacific Pte. Ltd.	1	Aluminum plate, sheet and coil
Reliance Metals Canada Ltd.
Earle M. Jorgensen (Canada)	5	Specialty bar and tubing
Encore Metals	4	Stainless and alloy bar, plate and tube
Team Tube	5	Alloy and carbon steel tubing

Trade Name	No. of Locations	Primary Products Processed & Distributed
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and alloy specialty steels
Dynamic Metals International	1	Maraging and specialty steels
United Alloys Aircraft Metals	1	Titanium products
Siskin Steel & Supply Company, Inc.
Siskin Steel	5	Full-line service centers
Athens Steel	1	Carbon steel structural, flat-rolled and ornamental iron
East Tennessee Steel Supply	1	Carbon steel plate, bar and structural
Industrial Metals and Surplus/Georgia Steel	1	Carbon steel structural, flat-rolled and ornamental iron
Sugar Steel Corporation	2	Carbon steel bar, plate, structural and tubing
Toma Metals, Inc.	1	Stainless steel sheet and coil
Valex Corp. (97%-owned)
Valex	1	Electropolished stainless steel tubing and fittings
Valex China Co., Ltd. (88%-owned)	1	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd. (92%-owned)	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled carbon steel
Yarde Metals, Inc.	7	Stainless steel and aluminum plate, rod and bar

We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. We performed metals processing services, or first-stage processing, on approximately 38% of our sales orders in 2010 before distributing the product to manufacturers and other end-users. For approximately 50% of our 2010 orders we delivered the metal to our customer within 24 hours from receipt of an order. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2010, we handled approximately 4,840,000 transactions in total or 19,220 transactions per business day, with an average price of approximately $1,300 per transaction. Our net sales during 2010 were $6.31 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.

Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 45 businesses. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities during the last few years have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owns a 50% interest in an unconsolidated partnership, LSI Plate that is a distributor of carbon steel plate with locations in California and Oregon. The revenue of LSI from December 1, 2010 through December 31, 2010 was approximately $1.9 million. Effective February 2011, the business conducted by the LSI Plate Oregon location was moved to LSI in order to achieve certain operational efficiencies.

On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate as Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. Net sales of Diamond from October 1, 2010 through December 31, 2010 were approximately

$20.5 million. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach.

Internal Growth Activities

As the economy stabilized in 2010, we maintained our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $111.4 million. During 2010 we also consolidated and closed a few small operations that did not impact our ability to service our customers. We continued to expand our geographic presence as follows:

•	Chatham Steel Corporation leased a new facility in South Point, Ohio and is scheduled to open for business in the first quarter of 2011.

•	Diamond commenced operations in Cedar Hill, Texas at a newly built facility in February 2011.

•	Earle M. Jorgensen Company (“EMJ”) completed construction of a new facility in Orlando, Florida that commenced operations in February 2011.

•	EMJ Malaysia completed construction of its new facility in Nusajaya, Malaysia and commenced operations in the third quarter of 2010.

•	Sugar Steel Corporation leased a new facility in Evansville, Indiana that commenced operations in February 2011.

•	Yarde Metals, Inc. opened a new transfer facility in Livonia, Michigan in October 2010 to expand its presence in that market and to provide faster delivery of products to its customers in the area.

Operations in existing markets were also expanded as follows:

•	EMJ completed construction of its new facility in Memphis, Tennessee, which is scheduled to commence operations during the first quarter of 2011.

•

Liebovich Bros., Inc. completed construction of its new Rockford, Illinois coil processing facility in the fourth quarter of 2010 to expand into new product markets it was not previously able to support.

•

Precision Flamecutting and Steel, Inc. completed the purchase of land in Houston, Texas in January 2011, and plans to begin construction of a new, larger and more efficient facility to better service its customers in the area.

•

Yarde Metals, Inc. moved to its new larger and more efficient Limerick, Pennsylvania facility in October 2010. Construction was also started in 2010 on an expansion of Yarde Metals’ existing Hartford, Connecticut facility, with completion of the project expected during the third quarter of 2011.

Our 2011 capital expenditure budget is approximately $200 million with much of this related to internal growth activities comprised of expansions of existing facilities and purchases of equipment as well as establishing a presence in new geographic markets. We also plan to move out of various leased facilities and into newly built and/or purchased ones. We will continue to evaluate and execute additional growth projects as appropriate, given the economic conditions and outlook at the time.

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

We have more than 125,000 customers in various industries. Our customers are manufacturers and end-users in the general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip, which typically sells processing services, but not metal, to larger customers, such as mills and original equipment manufacturers (“OEM’s”), and in larger annual volumes than we have experienced historically. Precision Strip also has indirectly increased our participation in the auto and appliance end markets with the auto exposure primarily relating to the processing and delivery of metal for the transplants, or “New Domestic” companies.

Our metals service centers wrote and delivered over 4,840,000 orders during 2010 at an average price of approximately $1,300 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our service centers to our customers helps us provide just-in-time delivery to our customers as well as increases the likelihood of repeat business. In 2010, approximately 97% of our orders were from repeat customers. With our fleet of approximately 1,550 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining these relationships.

Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 5% of our 2010 net sales, or $289.2 million. However, our net sales to international customers (based on the shipping destination) were approximately 7% of our 2010 net sales or $441.1 million, with approximately 58% of these sales, or $254.8 million, to Canadian customers. See Note 1 of the Notes to the Consolidated Financial Statements for further information on U.S. and foreign revenues and assets.

Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in many industries, we believe that the effect of such changes on us is significantly reduced. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and have the versatility to service different end markets when an existing market slows. However, our diversity could not overcome the negative impact of the recent economic downturn and financial crisis as the recession significantly affected all industries and geographic regions. Beginning with the 2008 fourth quarter and throughout the first half of 2009 we saw a rapid and precipitous decline in demand and prices for almost all of our products. Our largest end market is non-residential construction, representing about one-third of our sales. Because of the length of many of these projects, our demand fell off at a slower pace than many of our competitors. We continued to see declines in this market through the first half of 2010. This market has remained at low demand levels since then. Pricing for most products we sell has increased significantly from the bottoms they reached in the summer of 2009. The price increases have been primarily raw material cost driven rather than demand driven. With metal pricing at elevated levels and credit availability still being limited, our customers continue to buy metal from us in smaller quantities, but more frequently. We believe that our ability to service customer orders in small quantities and with next day service provides a substantial advantage to metal buyers in the current environment.

During 2010, we saw a slow but steady improvement in our customer collections and by the end of the year our days sales outstanding (“DSO”) in customer receivables decreased to 41.6 days as of December 31, 2010, down from 42.6 days as of December 31, 2009. The diversity of our customer base somewhat reduces the impact of any single customer, as no customer in 2010 represented more than 1% of our sales. We only had six customers with 2010 annual sales of greater than $25 million.

California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Midwest region of the United States has become our largest market. Although our sales dollars in each of the regions we serve have generally increased, the percent of total sales in each region has changed as we have expanded our network. California represented 12% of our 2010 sales, which is a significant decrease from 45% of our 1997 sales; however, the dollar amount of our sales in California has increased about 75% during that time. The Midwest region, which we entered in 1999, is our largest region now with 28% of our 2010 sales.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2010	2009	2008
Midwest	28%	25%	26%
Southeast	18%	18%	19%
West/Southwest	15%	18%	16%
California	12%	13%	14%
Northeast	8%	8%	6%
Mid-Atlantic	6%	6%	5%
Pacific Northwest	5%	5%	6%
Mountain	3%	3%	4%
International	5%	4%	4%

Total	100%	100%	100%

Suppliers

We purchase our inventory primarily from the major domestic metals mills, although we do purchase certain products from foreign mills. We have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include ArcelorMittal, California Steel Industries, Inc., Evraz NA, Gerdau Ameristeel Corporation (including Chaparral Steel Company), Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. AK Steel, Allegheny Technologies Incorporated, North American Stainless and ThyssenKrupp AG supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcan Aluminum Limited, Alcoa Inc., Aleris International, Inc., Kaiser Aluminum Corp., Novelis Inc. and Sapa Group.

From 2001 through 2003, many domestic steel mills entered bankruptcy proceedings, which resulted in significant consolidation. Due to improved demand, mainly for flat-rolled products for the auto and appliance industries, U.S. carbon steel mills are now operating above 70% of capacity, up from less than 50% in 2009. Limited imports to the U.S. and increased raw material costs have generally supported higher prices for carbon steel since 2004. Although there has been significant volatility in carbon steel pricing since 2004, the low end of the pricing has been at historically high levels.

In 2010, mill pricing for carbon steel products was up by roughly a third during the first half of the year. By the end of the year, however, pricing had fallen back to levels just above January 2010 prices. Average pricing for the benchmark carbon hot-rolled steel product in 2010 rose approximately 30% from the 2009 average (according to American Metal Market). Although only about 5% of our 2010 sales dollars were in carbon steel hot-rolled coil, pricing for this product is commonly used by Reliance and others in the industry as an indicator of overall carbon steel pricing. Due mainly to a rise in scrap and other input costs at the mills, as opposed to higher end-use demand, prices for carbon steel hot-rolled coil have risen from $570 in November 2010 to around $900 a ton in February 2011 (according to American Metal Market).

Costs for most stainless products rose during the first half of 2010 mainly due to rising nickel surcharges, then decreased from July through September before increasing again in the last three months of the year. Aluminum products saw costs rise as a result of an increasing ingot price through May 2010, followed by a small decrease in June and July. From August through the end of 2010 aluminum product pricing continued to rise once again on increases in the cost of ingot. Costs for products that experienced the least volatility were primarily heat treated aluminum and alloy steel products because of their specialty nature.

Mill pricing for most products that we purchase has continued to increase in early 2011, and is at relatively high levels. A weakening in demand, increasing production by domestic mills without offsetting demand increases, a decline in raw material costs or increased imports to the U.S. could weaken pricing for any or all of our products.

Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals. From 2004 to 2008, when the supply of certain metals was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. Our size and strong relationships with our suppliers are now more important, we believe, because mill consolidation has somewhat reduced the number of suppliers.

Backlog

Because of the just-in-time delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is material to an understanding of our metals service center business.

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. We often deliver orders that do not require extensive or specialized processing to the customer within 24 hours of receiving the order. Our product mix has changed mainly as a result of our acquisitions. Flat-rolled carbon steel products, which generally have the most volatile and competitive pricing, accounted for only 11% of our 2010 sales. Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2010	2009	2008
	12%	12%	13%	carbon steel plate
	10%	13%	10%	carbon steel structurals
	10%	11%	12%	carbon steel tubing
	9%	9%	10%	carbon steel bar
	5%	5%	5%	hot-rolled steel sheet and coil
	4%	4%	3%	galvanized steel sheet and coil
	2%	2%	2%	cold rolled steel sheet and coil

Carbon Steel	52%	56%	55%

	7%	6%	6%	aluminum bar and tube
	5%	6%	4%	heat-treated aluminum plate
	4%	4%	4%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	18%	18%	16%

	8%	6%	7%	stainless steel bar and tube
	6%	5%	5%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate

Stainless Steel	16%	13%	14%

	6%	5%	6%	alloy bar and rod
	1%	1%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	8%	7%	8%

	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	4%	4%	5%	miscellaneous, including brass, copper and titanium

Total	100%	100%	100%

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

After receiving an order, we enter it into our computerized order entry system, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2010, we delivered approximately 50% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

Few metals service centers offer the full scope of processing services and metals that we provide. In 2010, we performed processing services for approximately 38% of our sales orders. Our primary processing services are described below:

•	Bar turning involves machining a metal bar into a smaller diameter.

•	Bending is the forming of metals into various angles.

•	Blanking is the cutting of metals into close-tolerance square or rectangular shapes.

•	Cambering is the forming of slight curves into metals.

•	Deburring is the process used to smooth the sharp, jagged edges of a cut piece of metal.

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

•	Fabricating includes performing second and/or third-stage processing per customer specifications, typically to provide a part, casing or kit, which is used in the customer’s end product.

•	Forming involves bending and forming plate or sheet products into customer-specified shapes and sizes with press brakes.

•	Grinding or blanchard grinding involves grinding the top and/or bottom of carbon or alloy steel plate or bars into close tolerance.

•	Leveling (cutting-to-length) involves cutting metal along the width of a coil into specified lengths of sheets, blanks or plates.

•	Machining refers to performing multiple processes to a piece of metal to produce a customer-specified component part.

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

•

Perforating is the process of punching holes in sheet or tube products with perforating presses that are designed specifically to quickly and accurately produce the largest number of holes per hit, which makes them an efficient and an economical solution for producing perforated material.

•	Pickling involves treating metal surfaces with chemicals to remove impurities, such as stains, inorganic contaminants, and rust or scale from ferrous metals.

•	Pipe threading refers to the cutting of threads around the circumference of the pipe.

•	Polishing changes the texture of the surface of the metal to specific finishes in accordance with customer specifications.

•	Precision plate sawing involves sawing plate (primarily aluminum plate products) into square or rectangular shapes to tolerances as close as 0.003 of an inch.

•	Punching is the cutting of holes into carbon steel beams or plates by pressing or welding per customer specifications.

•	Routing produces various sizes and shapes of aluminum plate according to customer-supplied drawings through the use of CNC controlled machinery.

•	Sawing involves cutting metal into customer-specified lengths, shapes or sizes.

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

Marketing

As of December 31, 2010, we had approximately 1,500 sales personnel located in 42 states, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea and the United Kingdom that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit and/or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

Industry and Market Cycles

We distribute metal products to our customers in a variety of industries, including non-residential construction, manufacturing, transportation, aerospace, energy and semiconductor fabrication. Many of the industries in which our customers compete are cyclical in nature and are subject to changes in demand based on general economic conditions. We sell to a wide variety of customers in diverse industries and geographic regions to reduce the effect of changes in these cyclical industries on our results. However, our diversity could not overcome the negative impact of the recent global economic downturn that significantly affected all industries.

Beginning with the 2008 fourth quarter, when our industry first felt the impact of the global economic recession, and continuing through the first half of 2009, there was a rapid and precipitous decline in demand and prices for almost all of our products and end markets. We saw pricing for the benchmark carbon steel hot-rolled coil product that reached $1,080 a ton in May 2008 from 2007 average pricing of about $540 a ton, decline to $390 a ton in May 2009 (according to American Metal Market). This was an unprecedented level of pricing volatility for the industry, and that, combined with the dramatic reduction in demand beginning in the 2008 fourth quarter and continuing throughout the first half of 2009, left most service centers with large amounts of inventory on hand at a higher cost than replacement cost. In reaction to this, service centers, including Reliance, entered an inventory destocking mode to try to clear out their higher cost material. However, poor customer demand required that selling prices be lowered, which resulted in significant deterioration in gross profit margins, causing many service center companies to operate at a loss during 2009. According to the Metals Service Center Institute (“MSCI”), tons sold during 2009 were down approximately 37% for the metals service center industry in North America compared to 2008. Our 2009 tons sold on a same-store basis were down approximately 32% from 2008.

Beginning with the second half of 2009 and throughout 2010, we saw a gradual but steady improvement in demand for most products and end markets we sell to with the exception of non-residential construction, which we believe represents about one-third of our business. The non-residential construction market remains our weakest market and is the only market we serve that was worse in 2010 than in 2009; however, we believe it has reached a bottom. Business activity in most all of our other markets is better than in 2009, especially in our energy, oil and gas and semi-conductor related businesses, which improved the most in 2010. We have also seen meaningful improvements in the automotive (through our toll processing operations), agriculture and aerospace industries. All other major end markets that we serve, including manufacturing and transportation (heavy truck, truck trailer, and rail car industries) also showed positive improvements from 2009, with further improvements noticed in quoting and sales activity in late 2010 and early 2011.

According to the MSCI, tons sold during 2010 were up approximately 21% for the metals service center industry in North America compared to 2009. Most of the improvement in industry volumes shipped came from carbon steel flat-rolled products, which experienced approximately a 25% increase in volume from 2009 and were driven primarily by improvement in the automotive and appliance sectors. According to the MSCI, carbon steel flat-rolled products represented approximately 63% of total industry shipments during 2010. For Reliance, carbon steel flat-rolled products represent approximately 20% of our total tons sold and only 11% of total sales due to their relatively lower selling prices in comparison to other products we sell. Our exposure to the automotive market and carbon steel flat-rolled products is primarily through our toll processing operations, which experienced a 39% increase in tons processed in 2010 from 2009 levels. In the case of toll processed (i.e., customer-owned) material, which is a typical service offered by a number of our metals service centers, our revenues generated are limited to our processing fees and do not include the cost of metal. Our tons sold (excluding the toll processing tons) were up approximately 6% from 2009; however, our combined tons sold and tons toll processed were up by approximately 22% from 2009.

On the pricing side, significant price increases were announced by the domestic carbon mills late in 2010 due mainly to a rise in scrap and other input costs at the mills, as opposed to higher end-use demand. The prices for carbon steel hot-rolled coil have risen from $570 in November 2010 to around $900 a ton in February 2011 (according to American Metal Market).

At this time, we expect slow and steady growth in demand throughout 2011, and expect current mill pricing to hold through the 2011 first quarter. A weakening in demand, increasing production by domestic mills without offsetting demand increases, declines in raw material costs or increased imports to the U.S. could weaken pricing.

Fluctuations in the cost of our materials affect the prices we charge to our customers. Managing through both price and demand volatility is a normal part of our business and we have successfully managed through such cycles for many years. We have historically been able to pass increases in metal costs on to our customers, as costs typically increase due to strong demand. However, in the current environment of increasing prices that are not demand driven, there could be pressure on our selling prices and gross profit margins due to the weak demand levels. We cannot predict whether the margin between our metal costs and selling prices will improve, decline or remain at the levels experienced during 2010, especially if costs of domestic metals decline rapidly and significantly.

Competition

The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported in the April 2009 issue of Purchasing magazine, it is estimated that there were approximately 3,300 intermediate steel processors and metals service center facilities in North America in 2008 (Purchasing magazine and the Purchasing.com website were closed in April 2010). In June 2010, Tom Stundza, former editor of Purchasing magazine, reported that the North American (U.S. and Canada) metals distribution industry was estimated to have generated net sales of $107.5 billion in 2009 (the latest year for which such information is available), a 35.2% decline from the $166.0 billion generated in 2008. Revenues for the five largest North American metals service center companies ranged from $1.99 billion to $5.32 billion for total revenues of $16.1 billion, which represented approximately 14.9% of the estimated $107.5 billion industry total in 2009. Our 2009 sales of $5.32 billion represented approximately 4.9% of the estimated $107.5 billion industry total. We continue to be the largest North American metals service center company on a revenue basis.

We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of products and services, our acquisitions and opportunities created by the activities of certain of our competitors, as well as our focus on small order sizes with quick turnaround.

Quality Control

Procuring high quality metal from suppliers on a consistent basis is critical to our business. We have instituted strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. In certain instances, we perform physical and chemical analyses on selected raw materials, typically through a third party testing lab, to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements and our customers’ specifications. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

In 2010, a total of 106 of our 200-plus facilities maintained ISO 9001:2008 certifications. The ISO 9001:2008 quality standard includes a matrix to record and review customer satisfaction and organizes the quality standard requirements to about eight elements. The certification takes approximately one year to obtain. Each facility seeking ISO certification is required to establish a quality system that is documented in a quality control manual that affects all aspects of the facility’s operations, including sales, product inspections, product storage, delivery and documentation. A certifying agent performs a physical audit of each facility every six months to determine that the facility is in fact following the procedures set forth in the quality control manual. A recertification is required for each facility every three years.

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

Our Precision Strip, Inc. subsidiary maintains ISO/TS 16949:2002 certifications at its 11 facilities. ISO/TS 16949:2002 is an ISO Technical Specification, which aligns existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Quality System Requirements QS-9000 (“QS-9000”) is the common quality standard for automotive suppliers and is based upon the 1994 edition of ISO 9001, with additional requirements specific to the automotive industry. Our Bralco Metals division and our AMI Metals, Inc., Metalweb Limited, Service Steel Aerospace Corp., and Yarde Metals, Inc. subsidiaries maintain AS 9100 certification. AS 9100 is a standardized quality management system specific to the aerospace industry. The standards emphasize areas that impact process and service, safety, quality and reliability for aerospace products. Many aerospace organizations require their suppliers to have AS 9100 certification. Our Valex Korea subsidiary maintains ISO 14001:2004 certification at its operating facility in South Korea. ISO 14001:2004 gives the generic requirements for an environmental management system. The intention of ISO 14001:2004 is to provide a framework for a strategic approach to the organization’s environmental policy, plans and actions.

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

Approximately 50 of our 200-plus locations use a suite of software products purchased and developed by our subsidiary Earle M. Jorgensen Company (“EMJ”). In 2009, the Reliance Corporate and EMJ IT departments merged and the combined team modified certain aspects of the software to allow it to support multiple entities. This system was implemented at certain Reliance subsidiaries in 2009 and 2010. Other subsidiaries use other vendor or in-house developed systems to support their operations. The basic functionality of the various systems is similar to Stelplan™ but in many instances has been customized for each of their operations with features to accommodate the products that they carry, automated equipment interfaces, or other specialized needs. These systems are included in our internal control testing.

A common financial reporting system, as well as certain other accounting and tax packages are used company-wide. We have also initiated efforts to allow us to identify the appropriate system solutions to provide a common ERP platform across our operating companies and to develop more efficient means of consolidating data. This is a multi-phased, multi-year project that will be pursued and implemented in a manner to limit both operational and financial risk.

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

Certain of our operations sell metal to foreign customers, subjecting us to various export compliance regulations. We have implemented a company-wide export compliance program to monitor adherence to our export compliance policy and to provide appropriate training to our operating personnel. Although the actual dollar amounts of our sales that are subject to these regulations are not material, penalties assessed to any violations may be material. Although we have implemented policies and procedures to comply with export compliance regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.

Environmental

Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, our wholly-owned subsidiary, that were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its financial position, results of operations or cash flows.

All scrap metal produced by our operations is sold to independent scrap metal companies and we believe is recycled. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution. If more stringent environmental regulations are enacted this could have an adverse impact on our financial results.

Employees

As of December 31, 2010, we had approximately 9,610 employees. Approximately 13% of the employees are covered by collective bargaining agreements, which expire at various times over the next four years. We have entered into collective bargaining agreements with 36 union locals at 41 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. We have never experienced a significant work stoppage.

As a result of the global economic recession that significantly impacted our business activity beginning in the 2008 fourth quarter, we made significant reductions in our workforce in order for us to maintain profitability as personnel costs represent the most significant variable operating expense that we have and are also the most impacted by changes in our order volumes. Throughout the 2008 fourth quarter and 2009 we reduced our workforce by approximately 2,500 employees, or 22%. As the economy stabilized and our business conditions improved in 2010, we increased our workforce at certain of our locations, with an increase of approximately 420 employees, or 5%, from December 31, 2009 on a same store basis. Many of our employees participate in various bonus programs based upon the financial results of a particular operation or the Company as a whole. Because of our higher profitability levels in 2010, our compensation expense was higher as our employees generally received higher commission incentives and bonuses than in 2009.

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

We have substantial debt service obligations. As of December 31, 2010, we had aggregate outstanding indebtedness of approximately $941.3 million. This indebtedness could adversely affect us in the following ways:

•

additional financing may not be available to us in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes and, if available, may be considerably more costly than our current debt costs;

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

Our existing debt agreements contain financial and restrictive covenants that limit our ability to incur additional debt, and to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our shareholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to generate sufficient cash flow to meet our existing debt service obligations.

Our annual debt service obligations until November 2012, when our revolving credit facility is scheduled to mature, will be primarily limited to interest and principal payments on multiple series of privately placed senior notes and our outstanding debt securities, with an aggregate principal amount of $735.0 million, and on borrowings under our $1.1 billion credit facility of $195.0 million as of December 31, 2010. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2012, our private notes when they mature on various dates between 2011 and 2013 or our debt securities when they mature in 2016 and 2036. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect, however; our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

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

Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operations. The U.S. economy technically entered an economic recession in December 2007 and the economic recession spread to many global markets in 2008. Beginning in the 2008 fourth quarter and throughout 2009, the metals industry, including service centers and Reliance, felt the effects of the recession. Both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. Although demand and pricing levels stabilized somewhat during the second half of 2009 and continued to improve at a slow but steady rate during 2010 and so far in 2011, overall demand for our products continues to be at low levels. We have little visibility as to the duration of the economic downturn, particularly its continued impact on the non-residential construction market, which may cause our financial condition to worsen from current levels and may continue to threaten the financial viability of our customers and their ability to pay us.

The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased both its consumption and production of metals and metal products. Initially, China’s large and growing demand for metals significantly affected the metals industry by diverting supply to China and contributing to the global increases in metal prices. With China’s increased production of metals, it has become a significant buyer of natural resources and a net exporter of certain metals. While these developments can affect global pricing, China has not yet had a significant impact on U.S. pricing or the pricing for our products. Future changes in China’s general economic conditions or in its production or export of metals could cause fluctuations in metal prices globally, which could adversely affect our revenues, gross profit and net income. Due to the recent global recession, U.S. mills have significantly reduced their production capacities by idling production lines in an effort to more closely match supply with current demand. Domestic carbon steel mills were operating at less than 50% of capacity in early 2009, which we believe supported pricing levels well above pricing levels that would have developed if capacity had not been reduced. During the second half of 2009 and throughout 2010 mill capacity rates have hovered around 70%, led mainly by increased demand for flat-rolled products by the auto and appliance industries. Pricing for most products has experienced significant increases in late 2010 and early 2011 mostly driven by increasing raw material costs as opposed to demand. However, if mills continue to increase production without a corresponding increase in demand, prices may decline. Global mills may react more irrationally than domestic mills.

Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. A decline in the dollar relative to foreign currencies may result in increased prices for metals and metal products in the United States and reduce the amount of metal imported into the U.S. as imported metals become relatively more expensive. If the value of the dollar improves relative to foreign currencies, this may result in increased metal being imported into the U.S., which in turn may pressure existing domestic prices for metal. In addition, when prices for metal products in the U.S. are lower than in foreign markets, metals may be sold in the foreign markets rather than in the U.S., reducing the availability of metal products in the U.S., which may allow the domestic mills to increase their prices.

We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers’ specific industries could negatively impact our revenues, gross profit and net income.

The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. For example, the recent economic recession significantly impacted our revenue levels due to both demand and pricing level deterioration beginning in the 2008 fourth quarter and through the first half of 2009. This deterioration also impacted our gross profit and net income levels as we had to lower our selling prices to our customers faster than we received lower cost metal into our inventory. Since the second half of 2009, our inventory costs have been generally in line with our replacement costs, allowing us to improve our gross profit margins to more normal historical levels since the second half of 2009 and throughout 2010. As previously discussed in Item 1. Business, Industry and Market Cycles, significant price increases have been announced by our suppliers for carbon steel products in late 2010 and early 2011 that are raw material cost as opposed to demand driven. If either demand or pricing were to decline from the current elevated levels that we have observed so far in early 2011, this could reduce our revenues, gross profit and net income.

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

We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. These competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income. The significantly lower demand levels during 2009 and rapidly declining prices escalated competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. These competitive pressures could intensify again if demand and particularly pricing decline significantly from the elevated levels reached in early 2011. Any increased competitive pressure could cause our revenues, gross profit and net income to decline further.

If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.

We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Using foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us, which may be more difficult to pass through to foreign suppliers. There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if the current economic downturn continues. Lower metal prices and lower demand levels caused certain mills to reduce their production capacity and, in many cases, to operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.

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

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of that transaction.

Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 45 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and, although we placed acquisitions on hold in 2009 because of the poor economic climate, we continued our acquisition activity in 2010 and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

•	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margins to decline;

•	we may have increased inventory exposure for a short time period if the acquired company had significant amounts of material on order;

•	our relationship with current and new employees, customers and suppliers could be impaired;

•	our due diligence process may fail to identify risks that could negatively impact our financial condition;

•	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, tax positions and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our management’s attention may be diverted by transition or integration issues; and

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.

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

We purchase large quantities of metal from mills whose production costs may increase because of proposed increases in taxation on carbon emissions as a byproduct of the milling process. Such regulation, if passed, may result in significantly higher prices charged to us by the mills for most every type of metal that we sell. The price that we pay for utilities such as electricity to run our warehouse equipment and fuel to run our delivery trucks and forklifts may rise as well due to increased taxation on the companies who produce and supply these commodities. We may not be able to fully pass on these costs to our customers without a resulting decline in order volumes, which may adversely impact our profits.

Carbon-related regulation may also negatively impact domestic exploration efforts. Should such a reduction in domestic exploration occur, we would expect to see a resulting slowdown in sales to our energy end market in general, thus negatively impacting our revenues, gross profit and net income.

Our operating results have fluctuated, and are expected to continue fluctuating, depending on the season.

Some of our customers are in seasonal businesses, including customers in the construction and related industries. Revenues in the months of July, November and December traditionally have been lower than in other months because of increased vacation days and holiday closures for various customers. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter.

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

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations and our leverage position, as well as general economic conditions. During the last three years our stock price was extremely volatile reaching an all-time high of $78 per share in July 2008, declining to $13 per share in November 2008, and then recovering during 2009 and 2010 and currently trading in the $50 range in early 2011. Other factors may include matters discussed in other risk factors and the following factors:

•

changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or changes in estimates that we provide in our quarterly earnings release and conference call;

•	developments affecting our Company, our customers or our suppliers;

•	changes in the legal or regulatory environment affecting our business;

•	press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance;

•	a decline in our credit rating by the rating agencies;

•	damage to our corporate reputation;

•	the operating and stock performance of other companies that investors may deem comparable;

•	sales of our common stock by large shareholders or insiders;

•	general domestic or international economic, market and political conditions.

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

We review the recoverability of goodwill annually or whenever significant events or changes occur that might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We test for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. Significant changes in any one of the assumptions made as part of our analysis, which could occur as a result of actual events, or further declines in the market conditions for our products or our common stock could significantly impact our impairment analysis. An impairment charge, if incurred, could be material.

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

Certain provisions in our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring Reliance, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our restated articles of incorporation and amended and restated bylaws (1) impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings and (2) establish a staggered or classified board of directors. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. A shareholder proposal to eliminate the classified Board was passed by a majority of the votes cast at our 2010 Annual Meeting of Shareholders and a proposed amendment to the Company’s Bylaws to implement this proposal will be presented to the shareholders at our 2011 Annual Meeting of Shareholders. In addition, our credit facility and the provisions of our senior private notes and debt securities contain limitations on our ability to enter into change of control transactions.

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

We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2010, Reliance and the subsidiary guarantors accounted for approximately $4.32 billion, or 93%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $5.97 billion, or 95%, of our total consolidated revenues for the year ended December 31, 2010. If Reliance expands its international presence at a greater pace than it expands its U.S. presence, a smaller percentage of its consolidated assets may be subject to the guarantee obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2010, we maintained more than 200 metals service center processing and distribution facilities in 38 states, and in Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea and the United Kingdom, a sales office in France, and our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging about two shifts operating at full capacity for a five-day work week.

We lease 142 of our processing and distribution facilities for a total of approximately 9.2 million square feet. Total square footage on all company-owned properties is approximately 14.8 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. The leases expire at various times through 2031 and the aggregate monthly rent amount is approximately $3.1 million.

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

	2010		2009
	High	Low	High	Low
First Quarter	$50.46	$39.46	$29.07	$18.72
Second Quarter	$54.96	$36.15	$43.10	$28.05
Third Quarter	$41.82	$35.35	$43.80	$33.71
Fourth Quarter	$51.73	$40.89	$45.42	$36.42

As of February 16, 2011, there were 272 record holders of our common stock. We have paid quarterly cash dividends on our common stock for 51 years. In February 2008, the regular quarterly dividend was increased 25% from $0.08 to $0.10 per share of common stock. In February 2011 the Board again increased the regular quarterly dividend amount 20% from $0.10 to $0.12 per share of common stock. Our Board of Directors has increased the quarterly dividend rate on a periodic basis. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

We did not repurchase any of our common stock in 2010. In January 2008, we repurchased 2,443,500 shares of our common stock at an average cost per share of $46.97. Since initiating the Stock Repurchase Plan in 1994 we have purchased approximately 15,200,000 shares at an average cost of $18.41 per share. As of December 31, 2010 we had authorization to purchase an additional 7,883,033 shares under our existing Repurchase Plan.

The private placement debt agreements for our senior notes and our syndicated credit facility contain covenants, which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2010, we have paid between 5% and 25% of earnings to our shareholders as dividends. The wide range is due mainly to volatility of our earnings over this period more than volatility of our dividend rate. In 2010, our dividend payments represented 15% of earnings.

The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/20/10	12/3/10	12/22/10	$0.10 per share
7/21/10	8/20/10	9/13/10	$0.10 per share
4/21/10	6/2/10	6/23/10	$0.10 per share
2/17/10	3/5/10	3/26/10	$0.10 per share
10/21/09	12/4/09	1/6/10	$0.10 per share
7/22/09	8/21/09	9/14/09	$0.10 per share
4/21/09	6/1/09	6/22/09	$0.10 per share
2/18/09	3/6/09	3/27/09	$0.10 per share

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

Restricted shares of common stock were also issued as bonuses under the Key-Man Incentive Plan, which we have maintained since 1965. The recipients of the restricted shares are fully vested in the shares on the date of the grant; however, they are restricted from trading the shares for a period of two years from the date of the grant. There were no proceeds received from the restricted shares granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
10,360	$24.86	2/23/09
5,052	$56.04	3/3/08

We also have securities authorized for issuance under our Amended and Restated Stock Option and Restricted Stock Plan and the EMJ incentive stock option plan. For a description of securities authorized for issuance under these equity compensation plans, which have been registered under the Securities Act of 1933, and the Directors’ Stock Option Plan, see Note 10 to the consolidated financial statements. Additional information regarding securities authorized for issuance under these equity compensation plans and the Directors’ Stock Option Plan is included under the caption “EXECUTIVE COMPENSATION – Equity Compensation Table” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011.

Stock Performance Graph

The following graph compares the performance of our Common Stock with that of the S&P 500, the Russell 2000 and the peer group that we selected for the five-year period from December 31, 2005 through December 31, 2010. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2005 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2010, the peer group consisted of Olympic Steel Inc. and Gibraltar Industries, Inc., each of which has securities listed for trading on NASDAQ; A.M. Castle & Co. and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange (collectively, “Peer Group”). The returns of each member of the peer group are weighted according to that member’s stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	2005	2006	2007	2008	2009	2010
Reliance Steel & Aluminum Co.	100.00	129.63	179.53	66.77	146.49	174.77
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Peer Group	100.00	106.76	110.71	70.54	89.06	113.67

Item 6. Selected Financial Data.

We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2010 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data:
Net sales	$6,312,795	$5,318,132	$8,718,844	$7,255,679	$5,742,608
Cost of sales (exclusive of depreciation and amortization expenses included in operating expenses)	4,727,887	3,918,611	6,556,748	5,418,161	4,231,386

Gross profit (1)	1,584,908	1,399,521	2,162,096	1,837,518	1,511,222
Operating expenses (2)	1,224,187	1,149,129	1,309,125	1,114,012	883,860

Operating income	360,721	250,392	852,971	723,506	627,362
Other income (expense):
Interest expense	(61,175)	(67,523)	(82,575)	(78,710)	(61,692)
Other (expense) income, net	(3,118)	12,624	(3,840)	9,931	5,768

Income before income taxes	296,428	195,493	766,556	654,727	571,438
Provision for income taxes	98,579	46,317	282,921	246,438	216,625

Net income	197,849	149,176	483,635	408,289	354,813
Less: Net income attributable to noncontrolling interests	3,496	1,018	858	334	306

Net income attributable to Reliance	$194,353	$148,158	$482,777	$407,955	$354,507

Earnings per Share:
Net income per share attributable to Reliance shareholders — diluted (3)	$2.61	$2.01	$6.56	$5.36	$4.82
Net income per share attributable to Reliance shareholders — basic (3)	$2.62	$2.02	$6.60	$5.39	$4.85
Weighted average common shares outstanding — diluted (3)	74,472	73,702	73,598	76,065	73,600
Weighted average common shares outstanding — basic (3)	74,230	73,446	73,102	75,623	73,134

Other Data:
Cash flow provided by operations	$214,087	$942,996	$664,684	$638,964	$190,964
Capital expenditures	111,356	69,901	151,890	124,127	108,742
Cash dividends per share (3)	0.40	0.40	0.40	0.32	0.22

Balance Sheet Data (December 31):
Working capital	$1,192,302	$973,335	$1,652,207	$1,121,539	$1,124,650
Total assets	4,668,893	4,306,777	5,195,485	3,983,477	3,614,173
Long-term debt (4)	857,789	852,557	1,675,565	1,013,260	1,088,051
Reliance shareholders’ equity	2,823,732	2,606,432	2,431,436	2,106,249	1,746,398

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

(2)	Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation expense and amortization expense.
(3)	All share information has been retrospectively adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was effective July 19, 2006.
(4)	Includes the long-term portion of capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business conditions in 2010 were much better than in 2009, although well below what we consider to be healthy levels. We consider the last two months of 2008 and all of 2009 to be the most difficult operating environment that our company and our industry has ever experienced due to rapid and significant demand and pricing declines resulting from the global economic recession. Beginning in mid-2009 both demand and pricing for our products had generally stabilized and we began to see improvements in demand in certain of our end markets that continued through 2010 — most notably in semiconductor and electronics; energy, oil and gas; aerospace; agriculture and heavy equipment; and toll processing for the automotive and appliance industries. There was one end market where demand was weaker for us in 2010 than in 2009, and that was non-residential construction, which happens to be our largest end market. Projects continued to wind down through 2009 and the first half of 2010 and then bottomed for us in mid-2010. Activity has remained consistent at these low levels for non-residential construction since that time. Although there was positive improvement in many of our end markets in 2010, our total tons sold were up only 6% in 2010 from 2009 due to our end market and product mix. This is after we experienced a 32% decrease in our same-store tons sold in 2009 as compared to 2008.

Pricing rebounded much more than demand during 2010. Beginning near the end of 2009, mill prices, especially for carbon steel products, which represented 52% of our 2010 sales dollars, increased mainly because of increased costs for raw materials globally. The mills passed their cost increases through to us, and we, in turn passed these increases on to our customers. Prices continued to increase through most of the 2010 first half, but then declined mid-year when forecasts of a potential double-dip recession became prominent. This pressure on pricing lowered our gross profit margins until the double-dip fear subsided and raw material costs again increased. The mills announced multiple carbon steel price increases late in the 2010 fourth quarter, as their raw material costs continued to increase. This allowed us to increase our selling price to our customers and somewhat improve our December gross profit margins. However, our 2010 gross profit margin was 25.1%, compared to 26.3% in 2009.

The use of LIFO inventory valuation results in a better matching of costs and revenues. However, we believe that our reported gross profit margins, that are on a LIFO basis, somewhat distort the true improvement in both demand and pricing in 2010 compared to 2009. In 2010, our LIFO adjustment resulted in expense of $35 million, compared to income of $305 million in 2009 — a swing of $340 million.

We are pleased with our performance in 2010 but look forward to further improvement in demand for all of our end markets. We will continue to focus on maximizing the profitability of our existing businesses and continued profitable growth through both acquisitions and internal initiatives. In 2010 we again entered the acquisition market, completing two acquisitions in the 2010 fourth quarter with a combined transaction value of about $123 million, and we also spent $111 million on capital expenditures. A significant portion of our capital expenditures related to growth initiatives, including the expansion and relocation of existing facilities, enhancing and adding processing capabilities, penetrating new geographic markets and expanding product offerings at existing locations. Our 2010 acquisitions and internal growth initiatives further enhanced our product, geographic and customer diversity. We believe this diversification makes our financial results less cyclical than others in our industry.

Our balance sheet provides significant capacity for us to execute our growth strategies. Our net debt-to-total capital ratio was only 23.5% at December 31, 2010 and we had only $195 million of borrowings outstanding on our $1.1 billion credit facility. From now through November 2012, we have $86.7 million of scheduled debt maturities. We expect to fund these obligations, as well as our working capital, growth and other activities with our cash flow from operations and availability on our credit facility.

We expect to further grow the Company in 2011 both through accretive acquisitions and internal growth opportunities to enhance our product, geographic and customer diversity. We believe the improved business climate and credit markets should result in acquisition opportunities that are attractive to us in the future. We will evaluate these opportunities and pursue those that meet our disciplined acquisition criteria. Our 2011 capital expenditure budget is about $200 million, a good portion of which will be invested in new or expanded facilities and state-of-the art equipment that will allow us to continue to provide superior customer service and the highest quality of processed metals to our existing customers as well as to expand our market share.

We expect a continued slow and steady improvement in demand across our end markets throughout 2011. Prices are currently at high levels for most products that we sell. We expect these prices to hold through the 2011 first quarter but anticipate there may be downward pressure on pricing for most products later in the 2011 second quarter, unless overall demand improves significantly. However, we expect our average selling price for 2011 to be at or above our 2010 average selling price. In an environment of improving demand and moderate price fluctuations, up or down, we anticipate that we will be able to maintain our gross profit margins in a range of 25% to 27%, consistent with our historical results over the past ten years. We will continue to focus on cost controls and inventory turnover. All of these factors indicate improved financial results in 2011 as compared to 2010; however, until there is significant improvement in demand, especially in the non-residential construction market, we expect our results to be below what we believe our true earnings power is, given the current size and breadth of our Company.

Effect of Demand and Pricing Changes on our Operating Results

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

In addition, when volume or pricing increases, our working capital requirements typically increase, which may require us to increase our outstanding debt. This usually increases our interest expense. When our customer demand falls, we typically generate stronger levels of cash flow from operations as our working capital needs decrease.

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owns a 50% interest in an unconsolidated partnership, LSI Plate that is a distributor of carbon steel plate with locations in California and Oregon. The revenue of LSI from December 1, 2010 through December 31, 2010 was approximately $1.9 million. Effective February 2011, the business conducted by the LSI Plate Oregon location was moved to LSI in order to achieve certain operational efficiencies.

On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate as Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. Net sales of Diamond from October 1, 2010 through December 31, 2010 were approximately $20.5 million. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach.

We funded our 2010 acquisitions with borrowings of approximately $100.3 million on our $1.1 billion revolving credit facility. We also assumed and subsequently repaid $22.6 million of debt from our 2010 acquisitions.

Internal Growth Activities

As the economy stabilized in 2010, we maintained our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $111.4 million. During 2010 we also consolidated and closed a few small operations that did not impact our ability to service our customers. We continued to expand our geographic presence as follows:

•	Chatham Steel Corporation leased a new facility in South Point, Ohio and is scheduled to open for business in the first quarter of 2011.

•	Diamond commenced operations in Cedar Hill, Texas at a newly built facility in February 2011.

•	Earle M. Jorgensen Company (“EMJ”) completed construction of a new facility in Orlando, Florida that commenced operations in February 2011.

•	EMJ Malaysia completed construction of its new facility in Nusajaya, Malaysia and commenced operations in the third quarter of 2010.

•	Sugar Steel Corporation leased a new facility in Evansville, Indiana that commenced operations in February 2011.

•	Yarde Metals, Inc. opened a new transfer facility in Livonia, Michigan in October 2010 to expand its presence in that market and to provide faster delivery of products to its customers in the area.

Operations in existing markets were also expanded as follows:

•	EMJ completed construction of its new facility in Memphis, Tennessee, which is scheduled to commence operations during the first quarter of 2011.

•

Liebovich Bros., Inc. completed construction of its new Rockford, Illinois coil processing facility in the fourth quarter of 2010 to expand into new product markets it was not previously able to support.

•

Precision Flamecutting and Steel, Inc. completed the purchase of land in Houston, Texas in January 2011, and plans to begin construction of a new, larger and more efficient facility to better service its customers in the area.

•

Yarde Metals, Inc. moved to its new larger and more efficient Limerick, Pennsylvania facility in October 2010. Construction was also started in 2010 on an expansion of Yarde Metals’ existing Hartford, Connecticut facility, with completion of the project expected during the third quarter of 2011.

Our 2011 capital expenditure budget is approximately $200 million with much of this related to internal growth activities comprised of expansions of existing facilities and purchases of equipment as well as establishing a presence in new geographic markets. We also plan to move out of various leased facilities and into newly built and/or purchased ones. We will continue to evaluate and execute additional growth projects as appropriate, given the economic conditions and outlook at the time.

Results of Operations

The following table sets forth certain income statement data for each of the three years ended December 31 (dollars are shown in thousands and certain amounts may not calculate due to rounding):

	2010		2009		2008
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$6,312,795	100.0%	$5,318,132	100.0%	$8,718,844	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	4,727,887	74.9	3,918,611	73.7	6,556,748	75.2
Gross profit (1)	1,584,908	25.1	1,399,521	26.3	2,162,096	24.8
S,G&A expenses	1,103,584	17.5	1,030,245	19.4	1,211,201	13.9
Depreciation expense	91,043	1.4	89,068	1.7	78,853	0.9
Amortization expense	29,560	0.5	29,816	0.6	19,071	0.2

Operating income	$360,721	5.7%	$250,392	4.7%	$852,971	9.8%

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales. Our 2010 annual consolidated sales of $6.31 billion were up 18.7% from 2009, with a 5.9% increase in tons sold and an 11.7% increase in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude our toll processing sales.) Same-store sales, which exclude the sales of our 2010 acquisitions, were $6.29 billion in 2010, up 18.3% from 2009, with a 5.6% increase in our tons sold and an 11.6% increase in our average selling price per ton sold.

In general, demand has been gradually improving since we reached a low in June 2009 as the general economy is slowly recovering and our customers are buying metal to meet their production needs. Business activity in most all of our markets is better than in 2009, with the exception of non-residential construction, which we believe represents about one-third of our revenues. Our strongest markets during the year were in energy, oil & gas; semiconductor & electronics; aerospace; and toll processing, which is primarily related to the auto and appliance industries. Our toll processing volumes in 2010 were up 39% from 2009 levels.

Most of the products we sell had higher average selling prices in 2010 compared to 2009 levels as a result of increased mill prices over this period. Our major commodity selling prices increased in 2010 from 2009 levels as follows: carbon steel up 6.6%; aluminum up 2.3%; stainless steel up 18.8%; and alloy up 0.6%. Contributing to the increase in our overall average selling price of 11.7% was also the shift in our product mix, with our carbon steel sales as a percent of total sales dollars declining to 52% of total sales dollars in 2010 from 56% in 2009 and stainless steel sales increasing to 16% from 13%. As stainless steel products generally have higher prices than carbon steel products, this shift in our product mix increased our average price per ton sold.

Furthermore, late in 2010, significant price increases were announced by the domestic carbon steel mills due mainly to a rise in scrap and other input costs at the mills, as opposed to higher end-use demand. The prices for carbon steel hot-rolled coil have risen from $570 in November 2010 to around $900 a ton in February 2011 (according to American Metal Market). Many of these increases were announced in December 2010, which allowed us to pass through at least a portion of the increase to our customers and contributed to the increase in our 2010 fourth quarter average selling price.

Cost of Sales. Our total cost of sales increased 20.7% in 2010 to $4.73 billion compared to $3.92 billion in 2009. The increase in cost of sales in 2010 compared to 2009 is due to increases in tons sold as well as increased costs for most products we sell (see “Net Sales” above for trends in the costs of our products) from 2009. Our cost per ton sold increased 13.9%, relatively consistent with the increase in our average selling price per ton sold of 11.7%.

Also, our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense of $34.8 million in 2010 compared to a credit, or income of $305.0 million in 2009. The LIFO charge, or expense, that we recorded in 2010 was the result of increases in our inventory costs at year-end 2010 as compared to year-end 2009 levels. The 2009 LIFO credit, or income, resulted from significant declines in both cost and quantities of inventory on hand at the end of 2009 as compared to the beginning of that year. Our LIFO reserve as of December 31, 2010 and 2009 was $117.6 million and $82.8 million, respectively.

Gross Profit. Total gross profit increased 13.2% to $1.58 billion for 2010, compared to $1.40 billion in 2009. Our gross profit as a percentage of sales in 2010 was 25.1% compared to 26.3% in 2009.

Our 2009 gross profit margin was positively impacted due to our large LIFO adjustment in that period resulting from falling metal prices. In mid-2009 our inventory costs were better aligned with current replacement costs and demand and pricing had generally stabilized. This allowed us to improve our FIFO gross profit margins in the 2009 second half that, along with our LIFO adjustment, resulted in a gross profit margin of 26.3%.

Our gross profit margin during the 2010 first half was relatively consistent with our 2009 rate. Although we were operating in a more stable environment during 2010, our gross profit margin narrowed in the second half of the year, which resulted in a 2010 gross profit margin of 25.1%. The mills announced price reductions early in the 2010 third quarter and that, along with the higher-cost inventory that we were receiving, pressured our selling prices, resulting in lower gross profit margins than we experienced earlier in 2010. Late in the 2010 fourth quarter mills announced significant increases for certain carbon products, which positively impacted our gross profit margins in December and early 2011. See “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A expenses”) for 2010 increased $73.3 million, or 7.1%, from 2009 and were 17.5% as a percentage of sales, down from 19.4% in 2009. Our 2010 expenses as a percent of sales decreased because of our higher sales compared to 2009.

Increases in variable compensation expenses along with moderate increases in certain warehouse and delivery expenses, resulting from improved demand for our products as well as the S,G&A expenses from our 2010 acquisitions account for most of the change in S,G&A expenses during 2010 compared to 2009. Our cost structure is highly variable, with personnel-related expenses making up about 60% of our S,G&A expenses. In 2009, we reduced our headcount by over 1,700 employees or 16% from 2008 year-end levels. Total compensation related expenses in 2009 were lower because of these personnel reductions as well as reduced bonus, commission, and incentive compensation due to lower gross profit and pre-tax income levels. Since employees throughout our workforce have a significant portion of compensation tied to profitability, the improvement in gross profit margins and pre-tax profits in 2010 as compared to 2009 led to higher bonus, commission, and incentive compensation levels during 2010 as compared to 2009.

Depreciation and amortization expense for 2010 of $120.6 million increased 1.4% from 2009. The increase was mainly due to additional depreciation expense from our 2010 acquisitions and depreciation of our 2010 capital expenditures.

Operating Income. Operating income was $360.7 million in 2010, resulting in an operating profit margin of 5.7%, compared to 2009 operating income of $250.4 million and an operating profit margin of 4.7%. The higher sales and gross profit amounts in 2010 have significantly increased our operating income.

Other Income and Expense. Interest expense in 2010 was $61.2 million, a decrease of $6.3 million from $67.5 million in 2009. Although we significantly increased our borrowings for the $1.1 billion purchase of PNA in August 2008, we were able to quickly reduce our debt level because of our record cash flows during 2009 and continued positive cash flow in 2010. Other (expense) income, net was expense of $3.1 million in 2010 compared to income of $12.6 million in 2009, a net decrease in income of $15.7 million. Lower investment income on company-owned life insurance policies as well as lower related policy redemption gains resulted in a $12.4 million decrease in income from life-insurance policies in 2010 compared to 2009.

Income Tax Rate. Our 2010 effective income tax rate was 33.3% compared to 23.7% for 2009. The fluctuations in our effective tax rate are mainly due to our varying income levels and due to the favorable resolution of certain tax matters in 2009. All other permanent items that impacted our effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during both years and relate mainly to company-owned life insurance policies and domestic production activities deductions.

Net Income. Net income attributable to Reliance in 2010 was $194.4 million compared to $148.2 million in 2009. The increase was primarily the result of a more stable demand and pricing environment for our products, which has allowed us to generate increased gross profit dollars with relatively smaller increases in our operating expenses.

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

Our average selling prices during 2009 declined mainly because of the significant mill price reductions for most products that we sell compared to 2008. Prices for most carbon steel products were rising significantly during the first half of 2008 and reached record levels in July 2008. Subsequently, prices fell rapidly beginning in the 2008 fourth quarter and continued to decline through the first half of 2009. In the 2009 second half there were modest increases in mill prices for certain products. Our diverse product mix somewhat tempered the effect of the carbon and stainless steel price declines, as aluminum products made up about 18.0% of our 2009 sales, and our average selling price for aluminum products was down only 11.5% in 2009 compared to 2008.

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

Also, our LIFO reserve adjustment resulted in a credit, or income of $305.0 million in 2009 compared to a charge, or expense of $109.2 million in 2008. The LIFO credit or income that we recorded in 2009 was the result of significant decreases in our inventory costs at year-end 2009 as compared to year-end 2008 levels, especially for carbon steel products. Our LIFO reserve as of December 31, 2009 and 2008 was $82.8 million and $387.8 million, respectively.

Gross Profit. Total gross profit decreased 35.3% to $1.40 billion for 2009, compared to $2.16 billion in 2008. Our gross profit as a percentage of sales in 2009 was 26.3% compared to 24.8% in 2008.

During the first half of 2009, we were selling higher cost inventory into a declining price market that significantly reduced our gross profit margins. Beginning in the 2009 third quarter, mill prices began to increase and we began purchasing more metal from mills as our inventory levels better matched our shipment levels. This better aligned our inventory costs with current replacement costs resulting in improved gross profit margins. Our LIFO reserve adjustment was income, or a credit, to cost of sales in 2009, compared to expense, or a charge, in 2008, which also impacted our gross profit margins. See “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses. S,G&A expenses for 2009 decreased $181.0 million, or 14.9%, from 2008 and were 19.4% as a percentage of sales, up from 13.9% in 2008. On a same-store basis, our 2009 expenses decreased $247.8 million, or 22.2% from 2008 primarily due to lower compensation expense levels. Our 2009 expenses as a percent of sales increased substantially because of our lower sales compared to 2008.

In 2009, we reduced our workforce by approximately 1,700 employees, or 16%, with most reductions occurring in the first half of the year. From September 30, 2008 through December 31, 2009 we reduced our workforce by approximately 2,500 employees, or 22%. In addition to the headcount reductions, we had many employees working reduced hours resulting in additional savings. Furthermore, throughout our workforce, employees have a significant portion of compensation tied to profitability. Because of the lower profitability levels in 2009, our compensation expense declined. Additionally, our 2009 expenses include $18.8 million related to potentially uncollectible accounts receivable, an increase of $12.7 million from 2008. In 2009, we wrote-off $19.6 million of customer receivables as uncollectible, an increase of $11.6 million compared to 2008. Our allowance for uncollectible accounts at December 31, 2009 was $21.3 million.

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

Other Income and Expense. Interest expense was $67.5 million, a decrease of $15.1 million from $82.6 million in 2008. Although we significantly increased our borrowings for the $1.1 billion purchase of PNA in August 2008, we were able to quickly reduce our debt level because of our strong cash flows resulting from aggressively reducing our working capital levels. Other (expense) income, net was income of $12.6 million in 2009 compared to expense of $3.8 million in 2008, a net increase in income of $16.5 million. Higher interest and dividend income on company-owned life insurance policies as well as related policy redemption gains resulted in $8.8 million higher income from life-insurance policies in 2009 compared to 2008. Also, 2008 results were impacted with foreign currency transaction losses of approximately $6.0 million.

Income Tax Rate. Our 2009 effective income tax rate was 23.7% compared to 36.9% for 2008. The decrease in our effective rate was mainly due to the same type of permanent items having a much greater impact on our effective rate in 2009 as a result of lower income levels and due to the favorable resolution of certain tax matters in 2009.

Net Income. Net income attributable to Reliance in 2009 was $148.2 million compared to $482.8 million in 2008. The decrease was primarily due to the lower sales, gross profit and operating income dollars generated as a result of the global economic recession.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $214.1 million in 2010 compared to $943.0 million in 2009. During 2009 we were focused on reducing our working capital as a result of declining demand and pricing for our products, generating a significant amount of cash flow from operations. Due to improving business conditions in 2010, our working capital, primarily accounts receivable and inventories, has increased somewhat mainly due to increased demand levels and higher mill prices from 2009 year-end levels. Our focus on profitability allowed us to remain cash flow positive while we were increasing working capital.

As demand and prices for our products were gradually improving during 2010, we were aligning our working capital needs with current business levels. As a result, our receivables and FIFO inventories increased by $146.7 million and $156.6 million, respectively, from 2009 year-end levels, offset by an increase in our accounts payable balance of approximately $75.9 million.

To manage our working capital, we focus on our days sales outstanding (“DSO”) to monitor accounts receivable and on our inventory turnover rate to monitor our inventory levels, as receivables and inventory are the two most significant elements of our working capital. As of December 31, 2010, our DSO rate was approximately 41.6 days compared to 42.6 days at December 31, 2009. Although our DSO rate has improved from last year, our accounts receivable balance has increased significantly from December 31, 2009 due to higher sales levels in 2010.

Our inventory turn rate during 2010 improved significantly to about 4.8 times (or 2.5 months on hand), compared to our 2009 rate of 3.7 times (or 3.2 months on hand). Our December 31, 2010 FIFO inventory levels increased from December 31, 2009 levels because of our higher shipment levels and higher metal costs, offset by improvement in our inventory turn rate.

Investing Activities

Capital expenditures were $111.4 million in 2010 compared to $69.9 million during 2009, with the majority invested in growth initiatives to expand or relocate existing facilities, purchase properties that we previously leased on terms favorable to us and to add or upgrade equipment in addition to meeting ongoing maintenance requirements. Our 2011 capital expenditures are budgeted at approximately $200 million, which also includes several growth and maintenance activities. Cash used for our 2010 acquisitions was approximately $100.3 million, net of cash acquired and debt assumed.

We borrowed $42.4 million against the surrender value of our company-owned life insurance policies to partially finance our 2010 capital expenditures and acquisitions.

Financing Activities

Our cash flows from operations funded our net reductions of outstanding debt by approximately $18.4 million and dividends to our shareholders of $29.7 million in 2010. On February 16, 2011, our Board of Directors declared the 2011 first quarter cash dividend of $0.12 per share, a 20% increase from $0.10 per share. We have paid regular quarterly dividends to our shareholders for 51 consecutive years.

In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2010. Repurchased shares are treated as authorized but unissued shares. We did not repurchase any shares of our common stock in 2010 or 2009. We repurchased approximately 2,443,500 of our common stock in 2008, at an average cost of $46.97 per share. Since initiating our Stock Repurchase Plan in 1994, we have repurchased approximately 15,200,000 shares at an average cost of $18.41 per share. We believe such purchases, given appropriate circumstances, enhance shareholder value and reflect our confidence in the long-term growth potential of our company.

Liquidity

Our primary sources of liquidity are generally our internally generated funds from operations and our $1.1 billion revolving credit facility. Cash flow provided by operations was $214.1 million in 2010 compared to a record $943.0 million in 2009.

Our outstanding debt at December 31, 2010 was $941.3 million, up slightly from $935.8 million at December 31, 2009. We increased our borrowings by approximately $122.9 million to complete our 2010 acquisitions, but were able to keep our outstanding borrowings relatively unchanged from 2009 as a result of our positive operating cash flows in 2010.

On September 28, 2009, we amended our $1.1 billion revolving credit facility to adjust certain financial covenants and placed restrictions on certain uses of cash including cash used for acquisitions, dividends, investments and stock repurchases. Our interest coverage ratio requirement was reduced to a minimum 2.0 times from 3.0 times and our leverage ratio requirement was reduced to a maximum of 50% from a maximum of 60% until June 30, 2010, at which time these ratios adjusted back to the pre-amendment levels. With the amendment, our pricing was adjusted to market rates. Additionally, with the amendment of our credit facility, we extended the maturity date by one year from November 2011 to November 2012 for $1.02 billion of commitments. As of December 31, 2010, we had $195.0 million in outstanding borrowings on our $1.1 billion revolving credit facility.

Our net debt-to-total capital ratio was 23.5% as of December 31, 2010, down from our 2009 year-end rate of 25.6% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

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

At December 31, 2010, we also had $135.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding private placement notes bear interest at an average fixed rate of 5.1% and have an average remaining life of 1.6 years, maturing from 2011 to 2013. In October 2010, $78.0 million of private placement notes matured and were paid off.

We also had a separate revolving credit facility for operations in Canada with a credit limit of CAD$5 million with no outstanding borrowings as of December 31, 2010. We subsequently terminated this credit facility in January 2011. Various other separate revolving credit facilities are in place for our operations in Asia and for our operations in the United Kingdom with total combined outstanding balances of $11.8 million and $8.1 million as of December 31, 2010 and December 31, 2009, respectively.

Our $1.1 billion syndicated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve-month period ended December 31, 2010 was approximately 5.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio as of December 31, 2010 calculated in accordance with the terms of the credit agreement was 25.9% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of December 31, 2010 was $999.2 million compared to the Reliance shareholders’ equity balance of $2.82 billion.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 92% of our total 2010 consolidated EBITDA and approximately 92% of total consolidated tangible assets as of December 31, 2010. We were in compliance with all other debt covenants at December 31, 2010.

We have $86.7 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditures, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility.

Off-Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2010 and 2009, we were contingently liable under standby letters of credit in the aggregate amount of $42.6 million and $50.5 million, respectively. The letters of credit related to insurance policies, construction projects, and outstanding bonds.

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of December 31, 2010. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

		Payments Due by Period (in thousands)
Contractual Obligations
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$943,100	$86,232	$256,568	$300	$600,000
Estimated Interest on Long-Term Debt (1)	603,962	53,208	91,777	77,652	381,325
Capital Lease Obligations	3,641	870	1,674	1,071	26
Operating Lease Obligations	283,058	57,492	84,679	50,645	90,242
Purchase Obligations — Other (2)	397,730	84,975	118,117	129,548	65,090
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (3)	70,707	9,752	11,430	11,310	38,215

Total	$2,302,198	$292,529	$564,245	$270,526	$1,174,898

(1)	Interest is estimated using applicable rates as of December 31, 2010 for our outstanding fixed and variable rate debt based on their respective scheduled maturities.
(2)

The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace-related materials.

(3)	Includes the estimated benefit payments or contribution amounts for the Company’s defined benefit plans for the next ten years.

Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on our Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of goods and services are not included in the table above except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace-related materials.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, pricing in effect at that time for inventory purchase commitments, or due to changes to agreed-upon amounts for some obligations.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Furthermore, the impact of the recent economic recession was so significant on our business during 2009 that our period-to-period fluctuations experienced throughout that year were not representative of typical seasonal trends experienced in the past. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.11 billion as of December 31, 2010, or approximately 24% of total assets or 39% of Reliance shareholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

We review the recoverability of goodwill annually or whenever significant events or changes occur, which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We test for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. We perform the required annual goodwill impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2010, 2009 or 2008.

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

Inventories

A significant portion of our inventory is valued using the last-in, first-out (“LIFO”) method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in our cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2010, cost on the first-in, first-out (“FIFO”) method exceeded our LIFO value of inventories by $117.6 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are significantly below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.

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

Foreign exchange rate risk

Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. Since the functional currency of our foreign operations is predominantly in their local currency, the currency effects of translating the financial statements of those foreign subsidiaries, which operate in local currency environments, are included in the “Accumulated Other Comprehensive Income (Loss)” component of consolidated equity and do not impact earnings. However, foreign currency transaction gains and losses do impact earnings and resulted in approximately $0.2 million of gains in 2010 and 2009, and a net loss of approximately $6.0 million for the year ended December 31, 2008. During 2008 our primary exposure to foreign currency rates related to our Canadian operations that had certain outstanding intercompany borrowings denominated in the U.S. dollar that were not hedged. This exposure was significantly reduced at the end of 2008 as the related balances were paid off.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. As of December 31, 2010, our total variable interest rate debt outstanding amounted to approximately $208.0 million, which was primarily comprised of the borrowings on our revolving credit facility of $195.0 million. A hypothetical 1% increase in interest rates on $208.0 million of debt would result in approximately $2.1 million of additional interest expense on an annual basis.

Item 8. Financial Statements and Supplementary Data.

RELIANCE STEEL & ALUMINUM CO.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Reliance Steel & Aluminum Co.:

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the information in the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of Reliance Steel & Aluminum Co.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 25, 2011

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$72,915	$43,002
Accounts receivable, less allowance for doubtful accounts of $17,221 at December 31, 2010 and $21,269 at December 31, 2009	697,033	533,871
Inventories	860,215	719,915
Prepaid expenses and other current assets	42,442	37,855
Income taxes receivable	28,292	54,020
Deferred income taxes	—	2,241

Total current assets	1,700,897	1,390,904
Property, plant and equipment:
Land	137,140	131,009
Buildings	594,329	543,590
Machinery and equipment	898,077	829,154
Accumulated depreciation	(604,241)	(522,494)

	1,025,305	981,259
Goodwill	1,109,600	1,081,324
Intangible assets, net	755,768	726,255
Cash surrender value of life insurance policies, net	42,011	92,860
Investments in unconsolidated entities	18,274	20,880
Other assets	17,038	13,295

Total assets	$4,668,893	$4,306,777

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$244,988	$169,113
Accrued expenses	45,774	55,927
Accrued compensation and retirement costs	85,065	67,012
Accrued insurance costs	36,972	39,134
Current maturities of long-term debt and short-term borrowings	86,232	86,383
Deferred income taxes	9,564	—

Total current liabilities	508,595	417,569
Long-term debt	855,085	849,375
Long-term retirement costs	74,749	69,277
Other long-term liabilities	27,787	26,537
Deferred income taxes	372,563	335,897
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 74,639,223 at December 31, 2010 and 73,750,771 at December 31, 2009, stated capital	624,732	587,612
Retained earnings	2,188,725	2,020,343
Accumulated other comprehensive income (loss)	10,275	(1,523)

Total Reliance shareholders’ equity	2,823,732	2,606,432
Noncontrolling interests	6,382	1,690

Total equity	2,830,114	2,608,122

Total liabilities and equity	$4,668,893	$4,306,777

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$6,312,795	$5,318,132	$8,718,844
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	4,727,887	3,918,611	6,556,748
Warehouse, delivery, selling, general and administrative	1,103,584	1,030,245	1,211,201
Depreciation and amortization	120,603	118,884	97,924

	5,952,074	5,067,740	7,865,873
Operating income	360,721	250,392	852,971
Other income (expense):
Interest	(61,175)	(67,523)	(82,575)
Other (expense) income, net	(3,118)	12,624	(3,840)

Income before income taxes	296,428	195,493	766,556
Income tax provision	98,579	46,317	282,921

Net income	197,849	149,176	483,635
Less: Net income attributable to noncontrolling interests	3,496	1,018	858

Net income attributable to Reliance	$194,353	$148,158	$482,777

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$2.61	$2.01	$6.56

Weighted average shares outstanding — diluted	74,472,380	73,701,979	73,597,717

Basic earnings per common share attributable to Reliance shareholders	$2.62	$2.02	$6.60

Weighted average shares outstanding — basic	74,230,452	73,445,583	73,102,215

Cash dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share amounts)

	Reliance Shareholders
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
	Shares	Amount
Balance at January 1, 2008	74,906,824	$646,406	$1,439,598	$20,245	$1,699	$2,107,948
Net income	—	—	482,777	—	858	483,635
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(42,624)	—	(42,624)
Unrealized loss on investments, net of tax	—	—	—	(1,163)	—	(1,163)
Minimum pension liability, net of tax	—	—	—	(8,474)	—	(8,474)

Comprehensive income						431,374
Noncontrolling interests acquired	—	—	—	—	2,300	2,300
Payment to noncontrolling interest holder	—	—	—	—	(1,225)	(1,225)
Share based compensation	—	13,189	—	—	—	13,189
Stock options exercised	844,338	17,987	—	—	—	17,987
Share based compensation tax benefits	—	—	9,693	—	—	9,693
Stock repurchased	(2,443,500)	(114,774)	—	—	—	(114,774)
Adjustment to initially apply EITF 06-10	—	—	(2,479)	—	—	(2,479)
Stock issued under incentive bonus plan	5,052	284	—	—	—	284
Cash dividends — $0.40 per share	—	—	(29,229)	—	—	(29,229)

Balance at December 31, 2008	73,312,714	563,092	1,900,360	(32,016)	3,632	2,435,068
Net income	—	—	148,158	—	1,018	149,176
Other comprehensive income:
Foreign currency translation gain	—	—	—	25,870	—	25,870
Unrealized gain on investments, net of tax	—	—	—	524	—	524
Minimum pension liability, net of tax	—	—	—	4,099	—	4,099

Comprehensive income						179,669
Noncontrolling interests purchased	—	(1,758)	—	—	(903)	(2,661)
Payments to noncontrolling interest holder	—	—	—	—	(2,057)	(2,057)
Share based compensation	—	15,530	—	—	—	15,530
Stock options exercised	427,697	10,490	—	—	—	10,490
Share based compensation tax benefits	—	—	1,208	—	—	1,208
Stock issued under incentive bonus plan	10,360	258	—	—	—	258
Cash dividends — $0.40 per share	—	—	(29,383)	—	—	(29,383)

Balance at December 31, 2009	73,750,771	587,612	2,020,343	(1,523)	1,690	2,608,122
Net income	—	—	194,353	—	3,496	197,849
Other comprehensive income:
Foreign currency translation gain	—	—	—	9,657	—	9,657
Unrealized gain on investments, net of tax	—	—	—	220	—	220
Minimum pension liability, net of tax	—	—	—	1,921	—	1,921

Comprehensive income						209,647
Issuance of equity interest in subsidiary to noncontrolling interest	—	(1,462)	—	—	1,604	142
Consolidation of a joint venture entity	—	—	—	—	1,370	1,370
Payments to noncontrolling interest holders	—	—	—	—	(1,778)	(1,778)
Share based compensation	61,000	17,334	—	—	—	17,334
Stock options exercised	827,452	21,248	—	—	—	21,248
Share based compensation tax benefits	—	—	3,721	—	—	3,721
Cash dividends — $0.40 per share	—	—	(29,692)	—	—	(29,692)

Balance at December 31, 2010	74,639,223	$624,732	$2,188,725	$10,275	$6,382	$2,830,114

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$197,849	$149,176	$483,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	120,603	118,884	97,924
Deferred income tax expense	42,724	58,016	22,720
Loss on sales of property, plant and equipment	1,148	138	2,658
Equity in earnings of unconsolidated entities	(724)	(1,395)	(565)
Dividends received from unconsolidated entities	320	1,120	—
Share based compensation expense	17,334	15,530	13,189
Excess tax benefit from share based compensation	(4,039)	(1,533)	(9,693)
Net loss (gain) from life insurance policies	4,217	(10,482)	4,373
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(146,743)	322,163	166,025
Inventories	(121,857)	569,943	191,472
Prepaid expenses and other assets	23,867	(56,439)	(9,121)
Accounts payable and other liabilities	79,388	(222,125)	(297,933)

Net cash provided by operating activities	214,087	942,996	664,684

Investing activities:
Purchases of property, plant and equipment	(111,356)	(69,901)	(151,890)
Acquisitions of metals service centers, net of cash acquired and debt assumed	(100,325)	—	(330,249)
Proceeds from sales of property, plant and equipment	3,160	1,284	19,116
Tax distributions made related to prior acquisitions	—	—	(1,155)
Net borrowings from (investment in) life insurance policies	42,406	(31,544)	4,890
Net proceeds from redemption of life insurance policies	4,332	6,576	1,634

Net cash used in investing activities	(161,783)	(93,585)	(457,654)

Financing activities:
Net short-term debt borrowings (repayments)	3,157	133	(5,962)
Proceeds from long-term debt borrowings	539,000	352,000	1,684,000
Principal payments on long-term debt	(560,580)	(1,183,301)	(1,788,949)
Debt issuance costs	—	(6,841)	(3,313)
Payments to noncontrolling interest holders	(1,778)	(2,057)	(1,225)
Capital contributions from noncontrolling interests	142	—	—
Dividends paid	(29,692)	(29,383)	(29,229)
Excess tax benefit from share based compensation	4,039	1,533	9,693
Exercise of stock options	21,248	10,490	17,987
Issuance of common stock	—	258	284
Noncontrolling interests purchased	—	(2,661)	—
Common stock repurchases	—	—	(114,774)

Net cash used in financing activities	(24,464)	(859,829)	(231,488)
Effect of exchange rate changes on cash	2,073	1,425	(570)

Increase (decrease) in cash and cash equivalents	29,913	(8,993)	(25,028)
Cash and cash equivalents at beginning of year	43,002	51,995	77,023

Cash and cash equivalents at end of year	$72,915	$43,002	$51,995

Supplemental cash flow information:
Interest paid during the year	$62,176	$76,050	$74,654
Income taxes paid during the year	$68,908	$49,099	$267,224

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$22,597	$—	$780,043

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries (collectively referred to as “Reliance”, “the Company”, “we”, “our” or “us”). The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. The Company’s investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Business

In 2010, the Company operated a metals service center network of more than 200 locations in 38 states, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea and the United Kingdom that provided value-added metals processing services and distributed a full line of more than 100,000 metal products. Since its inception in 1939, the Company has not diversified outside its core business as a metals service center operator.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $600 million senior unsecured notes issued in November 2006. In

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

April 2007, these notes were exchanged for publicly traded notes registered with the Securities and Exchange Commission (“SEC”). The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2010 and 2009 were approximately $612.1 million and $581.6 million, respectively, compared to their carrying values of approximately $598.2 million and $598.1 million, as of the end of each period, respectively.

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

For purposes of performing annual goodwill impairment tests, the Company identified reporting units in accordance with the guidance provided within the Segment Reporting topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). The Company tests for impairment of goodwill by calculating the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers returns to both equity and debt investors. The Company performs the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2010, 2009, or 2008.

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

Long-Lived Assets

Property, plant and equipment is recorded at cost (or at fair value for assets acquired in connection with business combinations) and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3 -20 years

Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. No impairment of intangible assets with indefinite lives was determined to exist for the years ended December 31, 2010, 2009, or 2008.

Other intangible assets with finite useful lives continue to be amortized over their useful lives. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Long-lived asset related impairment losses recognized during the years ended December 31, 2010, 2009 and 2008 were not significant.

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

Shipping and handling charges are included as revenue in Net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers are not material and are typically included in Cost of sales. Costs incurred in connection with shipping and handling the Company’s products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2010, 2009 and 2008, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $190.1 million, $179.8 million, and $217.8 million, respectively.

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

	2010	2009	2008
Carbon steel	52%	56%	55%
Aluminum	18	18	16
Stainless steel	16	13	14
Alloy steel	8	7	8
Toll processing	2	2	2
Other	4	4	5

Total	100%	100%	100%

The following table summarizes consolidated financial information of the Company’s operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in thousands)
Year Ended December 31, 2010
Net sales	$6,023,609	$289,186	$6,312,795
Long-lived assets	2,807,774	160,222	2,967,996
Year Ended December 31, 2009
Net sales	5,122,214	195,918	5,318,132
Long-lived assets	2,762,560	153,313	2,915,873
Year Ended December 31, 2008
Net sales	8,341,394	377,450	8,718,844
Long-lived assets	2,743,284	149,829	2,893,113

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Share-Based Compensation

All of the Company’s share-based compensation plans are considered equity plans under U.S. GAAP. The Company calculates the fair value of stock option awards on the date of grant based on the closing market price of the Company’s common stock, using a Black-Scholes option-pricing model. The fair value of restricted stock grants is determined based on the fair value of the Company’s common stock on the date of the grant. The fair value of stock option and restricted stock awards is expensed on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The share-based compensation expense recorded was $17.3 million, $15.5 million, and $13.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of the Company’s consolidated statements of income.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company’s management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company. See Note 14 for further discussion on the Company’s environmental remediation matters.

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

Foreign Currencies

The currency effects of translating the financial statements of those foreign subsidiaries of the Company, which operate in local currency environments, are included in the “Accumulated Other Comprehensive Income (Loss)” component of Reliance shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other (expense) income, net caption and amounted to a net gain of approximately $0.2 million for the years ended December 31, 2010 and 2009 and a net loss of approximately $6.0 million for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards — Previously Adopted

Fair Value Measurements and Disclosures — In January 2010, the FASB issued new accounting guidance providing clarification on existing requirements and requiring additional disclosures on transfers in and out of Levels 1 and 2 fair value measurement classifications. The clarification of existing requirements and new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. On January 1, 2010, the Company adopted the new accounting guidance. The adoption of all these changes did not have a material effect on the Company’s consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Consolidation of Variable Interest Entities — In June 2009, the FASB issued literature intended to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The revised approach is intended to be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The literature also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements. On January 1, 2010, the Company adopted the new accounting guidance. As a result of the adoption, the Company consolidated the assets, liabilities, and results of operations of a joint venture entity, which was previously recorded under the equity method of accounting. The joint venture is not material to the Company’s consolidated financial statements.

Postretirement Benefit Plan Disclosures — On December 31, 2009, the Company adopted changes to employers’ disclosures about postretirement benefit plan assets issued by the FASB, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plans. These enhanced disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11 for related disclosures.

Business Combinations — On January 1, 2009, the Company adopted changes issued by the FASB for accounting for business combinations. In accordance with the new guidance, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the step acquisition model has been eliminated. Also, contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs are expensed as incurred. This new guidance is effective on a prospective basis, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the new guidance would be recorded as adjustments to income tax expense or benefit rather than goodwill. In accordance with the provisions of the new guidance, the Company made adjustments to certain tax contingencies in 2009 due to lapses in the statute-of-limitation periods and settlements in the combined amount of approximately $9.9 million that were associated with past acquisitions. See Note 9, Income Taxes, for additional details. The Company has applied the new guidance to business combinations subsequent to adoption of the new requirements. See Note 2 for discussion of the Company’s recent acquisitions.

Consolidation Accounting — On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In accordance with the new guidance, the Company classified noncontrolling interests as equity on its consolidated balance sheets as of December 31, 2010 and 2009 and presented net income attributable to noncontrolling interests separately on the consolidated statements of income for each of the three years ended December 31, 2010.

Other — On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of U.S. Generally Accepted Accounting Principles. These changes establish the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

On June 30, 2009, the Company adopted changes issued by the FASB for subsequent events. These changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

Impact of Recently Issued Accounting Standards — Not Yet Adopted

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test. If a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during fiscal years that begin after December 15, 2010 for public companies, or January 1, 2011 for the Company. Early application is not permitted. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s consolidated financial statements.

Note 2. Acquisitions

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owns a 50% interest in an unconsolidated partnership, LSI Plate that is a distributor of carbon steel plate with locations in California and Oregon. The revenue of LSI from December 1, 2010 through December 31, 2010 was approximately $1.9 million. Effective February 2011, the business conducted by the LSI Plate Oregon location was moved to LSI in order to achieve certain operational efficiencies.

On October 1, 2010, the Company acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. Net sales of Diamond from October 1, 2010 through December 31, 2010 were approximately $20.5 million. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach.

We funded our 2010 acquisitions with borrowings of approximately $100.3 million on our $1.1 billion revolving credit facility. The allocation of the total purchase price of LSI and Diamond to the fair values of the assets acquired and liabilities assumed is as follows:

(in thousands)
Cash	$3,576
Accounts receivable	14,932
Inventories	17,387
Property, plant and equipment	19,953
Goodwill	26,174
Intangible assets subject to amortization	31,700
Intangible assets not subject to amortization	22,700
Other current and long-term assets	3,887

Total assets acquired	140,309

Current and long-term debt	(22,597)
Other current and long-term liabilities	(13,811)

Total liabilities assumed	(36,408)

Net assets acquired	$103,901

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

2008 Acquisitions

Acquisition of HLN Metal Centre Pte. Ltd.

In August 2008, the Company formed Reliance Metalcenter Asia Pacific Pte. Ltd. (“RMAP”), a Singapore corporation. On September 17, 2008, RMAP acquired the assets, including the inventory, machinery, and equipment, of the Singapore operation of HLN Metal Centre Pte. Ltd. RMAP focuses primarily on supplying metal to the electronics, semiconductor, and solar energy markets. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Net sales of RMAP during the period from September 17, 2008 through December 31, 2008 were approximately $1.0 million.

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

PNA’s subsidiaries include the operating entities Delta Steel, Inc., Feralloy Corporation, Infra-Metals Co., Metals Supply Company, Ltd., Precision Flamecutting and Steel, Inc. and Sugar Steel Corporation. We currently operate PNA as six distinct businesses that process and distribute primarily carbon steel plate, bar, structural and flat-rolled products with 20 steel service centers throughout the United States, as well as four joint ventures with six additional service centers in the United States and Mexico. Net sales of PNA for the five months ended December 31, 2008 were $887.6 million.

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

Acquisition of Dynamic Metals International LLC

Effective April 1, 2008, the Company, through its subsidiary Service Steel Aerospace Corp., acquired the business of Dynamic Metals International LLC (“Dynamic”) based in Bristol, Connecticut. Dynamic was founded in 1999 and is a specialty metal distributor. Dynamic has been merged into and currently operates as a division of Service Steel Aerospace Corp. headquartered in Tacoma, Washington. The all cash purchase price was funded with borrowings on the Company’s revolving credit facility. Dynamic’s net sales for the nine months ended December 31, 2008 were approximately $8.7 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the purchase method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2010 or 2009, as applicable. The purchase price allocations for 2010 acquisitions are preliminary and are pending the completion of various pre- and post-acquisition period tax returns.

As part of the purchase price allocations of the 2010 and 2008 acquisitions, $22.7 million and $126.0 million, respectively, were allocated to the trade names acquired, none of which is subject to amortization. The Company determined that the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for 2010 and 2008 acquisitions of $31.5 million and $171.2 million, respectively, with weighted average lives of 12.3 and 12.4 years, respectively. The goodwill amounts from the 2010 and 2008 acquisitions are expected to be deducted for tax purposes in future years with the exception of the PNA goodwill. Total tax deductible goodwill amounted to approximately $405.2 million as of December 31, 2010.

Pro forma financial information

The following unaudited pro forma summary financial results present the consolidated results of operations as if our 2008 acquisition of PNA had occurred at the beginning of 2008, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect PNA’s historical method for inventory valuation. All PNA companies which were on the first-in, first-out (“FIFO”) method through the acquisition date adopted the last-in, first-out (“LIFO”) method of inventory valuation upon acquisition.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had these acquisitions been made as of January 1, 2008 or of any potential results which may occur in the future.

Year Ended December 31, 2008
(in thousands, except per share amounts)
Pro forma (unaudited):
Net sales	$10,068,081
Net income attributable to Reliance	$561,155
Diluted earnings per common share attributable to Reliance shareholders	$7.62
Basic earnings per common share attributable to Reliance shareholders	$7.68

Note 3. Joint Ventures and Noncontrolling Interests

The equity method of accounting is used where the Company’s investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when ownership interest is greater than 50%.

In connection with the PNA and LSI acquisitions, the Company acquired interests in three joint venture arrangements with noncontrolling interests as follows: Acero Prime S. de R.L. de C.V. (40%-owned), Oregon Feralloy Partners LLC (40%-owned) and LSI Plate (50% owned). These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Investments in unconsolidated entities caption of the balance sheet. Equity in earnings of these entities and related distribution of earnings have not been material to our results of operations or cash flows.

Indiana Pickling & Processing Company (56%-owned) and Feralloy Processing Company (51%-owned) are other joint venture arrangements the Company acquired in connection with the PNA acquisition. Other operations that are majority-owned

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

by the Company are Valex Corp., which is 97%-owned, and its operations in the People’s Republic of China and in South Korea, in which Valex Corp. has 88% and 92% ownership, respectively. The results of these majority-owned operations are consolidated in the Company’s financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying statements of income.

Note 4. Inventories

Inventories of the Company have primarily been stated on the last-in, first-out (“LIFO”) method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. As of December 31, 2010 and 2009, cost on the first-in, first-out (“FIFO”) method exceeded the LIFO value of inventories by $117.6 million and $82.8 million, respectively. Inventories of $124.2 million and $87.0 million as of December 31, 2010 and 2009, respectively, were stated on the FIFO method, which is not in excess of market.

Cost increases in 2010 for the majority of our products were the primary cause of the $34.8 million increase in the LIFO valuation reserve, which increased cost of sales. In 2010, we generally increased inventory levels due to increased shipment levels. As such, there was insignificant liquidation of LIFO inventory quantities in 2010. In 2009, significant cost decreases for the majority of our products were the primary cause of the $305.0 million change in the LIFO valuation reserve, which lowered cost of sales. This amount, however, was net of the impact of inventory quantity reductions, which resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased cost of sales by approximately $26.3 million in 2009.

Note 5. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance as of January 1, 2008	$886,152
Acquisitions	232,699
Purchase price allocation adjustments	(45,327)
Effect of foreign currency translation	(7,997)

Balance as of December 31, 2008	1,065,527
Purchase price allocation adjustments	10,038
Effect of foreign currency translation	5,759

Balance as of December 31, 2009	1,081,324
Acquisitions	26,174
Consolidation of a joint venture entity	151
Effect of foreign currency translation	1,951

Balance as of December 31, 2010	$1,109,600

The Company had no accumulated impairment losses related to goodwill as of December 31, 2010.

Note 6. Intangible Assets, net

Intangible assets, net, consisted of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Intangible assets subject to amortization:
Covenants not to compete	$7,053	$(6,731)	$6,853	$(6,558)
Loan fees	23,868	(14,055)	23,868	(10,592)
Customer list/relationships	379,356	(83,666)	345,035	(58,749)
Software — internal use	8,100	(3,848)	8,100	(3,038)
Other	4,949	(1,723)	4,949	(1,297)

	423,326	(110,023)	388,805	(80,234)
Intangible assets not subject to amortization:
Trade names	442,465	—	417,684	—

	$865,791	$(110,023)	$806,489	$(80,234)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Intangible assets recorded in connection with 2010 acquisitions were approximately $54.4 million (see Note 2). Foreign currency translation gain related to intangible assets in 2010 was approximately $2.5 million.

Amortization expense for intangible assets amounted to approximately $29.6 million, $29.8 million and $19.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in amortization expense for the year ended December 31, 2009 is the write-off of deferred financing costs with a net book value of $1.6 million related to our $500 million term loan, which was paid off in September 2009.

The following is a summary of estimated aggregate amortization expense for each of the next five years (in thousands):

2011	$31,326
2012	30,784
2013	28,104
2014	26,104
2015	24,534

Note 7. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by the Company, net of loans and related accrued interest, was $42.0 million and $92.9 million as of December 31, 2010 and 2009, respectively.

The Company’s wholly-owned subsidiary, EMJ, is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former Stock Bonus Plan and shares held individually by employees upon the termination of their employment. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.

Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by investment income earned under the policies and decreases by the amount of cost of insurance charges, investment losses and interest on policy loans, as applicable.

Income earned on all of our life insurance policies is recorded in the Other (expense) income, net caption in the accompanying statements of income (see Note 13).

Annually, we will either borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies or pay the accrued interest and premiums using available cash on hand. In 2010, the Company borrowed $78.4 million against the cash surrender value of certain policies, of which $36.0 million was used to pay premiums and accrued interest owed. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2010 and 2009, loans and accrued interest outstanding on EMJ’s life insurance policies were approximately $351.8 million and $274.4 million, respectively. There were no borrowings available as of December 31, 2010. Interest expense on borrowings against cash surrender values is included in the Other (expense) income, net caption in the accompanying statements of income (see Note 13).

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Note 8. Debt

Long-term debt consists of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
Unsecured revolving credit facility due November 9, 2012	$195,000	$115,000
Senior unsecured notes repaid on October 15, 2010	—	78,000
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135,000	135,000
Senior unsecured notes due November 15, 2016	350,000	350,000
Senior unsecured notes due November 15, 2036	250,000	250,000
Other notes and revolving credit facilities	13,100	9,684

Total	943,100	937,684
Less unamortized discount	(1,783)	(1,926)
Less amounts due within one year	(86,232)	(86,383)

Total long-term debt	$855,085	$849,375

Unsecured Revolving Credit Facility

The Company’s $1.1 billion unsecured revolving credit facility has 16 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to adjust certain financial ratio requirements (primarily related to minimum interest coverage ratio and maximum leverage ratio) until June 30, 2010 at which time these ratios adjusted back to the pre-amendment levels. With the amendment, the pricing on the revolving credit facility was adjusted to market rates in effect at that time and restrictions were placed on certain uses of cash until June 30, 2010 for acquisitions, dividends, investments, and stock repurchases. On June 30, 2010, these financial ratio requirements were adjusted back to pre-amendment levels and the restrictions placed on cash were removed. Also, with the amendment, the Company extended the maturity date of $1.02 billion in commitments for extending lenders through November 9, 2012, while the maturity date of $80.0 million in commitments for non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of December 31, 2010. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of December 31, 2010. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of December 31, 2010. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter prospectively based on the Company’s leverage ratio.

Weighted average rates on borrowings outstanding on the revolving credit facility were 3.54% and 3.51% as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company had $42.6 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $82.4 million of letters of credit.

Revolving Credit Facilities — Foreign Operations

The Company also had a separate revolving credit facility for operations in Canada with a credit limit of CAD$5.0 million. In January 2011, the Canadian unsecured credit facility was closed. There were no borrowings outstanding on this revolving credit facility as of December 31, 2010 or December 31, 2009.

Various other separate revolving credit facilities with a combined credit limit of approximately $22.5 million are in place for operations in Asia and Europe with combined outstanding balances of $11.8 million and $8.1 million as of December 31, 2010 and 2009, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Senior Unsecured Notes — Private Placements

The Company also had $135.0 million and $213.0 million of outstanding senior unsecured notes issued in private placements of debt as of December 31, 2010 and 2009, respectively. On October 15, 2010, we repaid $78.0 million of the notes that matured on that date. At December 31, 2010, the outstanding senior notes bear interest at a weighted average fixed rate of 5.1% and have a weighted average remaining life of 1.6 years, maturing from July 2011 to July 2013.

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

Covenants

The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. On June 30, 2010, the minimum interest coverage ratio and maximum leverage ratio requirements adjusted from amended levels of 2.0 times and 50%, respectively, back to the pre-amendment levels of 3.0 times and 60%, respectively. The Company’s interest coverage ratio for the twelve-month period ended December 31, 2010 was approximately 5.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of December 31, 2010 calculated in accordance with the terms of the revolving credit facility was 25.9% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of December 31, 2010 was $999.2 million compared to Reliance shareholders’ equity balance of $2.82 billion as of December 31, 2010.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 92% of our total consolidated EBITDA for the last 12 months and approximately 92% of total consolidated tangible assets as of December 31, 2010.

The Company was in compliance with all debt covenants as of December 31, 2010.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in thousands)
2011	$86,232
2012	181,268
2013	75,300
2014	300
2015	—
Thereafter	600,000

$943,100

Note 9. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local tax examinations for years before 2005.

Significant components of the provision for income taxes attributable to operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$40,293	$(13,520)	$218,242
State	12,202	2,946	35,211
Foreign	3,360	(1,125)	6,748

	55,855	(11,699)	260,201
Deferred:
Federal	34,001	60,018	23,330
State	7,920	(3,054)	(117)
Foreign	803	1,052	(493)

	42,724	58,016	22,720

	$98,579	$46,317	$282,921

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2010	2009	2008
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.9	(0.6)	3.0
Net effect of life insurance policies	(2.6)	(6.3)	(0.9)
Net effect of changes in unrecognized tax benefits	(0.1)	(5.8)	1.6
Domestic production activity deduction	(1.2)	—	(0.8)
Other, net	(1.7)	1.4	(1.0)

Effective tax rate	33.3%	23.7%	36.9%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$35,761	$50,435
Inventory costs capitalized for tax purposes	12,979	8,839
Allowance for doubtful accounts	7,495	8,071
Tax credits	1,139	18,872
Net operating loss carryforwards	3,225	8,111
Other	14,543	16,569

Total gross deferred tax assets	75,142	110,897
Less: Valuation allowance on deferred tax assets	—	(2,514)

Total deferred tax assets	75,142	108,383
Deferred tax liabilities:
Tax over book depreciation	(134,794)	(126,977)
Goodwill and other intangible assets	(284,675)	(276,109)
LIFO inventories	(36,918)	(38,437)
Other	(882)	(516)

Total deferred tax liabilities	(457,269)	(442,039)

Net deferred tax liabilities	$(382,127)	$(333,656)

During 2010, the Company wrote off certain state NOL’s, including the related valuation allowance of $2.5 million, due to it no longer having nexus in the jurisdiction the NOL’s related to. These state NOL’s primarily related to the parent company of the PNA operating subsidiaries, the operations of which were primarily wound down during 2009. The valuation allowance against these NOL’s was established in 2009.

As of December 31, 2010, the Company had other available state NOL’s of $5.0 million to offset future income taxes, expiring in years 2011 through 2030. The Company believes that it is more likely than not that it will be able to realize these NOL’s within their respective carryforward periods.

Taxes on Foreign Income

As of December 31, 2010, unremitted earnings of subsidiaries outside of the United States were approximately $108.5 million on which no United States taxes had been provided. The Company’s current intention is to reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Unrecognized Tax Benefits

The Company is under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Unrecognized tax benefits at January 1	$15,487	$23,417	$3,795
Increases in tax positions for prior years	346	2,820	15
Decreases in tax positions for prior years	(877)	(3,611)	(63)
Increases in tax positions for current year	2,958	2,882	20,073
Settlements	(341)	(1,291)	—
Lapses in statutes-of-limitation periods	(2,174)	(8,730)	(403)

Unrecognized tax benefits as of December 31	$15,399	$15,487	$23,417

As of December 31, 2010, $15.4 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were approximately $1.1 million and $1.2 million as of December 31, 2010 and 2009, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Note 10. Stock Option Plans

In May 2004, the Board of Directors of the Company (the “Board”) adopted, and the shareholders approved, an Incentive and Non-Qualified Stock Option Plan (the “2004 Plan”). This 2004 Plan reserved 6,000,000 shares of the Company’s Common Stock for issuance upon exercise of stock options granted under the 2004 Plan. On May 17, 2006, the 2004 Plan was amended and restated as the Amended and Restated Stock Option and Restricted Stock Plan to allow the Board to extend the term of subsequently granted stock options to up to 10 years, to increase the number of shares available for future grants of options or restricted stock from 6,000,000 shares to 10,000,000 shares, and to provide for the grant of restricted shares of the Company’s common stock, in addition to or in lieu of stock options. As of December 31, 2010, there are 7,941,492 common shares available for issuance under the 2004 Plan and there are 3,631,742 non-qualified stock options and 61,000 shares of restricted stock granted and outstanding. The 2004 Plan, as amended, provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Code or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share not less than the fair market value of common stock on the date of grant, except that the exercise price of incentive stock options granted to any employee who owns (or, under pertinent Code provisions, is deemed to own) more than 10% of the outstanding common stock of the Company, must equal at least 110% of fair market value on the date of grant. Stock options cannot be granted longer than ten years from the date of the plan. All options outstanding as of December 31, 2010 have seven-year terms and vest at the rate of 25% per year, commencing one year from the date of grant. All shares of restricted stock awarded under the 2004 Plan and outstanding as of December 31, 2010 have dividend rights and vest at the rate of 20% per year, commencing one year from the date of grant.

On February 23, 2011, the Company granted 1,037,250 options under the 2004 Plan to key employees with an exercise price equal to the fair market value as of the date of the grant. The options have seven-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

In May 1998, the shareholders approved the adoption of a Directors Stock Option Plan for non-employee directors (the “Directors Plan”), which provides for automatic grants of options to non-employee directors. In February 1999, the Directors Plan was amended to allow the Board authority to grant additional options to acquire the Company’s common stock to non-employee directors. In May 2004 the Directors Plan was amended so that any unexpired stock options granted under the Directors Plan to a non-employee director that retires from the Board of Directors at or after the age of 75 become immediately vested and exercisable, and the director, if he or she so desires, must exercise those options within ninety (90) days after such retirement or the options shall expire automatically. In May 2005, after approval of the Company’s shareholders, the Directors Plan was further amended and restated providing that options to acquire 6,000 shares of Common Stock would be automatically granted to each non-employee director each year and would become 100% exercisable after one year. Once exercisable, the options would remain exercisable until that date that is ten years after the date of grant. In addition, the amendment increased the number of shares available for future grants of options from the 374,000 shares reserved as of May 2005 to 500,000 shares. Options under the Directors Plan are non-qualified stock options, with an exercise price at least equal to fair market value at the date of grant. All options outstanding as of December 31, 2010 have ten-year terms. None of these stock options becomes exercisable until one year after the date of grant, unless specifically approved by the Board. As of December 31, 2010, there were 371,000 common shares available for issuance with 192,000 options granted and outstanding under the Directors Plan.

In connection with the EMJ acquisition in April 2006, the Company assumed the EMJ incentive stock option plan (“EMJ Plan”). As of December 31, 2010, there were 56,310 options outstanding under the EMJ Plan, all of which became fully vested as of March 31, 2009.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Stock option activity under all the plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2008	3,152,255	$30.27
Granted	1,174,000	$57.14
Exercised	(844,338)	$21.31
Expired or forfeited	(63,145)	$37.87

Outstanding as of December 31, 2008	3,418,772	$41.57
Granted	977,300	$33.86
Exercised	(427,697)	$24.53
Expired or forfeited	(159,146)	$48.35

Outstanding as of December 31, 2009	3,809,229	$41.22
Granted	1,039,400	$42.89
Exercised	(827,452)	$25.68
Expired or forfeited	(141,125)	$47.10

Outstanding as of December 31, 2010	3,880,052	$44.76	4.9	$31,167

Exercisable as of December 31, 2010	1,474,102	$46.94	4.2	$9,873

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Weighted average assumptions used:
Exercise price	$42.89	$33.86	$57.14
Risk free interest rate	2.35%	1.87%	2.90%
Expected life in years	4.8	4.8	4.8
Expected volatility	.60	.59	.38
Expected dividend yield	0.93%	1.18%	0.70%
Grant date fair value	$20.62	$15.58	$19.78

The total intrinsic values of all options exercised during the years ended December 31, 2010, 2009 and 2008 were $16.6 million, $6.9 million and $31.4 million, respectively.

A summary of the status of the Company’s non-vested stock options as of December 31, 2010 and changes during the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2009	2,217,850	$17.33
Granted	1,039,400	$20.62
Forfeited	(91,750)	$17.87
Vested	(759,550)	$17.55

Non-vested as of December 31, 2010	2,405,950	$18.66

On July 26, 2010, the Company granted 61,000 shares of restricted stock to certain officers of the Company. The awards vest 20% on August 1, 2011 and 20% on each August 1 thereafter through 2015. The fair value of the restricted stock granted was $41.24 per share, determined based on the fair value of the Company’s common stock on the grant date. All shares remain unvested and outstanding as of December 31, 2010.

As of December 31, 2010, there was approximately $31.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 2.6 years.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Proceeds from option exercises under all stock option plans for the years ended December 31, 2010, 2009 and 2008 were $21.2 million, $10.5 million and $18.0 million, respectively. The tax benefit realized from option exercises during the years ended December 31, 2010, 2009 and 2008 were $6.3 million, $2.7 million and $11.2 million, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Exercisable at December 31, 2010	Weighted Average Exercise Price of Options Exercisable
$15 - $19	24,000	4.4	$18.31	24,000	$18.31
$24 - $28	56,752	4.5	$25.06	56,752	$25.06
$33 - $38	893,475	5.5	$33.87	232,425	$34.37
$42 - $45	1,833,325	4.9	$43.73	588,675	$44.78
$56 - $57	1,006,500	4.2	$56.80	506,250	$56.80
$61 - $67	66,000	6.9	$64.03	66,000	$64.03

$15 - $67	3,880,052	4.9	$44.76	1,474,102	$46.94

Note 11. Employee Benefits

Employee Stock Ownership Plan

The Company has an employee stock ownership plan (the “ESOP”) and trust that have been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2010.

Supplemental Executive Retirement Plans

Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation and Stock Option Committee of the Board. Benefits are based upon the employees’ earnings. Effective January 1, 2009, the SERP was amended to freeze the plan to new participants as well as change the benefit formula. The amendment resulted in a net reduction to the benefit obligation under this plan of approximately $2.9 million. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. Separate SERP’s exist for certain wholly-owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the subsidiary plans have been frozen to include only existing participants. The SERP’s do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP’s with values of $13.7 million as of December 31, 2010 and 2009.

Deferred Compensation Plan

In December 2008, a new deferred compensation plan was put in place for certain officers and key employees of the Company, not including, however, those key officers included in the SERP. Account balances from various deferred compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balances in

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

the Reliance deferred compensation plan as of December 31, 2010 and 2009 were approximately $8.7 million and $7.9 million, respectively.

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

The Company uses a December 31 measurement date for its plans. The following is a summary of the status of the funding of the various SERP’s and Defined Benefit Plans:

	SERP’s		Defined Benefit Plans
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$30,480	$30,754	$52,126	$48,443
Assumed in acquisition	—	—	9,095	—
Service cost	798	777	683	752
Interest cost	1,787	1,674	3,166	2,902
Actuarial (gain) losses	(2,772)	1,112	2,441	1,881
Change in assumptions	—	—	(295)	—
Benefits paid	(879)	(902)	(2,912)	(1,969)
Plan amendments	—	(2,905)	79	117
Curtailments or settlements	—	(30)	—	—

Benefit obligation as of end of year	$29,414	$30,480	$64,383	$52,126

Change in plan assets
Fair value of plan assets	N/A	N/A	$41,605	$32,498
Acquired in acquisition	N/A	N/A	5,724	—
Actual return on plan assets	N/A	N/A	5,899	6,788
Employer contributions	N/A	N/A	3,456	4,328
Benefits paid	N/A	N/A	(3,028)	(2,009)

Fair value of plan assets as of end of year	N/A	N/A	$53,656	$41,605

Funded status

Unfunded status of the plans	$(29,414)	$(30,480)	$(10,727)	$(10,521)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$5,172	$8,910	$9,871	$9,438
Unamortized prior service (credit) cost	(2,042)	(2,488)	447	447

	$3,130	$6,422	$10,318	$9,885

As of December 31, 2010 and 2009, the following amounts were recognized in the balance sheet:

	SERP’s		Defined Benefit Plans
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Amounts recognized in the statement of financial position
Accrued benefit liability — current	$(1,308)	$(1,116)	$—	$—
Accrued benefit liability — long-term	(28,106)	(29,364)	(10,727)	(10,521)
Accumulated other comprehensive loss	3,130	6,422	10,318	9,885

Net amount recognized	$(26,284)	$(24,058)	$(409)	$(636)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

The accumulated benefit obligation for all SERP’s was $28.5 million and $23.6 million as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation for all defined benefit pension plans was $64.4 million and $52.1 million as of December 31, 2010 and 2009, respectively.

	Year Ended December 31,
	2010	2009
	(in thousands)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$62,180	$49,318
Projected benefit obligation	62,180	49,318
Fair value of plan assets	51,327	38,522

Following are the details of net periodic benefit cost related to the SERP and Defined Benefit Plans:

	SERP’s			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in thousands)			(in thousands)
Service cost	$798	$777	$1,003	$683	$752	$696
Interest cost	1,787	1,674	1,688	3,166	2,902	2,179
Expected return on plan assets	—	—	—	(3,523)	(2,718)	(2,566)
Curtailment/settlement expense	—	30	1,909	234	174	—
Prior service (credit) cost	(447)	(447)	196	79	67	63
Amortization of net loss	966	1,023	1,119	380	824	6

	$3,104	$3,057	$5,915	$1,019	$2,001	$378

Assumptions used to determine net periodic benefit cost are detailed below:

	SERP’s			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Weighted average assumptions to determine net cost
Discount rate	5.99%	6.01%	6.01%	5.92%	6.06%	6.28%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	8.10%	8.04%	8.02%
Rate of compensation increase	6.00%	6.00%	5.94%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation as of December 31 are detailed below:

	SERP’s		Defined Benefit Plans
	2010	2009	2010	2009
Weighted average assumptions to determine benefit obligations
Discount rate	5.39%	5.99%	5.43%	5.95%
Expected long-term rate of return on plan assets	N/A	N/A	8.10%	8.04%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions to the SERP’s and Defined Benefit Plans during 2011 are expected to be $1.3 million and $3.0 million, respectively.

Plan Assets and Investment Policy

The weighted-average asset allocations of the Company’s Defined Benefit Plans by asset category are as follows:

	December 31,
	2010	2009
Plan Assets
Equity securities	68%	62%
Debt securities	29%	35%
Other	3%	3%

Total	100%	100%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

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

The fair value measurements of the Company’s Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2010:
Common stock (1)	$23,555	$—	$—	$23,555
U.S. government and agency	—	6,133	—	6,133
State government	—	340	—	340
Corporate debt securities (2)	—	6,549	—	6,549
Mutual funds (3)	8,375	7,092	—	15,467
Interest and non-interest bearing cash	1,612	—	—	1,612

	$33,542	$20,114	$—	$53,656

December 31, 2009:
Common stock (1)	$18,993	$—	$—	$18,993
U.S. government and agency	—	6,145	—	6,145
State government	—	132	—	132
Corporate debt securities (2)	—	6,385	—	6,385
Mutual funds (3)	8,827	—	—	8,827
Interest and non-interest bearing cash	1,123	—	—	1,123

	$28,943	$12,662	$—	$41,605

(1)	Comprised of primarily large domestic and international securities. Valued at the closing price reported on the active market on which the individual securities are traded.
(2)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.
(3)

Level 1 assets are comprised of exchange traded funds, money market funds, and stock and bond funds. These assets are valued at closing price for exchange traded funds and Net Asset Value (NAV) for open-end and closed-end mutual funds. Level 2 assets are comprised of pooled separate accounts and are valued at the net asset value per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities.

Postretirement Medical Plan

In addition to the Company’s Defined Benefit Pension Plans, the Company’s wholly-owned subsidiary EMJ sponsors a retiree health care plan that provides postretirement medical and dental benefits to eligible retirees and their dependents until they reach the age of 65 (the “Postretirement Plan”). Monthly retiree contributions are required, and they are based upon length of service. The Company recognizes the cost of future benefits for active eligible participants and retirees using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over the expected service period of the participants. The Company uses a measurement date of December 31 for its Postretirement Plan.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Components of the net periodic pension expense associated with the Postretirement Plan are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Service cost	$886	$826	$752
Interest cost	970	773	752
Amortization of net loss	253	123	172

	$2,109	$1,722	$1,676

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$14,385	$14,016
Service cost	886	826
Interest cost	970	773
Benefit payments	(303)	(335)
Change in assumptions	—	345
Actuarial loss (gain)	1,562	(1,240)

Benefit obligation at end of year	$17,500	$14,385

Unfunded status	$(17,500)	$(14,385)

Amounts recognized in the statement of financial position
Accrued benefit liability (current)	$(833)	$(541)
Accrued benefit liability (long-term)	(16,667)	(13,844)
Accumulated other comprehensive loss	4,284	2,975

Net amount recognized	$(13,216)	$(11,410)

Item not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$4,284	$2,975

Assumptions used to determine net periodic benefit are detailed below:

	Year Ended December 31,
	2010	2009	2008
Weighted average assumptions to determine net cost
Discount rate	6.00%	6.00%	6.25%
Health care cost trend rate	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline	6.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2014	2013	2012

Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2010	2009
Weighted average assumptions to determine benefit obligations
Discount rate	5.25%	6.00%
Health care cost trend rate	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline	4.50%	6.00%
Year that the rate reaches the ultimate trend rate	2030	2013

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in thousands)		(in thousands)
Effect on total service and interest cost components	$251	$(214)	$236	$(199)
Effect on postretirement benefit obligation	2,077	(1,800)	1,738	(1,499)

Summary Disclosures for All Defined Benefit Plans

The following is a summary of benefit payments under the Company’s various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

	SERP’s	Defined Benefit Plans	Postretirement Medical Plan
	(in thousands)
2011	$1,311	$2,631	$833
2012	1,208	2,787	890
2013	1,355	2,926	805
2014	2,039	3,033	975
2015	2,023	3,223	1,050
2016 – 2020	12,125	19,728	7,565

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

	SERP’s	Defined Benefit Plans	Postretirement Medical Plan
	(in thousands)
Actuarial loss	$248	$322	$175
Prior service (credit) cost	(447)	86	—

Total	$(199)	$408	$175

Supplemental Bonus Plan

In 2005, EMJ reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. As of December 31, 2010, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 137,298 shares of Reliance common stock totaling approximately $7.2 million. The adjustments to reflect this obligation at fair value based on the closing price of the Company common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the three year periods ended December 31, 2010 amounted to approximately $1.1 million, $3.5 million and ($5.1) million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Contributions to Company Sponsored Retirement Plans

The Company’s expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Master Plan	$14,838	$13,347	$16,356
Other Defined Contribution Plans	2,374	1,359	7,299
Employee Stock Ownership Plan	1,200	1,200	1,100
Deferred Compensation Plan	987	1,413	583
Supplemental Executive Retirement Plans	3,104	3,057	5,915
Defined Benefit Plans	1,019	2,001	378
Postretirement Medical Plan	2,109	1,722	1,676

	$25,631	$24,099	$33,307

Note 12. Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company paid regular quarterly cash dividends on its common stock in 2010. The Company’s Board of Directors increased the quarterly dividend to $0.12 per share of common stock in February 2011 from $0.10 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders; however, under California law, for the election of members of the Board of Directors shareholders are entitled to cumulative voting rights.

Share Repurchase Program

In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2010. No shares were repurchased during 2010 and 2009. During 2008, the Company repurchased 2,443,500 shares of its common stock at an average cost of $46.97 per share. Repurchased shares are redeemed and treated as authorized but unissued shares.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) included the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net income	$197,849	$149,176	$483,635
Other comprehensive income (loss):
Foreign currency translation gain (loss)	9,657	25,870	(42,624)
Unrealized gain (loss) on investments, net of tax	220	524	(1,163)
Minimum pension liability, net of tax	1,921	4,099	(8,474)

Total other comprehensive income (loss)	11,798	30,493	(52,261)

Comprehensive income	209,647	179,669	431,374
Comprehensive income attributable to noncontrolling interests	(3,496)	(1,018)	(858)

Comprehensive income attributable to Reliance	$206,151	$178,651	$430,516

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included the following:

	December 31,
	2010	2009
	(in thousands)
Foreign currency translation gain	$20,305	$10,648
Unrealized loss on investments, net of tax	(228)	(448)
Minimum pension liability, net of tax	(9,802)	(11,723)

Total accumulated other comprehensive income (loss)	$10,275	$(1,523)

Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $6.6 million, respectively, as of December 31, 2010 and $0.3 million and $7.3 million, respectively, as of December 31, 2009.

Note 13. Other (Expense) Income, net

Significant components of Other (expense) income, net are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Investment income from life insurance policies	$27,404	$34,666	$27,314
Interest expense on life insurance policy loans	(32,338)	(31,685)	(29,175)
Life insurance policy cost of insurance	(6,597)	(4,720)	(4,940)
Income from life insurance policy redemptions	2,597	5,201	1,422
Foreign currency exchange gains (losses)	242	244	(5,957)
Rental income	2,724	3,138	3,737
Interest income	1,160	1,417	2,063
Equity in earnings of unconsolidated entities	724	1,395	565
All other, net	966	2,968	1,131

	$(3,118)	$12,624	$(3,840)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Note 14. Commitments and Contingencies

Lease Commitments

The Company leases land, buildings and equipment under non-cancelable operating leases expiring in various years through 2031. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non-cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2010:

	Operating Leases	Capital Leases
	(in thousands)
2011	$57,492	$870
2012	47,455	845
2013	37,224	829
2014	27,854	759
2015	22,791	312
Thereafter	90,242	26

	$283,058	$3,641

Less interest		(134)

Capital lease obligations		3,507
Less current portion		(803)

Long-term capital lease obligations		$2,704

Total rental expense amounted to $72.4 million, $75.8 million and $68.3 million, for 2010, 2009 and 2008, respectively.

Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $4.1 million, $3.7 million and $3.7 million for 2010, 2009 and 2008, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.

Purchase Commitments

As of December 31, 2010, the Company had commitments to purchase minimum quantities of certain aerospace materials, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the commitments based on current pricing is estimated at approximately $364.0 million, with amounts in each of the next six years being as follows: $58.5 million, $47.5 million, $64.5 million, $64.5 million, $64.5 million, and $64.5 million, respectively.

Collective Bargaining Agreements

As of December 31, 2010, approximately 13% of the Company’s total employees are covered by collective bargaining agreements, which expire at various times over the next four years. Approximately 5% of the Company’s employees are covered by 20 different collective bargaining agreements that expire during 2011.

Environmental Contingencies

The Company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. The Company’s operations use minimal amounts of such substances.

The Company believes it is in material compliance with environmental laws and regulations; however, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of the Company’s owned or leased properties are located in industrial areas with histories of heavy industrial use. The Company may

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

incur some environmental liabilities because of the location of these properties. In addition, the Company is currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, a wholly-owned subsidiary of the Company, that were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time it owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its financial position, results of operations or cash flows.

Legal Matters

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains various liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 15. Earnings Per Share

The Company calculates basic and diluted earnings per share as required by the Earnings Per Share topic of the FASB Codification. Basic earnings per share exclude any dilutive effects of options, restricted stock, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, warrants, and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Reliance	$194,353	$148,158	$482,777

Denominator:
Denominator for basic earnings per share — Weighted average shares	74,230	73,446	73,102

Effect of dilutive securities:
Stock options	242	256	496

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	74,472	73,702	73,598

Net income per share attributable to Reliance shareholders — diluted	$2.61	$2.01	$6.56

Net income per share attributable to Reliance shareholders — basic	$2.62	$2.02	$6.60

The computations of earnings per share for the years ended December 31, 2010, 2009 and 2008 do not include approximately 2,600,699, 3,109,197 and 2,311,000 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

Condensed Consolidating Balance Sheet

As of December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$14,372	$7,998	$50,545	$—	$72,915
Accounts receivable, less allowance for doubtful accounts	58,099	586,230	52,704	—	697,033
Inventories	33,609	770,371	56,235	—	860,215
Intercompany receivables	343	12,358	34	(12,735)	—
Other current assets	99,800	27,330	5,047	(61,443)	70,734

Total current assets	206,223	1,404,287	164,565	(74,178)	1,700,897

Investments in subsidiaries	1,783,213	202,824	—	(1,986,037)	—
Property, plant and equipment, net	97,496	870,301	57,508	—	1,025,305
Goodwill	23,780	1,028,950	56,870	—	1,109,600
Intangible assets, net	9,815	681,074	64,879	—	755,768
Intercompany receivables	1,956,537	—	—	(1,956,537)	—
Other assets	4,896	71,385	1,042	—	77,323

Total assets	$4,081,960	$4,258,821	$344,864	$(4,016,752)	$4,668,893

Liabilities & Equity
Accounts payable	$24,510	$204,614	$28,599	$(12,735)	$244,988
Accrued compensation and retirement costs	14,849	64,783	5,433	—	85,065
Other current liabilities	37,583	40,184	4,979	—	82,746
Deferred income taxes	—	71,007	—	(61,443)	9,564
Current maturities of long-term debt	74,432	—	11,800	—	86,232

Total current liabilities	151,374	380,588	50,811	(74,178)	508,595

Long-term debt	854,932	153	—	—	855,085
Intercompany borrowings	—	1,926,900	29,637	(1,956,537)	—
Deferred taxes and other long-term liabilities	251,922	218,210	4,967	—	475,099
Total Reliance shareholders’ equity	2,823,732	1,729,455	256,582	(1,986,037)	2,823,732
Noncontrolling interests	—	3,515	2,867	—	6,382

Total equity	2,823,732	1,732,970	259,449	(1,986,037)	2,830,114

Total liabilities and equity	$4,081,960	$4,258,821	$344,864	$(4,016,752)	$4,668,893

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Condensed Consolidating Balance Sheet

As of December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$8,968	$6,890	$27,144	$—	$43,002
Accounts receivable, less allowance for doubtful accounts	48,344	451,234	34,293	—	533,871
Inventories	27,791	646,343	45,781	—	719,915
Intercompany receivables	300	15,845	1,940	(18,085)	—
Other current assets	58,521	30,544	5,051	—	94,116

Total current assets	143,924	1,150,856	114,209	(18,085)	1,390,904

Investments in subsidiaries	1,642,191	155,039	612	(1,797,842)	—
Property, plant and equipment, net	92,706	840,606	47,947	—	981,259
Goodwill	23,780	1,002,775	54,769	—	1,081,324
Intangible assets, net	13,276	650,784	62,195	—	726,255
Intercompany receivables	1,857,443	—	—	(1,857,443)	—
Other assets	4,282	121,883	870	—	127,035

Total assets	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

Liabilities & Equity
Accounts payable	$16,853	$156,994	$13,351	$(18,085)	$169,113
Accrued compensation and retirement costs	11,557	51,588	3,867	—	67,012
Other current liabilities	49,109	41,829	4,123	—	95,061
Current maturities of long-term debt	78,250	—	8,133	—	86,383

Total current liabilities	155,769	250,411	29,474	(18,085)	417,569

Long-term debt	849,220	155	—	—	849,375
Intercompany borrowings	—	1,832,229	25,214	(1,857,443)	—
Deferred taxes and other long-term liabilities	166,181	263,050	2,480	—	431,711
Total Reliance shareholders’ equity	2,606,432	1,575,184	222,658	(1,797,842)	2,606,432
Noncontrolling interests	—	914	776	—	1,690

Total equity	2,606,432	1,576,098	223,434	(1,797,842)	2,608,122

Total liabilities and equity	$3,777,602	$3,921,943	$280,602	$(3,673,370)	$4,306,777

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Condensed Consolidating Statement of Income

For the year ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$593,711	$5,550,588	$338,140	$(169,644)	$6,312,795

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	442,273	4,225,957	229,384	(169,727)	4,727,887
Warehouse, delivery, selling, general and administrative	116,420	978,742	71,484	(63,062)	1,103,584
Depreciation and amortization	13,022	101,324	6,257	—	120,603

	571,715	5,306,023	307,125	(232,789)	5,952,074

Operating income	21,996	244,565	31,015	63,145	360,721

Other income (expense):
Interest	(62,357)	(33,767)	(812)	35,761	(61,175)
Other income (expense), net	50,923	44,819	46	(98,906)	(3,118)

Income before equity in earnings of subsidiaries and income taxes	10,562	255,617	30,249	—	296,428
Equity in earnings of subsidiaries	144,267	10,732	—	(154,999)	—

Income before income taxes	154,829	266,349	30,249	(154,999)	296,428
Income tax (benefit) provision	(39,524)	130,620	7,483	—	98,579

Net income	194,353	135,729	22,766	(154,999)	197,849
Less: Net income attributable to noncontrolling interests	—	3,010	486	—	3,496

Net income attributable to Reliance	$194,353	$132,719	$22,280	$(154,999)	$194,353

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Condensed Consolidating Statement of Income

For the year ended December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$868,472	$7,537,750	$402,405	$(89,783)	$8,718,844

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	645,619	5,712,679	288,316	(89,866)	6,556,748
Warehouse, delivery, selling, general and administrative	(30,304)	1,231,815	74,656	(64,966)	1,211,201
Depreciation and amortization	10,235	83,326	4,363	—	97,924

	625,550	7,027,820	367,335	(154,832)	7,865,873

Operating income	242,922	509,930	35,070	65,049	852,971

Other income (expense):
Interest	(86,526)	(27,243)	(1,665)	32,859	(82,575)
Other income (expense), net	97,718	2,051	(5,701)	(97,908)	(3,840)

Income before equity in earnings of subsidiaries and income taxes	254,114	484,738	27,704	—	766,556
Equity in earnings of subsidiaries	215,759	6,744	—	(222,503)	—

Income before income taxes	469,873	491,482	27,704	(222,503)	766,556
Income tax (benefit) provision	(12,904)	288,421	7,404	—	282,921

Net income	482,777	203,061	20,300	(222,503)	483,635
Less: Net income attributable to noncontrolling interests	—	842	16	—	858

Net income attributable to Reliance	$482,777	$202,219	$20,284	$(222,503)	$482,777

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Condensed Consolidating Cash Flow Statement

For the year ended December 31, 2010

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$194,353	$135,729	$22,766	$(154,999)	$197,849
Equity in earnings of subsidiaries	(144,267)	(11,456)	—	154,999	(724)
Adjustments to reconcile net income to cash provided by (used in) operating activities	173,112	(148,730)	(7,420)	—	16,962

Cash provided by (used in) operating activities	223,198	(24,457)	15,346	—	214,087

Investing activities:
Purchases of property, plant and equipment	(10,694)	(93,762)	(6,900)	—	(111,356)
Acquisitions of metals service centers, net of cash acquired and debt assumed	(100,325)	—	—	—	(100,325)
Net advances to subsidiaries	(99,094)	—	—	99,094	—
Other investing activities, net	(5,025)	49,763	110	5,050	49,898

Cash used in investing activities	(215,138)	(43,999)	(6,790)	104,144	(161,783)

Financing activities:
Net borrowings (repayments) of debt	1,749	(23,329)	3,157	—	(18,423)
Dividends paid	(29,692)	—	—	—	(29,692)
Intercompany borrowings	—	94,671	4,423	(99,094)	—
Other financing activities, net	25,287	(1,778)	5,192	(5,050)	23,651

Cash (used in) provided by financing activities	(2,656)	69,564	12,772	(104,144)	(24,464)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,073	—	2,073

Increase in cash and cash equivalents	5,404	1,108	23,401	—	29,913
Cash and cash equivalents at beginning of period	8,968	6,890	27,144	—	43,002

Cash and cash equivalents at end of period	$14,372	$7,998	$50,545	$—	$72,915

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Condensed Consolidating Cash Flow Statement

For the year ended December 31, 2009

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$148,158	$36,442	$(3,215)	$(32,209)	$149,176
Equity in (earnings) losses of subsidiaries	(36,352)	2,748	—	32,209	(1,395)
Adjustments to reconcile net income (loss) to cash provided by operating activities	(9,391)	772,732	31,874	—	795,215

Cash provided by operating activities	102,415	811,922	28,659	—	942,996

Investing activities:
Purchases of property, plant and equipment	(10,283)	(46,156)	(13,462)	—	(69,901)
Net repayments from subsidiaries	748,898	—	—	(748,898)	—
Other investing activities, net	82	(24,010)	244	—	(23,684)

Cash provided by (used in) investing activities	738,697	(70,166)	(13,218)	(748,898)	(93,585)

Financing activities:
Net (repayments) borrowings of debt	(829,464)	(1,880)	176	—	(831,168)
Dividends paid	(29,383)	—	—	—	(29,383)
Intercompany (repayments) borrowings	—	(750,130)	1,232	748,898	—
Other financing activities, net	5,440	(2,057)	(2,661)	—	722

Cash used in financing activities	(853,407)	(754,067)	(1,253)	748,898	(859,829)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,425	—	1,425

(Decrease) increase in cash and cash equivalents	(12,295)	(12,311)	15,613	—	(8,993)
Cash and cash equivalents at beginning of period	21,263	19,201	11,531	—	51,995

Cash and cash equivalents at end of period	$8,968	$6,890	$27,144	$—	$43,002

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

Condensed Consolidating Cash Flow Statement

For the year ended December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$482,777	$203,061	$20,300	$(222,503)	$483,635
Equity in earnings of subsidiaries	(215,759)	(7,309)	—	222,503	(565)
Adjustments to reconcile net income to cash provided by operating activities	73,943	100,485	7,186	—	181,614

Cash provided by operating activities	340,961	296,237	27,486	—	664,684

Investing activities:
Purchases of property, plant and equipment	(14,911)	(129,703)	(7,276)	—	(151,890)
Acquisitions of metals service centers, net of cash acquired and debt assumed	(316,999)	(13,250)	—	—	(330,249)
Net repayments from subsidiaries	205,413	—	—	(205,413)	—
Other investing activities, net	1,082	16,127	7,276	—	24,485

Cash used in investing activities	(125,415)	(126,826)	—	(205,413)	(457,654)

Financing activities:
Net (repayments) borrowings of debt	(109,075)	(2,386)	550	—	(110,911)
Dividends paid	(29,229)	—	—	—	(29,229)
Intercompany repayments	—	(171,351)	(34,062)	205,413	—
Common stock repurchases	(114,774)	—	—	—	(114,774)
Other financing activities, net	23,426	—	—	—	23,426

Cash used in financing activities	(229,652)	(173,737)	(33,512)	205,413	(231,488)
Effect of exchange rate changes on cash and cash equivalents	—	—	(570)	—	(570)

Decrease in cash and cash equivalents	(14,106)	(4,326)	(6,596)	—	(25,028)
Cash and cash equivalents at beginning of period	35,369	23,527	18,127	—	77,023

Cash and cash equivalents at end of period	$21,263	$19,201	$11,531	$—	$51,995

RELIANCE STEEL & ALUMINUM CO.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2010:
Net sales	$1,454,075	$1,620,585	$1,653,798	$1,584,337
Cost of sales	$1,075,962	$1,203,810	$1,257,629	$1,190,486
Gross profit (1)	$378,113	$416,775	$396,169	$393,851
Net income	$44,987	$62,805	$49,285	$40,772
Net income attributable to Reliance	$44,650	$61,599	$48,650	$39,454
Diluted earnings per common share attributable to Reliance shareholders	$0.60	$0.83	$0.65	$0.53
Basic earnings per common share attributable to Reliance shareholders	$0.60	$0.83	$0.65	$0.53
2009:
Net sales	$1,558,535	$1,242,978	$1,243,373	$1,273,246
Cost of sales	$1,204,093	$960,093	$886,904	$867,521
Gross profit (1)	$354,442	$282,885	$356,469	$405,725
Net income (loss)	$20,388	$(5,556)	$42,077	$92,267
Net income (loss) attributable to Reliance	$20,118	$(5,787)	$41,757	$92,070
Diluted earnings (loss) per common share attributable to Reliance shareholders	$0.27	$(0.08)	$0.57	$1.25
Basic earnings (loss) per common share attributable to Reliance shareholders	$0.27	$(0.08)	$0.57	$1.25

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

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Amounts Charged to Other Accounts		Balance at End of Period
Year Ended December 31, 2008 Allowance for doubtful accounts	$16,153	$6,065	$8,075	(2)	$7,875	(1)	$22,018
Year Ended December 31, 2009 Allowance for doubtful accounts	$22,018	$18,775	$19,647	(2)	$123		$21,269
Year Ended December 31, 2010 Allowance for doubtful accounts	$21,269	$11,911	$13,817	(2)	$(2,142	)(3)	$17,221

(1)	Additions from acquisitions charged to goodwill.
(2)	Uncollectible accounts written off, net of recoveries.
(3)

Amount includes $0.3 million of additions from acquisitions charged to goodwill offset by the reclassification of $2.4 million allowance balance along with related trade receivable balance of $2.4 million to a note receivable.

See accompanying report of independent registered public accounting firm.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Reliance Steel & Aluminum Co.:

We have audited Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ KPMG LLP

Los Angeles, California

February 25, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the annual meeting of shareholders to be held on May 18, 2011 are incorporated herein by reference.

Item 11. Executive Compensation.

The narrative and tabular information, including footnotes thereto, included under the caption “Executive Compensation” of the Proxy Statement are incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

The narrative and tabular information included under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements (included in Item 8).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2010 and 2009

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3)	Exhibits

Exhibit Number	Description

2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company.(1)

3.01	Registrant’s Restated Articles of Incorporation.(2)

3.02	Registrant’s Amended and Restated Bylaws.(3)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998.(4)

4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture.(5)

4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan.(6)

4.03	Amended and Restated Credit Agreement dated November 9, 2006 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein.(7)

4.04	First Amendment to Amended and Restated Credit Agreement dated as of July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein.(8)

4.05	Second Amendment to Amended and Restated Credit Agreement dated as of September 25, 2009 by and among Registrant, as Borrower, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein.(9)

4.06	Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto.(8)

10.01	Registrant’s Form of Indemnification Agreement for officers and directors.(2)

10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.(4)

10.03	Registrant’s Amended and Restated Directors Stock Option Plan.(10)

10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)

10.05	Omnibus Amendment to Note Purchase Agreements.(12)

10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto.(13)

10.07	Omnibus Amendment No. 2 to Note Purchase Agreements.(14)

10.08	Corporate Officers Bonus Plan effective January 1, 2008.(15)

10.09	Registrant’s Deferred Compensation Plan effective December 1, 2008.(16)

10.10	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(16)

14.01	Registrant’s Code of Conduct.(17)

Exhibit Number	Description

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24	Power of Attorney.(18)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.(19)

101.SCH	XBRL Taxonomy Extension Schema Document(19)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.(19)

101.DEF	XBRL Taxonomy Extension Definition Linkbase.(19)

101.LAB	XBRL Taxonomy Label Linkbase Document.(19)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.(19)

(1)	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K, originally filed on January 19, 2006.
(2)	Incorporated by reference from Exhibits 3.01 and 10.03, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.
(3)	Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K dated October 14, 2009.
(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 1996.
(5)	Incorporated by reference from Exhibits 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated November 20, 2006.
(6)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.
(7)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 9, 2006.
(8)	Incorporated by reference from Exhibits 4.2 and 4.3, respectively, to Registrant’s Current Report on Form 8-K, filed on August 7, 2008.
(9)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 28, 2009.
(10)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.
(11)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.
(12)	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 13, 2005.
(13)	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003.
(14)	Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated April 3, 2006.
(15)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 21, 2008
(16)	Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Incorporated by reference from Exhibit 14.01 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(18)	Set forth on page 86 of this report.
(19)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 25th day of February 2011.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 25, 2011

/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 25, 2011

/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 25, 2011

/s/ JOHN G. FIGUEROA John G. Figueroa	Director	February 25, 2011

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 25, 2011

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 25, 2011

/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 25, 2011

/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	February 25, 2011

/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 25, 2011

/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 25, 2011

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company.(1)

3.01	Registrant’s Restated Articles of Incorporation.(2)

3.02	Registrant’s Amended and Restated Bylaws.(3)

3.03	Amendment to Registrant’s Restated Articles of Incorporation dated May 20, 1998.(4)

4.01	Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture.(5)

4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan.(6)

4.03	Amended and Restated Credit Agreement dated November 9, 2006 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein.(7)

4.04	First Amendment to Amended and Restated Credit Agreement dated as of July 31, 2008 by and among Registrant and RSAC Management Corp., collectively as Borrowers, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein.(8)

4.05	Second Amendment to Amended and Restated Credit Agreement dated as of September 25, 2009 by and among Registrant, as Borrower, and Bank of America, N.A., as Administrative Agent, and the banks identified as lenders therein.(9)

4.06	Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto.(8)

10.01	Registrant’s Form of Indemnification Agreement for officers and directors.(2)

10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.(4)

10.03	Registrant’s Amended and Restated Directors Stock Option Plan.(10)

10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)

10.05	Omnibus Amendment to Note Purchase Agreements.(12)

10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto.(13)

10.07	Omnibus Amendment No. 2 to Note Purchase Agreements.(14)

10.08	Corporate Officers Bonus Plan effective January 1, 2008.(15)

10.09	Registrant’s Deferred Compensation Plan effective December 1, 2008.(16)

10.10	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(16)

14.01	Registrant’s Code of Conduct.(17)

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP.

24	Power of Attorney.(18)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.(19)

101.SCH	XBRL Taxonomy Extension Schema Document(19)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.(19)

101.DEF	XBRL Taxonomy Extension Definition Linkbase.(19)

101.LAB	XBRL Taxonomy Label Linkbase Document.(19)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.(19)

(1)	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K, originally filed on January 19, 2006.
(2)	Incorporated by reference from Exhibits 3.01 and 10.03, respectively, to Registrant’s Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.
(3)	Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K dated October 14, 2009.
(4)	Incorporated by reference from Exhibit 10.06 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 1996.
(5)	Incorporated by reference from Exhibits 10.1 and 10.2 to Registrant’s Current Report on Form 8-K dated November 20, 2006.
(6)	Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant’s Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.
(7)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 9, 2006.
(8)	Incorporated by reference from Exhibits 4.2 and 4.3, respectively, to Registrant’s Current Report on Form 8-K, filed on August 7, 2008.
(9)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 28, 2009.
(10)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.
(11)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.
(12)	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 13, 2005.
(13)	Incorporated by reference from Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated July 1, 2003.
(14)	Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated April 3, 2006.
(15)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 21, 2008
(16)	Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Incorporated by reference from Exhibit 14.01 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(18)	Set forth on page 86 of this report.
(19)

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