Form 10-Q
period 2011-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2011-05-06
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 74,820,874 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

ASSETS
	March 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$76.8	$72.9
Accounts receivable, less allowance for doubtful accounts of $20.1 at March 31, 2011 and $17.2 at December 31, 2010	913.5	697.0
Inventories	1,089.6	860.2
Prepaid expenses and other current assets	36.4	42.5
Income taxes receivable	—	28.3

Total current assets	2,116.3	1,700.9
Property, plant and equipment:
Land	139.4	137.1
Buildings	613.5	594.3
Machinery and equipment	909.3	898.1
Accumulated depreciation	(626.1)	(604.2)

	1,036.1	1,025.3

Goodwill	1,111.3	1,109.6
Intangible assets, net	749.4	755.8
Cash surrender value of life insurance policies, net	40.3	42.0
Investments in unconsolidated entities	18.1	18.3
Other assets	17.0	17.0

Total assets	$5,088.5	$4,668.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$405.1	$245.0
Accrued expenses	56.8	45.7
Accrued compensation and retirement costs	69.5	85.1
Accrued insurance costs	38.9	37.0
Current maturities of long-term debt and short-term borrowings	96.9	86.2
Income taxes payable	18.8	—
Deferred income taxes	9.6	9.6

Total current liabilities	695.6	508.6
Long-term debt	990.5	855.1
Long-term retirement costs	74.2	74.7
Other long-term liabilities	27.4	27.8
Deferred income taxes	372.0	372.6
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 74,733,404 at March 31, 2011 and 74,639,223 at December 31, 2010, stated capital	633.4	624.7
Retained earnings	2,271.5	2,188.7
Accumulated other comprehensive income	17.0	10.3

Total Reliance shareholders’ equity	2,921.9	2,823.7
Noncontrolling interests	6.9	6.4

Total equity	2,928.8	2,830.1

Total liabilities and equity	$5,088.5	$4,668.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,912.7	$1,454.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,406.4	1,076.0
Warehouse, delivery, selling, general and administrative	318.5	269.2
Depreciation and amortization	33.0	29.1

	1,757.9	1,374.3

Operating income	154.8	79.8

Other income (expense):
Interest	(14.6)	(15.1)
Other income, net	0.2	1.1

Income before income taxes	140.4	65.8
Income tax provision	46.8	20.8

Net income	93.6	45.0
Less: Net income attributable to noncontrolling interests	1.3	0.3

Net income attributable to Reliance	$92.3	$44.7

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.23	$0.60

Basic earnings per common share attributable to Reliance shareholders	$1.24	$0.60

Cash dividends per share	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$93.6	$45.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	33.0	29.1
Deferred income tax benefit	(1.2)	(0.5)
Loss on sales of property, plant and equipment	—	0.1
Equity in earnings of unconsolidated entities	(0.7)	(0.7)
Dividends received from unconsolidated entities	0.3	0.3
Share based compensation expense	4.8	3.7
Excess tax benefit from share based compensation	—	(2.3)
Net loss from life insurance policies	1.6	0.6
Changes in operating assets and liabilities:
Accounts receivable	(215.1)	(157.6)
Inventories	(228.2)	(125.0)
Prepaid expenses and other assets	34.6	22.7
Accounts payable and other liabilities	175.9	130.3

Net cash used in operating activities	(101.4)	(54.3)

Investing activities:
Purchases of property, plant and equipment	(35.8)	(23.1)
Proceeds from sales of property, plant and equipment	0.9	0.7
Net proceeds from redemption of life insurance policies	0.1	1.8

Net cash used in investing activities	(34.8)	(20.6)

Financing activities:
Net short-term debt borrowings	—	0.4
Proceeds from long-term debt borrowings	197.0	150.1
Principal payments on long-term debt	(52.0)	(71.2)
Payments to noncontrolling interest holders	(0.8)	—
Dividends paid	(9.0)	(7.4)
Excess tax benefit from share based compensation	—	2.3
Exercise of stock options	3.9	8.8

Net cash provided by financing activities	139.1	83.0
Effect of exchange rate changes on cash	1.0	1.2

Increase in cash and cash equivalents	3.9	9.3
Cash and cash equivalents at beginning of year	72.9	43.0

Cash and cash equivalents at end of period	$76.8	$52.3

Supplemental cash flow information:
Interest paid during the period	$2.9	$2.1
Income taxes paid during the period	$4.2	$1.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

2. Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, the changes require an entity to use an equity premise when performing the first step of a goodwill impairment test. If a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. 2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate, that is a distributor of carbon steel plate with locations in California and Oregon. Effective March 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI during the three months ended March 31, 2011 were approximately $6.9 million.

On October 1, 2010, the Company acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach. Net sales of Diamond during the three months ended March 31, 2011 were approximately $24.5 million.

4. Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2011 is as follows:

(in millions)
Balance as of December 31, 2010	$1,109.6
Purchase price allocation adjustments	0.5
Effect of foreign currency translation	1.2

Balance as of March 31, 2011	$1,111.3

The Company had no accumulated impairment losses related to goodwill as of March 31, 2011.

5. Intangible Assets, net

The following table summarizes the Company’s intangible assets, net:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.1	$(6.8)	$7.1	$(6.7)
Loan fees	23.9	(14.9)	23.9	(14.1)
Customer lists/relationships	380.5	(90.5)	379.3	(83.7)
Software – internal use	8.1	(4.1)	8.1	(3.8)
Other	4.9	(1.8)	4.9	(1.7)

	424.5	(118.1)	423.3	(110.0)
Intangible assets not subject to amortization:
Trade names	443.0	—	442.5	—

	$867.5	$(118.1)	$865.8	$(110.0)

The Company recognized amortization expense for intangible assets of approximately $7.9 million and $7.2 million for the three months ended March 31, 2011 and 2010, respectively. Other changes in intangible assets during the three months ended March 31, 2011 are due to foreign currency translation gains of $1.5 million.

The following is a summary of estimated aggregated amortization expense for the remaining nine months of 2011 and each of the succeeding five years (in millions):

2011	$23.5
2012	30.8
2013	28.1
2014	26.1
2015	24.6
2016	23.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 33.3% and 31.6%, respectively. The fluctuations in the Company’s effective tax rates are mainly because of varying income levels over these periods. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

7. Debt

Debt consists of the following:

	March 31,	December 31,
	2011	2010
	(in millions)
Unsecured revolving credit facility due November 9, 2012	$341.0	$195.0
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135.0	135.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.1	13.1

Total	1,089.1	943.1
Less unamortized discount	(1.7)	(1.8)
Less amounts due within one year and short-term borrowings	(96.9)	(86.2)

Total long-term debt	$990.5	$855.1

Unsecured Revolving Credit Facility

The Company’s $1.1 billion unsecured revolving credit facility has 16 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to extend the maturity date of $1.02 billion of commitments with 14 extending lenders through November 9, 2012, while the maturity date for $80.0 million of commitments with non-extending lenders remains at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of March 31, 2011. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of March 31, 2011. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of March 31, 2011. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter based on the Company’s leverage ratio.

Weighted average rates on borrowings outstanding on the revolving credit facility were 3.70% and 3.54% as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the Company had $43.6 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $81.4 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $22.7 million are in place for operations in Asia and Europe with combined outstanding balances of $11.9 million and $11.8 million as of March 31, 2011 and December 31, 2010, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Unsecured Notes – Private Placements

The Company also has $135.0 million of outstanding senior unsecured notes issued in private placements of debt as of March 31, 2011. At March 31, 2011, the outstanding senior notes bear interest at a weighted average fixed rate of 5.1% and have a weighted average remaining life of 1.4 years, maturing from July 2011 to July 2013.

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

Covenants

The $1.1 billion revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. The Company’s interest coverage ratio for the twelve-month period ended March 31, 2011 was approximately 7.0 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of March 31, 2011 calculated in accordance with the terms of the revolving credit facility was 27.9% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of March 31, 2011 was $999.2 million compared to Reliance shareholders’ equity balance of $2.92 billion as of March 31, 2011.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 92% of total consolidated tangible assets as of March 31, 2011.

The Company was in compliance with all debt covenants as of March 31, 2011.

8. Equity

Common Stock

During the three months ended March 31, 2011, the Company issued 94,181 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $3.9 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Based Compensation

On February 23, 2011, the Company granted 1,037,250 options to acquire its common stock to key employees with an exercise price equal to the fair market value as of the date of the grant. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted of $26.98 per share was estimated using the Black-Scholes option-pricing model with the following assumptions: Expected life – 4.8 years; Expected volatility – 60.2%; Dividend yield – 0.9%; Risk-free interest rate – 2.2%; Exercise price - $55.73.

Share Repurchase Program

Under the Company’s current stock repurchase program 7,883,033 shares of common stock remain authorized for repurchase as of March 31, 2011. No shares were repurchased in 2011 or 2010. Repurchased shares are redeemed and treated as authorized but unissued shares.

Other Comprehensive Income

Other comprehensive income included the following:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$93.6	$45.0
Other comprehensive income:
Foreign currency translation gain	6.6	5.1
Unrealized gain on investments, net of tax	0.1	0.1

Total other comprehensive income	6.7	5.2

Comprehensive income	100.3	50.2
Comprehensive income attributable to noncontrolling interests	(1.3)	(0.3)

Comprehensive income attributable to Reliance	$99.0	$49.9

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included the following:

	March 31,	December 31,
	2011	2010
	(in millions)
Foreign currency translation gain	$26.9	$20.3
Unrealized loss on investments, net of tax	(0.1)	(0.2)
Minimum pension liability, net of tax	(9.8)	(9.8)

Total accumulated other comprehensive income	$17.0	$10.3

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $6.6 million, respectively, as of March 31, 2011 and December 31, 2010.

9. Commitments and Contingencies

The Company is currently involved with certain environmental remediation projects related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), a wholly-owned subsidiary of the Company, that were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its financial position, results of operations or cash flows.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted stock, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(in millions except for share and per share amounts)
Numerator:
Net income attributable to Reliance	$92.3	$44.7

Denominator:
Denominator for basic earnings per share – Weighted average shares	74,619,804	73,862,445

Effect of dilutive securities:
Stock options and restricted stock	404,062	321,958

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	75,023,866	74,184,403

Net income per share attributable to Reliance shareholders – diluted	$1.23	$0.60

Net income per share attributable to Reliance shareholders – basic	$1.24	$0.60

The computations of earnings per share for the three months ended March 31, 2011 and 2010 do not include 3,098,100 and 2,137,300 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Balance Sheet

As of March 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$13.5	$17.0	$46.3	$—	$76.8
Accounts receivable, less allowance for doubtful accounts	76.3	767.0	70.2	—	913.5
Inventories	47.0	971.7	70.9	—	1,089.6
Intercompany receivables	0.3	15.5	0.5	(16.3)	—
Other current assets	76.3	29.6	7.5	(77.0)	36.4

Total current assets	213.4	1,800.8	195.4	(93.3)	2,116.3
Investments in subsidiaries	1,861.8	215.0	—	(2,076.8)	—
Property, plant and equipment, net	96.7	881.9	57.5	—	1,036.1
Goodwill	23.8	1,029.4	58.1	—	1,111.3
Intangible assets, net	9.0	674.6	65.8	—	749.4
Intercompany receivables	2,134.7	—	—	(2,134.7)	—
Other assets	4.8	69.5	1.1	—	75.4

Total assets	$4,344.2	$4,671.2	$377.9	$(4,304.8)	$5,088.5

Liabilities & Equity
Accounts payable	$37.2	$345.6	$38.6	$(16.3)	$405.1
Accrued compensation and retirement costs	9.5	55.6	4.4	—	69.5
Other current liabilities	48.9	40.2	6.6	—	95.7
Income taxes payable	—	26.1	4.1	(11.4)	18.8
Deferred income taxes	—	75.2	—	(65.6)	9.6
Current maturities of long-term debt and short-term borrowings	85.0	—	11.9	—	96.9

Total current liabilities	180.6	542.7	65.6	(93.3)	695.6
Long-term debt	990.3	0.2	—	—	990.5
Intercompany borrowings	—	2,104.8	29.9	(2,134.7)	—
Deferred taxes and other long-term liabilities	251.4	217.1	5.1	—	473.6
Total Reliance shareholders’ equity	2,921.9	1,802.6	274.2	(2,076.8)	2,921.9
Noncontrolling interests	—	3.8	3.1	—	6.9

Total equity	2,921.9	1,806.4	277.3	(2,076.8)	2,928.8

Total liabilities and equity	$4,344.2	$4,671.2	$377.9	$(4,304.8)	$5,088.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance Sheet

As of December 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$14.4	$8.0	$50.5	$—	$72.9
Accounts receivable, less allowance for doubtful accounts	58.1	586.2	52.7	—	697.0
Inventories	33.6	770.4	56.2	—	860.2
Intercompany receivables	0.3	12.4	—	(12.7)	—
Other current assets	99.8	27.3	5.1	(61.4)	70.8

Total current assets	206.2	1,404.3	164.5	(74.1)	1,700.9
Investments in subsidiaries	1,783.2	202.8	—	(1,986.0)	—
Property, plant and equipment, net	97.5	870.3	57.5	—	1,025.3
Goodwill	23.8	1,029.0	56.8	—	1,109.6
Intangible assets, net	9.8	681.1	64.9	—	755.8
Intercompany receivables	1,956.5	—	—	(1,956.5)	—
Other assets	4.9	71.4	1.0	—	77.3

Total assets	$4,081.9	$4,258.9	$344.7	$(4,016.6)	$4,668.9

Liabilities & Equity
Accounts payable	$24.5	$204.6	$28.6	$(12.7)	$245.0
Accrued compensation and retirement costs	14.9	64.8	5.4	—	85.1
Other current liabilities	37.6	40.2	4.9	—	82.7
Deferred income taxes	—	71.0	—	(61.4)	9.6
Current maturities of long-term debt and short-term borrowings	74.4	—	11.8	—	86.2

Total current liabilities	151.4	380.6	50.7	(74.1)	508.6
Long-term debt	854.9	0.2	—	—	855.1
Intercompany borrowings	—	1,926.9	29.6	(1,956.5)	—
Deferred taxes and other long-term liabilities	251.9	218.2	5.0	—	475.1
Total Reliance shareholders’ equity	2,823.7	1,729.5	256.5	(1,986.0)	2,823.7
Noncontrolling interests	—	3.5	2.9	—	6.4

Total equity	2,823.7	1,733.0	259.4	(1,986.0)	2,830.1

Total liabilities and equity	$4,081.9	$4,258.9	$344.7	$(4,016.6)	$4,668.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income

For the three months ended March 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$175.7	$1,683.9	$109.3	$(56.2)	$1,912.7
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	139.1	1,253.2	70.3	(56.2)	1,406.4
Warehouse, delivery, selling, general and administrative	19.6	303.6	20.2	(24.9)	318.5
Depreciation and amortization	3.4	27.9	1.7	—	33.0

	162.1	1,584.7	92.2	(81.1)	1,757.9
Operating income	13.6	99.2	17.1	24.9	154.8
Other income (expense):
Interest	(14.5)	(6.6)	(0.4)	6.9	(14.6)
Other income, net	32.0	—	—	(31.8)	0.2

Income before equity in earnings of subsidiaries and income taxes	31.1	92.6	16.7	—	140.4
Equity in earnings of subsidiaries	53.1	7.8	—	(60.9)	—

Income before income taxes	84.2	100.4	16.7	(60.9)	140.4
Income tax (benefit) provision	(8.1)	51.0	3.9	—	46.8

Net income	92.3	49.4	12.8	(60.9)	93.6
Less: Net income attributable to noncontrolling interests	—	1.0	0.3	—	1.3

Net income attributable to Reliance	$92.3	$48.4	$12.5	$(60.9)	$92.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income

For the three months ended March 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$139.5	$1,283.0	$72.7	$(41.1)	$1,454.1
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	109.8	954.5	52.8	(41.1)	1,076.0
Warehouse, delivery, selling, general and administrative	27.1	246.7	15.9	(20.5)	269.2
Depreciation and amortization	3.1	24.7	1.3	—	29.1

	140.0	1,225.9	70.0	(61.6)	1,374.3
Operating (loss) income	(0.5)	57.1	2.7	20.5	79.8
Other income (expense):
Interest	(15.3)	(10.5)	(0.2)	10.9	(15.1)
Other income, net	31.6	0.9	—	(31.4)	1.1

Income before equity in earnings of subsidiaries and income taxes	15.8	47.5	2.5	—	65.8
Equity in earnings of subsidiaries	22.5	0.5	—	(23.0)	—

Income before income taxes	38.3	48.0	2.5	(23.0)	65.8
Income tax (benefit) provision	(6.4)	26.8	0.4	—	20.8

Net income	44.7	21.2	2.1	(23.0)	45.0
Less: Net income attributable to noncontrolling interests	—	0.3	—	—	0.3

Net income attributable to Reliance	$44.7	$20.9	$2.1	$(23.0)	$44.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the three months ended March 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$92.3	$49.4	$12.8	$(60.9)	$93.6
Equity in earnings of subsidiaries	(53.1)	(8.5)	—	60.9	(0.7)
Adjustments to reconcile net income to cash provided by (used in) operating activities	(0.9)	(175.4)	(18.0)	—	(194.3)

Cash provided by (used in) operating activities	38.3	(134.5)	(5.2)	—	(101.4)

Investing activities:
Purchases of property, plant and equipment	(1.8)	(33.7)	(0.3)	—	(35.8)
Net advances to subsidiaries	(178.2)	—	—	178.2	—
Other investing activities, net	—	1.0	—	—	1.0

Cash used in investing activities	(180.0)	(32.7)	(0.3)	178.2	(34.8)

Financing activities:
Net borrowings (repayments) of debt	145.9	(0.9)	—	—	145.0
Dividends paid	(9.0)	—	—	—	(9.0)
Net intercompany borrowings	—	177.9	0.3	(178.2)	—
Other financing activities, net	3.9	(0.8)	—	—	3.1

Cash provided by financing activities	140.8	176.2	0.3	(178.2)	139.1
Effect of exchange rate changes on cash and cash equivalents	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	(0.9)	9.0	(4.2)	—	3.9
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9

Cash and cash equivalents at end of period	$13.5	$17.0	$46.3	$—	$76.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement

For the three months ended March 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$44.7	$21.2	$2.1	$(23.0)	$45.0
Equity in earnings of subsidiaries	(22.5)	(1.2)	—	23.0	(0.7)
Adjustments to reconcile net income to cash provided by (used in) operating activities	(6.8)	(92.7)	0.9	—	(98.6)

Cash provided by (used in) operating activities	15.4	(72.7)	3.0	—	(54.3)

Investing activities:
Purchases of property, plant and equipment	(1.4)	(18.6)	(3.1)	—	(23.1)
Net advances to subsidiaries	(87.3)	—	—	87.3	—
Other investing activities, net	(5.0)	2.1	0.3	5.1	2.5

Cash used in investing activities	(93.7)	(16.5)	(2.8)	92.4	(20.6)

Financing activities:
Net borrowings (repayments) of debt	79.1	(0.2)	0.4	—	79.3
Dividends paid	(7.4)	—	—	—	(7.4)
Intercompany borrowings (repayments)	—	88.4	(1.1)	(87.3)	—
Other financing activities, net	11.1	—	5.1	(5.1)	11.1

Cash provided by financing activities	82.8	88.2	4.4	(92.4)	83.0
Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	—	1.2

Increase (decrease) in cash and cash equivalents	4.5	(1.0)	5.8	—	9.3
Cash and cash equivalents at beginning of year	9.0	6.9	27.1	—	43.0

Cash and cash equivalents at end of period	$13.5	$5.9	$32.9	$—	$52.3

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate, that is a distributor of carbon steel plate with locations in California and Oregon. Effective March 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI during the three months ended March 31, 2011 were approximately $6.9 million.

On October 1, 2010, the Company acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach. Net sales of Diamond during the three months ended March 31, 2011 were approximately $24.5 million.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth certain income statement data for the three-month periods ended March 31, 2011 and 2010 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,912.7	100.0%	$1,454.1	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,406.4	73.5	1,076.0	74.0
Gross profit (1)	506.3	26.5	378.1	26.0
S,G&A expenses	318.5	16.7	269.2	18.5
Depreciation expense	25.1	1.3	21.9	1.5
Amortization expense	7.9	0.4	7.2	0.5

Operating income	$154.8	8.1%	$79.8	5.5%

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

Net Sales

	Three Months Ended March 31,
	2011	2010
	$	$	Dollar Change	Percentage Change
Net sales	$1,912.7	$1,454.1	$458.6	31.5%

The increase in net sales includes a 12.3% increase in tons sold and a 17.6% increase in our average selling price per ton sold. (Tons sold and average selling price per ton sold amounts exclude our toll processing sales.) Same-store sales, which exclude the sales of our 2010 acquisitions, were $1.88 billion for the three months ended March 31, 2011, up 29.4% from the same period in 2010. On a same-store basis, our tons sold increased 10.8% and our average selling price per ton sold increased 17.3% during the 2011 first quarter compared to the same period in 2010.

We have continued to see steady improvement in our tons sold, most notably in March 2011, when we had our highest monthly sales per day and tons shipped per day since November 2008. Business activity in most all of our markets is better in the first three months of 2011 than in the same period in 2010, with the exception of non-residential construction, our largest end market. However, we have seen some improvements in demand so far in 2011 for certain non-residential construction related products in certain areas around the country.

As a result of increased mill prices, most of the products we sell had higher average selling prices during the 2011 three-month period compared to the same period in 2010. Our major commodity selling prices increased during the 2011 three-month period from the same period in 2010 as follows: carbon steel up 20.8%; aluminum up 5.7%; stainless steel up 19.5%; and alloy up 10.5%. The 2011 mill price increases have primarily been due to a rise in scrap and other input costs at the mills, as opposed to higher end-use demand. Because the mills announce price increases one to two months in advance of the effective date, our demand in the 2011 first quarter benefited as certain of our customers were buying in advance of the price increase announcements that occurred steadily throughout the quarter for many of our products.

Our product mix remained relatively consistent with carbon products representing 53% and 52% of our total sales in the three months ended March 31, 2011 and 2010, respectively.

Cost of Sales

	Three Months Ended March 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Cost of sales	$1,406.4	73.5%	$1,076.0	74.0%	$330.4	30.7%

The increases in cost of sales in the 2011 three-month period are due to increases in tons sold as well as increased costs for most products we sell from the same period in 2010 (see “Net Sales” above for trends in both demand and costs of our products).

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $20.0 million in the 2011 first quarter compared to a charge, or expense, of $5.0 million in the 2010 first quarter. We currently estimate our full year 2011 LIFO adjustment to be a charge, or expense, of $80.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2011 will be higher than at December 31, 2010. Our estimate anticipates stable to lower overall pricing as well as reduced inventory quantities from March 31, 2011 levels for many of our products at the end of the 2011 year.

Gross Profit

	Three Months Ended March 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Gross profit	$506.3	26.5%	$378.1	26.0%	$128.2	33.9%

During the 2011 first three-months we were able to increase our gross profit margin mainly due to rapid and more significant mill pricing increases compared to the same period in 2010. This type of pricing environment allows us to enhance our gross profit margins as we are able to increase our selling price in advance of receiving in the higher cost material. See also “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses

	Three Months Ended March 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
S,G&A expenses	$318.5	16.7%	$269.2	18.5%	$49.3	18.3%
Depreciation & amortization expenses	$33.0	1.7%	$29.1	2.0%	$3.9	13.4%

Our 2011 three-month period expenses as a percent of net sales decreased because of our higher sales volumes and pricing as compared to the same period in 2010. The additional expenses of our 2010 acquisitions, both of which closed in the fourth quarter, increases in variable compensation expenses and increases in certain warehouse and delivery expenses that resulted from improved demand accounted for most of the increase in S,G&A expenses during the 2011 first three months compared to the same period in 2010. Our cost structure is highly variable, with personnel-related expenses making up over 60% of our S,G&A expenses. Since employees throughout our workforce have a significant portion of compensation tied to profitability, the improvement in gross profit and pre-tax profit dollars in the 2011 three-month period by 33.9% and 113.4%, respectively, as compared to the same period in 2010, led to higher bonus, commission, and incentive compensation levels.

The increase in depreciation and amortization expense was mainly due to additional depreciation expense from our 2010 acquisitions and our 2010 capital expenditures.

Operating Income

	Three Months Ended March 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Operating income	$154.8	8.1%	$79.8	5.5%	$75.0	94.0%

The higher gross profit generated on higher selling prices and volumes significantly increased our operating income in the 2011 three-month period.

Income Tax Rate

Our effective income tax rate in the 2011 first quarter was 33.3% compared to our 2010 first quarter rate of 31.6%. The fluctuations in our effective tax rate are mainly due to our varying income levels. Permanent items that impacted our effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during the comparable periods and relate mainly to company-owned life insurance policies and domestic activities deductions.

Net Income

	Three Months Ended March 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Net income attributable to Reliance	$92.3	4.8%	$44.7	3.1%	$47.6	106.5%

The increase in net income attributable to Reliance in the 2011 three-month period was primarily the result of a more favorable demand and pricing environment for our products which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $101.4 million for the three months ended March 31, 2011 as compared to $54.3 million for the three months ended March 31, 2010. Due to improving business conditions in the 2011 three-month period, our working capital, primarily accounts receivable and inventories, has increased somewhat, mainly due to increased demand levels and higher mill prices from December 31, 2010.

As demand and prices for our products were improving during the 2011 three-month period, we were aligning our working capital needs with current business levels. As a result, our receivables and FIFO inventories increased by $215.1 million and $248.2 million, respectively, from December 31, 2010 levels, offset with an increase in our accounts payable balance of approximately $160.1 million.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. As of March 31, 2011 our days sales outstanding rate was approximately 42.0 days compared to 41.6 days at December 31, 2010. (We calculate our days sales outstanding as an average of the most recent two-month period.) Our inventory turn rate (based on dollars) during the 2011 three-month period was about 4.8 times (or 2.5 months on hand), unchanged from our 2010 annual rate of 4.8 times.

Investing Activities

Capital expenditures were $35.8 million for the three months ended March 31, 2011 compared to $23.1 million during the same period in 2010. The majority of our 2011 capital expenditures related to the purchase of two of our existing warehouses that we previously leased and the building and expansion of new and existing facilities. Our 2011 capital expenditures are budgeted at approximately $200 million, which includes several growth activities.

Financing Activities

The increase in our working capital during the 2011 three-month period was partially funded by net borrowings of $145.0 million. We paid dividends to our shareholders of $9.0 million during the 2011 three-month period. On February 16, 2011, our Board of Directors declared a 20% increase in the regular cash dividend to $0.12 per share of common stock. On April 26, 2011, our Board of Directors declared the 2011 second quarter cash dividend of $0.12 per share. We have paid regular quarterly dividends to our shareholders for 52 consecutive years.

Liquidity

Our primary sources of liquidity are generally our internally generated funds from operations and our $1.1 billion revolving credit facility. Our outstanding debt at March 31, 2011 was $1.09 billion, up from $941.3 million at December 31, 2010. At March 31, 2011, we had $341.0 million in outstanding borrowings on our $1.1 billion revolving credit facility.

On September 28, 2009, we amended our $1.1 billion revolving credit facility to adjust our pricing to rates in effect at the time of the amendment and to extend the maturity date of the revolving credit facility by one year from November 2011 to November 2012 for $1.02 billion of commitments.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $22.7 million and with combined outstanding balances of $11.9 million and $11.8 million as of March 31, 2011 and December 31, 2010, respectively.

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

At March 31, 2011, we also had $135.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at an average fixed rate of 5.1% and have an average remaining life of 1.4 years, maturing from July 2011 to July 2013.

Our net debt-to-total capital ratio was 25.7% at March 31, 2011; up from our 2010 year-end rate of 23.5% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

We have $97.4 million of debt obligations coming due before our credit facility expires in November 2012. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility.

Covenants

Our $1.1 billion syndicated credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended March 31, 2011 was approximately 7.0 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at March 31, 2011, calculated in accordance with the terms of the credit agreement, was 27.9% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at March 31, 2011 was $999.2 million compared to the Reliance shareholders’ equity balance of $2.92 billion at March 31, 2011.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The Subsidiary Guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the Subsidiary Guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 92% of total consolidated tangible assets as of March 31, 2011.

We were in compliance with all debt covenants at March 31, 2011.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2011, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.11 billion at March 31, 2011, or approximately 21.8% of total assets, or 38.0% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $749.4 million at March 31, 2011, or approximately 14.7% of total assets, or 25.6% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2010 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2011 annual impairment tests of goodwill will be performed as of November 1, 2011 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of March 31, 2011, we have noted no indications of impairment.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Annual Report on Form 10-K for the year ended December 31, 2010. We do not believe that any of the new accounting guidance implemented during 2011 changed our critical accounting policies.

New Accounting Guidance

See Notes to Unaudited Consolidated Financial Statements for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk factors since December 31, 2010. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 6, 2011	By:	/s/ David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/ Karla R. Lewis
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