Form 10-Q
period 2011-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2011-08-05
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 74,881,048 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

i

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$92.0	$72.9
Accounts receivable, less allowance for doubtful accounts of $23.0 at June 30, 2011 and $17.2 at December 31, 2010	958.1	697.0
Inventories	1,160.4	860.2
Prepaid expenses and other current assets	46.1	42.5
Income taxes receivable	—	28.3
Total current assets	2,256.6	1,700.9
Property, plant and equipment:
Land	138.8	137.1
Buildings	612.8	594.3
Machinery and equipment	926.4	898.1
Accumulated depreciation	(639.3)	(604.2)
	1,038.7	1,025.3

Goodwill	1,110.8	1,109.6
Intangible assets, net	741.3	755.8
Cash surrender value of life insurance policies, net	38.0	42.0
Investments in unconsolidated entities	16.5	18.3
Other assets	16.6	17.0
Total assets	$5,218.5	$4,668.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$398.8	$245.0
Accrued expenses	55.2	45.7
Accrued compensation and retirement costs	84.4	85.1
Accrued insurance costs	36.7	37.0
Current maturities of long-term debt and short-term borrowings	99.6	86.2
Income taxes payable	18.3	—
Deferred income taxes	9.6	9.6
Total current liabilities	702.6	508.6
Long-term debt	1,012.8	855.1
Long-term retirement costs	74.3	74.7
Other long-term liabilities	27.2	27.8
Deferred income taxes	371.0	372.6
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 74,875,228 at June 30, 2011 and 74,639,223 at December 31, 2010, stated capital	644.9	624.7
Retained earnings	2,360.7	2,188.7
Accumulated other comprehensive income	16.8	10.3
Total Reliance shareholders’ equity	3,022.4	2,823.7
Noncontrolling interests	8.2	6.4
Total equity	3,030.6	2,830.1
Total liabilities and equity	$5,218.5	$4,668.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$2,049.5	$1,620.6	$3,962.2	$3,074.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,538.7	1,203.8	2,945.1	2,279.8
Warehouse, delivery, selling, general and administrative	313.7	272.2	632.2	541.4
Depreciation and amortization	31.5	30.0	64.5	59.1
	1,883.9	1,506.0	3,641.8	2,880.3

Operating income	165.6	114.6	320.4	194.4

Other income (expense):
Interest	(15.5)	(15.6)	(30.1)	(30.7)
Other income (expense), net	4.1	(2.3)	4.3	(1.2)
Income before income taxes	154.2	96.7	294.6	162.5
Income tax provision	54.0	33.9	100.8	54.7
Net income	100.2	62.8	193.8	107.8
Less: Net income attributable to noncontrolling interests	1.5	1.3	2.8	1.6
Net income attributable to Reliance	$98.7	$61.5	$191.0	$106.2

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.31	$0.83	$2.54	$1.43

Basic earnings per common share attributable to Reliance shareholders	$1.32	$0.83	$2.56	$1.43

Cash dividends per share	$0.12	$0.10	$0.24	$0.20

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$193.8	$107.8
Adjustments to reconcile net income to net cash used in operating activities:	64.5	59.1
Depreciation and amortization expense
Deferred income tax benefit	(2.5)	(1.8)
(Gain) loss on sales of property, plant and equipment	(2.1)	0.8
Equity in earnings of unconsolidated entities	(1.1)	(0.6)
Dividends received from unconsolidated entity	0.6	0.3
Share based compensation expense	10.8	8.1
Tax deficit (excess benefit) from share based compensation	0.3	(2.9)
Net loss from life insurance policies	1.7	1.5
Changes in operating assets and liabilities:
Accounts receivable	(259.9)	(202.9)
Inventories	(299.0)	(177.4)
Prepaid expenses and other assets	27.2	48.8
Accounts payable and other liabilities	180.2	123.7
Net cash used in operating activities	(85.5)	(35.5)

Investing activities:
Purchases of property, plant and equipment	(66.3)	(39.4)
Proceeds from sales of property, plant and equipment	7.3	0.7
Net proceeds from redemption of life insurance policies	2.3	3.9
Net cash used in investing activities	(56.7)	(34.8)

Financing activities:
Net short-term debt borrowings	0.8	0.4
Proceeds from long-term debt borrowings	286.0	262.0
Principal payments on long-term debt	(117.1)	(188.3)
Payments to noncontrolling interest holders	(1.0)	(0.5)
Dividends paid	(17.9)	(14.8)
(Tax deficit) excess benefit from share based compensation	(0.3)	2.9
Exercise of stock options	9.4	12.9
Net cash provided by financing activities	159.9	74.6
Effect of exchange rate changes on cash	1.4	0.1
Increase in cash and cash equivalents	19.1	4.4
Cash and cash equivalents at beginning of year	72.9	43.0
Cash and cash equivalents at end of period	$92.0	$47.4

Supplemental cash flow information:
Interest paid during the period	$26.4	$27.0
Income taxes paid during the period	$60.9	$15.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for the full year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, the changes require an entity to use an equity premise when performing the first step of a goodwill impairment test. If a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The adoption of these changes did not have a material impact on the Company’s financial position, results of operations or cash flows.

Impact of Recently Issued Accounting Standards — Not Yet Adopted

In June 2011, the FASB issued accounting guidance which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the Company’s interim and annual reporting periods beginning in the first quarter of 2012 and will be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s consolidated financial statements, other than the change in presentation described in the new guidance.

In May 2011, the FASB issued accounting guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The new guidance is effective for the Company’s interim and annual reporting periods beginning in the first quarter of 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting the new guidance, but currently believes there will be no significant impact on its consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate, that is a distributor of carbon steel plate with locations in California and Oregon. Effective March 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI during the six months ended June 30, 2011 were approximately $17.4 million.

On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach. Net sales of Diamond during the six months ended June 30, 2011 were approximately $51.8 million.

4.  Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows (in millions):

Balance as of December 31, 2010	$1,109.6
Purchase price allocation adjustments	0.2
Effect of foreign currency translation	1.0
Balance as of June 30, 2011	$1,110.8

The Company had no accumulated impairment losses related to goodwill as of June 30, 2011.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  Intangible Assets, net

The following table summarizes the Company’s intangible assets, net:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.1	$(6.8)	$7.1	$(6.7)
Loan fees	23.9	(15.8)	23.9	(14.1)
Customer lists/relationships	380.3	(97.1)	379.3	(83.7)
Software — internal use	8.1	(4.3)	8.1	(3.8)
Other	4.9	(1.9)	4.9	(1.7)
	424.3	(125.9)	423.3	(110.0)
Intangible assets not subject to amortization:
Trade names	442.9	—	442.5	—
	$867.2	$(125.9)	$865.8	$(110.0)

The Company recognized amortization expense for intangible assets of approximately $15.8 million and $14.5 million for the six months ended June 30, 2011 and 2010, respectively. Other changes in intangible assets during the six months ended June 30, 2011 are due to foreign currency translation gains of $1.3 million.

The following is a summary of estimated aggregated amortization expense for the remaining six months of 2011 and each of the succeeding five years (in millions):

2011	$15.6
2012	30.8
2013	28.1
2014	26.1
2015	24.6
2016	23.8

6.  Income Taxes

The Company’s effective tax rates for the six months ended June 30, 2011 and 2010 were 34.2% and 33.7%, respectively.  The Company’s effective income tax rates for the three months ended June 30, 2011 and 2010 were 35.0% and 35.1%, respectively. The fluctuations in the Company’s effective tax rates are mainly because of varying income levels over these periods. Permanent items that impacted the Company’s effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt

Debt consists of the following:

	June 30,	December 31,
	2011	2010
	(in millions)

Unsecured revolving credit facility due November 9, 2012	$365.0	$195.0
Senior unsecured notes due from July 1, 2011 to July 2, 2013	135.0	135.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	14.1	13.1
Total	1,114.1	943.1
Less: unamortized discount	(1.7)	(1.8)
Less: amounts due within one year and short-term borrowings	(99.6)	(86.2)
Total long-term debt	$1,012.8	$855.1

Unsecured Revolving Credit Facility

The Company’s $1.1 billion unsecured revolving credit facility has 16 banks as lenders. On September 28, 2009, the Company amended its syndicated credit agreement to extend the maturity date of $1.02 billion of commitments with 14 extending lenders through November 9, 2012, while the maturity date for $80.0 million of commitments with non-extending lenders remained at November 9, 2011. Interest on borrowings from extending lenders is at variable rates based on LIBOR plus 3.50% or the bank prime rate plus 2.50% as of June 30, 2011. Interest on borrowings from non-extending lenders is at variable rates based on LIBOR plus 0.45% or the bank prime rate as of June 30, 2011. The revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.40% and 0.10% for extending and non-extending lenders, respectively, as of June 30, 2011. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter based on the Company’s leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 3.46% and 3.54% as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the Company had $41.8 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $83.2 million of letters of credit.

On July 26, 2011, the Company amended and restated the existing syndicated credit agreement to increase the borrowing limit to $1.5 billion and to extend the maturity date of the credit facility to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders.  As of July 26, 2011, under this amended and restated revolving credit facility, interest on borrowings is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% and a commitment fee on the unused portion is charged at an annual rate of 0.25%. The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter based on the Company’s leverage ratio, as defined.

Revolving Credit Facilities — Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $24.2 million are in place for operations in Asia and Europe with combined outstanding balances of $12.8 million and $11.8 million as of June 30, 2011 and December 31, 2010, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes — Private Placements

The Company has $135.0 million of outstanding senior unsecured notes issued in private placements of debt as of June 30, 2011. At June 30, 2011, the outstanding senior notes bear interest at a weighted average fixed rate of 5.1% and have a weighted average remaining life of 1.1 years, maturing from July 2011 to July 2013.  On July 1, 2011, $60.0 million of the notes matured and we paid off the notes with borrowings on our credit facility.

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

Covenants

The revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. The Company’s interest coverage ratio for the twelve-month period ended June 30, 2011 was approximately 8.0 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of June 30, 2011 calculated in accordance with the terms of the revolving credit facility was 27.7% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of June 30, 2011 was $999.2 million compared to Reliance shareholders’ equity balance of $3.02 billion as of June 30, 2011.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 90% of our total consolidated EBITDA for the last twelve months and approximately 92% of total consolidated tangible assets as of June 30, 2011.

The Company was in compliance with all debt covenants as of June 30, 2011. There are no material modifications to the covenant requirements under the amended and restated $1.5 billion revolving credit facility.

8.  Equity

Common Stock

During the six months ended June 30, 2011, the Company issued 219,926 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $9.4 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Share Based Compensation

On May 18, 2011, pursuant to the May 2011 Directors Equity Plan, which has been approved by the shareholders, 16,079 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors. The awards include dividend rights and vest immediately upon grant.  The recipients are restricted from trading the restricted stock for one year from date of grant.  The fair value of the restricted stock granted was $52.24 per share, determined based on the closing price of the Company’s common stock on the grant date.

On February 23, 2011, the Company granted 1,037,250 options to acquire its common stock to key employees with an exercise price equal to the fair market value as of the date of the grant. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted of $26.98 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:  Expected life — 4.8 years; Expected volatility — 60.2%; Dividend yield — 0.9%; Risk-free interest rate — 2.2%; Exercise price - $55.73.

Share Repurchase Program

Under the Company’s current stock repurchase program 7,883,033 shares of common stock remain authorized for repurchase as of June 30, 2011. No shares were repurchased in 2011 or 2010. Repurchased shares are redeemed and treated as authorized but unissued shares.

Other Comprehensive Income

Other comprehensive income included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$100.2	$62.8	$193.8	$107.8
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(0.2)	(6.1)	6.4	(1.0)
Unrealized (loss) gain on investments, net of tax	—	(0.2)	0.1	—
Total other comprehensive (loss) income	(0.2)	(6.3)	6.5	(1.0)
Comprehensive income	100.0	56.5	200.3	106.8
Comprehensive income attributable to noncontrolling interests	(1.5)	(1.3)	(2.8)	(1.6)
Comprehensive income attributable to Reliance	$98.5	$55.2	$197.5	$105.2

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included the following:

	June 30,	December 31,
	2011	2010
	(in millions)
Foreign currency translation gain	$26.7	$20.3
Unrealized loss on investments, net of tax	(0.1)	(0.2)
Minimum pension liability, net of tax	(9.8)	(9.8)
Total accumulated other comprehensive income	$16.8	$10.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $6.6 million, respectively, as of June 30, 2011 and December 31, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$98.7	$61.5	$191.0	$106.2
Denominator:
Denominator for basic earnings per share:
Weighted average shares	74,773,715	74,220,164	74,697,185	74,042,293
Effect of dilutive securities:
Stock options and restricted stock	377,083	297,579	390,572	312,474
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	75,150,798	74,517,743	75,087,757	74,354,767
Net income per share attributable to Reliance shareholders — diluted	$1.31	$0.83	$2.54	$1.43
Net income per share attributable to Reliance shareholders — basic	$1.32	$0.83	$2.56	$1.43

The computations of earnings per share for the three months ended June 30, 2011 and 2010 do not include 3,084,925 and 2,186,425 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the six months ended June 30, 2011 and 2010 do not include 3,091,513 and 2,171,400 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.  Subsequent Events

Effective August 1, 2011, the Company acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies, for a total transaction value of approximately $415 million, net of cash acquired and subject to certain adjustments. We funded the acquisition with proceeds from our revolving credit facility. Continental and its affiliates combined form a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and have 12 locations in seven countries including the United States, Canada, United Kingdom, Singapore, Malaysia, Dubai and Mexico. Continental and its affiliates had unaudited combined net sales of approximately $196.0 million for the six month ended June 30, 2011. There is no impact of this acquisition on our June 30, 2011 financial results.

On July 26, 2011, the Company amended and restated the existing syndicated credit agreement to increase the borrowing limit to $1.5 billion and to extend the maturity date of the credit facility to July 26, 2016.  See Note 7 for additional discussion.

12.  Condensed Consolidating Financial Statements

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Balance Sheet
As of June 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated

Assets
Cash and cash equivalents	$15.2	$21.2	$55.6	$—	$92.0
Accounts receivable, less allowance for doubtful accounts	79.4	807.2	71.5	—	958.1
Inventories	56.0	1,021.2	83.2	—	1,160.4
Intercompany receivables	0.4	15.5	0.1	(16.0)	—
Other current assets	69.0	27.8	8.4	(59.1)	46.1
Total current assets	220.0	1,892.9	218.8	(75.1)	2,256.6

Investments in subsidiaries	1,910.5	221.6	—	(2,132.1)	—
Property, plant and equipment, net	97.1	884.0	57.6	—	1,038.7
Goodwill	23.8	1,029.1	57.9	—	1,110.8
Intangible assets, net	8.1	668.1	65.1	—	741.3
Intercompany receivables	2,200.3	—	—	(2,200.3)	—
Other assets	5.0	65.2	0.9	—	71.1
Total assets	$4,464.8	$4,760.9	$400.3	$(4,407.5)	$5,218.5

Liabilities & Equity
Accounts payable	$38.6	$334.9	$41.3	$(16.0)	$398.8
Accrued compensation and retirement costs	13.5	66.0	4.9	—	84.4
Other current liabilities	40.0	45.4	6.5	—	91.9
Income taxes payable	—	5.9	5.9	6.5	18.3
Deferred income taxes	—	75.2	—	(65.6)	9.6
Current maturities of long-term debt and short-term borrowings	86.8	—	12.8	—	99.6
Total current liabilities	178.9	527.4	71.4	(75.1)	702.6
Long-term debt	1,012.6	0.2	—	—	1,012.8
Intercompany borrowings	—	2,165.8	34.5	(2,200.3)	—
Deferred taxes and other long-term liabilities	250.9	216.6	5.0	—	472.5
Total Reliance shareholders’ equity	3,022.4	1,846.1	286.0	(2,132.1)	3,022.4
Noncontrolling interests	—	4.8	3.4	—	8.2
Total equity	3,022.4	1,850.9	289.4	(2,132.1)	3,030.6
Total liabilities and equity	$4,464.8	$4,760.9	$400.3	$(4,407.5)	$5,218.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$182.8	$1,804.0	$116.4	$(53.7)	$2,049.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	129.2	1,386.4	76.8	(53.7)	1,538.7
Warehouse, delivery, selling, general and administrative	19.8	293.7	20.7	(20.5)	313.7
Depreciation and amortization	3.5	26.2	1.8	—	31.5
	152.5	1,706.3	99.3	(74.2)	1,883.9

Operating income	30.3	97.7	17.1	20.5	165.6

Other income (expense):
Interest	(15.3)	(12.0)	—	11.8	(15.5)
Other income, net	30.3	6.1	—	(32.3)	4.1
Income before equity in earnings of subsidiaries and income taxes	45.3	91.8	17.1	—	154.2
Equity in earnings of subsidiaries	51.6	7.9	—	(59.5)	—
Income before income taxes	96.9	99.7	17.1	(59.5)	154.2
Income tax (benefit) provision	(1.8)	51.9	3.9	—	54.0
Net income	98.7	47.8	13.2	(59.5)	100.2
Less: Net income attributable to noncontrolling interests	—	1.3	0.2	—	1.5
Net income attributable to Reliance	$98.7	$46.5	$13.0	$(59.5)	$98.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$153.5	$1,432.2	$82.5	$(47.6)	$1,620.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	110.7	1,085.7	55.0	(47.6)	1,203.8
Warehouse, delivery, selling, general and administrative	21.4	250.0	18.3	(17.5)	272.2
Depreciation and amortization	3.2	25.2	1.6	—	30.0
	135.3	1,360.9	74.9	(65.1)	1,506.0

Operating income	18.2	71.3	7.6	17.5	114.6

Other income (expense):
Interest	(16.0)	(11.2)	(0.2)	11.8	(15.6)
Other income (expense), net	28.7	(1.6)	(0.1)	(29.3)	(2.3)
Income before equity in earnings of subsidiaries and income taxes	30.9	58.5	7.3	—	96.7
Equity in earnings of subsidiaries	27.6	4.1	—	(31.7)	—
Income before income taxes	58.5	62.6	7.3	(31.7)	96.7
Income tax (benefit) provision	(3.0)	35.7	1.2	—	33.9
Net income	61.5	26.9	6.1	(31.7)	62.8
Less: Net income attributable to noncontrolling interests	—	1.2	0.1	—	1.3
Net income attributable to Reliance	$61.5	$25.7	$6.0	$(31.7)	$61.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$358.5	$3,487.9	$225.7	$(109.9)	$3,962.2

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	268.3	2,639.6	147.1	(109.9)	2,945.1
Warehouse, delivery, selling, general and administrative	39.4	597.3	40.9	(45.4)	632.2
Depreciation and amortization	6.9	54.1	3.5	—	64.5
	314.6	3,291.0	191.5	(155.3)	3,641.8

Operating income	43.9	196.9	34.2	45.4	320.4

Other income (expense):
Interest	(29.8)	(18.6)	(0.4)	18.7	(30.1)
Other income, net	62.3	6.1	—	(64.1)	4.3
Income before equity in earnings of subsidiaries and income taxes	76.4	184.4	33.8	—	294.6
Equity in earnings of subsidiaries	104.7	15.7	—	(120.4)	—
Income before income taxes	181.1	200.1	33.8	(120.4)	294.6
Income tax (benefit) provision	(9.9)	102.9	7.8	—	100.8
Net income	191.0	97.2	26.0	(120.4)	193.8
Less: Net income attributable to noncontrolling interests	—	2.3	0.5	—	2.8
Net income attributable to Reliance	$191.0	$94.9	$25.5	$(120.4)	$191.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$293.0	$2,715.2	$155.2	$(88.7)	$3,074.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	220.5	2,040.1	108.0	(88.8)	2,279.8
Warehouse, delivery, selling, general and administrative	48.5	496.7	34.1	(37.9)	541.4
Depreciation and amortization	6.3	50.0	2.8	—	59.1
	275.3	2,586.8	144.9	(126.7)	2,880.3

Operating income	17.7	128.4	10.3	38.0	194.4

Other income (expense):
Interest	(31.3)	(21.7)	(0.4)	22.7	(30.7)
Other income (expense), net	60.2	(0.6)	(0.1)	(60.7)	(1.2)
Income before equity in earnings of subsidiaries and income taxes	46.6	106.1	9.8	—	162.5
Equity in earnings of subsidiaries	50.1	4.6	—	(54.7)	—
Income before income taxes	96.7	110.7	9.8	(54.7)	162.5
Income tax (benefit) provision	(9.5)	62.6	1.6	—	54.7
Net income	106.2	48.1	8.2	(54.7)	107.8
Less: Net income attributable to noncontrolling interests	—	1.5	0.1	—	1.6
Net income attributable to Reliance	$106.2	$46.6	$8.1	$(54.7)	$106.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$191.0	$97.2	$26.0	$(120.4)	$193.8
Equity in earnings of subsidiaries	(104.7)	(16.8)	—	120.4	(1.1)
Adjustments to reconcile net income to cash provided by (used in) operating activities	0.4	(252.3)	(26.3)	—	(278.2)
Cash provided by (used in) operating activities	86.7	(171.9)	(0.3)	—	(85.5)

Investing activities:
Purchases of property, plant and equipment	(5.9)	(58.6)	(1.8)	—	(66.3)
Net advances to subsidiaries	(243.8)	—	—	243.8	—
Other investing activities, net	2.6	6.9	0.1	—	9.6
Cash used in investing activities	(247.1)	(51.7)	(1.7)	243.8	(56.7)

Financing activities:
Net borrowings (repayments) of debt	170.0	(1.1)	0.8	—	169.7
Dividends paid	(17.9)	—	—	—	(17.9)
Net intercompany borrowings	—	238.9	4.9	(243.8)	—
Other financing activities, net	9.1	(1.0)	—	—	8.1
Cash provided by financing activities	161.2	236.8	5.7	(243.8)	159.9
Effect of exchange rate changes on cash and cash equivalents	—	—	1.4	—	1.4
Increase in cash and cash equivalents	0.8	13.2	5.1	—	19.1
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9
Cash and cash equivalents at end of period	$15.2	$21.2	$55.6	$—	$92.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$106.2	$48.1	$8.2	$(54.7)	$107.8
Equity in earnings of subsidiaries	(50.1)	(5.2)	—	54.7	(0.6)
Adjustments to reconcile net income to cash provided by (used in) operating activities	8.8	(145.3)	(6.2)	—	(142.7)
Cash provided by (used in) operating activities	64.9	(102.4)	2.0	—	(35.5)

Investing activities:
Purchases of property, plant and equipment	(3.1)	(31.7)	(4.6)	—	(39.4)
Net advances to subsidiaries	(126.2)	—	—	126.2	—
Other investing activities, net	(5.1)	4.6	—	5.1	4.6
Cash used in investing activities	(134.4)	(27.1)	(4.6)	131.3	(34.8)

Financing activities:
Net borrowings (repayments) of debt	74.0	(0.4)	0.5	—	74.1
Dividends paid	(14.8)	—	—	—	(14.8)
Intercompany borrowings	—	125.9	0.3	(126.2)	—
Other financing activities, net	15.8	(0.5)	5.1	(5.1)	15.3
Cash provided by financing activities	75.0	125.0	5.9	(131.3)	74.6
Effect of exchange rate changes on cash and cash equivalents	—	—	0.1	—	0.1
Increase (decrease) in cash and cash equivalents	5.5	(4.5)	3.4	—	4.4
Cash and cash equivalents at beginning of year	9.0	6.9	27.1	—	43.0
Cash and cash equivalents at end of period	$14.5	$2.4	$30.5	$—	$47.4

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

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate, that is a distributor of carbon steel plate with locations in California and Oregon. Effective March 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI during the six months ended June 30, 2011 were approximately $17.4 million.

On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach. Net sales of Diamond during the six months ended June 30, 2011 were approximately $51.8 million.

2011 Acquisitions

Effective August 1, 2011, we acquired all of the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies, for a total transaction value of approximately $415 million, net of cash acquired and subject to certain adjustments. Continental and its affiliates combined form a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and have 12 locations in seven countries including the United States, Canada, United Kingdom, Singapore, Malaysia, Dubai and Mexico. Continental and its affiliates had unaudited combined net sales of approximately $196.0 million for the six months ended June 30, 2011. There is no impact of this acquisition on our June 30, 2011 financial results.

Three Months and Six Months Ended June 30, 2011 Compared to Three Months and Six Months Ended June 30, 2010

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2011 and 2010 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,049.5	100.0%	$1,620.6	100.0%	$3,962.2	100.0%	$3,074.7	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,538.7	75.1	1,203.8	74.3	2,945.1	74.3	2,279.8	74.1

Gross profit (1)	510.8	24.9	416.8	25.7	1,017.1	25.7	794.9	25.9

S,G&A expenses	313.7	15.3	272.2	16.8	632.2	16.0	541.4	17.6

Depreciation expense	23.6	1.2	22.7	1.4	48.7	1.2	44.6	1.5

Amortization expense	7.9	0.4	7.3	0.5	15.8	0.4	14.5	0.5

Operating income	$165.6	8.1%	$114.6	7.1%	$320.4	8.1%	$194.4	6.3%

(1) Gross profit, calculated as Net sales less Cost of sales, and Gross profit margin, calculated as Gross profit divided by Net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our Cost of sales. Therefore, our Cost of sales is primarily comprised of the cost of the material we sell. The Company uses Gross profit and Gross profit margin as shown above as measures of operating performance. Gross profit and Gross profit margin are important operating and financial measures, as fluctuations in our Gross profit and Gross profit margin can have a significant impact on our earnings. Gross profit and Gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Net Sales

	June 30,		Dollar	Percentage
	2011	2010	Change	Change
Net sales (three months ended)	$2,049.5	$1,620.6	$428.9	26.5%
Net sales (six months ended)	$3,962.2	$3,074.7	$887.5	28.9%
Net sales, same-store (three months ended)	$2,011.7	$1,620.6	$391.1	24.1%
Net sales, same-store (six months ended)	$3,893.0	$3,074.7	$818.3	26.6%

The three- and six-month periods ended June 30, 2011 included increases of 9.6% and 10.9% in our tons sold and increases of 15.8% and 16.6% in our average selling price per ton sold, respectively. (Tons sold and average selling price per ton sold amounts exclude our toll processing sales.)  On a same-store basis, our three- and six-month periods ended June 30, 2011 include increases in our tons sold of 7.8% and 9.3% and increases in our average selling price per ton sold of 15.6% and 16.4%, respectively, compared to the same periods in 2010.

We have continued to see steady improvement in our tons sold in 2011, most notably in March 2011, when we had our highest monthly tons shipped per day since November 2008. During the 2011 first quarter, when the mills were announcing price increases our customers bought a little more than needed and when the mills announced declining prices during the 2011 second quarter, customers reduced their buying. Business activity in most all of our markets is better in 2011 than in the same periods in 2010. In 2011 our strongest markets have been energy, oil and gas, aerospace, farm and heavy equipment, mining, general manufacturing and semiconductor and electronics. Non-residential construction, our largest end market, continues to be our weakest, however, we have seen some improvements in demand so far in 2011 for certain non-residential construction related products in certain areas around the country.

As a result of increased mill prices, most of the products we sell had higher average selling prices during the three-month period ended June 30, 2011 compared to the same period in 2010. Our major commodity selling prices increased during the three-month period ended June 30, 2011 from the same period in 2010 as follows: carbon steel up 19.7%; aluminum up 7.1%; stainless steel up 15.4%; and alloy up 12.3%. Our selling prices for the 2011 six-month period trended similarly compared to the same period in 2010: carbon steel up 20.2%; aluminum up 6.4%; stainless up 17.2%;

and alloy up 11.4%. The 2011 mill price increases have primarily been due to rises in scrap and other input costs at the mills, in addition to modest improvements in end-use demand.

Cost of Sales

	June 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Cost of sales (three months ended)	$1,538.7	75.1%	$1,203.8	74.3%	$334.9	27.8%
Cost of sales (six months ended)	$2,945.1	74.3%	$2,279.8	74.1%	$665.3	29.2%

The increases in cost of sales in the three- and six-month periods ended June 30, 2011 are due to increases in tons sold as well as increased costs for most products we sell from the same period in 2010 (see “Net Sales” above for trends in both demand and costs of our products).

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $25.0 million in the three-month period ended June 30, 2011 compared to a charge, or expense, of $10.0 million in the same period in 2010. Our LIFO reserve adjustment in the 2011 six-month period resulted in a charge, or expense, of $45.0 million compared to a charge, or expense, of $15.0 million in the 2010 six-month period.

We currently estimate our full year 2011 LIFO adjustment to be a charge, or expense, of $90.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2011 will be higher than at December 31, 2010.

Gross Profit

	June 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Gross profit (three months ended)	$510.8	24.9%	$416.8	25.7%	$94.0	22.6%
Gross profit (six months ended)	$1,017.1	25.7%	$794.9	25.9%	$222.2	28.0%

Our three-month period ended June 30, 2011 gross profit margin decreased slightly compared to the same period in 2010 due to softening mill pricing announcements, which we experienced throughout the 2011 three-month period.  This type of pricing environment puts negative pressure on our gross profit margins as we may have to lower our selling prices prior to receiving the lower cost inventory on hand.  In the 2010 three- and six-month periods as well as the 2011 first quarter, increases in mill prices supported our increased selling prices, resulting in slightly higher gross profit margins in those periods. See also “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses

	June 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
S,G&A expenses (three months ended)	$313.7	15.3%	$272.2	16.8%	$41.5	15.2%
S,G&A expenses (six months ended)	$632.2	16.0%	$541.4	17.6%	$90.8	16.8%
Depreciation & amortization expenses (three months ended)	$31.5	1.6%	$30.0	1.9%	$1.5	5.0%
Depreciation & amortization expenses (six months ended)	$64.5	1.6%	$59.1	2.0%	$5.4	9.1%

Our 2011 three- and six-month periods ended June 30, 2011 warehouse, delivery, selling, general and administrative (“S,G&A”) expenses as a percent of net sales decreased because of our higher sales volumes and pricing on a relatively consistent cost structure, as compared to the same periods in 2010. The additional expenses of our 2010 acquisitions, both of which closed in the fourth quarter, increases in variable compensation expenses and increases in certain warehouse and delivery expenses that resulted from improved demand and increased fuel costs accounted for most of the increase in S,G&A expenses during the 2011 three- and six-month periods compared to the same periods in 2010.

Our cost structure is highly variable, with personnel-related expenses making up over 60% of our S,G&A expenses. Since employees throughout our workforce have a significant portion of compensation tied to profitability, the improvement in gross profit dollars by 22.6% and 28.0% and pre-tax profit dollars by 59.5% and 81.3% in the three- and six-month periods ended June 30, 2011, respectively, as compared to the same periods in 2010, led to higher bonus, commission, and incentive compensation levels.

The increase in depreciation and amortization expense was mainly due to additional depreciation and amortization expense from our 2010 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	June 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Operating income (three months ended)	$165.6	8.1%	$114.6	7.1%	$51.0	44.5%
Operating income (six months ended)	$320.4	8.1%	$194.4	6.3%	$126.0	64.8%

The higher gross profit dollars generated on higher sales offset by only moderate increases in S,G&A significantly improved our operating income in the three- and six-month periods ended June 30, 2011.

Income Tax Rate

Our effective income tax rate in the 2011 second quarter was 35.0% compared to our 2010 second quarter rate of 35.1%. Our effective income tax rate in the 2011 six-month period was 34.2% compared to our 2010 six-month rate of 33.7%.  The slight fluctuations in our effective tax rate are mainly due to our varying income levels. Permanent items that impacted our effective tax rates as compared to the U.S. federal statutory rate of 35% were not materially different in amounts during the comparable periods and relate mainly to company-owned life insurance policies and domestic activities deductions.

Net Income Attributable to Reliance

	June 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Net income attributable to Reliance (three months ended)	$98.7	4.8%	$61.5	3.8%	$37.2	60.5%
Net income attributable to Reliance (six months ended)	$191.0	4.8%	$106.2	3.5%	$84.8	79.8%

The increase in net income attributable to Reliance in the three- and six- month periods ended June 30, 2011 was primarily the result of a more favorable demand and pricing environment for our products, which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $85.5 million for the six months ended June 30, 2011 as compared to $35.5 million for the six months ended June 30, 2010. Due to improving business conditions in the 2011 six-month period, our working capital, primarily accounts receivable and inventories, has increased somewhat, mainly due to increased demand levels and higher mill prices from December 31, 2010.

As demand and prices for our products were improving during the 2011 six-month period, we were aligning our working capital needs with current business levels. As a result, our receivables and FIFO inventories increased by $259.9 million and $344.0 million, respectively, from December 31, 2010 levels, offset with an increase in our accounts payable balance of approximately $153.8 million.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. As of June 30, 2011 our days sales outstanding rate was approximately 41.9 days compared to 41.6 days at December 31, 2010. (We calculate our days sales outstanding as an average of the most recent two-month period.)   Our inventory turn rate (based on dollars) during the 2011 six-month period was about 4.7 times (or 2.6 months on hand), compared to our 2010 annual rate of 4.8 times (or 2.5 months on hand).

Investing Activities

Capital expenditures were $66.3 million for the six months ended June 30, 2011 compared to $39.4 million during the same period in 2010. Our 2011 capital expenditures include the purchase of two of our existing warehouses that we previously leased and the building and expansion of new and existing facilities. Our 2011 capital expenditures are budgeted at approximately $200 million, which includes several internal growth activities.

Financing Activities

The increase in our working capital during the 2011 six-month period was partially funded by net borrowings of $169.7 million. We paid dividends to our shareholders of $17.9 million during the 2011 six-month period. On July 27, 2011, our Board of Directors declared the 2011 third quarter regular cash dividend of $0.12 per share of common stock. We have paid regular quarterly dividends to our shareholders for 52 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.1 billion revolving credit facility, which was increased to $1.5 billion effective July 26, 2011 as discussed below. Our total outstanding debt at June 30, 2011 was $1.11 billion, up from $941.3 million at December 31, 2010. At June 30, 2011, we had $365.0 million in outstanding borrowings on our $1.1 billion revolving credit facility.

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit to $1.5 billion and to extend the maturity date for a five-year term to July 26, 2016 and to obtain more favorable pricing terms.  The amended and restated revolving credit facility has 26 banks as lenders.  As of July 26, 2011, under this amended and restated revolving credit facility, interest on borrowings is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% and a commitment fee on the unused portion is charged at an annual rate of 0.25%.  The applicable margin over LIBOR rate and base rate borrowings along with commitment fees are subject to adjustment every quarter based on the Company’s leverage ratio, as defined.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $24.2 million and with combined outstanding balances of $12.8 million and $11.8 million as of June 30, 2011 and December 31, 2010, respectively.

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

At June 30, 2011, we also had $135.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a weighted average fixed rate of 5.1% and have a weighted average remaining life of 1.1 years, maturing from July 2011 to July 2013.  On July 1, 2011, we repaid $60.0 million of the notes that matured on that date with borrowings on our revolving credit facility.

Our net debt-to-total capital ratio was 25.2% at June 30, 2011; up from our 2010 year-end rate of 23.5% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

As of June 30, 2011, we had $100.1 million of debt obligations coming due before our new $1.5 billion revolving credit facility expires July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility.

Covenants

Our revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended June 30, 2011 was approximately 8.0 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at June 30, 2011, calculated in accordance with the terms of the credit agreement, was 27.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at June 30, 2011 was $999.2 million compared to the Reliance shareholders’ equity balance of $3.02 billion at June 30, 2011.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The Subsidiary Guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the Subsidiary Guarantors accounted for approximately 90% of our total consolidated EBITDA for the last twelve months and approximately 92% of total consolidated tangible assets as of June 30, 2011.

We were in compliance with all debt covenants at June 30, 2011. There are no material modifications to the covenant requirements under the amended and restated $1.5 billion revolving credit facility.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2011, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010 with the exception of our acquisition of Continental and the renewal of our revolving credit facility with an increased limit of $1.5 billion.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.11 billion at June 30, 2011, or approximately 21.3% of total assets, or 36.8% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $741.3 million at June 30, 2011, or approximately 14.2% of total assets, or 24.5% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2010 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2011 annual impairment tests of goodwill will be performed as of November 1, 2011 or more frequently, as appropriate. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of June 30, 2011, we have noted no indications of impairment.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2010. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: August 5, 2011	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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