Form 10-Q
period 2011-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2011-11-04
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 74,972,573 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$91.1	$72.9
Accounts receivable, less allowance for doubtful accounts of $23.4 at September 30, 2011 and $17.2 at December 31, 2010	1,019.5	697.0
Inventories	1,276.6	860.2
Prepaid expenses and other current assets	42.5	42.5
Income taxes receivable	—	28.3
Total current assets	2,429.7	1,700.9
Property, plant and equipment:
Land	142.7	137.1
Buildings	634.3	594.3
Machinery and equipment	969.3	898.1
Accumulated depreciation	(658.7)	(604.2)
	1,087.6	1,025.3

Goodwill	1,231.6	1,109.6
Intangible assets, net	909.8	755.8
Cash surrender value of life insurance policies, net	34.6	42.0
Investments in unconsolidated entities	16.8	18.3
Other assets	17.9	17.0
Total assets	$5,728.0	$4,668.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$412.7	$245.0
Accrued expenses	66.9	45.7
Accrued compensation and retirement costs	100.1	85.1
Accrued insurance costs	36.3	37.0
Current maturities of long-term debt and short-term borrowings	14.2	86.2
Income taxes payable	4.7	—
Deferred income taxes	9.6	9.6
Total current liabilities	644.5	508.6
Long-term debt	1,463.9	855.1
Long-term retirement costs	72.0	74.7
Other long-term liabilities	29.2	27.8
Deferred income taxes	425.7	372.6
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 74,967,048 at September 30, 2011 and 74,639,223 at December 31, 2010, stated capital	650.7	624.7
Retained earnings	2,437.3	2,188.7
Accumulated other comprehensive (loss) income	(3.3)	10.3
Total Reliance shareholders’ equity	3,084.7	2,823.7
Noncontrolling interests	8.0	6.4
Total equity	3,092.7	2,830.1
Total liabilities and equity	$5,728.0	$4,668.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$2,138.6	$1,653.8	$6,100.8	$4,728.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,644.7	1,257.6	4,589.8	3,537.4
Warehouse, delivery, selling, general and administrative	319.6	278.2	951.8	819.6
Depreciation and amortization	34.2	29.8	98.7	88.9
	1,998.5	1,565.6	5,640.3	4,445.9

Operating income	140.1	88.2	460.5	282.6

Other income (expense):
Interest	(15.0)	(15.3)	(45.1)	(46.0)
Other (expense) income, net	(6.5)	0.5	(2.2)	(0.6)
Income before income taxes	118.6	73.4	413.2	236.0
Income tax provision	32.3	24.1	133.1	78.9
Net income	86.3	49.3	280.1	157.1
Less: Net income attributable to noncontrolling interests	1.4	0.6	4.2	2.2
Net income attributable to Reliance	$84.9	$48.7	$275.9	$154.9

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.13	$0.65	$3.68	$2.08

Basic earnings per common share attributable to Reliance shareholders	$1.13	$0.65	$3.69	$2.09

Cash dividends per share	$0.12	$0.10	$0.36	$0.30

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$280.1	$157.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98.7	88.9
Deferred income tax benefit	(3.8)	(2.9)
(Gain) loss on sales of property, plant and equipment	(2.6)	0.8
Equity in earnings of unconsolidated entities	(1.6)	(0.2)
Dividends received from unconsolidated entities	2.5	0.3
Share based compensation expense	16.4	12.7
Tax deficit (excess benefit) from share based compensation	0.2	(3.3)
Net loss from life insurance policies	3.8	0.9
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(270.7)	(227.2)
Inventories	(294.6)	(200.6)
Prepaid expenses and other assets	29.3	38.5
Accounts payable and other liabilities	159.6	182.7
Net cash provided by operating activities	17.3	47.7

Investing activities:
Purchases of property, plant and equipment	(112.7)	(65.8)
Acquisition of a metals service center, net of cash acquired	(306.5)	—
Proceeds from sales of property, plant and equipment	9.1	1.1
Net proceeds from redemption of life insurance policies	3.6	3.9
Net cash used in investing activities	(406.5)	(60.8)

Financing activities:
Net short-term debt (repayments) borrowings	(102.8)	3.9
Proceeds from long-term debt borrowings	913.0	427.0
Principal payments on long-term debt	(379.5)	(272.8)
Debt issuance costs	(7.3)	—
Payments to noncontrolling interest holders	(2.6)	(1.0)
Capital contributions from noncontrolling interests	—	0.2
Dividends paid	(26.9)	(22.2)
(Tax deficit) excess benefit from share based compensation	(0.2)	3.3
Exercise of stock options	9.6	17.4
Net cash provided by financing activities	403.3	155.8
Effect of exchange rate changes on cash	4.1	0.8
Increase in cash and cash equivalents	18.2	143.5
Cash and cash equivalents at beginning of year	72.9	43.0
Cash and cash equivalents at end of period	$91.1	$186.5

Supplemental cash flow information:
Interest paid during the period	$33.8	$33.0
Income taxes paid during the period	$111.5	$47.1

Non-cash investing and financing activities:
Debt assumed in connection with an acquisition of a metals service center	$104.8	$—

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for the full year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards — Not Yet Adopted

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (“multiemployer plans”) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.  The new guidance is effective for the Company’s interim and annual reporting periods beginning in the fourth quarter of 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company beginning January 1, 2012, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued accounting guidance, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the Company’s interim and annual reporting periods beginning in the first quarter of 2012 and will be applied retrospectively, with early adoption permitted. The Company is currently evaluating how it will report comprehensive income, but either method permitted will constitute a change in the Company’s financial statement presentation.

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

3.  Acquisitions

2011 Acquisition

Effective August 1, 2011, the Company acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies. The acquisition was funded with proceeds from our revolving credit facility. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including the United States, Canada, United Kingdom, Singapore, Malaysia, U.A.E. and Mexico. Continental and its affiliates had combined net sales of $88.4 million for the two months ended September 30, 2011.

The allocation of the total preliminary purchase price of Continental to the fair value of the assets acquired and liabilities assumed is as follows (in millions):

Cash	$22.8
Accounts receivable	55.7
Inventories	126.7
Property, plant and equipment	30.5
Goodwill	126.3
Intangible assets subject to amortization	95.9
Intangible assets not subject to amortization	84.3
Other current and long-term assets	1.8
Total assets acquired	544.0
Current and long-term debt	(104.8)
Deferred taxes	(58.5)
Other current and long-term liabilities	(51.4)
Total liabilities assumed	(214.7)
Net assets acquired	$329.3

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate, that is a distributor of carbon steel plate with locations in California and Oregon. Effective March 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI during the nine months ended September 30, 2011 were $29.9 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach. Net sales of Diamond during the nine months ended September 30, 2011 were $77.2 million.

Purchase price allocations

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of September 30, 2011, as applicable.  The purchase price allocation for the Continental acquisition is preliminary and is pending the completion of certain purchase price adjustments based on audited closing balance sheet amounts, tangible and intangible asset valuations and various pre- and post-acquisition period tax returns.

4.  Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows (in millions):

Balance as of December 31, 2010	$1,109.6
Acquisition	126.3
Purchase price allocation adjustments	0.2
Effect of foreign currency translation	(4.5)
Balance as of September 30, 2011	$1,231.6

The Company had no accumulated impairment losses related to goodwill as of September 30, 2011.

5.  Intangible Assets, net

The following table summarizes the Company’s intangible assets, net:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.4	$(6.9)	$7.1	$(6.7)
Loan fees	31.2	(17.4)	23.9	(14.1)
Customer lists/relationships	470.5	(104.9)	379.3	(83.7)
Software — internal use	8.1	(4.5)	8.1	(3.8)
Other	4.9	(2.0)	4.9	(1.7)
	522.1	(135.7)	423.3	(110.0)
Intangible assets not subject to amortization:
Trade names	523.4	—	442.5	—
	$1,045.5	$(135.7)	$865.8	$(110.0)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets recorded in connection with the Continental acquisition were $180.2 million (see Note 3). A total of $84.3 million was allocated to the trade names acquired, none of which is subject to amortization. Additionally, the Company recorded other identifiable assets related to customer relationships and covenants not to compete of $95.6 million and $0.3 million, respectively, with weighted average lives of 10 years and 5 years, respectively. The Company also recorded $7.3 million of intangible assets in connection with the amendment of its syndicated credit agreement (see Note 7).  The Company recognized amortization expense for intangible assets of $25.9 million and $21.7 million for the nine months ended September 30, 2011 and 2010, respectively. Other changes in intangible assets, net during the nine months ended September 30, 2011 are due to foreign currency translation losses of $7.6 million.

The following is a summary of estimated aggregated amortization expense for the remaining three months of 2011 and each of the succeeding five years (in millions):

2011	$9.9
2012	39.5
2013	39.4
2014	37.4
2015	35.8
2016	34.2

6.  Income Taxes

The Company’s effective income tax rates for the nine months ended September 30, 2011 and 2010 were 32.2% and 33.4%, respectively. The decrease in the effective income tax rate was primarily due to favorable state law changes to apportionment weights, statute expirations and settlements for uncertain tax positions, and the Continental acquisition, which caused a shift in our state apportionment rates that lowered our state income tax rates as well as increased our foreign income levels that are taxed at lower rates.

7.  Debt

Debt consists of the following:

	September 30,	December 31,
	2011	2010
	(in millions)

Unsecured revolving credit facility due July 26, 2016	$790.0	$—
Unsecured revolving credit facility due November 9, 2012	—	195.0
Senior unsecured notes due from July 1, 2011 to July 2, 2013	75.0	135.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	14.8	13.1
Total	1,479.8	943.1
Less: unamortized discount	(1.7)	(1.8)
Less: amounts due within one year and short-term borrowings	(14.2)	(86.2)
Total long-term debt	$1,463.9	$855.1

Unsecured Revolving Credit Facility

On July 26, 2011, the Company amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of September 30, 2011.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of September 30, 2011. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on the Company’s leverage ratio, as defined.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.74% and 3.54% as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company had $41.3 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $208.7 million of letters of credit.

Revolving Credit Facilities — Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $24.0 million are in place for operations in Asia and Europe with combined outstanding balances of $13.7 million and $11.8 million as of September 30, 2011 and December 31, 2010, respectively.

Senior Unsecured Notes — Private Placements

The Company has $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of September 30, 2011. At September 30, 2011, the outstanding senior notes bear interest at a fixed rate of 5.35% and have a remaining life of 1.8 years, maturing in July 2013.

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

Covenants

The amended and restated revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. The Company’s interest coverage ratio for the twelve-month period ended September 30, 2011 was approximately 8.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company’s leverage ratio as of September 30, 2011 calculated in accordance with the terms of the revolving credit facility was 33.0% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of September 30, 2011 was $999.2 million compared to Reliance shareholders’ equity balance of $3.08 billion as of September 30, 2011.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 86% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of September 30, 2011.

The Company was in compliance with all debt covenants as of September 30, 2011.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity

Common Stock

During the nine months ended September 30, 2011, the Company issued 225,746 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $9.6 million.

Share Based Compensation

On August 8, 2011, the Company granted 86,000 shares of restricted stock to certain officers of the Company pursuant to the Amended and Restated Stock Option and Restricted Stock Plan (the “Plan”), which was approved by the shareholders in May 2006. The awards include dividend rights and vest 20% on each anniversary date through 2016. The fair value of the restricted stock granted was $37.29 per share, determined based on the fair value of the Company’s common stock on the grant date.

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

On February 23, 2011, pursuant to the Plan, the Company granted 1,037,250 options to acquire its common stock to key employees with an exercise price equal to the fair market value as of the date of the grant. The stock options vest ratably over a period of four years and expire seven years after the date of grant. The fair value of stock options granted of $26.98 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:  Expected life — 4.8 years; Expected volatility — 60.2%; Dividend yield — 0.9%; Risk-free interest rate — 2.2%; Exercise price - $55.73.

Share Repurchase Program

Under the Company’s current stock repurchase program 7,883,033 shares of common stock remain authorized for repurchase as of September 30, 2011. No shares were repurchased in 2011 or 2010. Repurchased shares are redeemed and treated as authorized but unissued shares.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$86.3	$49.3	$280.1	$157.1
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(19.8)	5.4	(13.4)	4.5
Unrealized (loss) gain on investments, net of tax	(0.3)	0.1	(0.2)	—
Total other comprehensive (loss) income	(20.1)	5.5	(13.6)	4.5
Comprehensive income	66.2	54.8	266.5	161.6
Comprehensive income attributable to noncontrolling interests	(1.4)	(0.6)	(4.2)	(2.2)
Comprehensive income attributable to Reliance	$64.8	$54.2	$262.3	$159.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income included the following:

	September 30,	December 31,
	2011	2010
	(in millions)
Foreign currency translation gain	$6.9	$20.3
Unrealized loss on investments, net of tax	(0.4)	(0.2)
Minimum pension liability, net of tax	(9.8)	(9.8)
Total accumulated other comprehensive (loss) income	$(3.3)	$10.3

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.3 million and $6.6 million, respectively, as of September 30, 2011 and $0.1 million and $6.6 million, respectively, as of December 31, 2010.

9.  Commitments and Contingencies

The Company is currently involved with certain environmental remediation projects related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), a wholly-owned subsidiary of the Company, that were sold many years prior to the Company’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its financial position, results of operations or cash flows.

10.  Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted stock, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$84.9	$48.7	$275.9	$154.9
Denominator:
Denominator for basic earnings per share:
Weighted average shares	74,826,968	74,292,161	74,740,921	74,126,497
Effect of dilutive securities:
Stock options and restricted stock	136,159	108,198	305,768	242,579
Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	74,963,127	74,400,359	75,046,689	74,369,076
Net income per share attributable to Reliance shareholders — diluted	$1.13	$0.65	$3.68	$2.08
Net income per share attributable to Reliance shareholders — basic	$1.13	$0.65	$3.69	$2.09

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The computations of earnings per share for the three months ended September 30, 2011 and 2010 do not include 3,859,485 and 3,954,200 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the nine months ended September 30, 2011 and 2010 do not include 3,347,503 and 2,759,308 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Balance Sheet
As of September 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated

Assets
Cash and cash equivalents	$29.3	$8.5	$53.3	$—	$91.1
Accounts receivable, less allowance for doubtful accounts	76.0	841.0	102.5	—	1,019.5
Inventories	55.6	1,079.5	141.5	—	1,276.6
Intercompany receivables	0.3	31.2	5.8	(37.3)	—
Other current assets	94.5	29.9	9.2	(91.1)	42.5
Total current assets	255.7	1,990.1	312.3	(128.4)	2,429.7

Investments in subsidiaries	2,157.1	261.0	—	(2,418.1)	—
Property, plant and equipment, net	97.3	918.3	72.0	—	1,087.6
Goodwill	23.8	1,110.5	97.3	—	1,231.6
Intangible assets, net	13.8	754.9	141.1	—	909.8
Intercompany receivables	2,351.3	36.1	—	(2,387.4)	—
Other assets	5.2	62.3	1.8	—	69.3
Total assets	$4,904.2	$5,133.2	$624.5	$(4,933.9)	$5,728.0

Liabilities & Equity
Accounts payable	$41.0	$343.8	$65.2	$(37.3)	$412.7
Accrued compensation and retirement costs	17.1	75.8	7.2	—	100.1
Other current liabilities	49.0	45.8	8.4	—	103.2
Income taxes payable	—	20.9	9.3	(25.5)	4.7
Deferred income taxes	—	75.2	—	(65.6)	9.6
Current maturities of long-term debt and short-term borrowings	0.3	0.2	13.7	—	14.2
Total current liabilities	107.4	561.7	103.8	(128.4)	644.5
Long-term debt	1,463.9	—	—	—	1,463.9
Intercompany borrowings	—	2,226.4	161.0	(2,387.4)	—
Deferred taxes and other long-term liabilities	248.2	252.7	26.0	—	526.9
Total Reliance shareholders’ equity	3,084.7	2,088.0	330.1	(2,418.1)	3,084.7
Noncontrolling interests	—	4.4	3.6	—	8.0
Total equity	3,084.7	2,092.4	333.7	(2,418.1)	3,092.7
Total liabilities and equity	$4,904.2	$5,133.2	$624.5	$(4,933.9)	$5,728.0

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$178.9	$1,858.3	$157.3	$(55.9)	$2,138.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	144.2	1445.9	110.5	(55.9)	1,644.7
Warehouse, delivery, selling, general and administrative	19.7	289.1	22.6	(11.8)	319.6
Depreciation and amortization	4.4	27.1	2.7	—	34.2
	168.3	1,762.1	135.8	(67.7)	1,998.5

Operating income	10.6	96.2	21.5	11.8	140.1

Other income (expense):
Interest	(14.8)	(4.6)	(1.1)	5.5	(15.0)
Other income (expense), net	16.0	(3.9)	(1.3)	(17.3)	(6.5)
Income before equity in earnings of subsidiaries and income taxes	11.8	87.7	19.1	—	118.6
Equity in earnings of subsidiaries	64.1	8.0	—	(72.1)	—
Income before income taxes	75.9	95.7	19.1	(72.1)	118.6
Income tax (benefit) provision	(9.0)	37.2	4.1	—	32.3
Net income	84.9	58.5	15.0	(72.1)	86.3
Less: Net income attributable to noncontrolling interests	—	1.2	0.2	—	1.4
Net income attributable to Reliance	$84.9	$57.3	$14.8	$(72.1)	$84.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$155.0	$1,449.3	$89.3	$(39.8)	$1,653.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	119.0	1,119.4	59.0	(39.8)	1,257.6
Warehouse, delivery, selling, general and administrative	26.6	248.2	17.8	(14.4)	278.2
Depreciation and amortization	3.3	24.8	1.7	—	29.8
	148.9	1,392.4	78.5	(54.2)	1,565.6

Operating income	6.1	56.9	10.8	14.4	88.2

Other income (expense):
Interest	(15.6)	(4.4)	(0.2)	4.9	(15.3)
Other (expense) income, net	(28.9)	48.2	0.5	(19.3)	0.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(38.4)	100.7	11.1	—	73.4
Equity in earnings of subsidiaries	63.5	5.0	—	(68.5)	—
Income before income taxes	25.1	105.7	11.1	(68.5)	73.4
Income tax (benefit) provision	(23.6)	45.2	2.5	—	24.1
Net income	48.7	60.5	8.6	(68.5)	49.3
Less: Net income (loss) attributable to noncontrolling interests	—	0.8	(0.2)	—	0.6
Net income attributable to Reliance	$48.7	$59.7	$8.8	$(68.5)	$48.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$537.4	$5,346.2	$383.0	$(165.8)	$6,100.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	412.5	4,085.5	257.6	(165.8)	4,589.8
Warehouse, delivery, selling, general and administrative	59.1	886.4	63.5	(57.2)	951.8
Depreciation and amortization	11.3	81.2	6.2	—	98.7
	482.9	5,053.1	327.3	(223.0)	5,640.3

Operating income	54.5	293.1	55.7	57.2	460.5

Other income (expense):
Interest	(44.6)	(23.2)	(1.5)	24.2	(45.1)
Other income (expense), net	78.3	2.2	(1.3)	(81.4)	(2.2)
Income before equity in earnings of subsidiaries and income taxes	88.2	272.1	52.9	—	413.2
Equity in earnings of subsidiaries	168.8	23.7	—	(192.5)	—
Income before income taxes	257.0	295.8	52.9	(192.5)	413.2
Income tax (benefit) provision	(18.9)	140.1	11.9	—	133.1
Net income	275.9	155.7	41.0	(192.5)	280.1
Less: Net income attributable to noncontrolling interests	—	3.5	0.7	—	4.2
Net income attributable to Reliance	$275.9	$152.2	$40.3	$(192.5)	$275.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$448.0	$4,164.6	$244.4	$(128.5)	$4,728.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	339.5	3,159.5	166.9	(128.5)	3,537.4
Warehouse, delivery, selling, general and administrative	75.1	745.0	51.9	(52.4)	819.6
Depreciation and amortization	9.6	74.7	4.6	—	88.9
	424.2	3,979.2	223.4	(180.9)	4,445.9

Operating income	23.8	185.4	21.0	52.4	282.6

Other income (expense):
Interest	(46.9)	(26.2)	(0.5)	27.6	(46.0)
Other income (expense), net	31.3	47.7	0.4	(80.0)	(0.6)
Income before equity in earnings of subsidiaries and income taxes	8.2	206.9	20.9	—	236.0
Equity in earnings of subsidiaries	113.6	9.6	—	(123.2)	—
Income before income taxes	121.8	216.5	20.9	(123.2)	236.0
Income tax (benefit) provision	(33.1)	107.9	4.1	—	78.9
Net income	154.9	108.6	16.8	(123.2)	157.1
Less: Net income attributable to noncontrolling interests	—	2.2	—	—	2.2
Net income attributable to Reliance	$154.9	$106.4	$16.8	$(123.2)	$154.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$275.9	$155.7	$41.0	$(192.5)	$280.1
Equity in earnings of subsidiaries	(168.8)	(25.3)	—	192.5	(1.6)
Other operating activities, net	4.6	(244.5)	(21.3)	—	(261.2)
Cash provided by (used in) operating activities	111.7	(114.1)	19.7	—	17.3

Investing activities:
Purchases of property, plant and equipment	(9.5)	(99.9)	(3.3)	—	(112.7)
Acquisition of a metal service center, net of cash acquired	(306.5)	—	—	—	(306.5)
Net advances to subsidiaries	(294.7)	—	—	294.7	—
Other investing activities, net	3.9	8.7	0.1	—	12.7
Cash used in investing activities	(606.8)	(91.2)	(3.2)	294.7	(406.5)

Financing activities:
Net borrowings (repayments) of debt	534.8	(76.1)	(28.0)	—	430.7
Dividends paid	(26.9)	—	—	—	(26.9)
Net intercompany borrowings	—	284.5	10.2	(294.7)	—
Other financing activities, net	2.1	(2.6)	—	—	(0.5)
Cash provided by (used in) financing activities	510.0	205.8	(17.8)	(294.7)	403.3
Effect of exchange rate changes on cash and cash equivalents	—	—	4.1	—	4.1
Increase in cash and cash equivalents	14.9	0.5	2.8	—	18.2
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9
Cash and cash equivalents at end of period	$29.3	$8.5	$53.3	$—	$91.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$154.9	$108.6	$16.8	$(123.2)	$157.1
Equity in earnings of subsidiaries	(113.6)	(9.8)	—	123.2	(0.2)
Other operating activities, net	21.3	(118.9)	(11.6)	—	(109.2)
Cash provided by (used in) operating activities	62.6	(20.1)	5.2	—	47.7

Investing activities:
Purchases of property, plant and equipment	(6.9)	(53.5)	(5.4)	—	(65.8)
Net advances to subsidiaries	(81.4)	—	—	81.4	—
Other investing activities, net	(5.0)	4.8	0.1	5.1	5.0
Cash used in investing activities	(93.3)	(48.7)	(5.3)	86.5	(60.8)

Financing activities:
Net borrowings (repayments) of debt	154.7	(0.5)	3.9	—	158.1
Dividends paid	(22.2)	—	—	—	(22.2)
Net intercompany borrowings	—	80.1	1.3	(81.4)	—
Other financing activities, net	20.8	(1.0)	5.2	(5.1)	19.9
Cash provided by financing activities	153.3	78.6	10.4	(86.5)	155.8
Effect of exchange rate changes on cash and cash equivalents	—	—	0.8	—	0.8
Increase in cash and cash equivalents	122.6	9.8	11.1	—	143.5
Cash and cash equivalents at beginning of year	9.0	6.9	27.1	—	43.0
Cash and cash equivalents at end of period	$131.6	$16.7	$38.2	$—	$186.5

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

2011 Acquisition

Effective August 1, 2011, the Company acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies. The acquisition was funded with proceeds from our revolving credit facility. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including the United States, Canada, United Kingdom, Singapore, Malaysia, U.A.E. and Mexico. Continental and its affiliates had combined net sales of $88.4 million for the two months ended September 30, 2011.

2010 Acquisitions

On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. (“LSI”) and a related interest in Lampros Steel Plate Distribution, LLC (“LSPD”). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate, that is a distributor of carbon steel plate with locations in California and Oregon. Effective March 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI during the nine months ended September 30, 2011 were $29.9 million.

On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies (“Diamond”), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana, both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond’s geographic reach. Net sales of Diamond during the nine months ended September 30, 2011 were $77.2 million.

Three Months and Nine Months Ended September 30, 2011 Compared to Three Months and Nine Months Ended September 30, 2010

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2011 and 2010 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,138.6	100.0%	$1,653.8	100.0%	$6,100.8	100.0%	$4,728.5	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,644.7	76.9	1,257.6	76.0	4,589.8	75.2	3,537.4	74.8

Gross profit (1)	493.9	23.1	396.2	24.0	1,511.0	24.8	1,191.1	25.2

S,G&A expenses	319.6	14.9	278.2	16.8	951.8	15.6	819.6	17.3

Depreciation expense	24.1	1.1	22.5	1.4	72.8	1.2	67.2	1.4

Amortization expense	10.1	0.5	7.3	0.4	25.9	0.4	21.7	0.5

Operating income	$140.1	6.6%	$88.2	5.3%	$460.5	7.5%	$282.6	6.0%

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

Net Sales

	September 30,		Dollar	Percentage
	2011	2010	Change	Change
	(in millions)
Net sales (three months ended)	$2,138.6	$1,653.8	$484.8	29.3%
Net sales (nine months ended)	$6,100.8	$4,728.5	$1,372.3	29.0%
Net sales, same-store (three months ended)	$2,012.4	$1,653.8	$358.6	21.7%
Net sales, same-store (nine months ended)	$5,905.2	$4,728.5	$1,176.7	24.9%

	September 30,		Tons	Percentage
	2011	2010	Change	Change
	(in thousands)
Tons sold (three months ended)	1,083.7	959.3	124.4	13.0%
Tons sold (nine months ended)	3,157.8	2,828.8	329.0	11.6%
Tons sold, same-store (three months ended)	1,039.2	959.3	79.9	8.3%
Tons sold, same-store (nine months ended)	3,081.9	2,828.8	253.1	8.9%

	September 30,		Price/Ton	Percentage
	2011	2010	Change	Change
Average selling price per ton sold (three months ended)	$1,973	$1,709	$264	15.4%
Average selling price per ton sold (nine months ended)	$1,931	$1,661	$270	16.3%
Average selling price per ton sold, same-store (three months ended)	$1,936	$1,709	$227	13.3%
Average selling price per ton sold, same-store (nine months ended)	$1,915	$1,661	$254	15.3%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2011 and 2010 acquisitions.

We have continued to see steady improvement in our tons sold in 2011. In September 2011, we had our highest monthly tons shipped per day since November 2008, including on a same-store basis. In general, business activity in most all of our markets is better in 2011 than in the same periods in 2010. In 2011, our strongest markets have been energy, oil and gas, aerospace, farm and heavy equipment, mining, general manufacturing and semiconductor and electronics. Non-residential construction, our largest end market, continues to be our weakest, however, we have seen some improvements in demand so far in 2011 for certain non-residential construction related products in certain areas around the country.

As a result of increased mill prices, most of the products we sell had higher average selling prices during the 2011 periods compared to the same periods in 2010. Our major commodity selling prices increased during the three-month period ended September 30, 2011 from the same period in 2010 as follows: carbon steel up 18.0%; aluminum up 8.1%; stainless steel up 10.9%; and alloy up 14.8%. Our selling prices for the 2011 nine-month period trended similarly compared to the same period in 2010: carbon steel up 19.4%; aluminum up 7.0%; stainless up 15.0%; and alloy up 12.8%. The 2011 mill price increases over 2010 levels have primarily been due to rises in scrap and other input costs at the mills.

Cost of Sales

	September 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Cost of sales (three months ended)	$1,644.7	76.9%	$1,257.6	76.0%	$387.1	30.8%
Cost of sales (nine months ended)	$4,589.8	75.2%	$3,537.4	74.8%	$1,052.4	29.8%

The increases in cost of sales in the three- and nine-month periods ended September 30, 2011 are due to increases in tons sold as well as increased costs for most products we sell from the same period in 2010 (see “Net Sales” above for trends in both demand and costs of our products).

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $22.5 million in the three-month period ended September 30, 2011 compared to a charge, or expense, of $9.8 million in the same period in 2010. Our LIFO reserve adjustment in the 2011 nine-month period resulted in a charge, or expense, of $67.5 million compared to a charge, or expense, of $24.8 million in the 2010 nine-month period.

We currently estimate our full year 2011 LIFO adjustment to be a charge, or expense, of $90.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2011 will be higher than at December 31, 2010.

Gross Profit

	September 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Gross profit (three months ended)	$493.9	23.1%	$396.2	24.0%	$97.7	24.7%
Gross profit (nine months ended)	$1,511.0	24.8%	$1,191.1	25.2%	$319.9	26.9%

Our three-month period ended September 30, 2011 gross profit margin decreased compared to the same period in 2010 due to mills announcing price decreases for many of our products during this period. This type of pricing environment puts negative pressure on our gross profit margins as we may have to lower our selling prices prior to receiving the lower cost inventory on hand. See also “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Our gross profit margin decline in the 2011 nine-month period was less than the gross profit margin decline in the 2011 three-month period because mill prices were steadily increasing during the first five months of 2011 for most of our products, which allowed us to expand our gross profit margins during that time. In a period of increasing prices, we are typically able to increase our selling price before we receive the higher cost inventory.

Expenses

	September 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
S,G&A expenses (three months ended)	$319.6	14.9%	$278.2	16.8%	$41.4	14.9%
S,G&A expenses (nine months ended)	$951.8	15.6%	$819.6	17.3%	$132.2	16.1%
Depreciation & amortization expenses (three months ended)	$34.2	1.6%	$29.8	1.8%	$4.4	14.8%
Depreciation & amortization expenses (nine months ended)	$98.7	1.6%	$88.9	1.9%	$9.8	11.0%

Our 2011 three- and nine-month periods ended September 30, 2011 warehouse, delivery, selling, general and administrative (“S,G&A”) expenses as a percent of net sales decreased because of our higher sales volumes and pricing on a relatively consistent cost structure, as compared to the same periods in 2010. The additional expenses of our 2011 and 2010 acquisitions, increases in variable compensation expenses due to both increased volume and profits, and increases in certain warehouse and delivery expenses that resulted from improved demand and increased fuel costs accounted for most of the increase in S,G&A expenses during the 2011 three- and nine-month periods compared to the same periods in 2010.

The increase in depreciation and amortization expense was mainly due to our 2011 and 2010 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	September 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Operating income (three months ended)	$140.1	6.6%	$88.2	5.3%	$51.9	58.8%
Operating income (nine months ended)	$460.5	7.5%	$282.6	6.0%	$177.9	63.0%

The higher gross profit dollars generated on higher sales offset by only moderate increases in S,G&A expenses significantly improved our operating income in the three- and nine-month periods ended September 30, 2011.

Income Tax Rate

Our effective income tax rate in the 2011 nine-month period was 32.2% compared to our 2010 nine-month rate of 33.4%. The decrease in the effective income tax rate was primarily due to favorable state law changes to apportionment weights, statute expirations and settlements for uncertain tax positions, and the Continental acquisition, which caused a shift in our state apportionment rates that lowered our state income tax rates as well as increased our foreign income levels that are taxed at lower rates.

Our annualized effective income tax rate as of September 30, 2011 of 32.2% was down from our June 30, 2011 annualized rate estimate of 34.2%, which resulted in a quarterly effective rate of 27.2% as compared to our 2010 third quarter rate of 32.9%. The rate decrease was mainly attributable to the Continental acquisition and statute expirations and settlements of various uncertain tax positions.

Net Income Attributable to Reliance

	September 30,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Net income attributable to Reliance (three months ended)	$84.9	4.0%	$48.7	2.9%	$36.2	74.3%
Net income attributable to Reliance (nine months ended)	$275.9	4.5%	$154.9	3.3%	$121.0	78.1%

The increase in net income attributable to Reliance in the three- and nine- month periods ended September 30, 2011 was primarily the result of a more favorable demand and pricing environment for our products, which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $17.3 million for the nine months ended September 30, 2011 as compared to $47.7 million for the nine months ended September 30, 2010. As a result of increased demand levels and higher mill prices from December 31, 2010, our working capital, primarily accounts receivable and inventories, has increased somewhat. However, we were able to fund these increases with our profitable business activities. Our receivables and FIFO inventories increased by $270.7 million and $362.1 million, respectively, from December 31, 2010 levels, offset with increases in our accounts payable and accrued expenses of approximately $143.6 million.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. As of September 30, 2011 our days sales outstanding rate was approximately 41.3 days compared to 41.6 days at December 31, 2010. (We calculate our days sales outstanding as an average of the most recent two-month period.)   Our inventory turn rate (based on dollars) during the 2011 nine-month period was about 4.5 times (or 2.7 months on hand), compared to our 2010 annual rate of 4.8 times (or 2.5 months on hand). Our turns were impacted by the Continental acquisition. Excluding Continental, who turned their inventories at 3.2 times in the two months that we owned them, our 2011 inventory turn rate was 4.7 times.

Investing Activities

Capital expenditures were $112.7 million for the nine months ended September 30, 2011 compared to $65.8 million during the same period in 2010. Our 2011 capital expenditures include the purchase of three of our existing warehouses that we previously leased, the purchase of three new buildings to replace expiring leased locations and the building and expansion of new and existing facilities. Our 2011 capital expenditures were budgeted at approximately $200 million, which included several internal growth activities. At this point, we expect our full year 2011 capital expenditures to be below our budgeted amount. However, we have not curtailed our growth activities, as certain of these projects will continue into 2012.

Financing Activities

The increase in our working capital and capital expenditures during the 2011 nine-month period as well as the acquisition of Continental was largely funded by our cash from operations and net borrowings of $430.7 million on our credit facility. We paid dividends to our shareholders of $26.9 million during the 2011 nine-month period. On October 26, 2011, our Board of Directors declared the 2011 fourth quarter regular cash dividend of $0.12 per share of common stock. We have paid regular quarterly dividends to our shareholders for 52 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2011 was $1.48 billion, up from $941.3 million at December 31, 2010. At September 30, 2011, we had $790.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On July 26, 2011, the Company amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of September 30, 2011.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of September 30, 2011. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on the Company’s leverage ratio, as defined.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $24.0 million and with combined outstanding balances of $13.7 million and $11.8 million as of September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011, we also had $75.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and have a remaining life of 1.8 years, maturing in July 2013.

Our net debt-to-total capital ratio was 31.0% at September 30, 2011; up from our 2010 year-end rate of 23.5% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

As of September 30, 2011, we had $89.8 million of debt obligations coming due before our new $1.5 billion revolving credit facility expires July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility.

Covenants

Our amended and restated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended September 30, 2011 was approximately 8.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at September 30, 2011, calculated in accordance with the terms of the credit agreement, was 33.0% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at September 30, 2011 was $999.2 million compared to the Reliance shareholders’ equity balance of $3.08 billion at September 30, 2011.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company’s consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 86% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of September 30, 2011.

We were in compliance with all debt covenants at September 30, 2011.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2011, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.23 billion at September 30, 2011, or approximately 21.5% of total assets, or 39.9% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $909.8 million at September 30, 2011, or approximately 15.9% of total assets, or 29.5% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2010 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. Our 2011 annual impairment tests of goodwill will be performed as of November 1, 2011. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of September 30, 2011, we have noted no indications of impairment.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: November 4, 2011	By:	/s/ David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/ Karla R. Lewis
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