Form 10-K
period 2011-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2012-02-24
CIK 861884

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2011 was approximately $3,550,000,000. As of January 31, 2012, 75,044,299 shares of the registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012 (the "Proxy Statement") are incorporated by reference into Part III of this report.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms "Company," "Reliance," "we," "our," and "us" refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "predicts," "potential" and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. These factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements. As you read and consider this Annual Report and the documents incorporated by reference, you should understand that the forward-looking statements are not guarantees of performance or results.

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

        Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in "Risk Factors" may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

  •
  Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could have a severe negative impact on our profitability.

  •
  We service industries that are highly cyclical, and downturns in our customers' industries could reduce our revenue and profitability.

  •
  The success of our business is affected by general economic and political conditions both in the U.S. and globally. Our business was adversely impacted by the recent economic recession and, although pricing and demand have stabilized somewhat recently, we do not know if, or when, demand levels will return to pre-recession levels. Further, if the European economy deteriorates significantly from current levels, this could negatively impact our business. The 2012 U.S. presidential election could cause uncertainty and slow the economic recovery in the U.S.

  •
  We operate in a very competitive industry and increased competition could reduce our profitability.

  •
  Global economic factors may cause increased imports of metal products to the U.S., which may cause the cost of the metals we purchase to decline and could also cause our selling prices and profitability to decline.

  •
  If the producers increase production levels without offsetting increases in end demand, metal costs could decline, which may cause our selling prices and profitability to decline.

  •
  As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain well-qualified individuals, our results of operations may decline.

  •
  Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations, which have grown as a percentage of our total operations to approximately 6% of net sales in 2011 (based on where sales originated).

  •
  The interest rates on our $1.5 billion revolving credit facility are variable. Our outstanding borrowings on our $1.5 billion revolving credit facility were $645.0 million at December 31, 2011. Interest rate changes could have a significant impact on our financial results, and the impact would be amplified if we increase our borrowings on our $1.5 billion revolving credit facility.

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

        The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements and review carefully the section captioned "Risk Factors" in Item 1A. of this Annual Report on Form 10-K for a more complete discussion of the risks of an investment in the Company's securities.

        This Annual Report on Form 10-K includes registered trademarks, trade names and service marks of the Company and its subsidiaries.

PART I

Item 1.    Business.

        We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 220 locations in 38 states, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom. Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. We deliver a variety of products from facilities located across the United States and Canada, and have a growing international presence to support the globalization of our customers, giving us product, customer and geographic diversification.

        Our primary business strategy is to enhance our operating results through strategic acquisitions, expansion of our existing operations and improved operating performance at our locations. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and has somewhat lessened the negative impact of the recent economic recessions we have experienced. We also believe that such diversification has been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. We generated 2011 net sales of $8.13 billion and net income attributable to Reliance of $343.8 million.

Industry Overview

        Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting, among others. These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate metals processor. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the United States according to a report issued by IBISWorld Inc. in December 2011.

        Metals service centers are generally less susceptible to market cycles than producers of the metals because service centers are usually able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a contractual basis. We believe that service center companies, like Reliance, with the most rapid inventory turnover and minimal contract sales are generally the least vulnerable to changing metals prices.

        Customers purchase from service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on just-in-time inventory management and materials management outsourcing in the capital goods and related industries, and because the larger metal producers have reduced in-house direct sales efforts to small sporadic purchasers to enhance their production efficiency.

        The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to IBISWorld Inc., the number of metal wholesale centers in the United States decreased from approximately 11,000 locations operated by 8,300 companies in 2002 to approximately 9,800 locations operated by more than 6,500 companies in 2010. This consolidation trend continues to create opportunities for us to expand by making acquisitions.

        According to IBISWorld Inc., the United States metals wholesale industry generated revenues of approximately $176.8 billion in 2010, a 14% increase over 2009 revenues of $155.1 billion. The four largest U.S. metals service center companies represented less than 10% of the estimated $176.8 billion industry total in 2010. While we continue to be the largest metals service center in the United States on a revenue basis, our 2010 revenues of $6.31 billion accounted for about 3.6% of the entire U.S. market in 2010 according to IBISWorld Inc.

        In prior years, we quoted metals service center industry reports issued by Purchasing magazine and its former editor, Tom Stundza. In April 2010, Purchasing magazine and the Purchasing.com website were closed. In June 2010, Tom Stundza issued his last report on the metals service center industry. The information provided by IBISWorld Inc. may not be comparable to the information provided by metal service center industry reports issued by Purchasing magazine.

History of Reliance

        Reliance Steel & Aluminum Co. was organized as a California corporation on February 3, 1939, and commenced business in Los Angeles, California fabricating steel reinforcing bar. Within ten years, we had become a full-line distributor of steel and aluminum, operating a single metals service center in Los Angeles. In the early 1950's, we automated our materials handling operations and began to provide processing services to meet our customers' requirements. In the 1960's, we began to acquire other companies to establish additional service centers, expanding into other geographic areas.

        In the mid-1970's, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In the mid-1990's we began to expand nationally and focused on acquiring well-run, profitable service center companies. We have continued that strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 220 locations and net 2011 sales of $8.13 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We focus on smaller customers and order sizes with quick turnarounds generally in local areas and currently operate metals service centers under the following trade names:

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co.	1	Carbon steel
Lusk Metals	1	Precision cut aluminum plate and aluminum sheet and extrusions
MetalCenter	1	Flat-rolled aluminum and stainless steel

Trade Name	No. of Locations	Primary Products Processed & Distributed
Olympic Metals	1	Aluminum, brass, copper and stainless steel
Reliance Metalcenter	7	Variety of carbon steel and non-ferrous metal products
Reliance Steel Co.	2	Carbon steel flat-rolled and plate
Tube Service Co.	6	Specialty tubing
Allegheny Steel Distributors, Inc.	1	Carbon Steel
Aluminum and Stainless, Inc.	2	Aluminum and stainless steel sheet, plate and bar
American Metals Corporation
American Metals	3	Carbon steel bar, flat-rolled, plate, structural and tubing
American Steel	2	Carbon steel bar, flat-rolled, plate, structural and tubing
Lampros Steel	3	Carbon structural, tubing, and plate
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals Europe SPRL.	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Carbon steel bar, plate, structural and tubing
IMS Steel	1	Carbon steel bar, plate, structural and tubing
Chapel Steel Corp.	5	Carbon steel plate
Chatham Steel Corporation	6	Carbon and stainless steel
Clayton Metals, Inc.	3	Aluminum and stainless steel flat-rolled products and custom extrusions
Continental Alloys & Services Inc.
Continental Alloys & Services	6	Specialty bar, pipe and tubing
Continental Alloys & Services (Dubai)	1	Specialty bar, pipe and tubing
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1	Specialty bar, pipe and tubing
Continental Alloys & Services (Mexico).	1	Specialty bar, pipe and tubing
Continental Alloys & Services Pte. Ltd. (Singapore)	1	Specialty bar, pipe and tubing
Continental Valve & Fittings	2	Valves and fittings
Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structural
Delta Steel, Inc.
Delta Steel	4	Carbon steel bar, flat-rolled, plate, structural and tubing
Smith Pipe & Steel Company	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Diamond Manufacturing Company
Diamond Manufacturing	3	Perforated flat-rolled aluminum, stainless steel and carbon steel
Dependable Punch	1	Metal fabrication

Trade Name	No. of Locations	Primary Products Processed & Distributed
Perforated Metals Plus	1	Perforated flat-rolled aluminum, stainless steel and carbon steel
Durrett Sheppard Steel Co., Inc.	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Earle M. Jorgensen Company
Earle M. Jorgensen	30	Specialty bar and tubing
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1	Carbon, stainless and alloy bar and tube
Encore Metals USA	3	Stainless and alloy bar, plate and tube
Steel Bar	1	Carbon steel bars and tubing
Everest Metals (Suzhou) Co., Ltd	1	Aluminum plate and bar
Feralloy Corporation
Feralloy	5	Flat-rolled carbon steel service centers
Acero Prime (40%-owned)	3	Toll processing (slitting and leveling) of carbon steel
Feralloy Processing Company (51%-owned)	1	Toll processing (leveling and blanking) of carbon steel
FP Structural Solutions (70%-owned)	1	Steel roll formed components
Indiana Pickling & Processing (56%-owned)	1	Toll processing (pickling) of carbon steel
Oregon Feralloy Partners (40%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Infra-Metals Co.	5	Carbon steel bar, plate, structural and tubing
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3	Full-line service centers
Custom Fab Company	1	Metal fabrication
Good Metals Company	1	Tool and alloy steels
Hagerty Steel & Aluminum Company	1	Plate and flat-rolled carbon steel
Metals Supply Company, Ltd.	2	Carbon steel bar, flat-rolled, plate, structural and tubing
Metalweb Limited	4	Aluminum sheet, plate and bar
Pacific Metal Company	6	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	8	Carbon steel bar, flat-rolled, plate, structural and tubing
Phoenix Corporation
Phoenix Metals Company	13	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Flamecutting and Steel, Inc.	1	Carbon, alloy, and HSLA steel plate
Precision Strip, Inc.
Precision Strip	10	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Precision Strip de Mexico	1	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Reliance Metalcenter Asia Pacific Pte. Ltd.(Singapore)	1	Aluminum plate, sheet and coil

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5	Specialty bar and tubing
Encore Metals	4	Stainless and alloy bar, plate and tube
Team Tube	5	Alloy and carbon steel tubing
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and alloy specialty steels
Dynamic Metals International	1	Maraging and specialty steels
United Alloys Aircraft Metals	1	Titanium products
Siskin Steel & Supply Company, Inc.
Siskin Steel	5	Full-line service centers
Athens Steel	1	Carbon steel structural, flat-rolled and ornamental iron
East Tennessee Steel Supply	1	Carbon steel plate, bar and structural
Industrial Metals and Surplus/Georgia Steel	1	Carbon steel structural, flat-rolled and ornamental iron
Sugar Steel Corporation	2	Carbon steel bar, plate, structural and tubing
Toma Metals, Inc.	1	Stainless steel sheet and coil
Valex Corp. (97%-owned)
Valex	1	Electropolished stainless steel tubing and fittings
Valex China Co., Ltd. (93%-owned)	1	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd. (92%-owned)	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled carbon steel
Yarde Metals, Inc.	7	Stainless steel and aluminum plate, rod and bar

        We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers' needs. We performed metals processing services, or first-stage processing, on approximately 40% of our sales orders in 2011 before distributing the product to manufacturers and other end-users. For approximately 45% of our 2011 orders, we delivered the metal to our customer within 24 hours from receipt of an order. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2011, we handled approximately 5,130,000 transactions in total or 20,420 transactions per business day, with an average price of approximately $1,590 per transaction. Our net sales during 2011 were $8.13 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.

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

Recent Developments

        Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and is a contract manufacturer that provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. For the year ended December 31, 2011, McKey's unaudited net sales were approximately $18 million. The acquisition was funded with borrowings on our credit facility.

2011 Acquisition

        Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. ("Continental"), headquartered in Houston, Texas, and certain affiliated companies. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom and the United States. This acquisition aligns well with the Company's diversification strategy by increasing its exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods ("OCTG") products, new processing capabilities and entry into new international markets. Continental and its affiliates had combined net sales of $204.8 million in the five-month period from August 1, 2011 through December 31, 2011.

Internal Growth Activities

        As the economy steadily improved in 2011, we maintained our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $156.4 million, our highest annual spend to-date. During 2011 we also consolidated and closed a few small operations that did not impact our ability to service our customers. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on our internal growth activities.

        Our 2012 capital expenditure budget is approximately $250 million with much of this related to internal growth activities comprised of expansions of existing facilities and purchases of equipment as well as establishing a presence in new geographic markets. We also plan to move out of various leased facilities and into newly built and/or purchased ones. We will continue to evaluate and execute additional growth projects as appropriate, given the economic conditions and outlook at the time. We have the ability to significantly scale back our capital expenditures, if needed.

        Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines and monitor adherence to proper financial controls, while our division managers and subsidiary officers have autonomy with respect to day-to-day operations. This balanced, yet entrepreneurial, management style has enabled us to improve the productivity and profitability both of acquired businesses and of our own expanded operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company's overall profitability.

        We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We have developed and maintained an excellent reputation in the industry for our integrity and the quality and timeliness of our service to customers.

Customers and Markets

        Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and materials management outsourcing, and because metal producers have reduced in-house direct sales efforts to small sporadic purchasers in order to enhance their production efficiency. The consolidation of carbon steel mills that occurred during the 2001 to 2003 period further reduced the number of potential sources of metal available to customers purchasing small quantities of metal.

        We have more than 125,000 customers in various industries. Our customers are manufacturers and end-users in the general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. In 2003, many of our suppliers also became our customers as a result of our purchase of Precision Strip Inc., which typically sells processing services, but not metal, to larger customers, such as mills and original equipment manufacturers ("OEM's"), and in larger annual volumes than we have experienced historically. Precision Strip also has indirectly increased our participation in the auto and appliance end markets with the auto exposure primarily relating to the processing and delivery of metal for the transplants, or "New Domestic" companies.

        Our metals service centers wrote and delivered over 5,130,000 orders during 2011 at an average price of approximately $1,590 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our service centers to our customers helps us provide just-in-time delivery to our customers as well as increases the likelihood of repeat business. In 2011, approximately 97% of our orders were from repeat customers. With our fleet of approximately 1,520 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Due to increased volatility and uncertainty in metal costs in recent years, more customers have migrated to smaller, more frequent purchases of metal so they can maintain lean inventories, which fits our operating model. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

        Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 6% of our 2011 net sales, or $487 million. However, our net sales to international customers (based on the shipping destination) were approximately 9% of our 2011 net sales or $731 million, with approximately 57% of these sales, or $420 million, to Canadian customers. See Note 1 of the Notes to the Consolidated Financial Statements for further information on U.S. and foreign revenues and assets.

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

        Throughout 2011, we experienced consistently improving monthly demand. Our same-store tons shipped in 2011 were up by 10% from 2010 levels. In 2011, most major industries we serve experienced improved demand, including our strongest end markets of oil & gas, farm and heavy equipment, mining, aerospace, semiconductor and electronics. Certain of our other major end markets also continued to be strong, including barge and tank manufacturing, transmission towers, wind towers, solar, general manufacturing and railcars. Non-residential construction volumes increased slightly in 2011 over 2010 levels, but lagged the improvements seen in other markets and currently remain below historic levels. We believe non-residential construction is our largest end market and represents about 30% of our business. Our involvement in the automotive industry is primarily through our toll processing operations where we have no inventory exposure.

        The diversity of our customer base somewhat reduces the impact of any single customer, as no customer in 2011 represented more than 1% of our sales. We had 16 customers with 2011 annual sales greater than $25 million.

        California was our largest market for many years, but we have expanded our geographic coverage in recent years and the Midwest region of the United States has become our largest market. California represented 11% of our 2011 sales, which is a significant decrease from 45% of our 1997 sales; however, the dollar amount of our sales in California has more than doubled since that time. The Midwest region, which we entered in 1999, is now our largest region with 27% of our 2011 sales.

        The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2011	2010	2009
Midwest	27%	28%	25%
Southeast	17%	18%	18%
West/Southwest	17%	15%	18%
California	11%	12%	13%
Northeast	7%	8%	8%
Mid-Atlantic	6%	6%	6%
International	6%	5%	4%
Pacific Northwest	5%	5%	5%
Mountain	4%	3%	3%

Total	100%	100%	100%

Suppliers

        We purchase our inventory primarily from the major domestic metals mills; however we do purchase certain products from foreign mills. We have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include ArcelorMittal, California Steel Industries, Inc., Evraz NA, Gerdau Ameristeel Corporation (including Chaparral Steel Company), Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. AK Steel, Allegheny Technologies Incorporated, North American Stainless and ThyssenKrupp Inoxum Group supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Aleris International, Inc., Constellium Global ATI, Kaiser Aluminum Corp., Novelis Inc. and Sapa Group.

        From 2001 through 2003, many domestic steel mills entered bankruptcy proceedings, which resulted in significant consolidation. Due to somewhat improved demand, U.S. carbon steel mills are now operating at 70-80% of capacity, up from less than 50% in 2009, but well below 2008 and prior levels. Limited imports to the U.S. and increased raw material costs have generally supported higher prices for carbon steel since 2004. However, U.S. prices are currently higher than most other parts of the world for many products and imports have increased, which could pressure U.S. pricing downward. There has been significant volatility in carbon steel pricing since 2004, generally with wider swings than was experienced prior to this time, however, the low end of the pricing in each cycle has been well above pricing levels prior to 2004.

        Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals. From 2004 to 2008, when the supply of certain metals was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. We believe our size and strong relationships with our suppliers are now more important because mill consolidation has somewhat reduced the number of suppliers.

Backlog

        Because of the just-in-time delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is material to an understanding of our business.

Products and Processing Services

        We provide a wide variety of processing services to meet our customers' specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. We often deliver orders that do not require extensive or specialized processing to the customer within 24 hours of receiving the order. Our product mix has changed mainly as a result of our acquisitions, which are focused on more specialized items as opposed to pure commodity products. Flat-rolled carbon steel products (i.e., hot-rolled, cold-rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 11% of our 2011 sales.

        Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2011	2010	2009
	13%	12%	12%	carbon steel plate
	10%	10%	13%	carbon steel structurals
	10%	10%	11%	carbon steel tubing
	9%	9%	9%	carbon steel bar
	6%	5%	5%	hot-rolled steel sheet and coil
	3%	4%	4%	galvanized steel sheet and coil
	2%	2%	2%	cold-rolled steel sheet and coil

Carbon Steel	53%	52%	56%
	6%	7%	6%	aluminum bar and tube
	4%	5%	6%	heat-treated aluminum plate
	3%	4%	4%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	15%	18%	18%
	8%	8%	6%	stainless steel bar and tube
	5%	6%	5%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate

Stainless Steel	15%	16%	13%
	6%	6%	5%	alloy bar and rod
	3%	1%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	10%	8%	7%
	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	5%	4%	4%	miscellaneous, including brass, copper and titanium

Total	100%	100%	100%

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

        After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2011, we delivered approximately 45% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

        Few metals service centers offer the full scope of processing services and metals that we provide. In addition to our focus on growing in specialty products, we have also enhanced the level of value-added services with recent acquisitions. Diamond Manufacturing was our first entry into perforating metal for our customers and we just expanded our ability to provide this service with our purchase of McKey. Continental Alloys provides more complex machining and threading of products than we typically perform, generating higher margins. We have also significantly upgraded and expanded our processing capabilities with significant investments in new equipment over the past few years.

        In 2011, we performed processing services for approximately 40% of our sales orders. Our primary processing services range from cutting, leveling or sawing to complete processes such as machining or electropolishing. Throughout our service centers we perform most processes performed in the industry, without encroaching upon the services performed by our customers.

        We generally process specific metals to non-standard sizes only at the request of customers pursuant to purchase orders. We do not maintain a significant inventory of finished products, but we carry a wide range of metals to meet the short lead time and just-in-time delivery requirements of our customers. Our metals service centers maintain inventory and equipment selected to meet the needs of that facility's customers.

Marketing

        As of December 31, 2011, we had approximately 1,650 sales personnel located in 42 states, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit and/or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

Competition

        The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported by IBISWorld Inc. in their December 2011 report on the metals service center industry, it is estimated that there were approximately 9,800 metal wholesale locations in the United States operated by more than 6,500 companies in 2010. The four largest U.S. metals service center companies represented less than 10% of the estimated $176.8 billion industry total in 2010. Our revenues of $6.31 billion in 2010 accounted for about 3.6% of the entire U.S. market. We believe we continue to be the largest North American (U.S. and Canada) metals service center company on a revenue basis.

        We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of products and services, our acquisitions and opportunities created by the activities of certain of our competitors, as well as our continued focus on small order sizes with quick turnaround.

Quality Control

        Procuring high quality metal from suppliers on a consistent basis is critical to our business. We have instituted strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers' specifications and to reduce the costs of production interruptions. In certain instances, we perform physical and chemical analyses on selected raw materials, typically through a third party testing lab, to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements and our customers' specifications. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

        We maintain various quality certifications throughout our operations with about half of our operations ISO 9001:2008 certified. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Systems

        We maintain various software applications across our operations that are tailored to the specific needs of those operations. Generally, these systems provide information in real time, such as inventory availability, location and cost and are customized with features to accommodate the products the respective operations carry, automated equipment interfaces, or other specialized needs. With this information, our marketing and sales personnel can respond to our customers' needs more efficiently and more effectively. These systems are included in our internal control testing.

        A common financial reporting system, as well as certain other accounting, tax and HRIS packages are used company-wide. We have also initiated efforts to identify the appropriate system solutions to provide a common ERP platform across our operating companies and to develop more efficient means of consolidating data. This is a multi-phased, multi-year project that will be pursued and implemented in a manner to limit both operational and financial risk.

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

        Certain of our operations sell metal to foreign customers, subjecting us to various export compliance, FCPA and other regulations. We have implemented company-wide export and FCPA compliance programs to monitor adherence to our policies and to provide appropriate training to our operating personnel. Although the amount of our sales that are subject to export compliance, FCPA and other regulations may only be a small percentage of our total sales, penalties assessed to any violations in connection with these sales may be material. Although we have implemented policies and procedures to comply with these regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.

Environmental

        Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, our wholly-owned subsidiary, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its financial position, results of operations or cash flows.

        We believe that all scrap metal produced by our operations is recycled by the independent scrap metal companies and producers that we sell to. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution. If more stringent environmental regulations are enacted this could have an adverse impact on our financial results.

Employees

        As of December 31, 2011, we had approximately 10,650 employees. Approximately 12% of the employees are covered by collective bargaining agreements, which expire at various times over the next five years. We have entered into collective bargaining agreements with 35 union locals at 41 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. We have never experienced a significant work stoppage.

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

Available Information

        We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Website that contains reports, proxy information statements and other information regarding issuers, including our Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

        We have substantial debt service obligations. As of December 31, 2011, we had aggregate outstanding indebtedness of approximately $1.33 billion. This indebtedness could adversely affect us in the following ways:

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

  •
  some of the interest on our debt is, and will continue to be, accrued at variable rates, which may result in higher interest expense in the event of increases in interest rates, which may occur in future periods;

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

        Our existing debt agreements contain financial and restrictive covenants that limit our ability to incur additional debt, and to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our shareholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to generate sufficient cash flow to meet our existing debt service obligations.

        Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2016, our private notes when they mature in 2013 or our debt securities when they mature in 2016 and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our credit facility to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers and could cause us to reduce or discontinue our planned operations.

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.

        We purchase large quantities of aluminum, carbon, alloy and stainless steel and other metals, which we sell to a variety of end-users. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so, particularly when the cost increases are not demand driven.

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

        Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and other markets in which we operate could materially affect our financial condition and results of operations. During the most recent U.S. economic recession, both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. Although the U.S. recession has ended, overall demand for our products continues to be at lower levels than we believe to be more normal levels, particularly for non-residential construction activity. We have little visibility as to if or when demand will return to pre-recession levels, which may continue to threaten the financial viability of our customers and their ability to pay us and may cause our financial condition to worsen from current levels.

        If the European financial crisis worsens or Europe enters a recession, this could have a negative global impact on all of our locations.

The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased both its consumption and production of metals and metal products to support its growth. Initially, China's large and growing demand for metals significantly affected the metals industry by diverting supply to China and contributing to the global increases in metal prices. With China's increased production of metals, it has become a significant buyer of natural resources and a net exporter of certain metals. Future changes in China's general economic conditions or in its production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our revenues, gross profit and net income.

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

We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers' specific industries could negatively impact our revenues, gross profit and net income.

        The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. If either demand or pricing were to decline from the current levels, this could reduce our revenues, gross profit and net income.

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

        We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. These competitors may be better able to withstand adverse changes in conditions within our customers' industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our revenues, gross profit and net income. The significantly lower demand levels during 2009 and rapidly declining prices escalated competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. These competitive pressures could intensify again if demand and particularly pricing decline significantly from current levels. Any increased competitive pressure could cause our revenues, gross profit and net income to decline further.

If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers' needs and may suffer reduced sales.

        We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers' needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers' needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Using foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us, which may be more difficult to pass through to foreign suppliers.

        There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if we enter into another recession. Lower metal prices and lower demand levels caused certain mills to reduce their production capacity and, in many cases, to operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.

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

        Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 45 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

  •
  our management's attention may be diverted by transition or integration issues; and

  •
  we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.

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

        We are subject to various foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and exporting laws and regulations for international shipment of our products. Environmental, employee safety and health and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and exporting issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and exporting issues could result in substantial costs to us, divert our management's attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently investigating and remediating contamination in connection with certain properties we have acquired. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.

Our international operations continue to expand, exposing us to additional risks.

        Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with various international laws and regulations has increased. Moreover, we are subject to the Foreign Corrupt Practices Act ("FCPA"), and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the UK Anti-Bribery Act, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. If we fail to comply with the requirements under these laws, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial results.

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

Proposed regulation from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") could adversely affect our business or financial results.

        Changes in regulatory requirements, such as proposed reporting requirements relating to conflict minerals originating in the Democratic Republic of Congo ("DRC") or adjoining countries included in the Dodd-Frank Act, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

        The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations and our leverage position, as well as general economic conditions. During the last four years our stock price was extremely volatile reaching an all-time high of $78 per share in July 2008, declining to $13 per share in November 2008, and currently trading in the $55 range in early 2012. Other factors may include matters discussed in other risk factors and the following:

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or changes in estimates that we provide in our quarterly earnings release and conference call;

  •
  developments affecting our Company, our customers or our suppliers, including general pricing announcements;

  •
  changes in the legal or regulatory environment affecting our business;

  •
  press releases, earnings releases or publicity relating to us or our competitors or relating to trends in the metals service center industry;

  •
  inability to meet securities analysts' and investors' quarterly or annual estimates or targets of our performance;

  •
  a decline in our credit rating by the rating agencies;

  •
  damage to our corporate reputation;

  •
  the operating and stock performance of other companies that investors may deem comparable, including steel suppliers that face different hurdles than metals service centers;

  •
  sales of our common stock by large shareholders or insiders;

  •
  general domestic or international economic, market and political conditions.

        These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. In addition, stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some shareholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether our defense is ultimately successful, could result in substantial costs and divert management's attention and resources.

The volatility of the market could result in a material impairment of goodwill.

        We review the recoverability of goodwill annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

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

        Certain provisions in our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring Reliance, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our restated articles of incorporation and amended and restated bylaws impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. In addition, our credit facility and the provisions of our senior private notes and debt securities contain limitations on our ability to enter into change of control transactions.

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

        The debt securities will be guaranteed by any subsidiary guarantor for so long as such subsidiary guarantor is a borrower or a guarantor of obligations under our credit agreement and our private notes. In the event that, for any reason, the obligations of any subsidiary guarantor terminate as a borrower or guarantor under our credit agreement and our private notes, that subsidiary guarantor will be deemed released from all of its obligations under the indenture and its guarantee of the notes will terminate. A subsidiary guarantor's guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to the notes of a series upon legal defeasance of such series or satisfaction and discharge of the indenture as it relates to such series. A subsidiary guarantor's guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to each series of notes in connection with any sale or other disposition by Reliance of all of the capital stock of that subsidiary guarantor (including by way of merger or consolidation) or other transaction such that after giving effect to such transaction such subsidiary guarantor is no longer a wholly-owned domestic subsidiary of Reliance. If the obligations of any subsidiary guarantor as a guarantor terminate or are released, the risks applicable to our subsidiaries that are not guarantors will also be applicable to such subsidiary guarantor.

We depend on the receipt of dividends or other intercompany transfers from our subsidiaries to meet our obligations under the notes. Claims of creditors of our subsidiaries may have priority over your claims with respect to the assets and earnings of our subsidiaries.

        We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2011, Reliance and the subsidiary guarantors accounted for approximately $4.98 billion, or 89%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $7.59 billion, or 93%, of our total consolidated revenues for the year ended December 31, 2011. If Reliance expands its international presence at a greater pace than it expands its U.S. presence, a smaller percentage of its consolidated assets may be subject to the guarantee obligations.

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

        The notes are rated by Moody's Investors Service Inc. and Standard & Poor's. Such ratings are limited in scope, and do not address all material risks relating to an investment in the notes, but rather reflect only the view of each rating agency at the time the rating is issued and subsequently updated or affirmed. An explanation of the significance of such rating may be obtained from such rating agency. There is no assurance that our current credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency's judgment, circumstances so warrant. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions. Holders of our notes have no recourse against us or any other parties in the event of a change in or suspension or withdrawal of such ratings. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market price or marketability of the notes. In addition, any decline in the ratings of the notes may make it more difficult for us to raise capital on acceptable terms.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2011, we maintained more than 220 metals service center processing and distribution facilities in 38 states, and in Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom, a sales office in France, and our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging about two shifts operating at full capacity for a five-day work week.

        We lease 143 of our processing and distribution facilities for a total of approximately 8.6 million square feet. Total square footage on all company-owned properties is approximately 15.8 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. These property leases expire at various times through 2031 and the aggregate monthly rent amount is approximately $3.0 million.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RS" and was first traded on September 16, 1994. The following table sets forth the high and low reported closing sale prices of the common stock on the NYSE Composite Tape for the stated calendar quarters.

	2011		2010
	High	Low	High	Low
First Quarter	$58.49	$51.23	$50.46	$39.46
Second Quarter	$60.05	$46.61	$54.96	$36.15
Third Quarter	$50.43	$33.68	$41.82	$35.35
Fourth Quarter	$50.11	$32.04	$51.73	$40.89

        As of January 31, 2012, there were 265 record holders of our common stock. We have paid quarterly cash dividends on our common stock for 52 years. In February 2012, our Board of Directors increased the regular quarterly dividend amount 25% to $0.15 per share, following a 20% increase in February 2011 from $0.10 to $0.12 per share of common stock. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 17th increase since our IPO in 1994. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

        We did not repurchase any of our common stock in 2011, 2010, or 2009. Since initiating the Stock Repurchase Plan in 1994 we have purchased approximately 15,200,000 shares at an average cost of $18.41 per share. As of December 31, 2011 we had authorization to purchase an additional 7,883,033 shares under our existing Repurchase Plan.

        The private placement debt agreements for our senior notes and our syndicated revolving credit facility contain covenants, which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2011, we have paid between 5% and 25% of earnings to our shareholders as dividends. The wide range is due mainly to volatility of our earnings over this period more than volatility of our dividend rate. In 2011, our dividend payments represented 10% of earnings.

        The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/26/11	11/29/11	12/20/11	$0.12 per share
7/27/11	8/19/11	9/16/11	$0.12 per share
4/26/11	6/3/11	6/24/11	$0.12 per share
2/16/11	3/4/11	3/25/11	$0.12 per share
10/20/10	12/3/10	12/22/10	$0.10 per share
7/21/10	8/20/10	9/13/10	$0.10 per share
4/21/10	6/2/10	6/23/10	$0.10 per share
2/17/10	3/5/10	3/26/10	$0.10 per share

        Although we have not offered any securities for sale in the last three years, we have issued restricted stock on exercise of stock options granted pursuant to the Directors Stock Option Plan, as amended, which was approved by shareholders. Proceeds from the exercise of these options were used for working capital and other corporate purposes. Shares of our common stock were issued only to non-management directors in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Exercise Price	Date of Exercise
3,750	$17.16	7/28/09

        Additionally, we have issued restricted stock pursuant to the Directors Equity Plan, which was approved by shareholders in May 2011 to replace the Directors Stock Option Plan, as amended. We granted 16,079 shares of restricted stock to non-employee members of the Board of Directors for their services on the Board. The awards include dividend rights and vest immediately upon grant. The recipients are restricted from trading the shares for a period of one year from date of grant. There were no proceeds received from the shares granted under the Directors Equity Plan. The fair value of the shares granted was $52.24 per share, determined based on the closing price of our common stock on the grant date.

        Restricted shares of common stock were also issued as bonuses under the Key-Man Incentive Plan, which we have maintained since 1965. The recipients of the restricted shares are fully vested in the shares on the date of the grant; however, they are restricted from trading the shares for a period of two years from the date of the grant. There were no proceeds received from the restricted shares granted under the Key-Man Incentive Plan. Shares of our common stock were issued only to a limited number of key employees, none of whom were officers of the Company, in the following transactions exempt from registration under Sections 4(2) and 4(6) of the Securities Act:

Number of Shares	Market Value	Date of Grant
10,360	$24.86	2/23/09

        Additional information regarding securities authorized for issuance under all share-based compensation plans will be included under the caption "EXECUTIVE COMPENSATION—Equity Compensation Table" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012.

Stock Performance Graph

        The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000, the Old Peer Group, and the New Peer Group that we selected for the five-year period from December 31, 2006 through December 31, 2011. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2006 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer groups. As of December 31, 2011, the Old Peer Group consisted of Olympic Steel Inc. and Gibraltar Industries, Inc., each of which has securities listed for trading on NASDAQ; A.M. Castle & Co. and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange (collectively, the "Old Peer Group"). In 2011, we removed Gibraltar Industries, Inc. from our Peer Group as they are no longer in the metals processing business and added Metals USA Holdings Corp., which has securities listed for trading on the New York Stock Exchange (the "New Peer Group"). The returns of each member of the Old Peer Group and New Peer Group are weighted according to that member's stock market capitalization as of the period measured. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co., the S&P 500 Index, the Russell 2000 Index, the Old Peer Group, and the New Peer Group

	2006	2007	2008	2009	2010	2011
Reliance Steel & Aluminum Co.	100.00	138.50	51.51	113.01	134.82	129.82
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Old Peer Group	100.00	103.70	66.07	83.42	106.47	96.65
New Peer Group	100.00	110.82	68.68	86.13	116.13	101.23

Item 6.    Selected Financial Data.

        We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2011 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except share and per share data)
Income Statement Data:
Net sales	$8,134.7	$6,312.8	$5,318.1	$8,718.8	$7,255.7
Cost of sales (exclusive of depreciation and amortization expenses included in operating expenses)	6,148.7	4,727.9	3,918.6	6,556.7	5,418.2

Gross profit(1)	1,986.0	1,584.9	1,399.5	2,162.1	1,837.5
Operating expenses(2)	1,413.2	1,224.2	1,149.1	1,309.1	1,114.0

Operating income	572.8	360.7	250.4	853.0	723.5
Other income (expense):
Interest expense	(59.8)	(61.2)	(67.5)	(82.6)	(78.7)
Other (expense) income, net	(1.4)	(3.0)	12.6	(3.8)	9.9

Income before income taxes	511.6	296.5	195.5	766.6	654.7
Provision for income taxes	162.4	98.6	46.3	282.9	246.4

Net income	349.2	197.9	149.2	483.7	408.3
Less: Net income attributable to noncontrolling interests	5.4	3.5	1.0	0.9	0.3

Net income attributable to Reliance	$343.8	$194.4	$148.2	$482.8	$408.0

Earnings per Share:
Net income per share attributable to Reliance shareholders—diluted	$4.58	$2.61	$2.01	$6.56	$5.36
Net income per share attributable to Reliance shareholders—basic	$4.60	$2.62	$2.02	$6.60	$5.39
Weighted average common shares outstanding—diluted	75,041,753	74,472,380	73,701,979	73,597,717	76,064,616
Weighted average common shares outstanding—basic	74,767,988	74,230,452	73,445,583	73,102,215	75,622,799
Other Data:
Cash flow provided by operations	$234.8	$214.1	$943.0	$664.7	$639.0
Capital expenditures	156.4	111.4	69.9	151.9	124.1
Cash dividends per share	0.48	0.40	0.40	0.40	0.32
Balance Sheet Data (December 31):
Working capital	$1,698.3	$1,192.3	$973.3	$1,652.2	$1,121.5
Total assets	5,605.9	4,668.9	4,306.8	5,195.5	3,983.5
Long-term debt(3)	1,320.5	857.8	852.6	1,675.6	1,013.3
Reliance shareholders' equity	3,143.9	2,823.7	2,606.4	2,431.4	2,106.2

(1)
Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. The Company uses gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)
Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation and amortization expense.

(3)
Includes the long-term portion of capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Overall, we were pleased with our performance in 2011. Demand continued to improve slowly and steadily in many markets where we sell our products from the lows reached in 2009. Our sales into the energy (oil & gas) and agricultural and mining equipment industries grew the most for us in 2011 over 2010. Sales into the aerospace, semiconductor & electronics, and toll processing businesses (mainly selling into the auto industry) also remained solid for us in 2011. Even non-residential construction improved some over 2010 but significantly lagged compared to our sales into other markets, and this happens to be our most significant end market representing about 30% of our sales. Overall however, demand is still well below pre-recessionary levels. Our same-store tons sold increased 9.8% in 2011 over 2010, and increased 5.6% in 2010 over 2009, but this was after a 31.9% decline in 2009 from 2008 levels.

        Pricing followed a very similar pattern in 2011 as in 2010 with several price increases implemented by the mills for most products that we sell in the first four months of each of those years, followed by declining prices for the balance of the year. In the 2010 fourth quarter significant price increases were announced, especially for carbon steel products, that maintained pricing in the 2010 fourth quarter and had strong momentum into the 2011 first quarter. In the 2011 fourth quarter mills again announced price increases for certain products to be effective in the 2012 first quarter, however, there was less support for these pricing levels and the amounts were not as significant. Further, aluminum and stainless steel pricing was also weaker in the 2011 second half than in the 2010 second half. This pricing volatility, along with mediocre demand created a competitive market and pressured our gross profit margins, with our 2011 gross profit margin at 24.4% compared to 25.1% in the 2010 year. However, we continued to focus on cost control, resulting in net income of $343.8 million, up 76.9% from 2010, on a 28.9% increase in sales.

        Our 2011 sales of $8.13 billion were our second best ever, our earnings per share were the fourth best, and we accomplished that with non-residential construction, our largest market, still near recessionary low levels. We have strong earnings capacity with our broad and diverse product base and wide geographic footprint that positions us well in our industry. We also have significant exposure to industries that are poised for growth in the years ahead. We will continue to focus on maximizing the profitability of our existing businesses and continued profitable growth through both acquisitions and internal initiatives. In 2011 we acquired a specialty company servicing the energy market with approximately $400 million of annual sales and in early 2012 we purchased a perforating company with annual sales of approximately $18 million that will further complement our 2010 entry into that market. We also spent $156.4 million on capital expenditures in 2011, our highest spend to-date. The majority of our capital expenditures related to growth initiatives, including the expansion and relocation of existing facilities, enhancing and adding processing capabilities, penetrating new geographic markets and expanding product offerings at existing locations. Our 2011 acquisition and internal growth initiatives further enhanced our product, geographic and customer diversity. We believe this diversification makes our financial results less cyclical than others in our industry.

        Our balance sheet provides significant capacity for us to execute our growth strategies. Our net debt-to-total capital ratio was only 28.4% at December 31, 2011 and we had $645.0 million of borrowings outstanding on our $1.5 billion credit facility. From now through July 2016, we have $87.8 million of scheduled debt maturities. We expect to fund these obligations, as well as our working capital, growth and other activities with our cash flow from operations and availability on our credit facility.

        We expect to continue to grow the Company in 2012 both through accretive acquisitions and internal growth opportunities that further enhance our product, geographic and customer diversity. We expect to continue to see acquisition opportunities that are attractive to us. We will evaluate these opportunities and pursue those that meet our disciplined acquisition criteria. Our 2012 capital expenditure budget is about $250 million, a good portion of which will be invested in new or expanded facilities and state-of-the art equipment that will allow us to continue to provide superior customer service and the highest quality of processed metals to our existing customers as well as to expand our market share.

        We believe the business climate will continue to improve slowly but steadily in the U.S. and expect prices for metal products to remain somewhat volatile. We will continue to focus on controlling costs and inventory turnover. All of these factors lead us to believe that we will have improved financial results in 2012 as compared to 2011; however, until there is significant improvement in demand, especially in the non-residential construction market, we expect our results to be below what we believe our true earnings power is, given the current size and breadth of our Company.

Effect of Demand and Pricing Changes on our Operating Results

        Customer demand can have a significant impact on our results of operations. When volume increases our revenue dollars increase, which then contribute to increased gross profit dollars. Variable costs may also increase with volume including increases in our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce variable expenses when volumes decline, but we cannot easily reduce our fixed costs.

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

        In addition, when volume or pricing increases, our working capital requirements typically increase, which may require us to increase our outstanding debt. This usually increases our interest expense. When our customer demand falls, we typically generate stronger levels of cash flow from operations as our working capital needs decrease and debt is reduced.

Recent Developments

        Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and is a contract manufacturer that provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. For the year ended December 31, 2011, McKey's unaudited net sales were approximately $18 million. The acquisition was funded with borrowings on our credit facility.

2011 Acquisition

        Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. ("Continental"), headquartered in Houston, Texas, and certain affiliated companies. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States. This acquisition aligns well with the Company's diversification strategy by increasing its exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods ("OCTG") products, new processing capabilities and entry into new international markets. Continental and its affiliates had combined net sales of approximately $204.8 million in the five-month period from August 1, 2011 through December 31, 2011.

2010 Acquisitions

        On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. ("LSI") and a related interest in Lampros Steel Plate Distribution, LLC ("LSPD"). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owned a 50% interest in an unconsolidated partnership, LSI Plate that is a distributor of carbon steel plate with locations in California and Oregon. Net sales of LSI for the year ended December 31, 2011 were approximately $42.4 million. Effective February 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies.

        On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies ("Diamond"), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. Net sales of Diamond for the year ended December 31, 2011 were approximately $98.4 million. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond's geographic reach.

Internal Growth Activities

        As the economy steadily improved in 2011, we maintained our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $156.4 million, our highest to-date. This amount includes the purchase of three facilities that we previously leased, which will reduce our expenses. Our 2011 capital expenditure budget was $200 million. During 2011 we also consolidated and closed a few small operations that did not impact our ability to service our customers.

        Our 2012 capital expenditure budget is our highest ever, at approximately $250 million with much of this related to internal growth activities comprised of expansions of existing facilities and purchases of equipment as well as establishing a presence in new geographic markets. We also plan to move out of various leased facilities and into newly built and/or purchased ones. This reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time. We estimate our maintenance capital expenditures at about $70 million, which allows us to significantly reduce our capital expenditure spending if and when necessary.

 Results of Operations

        The following table sets forth certain income statement data for each of the three years ended December 31 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	2011		2010		2009
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$8,134.7	100.0%	$6,312.8	100.0%	$5,318.1	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	6,148.7	75.6	4,727.9	74.9	3,918.6	73.7
Gross profit(1)	1,986.0	24.4	1,584.9	25.1	1,399.5	26.3
S,G&A expenses	1,280.1	15.7	1,103.6	17.5	1,030.2	19.4
Depreciation expense	97.3	1.2	91.0	1.4	89.1	1.7
Amortization expense	35.8	0.4	29.6	0.5	29.8	0.6

Operating income	$572.8	7.0%	$360.7	5.7%	$250.4	4.7%

(1)
Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. The Company uses gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as fluctuations in our gross profit margin can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2011	2010
	(in millions)
Net sales	$8,134.7	$6,312.8	$1,821.9	28.9%
Net sales, same-store	$7,789.1	$6,290.4	$1,498.7	23.8%

	Year Ended December 31,
			Tons Change	Percentage Change
	2011	2010
	(in thousands)
Tons sold	4,213.5	3,728.7	484.8	13.0%
Tons sold, same-store	4,084.7	3,720.4	364.3	9.8%

	Year Ended December 31,
			Price/Tons Change	Percentage Change
	2011	2010
Average selling price per ton sold	$1,930	$1,683	$247	14.7%
Average selling price per ton sold, same-store	$1,906	$1,680	$226	13.5%

        Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2011 and 2010 acquisitions.

        We have continued to see steady improvement in our tons sold in 2011. In general, business activity in most all of our markets is better in 2011 than in 2010, albeit overall demand remains well below what we consider normal levels. In 2011, our strongest markets have been energy (oil and gas), aerospace, farm and heavy equipment, mining, general manufacturing and semiconductor and electronics. Non-residential construction, our largest end market, continues to be our weakest, however, we have seen some improvements in demand in 2011 for certain non-residential construction related products in certain areas around the country.

        As a result of increased mill prices, we were able to sell most products at higher average selling prices in 2011 compared to 2010 levels. Our major commodity selling prices increased in 2011 from 2010 levels as follows: carbon steel up 18.1%; aluminum up 6.6%; stainless steel up 12.1%; and alloy up 12.8%. The 2011 mill price increases over 2010 levels have primarily been due to rises in scrap and other input costs at the mills rather than improved end market demand.

Cost of Sales

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Cost of sales	$6,148.7	75.6%	$4,727.9	74.9%	$1,420.8	30.1%

        The increases in cost of sales in 2011 compared to 2010 is due to increases in tons sold as well as increased costs for most products we sell from 2010 (see "Net Sales" above for trends in both demand and costs of our products).

        Our LIFO reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $85.3 million in 2011 compared to a charge, or expense, of $34.8 million in 2010. Our LIFO reserve as of December 31, 2011 and 2010 was $202.9 million and $117.6 million, respectively.

Gross Profit

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Gross profit	$1,986.0	24.4%	$1,584.9	25.1%	$401.1	25.3%

        We were able to generate higher gross profit dollars in 2011 due to overall higher average selling prices and demand for our products in 2011 compared to 2010. Our gross profit margins, however, declined slightly from 2010 levels mainly due to increased pricing volatility in 2011. After experiencing significant price increases for most of our products through the first four months of 2011, pricing began to decline and generally did not reverse its course until the end of the year, when the mills began announcing small price increases for many of our products to be effective in 2012. An environment of declining prices puts negative pressure on our gross profit margins as we may have to lower our selling prices prior to receiving the lower cost inventory on hand. Pricing volatility, especially when headed downward, also generally increases competition in our industry, which contributed to our lower gross profit margins in 2011. See also "Cost of Sales" above for discussion of our LIFO reserve adjustments.

Expenses

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
S,G&A expense	$1,280.1	15.7%	$1,103.6	17.5%	$176.5	16.0%
Depreciation & amortization expense	$133.1	1.6%	$120.6	1.9%	$12.5	10.4%

        Our 2011 warehouse, delivery, selling, general and administrative ("S,G&A") expenses as a percent of net sales decreased because of our higher sales volumes and pricing on a relatively consistent cost structure, as compared to the same periods in 2010. The additional expenses of our 2011 and 2010 acquisitions, increases in variable compensation expenses due to both increased volume and profits, and increases in certain warehouse and delivery expenses that resulted from higher tons sold and increased fuel costs accounted for most of the increase in S,G&A expenses during 2011 compared to 2010.

        The increase in depreciation and amortization expense was mainly due to our 2011 and 2010 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Operating income	$572.8	7.0%	$360.7	5.7%	$212.1	58.8%

        The higher gross profit dollars generated on higher sales offset by only moderate increases in S,G&A expenses significantly improved our operating income in 2011. Our operating income margin improved in 2011 primarily due to higher sales levels and a relatively consistent cost structure as discussed in "Expenses" above.

Other Income and Expense

        Interest expense in 2011 was $59.8 million, a decrease of $1.4 million from $61.2 million in 2010. The effects of increased borrowings on our revolving credit facility that were primarily due to funding our increased working capital needs and our 2011 acquisition were offset by lower borrowing rates in 2011, as a result of amending and restating our credit facility in July 2011.

Income Tax Rate

        Our effective income tax rate in 2011 was 31.7% compared to our 2010 rate of 33.3%. The decrease in the effective income tax rate was primarily due to favorable state law changes to apportionment weights and the Continental acquisition, which caused a shift in our state apportionment rates that lowered our state income tax rates as well as increased our foreign income levels that are taxed at rates lower than the U.S. federal statutory rate of 35%.

Net Income

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Net income attributable to Reliance	$343.8	4.2%	$194.4	3.1%	$149.4	76.9%

        The significant increase in our net income was primarily the result of a more favorable demand and pricing environment for our products, which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses. Net income margin improved primarily due to higher sales levels and a relatively consistent cost structure as discussed in "Expenses" above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2010	2009
	(in millions)
Net sales	$6,312.8	$5,318.1	$994.7	18.7%
Net sales, same-store	$6,290.4	$5,318.1	$972.3	18.3%

	Year Ended December 31,
			Tons Change	Percentage Change
	2010	2009
	(in thousands)
Tons sold	3,728.7	3,522.1	206.6	5.9%
Tons sold, same-store	3,720.4	3,522.1	198.3	5.6%

	Year Ended December 31,
			Price/Ton Change	Percentage Change
	2010	2009
Average selling price per ton sold	$1,683	$1,506	$177	11.8%
Average selling price per ton sold, same-store	$1,680	$1,506	$174	11.6%

        Same-store amounts exclude the results of our 2010 acquisitions.

        In general, demand gradually improved in 2010 from our low reached in June 2009 as the general economy began its slow recovery and our customers bought metal to meet their production needs. Business activity in most all of our markets was better in 2010 than in 2009, with the exception of non-residential construction, which we believe represents about one-third of our revenues. Our strongest markets during 2010 were in energy (oil & gas); semiconductor & electronics; aerospace; and toll processing, which is primarily related to the auto and appliance industries. Our toll processing volumes in 2010 were up 39% from 2009 levels.

        Most of the products we sell had higher average selling prices in 2010 compared to 2009 levels as a result of increased mill prices over the 2009 period. Our major commodity selling prices increased in 2010 from 2009 levels as follows: carbon steel up 6.6%; aluminum up 2.3%; stainless steel up 18.8%; and alloy up 0.6%. Contributing to the increase in our overall average selling price of 11.8% was also a shift in our product mix, with our carbon steel sales as a percent of total sales dollars declining to 52% of total sales dollars in 2010 from 56% in 2009 and stainless steel sales increasing to 16% from 13%. As stainless steel products generally have higher prices than carbon steel products, this shift in our product mix increased our average price per ton sold.

        Furthermore, late in 2010, significant price increases were announced by the domestic carbon steel mills due mainly to a rise in scrap and other input costs at the mills, as opposed to higher end-use demand. Many of these increases were announced in December 2010, which allowed us to pass through at least a portion of the increase to our customers and contributed to the increase in our 2010 fourth quarter and annual average selling price.

Cost of Sales

	Year Ended December 31,
	2010		2009
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Cost of sales	$4,727.9	74.9%	$3,918.6	73.7%	$809.3	20.7%

        The increase in cost of sales in 2010 compared to 2009 is due to increases in tons sold as well as increased costs for most products we sell (see "Net Sales" above for trends in the costs of our products) from 2009.

        Also, our LIFO reserve adjustment, resulted in a charge, or expense, of $34.8 million in 2010 compared to a credit, or income, of $305.0 million in 2009. The LIFO charge, or expense, that we recorded in 2010 was the result of increases in our inventory costs at year-end 2010 as compared to year-end 2009 levels. The 2009 LIFO credit, or income, resulted from significant declines in both cost and quantities of inventory on hand at the end of 2009 as compared to the beginning of that year. Our LIFO reserve as of December 31, 2010 and 2009 was $117.6 million and $82.8 million, respectively.

Gross Profit

	Year Ended December 31,
	2010		2009
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Gross profit	$1,584.9	25.1%	$1,399.5	26.3%	$185.4	13.2%

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

        Our gross profit margin during the 2010 first half was relatively consistent with our 2009 rate. Although we were operating in a more stable environment during 2010, our gross profit margin narrowed in the second half of the year, which resulted in a 2010 gross profit margin of 25.1%. The mills announced price reductions early in the 2010 third quarter and that, along with the higher-cost inventory that we were receiving, pressured our selling prices, resulting in lower gross profit margins than we experienced earlier in 2010. Late in the 2010 fourth quarter mills announced significant increases for certain carbon products, which positively impacted our gross profit margins in December 2010. See "Cost of Sales" above for discussion of our LIFO reserve adjustments.

Expenses

	Year Ended December 31,
	2010		2009
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
S,G&A expense	$1,103.6	17.5%	$1,030.2	19.4%	$73.4	7.1%
Depreciation & amortization expense	$120.6	1.9%	$118.9	2.2%	$1.7	1.4%

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

Operating Income

	Year Ended December 31,
	2010		2009
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Operating income	$360.7	5.7%	$250.4	4.7%	$110.3	44.0%

        The higher sales and gross profit amounts in 2010 offset by only moderate increases in S,G&A expenses significantly improved our operating income in 2010.

Other Income and Expense

        Interest expense in 2010 was $61.2 million, a decrease of $6.3 million from $67.5 million in 2009. Although we significantly increased our borrowings for the $1.1 billion purchase of PNA in August 2008, we were able to quickly reduce our debt level because of our record cash flows during 2009 and continued positive cash flow in 2010. Other (expense) income, net was a net other expense of $3.0 million in 2010 compared to net other income of $12.6 million in 2009, a net decrease in income of $15.6 million primarily due to lower income from company-owned life insurance policies of $12.4 million.

Income Tax Rate

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

Net Income

	Year Ended December 31,
	2010		2009
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Net income attributable to Reliance	$194.4	3.1%	$148.2	2.8%	$46.2	31.2%

        The increase in 2010 net income was primarily the result of a more stable demand and pricing environment for our products, which allowed us to generate increased gross profit dollars with relatively smaller increases in our operating expenses.

Liquidity and Capital Resources

Operating Activities

        Net cash provided by operating activities was $234.8 million in 2011 compared to $214.1 million in 2010. Our working capital, primarily accounts receivable and inventories, increased as a result of increased demand levels and higher mill prices from December 31, 2010. We were able to fund these increases with our profitable business activities and borrowings on our credit facility. Our receivables and FIFO inventories increased by $145.9 million and $316.3 million, respectively, from December 31, 2010 levels, offset with increases in our accounts payable and accrued expenses of approximately $107.6 million.

        To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. As of December 31, 2011 our days sales outstanding rate was approximately 41.6 days, unchanged from December 31, 2010. Our inventory turn rate (based on dollars) during 2011 was about 4.4 times (or 2.7 months on hand), compared to our 2010 rate of 4.8 times (or 2.5 months on hand). Our turns were impacted by the Continental acquisition in August 2011. Excluding Continental, our 2011 inventory turn rate was 4.6 times (or 2.6 months on hand).

Investing Activities

        Capital expenditures were $156.4 million in 2011 compared to $111.4 million in 2010. The majority of our 2011 capital expenditures related to growth initiatives to expand or relocate existing facilities, purchase properties that were previously leased and to add or upgrade equipment in addition to meeting ongoing maintenance requirements. In 2011 we acquired Continental for approximately $313.3 million, net of cash acquired and debt assumed.

Financing Activities

        The increase in our working capital and capital expenditures during 2011 as well as the acquisition of Continental was largely funded by our cash from operations and net borrowings of $283.7 million on our credit facility. We paid dividends to our shareholders of $35.9 million in 2011. On February 14, 2012, our Board of Directors declared the 2012 first quarter regular cash dividend of $0.15 per share of common stock, an increase of 25% from $0.12 per share. We have paid regular quarterly dividends to our shareholders for 52 consecutive years.

Liquidity

        Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2011 was $1.33 billion, up from $941.3 million at December 31, 2010. At December 31, 2011, we had $645.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

        On July 26, 2011, we amended and restated our existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the revolving credit facility for a five-year term to July 26, 2016. The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of December 31, 2011. The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of December 31, 2011. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on the Company's leverage ratio, as defined.

        We also have various other separate revolving credit facilities with a combined credit limit of approximately $24.0 million that are in place for operations in Asia and Europe as of December 31, 2011. These revolving credit facilities had a combined outstanding balance of $11.8 million as of December 31, 2011 and 2010.

Capital Resources

        On November 20, 2006, we entered into an Indenture (the "Indenture"), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include provisions that, in the event of a change in control and a downgrade of our credit rating, require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest.

        At December 31, 2011, we also had $75.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and have a remaining life of 1.5 years, maturing in July 2013.

        Our net debt-to-total capital ratio was 28.4% at December 31, 2011; up from December 31, 2010 rate of 23.5% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders' equity plus total debt, net of cash).

        As of December 31, 2011, we had $87.8 million of debt obligations coming due before our $1.5 billion revolving credit facility expires July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities and anticipate that we will be able to fund such activities with borrowings under our revolving credit facility.

Covenants

        The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended December 31, 2011 was approximately 9.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of December 31, 2011 calculated in accordance with the terms of the revolving credit facility was 30.3% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders'

equity plus total debt). The minimum net worth requirement as of December 31, 2011 was $1.09 billion compared to Reliance shareholders' equity balance of $3.14 billion as of December 31, 2011.

        Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 86% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of December 31, 2011.

        We were in compliance with all debt covenants as of December 31, 2011.

Off-Balance-Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        As of December 31, 2011 and 2010, we were contingently liable under standby letters of credit in the aggregate amount of $35.5 million and $42.6 million, respectively. The letters of credit related to insurance policies, construction projects, and outstanding bonds.

Contractual Obligations and Other Commitments

        The following table summarizes our contractual obligations as of December 31, 2011. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
			(in millions)
Long-Term Debt Obligations	$1,332.8	$12.2	$75.6	$995.0	$250.0
Estimated Interest on Long-Term Debt(1)	605.4	65.4	102.6	94.9	342.5
Capital Lease Obligations	2.2	0.7	1.2	0.3	—
Operating Lease Obligations	259.4	55.7	81.4	46.6	75.7
Purchase Obligations—Other(2)	223.5	125.6	55.4	41.9	0.6
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(3)	40.8	11.5	3.8	4.5	21.0

Total	$2,464.1	$271.1	$320.0	$1,183.2	$689.8

(1)
Interest is estimated using applicable rates as of December 31, 2011 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $645 million is assumed to remain unchanged until its maturity date in July 2016.

(2)
The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace-related materials.

(3)
Includes the estimated benefit payments for the next ten years for various long-term retirement plans. For qualified defined benefit plans we have only included the estimated employer contribution amounts for 2012 as funding projections beyond 2012 are not practical to estimate. We have excluded deferred income taxes of $439.8 million, long-term tax contingencies of $16.1 million and other long-term liabilities of $14.0 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Goodwill and Other Intangible Assets

        Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.24 billion as of December 31, 2011, or approximately 22% of total assets or 40% of Reliance shareholders' equity. Additionally, other intangible assets, net amounted to $895.9 million at December 31, 2011, or approximately 16% of total assets or 28% of Reliance shareholders' equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to accounts receivable, inventories, income taxes, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

  Inventories

          A significant portion of our inventory is valued using the last-in, first-out ("LIFO") method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in our cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2011, cost on the first-in, first-out ("FIFO") method exceeded our LIFO value of inventories by $202.9 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are significantly below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.

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

          For information regarding our deferred tax assets and liabilities, provision for income taxes as well as information regarding differences between our effective tax rate and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements. Our tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions, changes in our assessment of tax exposure items, and the resolution of issues arising from tax audits with various tax authorities, among others.

  Long-Lived Assets—Goodwill and Indefinite-Lived Intangible Assets

          We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, reduced future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. In calculating the fair value of a reporting unit, the fair value of that reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers both returns to equity and debt investors. We perform the required annual goodwill and intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2011, 2010 or 2009.

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

  Long-Lived Assets—Other

          We review the recoverability of our other-lived assets, primarily property, plant and equipment and intangible assets subject to amortization, and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

Commodity price risk

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the "spot" market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pre-tax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.

Foreign exchange rate risk

        Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in the "Accumulated Other Comprehensive (Loss) Income" component of consolidated equity and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not hedge our net investments in foreign subsidiaries due to the long-term nature of those investments.

        Total foreign currency transaction gains and losses impacting earnings were as follows: $5.9 million of losses in 2011 and $0.2 million of gains in 2010 and 2009. During 2011, our primary exposure to foreign currency rates that impacted our earnings related to certain outstanding intercompany balances with our Canadian operations that were not hedged.

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

        Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. As of December 31, 2011, our total variable interest rate debt outstanding amounted to approximately $657.7 million, which was primarily comprised of the borrowings on our revolving credit facility of $645.0 million. A hypothetical 1% increase in interest rates on $657.7 million of debt would result in approximately $6.6 million of additional interest expense on an annual basis.

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

        We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of Reliance Steel & Aluminum Co.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.'s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 24, 2012

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$84.6	$72.9
Accounts receivable, less allowance for doubtful accounts of $22.2 at December 31, 2011 and $17.2 at December 31, 2010	896.2	697.0
Inventories	1,212.8	860.2
Prepaid expenses and other current assets	47.8	42.5
Income taxes receivable	—	28.3
Deferred income taxes	33.3	—

Total current assets	2,274.7	1,700.9
Property, plant and equipment:
Land	145.8	137.1
Buildings	656.8	594.3
Machinery and equipment	982.9	898.1
Accumulated depreciation	(680.0)	(604.2)

	1,105.5	1,025.3
Goodwill	1,244.3	1,109.6
Intangible assets, net	895.9	755.8
Cash surrender value of life insurance policies, net	41.9	42.0
Investments in unconsolidated entities	16.2	18.3
Other assets	27.4	17.0

Total assets	$5,605.9	$4,668.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$335.2	$245.0
Accrued expenses	54.0	45.7
Accrued compensation and retirement costs	111.0	85.1
Accrued insurance costs	42.1	37.0
Current maturities of long-term debt and short-term borrowings	12.2	86.2
Income taxes payable	21.9	—
Deferred income taxes	—	9.6

Total current liabilities	576.4	508.6
Long-term debt	1,319.0	855.1
Long-term retirement costs	88.6	74.7
Other long-term liabilities	30.1	27.8
Deferred income taxes	439.8	372.6
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares—5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—75,007,694 at December 31, 2011 and 74,639,223 at December 31, 2010, stated capital	657.1	624.7
Retained earnings	2,495.6	2,188.7
Accumulated other comprehensive (loss) income	(8.8)	10.3

Total Reliance shareholders' equity	3,143.9	2,823.7
Noncontrolling interests	8.1	6.4

Total equity	3,152.0	2,830.1

Total liabilities and equity	$5,605.9	$4,668.9

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$8,134.7	$6,312.8	$5,318.1
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,148.7	4,727.9	3,918.6
Warehouse, delivery, selling, general and administrative	1,280.1	1,103.6	1,030.2
Depreciation and amortization	133.1	120.6	118.9

	7,561.9	5,952.1	5,067.7
Operating income	572.8	360.7	250.4
Other income (expense):
Interest	(59.8)	(61.2)	(67.5)
Other (expense) income, net	(1.4)	(3.0)	12.6

Income before income taxes	511.6	296.5	195.5
Income tax provision	162.4	98.6	46.3

Net income	349.2	197.9	149.2
Less: Net income attributable to noncontrolling interests	5.4	3.5	1.0

Net income attributable to Reliance	$343.8	$194.4	$148.2

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$4.58	$2.61	$2.01

Basic earnings per common share attributable to Reliance shareholders	$4.60	$2.62	$2.02

Cash dividends per share	$0.48	$0.40	$0.40

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share and per share amounts)

	Reliance Shareholders'
	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Retained Earnings		Non- controlling Interests
	Shares	Amount				Total
Balance at December 31, 2008	73,312,714	$563.1	$1,900.4	$(32.0)	$3.6	$2,435.1
Net income	—	—	148.2	—	1.0	149.2
Other comprehensive income:
Foreign currency translation gain	—	—	—	25.9	—	25.9
Unrealized gain on investments, net of tax	—	—	—	0.5	—	0.5
Minimum pension liability, net of tax	—	—	—	4.1	—	4.1

Comprehensive income						179.7
Noncontrolling interests purchased	—	(1.8)	—	—	(0.9)	(2.7)
Payments to noncontrolling interest holder	—	—	—	—	(2.1)	(2.1)
Share-based compensation	—	15.5	—	—	—	15.5
Stock options exercised	427,697	10.5	—	—	—	10.5
Share-based compensation tax benefits	—	—	1.2	—	—	1.2
Stock issued under incentive bonus plan	10,360	0.3	—	—	—	0.3
Cash dividends—$0.40 per share	—	—	(29.4)	—	—	(29.4)

Balance at December 31, 2009	73,750,771	587.6	2,020.4	(1.5)	1.6	2,608.1
Net income	—	—	194.4	—	3.5	197.9
Other comprehensive income:
Foreign currency translation gain	—	—	—	9.7	—	9.7
Unrealized gain on investments, net of tax	—	—	—	0.2	—	0.2
Minimum pension liability, net of tax	—	—	—	1.9	—	1.9

Comprehensive income						209.7
Issuance of equity interest in subsidiary to noncontrolling interests	—	(1.4)	—	—	1.6	0.2
Consolidation of a joint venture entity	—	—	—	—	1.5	1.5
Payments to noncontrolling interest holders	—	—	—	—	(1.8)	(1.8)
Share-based compensation	61,000	17.3	—	—	—	17.3
Stock options exercised	827,452	21.2	—	—	—	21.2
Share-based compensation tax benefits	—	—	3.6	—	—	3.6
Cash dividends—$0.40 per share	—	—	(29.7)	—	—	(29.7)

Balance at December 31, 2010	74,639,223	624.7	2,188.7	10.3	6.4	2,830.1
Net income	—	—	343.8	—	5.4	349.2
Other comprehensive (loss):
Foreign currency translation loss	—	—	—	(9.9)	—	(9.9)
Unrealized loss on investments, net of tax	—	—	—	(0.2)	—	(0.2)
Minimum pension liability, net of tax	—	—	—	(9.0)	—	(9.0)

Comprehensive income						330.1
Payments to noncontrolling interest holders	—	—	—	—	(3.7)	(3.7)
Share-based compensation	102,079	21.3	—	—	—	21.3
Stock options exercised	266,392	11.1	—	—	—	11.1
Share-based compensation tax deficit	—	—	(1.0)	—	—	(1.0)
Cash dividends—$0.48 per share	—	—	(35.9)	—	—	(35.9)

Balance at December 31, 2011	75,007,694	$657.1	$2,495.6	$(8.8)	$8.1	$3,152.0

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$349.2	$197.9	$149.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	133.1	120.6	118.9
Deferred income tax (benefit) expense	(27.2)	42.7	58.0
(Gain) loss on sales of property, plant and equipment	(2.6)	1.1	0.1
Equity in earnings of unconsolidated entities	(2.2)	(0.7)	(1.4)
Dividends received from unconsolidated entities	3.9	0.3	1.1
Share-based compensation expense	21.3	17.3	15.5
Tax deficit (excess benefit) from share-based compensation	0.3	(4.0)	(1.5)
Net loss (gain) from life insurance policies	5.5	4.2	(10.5)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(145.9)	(146.7)	322.2
Inventories	(231.0)	(121.9)	569.9
Prepaid expenses and other assets	22.8	23.9	(56.4)
Accounts payable and other liabilities	107.6	79.4	(222.1)

Net cash provided by operating activities	234.8	214.1	943.0
Investing activities:
Purchases of property, plant and equipment	(156.4)	(111.4)	(69.9)
Acquisitions of metals service centers, net of cash acquired and debt assumed	(313.3)	(100.3)	—
Proceeds from sales of property, plant and equipment	9.0	3.2	1.3
Purchases of marketable securities	(8.5)	—	—
Net (investment in) borrowings from life insurance policies	(9.0)	42.4	(31.5)
Net proceeds from redemptions of life insurance policies	3.6	4.3	6.5

Net cash used in investing activities	(474.6)	(161.8)	(93.6)
Financing activities:
Net short-term debt (repayments) borrowings	(104.7)	3.2	0.1
Proceeds from long-term debt borrowings	995.0	539.0	352.0
Principal payments on long-term debt	(606.6)	(560.6)	(1,183.3)
Debt issuance costs	(7.3)	—	(6.7)
Payments to noncontrolling interest holders	(3.7)	(1.8)	(2.1)
Capital contributions from noncontrolling interests	—	0.2	—
Dividends paid	(35.9)	(29.7)	(29.4)
(Tax deficit) excess benefit from share-based compensation	(0.3)	4.0	1.5
Exercise of stock options	11.1	21.2	10.5
Issuance of common stock	—	—	0.3
Noncontrolling interests purchased	—	—	(2.7)

Net cash provided by (used in) financing activities	247.6	(24.5)	(859.8)
Effect of exchange rate changes on cash	3.9	2.1	1.4

Increase (decrease) in cash and cash equivalents	11.7	29.9	(9.0)
Cash and cash equivalents at beginning of year	72.9	43.0	52.0

Cash and cash equivalents at end of year	$84.6	$72.9	$43.0

Supplemental cash flow information:
Interest paid during the year	$57.4	$62.2	$76.1
Income taxes paid during the year	$149.2	$68.9	$49.1
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$104.7	$22.6	$—

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries (collectively referred to as "Reliance", "the Company", "we", "our" or "us"). The Company's consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. The Company's investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Business

        The Company operates a metals service center network of more than 220 locations in 38 states, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom that provides value-added metals processing services and distributes a full line of more than 100,000 metal products. Since its inception in 1939, the Company has not diversified outside its core business as a metals service center operator.

Accounting Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as accounts receivable collectability, valuation of inventories, goodwill, long-lived assets, income tax and other contingencies, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable and Concentrations of Credit Risk

        Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which the Company's products are sold. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectability is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectability of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. As a result of the above factors, the Company does not consider itself to have any significant concentrations of credit risk.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Inventories

        A significant portion of our inventory is valued using the last-in, first-out ("LIFO") method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $600 million publicly traded senior unsecured notes. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2011 and 2010 were approximately $638.1 million and $612.1 million, respectively, compared to their carrying values of approximately $598.4 million and $598.2 million, as of the end of each period, respectively.

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

        For purposes of performing annual goodwill impairment tests, the Company identified reporting units in accordance with the guidance provided within the Segment Reporting topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification"). The Company tests for impairment of goodwill by assessing qualitative factors to determine if the fair value of a reporting unit is more likely than not below the carrying value of the reporting unit. The Company also calculates the fair value of a reporting unit using the discounted cash flow method, as necessary, and compares the fair value to the carrying value of a reporting unit to determine if impairment exists. Under the discounted cash flow method, the fair value of each reporting unit is estimated based on expected future economic benefits discounted to a present value at a rate of return commensurate with the risk associated with the investment. Projected cash flows are discounted to present value using an estimated weighted average cost of capital, which considers returns to both equity and debt investors. The Company performs the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2011, 2010, or 2009.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

        Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact the Company's assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in estimates of future cash flows. Although the Company believes the assumptions used in testing for impairment are reasonable, significant changes in any one of the Company's assumptions could produce a significantly different result. Additionally, significant declines in the market conditions for the Company's products as well as in the price of its common stock could also significantly impact the impairment analysis. An impairment charge, if incurred, could be material.

Long-Lived Assets

        Property, plant and equipment is recorded at cost (or at fair value for assets acquired in connection with business combinations) and the provision for depreciation of these assets is generally computed on the straight-line method at rates designed to distribute the cost of assets over the useful lives, estimated as follows:

Buildings	31 1/2 years
Machinery and equipment	3 - 20 years

        Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. No impairment of intangible assets with indefinite lives was determined to exist for the years ended December 31, 2011, 2010, or 2009.

        The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Long-lived asset related impairment losses recognized during the years ended December 31, 2011, 2010 and 2009 were not significant.

Revenue Recognition

        The Company recognizes revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met, such as a fixed or determinable sales price; reasonable assurance of collectability; and passage of title and risks of ownership to the buyer. Such criteria are usually met upon delivery to the customer for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms, or at the time toll processing services are performed. Considering the close proximity of our customers to our metals service center locations, shipment and delivery of our orders generally occur on the same day. Billings for orders where the revenue recognition criteria are not met, which primarily include certain bill and hold transactions (in which our customers request to be billed for the material but request delivery at a later date), are recorded as deferred revenue.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

        Shipping and handling charges to our customers are included as revenue in Net sales. Costs incurred in connection with shipping and handling the Company's products, which are related to third-party carriers are not material and are typically included in Cost of sales. Costs incurred in connection with shipping and handling the Company's products that are performed by Company personnel are typically included in operating expenses. For the years ended December 31, 2011, 2010 and 2009, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $220.9 million, $190.1 million, and $179.8 million, respectively.

Segment Information

        Our operating segments have been aggregated into one reportable segment, metals service centers, based on the similar economic characteristics criteria as our operating segments have a similar long-term business model, operate at similar gross profit margins, have similar expense structures, and have similar working capital needs. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2011	2010	2009
Carbon steel	53%	52%	56%
Aluminum	15	18	18
Stainless steel	15	16	13
Alloy steel	10	8	7
Toll processing	2	2	2
Other	5	4	4

Total	100%	100%	100%

        The following table summarizes consolidated financial information of the Company's operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
		(in millions)
Year Ended December 31, 2011
Net sales	$7,647.4	$487.3	$8,134.7
Long-lived assets	3,035.1	296.1	3,331.2
Year Ended December 31, 2010
Net sales	6,023.6	289.2	6,312.8
Long-lived assets	2,807.8	160.2	2,968.0
Year Ended December 31, 2009
Net sales	5,122.2	195.9	5,318.1
Long-lived assets	2,762.6	153.3	2,915.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        All of the Company's share-based compensation plans are considered equity plans under U.S. GAAP. The Company calculates the fair value of stock option awards on the date of grant based on the closing market price of the Company's common stock, using a Black-Scholes option-pricing model. The fair value of restricted stock grants is determined based on the fair value of the Company's common stock on the date of the grant. The fair value of stock option and restricted stock awards is expensed on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The share-based compensation expense recorded was $21.3 million, $17.3 million, and $15.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of the Company's consolidated statements of income.

Environmental Remediation Costs

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company's management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company. See Note 14 for further discussion on the Company's environmental remediation matters.

Income Taxes

        The Company files a consolidated U.S. federal income tax return with certain wholly-owned subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. The Company evaluates on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

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

Foreign Currencies

        The currency effects of translating the financial statements of those foreign subsidiaries of the Company, which operate in local currency environments, are included in the Accumulated other

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

comprehensive (loss) income component of Reliance shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other income (expense), net caption and amounted to a net loss of $5.9 million for the year ended December 31, 2011 and a net gain of $0.2 million for the years ended December 31, 2010 and 2009.

Impact of Recently Issued Accounting Standards—Adopted

        Goodwill Impairment—On October 1, 2011, the Company adopted changes issued by the FASB related to testing goodwill for impairment. The new guidance allows companies the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired and whether it is necessary to perform further impairment testing. The new guidance also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

        On January 1, 2011, the Company adopted changes issued by the FASB related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, the changes require an entity to use an equity premise when performing the first step of a goodwill impairment test. If a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that goodwill impairment exists. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

        Fair Value Measurements and Disclosures—In January 2010, the FASB issued new accounting guidance providing clarification on existing requirements and requiring additional disclosures on transfers in and out of Levels 1 and 2 fair value measurement classifications. The clarification of existing requirements and new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. On January 1, 2010, the Company adopted the new accounting guidance. The adoption of all these changes did not have a material effect on the Company's consolidated financial statements.

        Consolidation of Variable Interest Entities—In June 2009, the FASB issued accounting guidance intended to replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The revised approach is intended to be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The literature also requires additional disclosures about a reporting entity's involvement in variable interest entities, which enhances the information provided to users of financial statements. On January 1, 2010, the Company adopted the new accounting guidance. As a result of the adoption, the Company consolidated the assets, liabilities, and results of operations of a joint venture entity, which was previously recorded under the equity method of accounting. The joint venture is not material to the Company's consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

Impact of Recently Issued Accounting Standards—Not Yet Adopted

        In June 2011, the FASB issued accounting guidance, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the Company's interim and annual reporting periods beginning in the first quarter of 2012 and will be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the Company's consolidated financial statements, other than the change in presentation described in the new guidance.

        In May 2011, the FASB issued accounting guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for the Company's interim and annual reporting periods beginning in the first quarter of 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting the new guidance, but currently believes there will be no significant impact on its consolidated financial statements.

Note 2. Acquisitions

2012 Acquisition

        Effective February 1, 2012, the Company, through its wholly-owned subsidiary Diamond Manufacturing Company, acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and is a contract manufacturer that provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. For the year ended December 31, 2011, McKey's unaudited net sales were approximately $18 million. The acquisition was funded with borrowings on our credit facility.

2011 Acquisition

        Effective August 1, 2011, the Company acquired all the outstanding capital securities of Continental Alloys & Services, Inc. ("Continental"), headquartered in Houston, Texas, and certain affiliated companies. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States. This acquisition aligns well with the Company's diversification strategy by increasing its exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods ("OCTG") products, new processing capabilities and entry into new international markets. Continental and its affiliates had combined net sales of approximately $204.8 million in the five-month period from August 1, 2011 through

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2. Acquisitions (Continued)

December 31, 2011. The preliminary allocation of the total purchase price of Continental to the fair values of the assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$22.8
Accounts receivable	55.7
Inventories	125.9
Property, plant and equipment	28.8
Goodwill	138.5
Intangible assets subject to amortization	103.7
Intangible assets not subject to amortization	70.6
Other current and long-term assets	1.8

Total assets acquired	547.8

Current and long-term debt	104.7
Deferred taxes	56.9
Other current and long-term liabilities	50.1

Total liabilities assumed	211.7

Net assets acquired	$336.1

2010 Acquisitions

        On December 1, 2010, through its subsidiary American Metals Corporation, the Company acquired all of the outstanding capital stock of Lampros Steel, Inc. ("LSI") and a related interest in Lampros Steel Plate Distribution, LLC ("LSPD"). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owns a 50% interest in an unconsolidated partnership, LSI Plate that is a distributor of carbon steel plate with locations in California and Oregon. Net sales of LSI for the year ended December 31, 2011 were approximately $42.4 million. Effective February 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies.

        On October 1, 2010, the Company acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies ("Diamond"), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. Net sales of Diamond for the year ended December 31, 2011 were approximately $98.4 million. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond's geographic reach.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2. Acquisitions (Continued)

        We funded our 2010 acquisitions with borrowings of approximately $100.3 million on our $1.1 billion revolving credit facility. The allocation of the total purchase price of LSI and Diamond to the fair values of the assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$3.6
Accounts receivable	14.9
Inventories	17.4
Property, plant and equipment	19.9
Goodwill	26.4
Intangible assets subject to amortization	31.7
Intangible assets not subject to amortization	22.7
Other current and long-term assets	3.7

Total assets acquired	140.3

Current and long-term debt	22.6
Other current and long-term liabilities	13.8

Total liabilities assumed	36.4

Net assets acquired	$103.9

Summary purchase price allocation information for all acquisitions

        All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition's purchase price as of December 31, 2011 or 2010, as applicable. The purchase price allocation for Continental is preliminary and is pending the completion of various pre- and post-acquisition period income tax returns.

        As part of the purchase price allocations of the 2011 and 2010 acquisitions, $70.6 million and $22.7 million, respectively, were allocated to the trade names acquired, none of which is subject to amortization. The Company determined that the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, the Company recorded other identifiable intangible assets related to customer relationships for 2011 and 2010 acquisitions of $101.8 million and $31.5 million, respectively, with weighted average lives of 10.0 and 12.3 years, respectively. The goodwill amount from the Continental acquisition is not expected to be deducted for tax purposes in future years while the goodwill amounts from the 2010 acquisitions are expected to be deducted for income tax purposes. Total tax deductible goodwill amounted to approximately $406.0 million as of December 31, 2011.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3. Joint Ventures and Noncontrolling Interests

        The equity method of accounting is used where the Company's investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when ownership interest is greater than 50%.

        The Company has two joint venture arrangements with noncontrolling interests: Acero Prime S. de R.L. de C.V. (40%-owned) and Oregon Feralloy Partners LLC (40%-owned). These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Investments in unconsolidated entities caption of the balance sheet. Equity in earnings of these entities and related distribution of earnings have not been material to our results of operations or cash flows.

        Operations that are majority owned by the Company are as follows: Indiana Pickling & Processing Company (56%-owned), Feralloy Processing Company (51%-owned) and Valex Corp. (97%-owned), and its operations in the People's Republic of China and in South Korea, in which Valex Corp. has 93% and 92% ownership, respectively. In June 2011, the Company entered into a joint venture arrangement and formed FP Structural Solutions, which is 70%-owned by the Company. The results of these majority-owned operations are consolidated in the Company's financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying statements of income.

Note 4. Inventories

        Inventories of the Company have primarily been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. The Company uses the LIFO method of inventory valuation because it results in a better matching of costs and revenues. As of December 31, 2011 and 2010, cost on the first-in, first-out ("FIFO") method exceeded the LIFO value of inventories by $202.9 million and $117.6 million, respectively. Inventories of $237.0 million and $124.2 million as of December 31, 2011 and 2010, respectively, were stated on the FIFO method, which is not in excess of market.

        Cost increases in 2011 and 2010 for the majority of our products were the primary cause of the $85.3 million and $34.8 million increase in the LIFO valuation reserve, respectively, which increased cost of sales. In 2011 and 2010, we generally increased inventory levels due to increased shipment levels. As such, there were insignificant liquidations of LIFO inventory quantities in 2011 and 2010. In 2009, significant cost decreases for the majority of our products were the primary cause of the $305.0 million reduction of the LIFO valuation reserve, which lowered cost of sales. This amount, however, was net of the impact of inventory quantity reductions, which resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased cost of sales by approximately $26.3 million in 2009.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5. Goodwill

        The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at December 31, 2008	$1,065.5
Purchase price allocation adjustments	10.0
Effect of foreign currency translation	5.8

Balance at December 31, 2009	1,081.3
Acquisitions	26.2
Consolidation of a joint venture entity	0.2
Effect of foreign currency translation	1.9

Balance at December 31, 2010	1,109.6
Acquisition	138.5
Purchase price allocation adjustments	0.2
Effect of foreign currency translation	(4.0)

Balance at December 31, 2011	$1,244.3

        The Company had no accumulated impairment losses related to goodwill at December 31, 2011.

Note 6. Intangible Assets, net

        Intangible assets, net, consisted of the following:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.3	$(6.9)	$7.1	$(6.7)
Loan fees	31.2	(17.6)	23.9	(14.1)
Customer lists/relationships	477.7	(114.2)	379.3	(83.7)
Software—internal use	8.1	(4.7)	8.1	(3.8)
Other	6.6	(2.2)	4.9	(1.7)

	530.9	(145.6)	423.3	(110.0)
Intangible assets not subject to amortization:
Trade names	510.6	—	442.5	—

	$1,041.5	$(145.6)	$865.8	$(110.0)

        Intangible assets recorded in connection with the Company's 2011 acquisition were approximately $174.3 million (see Note 2). The Company also recorded $7.3 million of intangible assets in connection

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6. Intangible Assets, net (Continued)

with the amendment of its syndicated credit agreement (see Note 8). Foreign currency translation losses related to intangible assets, net, in 2011 were approximately $5.9 million.

        Amortization expense for intangible assets amounted to approximately $35.8 million, $29.6 million and $29.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2012	$40.4
2013	40.4
2014	38.4
2015	36.8
2016	35.1

Note 7. Cash Surrender Value of Life Insurance Policies, net

        The cash surrender value of all life insurance policies held by the Company, net of loans and related accrued interest, was $41.9 million and $42.0 million as of December 31, 2011 and 2010, respectively.

        The Company's wholly-owned subsidiary, EMJ, is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ's former Stock Bonus Plan and shares held individually by employees upon the termination of their employment. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.

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

        Annually, we will either borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies or pay the accrued interest and premiums using available cash on hand. In 2011, the Company borrowed $35.0 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $44.0 million. In 2010, the Company borrowed $78.4 million against the cash surrender value of certain policies, of which $36.0 million was used to pay premiums and accrued interest owed. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 7. Cash Surrender Value of Life Insurance Policies, net (Continued)

        As of December 31, 2011 and 2010, loans and accrued interest outstanding on EMJ's life insurance policies were approximately $381.5 million and $351.8 million, respectively. There were no borrowings available as of December 31, 2011 and December 31, 2010. Interest expense on borrowings against cash surrender values is included in the Other (expense) income, net caption in the accompanying statements of income (see Note 13).

Note 8. Debt

        Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
	(in millions)
Unsecured revolving credit facility due July 26, 2016	$645.0	$—
Unsecured revolving credit facility due November 9, 2012	—	195.0
Senior unsecured notes due from July 1, 2011 to July 2, 2013	75.0	135.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.8	13.1

Total	1,332.8	943.1
Less: unamortized discount	(1.6)	(1.8)
Less: amounts due within one year and short term borrowings	(12.2)	(86.2)

Total long-term debt	$1,319.0	$855.1

Unsecured Revolving Credit Facility

        On July 26, 2011, the Company amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016. The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of December 31, 2011. The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of December 31, 2011. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on the Company's leverage ratio, as defined.

        Weighted average rates on borrowings outstanding on the revolving credit facility were 1.78% and 3.54% as of December 31, 2011 and 2010, respectively.

        As of December 31, 2011, the Company had $35.5 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $214.5 million of letters of credit.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 8. Debt (Continued)

Revolving Credit Facilities—Foreign Operations

        Various other separate revolving credit facilities with a combined credit limit of approximately $24.0 million are in place for operations in Asia and Europe as of December 31, 2011. The revolving credit facilities had a combined outstanding balance of $11.8 million as of December 31, 2011 and 2010.

Senior Unsecured Notes—Private Placements

        The Company has $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of December 31, 2011. At December 31, 2011, the outstanding senior notes bear interest at a fixed rate of 5.35% and have a remaining life of 1.5 years, maturing in July 2013.

Senior Unsecured Notes—Publicly Traded

        On November 20, 2006, the Company entered into an Indenture (the "Indenture"), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036. The notes are senior unsecured obligations of Reliance and rank equally with all other existing and future unsecured and unsubordinated debt obligations of Reliance. The senior unsecured notes include provisions that, in the event of a change in control and a downgrade of the Company's credit rating, require the Company to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued interest.

Covenants

        The amended and restated revolving credit facility and the senior unsecured note agreements collectively require the Company to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. The Company's interest coverage ratio for the twelve-month period ended December 31, 2011 was approximately 9.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The Company's leverage ratio as of December 31, 2011 calculated in accordance with the terms of the revolving credit facility was 30.3% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders' equity plus total debt). The minimum net worth requirement as of December 31, 2011 was $1.09 billion compared to Reliance shareholders' equity balance of $3.14 billion as of December 31, 2011.

        Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of the Company's consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 86% of our total consolidated

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 8. Debt (Continued)

EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of December 31, 2011.

        The Company was in compliance with all debt covenants as of December 31, 2011.

Debt Maturities

        The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2012	$12.2
2013	75.3
2014	0.3
2015	—
2016	995.0
Thereafter	250.0

$1,332.8

Note 9. Income Taxes

        Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local tax examinations for years before 2006.

        Significant components of the provision for income taxes attributable to operations are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current:
Federal	$153.1	$40.3	$(13.5)
State	22.1	12.2	2.9
Foreign	14.4	3.4	(1.1)

	189.6	55.9	(11.7)
Deferred:
Federal	(24.1)	34.0	60.0
State	(2.3)	7.9	(3.1)
Foreign	(0.8)	0.8	1.1

	(27.2)	42.7	58.0

	$162.4	$98.6	$46.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9. Income Taxes (Continued)

        Components of U.S. and international income (loss) before income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
		(in millions)
U.S.	$452.0	$275.8	$201.7
International	59.6	20.7	(6.2)

Income before income taxes	$511.6	$296.5	$195.5

        The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	2.4	3.9	(0.6)
Net effect of life insurance policies	(2.3)	(2.6)	(6.3)
Net effect of changes in unrecognized tax benefits	—	(0.1)	(5.8)
Domestic production activity deduction	(1.5)	(1.2)	—
Other, net	(1.9)	(1.7)	1.4

Effective tax rate	31.7%	33.3%	23.7%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$45.7	$35.8
Inventory costs capitalized for tax purposes	24.7	13.0
Allowance for doubtful accounts	9.3	7.5
Tax credit carryforwards	1.1	1.1
Net operating loss carryforwards	3.1	3.2
Other	24.1	14.5

Total deferred tax assets	108.0	75.1
Deferred tax liabilities:
Property, plant and equipment, net	(154.1)	(134.8)
Goodwill and other intangible assets	(342.9)	(284.7)
LIFO inventories	(17.5)	(36.9)
Other	—	(0.9)

Total deferred tax liabilities	(514.5)	(457.3)

Net deferred tax liabilities	$(406.5)	$(382.2)

        As of December 31, 2011, the Company had available state net operating loss carryforwards ("NOL's") of $4.8 million to offset future income taxes, expiring in years 2012 through 2031. The Company believes that it is more likely than not that it will be able to realize these NOL's within their respective carryforward periods.

Taxes on Foreign Income

        As of December 31, 2011, unremitted earnings of subsidiaries outside of the United States were approximately $128.6 million on which no United States taxes had been provided. The Company's intention is to indefinitely reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9. Income Taxes (Continued)

Unrecognized Tax Benefits

        The Company is under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
		(in millions)
Unrecognized tax benefits at January 1	$15.4	$15.5	$23.4
Increases in tax positions for prior years	1.3	0.3	2.8
Decreases in tax positions for prior years	(0.2)	(0.9)	(3.6)
Increases in tax positions for current year	3.7	3.0	2.9
Settlements	(0.1)	(0.3)	(1.3)
Lapses in statutes-of-limitation periods	(4.0)	(2.2)	(8.7)

Unrecognized tax benefits at December 31	$16.1	$15.4	$15.5

        As of December 31, 2011, $16.1 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were approximately $1.1 million as of December 31, 2011 and 2010.

Note 10. Share-Based Compensation Plans

        We grant share-based compensation to employees and directors of the Company. At December 31, 2011, an aggregate of 3,527,077 shares were authorized for future grant under our various share-based compensation plans, covering stock options and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. Upon exercises of stock options or vesting of restricted shares under all of our stock plans, we issue new shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10. Share-Based Compensation Plans (Continued)

        Stock option activity under all the plans is as follows:

Stock Options	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2008	3,418,772	$41.57
Granted	977,300	33.86
Exercised	(427,697)	24.53
Expired or forfeited	(159,146)	48.35

Outstanding at December 31, 2009	3,809,229	41.22
Granted	1,039,400	42.89
Exercised	(827,452)	25.68
Expired or forfeited	(141,125)	47.10

Outstanding at December 31, 2010	3,880,052	44.76
Granted	1,037,250	55.73
Exercised	(266,392)	41.60
Expired or forfeited	(135,350)	47.57

Outstanding at December 31, 2011	4,515,560	$47.39	4.4	$21.2

Exercisable at December 31, 2011	2,146,035	$46.59	3.5	$11.1

        All options outstanding at December 31, 2011 had four-year vesting periods and seven-year terms, with the exception of 192,000 options granted to non-employee directors of the Company that had one-year vesting periods and 242,925 options that had ten-year terms.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Weighted average assumptions used:
Exercise price	$55.73	$42.89	$33.86
Risk free interest rate	2.20%	2.35%	1.87%
Expected life in years	4.8	4.8	4.8
Expected volatility	60%	60%	59%
Expected dividend yield	0.86%	0.93%	1.18%
Grant date fair value	$26.98	$20.62	$15.58

        The total intrinsic values of all options exercised during the years ended December 31, 2011, 2010 and 2009 were $3.4 million, $16.6 million and $6.9 million, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10. Share-Based Compensation Plans (Continued)

        A summary of the status of the Company's non-vested stock options as of December 31, 2011 and changes during the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	2,405,950	$18.66
Granted	1,037,250	$26.98
Forfeited	(103,600)	$21.25
Vested	(970,075)	$18.43

Non-vested at December 31, 2011	2,369,525	$22.28

        Proceeds from option exercises under all stock option plans for the years ended December 31, 2011, 2010 and 2009 were $11.1 million, $21.2 million and $10.5 million, respectively. The tax benefit realized from option exercises during the years ended December 31, 2011, 2010 and 2009 were $1.3 million, $6.3 million and $2.7 million, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2011	Weighted Average Exercise Price of Options Exercisable
$15 - $19	24,000	3.4	$18.31	24,000	$18.31
$24 - $28	50,925	3.5	$25.02	50,925	$25.02
$33 - $38	790,675	4.5	$33.90	373,725	$34.11
$42 - $45	1,620,435	4.0	$43.68	913,635	$44.36
$55 - $57	1,963,525	4.7	$56.25	717,750	$56.80
$61 - $67	66,000	5.9	$64.03	66,000	$64.03

$15 - $67	4,515,560	4.4	$47.39	2,146,035	$46.59

        On August 8, 2011, the Company granted 86,000 shares of restricted stock to certain officers of the Company. The awards include dividend rights and vest 20% on each anniversary date through 2016. The fair value of the restricted stock granted was $37.29 per share, determined based on the fair value of the Company's common stock on the grant date. All shares remain unvested and outstanding as of December 31, 2011.

        On May 18, 2011, the Company's shareholders approved the Directors Equity Plan, which replaced the Directors Stock Option Plan, and pursuant to the Directors Equity Plan, 16,079 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors on that date. The awards include dividend rights and vest immediately upon grant, however, the recipients are restricted from trading the stock for one year from date of grant. The fair value of the restricted stock granted was $52.24 per share, determined based on the closing price of the Company's common stock on the grant date.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10. Share-Based Compensation Plans (Continued)

        On July 26, 2010, the Company granted 61,000 shares of restricted stock to certain officers of the Company. The awards vest 20% on August 1, 2011 and 20% on each August 1 thereafter through 2015. The fair value of the restricted stock granted was $41.24 per share, determined based on the fair value of the Company's common stock on the grant date. As of December 31, 2011, 48,800 shares remain unvested and outstanding.

        As of December 31, 2011, there was approximately $39.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under all share-based compensation plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

Note 11. Employee Benefits

Employee Stock Ownership Plan

        The Company has an employee stock ownership plan (the "ESOP") and trust that have been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

Defined Contribution Plans

        Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary's Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2011.

Supplemental Executive Retirement Plans

        Effective January 1996, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees' earnings. Effective January 1, 2009, the SERP was amended to freeze the plan to new participants as well as change the benefit formula. The amendment resulted in a net reduction to the benefit obligation under this plan of approximately $2.9 million. Life insurance policies were purchased for most individuals covered by the SERP and are funded by the Company. Separate SERP's exist for certain wholly-owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the subsidiary plans have been frozen to include only existing participants. The SERP's do not maintain their own plan assets, therefore plan assets and related disclosures have been omitted. However, the Company does maintain on its balance sheet assets to fund the SERP's with values of $13.4 million and $13.7 million as of December 31, 2011 and 2010, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

Deferred Compensation Plan

        In December 2008, a new deferred compensation plan was put in place for certain officers and key employees of the Company, not including, however, those key officers included in the SERP. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance deferred compensation plan as of December 31, 2011 and 2010 was approximately $8.7 million. The balance of the assets set aside in 2011 for funding future payouts under the deferred compensation plan amounted to $8.4 million as of December 31, 2011.

Defined Benefit Plans

        The Company, through certain of its subsidiaries, maintains qualified defined benefit pension plans for certain of its employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

        The Company uses a December 31 measurement date for its plans. The following is a summary of the status of the funding of the various SERP's and Defined Benefit Plans:

	SERP's		Defined Benefit Plans
	2011	2010	2011	2010
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$29.4	$30.5	$64.4	$52.1
Assumed in acquisition	—	—	—	9.1
Service cost	0.7	0.8	1.0	0.7
Interest cost	1.5	1.8	3.4	3.2
Actuarial loss (gain)	5.8	(2.8)	9.8	2.4
Change in assumptions	—	—	1.6	(0.3)
Benefits paid	(1.2)	(0.9)	(2.9)	(2.9)
Plan amendments	—	—	0.8	0.1

Benefit obligation at end of year	$36.2	$29.4	$78.1	$64.4
Change in plan assets
Fair value of plan assets	N/A	N/A	$53.7	$41.6
Acquired in acquisition	N/A	N/A	—	5.7
Actual return on plan assets	N/A	N/A	(1.7)	5.9
Employer contributions	N/A	N/A	4.1	3.5
Benefits paid	N/A	N/A	(3.0)	(3.0)

Fair value of plan assets at end of year	N/A	N/A	$53.1	$53.7
Funded status

Unfunded status of the plans	$(36.2)	$(29.4)	$(25.0)	$(10.7)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$10.7	$5.2	$24.7	$9.9
Unamortized prior service (credit) cost	(1.6)	(2.1)	1.2	0.4

	$9.1	$3.1	$25.9	$10.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

        As of December 31, 2011 and 2010, the following amounts were recognized in the balance sheet:

	SERP's		Defined Benefit Plans
	2011	2010	2011	2010
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(1.3)	$(1.3)	$—	$—
Noncurrent liabilities	(34.9)	(28.1)	(25.0)	(10.7)
Accumulated other comprehensive loss	9.1	3.1	25.9	10.3

Net amount recognized	$(27.1)	$(26.3)	$0.9	$(0.4)

        The accumulated benefit obligation for all SERP's was $34.5 million and $28.5 million as of December 31, 2011 and 2010, respectively. The accumulated benefit obligation for all defined benefit pension plans was $78.1 million and $64.4 million as of December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$78.1	$62.2
Projected benefit obligation	78.1	62.2
Fair value of plan assets	53.1	51.3

        Following are the details of net periodic benefit cost related to the SERP's and Defined Benefit Plans:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)			(in millions)
Service cost	$0.7	$0.8	$0.8	$1.0	$0.7	$0.8
Interest cost	1.5	1.8	1.7	3.4	3.2	2.9
Expected return on plan assets	—	—	—	(4.3)	(3.5)	(2.7)
Curtailment/settlement expense	—	—	—	0.1	0.1	0.1
Prior service (credit) cost	(0.4)	(0.4)	(0.4)	0.1	0.1	0.1
Amortization of net loss	0.2	0.9	1.0	0.4	0.4	0.8

	$2.0	$3.1	$3.1	$0.7	$1.0	$2.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

        Assumptions used to determine net periodic benefit cost are detailed below:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Weighted average assumptions to determine net cost
Discount rate	5.40%	5.99%	6.01%	5.29%	5.92%	6.06%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	7.95%	8.10%	8.04%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

        Assumptions used to determine the benefit obligation as of December 31 are detailed below:

	SERP's		Defined Benefit Plans
	2011	2010	2011	2010
Weighted average assumptions to determine benefit obligations
Discount rate	4.18%	5.39%	4.31%	5.43%
Expected long-term rate of return on plan assets	N/A	N/A	7.95%	8.10%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

        Employer contributions to the SERP's and Defined Benefit Plans during 2012 are expected to be $1.3 million and $2.9 million, respectively.

Plan Assets and Investment Policy

        The weighted-average asset allocations of the Company's Defined Benefit Plans by asset category are as follows:

	December 31,
	2011	2010
Plan Assets
Equity securities	63%	68%
Debt securities	34%	29%
Other	3%	3%

Total	100%	100%

        Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. The Company's target allocation ranges are as follows: equity securities 50% to 80%, debt securities 20% to 60% and other assets of 0% to 10%. The Company establishes its estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

        The fair value measurements of the Company's Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2011:
Common stock(1)	$22.2	$—	$—	$22.2
U.S. government and agency	—	6.5	—	6.5
State government	—	—	—	—
Corporate debt securities(2)	—	6.1	—	6.1
Mutual funds(3)	7.9	8.9	—	16.8
Interest and non-interest bearing cash	1.5	—	—	1.5

	$31.6	$21.5	$—	$53.1

December 31, 2010:
Common stock(1)	$23.6	$—	$—	$23.6
U.S. government and agency	—	6.1	—	6.1
State government	—	0.3	—	0.3
Corporate debt securities(2)	—	6.6	—	6.6
Mutual funds(3)	8.4	7.1	—	15.5
Interest and non-interest bearing cash	1.6	—	—	1.6

	$33.6	$20.1	$—	$53.7

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

Postretirement Medical Plans

        The Company sponsors two retiree health care plans through two of its subsidiaries that provide postretirement medical and dental benefits to eligible retirees and their dependents until they reach the age of 65 (the "Postretirement Plans"). The Company recognizes the cost of future benefits for active eligible participants and retirees using actuarial assumptions. Gains and losses realized from the remeasurement of the plans' benefit obligation are amortized to income over the average remaining expected service period of the active participants. The Company uses a measurement date of December 31 for its Postretirement Plans.

        During 2011, the Company's largest postretirement medical plan was amended to freeze participation in the plan to new participants. The amendment also limited the number of existing employees that may become eligible to receive benefits under the amended plan terms. The effect of the amendment was a reduction in the benefit obligation by $10.1 million as of October 1, 2011, which is being amortized over the average remaining years of service to full eligibility of the active participants of approximately six years.

        Components of the net periodic benefit cost associated with the Postretirement Plans are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Service cost	$0.9	$0.9	$0.8
Interest cost	0.9	1.0	0.8
Amortization of net loss	0.4	0.2	0.1
Amortization of prior service credit	(0.4)	—	—

	$1.8	$2.1	$1.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

        The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plans as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$17.5	$14.4
Service cost	0.9	0.9
Interest cost	0.9	1.0
Plan amendments	(10.1)	—
Benefit payments	(0.4)	(0.3)
Assumed in acquisition	1.8	—
Actuarial loss	1.3	1.5

Benefit obligation at end of year	$11.9	$17.5

Unfunded status	$(11.9)	$(17.5)

Amounts recognized in the statement of financial position
Current liabilities	$(1.0)	$(0.8)
Noncurrent liabilities	(10.9)	(16.7)
Accumulated other comprehensive (income) loss	(4.6)	4.3

Net amount recognized	$(16.5)	$(13.2)

Item not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$5.1	$4.3
Unrecognized prior service credit	(9.7)	—

Accumulated other comprehensive (income) loss	$(4.6)	$4.3

        Assumptions used to determine net periodic benefit cost are detailed below:

	Year Ended December 31,
	2011	2010	2009
Weighted average assumptions to determine net cost
Discount rate	5.17%	6.00%	6.00%
Health care cost trend rate	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline	4.50%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2030	2014	2013

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

        Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2011	2010
Weighted average assumptions to determine benefit obligations
Discount rate	3.50%	5.25%
Health care cost trend rate	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2030

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in millions)		(in millions)
Effect on total service and interest cost components	$0.2	$(0.2)	$0.3	$(0.2)
Effect on postretirement benefit obligation	1.0	(0.9)	2.1	(1.8)

Summary Disclosures for All Defined Benefit Plans

        The following is a summary of benefit payments under the Company's various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

	SERP's	Defined Benefit Plans	Postretirement Medical Plans
	(in millions)
2012	$1.3	$3.0	$1.0
2013	1.4	3.0	0.8
2014	2.1	3.2	0.9
2015	2.1	3.5	0.9
2016	2.0	3.5	0.9
2017 - 2021	13.1	20.5	6.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 11. Employee Benefits (Continued)

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

	SERP's	Defined Benefit Plans	Postretirement Medical Plans
	(in millions)
Actuarial loss	$1.0	$1.4	$0.5
Prior service (credit) cost	(0.4)	0.2	(1.7)

Total	$0.6	$1.6	$(1.2)

Supplemental Bonus Plan

        In connection with the acquisition of Earle M. Jorgensen Company ("EMJ") in April 2006, Reliance assumed the obligation resulting from EMJ's settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ's Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. In 2005, EMJ had reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. As of December 31, 2011, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 136,200 shares of Reliance common stock totaling approximately $6.6 million. The adjustments to reflect this obligation at fair value based on the closing price of the Company common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The (income) expense from mark to market adjustments to this obligation in each of the years ended December 31, 2011, 2010 and 2009 amounted to approximately $(0.2) million, $1.1 million and $3.5 million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Company Sponsored Retirement Plans

        The Company's expense for Company-sponsored retirement plans was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Master Plan	$16.9	$14.8	$13.3
Other Defined Contribution Plans	3.9	2.4	1.4
Employee Stock Ownership Plan	1.4	1.2	1.2
Deferred Compensation Plan	0.5	1.0	1.4
Supplemental Executive Retirement Plans	2.0	3.1	3.1
Defined Benefit Plans	0.7	1.0	2.0
Postretirement Medical Plans	1.8	2.1	1.7

	$27.2	$25.6	$24.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12. Equity

Common Stock

        The Company is authorized to issue 100,000,000 shares of common stock, no par value per share. The Company paid regular quarterly cash dividends on its common stock in 2011. The Company's Board of Directors increased the quarterly dividend to $0.12 per share of common stock in February 2011 from $0.10 per share and increased it again in February 2012 to $0.15 per share from $0.12. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders; however, under California law, for the election of members to the Board of Directors shareholders are entitled to cumulative voting rights.

Share Repurchase Program

        In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2011. No shares were repurchased during 2011, 2010 and 2009. Repurchased shares are redeemed and treated as authorized but unissued shares.

Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock, no par value per share. No shares of the Company's preferred stock are issued and outstanding. The Company's restated articles of incorporation provide that shares of preferred stock may be issued from time to time in one or more series by the Board. The Board can fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of each series of preferred stock. The rights of preferred shareholders may supersede the rights of common shareholders.

Other Comprehensive (Loss) Income

        Other comprehensive (loss) income included the following:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income	$349.2	$197.9	$149.2
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9.9)	9.7	25.9
Unrealized (loss) gain on investments, net of tax	(0.2)	0.2	0.5
Minimum pension liability, net of tax	(9.0)	1.9	4.1

Total other comprehensive (loss) income	(19.1)	11.8	30.5

Comprehensive income	330.1	209.7	179.7
Less: comprehensive income attributable to noncontrolling interests	(5.4)	(3.5)	(1.0)

Comprehensive income attributable to Reliance	$324.7	$206.2	$178.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12. Equity (Continued)

Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income included the following:

	December 31,
	2011	2010
	(in millions)
Foreign currency translation gain	$10.4	$20.3
Unrealized loss on investments, net of tax	(0.4)	(0.2)
Minimum pension liability, net of tax	(18.8)	(9.8)

Total accumulated other comprehensive (loss) income	$(8.8)	$10.3

        Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $11.5 million, respectively, as of December 31, 2011 and $0.1 million and $6.6 million, respectively, as of December 31, 2010.

Note 13. Other (Expense) Income, net

        Significant components of Other (expense) income, net are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Investment income from life insurance policies	$39.1	$27.4	$34.7
Interest expense on life insurance policy loans	(40.5)	(32.3)	(31.7)
Life insurance policy cost of insurance	(7.2)	(6.6)	(4.7)
Income from life insurance policy redemptions	2.8	2.6	5.2
Foreign currency transaction (losses) gains	(5.9)	0.2	0.2
Rental income	2.4	2.7	3.1
Interest income	1.1	1.2	1.4
Equity in earnings of unconsolidated entities	2.2	0.7	1.4
Gain (loss) on sales of property, plant and equipment	2.6	(1.1)	(0.1)
All other, net	2.0	2.2	3.1

	$(1.4)	$(3.0)	$12.6

Note 14. Commitments and Contingencies

Lease Commitments

        The Company leases land, buildings and equipment under non-cancelable operating leases expiring in various years through 2031. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. Several of the leases have renewal options providing for additional lease periods.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14. Commitments and Contingencies (Continued)

Future minimum payments, by year and in the aggregate, under the non-cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2011:

	Operating Leases	Capital Leases
	(in millions)
2012	55.7	0.7
2013	45.5	0.6
2014	35.9	0.6
2015	26.1	0.3
2016	20.5	—
Thereafter	75.7	—

	$259.4	$2.2

Less: interest		(0.1)

Capital lease obligations		2.1
Less: current portion		(0.6)

Long-term capital lease obligations		$1.5

        Total rental expense amounted to $70.1 million, $72.4 million and $75.8 million for 2011, 2010 and 2009, respectively.

        Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $4.8 million, $4.1 million and $3.7 million for 2011, 2010 and 2009, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.

Purchase Commitments

        As of December 31, 2011, the Company had commitments to purchase minimum quantities of certain aerospace materials, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $165.9 million, with amounts in each of the next five years being as follows: $97.1 million, $17.2 million, $17.2 million, $17.2 million and $17.2 million, respectively.

Collective Bargaining Agreements

        As of December 31, 2011, approximately 12% of the Company's total employees are covered by collective bargaining agreements, which expire at various times over the next five years. Approximately 6% of the Company's employees are covered by 19 different collective bargaining agreements that expire during 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14. Commitments and Contingencies (Continued)

Environmental Contingencies

        The Company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. The Company's operations use minimal amounts of such substances.

        The Company believes it is in material compliance with environmental laws and regulations; however, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of the Company's owned or leased properties are located in industrial areas with histories of heavy industrial use. The Company may incur some environmental liabilities because of the location of these properties. In addition, the Company is currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, a wholly-owned subsidiary of the Company, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time it owned the manufacturing operations that are expected to cover the majority of the related costs. The Company does not expect that these obligations will have a material adverse impact on its consolidated financial position, results of operations or cash flows.

Legal Matters

        The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains various liability insurance coverage to protect the Company's assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 15. Earnings Per Share

        Basic earnings per share exclude any dilutive effects of options, restricted stock, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, warrants, and convertible securities, if any.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 15. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$343.8	$194.4	$148.2

Denominator:
Denominator for basic earnings per share—Weighted average shares	74,767,988	74,230,452	73,445,583

Effect of dilutive securities:
Stock options	273,765	241,928	256,396

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	75,041,753	74,472,380	73,701,979

Net income per share attributable to Reliance shareholders—diluted	$4.58	$2.61	$2.01

Net income per share attributable to Reliance shareholders—basic	$4.60	$2.62	$2.02

        The computations of earnings per share for the years ended December 31, 2011, 2010 and 2009 do not include approximately 3,430,843, 2,600,699 and 3,109,197 shares reserved for issuance upon exercise of stock options, respectively, because their inclusion would have been anti-dilutive.

Note 16. Condensed Consolidating Financial Statements

        In November 2006, the Company issued senior unsecured notes in the aggregate principal amount of $600 million at fixed interest rates that are guaranteed by its wholly-owned domestic subsidiaries. The accompanying combined and consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered." The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loan. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$15.1	$10.8	$58.7	$—	$84.6
Accounts receivable, less allowance for doubtful accounts	69.6	739.1	87.5	—	896.2
Inventories	43.7	1,017.4	151.7	—	1,212.8
Intercompany receivables	0.3	11.6	0.9	(12.8)	—
Other current assets	108.7	28.0	7.5	(63.1)	81.1

Total current assets	237.4	1,806.9	306.3	(75.9)	2,274.7
Investments in subsidiaries	3,217.0	273.9	—	(3,490.9)	—
Property, plant and equipment, net	100.0	931.5	74.0	—	1,105.5
Goodwill	23.8	1,115.7	104.8	—	1,244.3
Intangible assets, net	13.6	748.0	134.3	—	895.9
Intercompany receivables	1,229.9	35.9	—	(1,265.8)	—
Other assets	13.7	70.0	1.8	—	85.5

Total assets	$4,835.4	$4,981.9	$621.2	$(4,832.6)	$5,605.9

Liabilities & Equity
Accounts payable	$31.2	$270.6	$46.2	$(12.8)	$335.2
Accrued compensation and retirement costs	22.0	81.4	7.6	—	111.0
Other current liabilities	49.3	41.4	15.4	11.9	118.0
Deferred income taxes	—	75.0	—	(75.0)	—
Current maturities of long-term debt and short-term borrowings	0.2	0.2	11.8	—	12.2

Total current liabilities	102.7	468.6	81.0	(75.9)	576.4
Long-term debt	1,319.0	—	—	—	1,319.0
Intercompany borrowings	—	1,097.2	168.6	(1,265.8)	—
Other long-term liabilities	269.8	264.9	23.8	—	558.5
Total Reliance shareholders' equity	3,143.9	3,146.8	344.1	(3,490.9)	3,143.9
Noncontrolling interests	—	4.4	3.7	—	8.1

Total equity	3,143.9	3,151.2	347.8	(3,490.9)	3,152.0

Total liabilities and equity	$4,835.4	$4,981.9	$621.2	$(4,832.6)	$5,605.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2010
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$14.4	$8.0	$50.5	$—	$72.9
Accounts receivable, less allowance for doubtful accounts	58.1	586.2	52.7	—	697.0
Inventories	33.6	770.4	56.2	—	860.2
Intercompany receivables	0.3	12.4	—	(12.7)	—
Other current assets	99.8	27.3	5.1	(61.4)	70.8

Total current assets	206.2	1,404.3	164.5	(74.1)	1,700.9
Investments in subsidiaries	1,783.2	202.8	—	(1,986.0)	—
Property, plant and equipment, net	97.5	870.3	57.5	—	1,025.3
Goodwill	23.8	1,028.9	56.9	—	1,109.6
Intangible assets, net	9.8	681.1	64.9	—	755.8
Intercompany receivables	1,956.5	—	—	(1,956.5)	—
Other assets	4.9	71.4	1.0	—	77.3

Total assets	$4,081.9	$4,258.8	$344.8	$(4,016.6)	$4,668.9

Liabilities & Equity
Accounts payable	$24.5	$204.6	$28.6	$(12.7)	$245.0
Accrued compensation and retirement costs	14.9	64.8	5.4	—	85.1
Other current liabilities	37.6	40.1	5.0	—	82.7
Deferred income taxes	—	71.0	—	(61.4)	9.6
Current maturities of long-term debt and short-term borrowings	74.4	—	11.8	—	86.2

Total current liabilities	151.4	380.5	50.8	(74.1)	508.6
Long-term debt	854.9	0.2	—	—	855.1
Intercompany borrowings	—	1,926.9	29.6	(1,956.5)	—
Other long-term liabilities	251.9	218.2	5.0	—	475.1
Total Reliance shareholders' equity	2,823.7	1,729.5	256.5	(1,986.0)	2,823.7
Noncontrolling interests	—	3.5	2.9	—	6.4

Total equity	2,823.7	1,733.0	259.4	(1,986.0)	2,830.1

Total liabilities and equity	$4,081.9	$4,258.8	$344.8	$(4,016.6)	$4,668.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Income
For the year ended December 31, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$706.8	$7,103.0	$547.8	$(222.9)	$8,134.7
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	535.3	5,461.0	375.4	(223.0)	6,148.7
Warehouse, delivery, selling, general and administrative	72.0	1,187.8	86.8	(66.5)	1,280.1
Depreciation and amortization	14.3	109.8	9.0	—	133.1

	621.6	6,758.6	471.2	(289.5)	7,561.9
Operating income	85.2	344.4	76.6	66.6	572.8
Other income (expense):
Interest	(58.9)	(27.6)	(2.1)	28.8	(59.8)
Other income (expense), net	93.4	2.6	(2.0)	(95.4)	(1.4)

Income before equity in earnings of subsidiaries and income taxes	119.7	319.4	72.5	—	511.6
Equity in earnings of subsidiaries	204.5	32.1	—	(236.6)	—

Income before income taxes	324.2	351.5	72.5	(236.6)	511.6
Income tax (benefit) provision	(19.6)	166.7	15.3	—	162.4

Net income	343.8	184.8	57.2	(236.6)	349.2
Less: Net income attributable to noncontrolling interests	—	4.6	0.8	—	5.4

Net income attributable to Reliance	$343.8	$180.2	$56.4	$(236.6)	$343.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Income
For the year ended December 31, 2010
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$593.7	$5,550.6	$338.2	$(169.7)	$6,312.8
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	442.4	4,226.0	229.4	(169.9)	4,727.9
Warehouse, delivery, selling, general and administrative	116.3	978.7	71.5	(62.9)	1,103.6
Depreciation and amortization	13.0	101.3	6.3	—	120.6

	571.7	5,306.0	307.2	(232.8)	5,952.1
Operating income	22.0	244.6	31.0	63.1	360.7
Other income (expense):
Interest	(62.4)	(33.8)	(0.8)	35.8	(61.2)
Other income (expense), net	51.0	44.8	0.1	(98.9)	(3.0)

Income before equity in earnings of subsidiaries and income taxes	10.6	255.6	30.3	—	296.5
Equity in earnings of subsidiaries	144.3	10.7	—	(155.0)	—

Income before income taxes	154.9	266.3	30.3	(155.0)	296.5
Income tax (benefit) provision	(39.5)	130.6	7.5	—	98.6

Net income	194.4	135.7	22.8	(155.0)	197.9
Less: Net income attributable to noncontrolling interests	—	3.0	0.5	—	3.5

Net income attributable to Reliance	$194.4	$132.7	$22.3	$(155.0)	$194.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Income
For the year ended December 31, 2009
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$500.0	$4,736.5	$213.3	$(131.7)	$5,318.1
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	343.4	3,544.3	162.7	(131.8)	3,918.6
Warehouse, delivery, selling, general and administrative	86.8	950.1	53.5	(60.2)	1,030.2
Depreciation and amortization	13.0	101.4	4.5	—	118.9

	443.2	4,595.8	220.7	(192.0)	5,067.7
Operating income (loss)	56.8	140.7	(7.4)	60.3	250.4
Other income (expense):
Interest	(68.5)	(39.3)	(0.5)	40.8	(67.5)
Other income (expense), net	101.6	7.6	4.5	(101.1)	12.6

Income (loss) before equity in earnings (losses) of subsidiaries and income taxes	89.9	109.0	(3.4)	—	195.5
Equity in earnings (losses) of subsidiaries	36.4	(4.1)	—	(32.3)	—

Income (loss) before income taxes	126.3	104.9	(3.4)	(32.3)	195.5
Income tax (benefit) provision	(21.9)	68.5	(0.3)	—	46.3

Net income (loss)	148.2	36.4	(3.1)	(32.3)	149.2
Less: Net income attributable to noncontrolling interests	—	1.0	—	—	1.0

Net income attributable to Reliance	$148.2	$35.4	$(3.1)	$(32.3)	$148.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$343.8	$184.8	$57.2	$(236.6)	$349.2
Equity in earnings of subsidiaries	(204.5)	(34.3)	—	236.6	(2.2)
Other operating activities, net	(48.1)	(37.6)	(26.5)	—	(112.2)

Cash provided by operating activities	91.2	112.9	30.7	—	234.8
Investing activities:
Purchases of property, plant and equipment	(15.0)	(133.2)	(8.2)	—	(156.4)
Acquisitions of metals service centers, net of cash acquired and debt assumed	(166.2)	—	(147.1)	—	(313.3)
Net advances to subsidiaries	(229.9)	—	—	229.9	—
Other investing activities, net	(36.8)	(8.9)	0.1	40.7	(4.9)

Cash used in investing activities	(447.9)	(142.1)	(155.2)	270.6	(474.6)
Financing activities:
Net borrowings (repayments) of debt	389.8	(76.3)	(29.8)	—	283.7
Dividends paid	(35.9)	—	—	—	(35.9)
Net intercompany borrowings	—	112.0	117.9	(229.9)	—
Other financing activities, net	3.5	(3.7)	40.7	(40.7)	(0.2)

Cash provided by financing activities	357.4	32.0	128.8	(270.6)	247.6
Effect of exchange rate changes on cash and cash equivalents	—	—	3.9	—	3.9

Increase in cash and cash equivalents	0.7	2.8	8.2	—	11.7
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9

Cash and cash equivalents at end of period	$15.1	$10.8	$58.7	$—	$84.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2010
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$194.4	$135.7	$22.8	$(155.0)	$197.9
Equity in earnings of subsidiaries	(144.3)	(11.4)	—	155.0	(0.7)
Other operating activities, net	173.1	(148.8)	(7.4)	—	16.9

Cash provided by (used in) operating activities	223.2	(24.5)	15.4	—	214.1
Investing activities:
Purchases of property, plant and equipment	(10.7)	(93.8)	(6.9)	—	(111.4)
Acquisitions of metals service centers, net of cash acquired and debt assumed	(100.3)	—	—	—	(100.3)
Net advances to subsidiaries	(99.1)	—	—	99.1	—
Other investing activities, net	(5.0)	49.8	0.1	5.0	49.9

Cash used in investing activities	(215.1)	(44.0)	(6.8)	104.1	(161.8)
Financing activities:
Net borrowings (repayments) of debt	1.8	(23.3)	3.1	—	(18.4)
Dividends paid	(29.7)	—	—	—	(29.7)
Intercompany borrowings	—	94.7	4.4	(99.1)	—
Other financing activities, net	25.2	(1.8)	5.2	(5.0)	23.6

Cash (used in) provided by financing activities	(2.7)	69.6	12.7	(104.1)	(24.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.1	—	2.1

Increase in cash and cash equivalents	5.4	1.1	23.4	—	29.9
Cash and cash equivalents at beginning of period	9.0	6.9	27.1	—	43.0

Cash and cash equivalents at end of period	$14.4	$8.0	$50.5	$—	$72.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2009
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$148.2	$36.4	$(3.1)	$(32.3)	$149.2
Equity in (earnings) losses of subsidiaries	(36.4)	2.7	—	32.3	(1.4)
Other operating activities, net	(9.4)	772.8	31.8	—	795.2

Cash provided by operating activities	102.4	811.9	28.7	—	943.0
Investing activities:
Purchases of property, plant and equipment	(10.3)	(46.2)	(13.4)	—	(69.9)
Net repayments from subsidiaries	748.9	—	—	(748.9)	—
Other investing activities, net	0.1	(24.0)	0.2	—	(23.7)

Cash provided by (used in) investing activities	738.7	(70.2)	(13.2)	(748.9)	(93.6)
Financing activities:
Net (repayments) borrowings of debt	(829.5)	(1.9)	0.2	—	(831.2)
Dividends paid	(29.4)	—	—	—	(29.4)
Intercompany (repayments) borrowings	—	(750.1)	1.2	748.9	—
Other financing activities, net	5.5	(2.0)	(2.7)	—	0.8

Cash used in financing activities	(853.4)	(754.0)	(1.3)	748.9	(859.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.4	—	1.4

(Decrease) increase in cash and cash equivalents	(12.3)	(12.3)	15.6	—	(9.0)
Cash and cash equivalents at beginning of period	21.3	19.2	11.5	—	52.0

Cash and cash equivalents at end of period	$9.0	$6.9	$27.1	$—	$43.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 17. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2011:
Net sales	$1,912.7	$2,049.5	$2,138.6	$2,033.9
Cost of sales	1,406.4	1,538.7	1,644.7	1,558.9
Gross profit(1)	506.3	510.8	493.9	475.0
Net income	93.6	100.2	86.3	69.1
Net income attributable to Reliance	92.3	98.7	84.9	67.9
Diluted earnings per common share attributable to Reliance shareholders	1.23	1.31	1.13	0.91
Basic earnings per common share attributable to Reliance shareholders	1.24	1.32	1.13	0.91
2010:
Net sales	$1,454.1	$1,620.6	$1,653.8	$1,584.3
Cost of sales	1,076.0	1,203.8	1,257.6	1,190.5
Gross profit(1)	378.1	416.8	396.2	393.8
Net income	45.0	62.8	49.3	40.8
Net income attributable to Reliance	44.7	61.5	48.7	39.5
Diluted earnings per common share attributable to Reliance shareholders	0.60	0.83	0.65	0.53
Basic earnings per common share attributable to Reliance shareholders	0.60	0.83	0.65	0.53

(1)
Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. The Company uses gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Amounts Charged to Other Accounts		Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$22.0	$18.8	$19.6	(1)	$0.1		$21.3
Year Ended December 31, 2010
Allowance for doubtful accounts	$21.3	$11.9	$13.8	(1)	$(2.1)	(2)	$17.2
Year Ended December 31, 2011
Allowance for doubtful accounts	$17.2	$12.8	$8.0	(1)	$0.2		$22.2

(1)
Uncollectible accounts written off.

(2)
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

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Under the supervision and with the participation of the Company's management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Reliance Steel & Aluminum Co.:

        We have audited Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 24, 2012

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The narrative and tabular information included under the caption "Management" and under the caption "Compliance with Section 16(a)" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012 are incorporated herein by reference.

Item 11.    Executive Compensation.

        The narrative and tabular information, including footnotes thereto, included under the caption "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The narrative and tabular information, including footnotes thereto, included under the caption "Securities Ownership of Certain Beneficial Owners and Management" of the Proxy Statement are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The narrative information included under the caption "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The narrative and tabular information included under the caption "Independent Registered Public Accounting Firm" of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements (included in Item 8).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements

(2)
Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

  (3)
  Exhibits

Exhibit Number	Description
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company.(1)
3.01	Registrant's Restated Articles of Incorporation.(2)
3.02	Registrant's Amended and Restated Bylaws.(3)
3.03	Amendment to Registrant's Restated Articles of Incorporation dated May 29, 1998.(4)
4.01
Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture.(5)
4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan.(6)
4.03
Form of Second Amended and Restated Credit Agreement dated as of July 26, 2011 by and among the Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the lenders identified therein.(7)
10.01	Registrant's Form of Indemnification Agreement for officers and directors.(2)
10.02	Registrant's Supplemental Executive Retirement Plan dated January 1, 1996.(4)
10.03	Registrant's Amended and Restated Directors Stock Option Plan.(9)
10.04	Registrant's Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)
10.05	Omnibus Amendment to Note Purchase Agreements.(12)
10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto.(13)
10.07	Omnibus Amendment No. 2 to Note Purchase Agreements.(14)
10.08	Corporate Officers Bonus Plan effective January 1, 2008.(15)
10.09	Registrant's Deferred Compensation Plan effective December 1, 2008.(16)
10.10	Registrant's Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(16)
10.11	Registrant's Directors Equity Plan.(10)
14.01	Registrant's Code of Conduct.(17)
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24	Power of Attorney.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit Number	Description
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.(19)
101.SCH	XBRL Taxonomy Extension Schema Document(19)
101.CAL	XBRL Taxonomy Calculation Linkbase Document.(19)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(19)
101.LAB	XBRL Taxonomy Label Linkbase Document.(19)
101.PRE	XBRL Taxonomy Presentation Linkbase Document.(19)

(1)
Incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K, originally filed on January 19, 2006.

(2)
Incorporated by reference from Exhibits 3.01 and 10.03, respectively, to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)
Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K/A dated May 18, 2011.

(4)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(5)
Incorporated by reference from Exhibits 10.1 and 10.2 to Registrant's Current Report on Form 8-K dated November 20, 2006.

(6)
Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant's Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(7)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 26, 2011.

(8)
Intentionally omitted.

(9)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(10)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 18, 2011.

(11)
Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant's Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(12)
Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 13, 2005.

(13)
Incorporated by reference from Exhibit 2.2 to Registrant's Current Report on Form 8-K dated July 1, 2003.

(14)
Incorporated by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K dated April 3, 2006.

(15)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 21, 2008

(16)
Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

(17)
Incorporated by reference from Exhibit 14.01 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

(18)
Set forth on page 103 of this report.

(19)
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 24th day of February 2012.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 24, 2012
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 24, 2012
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 24, 2012
/s/ JOHN G. FIGUEROA John G. Figueroa	Director	February 24, 2012
/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 24, 2012

Signatures	Title	Date

/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 24, 2012
/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 24, 2012
/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	February 24, 2012
/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 24, 2012
/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 24, 2012

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company.(1)
3.01	Registrant's Restated Articles of Incorporation.(2)
3.02	Registrant's Amended and Restated Bylaws.(3)
3.03	Amendment to Registrant's Restated Articles of Incorporation dated May 29, 1998.(4)
4.01
Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture.(5)
4.02	Earle M. Jorgensen Company 2004 Stock Incentive Plan.(6)
4.03
Form of Second Amended and Restated Credit Agreement dated as of July 26, 2011 by and among the Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the lenders identified therein.(7)
10.01	Registrant's Form of Indemnification Agreement for officers and directors.(2)
10.02	Registrant's Supplemental Executive Retirement Plan dated January 1, 1996.(4)
10.03	Registrant's Amended and Restated Directors Stock Option Plan.(9)
10.04	Registrant's Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)
10.05	Omnibus Amendment to Note Purchase Agreements.(12)
10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto.(13)
10.07	Omnibus Amendment No. 2 to Note Purchase Agreements.(14)
10.08	Corporate Officers Bonus Plan effective January 1, 2008.(15)
10.09	Registrant's Deferred Compensation Plan effective December 1, 2008.(16)
10.10	Registrant's Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(16)
10.11	Registrant's Directors Equity Plan.(10)
14.01	Registrant's Code of Conduct.(17)
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP.
24	Power of Attorney.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit Number	Description	Sequentially Numbered Page
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.(19)
101.SCH	XBRL Taxonomy Extension Schema Document(19)
101.CAL	XBRL Taxonomy Calculation Linkbase Document.(19)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(19)
101.LAB	XBRL Taxonomy Label Linkbase Document.(19)
101.PRE	XBRL Taxonomy Presentation Linkbase Document.(19)

(1)
Incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K, originally filed on January 19, 2006.

(2)
Incorporated by reference from Exhibits 3.01 and 10.03, respectively, to Registrant's Registration Statement on Form S-1, as amended, originally filed on May 25, 1994 as Commission File No. 33-79318.

(3)
Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K/A dated May 18, 2011.

(4)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(5)
Incorporated by reference from Exhibits 10.1 and 10.2 to Registrant's Current Report on Form 8-K dated November 20, 2006.

(6)
Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant's Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(7)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 26, 2011.

(8)
Intentionally omitted.

(9)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(10)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 18, 2011.

(11)
Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant's Registration Statement on Form S-8 filed on August 4, 2006 as Commission File No. 333-136290.

(12)
Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 13, 2005.

(13)
Incorporated by reference from Exhibit 2.2 to Registrant's Current Report on Form 8-K dated July 1, 2003.

(14)
Incorporated by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K dated April 3, 2006.

(15)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 21, 2008

(16)
Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

(17)
Incorporated by reference from Exhibit 14.01 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

(18)
Set forth on page 103 of this report.

(19)
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.