Form 10-Q
period 2012-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2012-05-04
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 75,135,657 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2012	December 31, 2011*
ASSETS
Current assets:
Cash and cash equivalents	$70.0	$84.6
Accounts receivable, less allowance for doubtful accounts of $23.3 at March 31, 2012 and $22.2 at December 31, 2011	1,044.2	896.2
Inventories	1,399.4	1,212.8
Prepaid expenses and other current assets	38.9	47.8
Deferred income taxes	33.4	33.3
Total current assets	2,585.9	2,274.7
Property, plant and equipment:
Land	147.5	145.8
Buildings	660.9	656.8
Machinery and equipment	1,013.9	982.9
Accumulated depreciation	(701.7)	(680.0)
	1,120.6	1,105.5

Goodwill	1,249.6	1,244.3
Intangible assets, net	890.9	895.9
Cash surrender value of life insurance policies, net	40.3	41.9
Investments in unconsolidated entities	16.4	16.2
Other assets	28.1	27.4
Total assets	$5,931.8	$5,605.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$433.7	$335.2
Accrued expenses	62.6	54.0
Accrued compensation and retirement costs	73.6	111.0
Accrued insurance costs	44.1	42.1
Current maturities of long-term debt and short-term borrowings	12.1	12.2
Income taxes payable	49.6	21.9
Total current liabilities	675.7	576.4
Long-term debt	1,419.0	1,319.0
Long-term retirement costs	91.5	88.6
Other long-term liabilities	29.0	30.1
Deferred income taxes	442.1	439.8
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 75,122,110 at March 31, 2012 and 75,007,694 at December 31, 2011, stated capital	666.6	657.1
Retained earnings	2,599.8	2,495.6
Accumulated other comprehensive loss	(1.0)	(8.8)
Total Reliance shareholders’ equity	3,265.4	3,143.9
Noncontrolling interests	9.1	8.1
Total equity	3,274.5	3,152.0
Total liabilities and equity	$5,931.8	$5,605.9

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$2,288.3	$1,912.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,710.5	1,406.4
Warehouse, delivery, selling, general and administrative	357.7	318.5
Depreciation and amortization	35.5	33.0
	2,103.7	1,757.9

Operating income	184.6	154.8

Other income (expense):
Interest	(14.5)	(14.6)
Other income, net	6.5	0.2
Income before income taxes	176.6	140.4
Income tax provision	58.7	46.8
Net income	117.9	93.6
Less: Net income attributable to noncontrolling interests	1.7	1.3
Net income attributable to Reliance	$116.2	$92.3

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.54	$1.23

Basic earnings per common share attributable to Reliance shareholders	$1.55	$1.24

Cash dividends per share	$0.15	$0.12

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2012	2011

Net income	$117.9	$93.6

Other comprehensive income:
Foreign currency translation gain	7.6	6.6
Unrealized gain on investments, net of tax	0.2	0.1
Total other comprehensive income	7.8	6.7
Comprehensive income	125.7	100.3
Less: comprehensive income attributable to noncontrolling interests	(1.7)	(1.3)
Comprehensive income attributable to Reliance	$124.0	$99.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNUAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2012	2011

Operating activities:
Net income	$117.9	$93.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	35.5	33.0
Deferred income tax benefit	(1.2)	(1.2)
Gain on sales of property, plant and equipment	(0.1)	—
Equity in earnings of unconsolidated entities	(0.5)	(0.7)
Dividends received from unconsolidated entities	0.3	0.3
Share-based compensation expense	4.9	4.8
Tax deficit from share-based compensation	0.1	—
Net (gain) loss from life insurance policies	(1.2)	1.6
Changes in operating assets and liabilities (excluding effect of business acquired):
Accounts receivable	(143.6)	(215.1)
Inventories	(182.2)	(228.2)
Prepaid expenses and other assets	9.0	34.6
Accounts payable and other liabilities	97.9	175.9
Net cash used in operating activities	(63.2)	(101.4)

Investing activities:
Purchases of property, plant and equipment	(34.6)	(35.8)
Acquisition of a metals service center, net of cash acquired	(10.0)	—
Proceeds from sales of property, plant and equipment	0.2	0.9
Net proceeds from redemption of life insurance policies	2.8	0.1
Net cash used in investing activities	(41.6)	(34.8)

Financing activities:
Net short-term debt repayments	(0.4)	—
Proceeds from long-term debt borrowings	221.0	197.0
Principal payments on long-term debt	(122.2)	(52.0)
Payments to noncontrolling interest holders	(0.7)	(0.8)
Dividends paid	(11.2)	(9.0)
Tax deficit from share-based compensation	(0.1)	—
Exercise of stock options	4.6	3.9
Net cash provided by financing activities	91.0	139.1
Effect of exchange rate changes on cash	(0.8)	1.0
(Decrease) increase in cash and cash equivalents	(14.6)	3.9
Cash and cash equivalents at beginning of year	84.6	72.9
Cash and cash equivalents at end of period	$70.0	$76.8

Supplemental cash flow information:
Interest paid during the period	$5.2	$2.9
Income taxes paid during the period	$32.6	$4.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Our investments in unconsolidated subsidiaries are recorded under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

2.  Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2012, we adopted changes issued by the Financial Accounting Standards Board (“FASB”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. We elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on our consolidated financial statements. The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

On January 1, 2012, we adopted changes issued by the FASB to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The new guidance changed certain fair value measurement principles and enhanced the disclosure requirements particularly for level 3 fair value measurements. The adoption of these changes did not have a material impact on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.  Acquisitions

2012 Acquisition

Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and is a contract manufacturer that provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey had net sales of $3.6 million for the two months ended March 31, 2012.

2011 Acquisition

Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies for a combined transaction value of approximately $440.8 million.  Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States.  This acquisition aligns well with our diversification strategy by increasing our exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods (“OCTG”) products, new processing capabilities, and entry into new international markets.  Continental and its affiliates had combined net sales of approximately $125.0 million for the three months ended March 31, 2012.

The purchase price allocation for Continental and McKey are preliminary and are pending the completion of various pre- and post-acquisition period income tax returns.

4.  Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows:

(in millions)
Balance as of December 31, 2011	$1,244.3
Acquisition	3.1
Effect of foreign currency translation	2.2
Balance as of March 31, 2012	$1,249.6

We had no accumulated impairment losses related to goodwill as of March 31, 2012.

5.  Intangible Assets, net

The following table summarizes our intangible assets, net:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.6	$(7.0)	$7.3	$(6.9)
Loan fees	31.2	(18.3)	31.2	(17.6)
Customer lists/relationships	480.7	(123.6)	477.7	(114.2)
Software – internal use	8.1	(4.9)	8.1	(4.7)
Other	6.7	(2.2)	6.6	(2.2)
	534.3	(156.0)	530.9	(145.6)
Intangible assets not subject to amortization:
Trade names	512.6	—	510.6	—
	$1,046.9	$(156.0)	$1,041.5	$(145.6)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets recorded in connection with the McKey acquisition were $2.3 million (see Note 3). We recognized amortization expense for intangible assets of $10.2 million and $7.9 million for the three months ended March 31, 2012 and 2011, respectively. Other changes in intangible assets, net during the three months ended March 31, 2012 are due to foreign currency translation gains of $2.9 million.

The following is a summary of estimated aggregated amortization expense for the remaining nine months of 2012 and each of the succeeding five years:

(in millions)
2012	$30.6
2013	40.7
2014	38.7
2015	37.1
2016	35.4
2017	30.0

6.  Income Taxes

Our effective income tax rates for the three months ended March 31, 2012 and 2011 were 33.2% and 33.3%, respectively. Permanent items that impacted our effective income tax rates were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

7.  Debt

Debt consists of the following:

	March 31,	December 31,
	2012	2011
	(in millions)

Unsecured revolving credit facility due July 26, 2016	$745.0	$645.0
Senior unsecured notes due July 2, 2013	75.0	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.7	12.8
Total	1,432.7	1,332.8
Less: unamortized discount	(1.6)	(1.6)
Less: amounts due within one year and short-term borrowings	(12.1)	(12.2)
Total long-term debt	$1,419.0	$1,319.0

Unsecured Revolving Credit Facility

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of March 31, 2012.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of March 31, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.74% and 1.78% as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had $35.5 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $214.5 million of letters of credit.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revolving Credit Facilities — Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $24.2 million are in place for operations in Asia and Europe with combined outstanding balances of $11.6 million and $11.8 million as of March 31, 2012 and December 31, 2011, respectively.

Senior Unsecured Notes — Private Placements

We have $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of March 31, 2012. At March 31, 2012, the outstanding senior notes bear interest at a fixed rate of 5.35% and have a remaining life of 1.3 years, maturing in July 2013.

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

Covenants

The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended March 31, 2012 was approximately 10.1 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of March 31, 2012 calculated in accordance with the terms of the revolving credit facility was 31.0% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of March 31, 2012 was $1.09 billion compared to Reliance shareholders’ equity balance of $3.27 billion as of March 31, 2012.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 86% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of March 31, 2012.

We were in compliance with all debt covenants as of March 31, 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.  Equity

Common Stock

During the three months ended March 31, 2012, we issued 114,416 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $4.6 million.

Share Based Compensation

On March 16, 2012, we granted 391,050 restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU has a service condition and cliff vests at December 31, 2014 and consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  In addition to the service criteria, 138,700 of the RSUs also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the restricted stock units granted was $57.42 per share, determined based on the closing price of our common stock on the grant date.

Share Repurchase Program

As of March 31, 2012, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2012 or 2011. Repurchased shares are redeemed and treated as authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	March 31,	December 31,
	2012	2011
	(in millions)
Foreign currency translation gain	$18.0	$10.4
Unrealized loss on investments, net of tax	(0.2)	(0.4)
Minimum pension liability, net of tax	(18.8)	(18.8)
Total accumulated other comprehensive loss	$(1.0)	$(8.8)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $11.5 million, respectively, as of March 31, 2012 and December 31, 2011.

9.  Commitments and Contingencies

We are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of our wholly-owned subsidiary Earle M. Jorgensen Company (“EMJ”) that were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.  Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted stock, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(in millions except for share and per share amounts)
Numerator:
Net income attributable to Reliance	$116.2	$92.3

Denominator:
Denominator for basic earnings per share — Weighted average shares	74,922,487	74,619,804

Effect of dilutive securities:
Stock options and restricted stock	504,065	404,062

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	75,426,552	75,023,866

Net income per share attributable to Reliance shareholders — diluted	$1.54	$1.23

Net income per share attributable to Reliance shareholders — basic	$1.55	$1.24

The computations of earnings per share for the three months ended March 31, 2012 and 2011 do not include 2,475,395 and 3,098,100 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

11. Subsequent Events

Effective April, 27, 2012, through our wholly-owned subsidiary Precision Strip, Inc., we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc.  The Vonore plant operates as a Precision Strip, Inc. location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.

Effective April 4, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas. NSA was founded in 1985 and has additional locations in Anaheim, California, Buford, Georgia and Tulsa, Oklahoma. Net sales of NSA for the twelve months ended October 31, 2011 were approximately $96.0 million.

We funded these acquisitions with borrowings of approximately $101.9 million on our revolving credit facility.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Condensed Consolidating Financial Statements

In November 2006, we issued senior unsecured notes in the aggregate principal amount of $600 million at fixed interest rates that are guaranteed by our wholly-owned domestic subsidiaries. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$15.0	$11.3	$43.7	$—	$70.0
Accounts receivable, less allowance for doubtful accounts	84.0	860.0	100.2	—	1,044.2
Inventories	57.1	1,173.2	169.1	—	1,399.4
Intercompany receivables	0.4	12.4	2.2	(15.0)	—
Other current assets	123.1	28.3	9.9	(89.0)	72.3
Total current assets	279.6	2,085.2	325.1	(104.0)	2,585.9

Investments in subsidiaries	3,292.2	292.5	—	(3,584.7)	—
Property, plant and equipment, net	99.9	943.7	77.0	—	1,120.6
Goodwill	23.8	1,119.0	106.8	—	1,249.6
Intangible assets, net	12.9	742.4	135.6	—	890.9
Intercompany receivables	1,342.4	36.6	—	(1,379.0)	—
Other assets	14.4	68.7	1.7	—	84.8
Total assets	$5,065.2	$5,288.1	$646.2	$(5,067.7)	$5,931.8

Liabilities & Equity
Accounts payable	$40.3	$355.2	$53.2	$(15.0)	$433.7
Accrued compensation and retirement costs	9.7	58.4	5.5	—	73.6
Other current liabilities	60.0	98.4	11.9	(14.0)	156.3
Deferred income taxes	—	75.0	—	(75.0)	—
Current maturities of long-term debt and short-term borrowings	0.3	0.2	11.6	—	12.1
Total current liabilities	110.3	587.2	82.2	(104.0)	675.7
Long-term debt	1,419.0	—	—	—	1,419.0
Intercompany borrowings	—	1,214.4	164.6	(1,379.0)	—
Other long-term liabilities	270.5	267.7	24.4	—	562.6
Total Reliance shareholders’ equity	3,265.4	3,213.6	371.1	(3,584.7)	3,265.4
Noncontrolling interests	—	5.2	3.9	—	9.1
Total equity	3,265.4	3,218.8	375.0	(3,584.7)	3,274.5
Total liabilities and equity	$5,065.2	$5,288.1	$646.2	$(5,067.7)	$5,931.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance Sheet
As of December 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$15.1	$10.8	$58.7	$—	$84.6
Accounts receivable, less allowance for doubtful accounts	69.6	739.1	87.5	—	896.2
Inventories	43.7	1,017.4	151.7	—	1,212.8
Intercompany receivables	0.3	11.6	0.9	(12.8)	—
Other current assets	108.7	28.0	7.5	(63.1)	81.1
Total current assets	237.4	1,806.9	306.3	(75.9)	2,274.7

Investments in subsidiaries	3,217.0	273.9	—	(3,490.9)	—
Property, plant and equipment, net	100.0	931.5	74.0	—	1,105.5
Goodwill	23.8	1,115.7	104.8	—	1,244.3
Intangible assets, net	13.6	748.0	134.3	—	895.9
Intercompany receivables	1,229.9	35.9	—	(1,265.8)	—
Other assets	13.7	70.0	1.8	—	85.5
Total assets	$4,835.4	$4,981.9	$621.2	$(4,832.6)	$5,605.9

Liabilities & Equity
Accounts payable	$31.2	$270.6	$46.2	$(12.8)	$335.2
Accrued compensation and retirement costs	22.0	81.4	7.6	—	111.0
Other current liabilities	49.3	41.4	15.4	11.9	118.0
Deferred income taxes	—	75.0	—	(75.0)	—
Current maturities of long-term debt and short-term borrowings	0.2	0.2	11.8	—	12.2
Total current liabilities	102.7	468.6	81.0	(75.9)	576.4
Long-term debt	1,319.0	—	—	—	1,319.0
Intercompany borrowings	—	1,097.2	168.6	(1,265.8)	—
Other long-term liabilities	269.8	264.9	23.8	—	558.5
Total Reliance shareholders’ equity	3,143.9	3,146.8	344.1	(3,490.9)	3,143.9
Noncontrolling interests	—	4.4	3.7	—	8.1
Total equity	3,143.9	3,151.2	347.8	(3,490.9)	3,152.0
Total liabilities and equity	$4,835.4	$4,981.9	$621.2	$(4,832.6)	$5,605.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$192.7	$1,972.1	$191.6	$(68.1)	$2,288.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	153.7	1,487.8	137.2	(68.2)	1,710.5
Warehouse, delivery, selling, general and administrative	15.0	344.4	24.8	(26.5)	357.7
Depreciation and amortization	3.5	29.2	2.8	—	35.5
	172.2	1,861.4	164.8	(94.7)	2,103.7

Operating income	20.5	110.7	26.8	26.6	184.6

Other income (expense):
Interest	(14.4)	(3.9)	(0.7)	4.5	(14.5)
Other income, net	33.9	2.7	1.0	(31.1)	6.5
Income before equity in earnings of subsidiaries and income taxes	40.0	109.5	27.1	—	176.6
Equity in earnings of subsidiaries	68.0	9.9	—	(77.9)	—
Income before income taxes	108.0	119.4	27.1	(77.9)	176.6
Income tax (benefit) provision	(8.2)	62.2	4.7	—	58.7
Net income	116.2	57.2	22.4	(77.9)	117.9
Less: Net income attributable to noncontrolling interests	—	1.5	0.2	—	1.7
Net income attributable to Reliance	$116.2	$55.7	$22.2	$(77.9)	$116.2

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$116.2	$57.2	$22.4	$(77.9)	$117.9
Equity in earnings of subsidiaries	(68.0)	(10.4)	—	77.9	(0.5)
Other operating activities, net	(26.5)	(125.1)	(29.0)	—	(180.6)
Cash provided by (used in) operating activities	21.7	(78.3)	(6.6)	—	(63.2)

Investing activities:
Purchases of property, plant and equipment	(2.7)	(28.7)	(3.2)	—	(34.6)
Acquisition of a metal service center, net of cash acquired	—	(10.0)	—	—	(10.0)
Net advances to subsidiaries	(112.5)	—	—	112.5	—
Other investing activities, net	—	3.0	—	—	3.0
Cash used in investing activities	(115.2)	(35.7)	(3.2)	112.5	(41.6)

Financing activities:
Net short-term debt repayments	—	—	(0.4)	—	(0.4)
Proceeds from long-term debt borrowings	221.0	—	—	—	221.0
Principal payments on long-term debt	(120.9)	(1.3)	—	—	(122.2)
Dividends paid	(11.2)	—	—	—	(11.2)
Net intercompany borrowings (repayments)	—	116.5	(4.0)	(112.5)	—
Other financing activities, net	4.5	(0.7)	—	—	3.8
Cash provided by (used in) financing activities	93.4	114.5	(4.4)	(112.5)	91.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.8)	—	(0.8)
(Decrease) increase in cash and cash equivalents	(0.1)	0.5	(15.0)	—	(14.6)
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6
Cash and cash equivalents at end of period	$15.0	$11.3	$43.7	$—	$70.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$92.3	$49.4	$12.8	$(60.9)	$93.6
Equity in earnings of subsidiaries	(53.1)	(8.5)	—	60.9	(0.7)
Other operating activities, net	(0.9)	(175.4)	(18.0)	—	(194.3)
Cash provided by (used in) operating activities	38.3	(134.5)	(5.2)	—	(101.4)

Investing activities:
Purchases of property, plant and equipment	(1.8)	(33.7)	(0.3)	—	(35.8)
Net advances to subsidiaries	(178.2)	—	—	178.2	—
Other investing activities, net	—	1.0	—	—	1.0
Cash used in investing activities	(180.0)	(32.7)	(0.3)	178.2	(34.8)

Financing activities:
Proceeds from long-term debt borrowings	197.0	—	—	—	197.0
Principal payments on long-term debt	(51.1)	(0.9)	—	—	(52.0)
Dividends paid	(9.0)	—	—	—	(9.0)
Net intercompany borrowings	—	177.9	0.3	(178.2)	—
Other financing activities, net	3.9	(0.8)	—	—	3.1
Cash provided by financing activities	140.8	176.2	0.3	(178.2)	139.1
Effect of exchange rate changes on cash and cash equivalents	—	—	1.0	—	1.0
(Decrease) increase in cash and cash equivalents	(0.9)	9.0	(4.2)	—	3.9
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9
Cash and cash equivalents at end of period	$13.5	$17.0	$46.3	$—	$76.8

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2012 Acquisitions

Effective April, 27, 2012, through our wholly-owned subsidiary Precision Strip, Inc., we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc.  The Vonore plant operates as a Precision Strip, Inc. location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.

Effective April 4, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas. NSA was founded in 1985 and has additional locations in Anaheim, California, Buford, Georgia and Tulsa, Oklahoma. Net sales of NSA for the twelve months ended October 31, 2011 were approximately $96.0 million.

Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and is a contract manufacturer that provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey had net sales of $3.6 million for the two months ended March 31, 2012.

2011 Acquisition

Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies for a combined transaction value of approximately $440.8 million. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States.  This acquisition aligns well with our diversification strategy by increasing our exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods (“OCTG”) products, new processing capabilities, and entry into new international markets.  Continental and its affiliates had combined net sales of approximately $125.0 million for the three months ended March 31, 2012.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth certain income statement data for the three-month periods ended March 31, 2012 and 2011 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales

Net sales	$2,288.3	100.0%	$1,912.7	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,710.5	74.7	1,406.4	73.5

Gross profit (1)	577.8	25.3	506.3	26.5

Warehouse, delivery, selling, general and administrative expenses	357.7	15.6	318.5	16.7

Depreciation expense	25.3	1.1	25.1	1.3

Amortization expense	10.2	0.4	7.9	0.4

Operating income	$184.6	8.1%	$154.8	8.1%

(1) Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as fluctuations in our gross profit and gross profit margin can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2012	2011	Change	Change
	(in millions)
Net sales	$2,288.3	$1,912.7	$375.6	19.6%
Net sales, same-store	$2,159.7	$1,912.7	$247.0	12.9%

	Three Months Ended
	March 31,		Tons	Percentage
	2012	2011	Change	Change
	(in thousands)
Tons sold	1,173.7	1,031.7	142.0	13.8%
Tons sold, same-store	1,136.8	1,031.7	105.1	10.2%

	Three Months Ended
	March 31,		Price/Ton	Percentage
	2012	2011	Change	Change
Average selling price per ton sold	$1,953	$1,854	$99	5.3%
Average selling price per ton sold, same-store	$1,903	$1,854	$49	2.6%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2012 and 2011 acquisitions.

We have continued to see steady improvement in our tons sold in 2012. In general, business activity in most all of our markets served is better in 2012 than in the same period in 2011. In 2012, our strongest markets continue to be energy, oil and gas, aerospace, farm and heavy equipment, auto (through our toll processing businesses), general manufacturing and semiconductor and electronics. We have seen improvements again in our non-residential construction related business mainly through industrial construction projects, but it still lags the growth we have seen in other areas.

Our major commodity selling prices changed during the three-month period ended March 31, 2012 from the same period in 2011 as follows: carbon steel up 5.1%; aluminum up 1.8%; stainless steel down 3.5%; and alloy up 9.6%. Mill prices for carbon, alloy and aluminum products were generally higher in the 2012 first quarter as compared to the 2011 first quarter, allowing us to increase our selling prices to our customers. The stainless steel price decline was mainly due to fluctuations in the nickel surcharge, which is primarily driven by global market price for nickel. In general, fluctuations in mill prices for our products in 2011 and so far in 2012 have mainly been driven by raw material costs at the mills.

Cost of Sales

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Cost of sales	$1,710.5	74.7%	$1,406.4	73.5%	$304.1	21.6%

The increase in cost of sales in the three-month period ended March 31, 2012 is due to increase in tons sold, as well as increased costs for most products we sell compared to the same period in 2011 (see “Net Sales” above for trends in both demand and costs of our products).

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $7.5 million in the three-month period ended March 31, 2012 compared to a charge, or expense, of $20.0 million in the same period in 2011.

We currently estimate our full year 2012 LIFO adjustment to be a charge, or expense, of $30.0 million as we expect that both our quantities and our average cost of inventory at December 31, 2012 will be higher than at January 1, 2012.

Gross Profit

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Gross profit	$577.8	25.3%	$506.3	26.5%	$71.5	14.1%

Our gross profit margin for the three-month period ended March 31, 2012 was lower than our gross profit margin in the three-month period ended March 31, 2011 due to an environment of steady and significant price increases experienced in the 2011 three-month period. This type of pricing environment allows us to enhance our gross profit margins as we were able to increase our selling prices in advance of receiving the higher cost material. Although mills did announce price increases in the 2012 first quarter for certain of our products, they were smaller in scale and faced some resistance in the market, which pressured our ability to pass the increases on to our customers.  See also “Cost of Sales” above for discussion of our LIFO reserve adjustments.

Expenses

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
S,G&A expense	$357.7	15.6%	$318.5	16.7%	$39.2	12.3%
S,G&A expense, same-store	$344.7	16.0%	$318.5	16.7%	$26.2	8.2%
Depreciation & amortization expenses	$35.5	1.6%	$33.0	1.7%	$2.5	7.6%

Our three-month period ended March 31, 2012 warehouse, delivery, selling, general and administrative expense (“S,G&A expense”) as a percent of net sales decreased as compared to the same period in 2011 because of our higher sales volumes and pricing on a relatively consistent cost structure. The additional expenses of our 2012 and 2011 acquisitions, increases in variable compensation expenses due to both increased volume and profits, and increases in certain warehouse and delivery expenses that resulted from improved demand and increased fuel costs accounted for most of the increase in S,G&A expense during the three-month period ended March 31, 2012 compared to the same period in 2011.

The increase in depreciation and amortization expense was mainly due to our 2012 and 2011 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Operating income	$184.6	8.1%	$154.8	8.1%	$29.8	19.3%

The higher gross profit dollars generated on higher sales offset by only moderate increases in S,G&A expense significantly improved our operating income level in the three-month period ended March 31, 2012. Our operating income margins, however, were consistent in both periods as the impact of lower gross profit margins in the three month period March 31, 2012 was offset by a decrease in our SG&A expense as a percent of net sales due to our ability to effectively leverage our cost structure with improved demand for our products.

Income Tax Rate

Our effective income tax rate in the three-month period ended March 31, 2012 was 33.2% compared to our 2011 three-month rate of 33.3%. Permanent items that impacted our effective income tax rates were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies and domestic production activities deductions.

Net Income Attributable to Reliance

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
Net income attributable to Reliance	$116.2	5.1%	$92.3	4.8%	$23.9	25.9%

The increase in net income attributable to Reliance in the three-month period ended March 31, 2012 was primarily the result of more favorable demand for our products, which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses, and from our 2011 and 2012 acquisitions.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $63.2 million in the three-month period ended March 31, 2012 as compared to $101.4 million in the same period in 2011. As a result of increased demand levels and higher mill prices from December 31, 2011, our working capital, primarily accounts receivable and inventories, has increased from year-end levels.  However, we were able to fund these increases partially with our profitable business activities, increases in our accounts payable and accrued expenses and borrowings on our $1.5 billion revolving credit facility. Our receivables and FIFO inventories increased by $143.6 million and $189.7 million, respectively, from December 31, 2011 levels, offset with increases in our accounts payable and accrued expenses of approximately $97.9 million.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2012 our days sales outstanding rate was approximately 41.2 days compared to 41.6 days at December 31, 2011.  Our inventory turn rate (based on dollars) during the three-month period ended March 31, 2012 was about 4.3 times (or 2.8 months on hand), compared to our 2011 annual rate of 4.4 times (or 2.7 months on hand). Our turns were impacted by the Continental acquisition in August 2011. Excluding Continental, our 2012 inventory turn rate (based on dollars) was 4.6 times (or 2.6 months on hand).

Investing Activities

Capital expenditures were $34.6 million for the three-month period ended March 31, 2012 compared to $35.8 million during the same period in 2011. The majority of our 2012 capital expenditures relate to growth initiatives to expand or relocate existing facilities, purchase properties that were previously leased and to add or upgrade equipment in addition to meeting ongoing maintenance requirements. Our 2012 capital expenditures are budgeted at approximately $250 million.

Financing Activities

The increase in our working capital, our 2012 capital expenditures and the acquisition of McKey were largely funded by our cash from operations and net borrowings of $100.0 million on our credit facility. We paid dividends to our shareholders of $11.2 million during the three-month period ended March 31, 2012. On February 14, 2012, our Board of Directors declared a 25% increase in the regular quarterly cash dividend from $0.12 per share to $0.15 per share, effective with our first quarter 2012 dividend. On April 24, 2012, our Board of Directors declared the 2012 second quarter cash dividend of $0.15 per share. We have paid regular quarterly dividends to our shareholders for 53 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2012 was $1.43 billion, up from $1.33 billion at December 31, 2011. At March 31, 2012, we had $745.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of March 31, 2012.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of March 31, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $24.2 million and with combined outstanding balances of $11.6 million and $11.8 million as of March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012, we also had $75.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and have a remaining life of 1.3 years, maturing in July 2013.

Our net debt-to-total capital ratio was 29.4% at March 31, 2012; up from our 2011 year-end rate of 28.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

As of March 31, 2012, we had $87.7 million of debt obligations coming due before our new $1.5 billion revolving credit facility expires on July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with cash from operations and borrowings under our revolving credit facility in the near term.

Covenants

Our amended and restated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended March 31, 2012 was approximately 10.1 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at March 31, 2012, calculated in accordance with the terms of the credit agreement, was 31.0% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at March 31, 2012 was $1.09 billion compared to the Reliance shareholders’ equity balance of $3.27 billion at March 31, 2012.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 86% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of March 31, 2012.

We were in compliance with all debt covenants at March 31, 2012.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Goodwill and Other Intangible Assets

Effective January 1, 2012, we revised our internal reporting package for our Chief Operation Decision Maker (our Chief Executive Officer) and our Board of Directors in order to better align internal reporting with the way performance is measured and key resource allocation decisions are made, which are primarily based on enterprise level data. As part of the segment reassessment process triggered by this change, we concluded that we have one operating segment and also one reporting unit for goodwill impairment purposes. There was no change in our reportable segments; we have one reportable segment, metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.25 billion at March 31, 2012, or approximately 21.1% of total assets, or 38.3% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $890.9 million at March 31, 2012, or approximately 15.0% of total assets, or 27.3% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2011 and updated for any significant developments or changes through December, 31, 2011. We determined that the recorded amounts for goodwill were recoverable and that no impairment existed. Our 2012 annual impairment tests of goodwill will be performed as of November 1, 2012. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of March 31, 2012, we have noted no indications of impairment.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Annual Report on Form 10-K for the year ended December 31, 2011. We do not believe that any of the new accounting guidance implemented during 2012 changed our critical accounting policies.

New Accounting Guidance

See Notes to Unaudited Consolidated Financial Statements for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2011. Please refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.      Exhibits

10.01	Forms of Restricted Stock Unit Agreements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 4, 2012	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

By:	/s/	Karla R. Lewis
Karla R. Lewis
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.01	Forms of Restricted Stock Unit Agreements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema Document. (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (1)

101.LAB	XBRL Taxonomy Label Linkbase Document. (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (1)

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