Form 10-Q
period 2012-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2012-08-06
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 75,284,426 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS
	June 30, 2012	December 31, 2011*
Current assets:
Cash and cash equivalents	$93.6	$84.6
Accounts receivable, less allowance for doubtful accounts of $22.7 at June 30, 2012 and $22.2 at December 31, 2011	1,013.5	896.2
Inventories	1,424.0	1,212.8
Prepaid expenses and other current assets	39.7	47.8
Income taxes receivable	2.1	—
Deferred income taxes	35.3	33.3
Total current assets	2,608.2	2,274.7
Property, plant and equipment:
Land	149.5	145.8
Buildings	672.7	656.8
Machinery and equipment	1,056.3	982.9
Accumulated depreciation	(726.7)	(680.0)
	1,151.8	1,105.5

Goodwill	1,277.6	1,244.3
Intangible assets, net	915.6	895.9
Cash surrender value of life insurance policies, net	37.6	41.9
Investments in unconsolidated entities	16.7	16.2
Other assets	27.8	27.4
Total assets	$6,035.3	$5,605.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$375.2	$335.2
Accrued expenses	56.7	54.0
Accrued compensation and retirement costs	90.3	111.0
Accrued insurance costs	41.0	42.1
Current maturities of long-term debt and short-term borrowings	12.2	12.2
Income taxes payable	—	21.9
Total current liabilities	575.4	576.4
Long-term debt	1,519.0	1,319.0
Long-term retirement costs	88.9	88.6
Other long-term liabilities	27.4	30.1
Deferred income taxes	449.4	439.8
Commitments and contingencies
Equity:
Preferred stock, no par value: Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value: Authorized shares — 200,000,000 Issued and outstanding shares – 75,278,455 at June 30, 2012 and 75,007,694 at December 31, 2011, stated capital	678.3	657.1
Retained earnings	2,697.5	2,495.6
Accumulated other comprehensive loss	(10.4)	(8.8)
Total Reliance shareholders’ equity	3,365.4	3,143.9
Noncontrolling interests	9.8	8.1
Total equity	3,375.2	3,152.0
Total liabilities and equity	$6,035.3	$5,605.9

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net sales	$2,209.7	$2,049.5	$4,498.0	$3,962.2

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,640.3	1,538.7	3,350.8	2,945.1
Warehouse, delivery, selling, general and administrative	346.7	313.7	704.4	632.2
Depreciation and amortization	36.5	31.5	72.0	64.5
	2,023.5	1,883.9	4,127.2	3,641.8

Operating income	186.2	165.6	370.8	320.4

Other income (expense):
Interest	(15.0)	(15.5)	(29.5)	(30.1)
Other (expense) income, net	(3.5)	4.1	3.0	4.3
Income before income taxes	167.7	154.2	344.3	294.6
Income tax provision	57.5	54.0	116.2	100.8
Net income	110.2	100.2	228.1	193.8
Less: Net income attributable to noncontrolling interests	1.4	1.5	3.1	2.8
Net income attributable to Reliance	$108.8	$98.7	$225.0	$191.0

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.44	$1.31	$2.98	$2.54

Basic earnings per common share attributable to Reliance shareholders	$1.45	$1.32	$3.00	$2.56

Cash dividends per share	$0.15	$0.12	$0.30	$0.24

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$110.2	$100.2	$228.1	$193.8

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9.2)	(0.2)	(1.6)	6.4
Unrealized (loss) gain on investments, net of tax	(0.2)	—	—	0.1
Total other comprehensive (loss) income	(9.4)	(0.2)	(1.6)	6.5
Comprehensive income	100.8	100.0	226.5	200.3
Less: Comprehensive income attributable to noncontrolling interests	(1.4)	(1.5)	(3.1)	(2.8)
Comprehensive income attributable to Reliance	$99.4	$98.5	$223.4	$197.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNUAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$228.1	$193.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	72.0	64.5
Deferred income tax benefit	(2.5)	(2.5)
Gain on sales of property, plant and equipment	(0.2)	(2.1)
Equity in earnings of unconsolidated entities	(1.1)	(1.1)
Dividends received from unconsolidated entities	0.6	0.6
Share-based compensation expense	11.5	10.8
Tax (benefit) deficit from share-based compensation	(0.2)	0.3
Net loss from life insurance policies and other investments	1.0	1.7
Changes in operating assets and liabilities (excluding effects of businesses acquired):
Accounts receivable	(98.6)	(259.9)
Inventories	(183.4)	(299.0)
Prepaid expenses and other assets	8.8	27.2
Accounts payable and other liabilities	(14.8)	180.2
Net cash provided by (used in) operating activities	21.2	(85.5)

Investing activities:
Purchases of property, plant and equipment	(86.8)	(66.3)
Acquisitions of metals service centers, net of cash acquired	(82.3)	—
Proceeds from sales of property, plant and equipment	2.8	7.3
Investment in marketable securities	(1.7)	—
Net proceeds from redemption of life insurance policies	0.7	2.3
Net cash used in investing activities	(167.3)	(56.7)

Financing activities:
Net short-term debt (repayments) borrowings	(29.4)	0.8
Proceeds from long-term debt borrowings	458.0	286.0
Principal payments on long-term debt	(259.5)	(117.1)
Payments to noncontrolling interest holders	(1.4)	(1.0)
Dividends paid	(22.5)	(17.9)
Tax benefit (deficit) from share-based compensation	0.2	(0.3)
Exercise of stock options	9.7	9.4
Net cash provided by financing activities	155.1	159.9
Effect of exchange rate changes on cash	—	1.4
Increase in cash and cash equivalents	9.0	19.1
Cash and cash equivalents at beginning of year	84.6	72.9
Cash and cash equivalents at end of period	$93.6	$92.0

Supplemental cash flow information:
Interest paid during the period	$29.0	$26.4
Income taxes paid during the period	$142.4	$60.9

Non-cash investing and financing activities:
Debt assumed in connection with an acquisition of a metals service center	$29.5	$—

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2012, we adopted changes issued by the Financial Accounting Standards Board (“FASB”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. We elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on our consolidated financial statements. The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance, which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

Impact of Recently Issued Accounting Standard – Not Yet Adopted

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for us beginning January 1, 2013, with early adoption permitted. We are currently evaluating this guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

3.  Acquisitions

2012 Acquisitions

Effective April, 27, 2012, through our wholly-owned subsidiary Precision Strip, Inc., we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc.  The Vonore plant operates as a Precision Strip, Inc. location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The addition of the Vonore location to our existing footprint of facilities allows us to better service our customer base in an important geographic area of the country.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas.  In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our exposure to the fast-growing energy market.  NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia and Tulsa, Oklahoma. Net sales of NSA during the period from April 3, 2012 through June 30, 2012 were approximately $24.4 million.

Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey will be working closely with Diamond Manufacturing Company to leverage their combined expertise in the perforated metal market and further expand our presence within that market.  McKey had net sales of $9.0 million for the five months ended June 30, 2012.

The combined transaction value of our 2012 acquisitions was $111.9 million, which included the assumption and repayment of $29.5 million of debt.  We funded these acquisitions with borrowings on our revolving credit facility.

2011 Acquisition

Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies for a combined transaction value of approximately $440.8 million, which included the assumption and repayment of $104.7 million of debt. We funded this acquisition with borrowings on our revolving credit facility. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States.  This acquisition aligns well with our diversification strategy by increasing our exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods (“OCTG”) products, new processing capabilities, and entry into new international markets.  Continental and its affiliates had combined net sales of approximately $225.8 million for the six months ended June 30, 2012.

Purchase Price Allocations

The purchase price allocations for the 2012 acquisitions are preliminary and are pending the completion of tangible and intangible asset valuations and various pre- and post-acquisition period income tax returns. The purchase price allocation for the acquisition of Continental is pending the completion of certain post-acquisition period income tax returns.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

4.  Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2012 is as follows:

(in millions)
Balance as of December 31, 2011	$1,244.3
Acquisitions	33.5
Effect of foreign currency translation	(0.2)
Balance as of June 30, 2012	$1,277.6

We had no accumulated impairment losses related to goodwill as of June 30, 2012.

5.  Intangible Assets, net

The following table summarizes our intangible assets, net:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.6	$(7.0)	$7.3	$(6.9)
Loan fees	31.2	(18.9)	31.2	(17.6)
Customer lists/relationships	501.8	(133.0)	477.7	(114.2)
Software – internal use	8.1	(5.1)	8.1	(4.7)
Other	6.6	(2.4)	6.6	(2.2)
	555.3	(166.4)	530.9	(145.6)
Intangible assets not subject to amortization:
Trade names	526.7	—	510.6	—
	$1,082.0	$(166.4)	$1,041.5	$(145.6)

Intangible assets recorded in connection with 2012 acquisitions were $41.0 million (see Note 3). We recognized amortization expense for intangible assets of $20.9 million and $15.8 million for the six months ended June 30, 2012 and 2011, respectively. Other changes in intangible assets, net during the six months ended June 30, 2012 are due to foreign currency translation losses of $0.4 million.

The following is a summary of estimated aggregated amortization expense for the remaining six months of 2012 and each of the succeeding five years:

(in millions)
2012	$21.5
2013	42.9
2014	40.9
2015	39.3
2016	37.6
2017	32.2

6.  Income Taxes

Our effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 34.3% and 35.0%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 33.7% and 34.2%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

7.  Debt

Debt consists of the following:

	June 30,	December 31,
	2012	2011
	(in millions)

Unsecured revolving credit facility due July 26, 2016	$845.0	$645.0
Senior unsecured notes due July 2, 2013	75.0	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.8	12.8
Total	1,532.8	1,332.8
Less: unamortized discount	(1.6)	(1.6)
Less: amounts due within one year and short-term borrowings	(12.2)	(12.2)
Total long-term debt	$1,519.0	$1,319.0

Unsecured Revolving Credit Facility

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of June 30, 2012.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of June 30, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.74% and 1.78% as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had $33.0 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $217.0 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $20.7 million are in place for operations in Asia and Europe with combined outstanding balances of $11.9 million and $11.8 million as of June 30, 2012 and December 31, 2011, respectively.

Senior Unsecured Notes – Private Placements

We have $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of June 30, 2012. At June 30, 2012, the outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

Senior Unsecured Notes – Publicly Traded

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Covenants

The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended June 30, 2012 was approximately 10.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of June 30, 2012 calculated in accordance with the terms of the revolving credit facility was 31.7% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of June 30, 2012 was $1.09 billion compared to Reliance shareholders’ equity balance of $3.37 billion as of June 30, 2012.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 87% of our total consolidated EBITDA for the last twelve months and approximately 90% of total consolidated tangible assets as of June 30, 2012.

We were in compliance with all debt covenants as of June 30, 2012.

8.  Equity

Common Stock

During the six months ended June 30, 2012, we issued 253,919 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $9.7 million.

On May 16, 2012, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

Share Based Compensation

On May 16, 2012, pursuant to the May 2011 Directors Equity Plan, which has been approved by the shareholders, 16,842 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors. The awards include dividend rights and vest immediately upon grant.  The recipients are restricted from trading the restricted stock for one year from date of grant.  The fair value of the restricted stock granted was $49.87 per share, determined based on the closing price of the Company’s common stock on the grant date.

On March 16, 2012, we granted 391,050 restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU has a service condition and cliff vests at December 31, 2014 and consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  In addition to the service criteria, 138,700 of the 391,050 RSUs also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the restricted stock units granted was $57.42 per share, determined based on the closing price of our common stock on the grant date.

Share Repurchase Program

As of June 30, 2012, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2012 or 2011. Repurchased shares are redeemed and treated as authorized but unissued shares.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	June 30,	December 31,
	2012	2011
	(in millions)
Foreign currency translation gain	$8.8	$10.4
Unrealized loss on investments, net of tax	(0.4)	(0.4)
Minimum pension liability, net of tax	(18.8)	(18.8)
Total accumulated other comprehensive loss	$(10.4)	$(8.8)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $11.5 million, respectively, as of June 30, 2012 and December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$108.8	$98.7	$225.0	$191.0

Denominator:
Denominator for basic earnings per share:
Weighted average shares	75,087,057	74,773,715	75,004,840	74,697,185

Effect of dilutive securities:
Stock options and restricted stock	424,192	377,083	464,129	390,572

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	75,511,249	75,150,798	75,468,969	75,087,757

Net income per share attributable to Reliance shareholders – diluted	$1.44	$1.31	$2.98	$2.54

Net income per share attributable to Reliance shareholders – basic	$1.45	$1.32	$3.00	$2.56

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The computations of earnings per share for the three months ended June 30, 2012 and 2011 do not include 2,462,550 and 3,084,925 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the six months ended June 30, 2012 and 2011 do not include 2,468,973 and 3,091,513 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

11. Subsequent Event

On July 6, 2012, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd, we completed the acquisition of substantially all of the assets of Airport Metals (Australia) Pty Ltd (“Airport Metals”), a subsidiary of Samuel Son & Co., Limited. Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Terms were not disclosed due to immateriality.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed Unaudited Consolidating Balance Sheet
As of June 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$30.7	$13.8	$49.1	$—	$93.6
Accounts receivable, less allowance for doubtful accounts	78.5	845.9	89.1	—	1,013.5
Inventories	61.7	1,198.7	163.6	—	1,424.0
Intercompany receivables	0.4	13.3	2.9	(16.6)	—
Other current assets	167.2	28.0	5.9	(124.0)	77.1
Total current assets	338.5	2,099.7	310.6	(140.6)	2,608.2

Investments in subsidiaries	3,323.9	293.4	—	(3,617.3)	—
Property, plant and equipment, net	101.7	972.2	77.9	—	1,151.8
Goodwill	23.8	1,149.4	104.4	—	1,277.6
Intangible assets, net	12.3	772.6	130.7	—	915.6
Intercompany receivables	1,439.3	33.6	—	(1,472.9)	—
Other assets	15.7	64.6	1.8	—	82.1
Total assets	$5,255.2	$5,385.5	$625.4	$(5,230.8)	$6,035.3

Liabilities & Equity
Accounts payable	$35.7	$314.5	$41.6	$(16.6)	$375.2
Accrued compensation and retirement costs	13.9	70.4	6.0	—	90.3
Other current liabilities	50.2	89.1	7.4	(49.0)	97.7
Deferred income taxes	—	75.0	—	(75.0)	—
Current maturities of long-term debt and short-term borrowings	0.3	—	11.9	—	12.2
Total current liabilities	100.1	549.0	66.9	(140.6)	575.4
Long-term debt	1,519.0	—	—	—	1,519.0
Intercompany borrowings	—	1,316.5	156.4	(1,472.9)	—
Other long-term liabilities	270.7	271.0	24.0	—	565.7
Total Reliance shareholders’ equity	3,365.4	3,243.1	374.2	(3,617.3)	3,365.4
Noncontrolling interests	—	5.9	3.9	—	9.8
Total equity	3,365.4	3,249.0	378.1	(3,617.3)	3,375.2
Total liabilities and equity	$5,255.2	$5,385.5	$625.4	$(5,230.8)	$6,035.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed Unaudited Consolidating Balance Sheet
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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$189.7	$1,924.1	$154.3	$(58.4)	$2,209.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	132.9	1,457.1	108.7	(58.4)	1,640.3
Warehouse, delivery, selling, general and administrative	16.2	326.2	24.4	(20.1)	346.7
Depreciation and amortization	3.4	29.8	3.3	—	36.5
	152.5	1,813.1	136.4	(78.5)	2,023.5

Operating income	37.2	111.0	17.9	20.1	186.2

Other income (expense):
Interest	(14.8)	(4.7)	(0.5)	5.0	(15.0)
Other income (expense), net	22.8	(0.7)	(0.5)	(25.1)	(3.5)
Income before equity in earnings of subsidiaries and income taxes	45.2	105.6	16.9	—	167.7
Equity in earnings of subsidiaries	60.1	7.9	—	(68.0)	—
Income before income taxes	105.3	113.5	16.9	(68.0)	167.7
Income tax (benefit) provision	(3.5)	57.4	3.6	—	57.5
Net income	108.8	56.1	13.3	(68.0)	110.2
Less: Net income attributable to noncontrolling interests	—	1.4	—	—	1.4
Net income attributable to Reliance	$108.8	$54.7	$13.3	$(68.0)	$108.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$382.4	$3,896.3	$345.9	$(126.6)	$4,498.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	286.6	2,944.9	245.9	(126.6)	3,350.8
Warehouse, delivery, selling, general and administrative	31.2	670.7	49.2	(46.7)	704.4
Depreciation and amortization	6.9	59.0	6.1	—	72.0
	324.7	3,674.6	301.2	(173.3)	4,127.2

Operating income	57.7	221.7	44.7	46.7	370.8

Other income (expense):
Interest	(29.2)	(8.6)	(1.2)	9.5	(29.5)
Other income, net	56.7	2.0	0.5	(56.2)	3.0
Income before equity in earnings of subsidiaries and income taxes	85.2	215.1	44.0	—	344.3
Equity in earnings of subsidiaries	128.1	17.8	—	(145.9)	—
Income before income taxes	213.3	232.9	44.0	(145.9)	344.3
Income tax (benefit) provision	(11.7)	119.6	8.3	—	116.2
Net income	225.0	113.3	35.7	(145.9)	228.1
Less: Net income attributable to noncontrolling interests	—	2.9	0.2	—	3.1
Net income attributable to Reliance	$225.0	$110.4	$35.5	$(145.9)	$225.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$225.0	$113.3	$35.7	$(145.9)	$228.1
Equity in earnings of subsidiaries	(128.1)	(18.9)	—	145.9	(1.1)
Other operating activities, net	14.1	(193.9)	(26.0)	—	(205.8)
Cash provided by (used in) operating activities	111.0	(99.5)	9.7	—	21.2

Investing activities:
Purchases of property, plant and equipment	(7.6)	(72.0)	(7.2)	—	(86.8)
Acquisitions of metal service centers, net of cash acquired	(65.9)	(16.4)	—	—	(82.3)
Net advances to subsidiaries	(209.4)	—	—	209.4	—
Other investing activities, net	0.1	1.7	—	—	1.8
Cash used in investing activities	(282.8)	(86.7)	(7.2)	209.4	(167.3)

Financing activities:
Net short-term debt (repayments) borrowings	—	(29.5)	0.1	—	(29.4)
Proceeds from long-term debt borrowings	458.0	—	—	—	458.0
Principal payments on long-term debt	(258.0)	(1.5)	—	—	(259.5)
Dividends paid	(22.5)	—	—	—	(22.5)
Net intercompany borrowings (repayments)	—	221.6	(12.2)	(209.4)	—
Other financing activities, net	9.9	(1.4)	—	—	8.5
Cash provided by (used in) financing activities	187.4	189.2	(12.1)	(209.4)	155.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	15.6	3.0	(9.6)	—	9.0
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6
Cash and cash equivalents at end of period	$30.7	$13.8	$49.1	$—	$93.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$191.0	$97.2	$26.0	$(120.4)	$193.8
Equity in earnings of subsidiaries	(104.7)	(16.8)	—	120.4	(1.1)
Other operating activities, net	0.4	(252.3)	(26.3)	—	(278.2)
Cash provided by (used in) operating activities	86.7	(171.9)	(0.3)	—	(85.5)

Investing activities:
Purchases of property, plant and equipment	(5.9)	(58.6)	(1.8)	—	(66.3)
Net advances to subsidiaries	(243.8)	—	—	243.8	—
Other investing activities, net	2.6	6.9	0.1	—	9.6
Cash used in investing activities	(247.1)	(51.7)	(1.7)	243.8	(56.7)

Financing activities:
Net short-term debt repayments	—	—	0.8	—	0.8
Proceeds from long-term debt borrowings	286.0	—	—	—	286.0
Principal payments on long-term debt	(116.0)	(1.1)	—	—	(117.1)
Dividends paid	(17.9)	—	—	—	(17.9)
Net intercompany borrowings	—	238.9	4.9	(243.8)	—
Other financing activities, net	9.1	(1.0)	—	—	8.1
Cash provided by financing activities	161.2	236.8	5.7	(243.8)	159.9
Effect of exchange rate changes on cash and cash equivalents	—	—	1.4	—	1.4
Increase in cash and cash equivalents	0.8	13.2	5.1	—	19.1
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9
Cash and cash equivalents at end of period	$15.2	$21.2	$55.6	$—	$92.0

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

2012 Acquisitions

On July 6, 2012, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd, we completed the acquisition of substantially all of the assets of Airport Metals (Australia) Pty Ltd (“Airport Metals”), a subsidiary of Samuel Son & Co., Limited. Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies.

Effective April, 27, 2012, through our wholly-owned subsidiary Precision Strip, Inc., we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc.  The Vonore plant operates as a Precision Strip, Inc. location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The addition of the Vonore location to our existing footprint of facilities allows us to better service our customer base in an important geographic area of the country.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas.  In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our exposure to the fast-growing energy market.  NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia and Tulsa, Oklahoma. Net sales of NSA during the period from April 3, 2012 through June 30, 2012 were approximately $24.4 million.

Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey will be working closely with Diamond Manufacturing Company to leverage their combined expertise in the perforated metal market and further expand our presence within that market.  McKey had net sales of $9.0 million for the five months ended June 30, 2012.

2011 Acquisition

Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies for a combined transaction value of approximately $440.8 million, which included the assumption and repayment of $104.7 million of debt. We funded this acquisition with borrowings on our revolving credit facility. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States.  This acquisition aligns well with our diversification strategy by increasing our exposure to the fast growing energy market, including the addition of Oil Country Tubular Goods (“OCTG”) products, new processing capabilities, and entry into new international markets.  Continental and its affiliates had combined net sales of approximately $225.8 million for the six months ended June 30, 2012.

Three Months and Six Months Ended June 30, 2012 Compared to Three Months and Six Months Ended June 30, 2011

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2012 and 2011 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,209.7	100.0%	$2,049.5	100.0%	$4,498.0	100.0%	$3,962.2	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,640.3	74.2	1,538.7	75.1	3,350.8	74.5	2,945.1	74.3

Gross profit (1)	569.4	25.8	510.8	24.9	1,147.2	25.5	1,017.1	25.7

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	346.7	15.7	313.7	15.3	704.4	15.7	632.2	16.0

Depreciation expense	25.8	1.2	23.6	1.2	51.1	1.1	48.7	1.2

Amortization expense	10.7	0.5	7.9	0.4	20.9	0.5	15.8	0.4

Operating income	$186.2	8.4%	$165.6	8.1%	$370.8	8.2%	$320.4	8.1%

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

Net Sales

	June 30,		Dollar	Percentage
	2012	2011	Change	Change
	(in millions)
Net sales (three months ended)	$2,209.7	$2,049.5	$160.2	7.8%
Net sales (six months ended)	$4,498.0	$3,962.2	$535.8	13.5%
Net sales, same-store (three months ended)	$2,078.6	$2,049.5	$29.1	1.4%
Net sales, same-store (six months ended)	$4,238.3	$3,962.2	$276.1	7.0%

	June 30,		Tons	Percentage
	2012	2011	Change	Change
	(in thousands)
Tons sold (three months ended)	1,146.2	1,042.4	103.8	10.0%
Tons sold (six months ended)	2,319.9	2,074.2	245.7	11.8%
Tons sold, same-store (three months ended)	1,116.6	1,042.4	74.2	7.1%
Tons sold, same-store (six months ended)	2,253.4	2,074.2	179.2	8.6%

	June 30,		Price/Ton	Percentage
	2012	2011	Change	Change
Average selling price per ton sold (three months ended)	$1,921	$1,965	$(44)	(2.2%)
Average selling price per ton sold (six months ended)	$1,937	$1,909	$28	1.5%
Average selling price per ton sold, same-store (three months ended)	$1,855	$1,965	$(110)	(5.6%)
Average selling price per ton sold, same-store (six months ended)	$1,879	$1,909	$(30)	(1.6%)

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2012 and 2011 acquisitions.

We have continued to see steady improvement in our tons sold in 2012. In general, business activity in most all of our markets served is better in 2012 than in the same period in 2011. In 2012, our strongest markets continue to be energy (oil and gas), aerospace, farm and heavy equipment, and auto (through our toll processing businesses). We have seen some improvements in our non-residential construction related business mainly through industrial construction projects, but it still lags the growth we have seen in other areas.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.  Our 2011 and 2012 acquisitions, particularly Continental and NSA who specialize in various alloy steel products, favorably impacted our 2012 three- and six-month period average selling prices as their specialty products have higher selling prices than our company average.

Our 2012 same-store three- and six-month period average selling prices declined from the same periods in 2011 due to lower mill pricing for most of our products as a result of decreases in raw material and scrap costs at the mills as well as high import levels that needed to be absorbed in the marketplace. Lower London Metal Exchange aluminum prices and reduced nickel surcharges were primarily responsible for the drop in common alloy aluminum and stainless steel prices, respectively.

Our major commodity same-store selling prices changed during the three-month period ended June 30, 2012 from the same period in 2011 as follows: carbon steel down 4.7%; aluminum down 2.4%; stainless steel down 12.9%; and alloy up 2.7%. For the 2012 six-month period, our same-store average selling prices changed from the same period in 2011 as follows: carbon steel down 0.3%; aluminum down 0.3%; stainless steel down 9.2%; and alloy up 5.2%.  As carbon steel sales represent slightly more than 50% of our sales, changes in carbon steel prices have a significant impact on changes in our overall average price per ton sold.

Cost of Sales

	June 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(in millions)
Cost of sales (three months ended)	$1,640.3	74.2%	$1,538.7	75.1%	$101.6	6.6%
Cost of sales (six months ended)	$3,350.8	74.5%	$2,945.1	74.3%	$405.7	13.8%

The increase in cost of sales in the three- and six-month periods ended June 30, 2012 is primarily due to the increase in tons sold in both periods.  See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $7.5 million in the three-month period ended June 30, 2012 compared to a charge, or expense, of $25.0 million in the same period in 2011. Our LIFO reserve at June 30, 2012 remained unchanged from December 31, 2011, resulting in no charge or credit in the 2012 six-month period.  Our LIFO reserve adjustment resulted in a charge, or expense, of $45.0 million in the 2011 six-month period.

We currently estimate our year-end LIFO reserve to remain unchanged from prior year-end, as we expect our average cost of inventory at December 31, 2012 to remain consistent with prior year-end.

Gross Profit

	June 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(in millions)
Gross profit (three months ended)	$569.4	25.8%	$510.8	24.9%	$58.6	11.5%
Gross profit (six months ended)	$1,147.2	25.5%	$1,017.1	25.7%	$130.1	12.8%

The increase in our gross profit levels in the three and six-month periods ended June 30, 2012 is primarily due to higher sales levels. The gross profit margin fluctuations are due to changing commodity prices that impact the cost of the materials we purchase as well as LIFO adjustments, which in effect reflect cost of sales at current replacement costs. See “Net Sales” and “Cost of Sales” above for discussion on product pricing trends and our LIFO reserve adjustments, respectively.

Expenses

	June 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(in millions)
S,G&A expense (three months ended)	$346.7	15.7%	$313.7	15.3%	$33.0	10.5%
S,G&A expense (six months ended)	$704.4	15.7%	$632.2	16.0%	$72.2	11.4%
S,G&A expense, same-store (three months ended)	$328.4	15.8%	$313.7	15.3%	$14.7	4.7%
S,G&A expense, same-store (six months ended)	$673.1	15.9%	$632.2	16.0%	$40.9	6.5%
Depreciation & amortization expenses (three months ended)	$36.5	1.7%	$31.5	1.5%	$5.0	15.9%
Depreciation & amortization expenses (six months ended)	$72.0	1.6%	$64.5	1.6%	$7.5	11.6%

The additional expenses of our 2012 and 2011 acquisitions and increases in certain warehouse and delivery expenses from additional staffing levels required due to improved demand accounted for most of the increase in S,G&A expense during the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011. Our three-month period ended June 30, 2012 S,G&A expense as a percent of net sales increased as compared to the same period in 2011 primarily due to lower average selling prices in the 2012 three-month period compared to the same period in 2011.

The increase in depreciation and amortization expense was mainly due to our 2012 and 2011 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	June 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(in millions)
Operating income (three months ended)	$186.2	8.4%	$165.6	8.1%	$20.6	12.4%
Operating income (six months ended)	$370.8	8.2%	$320.4	8.1%	$50.4	15.7%

The higher gross profit dollars generated on higher sales, offset by only moderate increases in S,G&A expense, and the contributions of our 2011 and 2012 acquisitions significantly improved our operating income level in the three-and six-month periods ended June 30, 2012. Our operating income returns improved slightly in the 2012 periods mainly because our 2012 and 2011 acquisitions produce higher operating returns due to the specialty nature of their products and processing services.

Other Income (Expense)

	June 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(in millions)
Other (expense) income, net (three months ended)	$(3.5)	(0.2%)	$4.1	0.2%	$(7.6)	(185.4%)
Other income, net (six months ended)	$3.0	0.1%	$4.3	0.1%	$(1.3)	(30.2%)

The change in other income (expense) in the three month period ended June 30, 2012 compared to the same period in 2011 was primarily due to lower gains from sales of property plant, and equipment, lower gains from redemption of life insurance policies and higher foreign currency losses due to the strengthening of the U.S. dollar in the three month-period ended June 30, 2012.

Income Tax Rate

Our effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 34.3% and 35.0%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 33.7% and 34.2%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates.

Net Income Attributable to Reliance

	June 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(in millions)
Net income attributable to Reliance (three months ended)	$108.8	4.9%	$98.7	4.8%	$10.1	10.2%
Net income attributable to Reliance (six months ended)	$225.0	5.0%	$191.0	4.8%	$34.0	17.8%

The increase in net income attributable to Reliance in the three- and six- month periods ended June 30, 2012 was primarily the result of more favorable demand for our products, which has allowed us to generate increased gross profit dollars with relatively lower increases in our operating expenses, and contributions from our 2011 and 2012 acquisitions.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $21.2 million in the six-month period ended June 30, 2012 as compared to net cash used in operating activities of $85.5 million in the same period in 2011. As a result of increased demand levels from December 31, 2011, our working capital, primarily accounts receivable and inventories, has increased from year-end levels.  However, we were able to fund these increases partially with our profitable business activities and borrowings on our $1.5 billion revolving credit facility. Our receivables and FIFO inventories increased by $98.6 million and $183.4 million, respectively, from December 31, 2011 levels, and our accounts payable and accrued expenses decreased approximately $14.8 million.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2012 our days sales outstanding rate was approximately 41.5 days compared to 41.6 days at December 31, 2011.  Our inventory turn rate (based on dollars) during the six-month period ended June 30, 2012 was about 4.1 times (or 2.9 months on hand), compared to our 2011 annual rate of 4.4 times (or 2.7 months on hand). Our turns were primarily impacted by the Continental acquisition in August 2011 and NSA in April 2012. Excluding the 2011 and 2012 acquisitions, our 2012 inventory turn rate (based on dollars) was 4.3 times (or 2.8 months on hand).

Investing Activities

Capital expenditures were $86.8 million for the six-month period ended June 30, 2012 compared to $66.3 million during the same period in 2011. The majority of our 2012 capital expenditures relate to growth initiatives to expand or relocate existing facilities, purchase properties that were previously leased and to add or upgrade equipment in addition to meeting ongoing maintenance requirements. Our 2012 capital expenditures are budgeted at approximately $250 million. At this point, we expect our full year 2012 capital expenditures to be below our budgeted amount. However, we have not curtailed our growth activities.

We also spent $82.3 million on acquisitions in the 2012 six-month period, net of cash acquired and debt assumed.

Financing Activities

The increase in our working capital, our 2012 capital expenditures and the 2012 acquisitions were largely funded by our cash from operations and net borrowings of $200.0 million on our credit facility. We paid dividends to our shareholders of $22.5 million during the six-month period ended June 30, 2012. On July 24, 2012, our Board of Directors declared the 2012 third quarter cash dividend of $.25 per share, up 67% from $.15 per share. We have increased our dividend 18 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 53 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2012 was $1.53 billion, up from $1.33 billion at December 31, 2011. At June 30, 2012, we had $845.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of June 30, 2012.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of June 30, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $20.7 million and with combined outstanding balances of $11.9 million and $11.8 million as of June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012, we also had $75.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

Our net debt-to-total capital ratio was 29.9% at June 30, 2012; up from our 2011 year-end rate of 28.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

As of June 30, 2012, we had $87.8 million of debt obligations coming due before our new $1.5 billion revolving credit facility expires on July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs, and to maintain and potentially increase our dividends. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with cash from operations and borrowings under our revolving credit facility in the near term.

Covenants

Our amended and restated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended June 30, 2012 was approximately 10.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at June 30, 2012, calculated in accordance with the terms of the credit agreement, was 31.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at June 30, 2012 was $1.09 billion compared to the Reliance shareholders’ equity balance of $3.37 billion at June 30, 2012.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 87% of our total consolidated EBITDA for the last twelve months and approximately 90% of total consolidated tangible assets as of June 30, 2012.

We were in compliance with all debt covenants at June 30, 2012.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

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

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.28 billion at June 30, 2012, or approximately 21.2% of total assets, or 38.0% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $915.6 million at June 30, 2012, or approximately 15.2% of total assets, or 27.2% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2011 and updated for any significant developments or changes through December, 31, 2011. We determined that the recorded amounts for goodwill were recoverable and that no impairment existed. Our 2012 annual impairment tests of goodwill will be performed as of November 1, 2012. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of June 30, 2012, we have noted no indications of impairment.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

RELIANCE STEEL & ALUMINUM CO.

Dated: August 6, 2012	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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