Form 10-Q
period 2012-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2012-11-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 75,557,448 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30,	December 31,
	2012	2011*
ASSETS
Current assets:
Cash and cash equivalents	$120.6	$84.6
Accounts receivable, less allowance for doubtful accounts of $23.5 at September 30, 2012 and $22.2 at December 31, 2011	978.5	896.2
Inventories	1,382.5	1,212.8
Prepaid expenses and other current assets	31.6	47.8
Income taxes receivable	33.3	—
Deferred income taxes	33.7	33.3
Total current assets	2,580.2	2,274.7
Property, plant and equipment:
Land	148.3	145.8
Buildings	677.5	656.8
Machinery and equipment	1,097.0	982.9
Accumulated depreciation	(748.1)	(680.0)
	1,174.7	1,105.5

Goodwill	1,281.2	1,244.3
Intangible assets, net	909.9	895.9
Cash surrender value of life insurance policies, net	37.9	41.9
Investments in unconsolidated entities	16.8	16.2
Other assets	29.7	27.4
Total assets	$6,030.4	$5,605.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$381.9	$335.2
Accrued expenses	84.1	54.0
Accrued compensation and retirement costs	103.9	111.0
Accrued insurance costs	41.2	42.1
Current maturities of long-term debt and short-term borrowings	88.8	12.2
Income taxes payable	—	21.9
Total current liabilities	699.9	576.4
Long-term debt	1,278.8	1,319.0
Long-term retirement costs	88.7	88.6
Other long-term liabilities	27.3	30.1
Deferred income taxes	450.2	439.8
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 75,540,898 at September 30, 2012 and 75,007,694 at December 31, 2011, stated capital	694.9	657.1
Retained earnings	2,776.5	2,495.6
Accumulated other comprehensive income (loss)	3.7	(8.8)
Total Reliance shareholders’ equity	3,475.1	3,143.9
Noncontrolling interests	10.4	8.1
Total equity	3,485.5	3,152.0
Total liabilities and equity	$6,030.4	$5,605.9

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net sales	$2,055.3	$2,138.6	$6,553.3	$6,100.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,520.0	1,644.7	4,870.8	4,589.8
Warehouse, delivery, selling, general and administrative	345.4	319.6	1,049.8	951.8
Depreciation and amortization	37.3	34.2	109.3	98.7
	1,902.7	1,998.5	6,029.9	5,640.3

Operating income	152.6	140.1	523.4	460.5

Other income (expense):
Interest	(14.7)	(15.0)	(44.2)	(45.1)
Other income (expense), net	5.9	(6.5)	8.9	(2.2)
Income before income taxes	143.8	118.6	488.1	413.2
Income tax provision	44.4	32.3	160.6	133.1
Net income	99.4	86.3	327.5	280.1
Less: Net income attributable to noncontrolling interests	1.3	1.4	4.4	4.2
Net income attributable to Reliance	$98.1	$84.9	$323.1	$275.9

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.30	$1.13	$4.28	$3.68

Basic earnings per common share attributable to Reliance shareholders	$1.30	$1.13	$4.30	$3.69

Cash dividends per share	$0.25	$0.12	$0.55	$0.36

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$99.4	$86.3	$327.5	$280.1

Other comprehensive income (loss):
Foreign currency translation gain (loss)	13.9	(19.8)	12.3	(13.4)
Unrealized gain (loss) on investments, net of tax	0.2	(0.3)	0.2	(0.2)
Total other comprehensive income (loss)	14.1	(20.1)	12.5	(13.6)
Comprehensive income	113.5	66.2	340.0	266.5
Less: Comprehensive income attributable to noncontrolling interests	1.3	1.4	4.4	4.2
Comprehensive income attributable to Reliance	$112.2	$64.8	$335.6	$262.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$327.5	$280.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	109.3	98.7
Deferred income tax benefit	(2.8)	(3.8)
Gain on sales of property, plant and equipment	(3.1)	(2.6)
Equity in earnings of unconsolidated entities	(1.6)	(1.6)
Dividends received from unconsolidated entities	1.0	2.5
Share-based compensation expense	17.2	16.4
Tax deficit from share-based compensation	—	0.2
Net loss from life insurance policies and other investments	2.1	3.8
Changes in operating assets and liabilities (excluding effects of businesses acquired):
Accounts receivable	(60.6)	(270.7)
Inventories	(136.9)	(294.6)
Prepaid expenses and other assets	(16.3)	29.3
Accounts payable and other liabilities	33.0	159.6
Net cash provided by operating activities	268.8	17.3

Investing activities:
Purchases of property, plant and equipment	(137.4)	(112.7)
Acquisitions of metals service centers, net of cash acquired	(83.0)	(306.5)
Proceeds from sales of property, plant and equipment	6.7	9.1
Net investment in marketable securities	(1.1)	—
Net investment in life insurance policies	(1.8)	—
Net proceeds from redemptions of life insurance policies	2.8	3.6
Net cash used in investing activities	(213.8)	(406.5)

Financing activities:
Net short-term debt repayments	(28.1)	(102.8)
Proceeds from long-term debt borrowings	531.0	913.0
Principal payments on long-term debt	(497.9)	(379.5)
Debt issuance costs	—	(7.3)
Payments to noncontrolling interest holders	(2.1)	(2.6)
Dividends paid	(41.3)	(26.9)
Tax deficit from share-based compensation	—	(0.2)
Exercise of stock options	20.6	9.6
Net cash (used in) provided by financing activities	(17.8)	403.3
Effect of exchange rate changes on cash	(1.2)	4.1
Increase in cash and cash equivalents	36.0	18.2
Cash and cash equivalents at beginning of year	84.6	72.9
Cash and cash equivalents at end of period	$120.6	$91.1

Supplemental cash flow information:
Interest paid during the period	$35.6	$33.8
Income taxes paid during the period	$218.6	$111.5

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$29.5	$104.8

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in Reliance Steel & Aluminum Co.’s (“We”, “Reliance” or the “Company”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2012, we adopted changes issued by the Financial Accounting Standards Board (“FASB”), which require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. We elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on our consolidated financial statements. The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance, which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

Impact of Recently Issued Accounting Standard – Not Yet Adopted

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for us beginning January 1, 2013, with early adoption permitted. We will adopt this standard and apply the provisions to our annual indefinite-lived intangible asset impairment testing in the 2012 fourth quarter. We do not expect the adoption will have a material effect on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

3.  Acquisitions

2012 Acquisitions

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd, a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. Airport Metals (Australia), based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. The addition of Airport Metals is our first entry into Australia and enhances our ability to service important aerospace customers in that area.

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

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas.  In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our growing exposure to the energy market.  NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia and Tulsa, Oklahoma. Net sales of NSA during the period from April 3, 2012 through September 30, 2012 were approximately $47.4 million.

Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey will be working closely with Diamond Manufacturing Company to leverage their combined expertise in the perforated metal market and further expand our presence within that market.  McKey had net sales of $14.5 million for the eight months ended September 30, 2012.

The combined transaction value of our 2012 acquisitions was $112.6 million, which included the assumption and repayment of $29.5 million of debt.  We funded these acquisitions with borrowings on our revolving credit facility.

2011 Acquisition

Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies for a combined transaction value of approximately $440.8 million, which included the assumption and repayment of $104.7 million of debt. We funded this acquisition with borrowings on our revolving credit facility. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States.  This acquisition aligns well with our diversification strategy by increasing our growing exposure to the energy market, including the addition of Oil Country Tubular Goods (“OCTG”) products, new processing capabilities, and entry into new international markets.  Continental and its affiliates had combined net sales of approximately $337.0 million for the nine months ended September 30, 2012.

Purchase Price Allocations

The purchase price allocations for the 2012 acquisitions are preliminary and are pending the completion of tangible and intangible asset valuations and various pre- and post-acquisition period income tax returns.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

4.  Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 is as follows:

(in millions)
Balance as of December 31, 2011	$1,244.3
Acquisitions	33.5
Effect of foreign currency translation	3.4
Balance as of September 30, 2012	$1,281.2

We had no accumulated impairment losses related to goodwill as of September 30, 2012.

5.  Intangible Assets, net

The following table summarizes our intangible assets, net:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.7	$(7.0)	$7.3	$(6.9)
Loan fees	31.2	(19.6)	31.2	(17.6)
Customer lists/relationships	503.0	(143.2)	477.7	(114.2)
Software – internal use	8.1	(5.3)	8.1	(4.7)
Other	6.7	(2.6)	6.6	(2.2)
	556.7	(177.7)	530.9	(145.6)
Intangible assets not subject to amortization:
Trade names	530.9	—	510.6	—
	$1,087.6	$(177.7)	$1,041.5	$(145.6)

Intangible assets recorded in connection with 2012 acquisitions were $41.0 million (see Note 3). We recognized amortization expense for intangible assets of $31.6 million and $25.9 million for the nine months ended September 30, 2012 and 2011, respectively. Other changes in intangible assets, net during the nine months ended September 30, 2012 are due to foreign currency translation gains of $4.6 million.

The following is a summary of estimated aggregated amortization expense for the remaining three months of 2012 and each of the succeeding five years:

(in millions)
2012	$10.7
2013	42.9
2014	40.9
2015	39.3
2016	37.6
2017	32.2

6.  Income Taxes

Our effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were 30.9% and 27.2%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2012 and 2011 were 32.9% and 32.2%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates. The increase in the 2012 three-month period effective income tax rate compared to the same period in 2011 is primarily attributable to changes in our blended state income tax rate based on shifts in our income, as well as settlement of various tax matters that had a favorable impact on our 2011 three-month period effective income tax rate.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

7.  Debt

Debt consists of the following:

	September 30,	December 31,
	2012	2011
	(in millions)

Unsecured revolving credit facility due July 26, 2016	$680.0	$645.0
Senior unsecured notes due July 2, 2013	75.0	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	14.1	12.8
Total	1,369.1	1,332.8
Less: unamortized discount	(1.5)	(1.6)
Less: amounts due within one year and short-term borrowings	(88.8)	(12.2)
Total long-term debt	$1,278.8	$1,319.0

Unsecured Revolving Credit Facility

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of September 30, 2012.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of September 30, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.72% and 1.78% as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we had $32.4 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $217.6 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $20.8 million are in place for operations in Asia and Europe with combined outstanding balances of $13.5 million and $11.8 million as of September 30, 2012 and December 31, 2011, respectively.

Senior Unsecured Notes – Private Placements

We have $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of September 30, 2012. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Covenants

The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended September 30, 2012 was approximately 10.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of September 30, 2012 calculated in accordance with the terms of the revolving credit facility was 28.7% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of September 30, 2012 was $1.09 billion compared to Reliance shareholders’ equity balance of $3.48 billion as of September 30, 2012.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 88% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of September 30, 2012.

We were in compliance with all debt covenants as of September 30, 2012.

8.  Equity

Common Stock

During the nine months ended September 30, 2012, we issued 516,362 shares of common stock in connection with the exercise of stock options for total proceeds of approximately $20.6 million.

On May 16, 2012, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

Share-Based Compensation

On May 16, 2012, pursuant to the May 2011 Directors Equity Plan, which has been approved by the shareholders, 16,842 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors. The awards include dividend rights and vest immediately upon grant.  The recipients are restricted from trading the restricted stock for one year from date of grant.  The fair value of the restricted stock granted was $49.87 per share, determined based on the closing price of our common stock on the grant date.

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

Share Repurchase Program

As of September 30, 2012, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2012 or 2011. Repurchased shares are redeemed and treated as authorized but unissued shares.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included the following:

	September 30,	December 31,
	2012	2011
	(in millions)
Foreign currency translation gain	$22.7	$10.4
Unrealized loss on investments, net of tax	(0.2)	(0.4)
Minimum pension liability, net of tax	(18.8)	(18.8)
Total accumulated other comprehensive income (loss)	$3.7	$(8.8)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $11.5 million, respectively, as of September 30, 2012 and December 31, 2011.

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

10.  Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted stock, RSUs, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, RSUs, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(in millions, except share and per share amounts)

Numerator:
Net income attributable to Reliance	$98.1	$84.9	$323.1	$275.9

Denominator:
Denominator for basic earnings per share:
Weighted average shares	75,242,031	74,826,968	75,084,481	74,740,921

Effect of dilutive securities:
Stock options, restricted stock and RSUs	468,009	136,159	465,422	305,768

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	75,710,040	74,963,127	75,549,903	75,046,689

Net income per share attributable to Reliance shareholders – diluted	$1.30	$1.13	$4.28	$3.68

Net income per share attributable to Reliance shareholders – basic	$1.30	$1.13	$4.30	$3.69

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The computations of earnings per share for the three months ended September 30, 2012 and 2011 do not include 2,035,575 and 3,859,485 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the nine months ended September 30, 2012 and 2011 do not include 2,324,507 and 3,347,503 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

11. Subsequent Events

Effective October 1, 2012, through our wholly-owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH, located in Fort Payne, Alabama, was founded in 1958 and has grown its processing equipment to include flat-bed lasers, tube lasers, torches, shears, automatic band saws, CNC press brakes, coil-fed and hand-fed stampers, robotic and manual welders, and a painting line. GH’s sales were approximately $44 million for the year ended December 31, 2011. GH will operate as a wholly-owned subsidiary of Feralloy.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry. Sunbelt was founded in 1986 and is headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt increases our growing exposure to the energy market in high end, niche products serving customers across multiple oil and gas well drilling types, including vertical, horizontal, directional, and deepwater drilling applications. Net sales of Sunbelt for the twelve months ended December 31, 2011 were approximately $48 million. Sunbelt will operate as a wholly-owned subsidiary of Reliance Steel & Aluminum Co.

We funded these acquisitions with borrowings on our revolving credit facility.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed Unaudited Consolidating Balance Sheet
As of September 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$40.5	$20.0	$60.1	$—	$120.6
Accounts receivable, less allowance for doubtful accounts	76.0	810.9	91.6	—	978.5
Inventories	63.0	1,157.3	162.2	—	1,382.5
Intercompany receivables	0.3	22.1	2.0	(24.4)	—
Income taxes receivable	82.0	—	—	(48.7)	33.3
Other current assets	105.8	26.2	8.3	(75.0)	65.3
Total current assets	367.6	2,036.5	324.2	(148.1)	2,580.2

Investments in subsidiaries	3,406.0	257.5	—	(3,663.5)	—
Property, plant and equipment, net	98.4	992.2	84.1	—	1,174.7
Goodwill	23.8	1,149.3	108.1	—	1,281.2
Intangible assets, net	11.6	764.3	134.0	—	909.9
Intercompany receivables	1,293.6	21.5	—	(1,315.1)	—
Other assets	15.8	66.4	2.2	—	84.4
Total assets	$5,216.8	$5,287.7	$652.6	$(5,126.7)	$6,030.4

Liabilities & Equity
Accounts payable	$41.8	$307.7	$56.8	$(24.4)	$381.9
Accrued compensation and retirement costs	18.1	78.9	6.9	—	103.9
Income taxes payable	—	47.6	1.1	(48.7)	—
Other current liabilities	57.3	60.5	7.5	—	125.3
Deferred income taxes	—	75.0	—	(75.0)	—
Current maturities of long-term debt and short-term borrowings	75.3	—	13.5	—	88.8
Total current liabilities	192.5	569.7	85.8	(148.1)	699.9
Long-term debt	1,278.8	—	—	—	1,278.8
Intercompany borrowings	—	1,176.4	138.7	(1,315.1)	—
Other long-term liabilities	270.4	270.7	25.1	—	566.2
Total Reliance shareholders’ equity	3,475.1	3,264.4	399.1	(3,663.5)	3,475.1
Noncontrolling interests	—	6.5	3.9	—	10.4
Total equity	3,475.1	3,270.9	403.0	(3,663.5)	3,485.5
Total liabilities and equity	$5,216.8	$5,287.7	$652.6	$(5,126.7)	$6,030.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$175.4	$1,781.8	$150.2	$(52.1)	$2,055.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	136.5	1,327.0	108.6	(52.1)	1,520.0
Warehouse, delivery, selling, general and administrative	21.7	315.4	23.4	(15.1)	345.4
Depreciation and amortization	3.6	30.7	3.0	—	37.3
	161.8	1,673.1	135.0	(67.2)	1,902.7

Operating income	13.6	108.7	15.2	15.1	152.6

Other income (expense):
Interest	(14.5)	(3.1)	(0.6)	3.5	(14.7)
Other income (expense), net	24.0	0.7	(0.2)	(18.6)	5.9
Income before equity in earnings of subsidiaries and income taxes	23.1	106.3	14.4	—	143.8
Equity in earnings of subsidiaries	67.9	6.7	—	(74.6)	—
Income before income taxes	91.0	113.0	14.4	(74.6)	143.8
Income tax (benefit) provision	(7.1)	48.8	2.7	—	44.4
Net income	98.1	64.2	11.7	(74.6)	99.4
Less: Net income attributable to noncontrolling interests	—	1.3	—	—	1.3
Net income attributable to Reliance	$98.1	$62.9	$11.7	$(74.6)	$98.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$178.9	$1,858.3	$157.3	$(55.9)	$2,138.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	144.2	1,445.9	110.5	(55.9)	1,644.7
Warehouse, delivery, selling, general and administrative	19.7	289.1	22.6	(11.8)	319.6
Depreciation and amortization	4.4	27.1	2.7	—	34.2
	168.3	1,762.1	135.8	(67.7)	1,998.5

Operating income	10.6	96.2	21.5	11.8	140.1

Other income (expense):
Interest	(14.8)	(4.6)	(1.1)	5.5	(15.0)
Other income (expense), net	16.0	(3.9)	(1.3)	(17.3)	(6.5)
Income before equity in earnings of subsidiaries and income taxes	11.8	87.7	19.1	—	118.6
Equity in earnings of subsidiaries	64.1	8.0	—	(72.1)	—
Income before income taxes	75.9	95.7	19.1	(72.1)	118.6
Income tax (benefit) provision	(9.0)	37.2	4.1	—	32.3
Net income	84.9	58.5	15.0	(72.1)	86.3
Less: Net income attributable to noncontrolling interests	—	1.2	0.2	—	1.4
Net income attributable to Reliance	$84.9	$57.3	$14.8	$(72.1)	$84.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$557.8	$5,678.1	$496.1	$(178.7)	$6,553.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	423.1	4,271.9	354.5	(178.7)	4,870.8
Warehouse, delivery, selling, general and administrative	52.9	986.1	72.6	(61.8)	1,049.8
Depreciation and amortization	10.5	89.7	9.1	—	109.3
	486.5	5,347.7	436.2	(240.5)	6,029.9

Operating income	71.3	330.4	59.9	61.8	523.4

Other income (expense):
Interest	(43.7)	(11.7)	(1.8)	13.0	(44.2)
Other income, net	80.7	2.7	0.3	(74.8)	8.9
Income before equity in earnings of subsidiaries and income taxes	108.3	321.4	58.4	—	488.1
Equity in earnings of subsidiaries	196.0	24.5	—	(220.5)	—
Income before income taxes	304.3	345.9	58.4	(220.5)	488.1
Income tax (benefit) provision	(18.8)	168.4	11.0	—	160.6
Net income	323.1	177.5	47.4	(220.5)	327.5
Less: Net income attributable to noncontrolling interests	—	4.2	0.2	—	4.4
Net income attributable to Reliance	$323.1	$173.3	$47.2	$(220.5)	$323.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed Unaudited Consolidating Cash Flow Statement

For the nine months ended September 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$323.1	$177.5	$47.4	$(220.5)	$327.5
Equity in earnings of subsidiaries	(196.0)	(26.1)	—	220.5	(1.6)
Other operating activities, net	20.7	(67.6)	(10.2)	—	(57.1)
Cash provided by operating activities	147.8	83.8	37.2	—	268.8

Investing activities:
Purchases of property, plant and equipment	(10.2)	(114.0)	(13.2)	—	(137.4)
Acquisitions of metal service centers, net of cash acquired	(66.6)	(16.4)	—	—	(83.0)
Net advances to subsidiaries	(63.7)	—	—	63.7	—
Other investing activities, net	4.1	2.4	0.1	—	6.6
Cash used in investing activities	(136.4)	(128.0)	(13.1)	63.7	(213.8)

Financing activities:
Net short-term debt (repayments) borrowings	—	(29.5)	1.4	—	(28.1)
Proceeds from long-term debt borrowings	531.0	—	—	—	531.0
Principal payments on long-term debt	(496.3)	(1.6)	—	—	(497.9)
Dividends paid	(41.3)	—	—	—	(41.3)
Net intercompany borrowings (repayments)	—	86.6	(22.9)	(63.7)	—
Other financing activities, net	20.6	(2.1)	—	—	18.5
Cash provided by (used in) financing activities	14.0	53.4	(21.5)	(63.7)	(17.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.2)	—	(1.2)
Increase in cash and cash equivalents	25.4	9.2	1.4	—	36.0
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6
Cash and cash equivalents at end of period	$40.5	$20.0	$60.1	$—	$120.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed Unaudited Consolidating Cash Flow Statement

For the nine months ended September 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$275.9	$155.7	$41.0	$(192.5)	$280.1
Equity in earnings of subsidiaries	(168.8)	(25.3)	—	192.5	(1.6)
Other operating activities, net	4.6	(244.5)	(21.3)	—	(261.2)
Cash provided by (used in) operating activities	111.7	(114.1)	19.7	—	17.3

Investing activities:
Purchases of property, plant and equipment	(9.5)	(99.9)	(3.3)	—	(112.7)
Acquisition of a metal service center, net of cash acquired	(306.5)	—	—	—	(306.5)
Net advances to subsidiaries	(294.7)	—	—	294.7	—
Other investing activities, net	3.9	8.7	0.1	—	12.7
Cash used in investing activities	(606.8)	(91.2)	(3.2)	294.7	(406.5)

Financing activities:
Net short-term debt repayments	—	(74.9)	(27.9)	—	(102.8)
Proceeds from long-term debt borrowings	913.0	—	—	—	913.0
Principal payments on long-term debt	(378.2)	(1.3)	—	—	(379.5)
Dividends paid	(26.9)	—	—	—	(26.9)
Net intercompany borrowings	—	284.5	10.2	(294.7)	—
Other financing activities, net	2.1	(2.6)	—	—	(0.5)
Cash provided by (used in) financing activities	510.0	205.7	(17.7)	(294.7)	403.3
Effect of exchange rate changes on cash and cash equivalents	—	—	4.1	—	4.1
Increase in cash and cash equivalents	14.9	0.4	2.9	—	18.2
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9
Cash and cash equivalents at end of period	$29.3	$8.4	$53.4	$—	$91.1

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

2012 Acquisitions

Effective October 1, 2012, through our wholly-owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH, located in Fort Payne, Alabama, was founded in 1958 and has grown its processing equipment to include flat-bed lasers, tube lasers, torches, shears, automatic band saws, CNC press brakes, coil-fed and hand-fed stampers, robotic and manual welders, and a painting line. GH’s sales were approximately $44 million for the year ended December 31, 2011. GH will operate as a wholly-owned subsidiary of Feralloy.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry. Sunbelt was founded in 1986 and is headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt increases our growing exposure to the energy market in high end, niche products serving customers across multiple oil and gas well drilling types, including vertical, horizontal, directional, and deepwater drilling applications. Net sales of Sunbelt for the twelve months ended December 31, 2011 were approximately $48 million. Sunbelt will operate as a wholly-owned subsidiary of Reliance Steel & Aluminum Co.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd, a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. Airport Metals (Australia), based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. The addition of Airport Metals is our first entry into Australia and enhances our ability to service important aerospace customers in that area.

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

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas.  In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our growing exposure to the energy market.  NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia and Tulsa, Oklahoma. Net sales of NSA during the period from April 3, 2012 through September 30, 2012 were approximately $47.4 million.

Effective February 1, 2012, through our wholly-owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey will be working closely with Diamond Manufacturing Company to leverage their combined expertise in the perforated metal market and further expand our presence within that market.  McKey had net sales of $14.5 million for the eight months ended September 30, 2012.

2011 Acquisition

Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. (“Continental”), headquartered in Houston, Texas, and certain affiliated companies for a combined transaction value of approximately $440.8 million, which included the assumption and repayment of $104.7 million of debt.

We funded this acquisition with borrowings on our revolving credit facility. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States.  This acquisition aligns well with our diversification strategy by increasing our growing exposure to the energy market, including the addition of Oil Country Tubular Goods (“OCTG”) products, new processing capabilities, and entry into new international markets.  Continental and its affiliates had combined net sales of approximately $337.0 million for the nine months ended September 30, 2012.

Three Months and Nine Months Ended September 30, 2012 Compared to Three Months and Nine Months Ended September 30, 2011

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2012 and 2011 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,055.3	100.0%	$2,138.6	100.0%	$6,553.3	100.0%	$6,100.8	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,520.0	74.0	1,644.7	76.9	4,870.8	74.3	4,589.8	75.2

Gross profit (1)	535.3	26.0	493.9	23.1	1,682.5	25.7	1,511.0	24.8

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	345.4	16.8	319.6	14.9	1,049.8	16.0	951.8	15.6

Depreciation expense	26.6	1.3	24.1	1.1	77.7	1.2	72.8	1.2

Amortization expense	10.7	0.5	10.1	0.5	31.6	0.5	25.9	0.4

Operating income	$152.6	7.4%	$140.1	6.6%	$523.4	8.0%	$460.5	7.5%

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

Net Sales

	September 30,		Dollar	Percentage
	2012	2011	Change	Change
	(in millions)
Net sales (three months ended)	$2,055.3	$2,138.6	$(83.3)	(3.9%)
Net sales (nine months ended)	$6,553.3	$6,100.8	$452.5	7.4%
Net sales, same-store (three months ended)	$1,914.9	$2,050.3	$(135.4)	(6.6%)
Net sales, same-store (nine months ended)	$6,152.9	$6,012.4	$140.5	2.3%

	September 30,		Tons	Percentage
	2012	2011	Change	Change
	(in thousands)
Tons sold (three months ended)	1,105.9	1,083.7	22.2	2.0%
Tons sold (nine months ended)	3,425.8	3,157.8	268.0	8.5%
Tons sold, same-store (three months ended)	1,073.0	1,058.3	14.7	1.4%
Tons sold, same-store (nine months ended)	3,326.4	3,132.5	193.9	6.2%

	September 30,		Price/Ton	Percentage
	2012	2011	Change	Change
Average selling price per ton sold (three months ended)	$1,848	$1,973	$(125)	(6.3%)
Average selling price per ton sold (nine months ended)	$1,908	$1,931	$(23)	(1.2%)
Average selling price per ton sold, same-store (three months ended)	$1,775	$1,937	$(162)	(8.4%)
Average selling price per ton sold, same-store (nine months ended)	$1,845	$1,918	$(73)	(3.8%)

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2012 and 2011 acquisitions.

In general, business activity in most all of our markets served is better in 2012 than in the same period in 2011, albeit, the improvement in tons shipped has decreased sequentially in each of the quarters in 2012 over the same periods in 2011. In 2012, our strongest markets continue to be aerospace, farm and heavy equipment, and auto (through our toll processing businesses). Energy (oil & gas), although down a little from 2011 levels, still continues to be one of our strongest markets. These end markets continue to offset weakness in non-residential construction.  Non-residential construction continues to exhibit signs of a recovery, although at significantly reduced demand levels from its peak in 2006.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.  Our 2011 and 2012 acquisitions, particularly Continental and NSA who specialize in various alloy steel products, favorably impacted our 2012 three- and nine-month period average selling prices as their specialty products have higher selling prices than our company average; however, not enough to offset the overall decline in our selling prices.

Our 2012 same-store three- and nine-month period average selling prices declined from the same periods in 2011 due to lower mill pricing for most of our products as a result of decreases in raw material and scrap costs at the mills as well as high import levels and domestic overcapacity that needed to be absorbed in the marketplace. Lower London Metal Exchange aluminum prices and reduced nickel surcharges were primarily responsible for the drop in common alloy aluminum and stainless steel prices, respectively.

Our major commodity same-store selling prices changed during the three-month period ended September 30, 2012 from the same period in 2011 as follows: carbon steel down 8.3%; aluminum down 5.7%; stainless steel down 13.2%; and alloy up 0.2%. For the 2012 nine-month period, our same-store average selling prices changed from the same period in 2011 as follows: carbon steel down 2.9%; aluminum down 2.1%; stainless steel down 10.4%; and alloy up 3.5%.  As carbon steel sales represent slightly more than 50% of our sales dollars, changes in carbon steel prices have a significant impact on changes in our overall average price per ton sold.

Cost of Sales

	September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Cost of sales (three months ended)	$1,520.0	74.0%	$1,644.7	76.9%	$(124.7)	(7.6%)
Cost of sales (nine months ended)	$4,870.8	74.3%	$4,589.8	75.2%	$281.0	6.1%

The decrease in cost of sales in the three-month period ended September 30, 2012 compared to the same 2011 period is primarily due to the decrease in the cost of materials we purchase, offset by the slight improvement in our tons sold.  The increase in cost of sales in the nine-month period ended September 30, 2012 compared to the same 2011 period is primarily due to the increase in tons sold, offset with slightly lower product costs. The decrease in cost of sales as a percent of net sales in the 2012 three- and nine-month periods is due to our selling prices decreasing at a lower rate compared to the decrease in our replacement costs.  See “Net Sales” above for trends in both demand and costs of our products and the discussion below on our LIFO inventory valuation adjustments and related impact on cost of sales.

Our LIFO reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $27.0 million in the three-month period ended September 30, 2012 compared to a charge, or expense, of $22.5 million in the same period in 2011. Our LIFO reserve adjustment in the 2012 nine-month period resulted in a credit, or income, of $27.0 million compared to a charge, or expense, of $67.5 million in the 2011 nine-month period.

We currently estimate our year-end LIFO adjustment to be a credit, or income, of $36.0 million as we expect that our average cost of inventory at December 31, 2012 will be lower than at January 1, 2012.

Gross Profit

	September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit (three months ended)	$535.3	26.0%	$493.9	23.1%	$41.4	8.4%
Gross profit (nine months ended)	$1,682.5	25.7%	$1,511.0	24.8%	$171.5	11.4%

The increase in our gross profit levels in the three-month and nine-month periods ended September 30, 2012 is due to fluctuations in gross profit margin resulting from changing commodity prices that impact the cost of materials we purchase as well as LIFO adjustments, which in effect reflect cost of sales at current replacement costs. Additionally, higher sales levels also contributed to the increase in our gross profit levels in the nine-month period ended September 30, 2012. See “Net Sales” and “Cost of Sales” for discussion on product pricing trends and our LIFO reserve adjustments, respectively.

Expenses

	September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense (three months ended)	$345.4	16.8%	$319.6	14.9%	$25.8	8.1%
S,G&A expense (nine months ended)	$1,049.8	16.0%	$951.8	15.6%	$98.0	10.3%
S,G&A expense, same-store (three months ended)	$326.3	17.0%	$313.0	15.3%	$13.3	4.2%
S,G&A expense, same-store (nine months ended)	$998.9	16.2%	$945.2	15.7%	$53.7	5.7%
Depreciation & amortization expenses (three months ended)	$37.3	1.8%	$34.2	1.6%	$3.1	9.1%
Depreciation & amortization expenses (nine months ended)	$109.3	1.7%	$98.7	1.6%	$10.6	10.7%

The additional expenses of our 2012 and 2011 acquisitions along with increases in certain warehouse and delivery expenses resulting from increased staffing levels due to improved demand accounted for most of the increase in S,G&A expense during the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. Our three-month ended September 30, 2012 S,G&A expense as a percent of net sales increased as compared to the same period in 2011 primarily due to the lower selling prices in 2012 compared to 2011, causing our 2012 three-month period net sales to decline compared to the same period in 2011 even though our volumes were up slightly.

The increase in depreciation and amortization expense was mainly due to our 2012 and 2011 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Operating income (three months ended)	$152.6	7.4%	$140.1	6.6%	$12.5	8.9%
Operating income (nine months ended)	$523.4	8.0%	$460.5	7.5%	$62.9	13.7%

The higher gross profit dollars, offset by only moderate increases in S,G&A expense, and the contributions of our 2011 and 2012 acquisitions improved our operating income level in the three-and nine-month periods ended September 30, 2012. Our operating income returns improved slightly in the 2012 periods mainly because of our improved gross profit margins and contributions from our 2012 and 2011 acquisitions, which produce higher operating returns due to the specialty nature of their products and processing services.

Other Income (Expense)

	September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Other income (expense), net (three months ended)	$5.9	0.3%	$(6.5)	(0.3%)	$12.4	(190.8%)
Other income (expense), net (nine months ended)	$8.9	0.1%	$(2.2)	0.0%	$11.1	(504.5%)

The changes in other income (expense), net in the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011 were primarily due to higher foreign currency gains due to the weakening of the U.S. dollar in 2012 compared to the same periods in 2011, higher gains from sales of property, plant, and equipment, timing of life insurance proceeds and investment returns on our life insurance assets.

Income Tax Rate

Our effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were 30.9% and 27.2%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2012 and 2011 were 32.9% and 32.2%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates. The increase in the 2012 three-month period effective income tax rate compared to the same period in 2011 is primarily attributable to changes in our blended state income tax rate based on shifts in our income, as well as settlement of various tax matters that had a favorable impact on our 2011 three-month period effective income tax rate.

Net Income Attributable to Reliance

	September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$98.1	4.8%	$84.9	4.0%	$13.2	15.5%
Net income attributable to Reliance (nine months ended)	$323.1	4.9%	$275.9	4.5%	$47.2	17.1%

The increase in net income attributable to Reliance in the three- and nine- month periods ended September 30, 2012 was primarily the result of higher gross profit dollars with relatively lower increases in our operating expenses, and contributions from our 2011 and 2012 acquisitions.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $268.8 million in the nine-month period ended September 30, 2012. As a result of increased demand levels from December 31, 2011, our working capital, primarily accounts receivable and inventories, has increased from year-end levels.  However, we were able to fund these increases with our profitable business activities. Our receivables and FIFO inventories increased by $60.6 million and $109.9 million, respectively, from December 31, 2011 levels, offset with increases in our accounts payable and other liabilities of approximately $33.0 million.  Our 2011 nine-month period net cash provided by operating activities of $17.3 million was significantly lower from our 2012 levels primarily due to double-digit increases in both demand and pricing for our products that we experienced in 2011 compared to 2010 levels that required much larger investment in our working capital during 2011.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2012, our days sales outstanding rate was approximately 41.4 days compared to 41.6 days at December 31, 2011.  Our inventory turn rate (based on dollars) during the nine-month period ended September 30, 2012 was about 4.0 times (or 3.0 months on hand), compared to our 2011 annual rate of 4.4 times (or 2.7 months on hand). Our inventory turns were primarily impacted by our acquisitions of Continental in August 2011 and NSA in April 2012. Excluding the 2011 and 2012 acquisitions, our 2012 inventory turn rate (based on dollars) was 4.3 times (or 2.8 months on hand).

Investing Activities

Capital expenditures were $137.4 million for the nine-month period ended September 30, 2012 compared to $112.7 million during the same period in 2011. The majority of our 2012 capital expenditures relate to growth initiatives to expand or relocate existing facilities, purchase properties that were previously leased, adding or upgrading equipment, and ongoing maintenance requirements. We also spent $83.0 million on acquisitions in the 2012 nine-month period, net of cash acquired, compared to $306.5 million in the same 2011 period.

Financing Activities

The increase in our working capital, our 2012 capital expenditures and the 2012 acquisitions were largely funded by our cash from operations. We paid dividends to our shareholders of $41.3 million during the nine-month period ended September 30, 2012. In July 2012, our Board of Directors increased our quarterly dividend rate by 67%, and on October 23, 2012, declared the 2012 fourth quarter cash dividend of $0.25 per share. We have increased our dividend 18 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 53 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2012 was $1.37 billion, up from $1.33 billion at December 31, 2011. At September 30, 2012, we had $680.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016.  The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% as of September 30, 2012.  The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.25% as of September 30, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $20.8 million and with combined outstanding balances of $13.5 million and $11.8 million as of September 30, 2012 and December 31, 2011, respectively.

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

At September 30, 2012, we also had $75.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

Our net debt-to-total capital ratio was 26.4% at September 30, 2012; down from our 2011 year-end rate of 28.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).

As of September 30, 2012, we had $89.1 million of debt obligations coming due before our new $1.5 billion revolving credit facility expires on July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs, and to maintain and potentially increase our dividends. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with cash from operations and borrowings under our revolving credit facility in the near term.

Covenants

Our amended and restated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended September 30, 2012 was approximately 10.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at September 30, 2012, calculated in accordance with the terms of the credit agreement, was 28.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at September 30, 2012 was $1.09 billion compared to the Reliance shareholders’ equity balance of $3.48 billion at September 30, 2012.

Additionally, all of our wholly-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 88% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of September 30, 2012.

We were in compliance with all debt covenants at September 30, 2012.

Off-Balance-Sheet Arrangements

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction and energy industries and related businesses. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

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

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.28 billion at September 30, 2012, or approximately 21.2% of total assets, or 36.9% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $909.9 million at September 30, 2012, or approximately 15.1% of total assets, or 26.2% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2011 and updated for any significant developments or changes through December, 31, 2011. We determined that the recorded amounts for goodwill were recoverable and that no impairment existed.

Our 2012 annual impairment tests of goodwill will be performed as of November 1, 2012. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and the current changing market conditions may impact our assumptions as to commodity prices, demand and future growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Furthermore, significant declines in the market conditions for our products as well as significant decreases in the price of our common stock could also impact our impairment analysis. However, as of September 30, 2012, we have noted no indications of impairment.

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

Item 4. Controls And Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.                 Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: November 2, 2012	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
Karla R. Lewis
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.