Form 10-K
period 2012-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2013-02-27
CIK 861884

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2012 was approximately $3,620,000,000. As of January 31, 2013, 76,260,899 shares of the registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2013 (the "Proxy Statement") are incorporated by reference into Part III of this report.

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

  •
  The success of our business is affected by general economic and political conditions both in the U.S. and globally. Our business was adversely impacted by the recent economic recession and, although pricing and demand have stabilized since that time, we do not know if, or when, demand levels will return to pre-recession levels. We were also recently impacted by the "fiscal cliff" concerns in our 2012 fourth quarter during which many of our customers decreased their purchasing activity. If the U.S. institutes austerity measures, including automatic sequesters, or is unable to raise its "debt ceiling", our business could be negatively impacted. Further, any significant deterioration in the global economy from current levels could also negatively impact our business.

  •
  We operate in a very competitive industry and increased competition could reduce our profitability.

ii

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

  •
  The interest rates on our $1.5 billion revolving credit facility are variable. Our outstanding borrowings on our $1.5 billion revolving credit facility were $525.0 million at December 31, 2012. Interest rate changes could have a significant impact on our financial results, and the impact would be amplified if we increase our borrowings on our $1.5 billion revolving credit facility or obtain new financing at variable rates.

  •
  We may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business, or may fail to successfully adopt our operating strategies.

  •
  Our acquisitions might fail to perform as we anticipate or there could be significant negative events in our industry or the general economy that fundamentally alter our business model and outlook. This could result in a significant impairment charge to goodwill and/or other intangible assets. Acquisitions may also result in our becoming responsible for unforeseen liabilities that may adversely affect our financial condition and liquidity. If our acquisitions do not perform as anticipated, our operating results also may be adversely affected.

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

  •
  The volatility of our stock price has increased significantly since 2008. This volatility may continue in the future and may increase from current levels.

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

iii

PART I

Item 1.    Business.

        We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 240 locations in 38 states in the U.S. and in ten other countries (Australia, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom). Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. We deliver a variety of products from facilities located across the United States and Canada, and have grown our international presence to support the globalization of our customers, giving us broad product, customer and geographic diversification.

        Our primary business strategy is to enhance our operating results through organic growth activities and strategic acquisitions to enhance our product, customer and geographic diversification. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and human resources needed for growth that they generally lacked before. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and has somewhat lessened the negative impact of the recent economic recessions we have experienced. We also believe that our growth and diversification strategy has been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. We generated 2012 net sales of $8.44 billion and net income attributable to Reliance of $403.5 million.

Industry Overview

        Metals service centers acquire products from primary metals producers and then process carbon steel, aluminum, stainless steel and other metals to meet customer specifications using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting, among others. These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing or processing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer or with an intermediate metals processor. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the United States according to a report issued by IBISWorld Inc. in September 2012.

        Metals service centers are generally less susceptible to market cycles than producers of the metals because service centers are usually able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a contractual basis. We believe that service center companies, like Reliance, with emphasis on rapid inventory turnover and minimal contract sales are generally the least vulnerable to changing metals prices.

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

        The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single stand-alone service centers. According to IBISWorld Inc., the number of metal wholesale centers in the United States decreased from approximately 11,000 locations operated by 8,300 companies in 2002 to approximately 9,900 locations operated by more than 6,500 companies in 2011. This consolidation trend continues to create opportunities for us to expand by making acquisitions.

        According to IBISWorld Inc., the United States metals wholesale industry generated revenues of approximately $192.0 billion in 2011, a 6% increase over 2010 revenues of $180.9 billion. The four largest U.S. metals service center companies represented less than 10% of the estimated $192.0 billion industry total in 2011. While we continue to be the largest metals service center in the United States on a revenue basis, our 2011 U.S. revenues of $7.65 billion accounted for about 4.0% of the entire U.S. market in 2011 according to IBISWorld Inc.

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

        In the mid-1970's, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. We have continued to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. In the mid-1990's we began to expand nationally and focused on acquiring well-run, profitable service center companies. We have continued that strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 240 locations and 2012 net sales of $8.44 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We focus on smaller customers and order sizes with quick turnarounds generally in local areas and currently operate metals service centers under the following trade names:

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Divisions
Affiliated Metals	1	Plate and flat-rolled aluminum and stainless steel
Bralco Metals	6	Aluminum, brass, copper and stainless steel
Central Plains Steel Co.	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Lusk Metals	1	Precision cut aluminum plate and aluminum sheet and extrusions
MetalCenter	1	Flat-rolled aluminum and stainless steel
Olympic Metals	1	Aluminum, brass, copper and stainless steel

Trade Name	No. of Locations	Primary Products Processed & Distributed
Reliance Metalcenter	7	Variety of carbon steel and non-ferrous metal products
Reliance Steel Co.	2	Carbon steel flat-rolled and plate
Tube Service Co.	6	Specialty tubing
Airport Metals (Australia)	1	Aluminum sheet and alloy bar and tube
Allegheny Steel Distributors, Inc.	1	Carbon steel flat-rolled and plate
Aluminum and Stainless, Inc.	2	Aluminum and stainless steel sheet, plate and bar
American Metals Corporation
American Metals	3	Carbon steel bar, flat-rolled, plate, structural and tubing
American Steel	2	Carbon steel bar, flat-rolled, plate, structural and tubing
Lampros Steel	3	Carbon structural, tubing, and plate
AMI Metals, Inc.
AMI Metals	6	Heat-treated aluminum sheet and plate
AMI Metals UK, Ltd.	1	Heat-treated aluminum sheet and plate
AMI Metals Europe SPRL.	1	Heat-treated aluminum sheet and plate
CCC Steel, Inc.
CCC Steel	1	Carbon steel bar, plate, structural and tubing
IMS Steel	1	Carbon steel bar, plate, structural and tubing
Chapel Steel Corp.	5	Carbon steel plate
Chatham Steel Corporation	6	Carbon and stainless steel
Clayton Metals, Inc.	3	Aluminum and stainless steel flat-rolled products and custom extrusions
Continental Alloys & Services Inc.
Continental Alloys & Services	6	Specialty bar, pipe and tubing
Continental Alloys & Services (Dubai)	1	Specialty bar, pipe and tubing
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1	Specialty bar, pipe and tubing
Continental Alloys & Services (Mexico).	1	Specialty bar, pipe and tubing
Continental Alloys & Services Pte. Ltd. (Singapore)	1	Specialty bar, pipe and tubing
Continental Valve & Fittings	2	Valves and fittings
Crest Steel Corporation	2	Carbon steel flat-rolled, plate, bar and structural
Delta Steel, Inc.
Delta Steel	4	Carbon steel bar, flat-rolled, plate, structural and tubing
Smith Pipe & Steel Company	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Diamond Manufacturing Company
Diamond Manufacturing	3	Perforated flat-rolled aluminum, stainless steel and carbon steel
Dependable Punch	1	Metal fabrication

Trade Name	No. of Locations	Primary Products Processed & Distributed
McKey Perforating Co., Inc.	1	Perforated flat-rolled aluminum, stainless steel and carbon steel
McKey Perforated Products Co., Inc.	1	Perforated flat-rolled and tubular aluminum, stainless steel and carbon steel
Perforated Metals Plus	1	Perforated flat-rolled aluminum, stainless steel and carbon steel
Durrett Sheppard Steel Co., Inc.	1	Carbon steel bar, flat-rolled, plate, structural and tubing
Earle M. Jorgensen Company
Earle M. Jorgensen	30	Specialty bar and tubing
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1	Carbon, stainless and alloy bar and tube
Encore Metals USA	3	Stainless and alloy bar, plate and tube
Steel Bar	1	Carbon steel bars and tubing
Everest Metals (Suzhou) Co., Ltd	1	Aluminum plate and bar
Feralloy Corporation
Feralloy	5	Flat-rolled carbon steel service centers
Acero Prime S. de R.L. de C.V. (40%-owned)	3	Toll processing (slitting and leveling) of carbon steel
Feralloy Processing Company (51%-owned)	1	Toll processing (leveling and blanking) of carbon steel
GH Metal Solutions, Inc.	1	Metal fabrication
Indiana Pickling & Processing (56%-owned)	1	Toll processing (pickling) of carbon steel
Oregon Feralloy Partners (40%-owned)	1	Toll processing (leveling and blanking) of carbon steel
Infra-Metals Co.	5	Carbon steel bar, plate, structural and tubing
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3	Full-line service centers
Custom Fab Company	1	Metal fabrication
Good Metals Company	1	Tool and alloy steels
Hagerty Steel & Aluminum Company	2	Plate and flat-rolled carbon steel
Metals Supply Company, Ltd.	2	Carbon steel bar, flat-rolled, plate, structural and tubing
Metalweb Limited	4	Aluminum sheet, plate and bar
National Specialty Alloys, Inc.	5	Stainless and nickel alloy bar and tube
Pacific Metal Company	6	Aluminum and coated carbon steel
PDM Steel Service Centers, Inc.	9	Carbon steel bar, flat-rolled, plate, structural and tubing
Phoenix Corporation
Phoenix Metals Company	13	Flat-rolled aluminum, stainless steel and coated carbon steel
Precision Flamecutting and Steel, Inc.	1	Carbon, alloy, and HSLA steel plate

Trade Name	No. of Locations	Primary Products Processed & Distributed
Precision Strip, Inc.	11	Toll processing (slitting, leveling, blanking) of aluminum, stainless steel and carbon steel
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1	Aluminum plate, sheet and coil
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5	Specialty bar and tubing
Encore Metals	4	Stainless and alloy bar, plate and tube
Team Tube	5	Alloy and carbon steel tubing
Service Steel Aerospace Corp.
Service Steel Aerospace	2	Stainless and alloy specialty steels
Dynamic Metals International	1	Maraging and specialty steels
United Alloys Aircraft Metals	1	Titanium products
Siskin Steel & Supply Company, Inc.
Siskin Steel	5	Full-line service centers
Athens Steel	1	Carbon steel structural, flat-rolled and ornamental iron
East Tennessee Steel Supply	1	Carbon steel plate, bar and structural
Industrial Metals and Surplus/Georgia Steel	1	Carbon steel structural, flat-rolled and ornamental iron
Sunbelt Steel Texas, Inc.	2	Specialty bar and heavy-wall tubing
Sugar Steel Corporation	2	Carbon steel bar, plate, structural and tubing
Toma Metals, Inc.	1	Stainless steel sheet and coil
Valex Corp. (97%-owned)
Valex	1	Electropolished stainless steel tubing and fittings
Valex China Co., Ltd. (92%-owned)	1	Electropolished stainless steel tubing and fittings
Valex Korea Co., Ltd. (94%-owned)	1	Electropolished stainless steel tubing and fittings
Viking Materials, Inc.	2	Flat-rolled aluminum, stainless steel and coated carbon steel
Yarde Metals, Inc.	8	Aluminum and stainless steel plate, rod and bar

        We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers' needs. We performed metals processing services, or first-stage processing, on approximately 40% of our sales orders in 2012 before distributing the product to manufacturers and other end-users. For approximately 40% of our 2012 orders, we delivered the metal to our customer within 24 hours from receipt of an order. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2012, we handled approximately 5,153,000 transactions in total or 20,500 transactions per business day, with an average price of approximately $1,640 per transaction. Our net sales during 2012 were $8.44 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.

        Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 50 businesses. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities during the last few years have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.

Recent Developments

        In February 2013, we entered into a definitive merger agreement to acquire all the outstanding shares of Metals USA Holdings Corp. ("Metals USA") for $20.65 per share in cash for a total equity purchase price of approximately $786 million and assumption of approximately $452 million of debt, for a total enterprise value of approximately $1.2 billion. The transaction is expected to close in the second quarter of 2013. Metals USA's total assets as of December 31, 2012 and sales for the year then ended were approximately $1.0 billion (unaudited) and $2.0 billion (unaudited), respectively.

        The transaction has been unanimously approved by the respective Boards of Directors of Reliance and Metals USA. The transaction is subject to approval by Metals USA stockholders, along with the receipt of regulatory clearances and the satisfaction of other customary closing conditions, and includes a 30-day "go-shop" period. We anticipate funding the transaction with borrowings on our revolving credit facility, together with funds obtained from accessing the bank credit and debt capital markets.

2012 Acquisitions

        Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation ("Feralloy"), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) ("GH"), a value added processor and fabricator of carbon steel products, that will allow Feralloy to better serve the increasing demands of its diverse customer base. GH, located in Fort Payne, Alabama, was founded in 1958 and has grown its processing equipment to include flat-bed lasers, tube lasers, torches, shears, automatic band saws, CNC press brakes, coil-fed and hand-fed stampers, robotic and manual welders, and a painting line. GH operates as a wholly owned subsidiary of Feralloy and had net sales of $12.6 million for the three months ended December 31, 2012.

        Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC ("Sunbelt"), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry. Sunbelt was founded in 1986 and is headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt increases our growing exposure to the energy market in high end, niche products serving customers across multiple oil and gas well drilling types, including vertical, horizontal, directional, and deepwater drilling applications. Sunbelt had net sales of $12.5 million for the three months ended December 31, 2012.

        On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. ("Airport Metals"). Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. The addition of Airport Metals is our first entry into Australia and enhances our ability to service important aerospace customers in that area. Net sales of Airport Metals during the period from July 6, 2012 through December 31, 2012 were $1.4 million.

        Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. ("PSI"), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a "toll" basis, processing the metal for a fee without taking ownership of the metal. The addition of the Vonore location to PSI's existing footprint of facilities allows PSI to better service its customer base in an important geographic area of the country. The Vonore location's net sales during the period from April 27, 2012 through December 31, 2012 were $1.6 million.

        Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC ("NSA"), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas. In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our growing exposure to the energy market. NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. Net sales of NSA during the period from April 3, 2012 through December 31, 2012 were $68.0 million.

        Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey and Diamond Manufacturing Company are working together to leverage their combined expertise in the perforated metal market and further expand our presence within that market. McKey had net sales of $18.6 million for the eleven months ended December 31, 2012.

Internal Growth Activities

        We continued to emphasize organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $214.0 million in 2012, our highest annual spend to-date. During 2012 we also consolidated and closed a few small operations that did not impact our ability to service our customers.

        Our 2013 capital expenditure budget is approximately $180 million with much of this related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities. We also plan to move out of various leased facilities and into newly built and/or purchased ones. We will continue to evaluate and execute additional growth projects as appropriate, given the economic conditions and outlook at the time. We have the ability to significantly scale back our capital expenditures, if needed.

Operational Strategy

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

        Our metals service centers wrote and delivered over 5,153,000 orders during 2012 at an average price of approximately $1,640 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our service centers to our customers helps us provide just-in-time delivery to our customers as well as increases the likelihood of repeat business. In 2012, approximately 96% of our orders were from repeat customers. With our fleet of approximately 1,550 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Due to increased volatility and uncertainty in metal costs in recent years, more customers have migrated to smaller, more frequent purchases of metal so they can maintain lean inventories, which fits our operating model. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

        Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 7% of our 2012 net sales, or $581 million. However, our net sales to international customers (based on the shipping destination) were approximately 10% of our 2012 net sales or $873 million, with approximately 53% of these sales, or $462 million, to Canadian customers. See Note 1 of the Notes to the Consolidated Financial Statements for further information on U.S. and foreign revenues and assets.

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

        In general, business activity in most all of our markets served was better in 2012 than in the same period in 2011 with the exception of the 2012 fourth quarter, when our same store volumes declined by 5.1% from the same period in 2011. Overall, our same-store tons shipped in 2012 were up by 3.4% from

2011 levels. In 2012, most major industries we serve experienced improved demand, including our strongest end markets of aerospace, farm and heavy equipment, and auto (through our toll processing businesses). The energy (oil and gas) market, although down from 2011 levels, still continues to be one of our strongest. Non-residential construction volumes increased moderately in 2012 over 2011 levels, but lagged the improvements seen in other markets and currently remain below historic levels. We believe non-residential construction is our largest end market and represents about 30% of our business.

        The diversity of our customer base somewhat reduces the impact of any single customer as our largest customer represented only 1.1% of our sales in 2012. We had 15 customers with 2012 annual sales to them greater than $25 million.

        The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2012	2011	2010
Midwest	26%	27%	28%
Southeast	17%	17%	18%
West/Southwest	19%	17%	15%
California	11%	11%	12%
Northeast	7%	7%	8%
International	7%	6%	5%
Mid-Atlantic	5%	6%	6%
Pacific Northwest	5%	5%	5%
Mountain	3%	4%	3%

Total	100%	100%	100%

Suppliers

        We purchase our inventory primarily from the major domestic metals mills; however we do purchase certain products from foreign mills. We have multiple suppliers for all of our product lines. Our major suppliers of domestic carbon steel products include ArcelorMittal, California Steel Industries, Inc., Evraz NA, Gerdau, Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. AK Steel, Allegheny Technologies Incorporated, North American Stainless and Outokumpu supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Aleris International, Inc., Constellium Global ATI, Kaiser Aluminum Corp., Novelis Inc. and Sapa Group.

        From 2001 through 2003, many domestic steel mills entered bankruptcy proceedings, which resulted in significant consolidation. Due to somewhat improved demand, U.S. carbon steel mills are now operating at 70-80% of capacity, up from less than 50% in 2009, but well below 2008 and pre-recession levels. Limited imports to the U.S. and increased raw material costs have generally supported higher prices for carbon steel since 2004. However, U.S. prices are currently higher than most other parts of the world for many products and imports have increased, which could pressure U.S. pricing downward. There has been significant volatility in carbon steel pricing since 2004, generally with wider swings than was experienced prior to this time, however, the low end of the pricing in each cycle has been well above pricing levels prior to 2004.

        Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by the suppliers, given the order size. We believe that we are not dependent on any one of our suppliers for metals. From 2004 to 2008, when the supply of certain metals was tight, we believe that these relationships provided an advantage to us in our ability to source product and have it available for our customers. We believe our size and strong relationships with our suppliers are now more important because mill consolidation has reduced the number of suppliers.

Backlog

        Because of the just-in-time delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is material to an understanding of our business.

Products and Processing Services

        We provide a wide variety of processing services to meet our customers' specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. We often deliver orders that do not require extensive or specialized processing to the customer within 24 hours of receiving the order. Our product mix has changed mainly as a result of our acquisitions, which tend to be focused on more specialized items as opposed to pure commodity products. Flat-rolled carbon steel products (i.e., hot-rolled, cold-rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 11% of our 2012 sales.

        Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2012	2011	2010
	13%	13%	12%	carbon steel plate
	10%	10%	10%	carbon steel tubing
	9%	10%	10%	carbon steel structurals
	8%	9%	9%	carbon steel bar
	6%	6%	5%	hot-rolled steel sheet and coil
	3%	3%	4%	galvanized steel sheet and coil
	2%	2%	2%	cold-rolled steel sheet and coil

Carbon Steel	51%	53%	52%
	6%	6%	7%	aluminum bar and tube
	4%	4%	5%	heat-treated aluminum plate
	3%	3%	4%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	15%	15%	18%
	8%	8%	8%	stainless steel bar and tube
	5%	5%	6%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate

Stainless Steel	15%	15%	16%
	7%	6%	6%	alloy bar and rod
	4%	3%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	12%	10%	8%
	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	5%	5%	4%	miscellaneous, including brass, copper and titanium

Total	100%	100%	100%

        We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We are also less dependent on particular suppliers.

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

        After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2012, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

        Few metals service centers offer the full scope of processing services and metals that we provide. In addition to a focus on growing in specialty products, we have also enhanced the level of value-added services with recent acquisitions. Diamond Manufacturing was our first entry into perforating metal for our customers and we expanded this with our purchase of McKey. Continental Alloys provides more complex machining and threading of products than we typically perform, generating higher margins. GH added new processing capabilities such as a painting line and stamping presses and significantly increased our metal cutting capabilities with a variety of laser machines and automatic band saws. We have also significantly upgraded and expanded our processing capabilities with significant investments in new equipment over the past few years.

        In 2012, we performed processing services for approximately 40% of our sales orders. Our primary processing services range from cutting, leveling or sawing to complete processes such as machining or electropolishing. Throughout our service centers we perform most processes provided in the industry, without encroaching upon the services performed by our customers.

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

Marketing

        As of December 31, 2012, we had approximately 1,770 sales personnel located in 43 states and twelve countries that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are considered those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to write and price orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit and/or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

Competition

        The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported by IBISWorld Inc. in their September 2012 report on the metals service center industry, it is estimated that there were approximately 9,900 metal wholesale locations in the United States operated by approximately 6,500 companies in 2011. The four largest U.S. metals service center companies represented less than 10% of the estimated $192.0 billion industry total in 2011. Our U.S. revenues of $7.65 billion in 2011 accounted for about 4.0% of the entire U.S. market. We believe we continue to be the largest North American (U.S. and Canada) metals service center company on a revenue basis.

        We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of products and services, and our acquisitions, as well as our continued focus on small order sizes with quick turnaround.

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

        We maintain various quality certifications throughout our operations with about half of our operating locations being ISO 9001:2008 certified. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

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

        Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and encourage our employees to follow established safety practices. We encourage social well-being by instituting these high quality labor, health and safety standards. We do not anticipate that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

        Certain of our operations sell metal to foreign customers, subjecting us to various export compliance, the Foreign Corrupt Practices Act ("FCPA") and other regulations. We have implemented company-wide export compliance and FCPA training and compliance programs to monitor adherence to our policies and to provide appropriate training to our operating personnel. Although the amount of our sales that are subject to export compliance, FCPA and other regulations may only be a small percentage of our total sales, penalties assessed to any violations in connection with these sales may be material. Although we have implemented policies and procedures to comply with these regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.

Environmental

        Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, our wholly owned subsidiary, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

        We believe that all scrap metal produced by our operations is recycled by the independent scrap metal companies and producers that we sell to. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution. If more stringent environmental regulations are enacted this could have an adverse impact on our financial results.

Employees

        As of December 31, 2012, we had approximately 11,600 employees. Approximately 11% of the employees are covered by collective bargaining agreements, which expire at various times over the next five years. We have entered into collective bargaining agreements with 35 union locals at 41 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. We have never experienced a significant work stoppage.

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

        We have substantial debt service obligations. As of December 31, 2012, we had aggregate outstanding indebtedness of approximately $1.21 billion. This indebtedness could adversely affect us in the following ways:

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

        Our existing debt agreements contain financial and restrictive covenants that limit our ability to incur additional debt, and to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our shareholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        If the U.S. institutes austerity measures, including automatic sequesters, or is unable to raise its "debt ceiling", our business could be negatively impacted. Further, any significant deterioration in the global economy from current levels could also negatively impact our business.

The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Future changes in global general economic conditions or in production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our revenues, gross profit and net income.

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

        We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers' needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers' needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find foreign sources of supply. Using foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us, and such claims may be more difficult to pass through to foreign suppliers.

        There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if the general economy enters into another recession. Lower metal prices and lower demand levels caused certain mills to reduce their production capacity and, in many cases, to operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.

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

If we do not successfully implement our growth strategy, our ability to grow our business could be impaired.

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

        Furthermore, our organic growth activities have been at historically high levels for us in the last few years as we have invested a significant amount of capital in new locations and new processing capabilities. We may not realize the expected returns from these investments and our future financial performance may decline from current levels.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of that transaction.

        Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased more than 50 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

  •
  we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

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

The pending acquisition of Metals USA if completed will be our largest public company acquisition and there may be risks of which we are not aware or existing risks may change over time.

        The Metals USA acquisition, if completed, will be our largest acquisition and our second acquisition of a public company. Since the transaction is subject to approval by Metals USA stockholders, along with the receipt of regulatory clearances and the satisfaction of other customary closing conditions, and includes a 30-day "go-shop" period, there is a possibility that the acquisition will not be completed. If the Metals USA acquisition is completed, there may be risks associated with the acquisition that we are not aware of at the present time because of the complexities involved with the integration of a business of this size. After the acquisition, customers may choose to diversify their metals suppliers to reduce their dependence on a single supplier of the majority of their metals needs. We may not be able to retain all of the Reliance and Metals USA customers, and any loss of customers and the business that they bring to us could have an adverse effect on our operating results.

As a decentralized business, we depend on both senior management and our key operating employees; if we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.

        Because of our decentralized operating style, we depend on the efforts of our senior management, including our chairman and chief executive officer, David H. Hannah, our president and chief operating officer, Gregg J. Mollins, and our executive vice president and chief financial officer, Karla Lewis, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our profitability and in times of reduced profitability this may cause our employees to seek employment opportunities that provide a more stable compensation structure. In addition, our senior management and key operating employees hold stock options and restricted shares that have vested and may also hold common stock in our employee stock ownership plan. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

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

        Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with various international laws and regulations has increased. Moreover, we are subject to the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the UK Bribery Act 2010, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. In addition, we could be held liable for actions taken by employees or third parties on behalf of a company that we acquire. If we fail to comply with the requirements under these laws, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial results.

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

        Changes in regulatory requirements, such as the reporting requirements relating to conflict minerals originating in the Democratic Republic of Congo ("DRC") or adjoining countries included in the Dodd-Frank Act, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

        We have contracted with third-party service providers that provide us with backup systems in the event that our major information management systems are damaged. The backup facilities and other protective measures we take could prove to be inadequate. Our inability to restore data completely and accurately could lead to inaccurate and/or untimely filings of our periodic reports with the SEC, tax filings with the IRS or other required filings, all of which could have a significant negative impact on our corporate reputation and could negatively impact our stock price or result in fines or penalties that could impact our financial results.

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

  •
  ability to maintain our increased dividend rate;

  •
  sales of our common stock by large shareholders or insiders; and

  •
  general domestic or international economic, market and political conditions.

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

The volatility of the market could result in a material impairment of goodwill or indefinite-lived intangible assets.

        We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, loss of key customers, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

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

        The debt securities will be guaranteed by any subsidiary guarantor for so long as such subsidiary guarantor is a borrower or a guarantor of obligations under our credit agreement and our private notes. In the event that, for any reason, the obligations of any subsidiary guarantor terminate as a borrower or guarantor under our credit agreement and our private notes, that subsidiary guarantor will be deemed released from all of its obligations under the indenture and its guarantee of the notes will terminate. A subsidiary guarantor's guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to the notes of a series upon legal defeasance of such series or satisfaction and discharge of the indenture as it relates to such series. A subsidiary guarantor's guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to each series of notes in connection with any sale or other disposition by Reliance of all of the capital stock of that subsidiary guarantor (including by way of merger or consolidation) or other transaction such that after giving effect to such transaction such subsidiary guarantor is no longer a domestic subsidiary of Reliance. If the obligations of any subsidiary guarantor as a guarantor terminate or are released, the risks applicable to our subsidiaries that are not guarantors will also be applicable to such released subsidiary guarantor.

We depend on the receipt of dividends or other intercompany transfers from our subsidiaries to meet our obligations under the notes. Claims of creditors of our subsidiaries may have priority over your claims with respect to the assets and earnings of our subsidiaries.

        We conduct a substantial portion of our operations through our subsidiaries. We will therefore be dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2012, Reliance and the subsidiary guarantors accounted for approximately $5.22 billion, or 89%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $7.80 billion, or 92%, of our total consolidated revenues for the year ended December 31, 2012. If Reliance expands its international presence at a greater pace than it expands its U.S. presence, a smaller percentage of its consolidated assets may be subject to the guarantee obligations.

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

        We will be required to offer to repurchase certain outstanding senior notes upon the occurrence of a change of control repurchase event as defined in the indenture dated November 20, 2006 (see Exhibit 4.01 incorporated by reference in this Annual Report on Form 10-K). We may not have sufficient funds to repurchase the notes in cash at such time or have the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Under the terms of our credit facility, we are prohibited from repurchasing the notes if we are in default under such credit facility.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2012, we maintained more than 240 metals service center processing and distribution facilities in 38 states in the U.S. and in ten other countries, and our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities generally operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging about two shifts operating at full capacity for a five-day work week. We have the ability to increase our capacity significantly without further investment in facilities or equipment if demand levels improve.

        We lease 146 of our processing and distribution facilities for a total of approximately 8.5 million square feet. Total square footage on all company-owned properties is approximately 17.2 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. These property leases expire at various times through 2031 and the aggregate monthly rent amount is approximately $2.9 million.

Item 3.    Legal Proceedings.

        From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. We are not a party to any pending legal proceedings other than routine litigation incidental to the business. Also, a lawsuit has been filed against us in connection with our pending acquisition of Metals USA. It is common for lawsuits to be filed with respect to transactions of this size. We expect that these matters will be resolved without having a material adverse effect on our results of operations or financial condition. We maintain liability insurance against risks arising out of our normal course of business.

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

	2012		2011
	High	Low	High	Low
First Quarter	$57.95	$50.41	$58.49	$51.23
Second Quarter	$56.94	$45.99	$60.05	$46.61
Third Quarter	$57.66	$44.98	$50.43	$33.68
Fourth Quarter	$62.10	$50.12	$50.11	$32.04

        As of January 31, 2013, there were 253 record holders of our common stock. We have paid quarterly cash dividends on our common stock for 53 years. In February 2013, our Board of Directors increased the regular quarterly dividend amount 20% to $0.30 per share, following a 67% increase in July 2012 from $0.15 to $0.25 per share and a 25% increase in February 2012 from $0.12 to $0.15 per share of common stock. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 19th increase since our IPO in 1994. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that either cash or stock dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

        We did not repurchase any of our common stock in 2012, 2011, or 2010. Since initiating the Stock Repurchase Plan in 1994 we have purchased approximately 15,200,000 shares at an average cost of $18.41 per share. As of December 31, 2012 we had authorization to purchase an additional 7,883,033 shares under our existing Repurchase Plan.

        The private placement debt agreements for our senior notes and our syndicated revolving credit facility contain covenants, which, among other things, require us to maintain a minimum net worth, which may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2012, we have paid between 5% and 25% of earnings to our shareholders as dividends. The wide range is due mainly to volatility of our earnings over this period more than volatility of our dividend rate. In 2012 our dividend payments represented 15% of earnings.

        The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/23/12	11/29/12	12/20/12	$0.25 per share
7/24/12	8/17/12	9/14/12	$0.25 per share
4/24/12	6/1/12	6/22/12	$0.15 per share
2/14/12	3/2/12	3/23/12	$0.15 per share
10/26/11	11/29/11	12/20/11	$0.12 per share
7/27/11	8/19/11	9/16/11	$0.12 per share
4/26/11	6/3/11	6/24/11	$0.12 per share
2/16/11	3/4/11	3/25/11	$0.12 per share

        On February 26, 2013 and March 16, 2012, we granted 324,780 and 391,050, respectively, restricted stock units ("RSUs") to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan, which is approved by the shareholders. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2013 and 2012 RSU granted has a service condition and cliff vests at December 31, 2015 and December 31, 2014, respectively, if the recipient is an employee on the vesting date. In addition to the service criteria, 134,725 and 138,700 of the RSUs granted in 2013 and 2012, respectively, also have performance goals and vest only upon the satisfaction of the service and performance criteria. The fair value of the 2013 and 2012 RSUs granted was $65.73 per share and $57.42 per share, respectively, determined based on the closing price of our common stock on the grant date.

        We have issued restricted stock pursuant to the Directors Equity Plan, which was approved by shareholders in May 2011 to replace the Directors Stock Option Plan, as amended. We granted 16,842 shares and 16,079 shares of restricted stock to non-employee members of the Board of Directors for their services on the Board in 2012 and 2011, respectively. The awards include dividend rights and vest immediately upon grant. The recipients are restricted from trading the shares for a period of one year from date of grant. There were no proceeds received from the shares granted under the Directors Equity Plan. The fair value of the shares granted was $49.87 per share in 2012 and $52.24 per share in 2011, determined based on the closing price of our common stock on the grant date.

        Additional information regarding securities authorized for issuance under all share-based compensation plans will be included under the caption "EXECUTIVE COMPENSATION—Equity Compensation Table" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2013.

Stock Performance Graph

        The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and a Peer Group that we selected for the five-year period from December 31, 2007 through December 31, 2012. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2007 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer groups. As of December 31, 2012, the Peer Group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; A.M. Castle & Co., Metals USA Holdings Corp. and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange (collectively, the "Peer Group"). The returns of each member of the Peer Group are weighted according to that member's stock market capitalization as of the period measured.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co., the S&P 500 Index, the Russell 2000 Index and a Peer Group

	2007	2008	2009	2010	2011	2012
Reliance Steel & Aluminum Co.	100.00	37.19	81.60	97.35	93.73	121.37
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Peer Group(1)	100.00	61.98	77.72	104.80	91.35	131.96

(1)
Metals USA Holdings Corp. had its initial public offering in April 2010.

Item 6.    Selected Financial Data.

        We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2012 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except share and per share data)
Income Statement Data:
Net sales	$8,442.3	$8,134.7	$6,312.8	$5,318.1	$8,718.8
Cost of sales (exclusive of depreciation and amortization expenses included in operating expenses)	6,235.4	6,148.7	4,727.9	3,918.6	6,556.7

Gross profit(1)	2,206.9	1,986.0	1,584.9	1,399.5	2,162.1
Operating expenses(2)	1,547.7	1,413.2	1,224.2	1,149.1	1,309.1

Operating income	659.2	572.8	360.7	250.4	853.0
Other income (expense):
Interest expense	(58.4)	(59.8)	(61.2)	(67.5)	(82.6)
Other income (expense), net	8.6	(1.4)	(3.0)	12.6	(3.8)

Income before income taxes	609.4	511.6	296.5	195.5	766.6
Provision for income taxes	201.1	162.4	98.6	46.3	282.9

Net income	408.3	349.2	197.9	149.2	483.7
Less: Net income attributable to noncontrolling interests	4.8	5.4	3.5	1.0	0.9

Net income attributable to Reliance	$403.5	$343.8	$194.4	$148.2	$482.8

Earnings per Share:
Net income per share attributable to Reliance shareholders—diluted	$5.33	$4.58	$2.61	$2.01	$6.56
Net income per share attributable to Reliance shareholders—basic	$5.36	$4.60	$2.62	$2.02	$6.60
Weighted average common shares outstanding—diluted	75,694,212	75,041,753	74,472,380	73,701,979	73,597,717
Weighted average common shares outstanding—basic	75,216,955	74,767,988	74,230,452	73,445,583	73,102,215
Other Data:
Cash flow provided by operations	$601.9	$234.8	$214.1	$943.0	$664.7
Capital expenditures	214.0	156.4	111.4	69.9	151.9
Cash dividends per share	0.80	0.48	0.40	0.40	0.40
Balance Sheet Data (December 31):
Working capital	$1,699.2	$1,698.3	$1,192.3	$973.3	$1,652.2
Total assets	5,857.7	5,605.9	4,668.9	4,306.8	5,195.5
Long-term debt(3)	1,124.0	1,320.5	857.8	852.6	1,675.6
Reliance shareholders' equity	3,558.4	3,143.9	2,823.7	2,606.4	2,431.4

(1)
Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)
Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation and amortization expense.

(3)
Includes the long-term portion of capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our 2012 results reflected growth over 2011, but not at the level we had anticipated. We began 2012 with positive momentum for both demand and pricing for the products we sell. However, we saw consistent deterioration in overall metals pricing beginning in February that continued throughout 2012. Demand also waned in most end markets we serve as the year progressed. We believe that U.S., as well as global, political and economic uncertainty caused demand to subside. These same factors also contributed to increased imports of metal products into the U.S. and reductions in raw material costs that led to lower metals pricing.

        We did see continued strength in the aerospace, auto (mainly through our toll processing businesses) and energy (oil and gas) end markets during 2012, even though growth in the energy market slowed from 2011 levels and sequentially in each of the quarters during the year. Heavy industries such as mining equipment, barge and tank manufacturers, transmission towers and rail cars were also solid markets for us in 2012. Our sales into the agricultural equipment end market were strong in the 1st half of 2012 but slowed in the 2nd half. Our sales into the non-residential construction market improved somewhat over 2011 levels, primarily in the industrial construction market, but overall remain well below the peak levels in 2006.

        Our 2012 sales of $8.44 billion were our second best ever, and our earnings per share were the third best ever. Through the efforts of our employees, we increased our 2012 same-store tons sold 3.4% over 2011 and increased our gross profit margin to 26.1% in a challenging business environment. We ended 2012 in a strong financial position with our net debt-to-capital ratio at 23.8%.

        During 2012 we completed six acquisitions, with combined pro-forma annual sales of approximately $225 million. These companies generally sell specialty products or provide high-value processing, leading to higher selling prices and gross profit margins than the Company average. We also invested $214 million in capital expenditures, our highest ever. The majority of our capital expenditures related to growth activities, including the expansion and relocation of existing facilities, enhancing and adding processing capabilities, penetrating new geographic markets and expanding product offerings at existing locations.

        We believe we have significantly higher earnings capacity from our current levels with exposure to industries that are poised for growth in the years ahead along with our broad and diverse product base and wide geographic footprint that positions us well in our industry. However, until there is a significant improvement in demand, especially in the non-residential construction market, we expect our results to be below what we believe our earnings power is, given the current size and breadth of the Company. We will continue to focus on maximizing the working capital management and profitability of our existing businesses and on profitable growth through both acquisitions and internal investment. We have also consistently returned capital to our shareholders through dividends, with substantial increases in our quarterly dividend rate over the past two years.

        Looking forward, we expect that global economic uncertainty will continue to impact U.S. economic growth. However, we do expect pricing to improve from current levels and for volumes to steadily improve as we overcome the economic and political uncertainty and our customers gain more confidence. Our strong balance sheet provides a solid foundation for our operating activities and our growth strategies, both organic and through acquisitions, which we expect to aggressively pursue.

        In February 2013, we announced our agreement to acquire Metals USA Holdings Corp. in an all cash transaction for approximately $1.2 billion. If completed, this would be our largest acquisition to date, adding 48 service center locations throughout the U.S. and further strengthen our broad range of products, significant customer diversification and wide geographic footprint. Our operating and growth strategies have helped us achieve industry-leading operating results on a consistent basis and we remain confident in our ability to continue this track record of success going forward.

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

Recent Developments

        In February 2013, we entered into a definitive merger agreement to acquire all the outstanding shares of Metals USA Holdings Corp. ("Metals USA") for $20.65 per share in cash for a total equity purchase price of approximately $786 million and assumption of approximately $452 million of debt, for a total enterprise value of approximately $1.2 billion. The transaction is expected to close in the second quarter of 2013. Metals USA's total assets as of December 31, 2012 and sales for the year then ended were approximately $1.0 billion (unaudited) and $2.0 billion (unaudited), respectively.

        The transaction has been unanimously approved by the respective Boards of Directors of Reliance and Metals USA. The transaction is subject to approval by Metals USA stockholders, along with the receipt of regulatory clearances and the satisfaction of other customary closing conditions, and includes a 30-day "go-shop" period. We anticipate funding the transaction with borrowings on our revolving credit facility, together with funds obtained from accessing the bank credit and debt capital markets.

2012 Acquisitions

        Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation ("Feralloy"), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) ("GH"), a value added processor and fabricator of carbon steel products, that will allow Feralloy to better serve the increasing demands of its diverse customer base. GH, located in Fort Payne, Alabama, was founded in 1958 and has grown its processing equipment to include flat-bed lasers, tube lasers, torches, shears, automatic band saws, CNC press brakes, coil-fed and hand-fed stampers, robotic and manual welders, and a painting line. GH operates as a wholly owned subsidiary of Feralloy and had net sales of $12.6 million for the three months ended December 31, 2012.

        Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC ("Sunbelt"), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry. Sunbelt was founded in 1986 and is headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt increases our growing exposure to the energy market in high end, niche products serving customers across multiple oil and gas well drilling types, including vertical, horizontal, directional, and deepwater drilling applications. Sunbelt had net sales of $12.5 million for the three months ended December 31, 2012.

        On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. ("Airport Metals"). Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. The addition of Airport Metals is our first entry into Australia and enhances our ability to service important aerospace customers in that area. Net sales of Airport Metals during the period from July 6, 2012 through December 31, 2012 were $1.4 million.

        Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. ("PSI"), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a "toll" basis, processing the metal for a fee without taking ownership of the metal. The addition of the Vonore location to PSI's existing footprint of facilities allows PSI to better service its customer base in an important geographic area of the country. The Vonore location's net sales during the period from April 27, 2012 through December 31, 2012 were $1.6 million.

        Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC ("NSA"), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas. In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our growing exposure to the energy market. NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. Net sales of NSA during the period from April 3, 2012 through December 31, 2012 were $68.0 million.

        Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey and Diamond Manufacturing Company are working together to leverage their combined expertise in the perforated metal market and further expand our presence within that market. McKey had net sales of $18.6 million for the eleven months ended December 31, 2012.

2011 Acquisition

        Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. ("Continental"), headquartered in Houston, Texas, and certain affiliated companies. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States. This acquisition aligns well with our diversification strategy by increasing our exposure to the energy (oil and gas) market, including the addition of Oil Country Tubular Goods ("OCTG") products, new processing capabilities, and entry into new international markets. Continental and its affiliates had combined net sales of $442.4 million for the year ended December 31, 2012.

Internal Growth Activities

        We continued to maintain our focus on organic growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $214.0 million in 2012, our highest to-date. This amount includes the purchase of six facilities that we previously leased, which will reduce our expenses. Our 2012 capital expenditure budget was $250 million. During 2012 we also consolidated and closed a few small operations that did not impact our ability to service our customers.

        Our 2013 capital expenditure budget is approximately $180 million with much of this related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities. We also plan to move out of various leased facilities and into newly built and/or purchased ones. This reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time. We estimate our maintenance capital expenditures at about $60 to $70 million, which allows us to significantly reduce our capital expenditure spending if and when necessary.

Results of Operations

        The following table sets forth certain income statement data for each of the three years ended December 31 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	2012		2011		2010
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$8,442.3	100.0%	$8,134.7	100.0%	$6,312.8	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	6,235.4	73.9	6,148.7	75.6	4,727.9	74.9
Gross profit(1)	2,206.9	26.1	1,986.0	24.4	1,584.9	25.1
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	1,396.2	16.5	1,280.1	15.7	1,103.6	17.5
Depreciation expense	106.1	1.3	97.3	1.2	91.0	1.4
Amortization expense	45.4	0.5	35.8	0.4	29.6	0.5

Operating income	$659.2	7.8%	$572.8	7.0%	$360.7	5.7%

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

 Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2012	2011
	(in millions)
Net sales	$8,442.3	$8,134.7	$307.6	3.8%
Net sales, same-store	$7,885.4	$7,930.0	$(44.6)	(0.6)%

	Year Ended December 31,
			Tons Change	Percentage Change
	2012	2011
	(in thousands)
Tons sold	4,440.3	4,213.5	226.8	5.4%
Tons sold, same-store	4,299.1	4,157.0	142.1	3.4%

	Year Ended December 31,
			Price Change	Percentage Change
	2012	2011
Average selling price per ton sold	$1,894	$1,930	$(36)	(1.9)%
Average selling price per ton sold, same-store	$1,827	$1,907	$(80)	(4.2)%

        Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2012 and 2011 acquisitions.

        In general, business activity in most all of our end markets was better in 2012 than in 2011, albeit, the improvement in tons shipped decreased sequentially in each of the first three quarters of 2012 and in the fourth quarter declined due to extended holiday related closures at many of our customers. We also believe that certain of our customers reduced purchasing activity near the end of the year as the U.S. economy approached the "fiscal cliff". The combination of extended holiday closures and the pending "fiscal cliff" concerns caused our fourth quarter demand to decline more than typical seasonal slowdowns. In 2012, our strongest markets were aerospace, farm and heavy equipment, and auto (through our toll processing businesses). The energy (oil and gas) market, although down from 2011 levels, still continued to be one of our strongest. Non-residential construction, our largest end market, exhibited moderate improvement, although at significantly reduced demand levels from its peak in 2006.

        Since we primarily purchase and sell our inventories in the "spot" market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices. Our 2011 and 2012 acquisitions, particularly Continental and NSA which specialize in various alloy steel products, favorably impacted our 2012 average selling prices as their specialty products have higher selling prices than our company average; however, not enough to offset the overall decline in our selling prices.

        Our 2012 average selling prices declined from 2011 due to lower mill pricing for most of our products as a result of decreases in raw material and scrap costs at the mills as well as high import levels and domestic overcapacity that needed to be absorbed in the marketplace. Lower London Metal Exchange aluminum prices and reduced nickel surcharges were primarily responsible for the drop in common alloy aluminum and stainless steel prices, respectively.

        As a result of decreasing mill prices during most of the year, we sold most products at lower average selling prices compared to 2011 levels. Our major product same-store selling prices decreased in 2012 from 2011 levels as follows: carbon steel down 3.9%; aluminum down 2.1%; stainless steel down 10.4%; and

alloy up 2.6%. As carbon steel sales represent slightly more than 50% of our sales dollars, changes in carbon steel prices have a significant impact on changes in our overall average price per ton sold.

Cost of Sales

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Cost of sales	$6,235.4	73.9%	$6,148.7	75.6%	$86.7	1.4%

        The increase in cost of sales in 2012 compared to 2011 is due to increased tons sold, partially offset by lower product costs. See "Net Sales" above for trends in both demand and costs of our products.

        Our inventory LIFO valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $64.1 million in 2012 compared to a charge, or expense, of $85.3 million in 2011. Our LIFO valuation reserve as of December 31, 2012 and 2011 was $138.8 million and $202.9 million, respectively.

Gross Profit

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit	$2,206.9	26.1%	$1,986.0	24.4%	$220.9	11.1%

        Higher gross profit margins in 2012 contributed approximately 60% of the total increase in our gross profit of $220.9 million. The remaining increase in gross profit was from higher sales levels. The improvement in our gross profit margin was primarily due to our ability to effectively manage our selling prices in an environment of declining mill prices. See "Net Sales" and "Cost of Sales" for discussion on product pricing trends and our LIFO valuation reserve adjustments, respectively.

Expenses

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense	$1,396.2	16.5%	$1,280.1	15.7%	$116.1	9.1%
S,G&A expense, same-store	$1,321.2	16.8%	$1,262.1	15.9%	$59.1	4.7%
Depreciation & amortization expense	$151.5	1.8%	$133.1	1.6%	$18.4	13.8%

        The additional expenses of our 2012 and 2011 acquisitions along with increases in certain warehouse and delivery expenses resulting from increased staffing levels due to improved demand and increased fuel and healthcare costs accounted for most of the increase in S,G&A expense during 2012 compared to 2011. Our S,G&A expense as a percent of net sales increased as compared to 2011 primarily due to the lower selling prices in 2012 compared to 2011.

        The increase in depreciation and amortization expense was mainly due to our 2012 and 2011 acquisitions and depreciation expense from our recent capital expenditures. Additionally, we recognized an impairment loss of $2.5 million related to one of our trade name intangible assets for the year ended December 31, 2012, which is included in amortization expense.

Operating Income

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Operating income	$659.2	7.8%	$572.8	7.0%	$86.4	15.1%

        The higher gross profit dollars generated on higher sales, offset by only moderate increases in S,G&A expenses and the contributions of our 2011 and 2012 acquisitions improved our operating income level in 2012. Our operating income margin improved in 2012 mainly because of our improved gross profit margins and contributions from some of our 2012 and 2011 acquisitions, which produced higher operating returns due to the specialty nature of their products and processing services.

Other Income and Expense

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Other income (expense), net	$8.6	0.1%	$(1.4)	—	$10.0	(714.3)%

        The change in other income (expense), net in 2012 compared to 2011 was primarily due to higher foreign currency gains due to the weakening of the U.S. dollar in 2012 compared to 2011 and higher investment returns on our life insurance assets.

Income Tax Rate

        Our effective income tax rate in 2012 was 33.0% compared to our 2011 rate of 31.7%. The increase in our income tax rate was mainly due to higher income levels in 2012 as permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Net income attributable to Reliance	$403.5	4.8%	$343.8	4.2%	$59.7	17.4%

        The increase in our net income was primarily the result of higher gross profit dollars with relatively lower increases in our operating expenses, and contributions from our 2011 and 2012 acquisitions.

 Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2011	2010
	(in millions)
Net sales	$8,134.7	$6,312.8	$1,821.9	28.9%
Net sales, same-store	$7,789.1	$6,290.4	$1,498.7	23.8%

	Year Ended December 31,
			Tons Change	Percentage Change
	2011	2010
	(in thousands)
Tons sold	4,213.5	3,728.7	484.8	13.0%
Tons sold, same-store	4,084.7	3,720.4	364.3	9.8%

	Year Ended December 31,
			Price Change	Percentage Change
	2011	2010
Average selling price per ton sold	$1,930	$1,683	$247	14.7%
Average selling price per ton sold, same-store	$1,906	$1,680	$226	13.5%

        Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2011 and 2010 acquisitions.

        We saw steady improvement in our tons sold in 2011. In general, business activity in most all of our markets was better in 2011 than in 2010, albeit overall demand remained well below what we consider normal levels. In 2011, our strongest markets were energy (oil and gas), aerospace, farm and heavy equipment, mining, general manufacturing and semiconductor and electronics. Non-residential construction, our largest end market, continued to be our weakest, however, we saw some improvements in demand in 2011 for certain non-residential construction related products in certain areas around the country.

        As a result of increased mill prices, we were able to sell most products at higher average selling prices in 2011 compared to 2010 levels. Our major commodity selling prices increased in 2011 from 2010 levels as follows: carbon steel up 18.1%; aluminum up 6.6%; stainless steel up 12.1%; and alloy up 12.8%. The 2011 mill price increases over 2010 levels were primarily due to rises in scrap and other input costs at the mills rather than improved end market demand.

Cost of Sales

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Cost of sales	$6,148.7	75.6%	$4,727.9	74.9%	$1,420.8	30.1%

        The increase in cost of sales in 2011 compared to 2010 is due to increases in tons sold as well as increased costs for most products we sell from 2010. See "Net Sales" above for trends in both demand and costs of our products.

        Our inventory LIFO valuation reserve adjustment resulted in a charge, or expense, of $85.3 million in 2011 compared to a charge, or expense, of $34.8 million in 2010. Our inventory LIFO valuation reserve as of December 31, 2011 and 2010 was $202.9 million and $117.6 million, respectively.

Gross Profit

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit	$1,986.0	24.4%	$1,584.9	25.1%	$401.1	25.3%

        We were able to generate higher gross profit dollars in 2011 due to overall higher average selling prices and demand for our products in 2011 compared to 2010. Our gross profit margins, however, declined slightly from 2010 levels mainly due to increased pricing volatility in 2011. After experiencing significant price increases for most of our products through the first four months of 2011, pricing began to decline and generally did not reverse its course until the end of the year, when the mills began announcing small price increases for many of our products to be effective in 2012. An environment of declining prices puts negative pressure on our gross profit margins as we may have to lower our selling prices prior to receiving the lower cost inventory on hand. Pricing volatility, especially when headed downward, also generally increases competition in our industry, which contributed to our lower gross profit margins in 2011. See also "Cost of Sales" above for discussion of our LIFO valuation reserve adjustments.

Expenses

	Year Ended December 31,
	2011		2010
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense	$1,280.1	15.7%	$1,103.6	17.5%	$176.5	16.0%
S,G&A expense, same-store	$1,229.8	15.8%	$1,096.7	17.4%	$133.1	12.1%
Depreciation & amortization expense	$133.1	1.6%	$120.6	1.9%	$12.5	10.4%

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

Other Income and Expense

        Interest expense in 2011 was $59.8 million, a decrease of $1.4 million from $61.2 million in 2010. The effects of increased borrowings on our revolving credit facility that were primarily due to funding our increased working capital needs and our 2011 acquisition were offset by lower borrowing rates in 2011, as a result of restating our credit facility in July 2011.

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

Liquidity and Capital Resources

Operating Activities

        Net cash provided by operating activities was $601.9 million in 2012 compared to $234.8 million in 2011. The increase was mainly due to higher profitability levels and a larger working capital (primarily accounts receivable and inventories) investment requirement in 2011 as compared to 2012. When volume or pricing increases, our working capital requirements typically increase. When demand and pricing falls, we typically generate higher levels of cash flow from operating activities as our working capital needs decrease. Throughout 2011, both volume and pricing for our products were increasing, requiring a larger investment in working capital. In 2012, particularly in the fourth quarter, demand for our products was declining, and by aligning our working capital needs with current business levels we generated a significant amount of cash flow from operating activities.

        To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At December 31, 2012, our days sales outstanding rate was approximately 42.1 days compared to 41.6 days at December 31, 2011. Our inventory turn rate (based on dollars) during 2012 was about 4.0 times (or 3.0 months on hand), compared to our 2011 rate of 4.4 times (or 2.7 months on hand). Lower demand levels in the latter part of 2012 negatively impacted our inventory turns.

Investing Activities

        Capital expenditures were $214.0 million in 2012 compared to $156.4 million in 2011. The majority of our 2012 capital expenditures related to growth initiatives to expand or relocate existing facilities, to purchase properties that were previously leased, to add or upgrade equipment, and to meet ongoing maintenance requirements. We also spent $166.9 million on acquisitions in 2012, net of cash acquired, compared to $313.3 million in 2011.

Financing Activities

        Our 2012 capital expenditures and the 2012 acquisitions were largely funded by our cash from operations and the borrowings on our revolving credit facility. We paid dividends to our shareholders of $60.2 million in 2012. On February 19, 2013, our Board of Directors declared the 2013 first quarter regular cash dividend of $0.30 per share of common stock, an increase of 20% from $0.25 per share in fourth quarter 2012. We have increased our dividend 19 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 53 consecutive years.

Liquidity

        Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2012 was $1.21 billion, down from $1.33 billion at December 31, 2011. At December 31, 2012, we had $525.0 million in outstanding borrowings on our $1.5 billion revolving credit facility. As of December 31, 2012, our net debt-to-capital ratio was 23.8%, down from 28.4% as of December 31, 2011.

        On July 26, 2011, we amended and restated our existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the revolving credit facility for a five-year term to July 26, 2016. The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% as of December 31, 2012. The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.2% as of December 31, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

        We also have various other separate revolving credit facilities with a combined credit limit of approximately $20.8 million that are in place for operations in Asia and Europe as of December 31, 2012. These revolving credit facilities had combined outstanding balances of $8.3 million and $11.8 million as of December 31, 2012 and December 31, 2011, respectively.

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

        At December 31, 2012, we also had $75.0 million of outstanding senior unsecured notes issued in private placements of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

        Our net debt-to-total capital ratio was 23.8% at December 31, 2012; down from December 31, 2011 rate of 28.4% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders' equity plus total debt, net of cash).

        As of December 31, 2012, we had $83.9 million of debt obligations coming due before our $1.5 billion revolving credit facility expires July 26, 2016. We are comfortable that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs. We expect to continue our acquisition and other growth activities and anticipate that we will be able to fund such activities with cash from operations and borrowings under our revolving credit facility. However, to complete the acquisition of Metals USA, we will need to raise additional funds. See also discussion under "Recent Developments" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a merger agreement that we entered into in February 2013.

Covenants

        The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended December 31, 2012 was approximately 11.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of December 31, 2012 calculated in accordance with the terms of the revolving credit facility was 25.8% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders' equity plus total debt). The minimum net worth requirement as of December 31, 2012 was $1.19 billion compared to Reliance shareholders' equity balance of $3.56 billion as of December 31, 2012.

        Additionally, all of our 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 90% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of December 31, 2012.

        We were in compliance with all debt covenants as of December 31, 2012.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        As of December 31, 2012 and 2011, we were contingently liable under standby letters of credit in the aggregate amounts of $31.6 million and $35.5 million, respectively. The letters of credit related to insurance policies, construction projects, and outstanding bonds.

Contractual Obligations and Other Commitments

        The following table summarizes our contractual obligations as of December 31, 2012. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-Term Debt Obligations	$1,208.9	$83.6	$0.3	$875.0	$250.0
Estimated Interest on Long-Term Debt(1)	522.7	48.8	93.0	57.7	323.2
Operating Lease Obligations	264.1	55.9	83.7	56.1	68.4
Purchase Obligations—Other(2)	108.2	24.1	48.8	34.7	0.6
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(3)	47.0	5.3	6.8	7.2	27.7

Total	$2,150.9	$217.7	$232.6	$1,030.7	$669.9

(1)
Interest is estimated using applicable rates as of December 31, 2012 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $525 million is assumed to remain unchanged until its maturity date in July 2016.

(2)
The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace-related materials.

(3)
Includes the estimated benefit payments for the next ten years for various long-term retirement plans. For qualified defined benefit plans we have only included the estimated employer contribution amounts for 2013 as funding projections beyond 2013 are not practical to estimate. We have excluded deferred income taxes of $466.3 million, long-term tax contingencies of $15.9 million and other long-term liabilities of $11.2 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Seasonality

        Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our geographic, product and customer diversity reduces the impact of seasonal trends on our operating results. However, revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

        Effective January 1, 2012, we revised our internal reporting package for our Chief Operation Decision Maker (our Chief Executive Officer) and our Board of Directors in order to better align internal reporting with the way performance is measured and key resource allocation decisions are made, which are primarily based on enterprise level data. As part of the segment reassessment process triggered by this change in accordance with the guidance provided within the Segment Reporting topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification"), we concluded that we have one operating segment and also one reporting unit for goodwill impairment purposes. There was no change in our reportable segments; we have one reportable segment, metals service centers.

        Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.31 billion as of December 31, 2012, or approximately 22% of total assets or 37% of Reliance shareholders' equity. Additionally, other intangible assets, net amounted to $936.5 million at December 31, 2012, or approximately 16% of total assets or 26% of Reliance shareholders' equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

  Inventories

          A significant portion of our inventory is valued using the last-in, first-out ("LIFO") method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in our cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2012, cost on the first-in, first-out ("FIFO") method exceeded our LIFO value of inventories by $138.8 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are significantly below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.

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

  Long-Lived Assets—Goodwill and Indefinite-Lived Intangible Assets

          We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, as necessary. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2012, 2011 or 2010. We recognized an impairment loss of $2.5 million related to one of our trade name intangible assets for the year ended December 31, 2012. No impairment of intangible assets with indefinite lives was recognized for the years ended December 31, 2011 or 2010.

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

Foreign exchange rate risk

        Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not hedge our net investments in foreign subsidiaries due to the long-term nature of those investments.

        Total foreign currency transaction gains and losses impacting earnings were as follows: $1.7 million of gain in 2012, $5.9 million of losses in 2011 and $0.2 million of gains in 2010. During 2012, our primary exposure to foreign currency rates that impacted our earnings related to certain outstanding intercompany balances with our Canadian operations that were not hedged.

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

        Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. As of December 31, 2012, our total variable interest rate debt outstanding amounted to approximately $533.9 million, which was primarily comprised of the borrowings on our revolving credit facility of $525.0 million. A hypothetical 1% increase in interest rates on $533.9 million of debt would result in approximately $5.3 million of additional interest expense on an annual basis.

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

        We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.'s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 27, 2013

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97.6	$84.6
Accounts receivable, less allowance for doubtful accounts of $20.5 at December 31, 2012 and $22.2 at December 31, 2011	807.7	896.2
Inventories	1,272.3	1,212.8
Prepaid expenses and other current assets	40.9	47.8
Income taxes receivable	28.4	—
Deferred income taxes	30.5	33.3

Total current assets	2,277.4	2,274.7
Property, plant and equipment:
Land	155.6	145.8
Buildings	725.1	656.8
Machinery and equipment	1,124.7	982.9
Accumulated depreciation	(764.7)	(680.0)

	1,240.7	1,105.5
Goodwill	1,314.6	1,244.3
Intangible assets, net	936.5	895.9
Cash surrender value of life insurance policies, net	45.2	41.9
Investments in unconsolidated entities	15.5	16.2
Other assets	27.8	27.4

Total assets	$5,857.7	$5,605.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$255.6	$335.2
Accrued expenses	87.4	54.0
Accrued compensation and retirement costs	112.8	111.0
Accrued insurance costs	38.8	42.1
Current maturities of long-term debt and short-term borrowings	83.6	12.2
Income taxes payable	—	21.9

Total current liabilities	578.2	576.4
Long-term debt	1,123.8	1,319.0
Long-term retirement costs	94.9	88.6
Other long-term liabilities	27.1	30.1
Deferred income taxes	466.3	439.8
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares—5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares—200,000,000
Issued and outstanding shares—76,042,546 at December 31, 2012 and 75,007,694 at December 31, 2011, stated capital	722.2	657.1
Retained earnings	2,837.7	2,495.6
Accumulated other comprehensive loss	(1.5)	(8.8)

Total Reliance shareholders' equity	3,558.4	3,143.9
Noncontrolling interests	9.0	8.1

Total equity	3,567.4	3,152.0

Total liabilities and equity	$5,857.7	$5,605.9

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$8,442.3	$8,134.7	$6,312.8
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,235.4	6,148.7	4,727.9
Warehouse, delivery, selling, general and administrative	1,396.2	1,280.1	1,103.6
Depreciation and amortization	151.5	133.1	120.6

	7,783.1	7,561.9	5,952.1
Operating income	659.2	572.8	360.7
Other income (expense):
Interest	(58.4)	(59.8)	(61.2)
Other income (expense), net	8.6	(1.4)	(3.0)

Income before income taxes	609.4	511.6	296.5
Income tax provision	201.1	162.4	98.6

Net income	408.3	349.2	197.9
Less: Net income attributable to noncontrolling interests	4.8	5.4	3.5

Net income attributable to Reliance	$403.5	$343.8	$194.4

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$5.33	$4.58	$2.61

Basic earnings per common share attributable to Reliance shareholders	$5.36	$4.60	$2.62

Cash dividends per share	$0.80	$0.48	$0.40

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$408.3	$349.2	$197.9
Other comprehensive income (loss):
Foreign currency translation gain (loss)	10.6	(9.9)	9.7
Unrealized gain (loss) on investments, net of tax	0.2	(0.2)	0.2
Minimum pension liability, net of tax	(3.5)	(9.0)	1.9

Total other comprehensive income (loss)	7.3	(19.1)	11.8

Comprehensive income	415.6	330.1	209.7
Less: comprehensive income attributable to noncontrolling interests	4.8	5.4	3.5

Comprehensive income attributable to Reliance	$410.8	$324.7	$206.2

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share and per share amounts)

	Reliance Shareholders'
	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Retained Earnings		Non- controlling Interests
	Shares	Amount				Total
Balance at December 31, 2009	73,750,771	$587.6	$2,020.4	$(1.5)	$1.6	$2,608.1
Net income	—	—	194.4	—	3.5	197.9
Other comprehensive income	—	—	—	11.8	—	11.8
Issuance of equity interest in subsidiary to noncontrolling interests	—	(1.4)	—	—	1.6	0.2
Consolidation of a joint venture entity	—	—	—	—	1.5	1.5
Payments to noncontrolling interest holder	—	—	—	—	(1.8)	(1.8)
Share-based compensation	61,000	17.3	—	—	—	17.3
Stock options exercised	827,452	21.2	—	—	—	21.2
Share-based compensation tax benefits	—	—	3.6	—	—	3.6
Cash dividends—$0.40 per share	—	—	(29.7)	—	—	(29.7)

Balance at December 31, 2010	74,639,223	624.7	2,188.7	10.3	6.4	2,830.1
Net income	—	—	343.8	—	5.4	349.2
Other comprehensive loss	—	—	—	(19.1)	—	(19.1)
Payments to noncontrolling interest holders	—	—	—	—	(3.7)	(3.7)
Share-based compensation	102,079	21.3	—	—	—	21.3
Stock options exercised	266,392	11.1	—	—	—	11.1
Share-based compensation tax deficit	—	—	(1.0)	—	—	(1.0)
Cash dividends—$0.48 per share	—	—	(35.9)	—	—	(35.9)

Balance at December 31, 2011	75,007,694	657.1	2,495.6	(8.8)	8.1	3,152.0
Net income	—	—	403.5	—	4.8	408.3
Other comprehensive income	—	—	—	7.3	—	7.3
Noncontrolling interests purchased	—	—	—	—	(0.8)	(0.8)
Payments to noncontrolling interest holder	—	—	—	—	(3.1)	(3.1)
Share-based compensation	16,842	23.0	—	—	—	23.0
Stock options exercised	1,018,010	42.1	—	—	—	42.1
Share-based compensation tax deficit	—	—	(1.2)	—	—	(1.2)
Cash dividends—$0.80 per share	—	—	(60.2)	—	—	(60.2)

Balance at December 31, 2012	76,042,546	$722.2	$2,837.7	$(1.5)	$9.0	$3,567.4

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$408.3	$349.2	$197.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	151.5	133.1	120.6
Deferred income tax provision (benefit)	2.8	(27.2)	42.7
(Gain) loss on sales of property, plant and equipment	(2.9)	(2.6)	1.1
Equity in earnings of unconsolidated entities	(2.2)	(2.2)	(0.7)
Dividends received from unconsolidated entities	2.9	3.9	0.3
Share-based compensation expense	23.0	21.3	17.3
Tax deficit (excess benefit) from share-based compensation	0.4	0.3	(4.0)
Net loss from life insurance policies and other investments	4.0	5.5	4.2
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	123.1	(145.9)	(146.7)
Inventories	(1.3)	(231.0)	(121.9)
Prepaid expenses and other assets	(18.9)	22.8	23.9
Accounts payable and other liabilities	(88.8)	107.6	79.4

Net cash provided by operating activities	601.9	234.8	214.1
Investing activities:
Purchases of property, plant and equipment	(214.0)	(156.4)	(111.4)
Acquisitions of metals service centers, net of cash acquired	(166.9)	(313.3)	(100.3)
Proceeds from sales of property, plant and equipment	8.2	9.0	3.2
Net investment in marketable securities	(0.7)	(8.5)	—
Net (investment in) borrowings from life insurance policies	(11.2)	(9.0)	42.4
Net proceeds from redemptions of life insurance policies	2.9	3.6	4.3

Net cash used in investing activities	(381.7)	(474.6)	(161.8)
Financing activities:
Net short-term debt (repayments) borrowings	(63.2)	(104.7)	3.2
Proceeds from long-term debt borrowings	641.0	995.0	539.0
Principal payments on long-term debt	(763.0)	(606.6)	(560.6)
Debt issuance costs	—	(7.3)	—
Payments to noncontrolling interest holders	(3.1)	(3.7)	(1.8)
Capital contributions from noncontrolling interests	—	—	0.2
Noncontrolling interests purchased	(0.8)	—	—
Dividends paid	(60.2)	(35.9)	(29.7)
(Tax deficit) excess benefit from share-based compensation	(0.4)	(0.3)	4.0
Exercise of stock options	42.1	11.1	21.2

Net cash (used in) provided by financing activities	(207.6)	247.6	(24.5)
Effect of exchange rate changes on cash	0.4	3.9	2.1

Increase in cash and cash equivalents	13.0	11.7	29.9
Cash and cash equivalents at beginning of year	84.6	72.9	43.0

Cash and cash equivalents at end of year	$97.6	$84.6	$72.9

Supplemental cash flow information:
Interest paid during the year	$58.7	$57.4	$62.2
Income taxes paid during the year	$245.7	$149.2	$68.9
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$59.4	$104.7	$22.6

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Business

        We operate a metals service center network of more than 240 locations in 38 states in the U.S. and ten other countries (Australia, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business as a metals service center operator.

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

Accounts Receivable and Concentrations of Credit Risk

        Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which our products are sold. Trade receivables are typically non-interest bearing and are initially recorded at cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectability is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectability of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written off against the allowance in the period we determine that the receivable is uncollectible. As a result of the above factors, we do not consider ourselves to have any significant concentrations of credit risk.

Inventories

        The majority of our inventory is valued using the last-in, first-out ("LIFO") method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $600 million publicly traded senior unsecured notes. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2012 and 2011 were approximately $675.1 million and $638.1 million, respectively, compared to their carrying values of approximately $598.5 million and $598.4 million, as of the end of each period, respectively. These estimated fair values are based on Level 2 inputs.

Cash Equivalents

        We consider all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash and cash equivalents with high-credit, quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution. At times, cash balances held at financial institutions were in excess of federally-insured limits.

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

        We test for impairment of goodwill by assessing qualitative factors to determine if the fair value of the reporting unit is more likely than not below the carrying value of the reporting unit. We also calculate the fair value of the reporting unit using the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

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

        Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We recognized an impairment loss of $2.5 million related to one of our trade name intangible assets for the year ended December 31, 2012. No impairment of intangible assets with indefinite lives was determined to exist for the years ended December 31, 2011, or 2010.

        We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Long-lived asset related impairment losses recognized during the years ended December 31, 2012, 2011 and 2010 were not significant.

Revenue Recognition

        We recognize revenue from product or processing sales upon concluding that all of the fundamental criteria for product revenue recognition have been met, such as a fixed or determinable sales price; reasonable assurance of collectability; and passage of title and risks of ownership to the buyer. Such criteria are usually met upon delivery to the customer for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms, or after toll processing services are performed. Considering the close proximity of our customers to our metals service center locations, shipment and delivery of our orders generally occur on the same day. Billings for orders where the revenue recognition criteria are not met, which primarily include certain bill and hold transactions (in which our customers request to be billed for the material but request delivery at a later date), are recorded as deferred revenue.

        Shipping and handling charges to our customers are included in Net sales. Costs incurred in connection with shipping and handling our products, which are related to third-party carriers are not material and are typically included in Cost of sales. Costs incurred in connection with shipping and handling our products that are performed by our personnel are typically included in operating expenses. For the years ended December 31, 2012, 2011 and 2010, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $236.3 million, $220.9 million, and $190.1 million, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

Segment Information

        As discussed in Goodwill, effective January 1, 2012, we concluded that we have one operating segment and also one reporting unit as part of the segment reassessment process triggered by the change in internal reporting package for our Chief Operation Decision Maker and the Board of Directors. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2012	2011	2010
Carbon steel	51%	53%	52%
Aluminum	15	15	18
Stainless steel	15	15	16
Alloy steel	12	10	8
Toll processing	2	2	2
Other	5	5	4

Total	100%	100%	100%

        The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2012
Net sales	$7,861.3	$581.0	$8,442.3
Long-lived assets	3,270.9	309.4	3,580.3
Year Ended December 31, 2011
Net sales	7,647.4	487.3	8,134.7
Long-lived assets	3,035.1	296.1	3,331.2
Year Ended December 31, 2010
Net sales	6,023.6	289.2	6,312.8
Long-lived assets	2,807.8	160.2	2,968.0

Share-Based Compensation

        All of our share-based compensation plans are considered equity plans. We calculate the fair value of stock option awards on the date of grant based on the closing market price of our common stock, using a Black-Scholes option-pricing model. The fair value of restricted stock grants is determined based on the fair value of our common stock on the date of the grant. The fair value of stock option and restricted stock awards is expensed on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The share-based compensation expense recorded was $23.0 million, $21.3 million, and $17.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

Environmental Remediation Costs

        We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 14 for further discussion on our environmental remediation matters.

Income Taxes

        We file a consolidated U.S. federal income tax return with our wholly owned domestic subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. We evaluate on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

        We make a comprehensive review of our uncertain tax positions on a quarterly basis. Tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

Foreign Currencies

        The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other income (expense), net caption and amounted to a net gain of $1.7 million for the year ended December 31 2012, a net loss of $5.9 million for the year ended December 31, 2011 and a net gain of $0.2 million for the year ended December 31, 2010.

Impact of Recently Issued Accounting Standards—Adopted

        Intangible Assets Impairment—On October 1, 2012, we adopted changes issued by the FASB related to testing of indefinite-lived intangible assets for impairment. The new guidance allows companies the option to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets is impaired and whether it is necessary to perform a quantitative impairment test. The adoption of these changes did not have a material impact on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

        Presentation of Comprehensive Income—On January 1, 2012, we adopted changes issued by the FASB, which require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. We elected to adopt the two-statement option. This guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no other impact on our consolidated financial statements.

        Goodwill Impairment—On October 1, 2011, we adopted changes issued by the FASB related to testing goodwill for impairment. This guidance allows companies the option to assess qualitative factors to determine if it is more likely than not that goodwill is impaired and whether it is necessary to perform further impairment testing. The guidance also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of these changes did not have a material impact on our consolidated financial statements.

        On January 1, 2011, we adopted changes issued by the FASB related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, the changes require an entity to use an equity premise when performing the first step of a goodwill impairment test. If a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors to determine whether it is more likely than not that goodwill impairment exists. The adoption of these changes did not have a material impact on our consolidated financial statements.

        Fair Value Measurements and Disclosures—On January 1, 2012, we adopted changes issued by the FASB to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The new guidance changed certain fair value measurement principles and enhanced the disclosure requirements particularly for Level 3 fair value measurements. The adoption of these changes did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued new accounting guidance providing clarification on existing requirements and requiring additional disclosures on transfers in and out of Levels 1 and 2 fair value measurement classifications. The clarification of existing requirements and new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. On January 1, 2010, we adopted the new accounting guidance. The adoption of all these changes did not have a material effect on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

        Comprehensive Income Reporting and Disclosures—In February 2013, the FASB issued accounting guidance requiring additional disclosures for the reclassification of significant amounts from accumulated comprehensive income to net income. This guidance requires that the effect of certain significant amounts be presented either on the face of the consolidated statements of income or in a single note. For other amounts, we are required to cross-reference other disclosures that provide additional detail about those amounts. This new guidance is effective for our interim and annual reporting periods beginning in the first

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

quarter of 2013 and will be applied prospectively, with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

2012 Acquisitions

        Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation ("Feralloy"), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) ("GH"), a value added processor and fabricator of carbon steel products, that will allow Feralloy to better serve the increasing demands of its diverse customer base. GH, located in Fort Payne, Alabama, was founded in 1958 and has grown its processing equipment to include flat-bed lasers, tube lasers, torches, shears, automatic band saws, CNC press brakes, coil-fed and hand-fed stampers, robotic and manual welders, and a painting line. GH operates as a wholly owned subsidiary of Feralloy and had net sales of $12.6 million for the three months ended December 31, 2012.

        Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC ("Sunbelt"), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry. Sunbelt was founded in 1986 and is headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt increases our growing exposure to the energy market in high end, niche products serving customers across multiple oil and gas well drilling types, including vertical, horizontal, directional, and deepwater drilling applications. Sunbelt had net sales of $12.5 million for the three months ended December 31, 2012.

        On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. ("Airport Metals"). Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. The addition of Airport Metals is our first entry into Australia and enhances our ability to service important aerospace customers in that area. Net sales of Airport Metals during the period from July 6, 2012 through December 31, 2012 were $1.4 million.

        Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. ("PSI"), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a "toll" basis, processing the metal for a fee without taking ownership of the metal. The addition of the Vonore location to PSI's existing footprint of facilities allows PSI to better service its customer base in an important geographic area of the country. The Vonore location's net sales during the period from April 27, 2012 through December 31, 2012 were $1.6 million.

        Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC ("NSA"), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas. In addition to enhancing our existing product offerings with the addition of specialty stainless steel and nickel products, NSA also expands and complements our growing exposure to the energy market. NSA was founded in 1985 and has additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. Net sales of NSA during the period from April 3, 2012 through December 31, 2012 were $68.0 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2. Acquisitions (Continued)

        Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey was founded in 1867 and provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey and Diamond Manufacturing Company are working together to leverage their combined expertise in the perforated metal market and further expand our presence within that market. McKey had net sales of $18.6 million for the eleven months ended December 31, 2012.

        The combined transaction value of our 2012 acquisitions was $226.5 million, which included the assumption and repayment of $59.4 million of debt. We funded these acquisitions with borrowings on our revolving credit facility.

        The preliminary allocation of the total purchase price of our 2012 acquisitions to the fair values of the assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$0.2
Accounts receivable	32.5
Inventories	55.0
Property, plant and equipment	30.7
Goodwill	68.0
Intangible assets subject to amortization	45.1
Intangible assets not subject to amortization	37.9
Other current and long-term assets	1.2

Total assets acquired	270.6

Current and long-term debt	59.4
Deferred taxes	20.6
Other current and long-term liabilities	23.5

Total liabilities assumed	103.5

Net assets acquired	$167.1

2011 Acquisition

        Effective August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. ("Continental"), headquartered in Houston, Texas, and certain affiliated companies. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States. This acquisition aligns well with our diversification strategy by increasing our exposure to the energy (oil and gas) market, including the addition of Oil Country Tubular Goods ("OCTG") products, new processing capabilities, and entry into new international markets. Continental and its affiliates had combined net sales of approximately

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2. Acquisitions (Continued)

$442.4 million for the year ended December 31, 2012. The allocation of the total purchase price of Continental to the fair values of the assets acquired and liabilities assumed is as follows:

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

2010 Acquisitions

        On December 1, 2010, through our subsidiary American Metals Corporation, we acquired all of the outstanding capital stock of Lampros Steel, Inc. ("LSI") and a related interest in Lampros Steel Plate Distribution, LLC ("LSPD"). LSI specializes in structural steel shapes with a facility located in Portland, Oregon. LSPD owns a 50% interest in an unconsolidated partnership, LSI Plate that is a distributor of carbon steel plate with locations in California and Oregon. Effective February 2011, the business conducted by LSI Plate was moved to LSI in order to achieve certain operational efficiencies. Net sales of LSI for the year ended December 31, 2012 were approximately $38.1 million.

        On October 1, 2010, we acquired all of the outstanding capital stock of Diamond Consolidated Industries, Inc. and affiliated companies ("Diamond"), which now operate under the corporate name Diamond Manufacturing Company. The operating divisions consist of Diamond Manufacturing Company located in Wyoming, Pennsylvania and Diamond Manufacturing Midwest in Michigan City, Indiana both of which specialize in the manufacture and sale of specialty engineered perforated materials; Perforated Metals Plus, a distributor of perforated metals located in Charlotte, North Carolina; and Dependable Punch, a manufacturer of custom punches for tools and dies also located in Wyoming, Pennsylvania. This acquisition expanded our product and processing offerings with the addition of perforated metals. An operating division of Diamond was opened near Dallas, Texas in early 2011 to expand Diamond's geographic reach. Net sales of Diamond for the year ended December 31, 2012 were $96.1 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2. Acquisitions (Continued)

        We funded our 2010 acquisitions with borrowings of approximately $100.3 million on our revolving credit facility. The allocation of the total purchase price of LSI and Diamond to the fair values of the assets acquired and liabilities assumed is as follows:

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

Summary purchase price allocation information for all acquisitions

        All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition's purchase price as of December 31, 2012 or 2011, as applicable. The purchase price allocations for the 2012 acquisitions are preliminary and are pending the completion of various pre- and post-acquisition period income tax returns.

        As part of the purchase price allocations of the 2012, 2011 and 2010 acquisitions, $37.9 million, $70.6 million and $22.7 million, respectively, were allocated to the trade names acquired, none of which is subject to amortization. We determined that the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for 2012, 2011 and 2010 acquisitions of $44.3 million, $101.8 million and $31.5 million, respectively, with weighted average lives of 10.0, 10.0 and 12.3 years, respectively. Tax deductible goodwill from our 2012, 2011 and 2010 acquisitions amounted to $30.3 million, $4.5 million, and $26.5 million, respectively. Total tax deductible goodwill amounted to approximately $441.1 million as of December 31, 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3. Joint Ventures and Noncontrolling Interests

        The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when ownership interest is greater than 50%.

        We have two joint venture arrangements with noncontrolling interests: Acero Prime S. de R.L. de C.V. (40%-owned) and Oregon Feralloy Partners LLC (40%-owned). These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Investments in unconsolidated entities caption of the balance sheet. Equity in earnings of these entities and related distribution of earnings have not been material to our results of operations or cash flows.

        Operations that are majority owned by us are as follows: Indiana Pickling & Processing Company (56%-owned), Feralloy Processing Company (51%-owned) and Valex Corp. (97%-owned), and its operations in the People's Republic of China and in South Korea, in which Valex Corp. has 92% and 94% ownership, respectively. In June 2011, we entered into a joint venture arrangement and formed FP Structural Solutions, which is 70% owned by us. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying statements of income.

Note 4. Inventories

        Our inventories have primarily been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. As of December 31, 2012 and 2011, cost on the first-in, first-out ("FIFO") method exceeded the LIFO value of inventories by $138.8 million and $202.9 million, respectively. Inventories of $243.7 million and $237.0 million as of December 31, 2012 and 2011, respectively, were stated on the FIFO method, which is not in excess of market.

        In 2012, cost decreases for the majority of our products were the primary cause of the $64.1 million reduction of the LIFO valuation reserve, which lowered cost of sales. Cost increases in 2011 and 2010 for the majority of our products were the primary cause of the $85.3 million and $34.8 million increase in the LIFO valuation reserve, respectively, which increased cost of sales. In 2012, 2011 and 2010 we generally increased our tons on-hand levels due to increased shipment levels. Consequently, there were insignificant liquidations of LIFO inventory quantities in 2012, 2011 and 2010.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5. Goodwill

        The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at December 31, 2009	$1,081.3
Acquisitions	26.2
Consolidation of a joint venture entity	0.2
Effect of foreign currency translation	1.9

Balance at December 31, 2010	1,109.6
Acquisition	138.5
Purchase price allocation adjustments	0.2
Effect of foreign currency translation	(4.0)

Balance at December 31, 2011	1,244.3
Acquisitions	68.0
Effect of foreign currency translation	2.3

Balance at December 31, 2012	$1,314.6

        We had no accumulated impairment losses related to goodwill at December 31, 2012.

Note 6. Intangible Assets, net

        Intangible assets, net, consisted of the following:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$8.0	$(7.1)	$7.3	$(6.9)
Loan fees	31.2	(20.2)	31.2	(17.6)
Customer lists/relationships	524.0	(153.3)	477.7	(114.2)
Software—internal use	8.1	(5.5)	8.1	(4.7)
Other	6.4	(2.5)	6.6	(2.2)

	577.7	(188.6)	530.9	(145.6)
Intangible assets not subject to amortization:
Trade names	547.4	—	510.6	—

	$1,125.1	$(188.6)	$1,041.5	$(145.6)

        Intangible assets recorded in connection with our 2012 acquisitions were approximately $83.0 million (see Note 2). Foreign currency translation losses related to intangible assets, net, in 2012 were approximately $3.1 million. An impairment loss of $2.5 million was recognized in 2012 related to one of our trade names and is included in amortization expense.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6. Intangible Assets, net (Continued)

        Amortization expense for intangible assets amounted to approximately $45.4 million, $35.8 million and $29.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2013	$45.1
2014	43.1
2015	41.5
2016	39.8
2017	34.4

Note 7. Cash Surrender Value of Life Insurance Policies, net

        The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $45.2 million and $41.9 million as of December 31, 2012 and 2011, respectively.

        Our wholly owned subsidiary, EMJ, is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ's former employee stock ownership plan and shares held individually by employees upon the termination of their employment. We are also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.

        Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by investment income earned under the policies and decreases by the amount of cost of insurance charges, investment losses and interest on policy loans, as applicable.

        Income earned on all of our life insurance policies is recorded in the Other income (expense), net caption in the accompanying statements of income (see Note 13).

        Annually, we will either borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies or pay the accrued interest and premiums using available cash on hand. In 2012, we borrowed $33.0 million against the cash surrender value of certain policies, which was used to partially pay premiums, principal and accrued interest owed of $44.2 million. In 2011, we borrowed $35.0 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $44.0 million. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

        As of December 31, 2012 and 2011, loans and accrued interest outstanding on EMJ's life insurance policies were approximately $412.7 million and $381.5 million, respectively. There were no borrowings

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 7. Cash Surrender Value of Life Insurance Policies, net (Continued)

available as of December 31, 2012 and December 31, 2011. Interest expense on borrowings against cash surrender values is included in the Other income (expense), net caption in the accompanying statements of income (see Note 13).

Note 8. Debt

        Long-term debt consists of the following:

	December 31, 2012	December 31, 2011
	(in millions)
Unsecured revolving credit facility due July 26, 2016	$525.0	$645.0
Senior unsecured notes due July 2, 2013	75.0	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	8.9	12.8

Total	1,208.9	1,332.8
Less: unamortized discount	(1.5)	(1.6)
Less: amounts due within one year and short term borrowings	(83.6)	(12.2)

Total long-term debt	$1,123.8	$1,319.0

Unsecured Revolving Credit Facility

        On July 26, 2011, we amended and restated the existing syndicated credit agreement to increase the borrowing limit from $1.1 billion to $1.5 billion, and to extend the maturity date of the credit facility for a five-year term to July 26, 2016. The amended and restated revolving credit facility has 26 banks as lenders. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% as of December 31, 2012. The amended and restated revolving credit facility includes a commitment fee on the unused portion, at an annual rate of 0.20% as of December 31, 2012. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

        Weighted average rates on borrowings outstanding on the revolving credit facility were 1.46% and 1.78% as of December 31, 2012 and 2011, respectively.

        As of December 31, 2012, we had $31.6 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $218.4 million of letters of credit.

Revolving Credit Facilities—Foreign Operations

        Various other separate revolving credit facilities with a combined credit limit of approximately $20.8 million are in place for operations in Asia and Europe as of December 31, 2012. The revolving credit facilities had combined outstanding balances of $8.3 million and $11.8 million as of December 31, 2012 and 2011, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 8. Debt (Continued)

Senior Unsecured Notes—Private Placements

        We have $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of December 31, 2012. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

Senior Unsecured Notes—Publicly Traded

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

Covenants

        The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended December 31, 2012 was approximately 11.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of December 31, 2012 calculated in accordance with the terms of the revolving credit facility was 25.8% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders' equity plus total debt). The minimum net worth requirement as of December 31, 2012 was $1.19 billion compared to Reliance shareholders' equity balance of $3.56 billion as of December 31, 2012.

        Additionally, all of our 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indenture and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 90% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of December 31, 2012.

        We were in compliance with all debt covenants as of December 31, 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 8. Debt (Continued)

Debt Maturities

        The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2013	$83.6
2014	0.3
2015	—
2016	875.0
2017	—
Thereafter	250.0

$1,208.9

Note 9. Income Taxes

        Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local tax examinations for years before 2006.

        Significant components of the provision for income taxes attributable to operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current:
Federal	$159.1	$153.1	$40.3
State	26.5	22.1	12.2
Foreign	12.7	14.4	3.4

	198.3	189.6	55.9
Deferred:
Federal	2.5	(24.1)	34.0
State	0.5	(2.3)	7.9
Foreign	(0.2)	(0.8)	0.8

	2.8	(27.2)	42.7

	$201.1	$162.4	$98.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Income Taxes (Continued)

        Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
U.S.	$551.6	$452.0	$275.8
International	57.8	59.6	20.7

Income before income taxes	$609.4	$511.6	$296.5

        The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	2.9	2.4	3.9
Net effect of life insurance policies	(2.2)	(2.3)	(2.6)
Net effect of changes in unrecognized tax benefits	—	—	(0.1)
Domestic production activity deduction	(1.2)	(1.5)	(1.2)
Other, net	(1.5)	(1.9)	(1.7)

Effective tax rate	33.0%	31.7%	33.3%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$66.9	$45.7
Inventory costs capitalized for tax purposes	25.8	24.7
Share-based compensation	21.1	20.2
Allowance for doubtful accounts	7.8	9.3
Tax credits carryforwards	1.1	1.1
Net operating loss carryforwards	3.4	3.1
Other	3.5	3.9

Total deferred tax assets	129.6	108.0
Deferred tax liabilities:
Property, plant and equipment, net	(165.9)	(154.1)
Goodwill and other intangible assets	(360.9)	(342.9)
LIFO inventories	(38.6)	(17.5)

Total deferred tax liabilities	(565.4)	(514.5)

Net deferred tax liabilities	$(435.8)	$(406.5)

        As of December 31, 2012, we had available state net operating loss carryforwards ("NOL") of $4.9 million to offset future income taxes, expiring in years 2013 through 2032. We believe that it is more likely than not that we will be able to realize these NOL's within their respective carryforward periods.

Taxes on Foreign Income

        As of December 31, 2012, unremitted earnings of subsidiaries outside of the United States were approximately $186.7 million on which no United States taxes had been provided. Our intention is to indefinitely reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Income Taxes (Continued)

Unrecognized Tax Benefits

        We are under audit by various state jurisdictions but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Unrecognized tax benefits at January 1	$16.1	$15.4	$15.5
Increases in tax positions for prior years	0.6	1.3	0.3
Decreases in tax positions for prior years	—	(0.2)	(0.9)
Increases in tax positions for current year	4.1	3.7	3.0
Settlements	(1.1)	(0.1)	(0.3)
Lapses in statutes-of-limitation periods	(3.8)	(4.0)	(2.2)

Unrecognized tax benefits at December 31	$15.9	$16.1	$15.4

        As of December 31, 2012, $15.9 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were approximately $0.9 million and $1.1 million as of December 31, 2012 and 2011, respectively.

Note 10. Share-Based Compensation Plans

        We grant share-based compensation to our employees and directors. At December 31, 2012, an aggregate of 3,181,161 shares were authorized for future grant under our various share-based compensation plans, including stock options, restricted stock units, and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. Upon exercises of stock options, vesting of restricted stock units, and vesting of restricted shares under all of our stock plans, we issue new shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10. Share-Based Compensation Plans (Continued)

Stock Options

        Stock option activity under all the plans is as follows:

Stock Options	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2009	3,809,229	$41.22
Granted	1,039,400	42.89
Exercised	(827,452)	25.68
Expired or forfeited	(141,125)	47.10

Outstanding at December 31, 2010	3,880,052	44.76
Granted	1,037,250	55.73
Exercised	(266,392)	41.60
Expired or forfeited	(135,350)	47.57

Outstanding at December 31, 2011	4,515,560	47.39
Exercised	(1,018,010)	41.40
Expired or forfeited	(92,050)	49.55

Outstanding at December 31, 2012	3,405,500	$49.12	3.6	$44.4

Exercisable at December 31, 2012	2,028,387	$49.67	3.0	$25.4

        All options outstanding at December 31, 2012 had four-year vesting periods and seven year terms, with the exception of 186,000 options granted to our non-employee directors that had one-year vesting periods and 207,180 options that had ten-year terms.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Weighted average assumptions used:
Exercise price	$55.73	$42.89
Risk free interest rate	2.20%	2.35%
Expected life in years	4.8	4.8
Expected volatility	60%	60%
Expected dividend yield	0.86%	0.93%
Grant date fair value	$26.98	$20.62

        The total intrinsic values of all options exercised during the years ended December 31, 2012, 2011 and 2010 were $15.5 million, $3.4 million and $16.6 million, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10. Share-Based Compensation Plans (Continued)

        A summary of the status of our non-vested stock options as of December 31, 2012 and changes during the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	2,369,525	$22.28
Forfeited	(64,425)	$22.29
Vested	(927,987)	$20.90

Non-vested at December 31, 2012	1,377,113	$23.21

        Proceeds from option exercises under all stock option plans for the years ended December 31, 2012, 2011 and 2010 were $42.1 million, $11.1 million and $21.2 million, respectively. The tax benefit realized from option exercises during the years ended December 31, 2012, 2011 and 2010 were $5.4 million, $1.3 million and $6.3 million, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2012	Weighted Average Exercise Price of Options Exercisable
$15 - $19	18,000	2.4	$18.31	18,000	$18.31
$24 - $28	21,180	2.5	$25.17	21,180	$25.17
$33 - $38	446,450	3.6	$34.05	247,275	$34.33
$42 - $45	1,055,235	3.5	$43.44	604,085	$43.91
$55 - $57	1,798,635	3.7	$56.23	1,071,847	$56.58
$61 - $67	66,000	4.9	$64.03	66,000	$64.03

$15 - $67	3,405,500	3.6	$49.12	2,028,387	$49.67

Restricted Shares

        On February 26, 2013 and March 16, 2012, we granted 324,780 and 391,050, respectively, restricted stock units ("RSUs") to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2013 and 2012 RSU granted has a service condition and cliff vests at December 31, 2015 and December 31, 2014, respectively, if the recipient is an employee on the vesting date. In addition to the service criteria, 134,725 and 138,700 of the RSUs granted in 2013 and 2012, respectively, also have performance goals and vest only upon the satisfaction of the service and performance criteria. The fair value of the 2013 and 2012 RSUs granted was $65.73 per share and $57.42 per share, respectively, determined based on the closing price of our common stock on the grant date.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10. Share-Based Compensation Plans (Continued)

        On August 8, 2011 and July 26, 2010, we granted 86,000 and 61,000 shares, respectively, of restricted stock to certain officers of the Company. The awards include dividend rights and vest over five years. The fair value of the 2011 and 2010 restricted stock grants was $37.29 per share and $41.24 per share, respectively, determined based on the closing price of our common stock on the grant date. As of December 31, 2012, 105,400 of these shares remain unvested and outstanding.

        On May 18, 2011, our shareholders approved the Directors Equity Plan, which replaced the Directors Stock Option Plan, and pursuant to the Directors Equity Plan, 16,079 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors on that date. The awards include dividend rights and vest immediately upon grant. The recipients are restricted from trading the restricted stock for one year from date of grant. The fair value of the restricted stock granted was $52.24 per share, determined based on the closing price our common stock on the grant date. On May 16, 2012 16,842 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors. The fair value of the restricted stock granted was $49.87 per share, the closing price of our common stock on the grant date.

        A summary of the status of our non-vested restricted stock grants and RSUs as of December 31, 2012 and changes during the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	134,800	$38.72
Granted	407,892	$57.11
Vested	(46,242)	$42.91

Non-vested at December 31, 2012	496,450	$53.44

Unrecognized Compensation Cost

        As of December 31, 2012, there was approximately $38.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under all share-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.53 years.

Note 11. Employee Benefits

Employee Stock Ownership Plan

        We have an employee stock ownership plan (the "ESOP") and trust that have been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

Defined Contribution Plans

        Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary's Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2012.

Supplemental Executive Retirement Plans

        Effective January 1996, we adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees' earnings. Effective January 1, 2009, the SERP was amended to freeze the plan to new participants as well as change the benefit formula. Life insurance policies were purchased for most individuals covered by the SERP and are funded by us. Separate SERP's exist for certain wholly owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the subsidiary plans have been frozen to include only existing participants.

Deferred Compensation Plan

        In December 2008, a deferred compensation plan was put in place for certain officers and key employees of the Company, not including, however, those key officers included in the SERP. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance deferred compensation plan as of December 31, 2012 and 2011 was approximately $10.6 million and $8.7 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $10.1 million as of December 31, 2012.

Defined Benefit Plans

        We, through certain subsidiaries, maintain qualified defined benefit pension plans for certain of our employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

        We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the various SERP's and Defined Benefit Plans:

	SERP's		Defined Benefit Plans
	2012	2011	2012	2011
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$36.2	$29.4	$78.1	$64.4
Service cost	0.9	0.7	1.2	1.0
Interest cost	1.5	1.5	3.3	3.4
Actuarial loss	3.4	5.8	4.4	9.8
Change in assumptions	—	—	0.8	1.6
Benefits paid	(1.3)	(1.2)	(3.1)	(2.9)
Plan amendments	—	—	0.3	0.8

Benefit obligation at end of year	$40.7	$36.2	$85.0	$78.1
Change in plan assets
Fair value of plan assets	N/A	N/A	$53.1	$53.7
Acquired in acquisition	N/A	N/A	—	—
Actual return on plan assets	N/A	N/A	5.9	(1.7)
Employer contributions	N/A	N/A	3.1	4.1
Benefits paid	N/A	N/A	(3.2)	(3.0)

Fair value of plan assets at end of year	N/A	N/A	$58.9	$53.1
Funded status
Unfunded status of the plans	$(40.7)	$(36.2)	$(26.1)	$(25.0)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$13.1	$10.7	$26.4	$24.7
Unamortized prior service (credit) cost	(1.2)	(1.6)	1.3	1.2

	$11.9	$9.1	$27.7	$25.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

        As of December 31, 2012 and 2011, the following amounts were recognized in the balance sheet:

	SERP's		Defined Benefit Plans
	2012	2011	2012	2011
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(1.4)	$(1.3)	$—	$—
Noncurrent liabilities	(39.3)	(34.9)	(26.1)	(25.0)
Accumulated other comprehensive loss	11.9	9.1	27.7	25.9

Net amount recognized	$(28.8)	$(27.1)	$1.6	$0.9

        The accumulated benefit obligation for all SERP's was $39.3 million and $34.5 million as of December 31, 2012 and 2011, respectively. The accumulated benefit obligation for all defined benefit pension plans was $85.0 million and $78.1 million as of December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$85.0	$78.1
Projected benefit obligation	85.0	78.1
Fair value of plan assets	58.9	53.1

        Following are the details of net periodic benefit cost related to the SERP's and Defined Benefit Plans:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
Service cost	$0.9	$0.7	$0.8	$1.2	$1.0	$0.7
Interest cost	1.5	1.5	1.8	3.3	3.4	3.2
Expected return on plan assets	—	—	—	(4.0)	(4.3)	(3.5)
Curtailment/settlement expense	—	—	—	0.2	0.1	0.1
Prior service (credit) cost	(0.5)	(0.4)	(0.4)	0.2	0.1	0.1
Amortization of net loss	1.0	0.2	0.9	1.5	0.4	0.4

	$2.9	$2.0	$3.1	$2.4	$0.7	$1.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

        Assumptions used to determine net periodic benefit cost are detailed below:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Weighted average assumptions to determine net cost
Discount rate	4.22%	5.40%	5.99%	4.25%	5.29%	5.92%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	7.43%	7.95%	8.10%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

        Assumptions used to determine the benefit obligation as of December 31 are detailed below:

	SERP's		Defined Benefit Plans
	2012	2011	2012	2011
Weighted average assumptions to determine benefit obligations
Discount rate	3.64%	4.18%	3.89%	4.31%
Expected long-term rate of return on plan assets	N/A	N/A	7.43%	7.95%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

        Employer contributions to the SERP's and Defined Benefit Plans during 2013 are expected to be $1.4 million and $2.0 million, respectively.

Plan Assets and Investment Policy

        The weighted-average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2012	2011
Plan Assets
Equity securities	61%	63%
Debt securities	36%	34%
Other	3%	3%

Total	100%	100%

        Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 80%, debt securities 20% to 60% and other assets of 0% to 10%. We establish our estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

        The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2012:
Common stock(1)	$22.7	$—	$—	$22.7
U.S. government, state, and agency	—	8.1	—	8.1
Corporate debt securities(2)	—	7.9	—	7.9
Mutual funds(3)	18.0	0.6	—	18.6
Interest and non-interest bearing cash	1.6	—	—	1.6

	$42.3	$16.6	$—	$58.9

December 31, 2011:
Common stock(1)	$22.2	$—	$—	$22.2
U.S. government, state, and agency	—	6.5	—	6.5
Corporate debt securities(2)	—	6.1	—	6.1
Mutual funds(3)	7.9	8.9	—	16.8
Interest and non-interest bearing cash	1.5	—	—	1.5

	$31.6	$21.5	$—	$53.1

(1)
Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

Postretirement Medical Plans

        We sponsor a retiree health care plan through one of our subsidiaries that provides postretirement medical and dental benefits to eligible retirees and their dependents until they reach the age of 65. Another similar plan was assumed by us in connection with an acquisition in 2011 and subsequently terminated in 2012 (collectively, the "Postretirement Plans"). We recognize the cost of future benefits for active eligible participants and retirees using actuarial assumptions. Gains and losses realized from the remeasurement of the plans' benefit obligation are amortized to income over the average remaining expected service period of the active participants. We use a measurement date of December 31 for our Postretirement Plans.

        During 2011, our postretirement medical plan was amended to freeze participation in the plan to new participants. The amendment also limited the number of existing employees that may become eligible to receive benefits under the amended plan terms. The effect of the amendment was a reduction in the benefit obligation by $10.1 million as of October 1, 2011, which is being amortized over the average remaining years of service to full eligibility of the active participants of approximately six years.

        Components of the net periodic pension (credit) expense associated with the Postretirement Plans are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Service cost	$0.3	$0.9	$0.9
Interest cost	0.3	0.9	1.0
Amortization of net loss	0.6	0.4	0.2
Amortization of prior service credit	(1.7)	(0.4)	—

	$(0.5)	$1.8	$2.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

        The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plans as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$11.9	$17.5
Service cost	0.4	0.9
Interest cost	0.4	0.9
Plan amendments	—	(10.1)
Curtailment	(2.1)	—
Benefit payments	(0.3)	(0.4)
Assumed in acquisition	—	1.8
Actuarial (gain) loss	(0.2)	1.3

Benefit obligation at end of year	$10.1	$11.9

Unfunded status	$(10.1)	$(11.9)

Amounts recognized in the statement of financial position
Current liabilities	$(0.7)	$(1.0)
Noncurrent liabilities	(9.3)	(10.9)
Accumulated other comprehensive income	(3.7)	(4.6)

Net amount recognized	$(13.7)	$(16.5)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$4.3	$5.1
Unrecognized prior service credit	(8.0)	(9.7)

Accumulated other comprehensive income	$(3.7)	$(4.6)

        Assumptions used to determine net periodic benefit are detailed below:

	Year Ended December 31,
	2012	2011	2010
Weighted average assumptions to determine net cost
Discount rate	3.53%	5.17%	6.00%
Health care cost trend rate	9.50%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%	6.00%
Year that the rate reaches the ultimate trend rate	2031	2030	2014

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

        Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2012	2011
Weighted average assumptions to determine benefit obligations
Discount rate	2.25%	3.50%
Health care cost trend rate	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline	4.25%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2031

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in millions)		(in millions)
Effect on total service and interest cost components	$0.1	$(0.1)	$0.2	$(0.2)
Effect on postretirement benefit obligation	0.6	(0.6)	1.0	(0.9)

Summary Disclosures for All Defined Benefit Plans

        The following is a summary of benefit payments under our various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

	SERP's	Defined Benefit Plans	Postretirement Medical Plans
	(in millions)
2013	$1.4	$2.7	$0.7
2014	2.1	3.1	0.9
2015	2.1	3.4	0.9
2016	2.1	3.6	0.9
2017	2.6	3.8	1.0
2018 - 2022	13.5	21.7	5.7

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

	SERP's	Defined Benefit Plans	Postretirement Medical Plans
	(in millions)
Actuarial loss	$1.2	$1.5	$0.5
Prior service (credit) cost	(0.4)	0.2	(1.7)

Total	$0.8	$1.7	$(1.2)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Employee Benefits (Continued)

Supplemental Bonus Plan

        In connection with the acquisition of Earle M. Jorgensen Company ("EMJ") in April 2006, Reliance assumed the obligation resulting from EMJ's settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ's Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. In 2005, EMJ had reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. As of December 31, 2012, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 121,965 shares of Reliance common stock totaling approximately $7.4 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the years ended December 31, 2012, 2011 and 2010 amounted to approximately $1.6 million, (0.2) million and $1.1 million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

        Our expense (credit) for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Master Plan	$19.0	$16.9	$14.8
Other Defined Contribution Plans	4.8	3.9	2.4
Employee Stock Ownership Plan	1.4	1.4	1.2
Deferred Compensation Plan	0.5	0.5	1.0
Supplemental Executive Retirement Plans	2.9	2.0	3.1
Defined Benefit Plans	2.4	0.7	1.0
Postretirement Medical Plans	(0.5)	1.8	2.1

	$30.5	$27.2	$25.6

Note 12. Equity

Common Stock

        On May 16, 2012, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, no par value per share. We paid regular quarterly cash dividends on our common stock in 2012. Our Board of Directors increased the quarterly dividend to $0.15 per share from $0.12 per share of common stock in February 2012, increased it in July 2012 to $0.25 per share, and increased it again in February 2013 to $0.30 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders; however, under California law, for the election of members to the Board of Directors shareholders are entitled to cumulative voting rights.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 12. Equity (Continued)

Share Repurchase Program

        In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2012. No shares were repurchased during 2012, 2011 and 2010. Repurchased shares are redeemed and treated as authorized but unissued shares.

Preferred Stock

        We are authorized to issue 5,000,000 shares of preferred stock, no par value per share. No shares of our preferred stock are issued and outstanding. Our restated articles of incorporation provide that shares of preferred stock may be issued from time to time in one or more series by the Board. The Board can fix the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of each series of preferred stock. The rights of preferred shareholders may supersede the rights of common shareholders.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Gain	Unrealized Loss on Investments, Net of Tax	Minimum Pension Liability, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2011	$10.4	$(0.4)	$(18.8)	$(8.8)
Current year change	10.6	0.2	(3.5)	7.3

Balance as of December 31, 2012	$21.0	$(0.2)	$(22.3)	$(1.5)

        Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The adjustments to unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $13.4 million, respectively, as of December 31, 2012 and $0.1 million and $11.5 million, respectively, as of December 31, 2011.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 13. Other Income (Expense), net

        Significant components of Other income (expense), net are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Investment income from life insurance policies	$44.2	$39.1	$27.4
Interest expense on life insurance policy loans	(44.2)	(40.5)	(32.3)
Life insurance policy cost of insurance	(7.8)	(7.2)	(6.6)
Income from life insurance policy redemptions	3.5	2.8	2.6
Foreign currency transaction gains (losses)	1.7	(5.9)	0.2
Rental income	2.6	2.4	2.7
Interest income	1.4	1.1	1.2
Equity in earnings of unconsolidated entities	2.2	2.2	0.7
Gain (loss) on sales of property, plant and equipment	2.9	2.6	(1.1)
All other, net	2.1	2.0	2.2

	$8.6	$(1.4)	$(3.0)

Note 14. Commitments and Contingencies

Lease Commitments

        We lease land, buildings and equipment under non-cancelable operating leases expiring in various years through 2031. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non-cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2012:

Operating Leases
(in millions)
2013	55.9
2014	45.4
2015	38.3
2016	30.5
2017	25.6
Thereafter	68.4

$264.1

        Total rental expense amounted to $73.6 million, $70.1 million and $72.4 million for 2012, 2011 and 2010, respectively.

        Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $4.6 million, $4.8 million and $4.1 million for 2012, 2011 and 2010, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14. Commitments and Contingencies (Continued)

Purchase Commitments

        As of December 31, 2012, we had commitments to purchase minimum quantities of certain aerospace materials, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $69.2 million, with amounts in each of the years 2014 through 2017 being as follows: $17.6 million, $17.2 million, $17.2 million, $17.2 million, respectively.

Collective Bargaining Agreements

        As of December 31, 2012, approximately 11% of our total employees are covered by collective bargaining agreements, which expire at various times over the next five years. Approximately 3% of our employees are covered by 16 different collective bargaining agreements that expire during 2013.

Environmental Contingencies

        We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. Our operations use minimal amounts of such substances.

        We believe we are in material compliance with environmental laws and regulations; however, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of our owned or leased properties are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, our 100%-owned subsidiary, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time it owned the manufacturing operations that are expected to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Matters

        We are subject to legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, the potential loss, if any, cannot be reasonably estimated. However, we believe that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or our cash flows. We maintain various liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Note 15. Earnings Per Share

        Basic earnings per share exclude any dilutive effects of options, restricted stock, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, RSUs, warrants, and convertible securities, if any.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$403.5	$343.8	$194.4

Denominator:
Denominator for basic earnings per share—Weighted average shares	75,216,955	74,767,988	74,230,452

Effect of dilutive securities:
Stock options	477,257	273,765	241,928

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	75,694,212	75,041,753	74,472,380

Net income per share attributable to Reliance shareholders—diluted	$5.33	$4.58	$2.61

Net income per share attributable to Reliance shareholders—basic	$5.36	$4.60	$2.62

        The computations of earnings per share for the years ended December 31, 2012, 2011 and 2010 do not include approximately 2,234,568, 3,430,843 and 2,600,699 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

Note 16. Subsequent Event

        In February 2013, we entered into a definitive merger agreement to acquire all the outstanding shares of Metals USA Holdings Corp. ("Metals USA") for $20.65 per share in cash for a total equity purchase price of approximately $786 million and assumption of approximately $452 million of debt, for a total enterprise value of approximately $1.2 billion. The transaction is expected to close in the second quarter of 2013.

        The transaction has been unanimously approved by the respective Boards of Directors of Reliance and Metals USA. The transaction is subject to approval by Metals USA stockholders, along with the receipt of regulatory clearances and the satisfaction of other customary closing conditions, and includes a 30-day "go-shop" period. We anticipate funding the transaction with borrowings on our revolving credit facility, together with funds obtained from accessing the bank credit and debt capital markets.

Note 17. Condensed Consolidating Financial Statements

        In November 2006, we issued senior unsecured notes in the aggregate principal amount of $600 million at fixed interest rates that are guaranteed by our 100%-owned domestic subsidiaries. The

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

accompanying combined and consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered." The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries by dividends or loan. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations & Reclassifications	Consolidated
Assets
Cash and cash equivalents	$28.1	$13.1	$56.4	$—	$97.6
Accounts receivable, less allowance for doubtful accounts	67.4	658.3	82.0	—	807.7
Inventories	50.3	1,068.4	153.6	—	1,272.3
Intercompany receivables	0.2	16.7	2.4	(19.3)	—
Income taxes receivable	28.2	—	0.2	—	28.4
Other current assets	113.3	26.5	6.8	(75.2)	71.4

Total current assets	287.5	1,783.0	301.4	(94.5)	2,277.4
Investments in subsidiaries	3,722.7	257.8	—	(3,980.5)	—
Property, plant and equipment, net	100.8	1,044.1	95.8	—	1,240.7
Goodwill	23.7	1,183.9	107.0	—	1,314.6
Intangible assets, net	11.0	794.6	130.9	—	936.5
Intercompany receivables	969.7	26.2	3.7	(999.6)	—
Other assets	18.3	68.1	2.1	—	88.5

Total assets	$5,133.7	$5,157.7	$640.9	$(5,074.6)	$5,857.7

Liabilities & Equity
Accounts payable	$25.7	$195.2	$54.0	$(19.3)	$255.6
Accrued compensation and retirement costs	22.8	84.0	6.0	—	112.8
Other current liabilities	48.5	71.6	6.1	—	126.2
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	75.3	—	8.3	—	83.6

Total current liabilities	172.3	426.0	74.4	(94.5)	578.2
Long-term debt	1,123.8	—	—	—	1,123.8
Intercompany borrowings	—	864.3	135.3	(999.6)	—
Other long-term liabilities	279.2	284.0	25.1	—	588.3
Total Reliance shareholders' equity	3,558.4	3,577.4	403.1	(3,980.5)	3,558.4
Noncontrolling interests	—	6.0	3.0	—	9.0

Total equity	3,558.4	3,583.4	406.1	(3,980.5)	3,567.4

Total liabilities and equity	$5,133.7	$5,157.7	$640.9	$(5,074.6)	$5,857.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Income
For the year ended December 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$726.3	$7,298.4	$640.2	$(222.6)	$8,442.3
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	534.9	5,463.2	460.0	(222.7)	6,235.4
Warehouse, delivery, selling, general and administrative	188.1	1,164.5	96.4	(52.8)	1,396.2
Depreciation and amortization	14.3	124.7	12.5	—	151.5

	737.3	6,752.4	568.9	(275.5)	7,783.1
Operating (loss) income	(11.0)	546.0	71.3	52.9	659.2
Other income (expense):
Interest	(57.7)	(14.4)	(2.2)	15.9	(58.4)
Other income, net	73.9	3.4	0.1	(68.8)	8.6

Income before equity in earnings of subsidiaries and income taxes	5.2	535.0	69.2	—	609.4
Equity in earnings of subsidiaries	379.2	28.9	—	(408.1)	—

Income before income taxes	384.4	563.9	69.2	(408.1)	609.4
Income tax (benefit) provision	(19.1)	206.0	14.2	—	201.1

Net income	403.5	357.9	55.0	(408.1)	408.3
Less: Net income attributable to noncontrolling interests	—	4.6	0.2	—	4.8

Net income attributable to Reliance	$403.5	$353.3	$54.8	$(408.1)	$403.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

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

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$403.5	$357.9	$55.0	$(408.1)	$408.3
Equity in earnings of subsidiaries	(379.2)	(31.1)	—	408.1	(2.2)
Other operating activities, net	(1.0)	186.1	10.7	—	195.8

Cash provided by operating activities	23.3	512.9	65.7	—	601.9
Investing activities:
Purchases of property, plant and equipment	(16.0)	(171.1)	(26.9)	—	(214.0)
Acquisitions of metals service centers, net of cash acquired	(117.5)	(49.4)	—	—	(166.9)
Net advances from subsidiaries	260.2	—	—	(260.2)	—
Other investing activities, net	1.8	(2.7)	0.1	—	(0.8)

Cash provided by (used in) investing activities	128.5	(223.2)	(26.8)	(260.2)	(381.7)
Financing activities:
Net short-term debt repayments	—	(59.4)	(3.8)	—	(63.2)
Proceed from long-term debt borrowings	641.0	—	—	—	641.0
Principal payments on long-term debt	(761.3)	(1.7)	—	—	(763.0)
Dividends paid	(60.2)	—	—	—	(60.2)
Net intercompany repayments	—	(223.2)	(37.0)	260.2	—
Other financing activities, net	41.7	(3.1)	(0.8)	—	37.8

Cash used in financing activities	(138.8)	(287.4)	(41.6)	260.2	(207.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	13.0	2.3	(2.3)	—	13.0
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6

Cash and cash equivalents at end of year	$28.1	$13.1	$56.4	$—	$97.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$343.8	$184.8	$57.2	$(236.6)	$349.2
Equity in earnings of subsidiaries	(204.5)	(34.3)	—	236.6	(2.2)
Other operating activities, net	(48.1)	(37.6)	(26.5)	—	(112.2)

Cash provided by operating activities	91.2	112.9	30.7	—	234.8
Investing activities:
Purchases of property, plant and equipment	(15.0)	(133.2)	(8.2)	—	(156.4)
Acquisitions of metals service centers, net of cash acquired	(166.2)	—	(147.1)	—	(313.3)
Net advances to subsidiaries	(229.9)	—	—	229.9	—
Other investing activities, net	(36.8)	(8.9)	0.1	40.7	(4.9)

Cash used in investing activities	(447.9)	(142.1)	(155.2)	270.6	(474.6)
Financing activities:
Net short-term debt repayments	—	(74.9)	(29.8)	—	(104.7)
Proceed from long-term debt borrowings	995.0	—	—	—	995.0
Principal payments on long-term debt	(605.2)	(1.4)	—	—	(606.6)
Dividends paid	(35.9)	—	—	—	(35.9)
Net intercompany borrowings	—	112.0	117.9	(229.9)	—
Other financing activities, net	3.5	(3.7)	40.7	(40.7)	(0.2)

Cash provided by (used in) financing activities	357.4	32.0	128.8	(270.6)	247.6
Effect of exchange rate changes on cash and cash equivalents	—	—	3.9	—	3.9

Increase in cash and cash equivalents	0.7	2.8	8.2	—	11.7
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9

Cash and cash equivalents at end of year	$15.1	$10.8	$58.7	$—	$84.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2010
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$194.4	$135.7	$22.8	$(155.0)	$197.9
Equity in earnings of subsidiaries	(144.3)	(11.4)	—	155.0	(0.7)
Other operating activities, net	173.1	(148.8)	(7.4)	—	16.9

Cash provided by (used in) operating activities	223.2	(24.5)	15.4	—	214.1
Investing activities:
Purchases of property, plant and equipment	(10.7)	(93.8)	(6.9)	—	(111.4)
Acquisitions of metals service centers, net of cash acquired	(100.3)	—	—	—	(100.3)
Net advances to subsidiaries	(99.1)	—	—	99.1	—
Other investing activities, net	(5.0)	49.8	0.1	5.0	49.9

Cash used in investing activities	(215.1)	(44.0)	(6.8)	104.1	(161.8)
Financing activities:
Net short-term debt borrowings	—	—	3.2	—	3.2
Proceed from long-term debt borrowings	539.0	—	—	—	539.0
Principal payments on long-term debt	(537.3)	(23.3)	—	—	(560.6)
Dividends paid	(29.7)	—	—	—	(29.7)
Intercompany borrowings	—	94.7	4.4	(99.1)	—
Other financing activities, net	25.3	(1.8)	5.1	(5.0)	23.6

Cash (used in) provided by financing activities	(2.7)	69.6	12.7	(104.1)	(24.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.1	—	2.1

Increase in cash and cash equivalents	5.4	1.1	23.4	—	29.9
Cash and cash equivalents at beginning of year	9.0	6.9	27.1	—	43.0

Cash and cash equivalents at end of year	$14.4	$8.0	$50.5	$—	$72.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 18. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2012:
Net sales	$2,288.3	$2,209.7	$2,055.3	$1,889.0
Cost of sales	1,710.5	1,640.3	1,520.0	1,364.6
Gross profit(1)	577.8	569.4	535.3	524.4
Net income	117.9	110.2	99.4	80.8
Net income attributable to Reliance	116.2	108.8	98.1	80.4
Diluted earnings per common share attributable to Reliance shareholders	1.54	1.44	1.30	1.06
Basic earnings per common share attributable to Reliance shareholders	1.55	1.45	1.30	1.06
2011:
Net sales	$1,912.7	$2,049.5	$2,138.6	$2,033.9
Cost of sales	1,406.4	1,538.7	1,644.7	1,558.9
Gross profit(1)	506.3	510.8	493.9	475.0
Net income	93.6	100.2	86.3	69.1
Net income attributable to Reliance	92.3	98.7	84.9	67.9
Diluted earnings per common share attributable to Reliance shareholders	1.23	1.31	1.13	0.91
Basic earnings per common share attributable to Reliance shareholders	1.24	1.32	1.13	0.91

(1)
Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the years shown elsewhere in this Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Amounts Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$21.3	$11.9	$13.8	(1)	$(2.1)	$17.2
Year Ended December 31, 2011
Allowance for doubtful accounts	$17.2	$12.8	$8.0	(1)	$0.2	$22.2
Year Ended December 31, 2012
Allowance for doubtful accounts	$22.2	$6.7	$8.5	(1)	$0.1	$20.5

(1)
Uncollectible accounts written off.

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

        Under the supervision and with the participation of the Company's management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012 at a reasonable assurance level.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Reliance Steel & Aluminum Co.:

        We have audited Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
February 27, 2013

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The narrative and tabular information included under the caption "Management" and under the caption "Compliance with Section 16(a)" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2013 (the "Proxy Statement") are incorporated herein by reference.

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
The following documents are filed as part of this report:

(1)
Financial Statements (included in Item 8).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2012 and 2011

(2)
Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3)
Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 27th day of February 2013.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 27, 2013
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 27, 2013
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 27, 2013
/s/ SARAH J. ANDERSON Sarah J. Anderson	Director	February 27, 2013
/s/ JOHN G. FIGUEROA John G. Figueroa	Director	February 27, 2013

Signatures	Title	Date

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 27, 2013
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 27, 2013
/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	February 27, 2013
/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 27, 2013
/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 27, 2013
/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 27, 2013

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
2.01	Agreement and Plan of Merger dated as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company.(1)
2.02	Agreement and Plan of Merger, dated as of February 6, 2013, by and among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Metals USA Holdings Corp.(20)
3.01	Registrant's Restated Articles of Incorporation.(2)
3.02	Registrant's Amended and Restated Bylaws.(3)
3.03	Amendment to Registrant's Restated Articles of Incorporation dated May 29, 1998.(4)
3.04	Certificate of Amendment to the Restated Articles of Incorporation of Reliance Steel & Aluminum Co.(21)
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
4.04
Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto.(8)
10.01	Registrant's Form of Indemnification Agreement for officers and directors.(2)
10.02	Registrant's Supplemental Executive Retirement Plan dated January 1, 1996.(4)
10.03	Registrant's Amended and Restated Directors Stock Option Plan.(9)
10.04	Registrant's Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)
10.05	Omnibus Amendment to Note Purchase Agreements.(12)
10.06	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto.(13)
10.07	Omnibus Amendment No. 2 to Note Purchase Agreements.(14)
10.08	Corporate Officers Bonus Plan effective January 1, 2008.(15)
10.09	Registrant's Amended and Restated Deferred Compensation Plan effective January 1, 2013.
10.10	Registrant's Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(19)

Exhibit Number	Description	Sequentially Numbered Page
10.11	Registrant's Directors Equity Plan.(10)
10.12	Forms of Restricted Stock Unit Agreements.(16)
10.13
Voting Agreement, dated February 6, 2013, by and among Reliance Steel & Aluminum Co., Apollo Investment Fund V, L.P., Apollo Overseas Partners V., L.P., Apollo Netherlands Partners V (A), L.P., Apollo Netherlands Partners V (B), L.P. and Apollo German Partners V GmbH & Co. KG.(22)
14.01	Registrant's Code of Conduct.(17)
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24	Power of Attorney.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

(7)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 26, 2011.

(8)
Incorporated by reference from Exhibits 4.2 and 4.3, respectively, to Registrant's Current Report on Form 8-K, filed on August 7, 2008.

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

(13)
Incorporated by reference from Exhibit 2.2 to Registrant's Current Report on Form 8-K dated July 1, 2003.

(14)
Incorporated by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K dated April 3, 2006.

(15)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 21, 2008.

(16)
Incorporated by reference from Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended March 31, 2012.

(17)
Incorporated by reference from Exhibit 14.01 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

(18)
Set forth on page 85 of this report.

(19)
Incorporated by reference from Exhibits 10.14 and 10.15, respectively, to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

(20)
Incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 6, 2013. Reliance has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

(21)
Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 16, 2012.

(22)
Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 6, 2013.