Form 10-Q
period 2013-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2013-05-03
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes  ☐  No  ☑

As of April 30, 2013, 76,690,765 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I — FINANCIAL INFORMATION

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS
	March 31, 2013	December 31, 2012*
Current assets:
Cash and cash equivalents	$100.1	$97.6
Accounts receivable, less allowance for doubtful accounts of $19.8 at March 31, 2013 and $20.5 at December 31, 2012	940.4	807.7
Inventories	1,317.6	1,272.3
Prepaid expenses and other current assets	34.6	40.9
Income taxes receivable	3.2	28.4
Deferred income taxes	30.5	30.5
Total current assets	2,426.4	2,277.4
Property, plant and equipment:
Land	155.4	155.6
Buildings	734.6	725.1
Machinery and equipment	1,136.0	1,124.7
Accumulated depreciation	(790.4)	(764.7)
	1,235.6	1,240.7

Goodwill	1,312.4	1,314.6
Intangible assets, net	922.3	936.5
Cash surrender value of life insurance policies, net	40.7	45.2
Investments in unconsolidated entities	15.5	15.5
Other assets	28.2	27.8
Total assets	$5,981.1	$5,857.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$389.5	$255.6
Accrued expenses	88.9	87.4
Accrued compensation and retirement costs	67.0	112.8
Accrued insurance costs	39.2	38.8
Current maturities of long-term debt and short-term borrowings	86.6	83.6
Total current liabilities	671.2	578.2
Long-term debt	1,063.8	1,123.8
Long-term retirement costs	95.6	94.9
Other long-term liabilities	27.3	27.1
Deferred income taxes	467.3	466.3
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 76,647,562 at March 31, 2013 and 76,042,546 at December 31, 2012, stated capital	760.5	722.2
Retained earnings	2,897.7	2,837.7
Accumulated other comprehensive loss	(11.4)	(1.5)
Total Reliance shareholders’ equity	3,646.8	3,558.4
Noncontrolling interests	9.1	9.0
Total equity	3,655.9	3,567.4
Total liabilities and equity	$5,981.1	$5,857.7

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$2,025.3	$2,288.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,496.5	1,710.5
Warehouse, delivery, selling, general and administrative	357.7	357.7
Depreciation and amortization	41.1	35.5
	1,895.3	2,103.7

Operating income	130.0	184.6

Other income (expense):
Interest	(13.1)	(14.5)
Other income, net	2.9	6.5
Income before income taxes	119.8	176.6
Income tax provision	35.3	58.7
Net income	84.5	117.9
Less: Net income attributable to noncontrolling interests	0.8	1.7
Net income attributable to Reliance	$83.7	$116.2

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.09	$1.54

Basic earnings per common share attributable to Reliance shareholders	$1.10	$1.55

Cash dividends per share	$0.30	$0.15

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2013	2012

Net income	$84.5	$117.9

Other comprehensive income:
Foreign currency translation (loss) gain	(10.1)	7.6
Unrealized gain on investments, net of tax	0.2	0.2
Total other comprehensive (loss) income	(9.9)	7.8
Comprehensive income	74.6	125.7
Less: comprehensive income attributable to noncontrolling interests	0.8	1.7
Comprehensive income attributable to Reliance	$73.8	$124.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$84.5	$117.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation and amortization expense	41.1	35.5
Deferred income tax provision (benefit)	1.6	(1.2)
Loss (gain) on sales of property, plant and equipment	0.2	(0.1)
Equity in earnings of unconsolidated entities	(0.3)	(0.5)
Dividends received from unconsolidated entities	0.3	0.3
Share-based compensation expense	6.7	4.9
Tax deficit from share-based compensation	0.8	0.1
Net gain from life insurance policies	(2.4)	(1.2)
Changes in operating assets and liabilities (excluding effect of business acquired):
Accounts receivable	(134.8)	(143.6)
Inventories	(48.2)	(182.2)
Prepaid expenses and other assets	31.3	9.0
Accounts payable and other liabilities	91.4	97.9
Net cash provided by (used in) operating activities	72.2	(63.2)

Investing activities:
Purchases of property, plant and equipment	(26.8)	(34.6)
Acquisition of a metals service center	—	(10.0)
Proceeds from sales of property, plant and equipment	0.4	0.2
Net proceeds from redemptions of life insurance policies	6.9	2.8
Net cash used in investing activities	(19.5)	(41.6)

Financing activities:
Net short-term debt borrowings (repayments)	3.1	(0.4)
Proceeds from long-term debt borrowings	50.0	221.0
Principal payments on long-term debt	(110.0)	(122.2)
Payments to noncontrolling interest holders	(0.7)	(0.7)
Dividends paid	(22.9)	(11.2)
Tax deficit from share-based compensation	(0.8)	(0.1)
Exercise of stock options	31.6	4.6
Net cash (used in) provided by financing activities	(49.7)	91.0
Effect of exchange rate changes on cash	(0.5)	(0.8)
Increase (decrease) in cash and cash equivalents	2.5	(14.6)
Cash and cash equivalents at beginning of year	97.6	84.6
Cash and cash equivalents at end of period	$100.1	$70.0

Supplemental cash flow information:
Interest paid during the period	$4.4	$5.2
Income taxes paid during the period	$9.8	$32.6

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Accounting Guidance Recently Adopted

On January 1, 2013, we adopted changes issued by the Financial Accounting Standards Board (“FASB”), which require additional disclosures for the reclassification of significant amounts from accumulated comprehensive income to net income. This guidance requires that the effect of certain significant amounts be presented either on the face of the consolidated statements of income or in a single note. For other amounts, we are required to cross-reference disclosures that provide additional detail about those amounts.  The adoption of these changes did not have a material impact on our consolidated financial statements.

3.  Acquisitions

2013 Acquisition

On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. (“Metals USA”) for $20.65 per share in cash, pursuant to which Metals USA has become a wholly owned subsidiary. Metals USA is one of the largest metal service center businesses in the United States and a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others.  This acquisition adds a total of 48 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Metals USA’s total assets as of December 31, 2012 and sales for the year then ended were approximately $1.0 billion and $2.0 billion, respectively, as included in Metals USA’s 2012 Annual Report on Form 10-K.

The purchase price for Metals USA of $786.0 million along with assumed debt of $466.0 million represents a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s debt with proceeds from our new $500.0 million term loan and our $500.0 million senior notes offering, with the balance drawn on our $1.5 billion credit facility (see Note 7). Through March 31, 2013 we incurred approximately $3.0 million in transaction related costs which were included in warehouse, delivery, selling, general and administrative expenses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

2012 Acquisitions

Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH operates as a wholly owned subsidiary of Feralloy and had net sales of $14.4 million for the three months ended March 31, 2013.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $10.9 million for the three months ended March 31, 2013.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. (“Airport Metals”).  Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $0.7 million for the three months ended March 31, 2013.

Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. (“PSI”), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The Vonore location had net sales of $0.7 million for the three months ended March 31, 2013.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $20.2 million for the three months ended March 31, 2013.

Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey had net sales of $4.8 million for the three months ended March 31, 2013.

The combined transaction value of our 2012 acquisitions was $226.5 million, which included the assumption and repayment of $59.4 million of debt. We funded these acquisitions with borrowings on our revolving credit facility.

4.  Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2013 is as follows:

(in millions)
Balance as of December 31, 2012	$1,314.6
Effect of foreign currency translation	(2.2)
Balance as of March 31, 2013	$1,312.4

We had no accumulated impairment losses related to goodwill as of March 31, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

5.  Intangible Assets, net

The following table summarizes our intangible assets, net:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$8.0	$(7.2)	$8.0	$(7.1)
Loan fees	31.2	(20.8)	31.2	(20.2)
Customer lists/relationships	522.0	(163.2)	524.0	(153.3)
Software – internal use	8.1	(5.7)	8.1	(5.5)
Other	6.4	(2.6)	6.4	(2.5)
	575.7	(199.5)	577.7	(188.6)
Intangible assets not subject to amortization:
Trade names	546.1	—	547.4	—
	$1,121.8	$(199.5)	$1,125.1	$(188.6)

We recognized amortization expense for intangible assets of $11.3 million and $10.2 million for the three months ended March 31, 2013 and 2012, respectively. Other changes in intangible assets, net, during the three months ended March 31, 2013 are due to foreign currency translation losses of $2.9 million.

The following is a summary of estimated aggregated amortization expense for the remaining nine months of 2013 and each of the succeeding five years:

(in millions)
2013	$33.7
2014	42.9
2015	41.4
2016	39.6
2017	34.2
2018	29.9

6.  Income Taxes

Our effective income tax rates for the three months ended March 31, 2013 and 2012 were 29.5% and 33.2%, respectively.  Our 2013 three-month period effective income tax rate was favorably impacted from the settlement of certain tax matters.

7.  Debt

Debt consists of the following:

	March 31,	December 31,
	2013	2012
	(in millions)

Unsecured revolving credit facility due April 4, 2018	$465.0	$525.0
Senior unsecured notes due July 2, 2013	75.0	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	11.9	8.9
Total	1,151.9	1,208.9
Less: unamortized discount	(1.5)	(1.5)
Less: amounts due within one year and short-term borrowings	(86.6)	(83.6)
Total long-term debt	$1,063.8	$1,123.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Unsecured Revolving Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amends and restates our existing $1.5 billion unsecured revolving credit facility and provides for a $500.0 million term loan, expiring April 4, 2018. The term loan will amortize in quarterly installments, resulting in an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year after the closing date, with the balance to be paid at maturity. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions, including the recent acquisition of Metals USA on April 12, 2013. Interest on borrowings from the amended and restated revolving credit facility during the three-month period ending June 30, 2013 are at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% and includes a commitment fee on the unused portion, at an annual rate of 0.25%. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.45% and 1.46% as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had $31.6 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $218.4 million of letters of credit.

Revolving Credit Facilities – Foreign Operations

Various other separate revolving credit facilities with a combined credit limit of approximately $20.3 million are in place for operations in Asia and Europe with combined outstanding balances of $11.3 million and $8.3 million as of March 31, 2013 and December 31, 2012, respectively.

Senior Unsecured Notes – Private Placements

We have $75.0 million of outstanding senior unsecured notes issued in private placements of debt as of March 31, 2013. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

Senior Unsecured Notes – Publicly Traded

On November 20, 2006 we entered into an indenture, for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (together with the November 20, 2006 indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, due in 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by our named 100%-owned domestic subsidiaries that guarantee our credit agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Covenants

The amended and restated revolving credit facility and the senior unsecured note agreements collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended March 31, 2013 was approximately 10.6 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of March 31, 2013 calculated in accordance with the terms of the revolving credit facility was 24.5% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement as of March 31, 2013 was $1.19 billion compared to Reliance shareholders’ equity balance of $3.65 billion as of March 31, 2013.

Additionally, our named 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indentures and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of March 31, 2013.

We were in compliance with all debt covenants as of March 31, 2013.

8.  Equity

Common Stock

During the three months ended March 31, 2013, we issued 605,016 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $31.6 million.

Share-Based Compensation

On February 26, 2013, we granted 324,780 restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  Additionally, each 2013 RSU granted has a service condition and cliff vests at December 31, 2015, if the recipient is an employee on that date. In addition to the service criteria, 134,725 of the RSUs granted in 2013 also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the 2013 RSUs granted was $65.73 per share, the closing price of our common stock on the grant date.

Share Repurchase Program

As of March 31, 2013, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2013 or 2012. Repurchased shares are redeemed and treated as authorized but unissued shares.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Gain	Unrealized Loss on Investments, Net of Tax	Minimum Pension Liability, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)

Balance as of December 31, 2012	$21.0	$(0.2)	$(22.3)	$(1.5)
Current-period change	(10.1)	0.2	—	(9.9)
Balance as of March 31, 2013	$10.9	$—	$(22.3)	$(11.4)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $13.4 million, respectively, as of March 31, 2013 and December 31, 2012.

9.  Commitments and Contingencies

We are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of our 100%-owned subsidiary Earle M. Jorgensen Company (“EMJ”) that were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

10.  Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted shares, RSUs, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted shares, RSUs, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(in millions except for share and per share amounts)
Numerator:
Net income attributable to Reliance	$83.7	$116.2

Denominator:
Denominator for basic earnings per share – Weighted average shares	76,297,108	74,922,487

Effect of dilutive securities:
Stock options and restricted shares	783,595	504,065

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	77,080,703	75,426,552

Net income per share attributable to Reliance shareholders – diluted	$1.09	$1.54

Net income per share attributable to Reliance shareholders – basic	$1.10	$1.55

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

The computations of earnings per share for the three months ended March 31, 2013 and 2012 do not include 483,680 and 2,475,395 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

11. Subsequent Events

On April 12, 2013, we acquired Metals USA for a total transaction value of $1.25 billion (see Note 3).

On April 30, 2013 we acquired a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $75.6 million included the assumption of $40.5 million of net indebtedness. The cash portion of the purchase price was funded with borrowings on our revolving credit facility.

12. Condensed Consolidating Financial Statements

In November 2006 and April 2013, we issued senior unsecured notes in the aggregate principal amount of $1.1 billion, at fixed interest rates that are guaranteed by our named 100%-owned domestic subsidiaries that also guarantee our credit facility. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$33.7	$13.2	$53.2	$—	$100.1
Accounts receivable, less allowance for doubtful accounts	77.4	767.4	95.6	—	940.4
Inventories	58.8	1,123.4	135.4	—	1,317.6
Intercompany receivables	0.5	18.9	2.5	(21.9)	—
Income taxes receivable	38.8	—	1.8	(37.4)	3.2
Other current assets	103.8	29.3	8.8	(76.8)	65.1
Total current assets	313.0	1,952.2	297.3	(136.1)	2,426.4

Investments in subsidiaries	3,524.7	257.8	—	(3,782.5)	—
Property, plant and equipment, net	100.5	1,040.5	94.6	—	1,235.6
Goodwill	23.8	1,183.9	104.7	—	1,312.4
Intangible assets, net	10.3	785.6	126.4	—	922.3
Intercompany receivables	1,186.3	20.4	3.5	(1,210.2)	—
Other assets	18.6	63.7	2.1	—	84.4
Total assets	$5,177.2	$5,304.1	$628.6	$(5,128.8)	$5,981.1

Liabilities & Equity
Accounts payable	$39.9	$319.0	$52.5	$(21.9)	$389.5
Accrued compensation and retirement costs	9.4	53.7	3.9	—	67.0
Income taxes payable	—	37.4	—	(37.4)	—
Other current liabilities	58.6	46.7	24.5	(1.7)	128.1
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	75.3	—	11.3	—	86.6
Total current liabilities	183.2	532.0	92.2	(136.2)	671.2
Long-term debt	1,063.8	—	—	—	1,063.8
Intercompany borrowings	—	1,104.5	105.7	(1,210.2)	—
Other long-term liabilities	283.4	282.4	24.4	—	590.2
Total Reliance shareholders’ equity	3,646.8	3,379.2	403.2	(3,782.4)	3,646.8
Noncontrolling interests	—	6.0	3.1	—	9.1
Total equity	3,646.8	3,385.2	406.3	(3,782.4)	3,655.9
Total liabilities and equity	$5,177.2	$5,304.1	$628.6	$(5,128.8)	$5,981.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Condensed Unaudited Consolidating Balance Sheet
As of December 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$28.1	$13.1	$56.4	$—	$97.6
Accounts receivable, less allowance for doubtful accounts	67.4	658.3	82.0	—	807.7
Inventories	50.3	1,068.4	153.6	—	1,272.3
Intercompany receivables	0.2	16.7	2.4	(19.3)	—
Income taxes receivable	28.2	—	0.2	—	28.4
Other current assets	113.3	26.5	6.8	(75.2)	71.4
Total current assets	287.5	1,783.0	301.4	(94.5)	2,277.4

Investments in subsidiaries	3,722.7	257.8	—	(3,980.5)	—
Property, plant and equipment, net	100.8	1,044.1	95.8	—	1,240.7
Goodwill	23.7	1,183.9	107.0	—	1,314.6
Intangible assets, net	11.0	794.6	130.9	—	936.5
Intercompany receivables	969.7	26.2	3.7	(999.6)	—
Other assets	18.3	68.1	2.1	—	88.5
Total assets	$5,133.7	$5,157.7	$640.9	$(5,074.6)	$5,857.7

Liabilities & Equity
Accounts payable	$25.7	$195.2	$54.0	$(19.3)	$255.6
Accrued compensation and retirement costs	22.8	84.0	6.0	—	112.8
Other current liabilities	48.5	71.6	6.1	—	126.2
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	75.3	—	8.3	—	83.6
Total current liabilities	172.3	426.0	74.4	(94.5)	578.2
Long-term debt	1,123.8	—	—	—	1,123.8
Intercompany borrowings	—	864.3	135.3	(999.6)	—
Other long-term liabilities	279.2	284.0	25.1	—	588.3
Total Reliance shareholders’ equity	3,558.4	3,577.4	403.1	(3,980.5)	3,558.4
Noncontrolling interests	—	6.0	3.0	—	9.0
Total equity	3,558.4	3,583.4	406.1	(3,980.5)	3,567.4
Total liabilities and equity	$5,133.7	$5,157.7	$640.9	$(5,074.6)	$5,857.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$179.4	$1,738.7	$163.7	$(56.5)	$2,025.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	138.1	1,291.4	123.5	(56.5)	1,496.5
Warehouse, delivery, selling, general and administrative	50.9	299.6	23.3	(16.1)	357.7
Depreciation and amortization	4.0	33.6	3.5	—	41.1
	193.0	1,624.6	150.3	(72.6)	1,895.3

Operating (loss) income	(13.6)	114.1	13.4	16.1	130.0

Other income (expense):
Interest	(13.1)	(2.5)	(0.5)	3.0	(13.1)
Other income (expense), net	18.3	3.9	(0.2)	(19.1)	2.9
(Loss) income before equity in earnings of subsidiaries and income taxes	(8.4)	115.5	12.7	—	119.8
Equity in earnings of subsidiaries	82.6	4.8	—	(87.4)	—
Income before income taxes	74.2	120.3	12.7	(87.4)	119.8
Income tax (benefit) provision	(9.5)	42.2	2.6	—	35.3
Net income	83.7	78.1	10.1	(87.4)	84.5
Less: Net income attributable to noncontrolling interests	—	0.8	—	—	0.8
Net income attributable to Reliance	$83.7	$77.3	$10.1	$(87.4)	$83.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$83.7	$78.1	$10.1	$(87.4)	$84.5
Equity in earnings of subsidiaries	(82.6)	(5.1)	—	87.4	(0.3)
Other operating activities, net	111.8	(139.5)	15.7	—	(12.0)
Cash provided by (used in) operating activities	112.9	(66.5)	25.8	—	72.2

Investing activities:
Purchases of property, plant and equipment	(3.0)	(21.6)	(2.2)	—	(26.8)
Net advances to subsidiaries	(52.2)	—	—	52.2	—
Other investing activities, net	—	7.3	—	—	7.3
Cash used in investing activities	(55.2)	(14.3)	(2.2)	52.2	(19.5)

Financing activities:
Net short-term debt borrowings	—	—	3.1	—	3.1
Proceeds from long-term debt borrowings	50.0	—	—	—	50.0
Principal payments on long-term debt	(110.0)	—	—	—	(110.0)
Dividends paid	(22.9)	—	—	—	(22.9)
Net intercompany borrowings (repayments)	—	81.6	(29.4)	(52.2)	—
Other financing activities, net	30.8	(0.7)	—	—	30.1
Cash (used in) provided by financing activities	(52.1)	80.9	(26.3)	(52.2)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash and cash equivalents	5.6	0.1	(3.2)	—	2.5
Cash and cash equivalents at beginning of year	28.1	13.1	56.4	—	97.6
Cash and cash equivalents at end of period	$33.7	$13.2	$53.2	$—	$100.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net income	$116.2	$57.2	$22.4	$(77.9)	$117.9
Equity in earnings of subsidiaries	(68.0)	(10.4)	—	77.9	(0.5)
Other operating activities, net	(26.5)	(125.1)	(29.0)	—	(180.6)
Cash provided by (used in) operating activities	21.7	(78.3)	(6.6)	—	(63.2)

Investing activities:
Purchases of property, plant and equipment	(2.7)	(28.7)	(3.2)	—	(34.6)
Acquisition of a metal service center	—	(10.0)	—	—	(10.0)
Net advances to subsidiaries	(112.5)	—	—	112.5	—
Other investing activities, net	—	3.0	—	—	3.0
Cash used in investing activities	(115.2)	(35.7)	(3.2)	112.5	(41.6)

Financing activities:
Net short-term debt repayments	—	—	(0.4)	—	(0.4)
Proceeds from long-term debt borrowings	221.0	—	—	—	221.0
Principal payments on long-term debt	(120.9)	(1.3)	—	—	(122.2)
Dividends paid	(11.2)	—	—	—	(11.2)
Net intercompany borrowings (repayments)	—	116.5	(4.0)	(112.5)	—
Other financing activities, net	4.5	(0.7)	—	—	3.8
Cash provided by (used in) financing activities	93.4	114.5	(4.4)	(112.5)	91.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.8)	—	(0.8)
(Decrease) increase in cash and cash equivalents	(0.1)	0.5	(15.0)	—	(14.6)
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6
Cash and cash equivalents at end of period	$15.0	$11.3	$43.7	$—	$70.0

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Reliance Steel & Aluminum Co. has no control. These risk factors and additional information are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

2013 Acquisition

On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. (“Metals USA”) for $20.65 per share in cash, pursuant to which Metals USA has become a wholly owned subsidiary. Metals USA is one of the largest metal service center businesses in the United States and a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others.  This acquisition adds a total of 48 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Metals USA’s total assets as of December 31, 2012 and sales for the year then ended were approximately $1.0 billion and $2.0 billion, respectively.

The purchase price for Metals USA was $786.0 million paid in cash at closing for the outstanding shares of Metals USA and the assumption of $466.0 million of debt, representing an enterprise value of approximately $1.25 billion. We funded the transaction and refinanced Metals USA indebtedness with a combination of proceeds from our amended and restated revolving credit facility, a new $500.0 million term loan, and proceeds from our recent $500.0 million senior notes offering (see Note 7).

2012 Acquisitions

Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH operates as a wholly owned subsidiary of Feralloy and had net sales of $14.4 million for the three months ended March 31, 2013.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $10.9 million for the three months ended March 31, 2013.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. (“Airport Metals”).  Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $0.7 million for the three months ended March 31, 2013.

Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. (“PSI”), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The Vonore location had net sales of $0.7 million for the three months ended March 31, 2013.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $20.2 million for the three months ended March 31, 2013.

Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey had net sales of $4.8 million for the three months ended March 31, 2013.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth certain income statement data for the three-month periods ended March 31, 2013 and 2012 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales

Net sales	$2,025.3	100.0%	$2,288.3	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,496.5	73.9	1,710.5	74.7

Gross profit (1)	528.8	26.1	577.8	25.3

Warehouse, delivery, selling, general and administrative expenses (“S, G&A”)	357.7	17.7	357.7	15.6

Depreciation expense	29.8	1.5	25.3	1.1

Amortization expense	11.3	0.6	10.2	0.4

Operating income	$130.0	6.4%	$184.6	8.1%

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

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2013	2012	Change	Change
	(in millions)
Net sales	$2,025.3	$2,288.3	$(263.0)	(11.5%)
Net sales, same-store	$1,973.7	$2,284.5	$(310.8)	(13.6%)

	Three Months Ended
	March 31,		Tons	Percentage
	2013	2012	Change	Change
	(in thousands)
Tons sold	1,105.9	1,173.7	(67.8)	(5.8%)
Tons sold, same-store	1,092.2	1,172.9	(80.7)	(6.9%)

	Three Months Ended
	March 31,		Price	Percentage
	2013	2012	Change	Change
Average selling price per ton sold	$1,832	$1,960	$(128)	(6.5%)
Average selling price per ton sold, same-store	$1,808	$1,958	$(150)	(7.7%)

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2012 acquisitions.

In general, business activity in most all of our end markets declined in the 2013 three-month period when compared to the same period in 2012 due to increased economic uncertainty, which put pressure on pricing and negatively impacted volumes during the quarter, as well as one less shipping day and an early Easter holiday impacting March 2013. However, our exposure to the auto market, primarily through our toll processing operations, grew in the 2013 period compared to 2012. Aerospace and energy (oil and gas) were both down, but continued to perform well relative to other end markets. Non-residential construction continued to improve slowly and demand in this end market remains well below peak levels.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.  Our 2012 acquisitions, particularly NSA and Sunbelt which specialize in various alloy steel products, favorably impacted our 2013 average selling prices as their specialty products have higher selling prices than our company average; however, not enough to offset the overall decline in our selling prices.

Our three-month period ended March 31, 2013 average selling prices declined from the same period in 2012 primarily due to lower mill pricing for most of our products. Lower London Metal Exchange aluminum prices and reduced nickel surcharges were primarily responsible for the drop in common alloy aluminum and stainless steel prices, respectively.

Our major commodity same-store selling prices changed during the three-month period ended March 31, 2013 from the same period in 2012 as follows: carbon steel down 9.6%; aluminum down 3.8%; stainless steel down 12.6%; and alloy down 9.3%. As carbon steel sales represent approximately 50% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average price per ton sold.

Cost of Sales

	March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Cost of sales	$1,496.5	73.9%	$1,710.5	74.7%	$(214.0)	(12.5%)

The decrease in cost of sales in the three-month period ended March 31, 2013 compared to the same 2012 period is due to decreased tons sold and lower product costs. See “Net Sales” above for trends in both demand and costs of our products.

Our inventory LIFO valuation reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $5.0 million in the three-month period ended March 31, 2013 compared to a charge, or expense, of $7.5 million in the same period in 2012. Lower metal costs in 2013 resulted in LIFO income.

Gross Profit

	March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit	$528.8	26.1%	$577.8	25.3%	$(49.0)	(8.5%)

The decrease in our gross profit in the three-month period ended March 31, 2013 is due to lower sales. In an environment of falling mill prices we were able to effectively manage our gross profit margins by lowering our selling prices less than our costs declined, resulting in an increase in gross profit margins. See “Net Sales” and “Cost of Sales” for discussion on product pricing trends and our inventory LIFO valuation reserve adjustments, respectively.

Expenses

	March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense	$357.7	17.7%	$357.7	15.6%	—	—
S,G&A expense, same-store	$345.0	17.5%	$356.2	15.6%	$(11.2)	(3.1%)
Depreciation & amortization expenses	$41.1	2.1%	$35.5	1.6%	$5.6	15.8%

Our three-month period ended March 31, 2013 S,G&A expense remained flat compared to the same period in 2012. The additional expenses provided by our 2012 acquisitions were offset by lower variable costs, including profit-based compensation, as a result of lower levels of demand and profitability. Our three-month period ended March 31, 2013 S,G&A expense as a percent of net sales increased as compared to the same period in 2012 primarily due to the lower metal pricing resulting in lower operating income compared to the same period in 2012.

The increase in depreciation and amortization expense was mainly due to our 2012 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Operating income	$130.0	6.4%	$184.6	8.1%	$(54.6)	(29.6%)

The lower gross profit dollars from lower sales levels resulted in lower operating income in the three-month period ended March 31, 2013. The lower operating income margin was primarily due to lower net sales from declines in both pricing and demand.

Other Income

	March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Other income, net	$2.9	0.1%	$6.5	0.3%	$(3.6)	(55.4%)

The changes in other income, net in the three-month period ended March 31, 2013 compared to the same period in 2012 were primarily due to reversals of foreign currency gains from the strengthening of the U.S. dollar in the three-month period ended March 31, 2013 compared to the same period in 2012.

Income Tax Rate

Our effective income tax rates for the three-month period ended March 31, 2013 and 2012 were 29.5% and 33.2%, respectively. Our 2013 three-month period effective income tax rate was favorably impacted from the settlement of certain tax matters.

Net Income Attributable to Reliance

	March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Net income attributable to Reliance	$83.7	4.1%	$116.2	5.1%	$(32.5)	(28.0%)

The decrease in net income attributable to Reliance in the three-month period ended March 31, 2013 was primarily the result of lower gross profit dollars due to our lower sales levels.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $72.2 million in the three-month period ended March 31, 2013 compared to net cash used in operating activities of $63.2 million in the same period in 2012. The increase was mainly due to lower demand levels which required a lower level of working capital investment during the three-month period ending March 31, 2013 as compared to same period in 2012. When volume or pricing increases, our working capital requirements typically increase. When demand and pricing fall, we typically generate higher levels of cash flow from operating activities as our working capital needs decrease.

To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2013, our days sales outstanding rate was approximately 41.8 days compared to 42.1 days at December 31, 2012.  Our inventory turn rate (based on dollars) during the three-month period ended March 31, 2013 was about 4.1 times (or 2.9 months on hand), compared to our 2012 annual rate of 4.0 times (or 3.0 months on hand).

Investing Activities

Net cash used in investing activities of $19.5 million in the three-month period ended March 31, 2013 was mainly comprised of our capital expenditures. Capital expenditures were $26.8 million for the three-month period ended March 31, 2013 compared to $34.6 million during the same period in 2012. The majority of our 2013 capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash used in financing activities of $49.7 million in the three-month period ended March 31, 2013 was mainly comprised of net pay downs in our debt and dividend payments to our shareholders offset by proceeds received from the exercise of employee stock options. The net pay downs in our debt of $56.9 million in the three-month period ended March 31, 2013 were largely funded by our cash from operations. We paid dividends to our shareholders of $22.9 million during the three-month period ended March 31, 2013. Proceeds from exercises of stock options were $31.6 million, a significant increase from $4.6 million in the same period in 2012 driven by an increase in our stock price.

On February 19, 2013, our Board of Directors increased our first quarter dividend by 20% from $0.25 per share to $0.30 per share. On April 23, 2013, our Board of Directors declared the 2013 second quarter cash dividend of $0.30 per share. We have increased our dividend 19 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 54 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2013 was $1.15 billion, down from $1.21 billion at December 31, 2012. At March 31, 2013, we had $465.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amends and restates our existing $1.5 billion unsecured revolving credit facility and provides for a $500.0 million term loan, expiring April 4, 2018. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions, including our recent acquisition of Metals USA on April 12, 2013.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $20.3 million and with combined outstanding balances of $11.3 million and $8.3 million as of March 31, 2013 and December 31, 2012, respectively.

Capital Resources

On November 20, 2006 we entered into an indenture, for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (together with the November 20, 2006 indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, due in 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by our named 100%-owned domestic subsidiaries that guarantee our credit agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

At March 31, 2013, we also had $75.0 million of outstanding senior unsecured notes issued in a private placement of debt. The outstanding senior notes bear interest at a fixed rate of 5.35% and mature in July 2013.

The $500.0 million term loan due April 4, 2018 will amortize in quarterly installments, with an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

Our net debt-to-total capital ratio was 22.4% at March 31, 2013; down from our 2012 year-end rate of 23.8% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).  On a pro forma basis, giving effect to our acquisition of Metals USA, our leverage ratio was approximately 39%.

As of March 31, 2013, we had $436.9 million of debt obligations coming due before our $1.5 billion amended and restated revolving credit facility expires on April 4, 2018. We expect that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs, and to maintain and potentially increase our dividends. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with cash flow from operations and borrowings under our revolving credit facility.

Covenants

Our amended and restated revolving credit facility and senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended March 31, 2013 was approximately 10.6 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at March 31, 2013, calculated in accordance with the terms of the credit agreement, was 24.5% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at March 31, 2013 was $1.19 billion compared to the Reliance shareholders’ equity balance of $3.65 billion at March 31, 2013.

Additionally, our named 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indentures and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of March 31, 2013.

We were in compliance with all debt covenants at March 31, 2013.

Off-Balance-Sheet Arrangements

Other than the acquisition of Metals USA on April 12, 2013, we had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.31 billion at March 31, 2013, or approximately 21.9% of total assets, or 36.0% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $922.3 million at March 31, 2013, or approximately 15.4% of total assets, or 25.3% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2012. We determined that the recorded amounts for goodwill were recoverable and that no impairment existed. Our 2013 annual impairment tests of goodwill will be performed as of November 1, 2013 or sooner, as deemed necessary. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Critical Accounting Policies and Estimates

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our Annual Report on Form 10-K for the year ended December 31, 2012. We do not believe that any of the new accounting guidance implemented during 2013 changed our critical accounting policies.

New Accounting Guidance

See Notes to Unaudited Consolidated Financial Statements for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2012 other than the additional debt that we incurred in connection with the acquisition of Metals USA on April 12, 2013. See discussion under Liquidity and Capital Resources. Please also refer to Item 7A - Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: May 3, 2013	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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