Form 10-Q
period 2013-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2013-08-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐  No  ☑

As of July 31, 2013, 76,994,489 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS
	June 30, 2013	December 31, 2012*
Current assets:
Cash and cash equivalents	$100.8	$97.6
Accounts receivable, less allowance for doubtful accounts of $22.9 at June 30, 2013 and $20.5 at December 31, 2012	1,143.5	807.7
Inventories	1,587.1	1,272.3
Prepaid expenses and other current assets	47.7	40.9
Income taxes receivable	17.6	28.4
Deferred income taxes	35.8	30.5
Total current assets	2,932.5	2,277.4
Property, plant and equipment:
Land	170.8	155.6
Buildings	925.5	725.1
Machinery and equipment	1,305.0	1,124.7
Accumulated depreciation	(815.0)	(764.7)
	1,586.3	1,240.7

Goodwill	1,658.8	1,314.6
Intangible assets, net	1,313.9	936.5
Cash surrender value of life insurance policies, net	38.6	45.2
Investments in unconsolidated entities	16.0	15.5
Other assets	29.5	27.8
Total assets	$7,575.6	$5,857.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$419.3	$255.6
Accrued expenses	97.4	87.4
Accrued compensation and retirement costs	98.6	112.8
Accrued insurance costs	46.9	38.8
Current maturities of long-term debt and short-term borrowings	114.6	83.6
Total current liabilities	776.8	578.2
Long-term debt	2,219.9	1,123.8
Long-term retirement costs	100.9	94.9
Other long-term liabilities	34.1	27.1
Deferred income taxes	721.1	466.3
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 200,000,000
Issued and outstanding shares — 76,920,713 at June 30, 2013 and 76,042,546 at December 31, 2012, stated capital	779.1	722.2
Retained earnings	2,955.6	2,837.7
Accumulated other comprehensive loss	(21.2)	(1.5)
Total Reliance shareholders’ equity	3,713.5	3,558.4
Noncontrolling interests	9.3	9.0
Total equity	3,722.8	3,567.4
Total liabilities and equity	$7,575.6	$5,857.7

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net sales	$2,448.3	$2,209.7	$4,473.6	$4,498.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,826.7	1,640.3	3,323.2	3,350.8
Warehouse, delivery, selling, general and administrative	426.0	346.7	783.7	704.4
Depreciation and amortization	50.1	36.5	91.2	72.0
	2,302.8	2,023.5	4,198.1	4,127.2

Operating income	145.5	186.2	275.5	370.8

Other income (expense):
Interest	(22.1)	(15.0)	(35.2)	(29.5)
Other (expense) income, net	(0.6)	(3.5)	2.3	3.0
Income before income taxes	122.8	167.7	242.6	344.3
Income tax provision	40.9	57.5	76.2	116.2
Net income	81.9	110.2	166.4	228.1
Less: Net income attributable to noncontrolling interests	0.9	1.4	1.7	3.1
Net income attributable to Reliance	$81.0	$108.8	$164.7	$225.0

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.05	$1.44	$2.13	$2.98

Basic earnings per common share attributable to Reliance shareholders	$1.06	$1.45	$2.15	$3.00

Cash dividends per share	$0.30	$0.15	$0.60	$0.30

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$81.9	$110.2	$166.4	$228.1

Other comprehensive loss:
Foreign currency translation loss	(9.8)	(9.2)	(19.9)	(1.6)
Unrealized (loss) gain on investments, net of tax	—	(0.2)	0.2	—
Total other comprehensive loss	(9.8)	(9.4)	(19.7)	(1.6)
Comprehensive income	72.1	100.8	146.7	226.5
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.4	1.7	3.1
Comprehensive income attributable to Reliance	$71.2	$99.4	$145.0	$223.4

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$166.4	$228.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	91.2	72.0
Deferred income tax provision (benefit)	0.6	(2.5)
Loss (gain) on sales of property, plant and equipment	1.0	(0.2)
Equity in earnings of unconsolidated entities	(0.9)	(1.1)
Dividends received from unconsolidated entities	0.4	0.6
Share-based compensation expense	14.5	11.5
Other	(0.5)	0.8
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(133.2)	(98.6)
Inventories	62.8	(183.4)
Prepaid expenses and other assets	11.3	8.8
Accounts payable and other liabilities	70.3	(14.8)
Net cash provided by operating activities	283.9	21.2

Investing activities:
Purchases of property, plant and equipment	(74.3)	(86.8)
Acquisitions, net of cash acquired	(794.7)	(82.3)
Proceeds from sales of property, plant and equipment	0.8	2.8
Net proceeds from redemptions of life insurance policies	6.9	0.7
Other	0.8	(1.7)
Net cash used in investing activities	(860.5)	(167.3)

Financing activities:
Net short-term debt repayments	(469.3)	(29.4)
Proceeds from long-term debt borrowings	2,257.9	458.0
Principal payments on long-term debt	(1,191.6)	(259.5)
Debt issuance costs	(10.3)	—
Payments to noncontrolling interest holders	(1.4)	(1.4)
Dividends paid	(46.0)	(22.5)
Tax (deficit) benefit from share-based compensation	(0.3)	0.2
Exercise of stock options	42.4	9.7
Net cash provided by financing activities	581.4	155.1
Effect of exchange rate changes on cash	(1.6)	—
Increase in cash and cash equivalents	3.2	9.0
Cash and cash equivalents at beginning of year	97.6	84.6
Cash and cash equivalents at end of period	$100.8	$93.6

Supplemental cash flow information:
Interest paid during the period	$29.9	$29.0
Income taxes paid during the period	$65.7	$142.4

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$529.9	$29.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

3.  Acquisitions

2013 Acquisitions

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $75.6 million included the assumption of $43.8 million of net indebtedness. The cash portion of the purchase price was funded with borrowings on our revolving credit facility.

On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. (“Metals USA”) for $20.65 per share in cash, pursuant to which Metals USA has become a wholly owned subsidiary. Metals USA is one of the largest metal service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others.  This acquisition adds a total of 48 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through June 30, 2013 were $396.5 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

The purchase price for Metals USA of $766.8 million along with assumed debt of $486.1 million represents a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s debt with proceeds from our new $500.0 million term loan and our $500.0 million senior notes offering, with the balance drawn on our existing $1.5 billion credit facility (see Note 7).  In the six-month period ended June 30, 2013, we incurred approximately $11.4 million in transaction related costs, which are included in warehouse, delivery, selling, general and administrative expenses.

The preliminary allocation of the total purchase price of Metals USA to the fair values of assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$3.2
Accounts receivable	205.9
Inventories	382.6
Property, plant and equipment	248.7
Goodwill	349.1
Intangible assets subject to amortization	182.0
Intangible assets not subject to amortization	220.0
Other current and long-term assets	9.0
Total assets acquired	1,600.5
Current and long-term debt	486.1
Deferred taxes	235.9
Other current and long-term liabilities	111.7
Total liabilities assumed	833.7
Net assets acquired	$766.8

2012 Acquisitions

Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH operates as a wholly owned subsidiary of Feralloy and had net sales of $30.6 million for the six months ended June 30, 2013.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $22.3 million for the six months ended June 30, 2013.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. (“Airport Metals”).  Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $1.6 million for the six months ended June 30, 2013.

Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. (“PSI”), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The Vonore location had net sales of $1.4 million for the six months ended June 30, 2013.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $41.6 million for the six months ended June 30, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey had net sales of $10.0 million for the six months ended June 30, 2013.

The combined transaction value of our 2012 acquisitions was $226.5 million, which included the assumption and/or repayment of $59.4 million of debt. We funded these acquisitions with borrowings on our revolving credit facility.

Purchase price allocation

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of June 30, 2013, as applicable.  The purchase price allocations for the 2013 acquisitions are preliminary and are pending the completion of certain purchase price adjustments based on tangible and intangible asset valuations and various pre-acquisition period tax returns.

Pro forma financial information

The following pro forma summary financial results present the consolidated results of operations as if the acquisition of Metals USA had occurred at the beginning of the reporting period being presented, after the effect of certain adjustments, including interest expense on the acquisition debt, non-recurring acquisition related costs, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect Metals USA’s historical method for inventory valuation, which was the first-in, first-out (FIFO) method for the majority of its inventories.  Metals USA adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Metals USA acquisition been made as of January 1, 2013 or 2012, or of any potential results which may occur in the future.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(in millions, except per share amounts)	(in millions, except per share amounts)
Pro forma:
Net sales	$2,519.2	$2,746.8
Net income attributable to Reliance	$84.7	$125.2
Diluted earnings per common share attributable to Reliance shareholders	$1.09	$1.66
Basic earnings per common share attributable to Reliance shareholders	$1.10	$1.67

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in millions, except per share amounts)	(in millions, except per share amounts)
Pro forma:
Net sales	$5,003.6	$5,560.4
Net income attributable to Reliance	$172.2	$255.2
Diluted earnings per common share attributable to Reliance shareholders	$2.23	$3.38
Basic earnings per common share attributable to Reliance shareholders	$2.25	$3.40

4.  Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2013 is as follows:

(in millions)
Balance as of December 31, 2012	$1,314.6
Acquisition	349.1
Effect of foreign currency translation	(4.9)
Balance as of June 30, 2013	$1,658.8

We had no accumulated impairment losses related to goodwill as of June 30, 2013.

5.  Intangible Assets, net

The following table summarizes our intangible assets, net:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.9	$(7.1)	$8.0	$(7.1)
Loan fees	41.4	(22.4)	31.2	(20.2)
Customer lists/relationships	701.6	(175.9)	524.0	(153.3)
Software – internal use	8.1	(5.9)	8.1	(5.5)
Other	2.8	(1.4)	6.4	(2.5)
	761.8	(212.7)	577.7	(188.6)
Intangible assets not subject to amortization:
Trade names	764.8	—	547.4	—
	$1,526.6	$(212.7)	$1,125.1	$(188.6)

Intangible assets recorded in connection with our acquisition of Metals USA were $402.0 million (see Note 3). A total of $220.0 million was allocated to the trade names acquired, none of which is subject to amortization. We also recorded $10.3 million of intangible assets in connection with the amendment of our syndicated credit agreement and the new indenture (see Note 7). We recognized amortization expense for intangible assets of $26.4 million and $20.9 million for the six months ended June 30, 2013 and 2012, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

The following is a summary of estimated aggregated amortization expense for the remaining six months of 2013 and each of the succeeding five years:

(in millions)
2013	$29.9
2014	57.8
2015	56.2
2016	55.4
2017	51.3
2018	45.1

6.  Income Taxes

Our effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 33.3% and 34.3%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 31.4% and 33.7%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and related mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates. Our 2013 six-month period effective income tax rate was favorably impacted by the settlement of certain tax matters.

7.  Debt

Debt consists of the following:

	June 30,	December 31,
	2013	2012
	(in millions)

Unsecured revolving credit facility due April 4, 2018	$600.0	$525.0
Senior unsecured term loan due from September 30, 2013 to April 4, 2018	493.8	—
Senior unsecured notes due July 2, 2013	75.0	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	—
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	69.2	8.9
Total	2,338.0	1,208.9
Less: unamortized discount	(3.5)	(1.5)
Less: amounts due within one year and short-term borrowings	(114.6)	(83.6)
Total long-term debt	$2,219.9	$1,123.8

Unsecured Revolving Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amends and restates our existing $1.5 billion unsecured revolving credit facility and provides for a $500.0 million term loan, maturing on April 4, 2018. The term loan will amortize in quarterly installments, resulting in an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year with the balance to be paid at maturity. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request, subject to approval of the lenders and certain other conditions. Interest on borrowings from the amended and restated revolving credit facility during the three-month period ending June 30, 2013 are at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% and includes a commitment fee on the unused portion, at an annual rate of 0.25%. The applicable margin over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.69% and 1.46% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had $57.0 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $193.0 million of letters of credit.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Senior Unsecured Notes – Private Placements

We had $75.0 million of outstanding senior unsecured notes at a fixed rate of 5.35% issued in private placements of debt as of June 30, 2013.  On July 2, 2013, the outstanding notes matured and we paid off the notes with borrowings under our credit facility.

Senior Unsecured Notes – Publicly Traded

On November 20, 2006 we entered into an indenture (the “2006 Indenture”), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by our named 100%-owned domestic subsidiaries that guarantee our revolving credit facility. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

Other Notes and Revolving Credit Facilities

Various other separate revolving credit facilities with a combined credit limit of approximately $20.3 million are in place for operations in Asia and Europe with combined outstanding balances of $12.7 million and $8.3 million as of June 30, 2013 and December 31, 2012, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $12.3 million as of June 30, 2013 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main which have outstanding balances of $43.6 million as of June 30, 2013. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.4% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

Covenants

The Credit Agreement and the note purchase agreements related to our privately placed senior secured notes collectively require us to maintain a minimum net worth and interest coverage ratio and a maximum leverage ratio and include a change of control provision, among other things.

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

We were in compliance with all debt covenants as of June 30, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

8.  Equity

Common Stock

During the six months ended June 30, 2013, we issued 878,167 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $42.4 million.

Dividends

On July 23, 2013, our Board of Directors declared the 2013 third quarter cash dividend of $0.33 per share, an increase of 10% compared to the 2013 second quarter cash dividend. The dividend is payable on September 13, 2013 to shareholders of record as of August 16, 2013.

During the six-months ended June 30, 2013 we declared and paid quarterly dividends of $0.30 per share, or $46.0 million in total, compared to quarterly dividend of $0.15 per share, or $22.5 million in total, in the same period in 2012.

Share-Based Compensation

On May 15, 2013, pursuant to the May 2011 Directors Equity Plan, which has been approved by the shareholders, 12,418 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors. The awards include dividend rights and vest immediately upon grant.  The recipients are restricted from trading the restricted stock for one year from date of grant.  The fair value of the restricted stock granted was $67.63 per share, the closing price of our common stock on the grant date.

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

Share Repurchase Program

As of June 30, 2013, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2013 or 2012. Repurchased shares are redeemed and treated as authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Gain	Unrealized Loss on Investments, Net of Tax	Minimum Pension Liability, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)

Balance as of December 31, 2012	$21.0	$(0.2)	$(22.3)	$(1.5)
Current-period change	(19.9)	0.2	—	(19.7)
Balance as of June 30, 2013	$1.1	$—	$(22.3)	$(21.2)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $13.4 million, respectively, as of June 30, 2013 and December 31, 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

9.  Commitments and Contingencies

We are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of our wholly owned subsidiary Earle M. Jorgensen Company (“EMJ”) that were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

10.  Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted shares, RSUs, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted shares, RSUs, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$81.0	$108.8	$164.7	$225.0

Denominator:
Denominator for basic earnings per share:
Weighted average shares	76,695,598	75,087,057	76,497,454	75,004,840

Effect of dilutive securities:
Stock options and restricted shares	773,519	424,192	778,557	464,129

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	77,469,117	75,511,249	77,276,011	75,468,969

Net income per share attributable to Reliance shareholders – diluted	$1.05	$1.44	$2.13	$2.98

Net income per share attributable to Reliance shareholders – basic	$1.06	$1.45	$2.15	$3.00

The computations of earnings per share for the three months ended June 30, 2013 and 2012 do not include 144,143 and 2,462,550 shares reserved for issuance upon exercise of outstanding stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the six months ended June 30, 2013 and 2012 do not include 313,912 and 2,468,973 shares reserved for issuance upon exercise of outstanding stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

11.  Condensed Consolidating Financial Statements

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

Condensed Unaudited Consolidating Balance Sheet

As of June 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$47.7	$(7.8)	$60.9	$—	$100.8
Accounts receivable, less allowance for doubtful accounts	76.6	967.0	99.9	—	1,143.5
Inventories	58.3	1,369.5	159.3	—	1,587.1
Intercompany receivables	0.6	18.2	2.8	(21.6)	—
Income taxes receivable	57.2	—	—	(39.6)	17.6
Other current assets	109.1	41.2	11.4	(78.2)	83.5
Total current assets	349.5	2,388.1	334.3	(139.4)	2,932.5

Investments in subsidiaries	4,399.0	1,139.3	—	(5,538.3)	—
Property, plant and equipment, net	99.9	1,274.5	211.9	—	1,586.3
Goodwill	23.8	1,525.5	109.5	—	1,658.8
Intangible assets, net	19.0	1,172.7	122.2	—	1,313.9
Intercompany receivables	1,461.0	18.1	871.6	(2,350.7)	—
Other assets	18.6	61.8	3.7	—	84.1
Total assets	$6,370.8	$7,580.0	$1,653.2	$(8,028.4)	$7,575.6

Liabilities & Equity
Accounts payable	$41.6	$305.7	$93.6	$(21.6)	$419.3
Accrued compensation and retirement costs	13.5	74.3	10.8	—	98.6
Income taxes payable	—	33.5	6.1	(39.6)	—
Other current liabilities	52.2	133.9	36.5	(78.3)	144.3
Current maturities of long-term debt and short-term borrowings	100.3	—	14.3	—	114.6
Total current liabilities	207.6	547.4	161.3	(139.5)	776.8
Long-term debt	2,165.6	5.7	48.6	—	2,219.9
Intercompany borrowings	—	2,269.4	81.3	(2,350.7)	—
Other long-term liabilities	284.1	526.1	45.9	—	856.1
Total Reliance shareholders’ equity	3,713.5	4,225.3	1,312.9	(5,538.2)	3,713.5
Noncontrolling interests	—	6.1	3.2	—	9.3
Total equity	3,713.5	4,231.4	1,316.1	(5,538.2)	3,722.8
Total liabilities and equity	$6,370.8	$7,580.0	$1,653.2	$(8,028.4)	$7,575.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Condensed Unaudited Consolidating Balance Sheet
As of December 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$28.1	$13.1	$56.4	$—	$97.6
Accounts receivable, less allowance for doubtful accounts	67.4	658.3	82.0	—	807.7
Inventories	50.3	1,068.4	153.6	—	1,272.3
Intercompany receivables	0.2	16.7	2.4	(19.3)	—
Income taxes receivable	28.2	—	0.2	—	28.4
Other current assets	113.3	26.5	6.8	(75.2)	71.4
Total current assets	287.5	1,783.0	301.4	(94.5)	2,277.4

Investments in subsidiaries	3,722.7	257.8	—	(3,980.5)	—
Property, plant and equipment, net	100.8	1,044.1	95.8	—	1,240.7
Goodwill	23.7	1,183.9	107.0	—	1,314.6
Intangible assets, net	11.0	794.6	130.9	—	936.5
Intercompany receivables	969.7	26.2	3.7	(999.6)	—
Other assets	18.3	68.1	2.1	—	88.5
Total assets	$5,133.7	$5,157.7	$640.9	$(5,074.6)	$5,857.7

Liabilities & Equity
Accounts payable	$25.7	$195.2	$54.0	$(19.3)	$255.6
Accrued compensation and retirement costs	22.8	84.0	6.0	—	112.8
Other current liabilities	48.5	146.8	6.1	(75.2)	126.2
Current maturities of long-term debt and short-term borrowings	75.3	—	8.3	—	83.6
Total current liabilities	172.3	426.0	74.4	(94.5)	578.2
Long-term debt	1,123.8	—	—	—	1,123.8
Intercompany borrowings	—	864.3	135.3	(999.6)	—
Other long-term liabilities	279.2	284.0	25.1	—	588.3
Total Reliance shareholders’ equity	3,558.4	3,577.4	403.1	(3,980.5)	3,558.4
Noncontrolling interests	—	6.0	3.0	—	9.0
Total equity	3,558.4	3,583.4	406.1	(3,980.5)	3,567.4
Total liabilities and equity	$5,133.7	$5,157.7	$640.9	$(5,074.6)	$5,857.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$183.6	$2,139.2	$177.5	$(52.0)	$2,448.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	129.3	1,617.6	131.8	(52.0)	1,826.7
Warehouse, delivery, selling, general and administrative	58.6	349.8	31.4	(13.8)	426.0
Depreciation and amortization	5.1	40.9	4.1	—	50.1
	193.0	2,008.3	167.3	(65.8)	2,302.8

Operating (loss) income	(9.4)	130.9	10.2	13.8	145.5

Other income (expense):
Interest	(21.2)	(4.9)	(0.8)	4.8	(22.1)
Other income (expense), net	18.5	(0.2)	(0.3)	(18.6)	(0.6)
(Loss) income before equity in earnings of subsidiaries and income taxes	(12.1)	125.8	9.1	—	122.8
Equity in earnings of subsidiaries	82.1	3.2	—	(85.3)	—
Income before income taxes	70.0	129.0	9.1	(85.3)	122.8
Income tax (benefit) provision	(11.0)	49.5	2.4	—	40.9
Net income	81.0	79.5	6.7	(85.3)	81.9
Less: Net income attributable to noncontrolling interests	—	0.8	0.1	—	0.9
Net income attributable to Reliance	$81.0	$78.7	$6.6	$(85.3)	$81.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$363.0	$3,877.9	$341.2	$(108.5)	$4,473.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	267.4	2,909.0	255.3	(108.5)	3,323.2
Warehouse, delivery, selling, general and administrative	109.5	649.4	54.7	(29.9)	783.7
Depreciation and amortization	9.1	74.5	7.6	—	91.2
	386.0	3,632.9	317.6	(138.4)	4,198.1

Operating (loss) income	(23.0)	245.0	23.6	29.9	275.5

Other income (expense):
Interest	(34.3)	(7.4)	(1.3)	7.8	(35.2)
Other income (expense), net	36.8	3.7	(0.5)	(37.7)	2.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(20.5)	241.3	21.8	—	242.6
Equity in earnings of subsidiaries	164.7	8.0	—	(172.7)	—
Income before income taxes	144.2	249.3	21.8	(172.7)	242.6
Income tax (benefit) provision	(20.5)	91.7	5.0	—	76.2
Net income	164.7	157.6	16.8	(172.7)	166.4
Less: Net income attributable to noncontrolling interests	—	1.6	0.1	—	1.7
Net income attributable to Reliance	$164.7	$156.0	$16.7	$(172.7)	$164.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash provided by operating activities	$94.8	$186.4	$2.7	$—	$283.9

Investing activities:
Purchases of property, plant and equipment	(6.2)	(62.6)	(5.5)	—	(74.3)
Acquisitions, net of cash acquired	(794.7)	—	—	—	(794.7)
Net advances to subsidiaries	(326.9)	—	—	326.9	—
Other investing activities, net	0.1	8.3	0.1	—	8.5
Cash used in investing activities	(1,127.7)	(54.3)	(5.4)	326.9	(860.5)

Financing activities:
Net short-term debt (repayments) borrowings	—	(473.8)	4.5	—	(469.3)
Proceeds from long-term debt borrowings	2,257.9	—	—	—	2,257.9
Principal (payments) borrowings on long-term debt	(1,191.2)	(0.5)	0.1	—	(1,191.6)
Dividends paid	(46.0)	—	—	—	(46.0)
Net intercompany borrowings	—	322.7	4.2	(326.9)	—
Other financing activities, net	31.8	(1.4)	—	—	30.4
Cash provided by (used in) financing activities	1,052.5	(153.0)	8.8	(326.9)	581.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.6)	—	(1.6)
Increase (decrease) in cash and cash equivalents	19.6	(20.9)	4.5	—	3.2
Cash and cash equivalents at beginning of year	28.1	13.1	56.4	—	97.6
Cash and cash equivalents at end of period	$47.7	$(7.8)	$60.9	$—	$100.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash provided by (used in) operating activities	$111.0	$(99.5)	$9.7	$—	$21.2

Investing activities:
Purchases of property, plant and equipment	(7.6)	(72.0)	(7.2)	—	(86.8)
Acquisitions, net of cash acquired	(65.9)	(16.4)	—	—	(82.3)
Net advances to subsidiaries	(209.4)	—	—	209.4	—
Other investing activities, net	0.1	1.7	—	—	1.8
Cash used in investing activities	(282.8)	(86.7)	(7.2)	209.4	(167.3)

Financing activities:
Net short-term debt (repayments) borrowings	—	(29.5)	0.1	—	(29.4)
Proceeds from long-term debt borrowings	458.0	—	—	—	458.0
Principal payments on long-term debt	(258.0)	(1.5)	—	—	(259.5)
Dividends paid	(22.5)	—	—	—	(22.5)
Net intercompany borrowings (repayments)	—	221.6	(12.2)	(209.4)	—
Other financing activities, net	9.9	(1.4)	—	—	8.5
Cash provided by (used in) financing activities	187.4	189.2	(12.1)	(209.4)	155.1
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	15.6	3.0	(9.6)	—	9.0
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6
Cash and cash equivalents at end of period	$30.7	$13.8	$49.1	$—	$93.6

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”).  As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

2013 Acquisitions

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $75.6 million included the assumption of $43.8 million of net indebtedness. The cash portion of the purchase price was funded with borrowings on our revolving credit facility.

On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. (“Metals USA”) for $20.65 per share in cash, pursuant to which Metals USA has become a wholly owned subsidiary. Metals USA is one of the largest metal service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others.  This acquisition adds a total of 48 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through June 30, 2013 were $396.5 million.

The purchase price for Metals USA was $766.8 million paid in cash at closing for the outstanding shares of Metals USA and the assumption of $486.1 million of debt, representing a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA indebtedness with a combination of proceeds from our amended and restated revolving credit facility, a new $500.0 million term loan, and proceeds from our recent $500.0 million senior notes offering.  See “Note 7 – Debt” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We incurred approximately $11.4 million in transaction related costs which are included in warehouse, delivery, selling, general and administrative expenses.

2012 Acquisitions

Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH operates as a wholly owned subsidiary of Feralloy and had net sales of $30.6 million for the six months ended June 30, 2013.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $22.3 million for the six months ended June 30, 2013.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. (“Airport Metals”).  Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $1.6 million for the six months ended June 30, 2013.

Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. (“PSI”), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The Vonore location had net sales of $1.4 million for the six months ended June 30, 2013.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $41.6 million for the six months ended June 30, 2013.

Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey had net sales of $10.0 million for the six months ended June 30, 2013.

Three Months and Six Months Ended June 30, 2013 Compared to Three Months and Six Months Ended June 30, 2012

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2013 and 2012 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,448.3	100.0%	$2,209.7	100.0%	$4,473.6	100.0%	$4,498.0	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,826.7	74.6	1,640.3	74.2	3,323.2	74.3	3,350.8	74.5

Gross profit (1)	621.6	25.4	569.4	25.8	1,150.4	25.7	1,147.2	25.5

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	426.0	17.4	346.7	15.7	783.7	17.5	704.4	15.7

Depreciation expense	35.0	1.4	25.8	1.2	64.8	1.4	51.1	1.1

Amortization expense	15.1	0.6	10.7	0.5	26.4	0.6	20.9	0.5

Operating income	$145.5	5.9%	$186.2	8.4%	$275.5	6.2%	$370.8	8.2%

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

Net Sales

	June 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in millions)
Net sales (three months ended)	$2,448.3	$2,209.7	$238.6	10.8%
Net sales (six months ended)	$4,473.6	$4,498.0	$(24.4)	(0.5%)
Net sales, same-store (three months ended)	$1,996.0	$2,179.3	$(183.3)	(8.4%)
Net sales, same-store (six months ended)	$3,969.7	$4,463.8	$(494.1)	(11.1%)

	June 30,		Tons	Percentage
	2013	2012	Change	Change
	(in thousands)
Tons sold (three months ended)	1,423.5	1,146.2	277.3	24.2%
Tons sold (six months ended)	2,529.4	2,319.9	209.5	9.0%
Tons sold, same-store (three months ended)	1,132.9	1,143.1	(10.2)	(0.9%)
Tons sold, same-store (six months ended)	2,225.1	2,316.0	(90.9)	(3.9%)

	June 30,		Price	Percentage
	2013	2012	Change	Change
Average selling price per ton sold (three months ended)	$1,718	$1,929	$(211)	(10.9%)
Average selling price per ton sold (six months ended)	$1,768	$1,945	$(177)	(9.1%)
Average selling price per ton sold, same-store (three months ended)	$1,760	$1,908	$(148)	(7.8%)
Average selling price per ton sold, same-store (six months ended)	$1,783	$1,934	$(151)	(7.8%)

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2013 and 2012 acquisitions.

In general, business activity in most all of our end markets declined slightly in the 2013 three and six-month periods when compared to the same periods in 2012, which put pressure on pricing and negatively impacted volumes during the periods, as well as one less shipping day. However, our exposure to the auto market, primarily through our toll processing operations, grew in the 2013 periods compared to 2012. Aerospace and energy (oil and gas) were both down, but continued to perform well relative to other end markets. Manufactured goods and heavy equipment decreased during the periods primarily due to decreased demand coming from the mining sector; however demand from agriculture equipment manufacturers increased. Non-residential construction continued to improve slowly and demand in this end market remains well below peak levels.

Our three-month and six-month periods ended June 30, 2013 average selling prices declined from the same periods in 2012 primarily due to lower mill pricing for most of our products. Our major commodity same-store selling prices changed during the three-month period ended June 30, 2013 from the same period in 2012 as follows: carbon steel down 9.3%; aluminum down 3.8%; stainless steel down 9.9%; and alloy down 7.8%. For the 2013 six-month period, our same-store average selling prices changed from the same period in 2012 as follows: carbon steel down 9.5%; aluminum down 3.8%; stainless steel down 11.3%; and alloy down 8.6%. As carbon steel sales represent approximately 50% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average price per ton sold.  Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase.

The mix of products sold can also have an impact on our average selling prices. Our 2013 acquisition of Metals USA decreased our average selling prices due to their mix of products, which are primarily carbon steel products that generally have lower prices than the Company average.

Cost of Sales

	June 30,
	2013		2012
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,826.7	74.6%	$1,640.3	74.2%	$186.4	11.4%
Cost of sales (six months ended)	$3,323.2	74.3%	$3,350.8	74.5%	$(27.6)	(0.8%)

The increase in cost of sales in the three-month period ended June 30, 2013 and the slight decrease in the six-month period compared to the same 2012 periods are mainly due to increases in our tons sold resulting from our 2013 and 2012 acquisitions offset by lower mill pricing for most of our products. See “Net Sales” above for trends in both demand and costs of our products.

Our inventory LIFO valuation reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $5.0 million in the three-month period ended June 30, 2013 compared to a credit, or income, of $7.5 million in the same period in 2012. Our LIFO reserve adjustment resulted in a credit, or income, of $10.0 million in the six-month period ended June 30, 2013 compared to no charge or credit in the same period in 2012. Lower metal costs in 2013 as compared to December 31, 2012 levels resulted in LIFO income.

Gross Profit

	June 30,
	2013		2012
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$621.6	25.4%	$569.4	25.8%	$ 52.2	9.2%
Gross profit (six months ended)	$1,150.4	25.7%	$1,147.2	25.5%	$ 3.2	0.3%

The increase in our gross profit in the three-month period ended June 30, 2013 is primarily due to higher sales from our acquisition of Metals USA on April 12, 2013. See “Net Sales” and “Cost of Sales” for discussion on product pricing trends and our inventory LIFO valuation reserve adjustments, respectively.

Expenses

	June 30,
	2013		2012
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$426.0	17.4%	$346.7	15.7%	$79.3	22.9%
S,G&A expense (six months ended)	$783.7	17.5%	$704.4	15.7%	$79.3	11.3%
S,G&A expense, same-store (three months ended)	$341.0	17.1%	$339.5	15.6%	$1.5	0.4%
S,G&A expense, same-store (six months ended)	$683.9	17.2%	$695.7	15.6%	$(11.8)	(1.7%)
Depreciation & amortization expenses (three months ended)	$50.1	2.0%	$36.5	1.7%	$13.6	37.3%
Depreciation & amortization expenses (six months ended)	$91.2	2.0%	$72.0	1.6%	$19.2	26.7%

Same-store amounts exclude the results of our 2013 and 2012 acquisitions.

Our three and six-month periods ended June 30, 2013 expenses increased due to the additional expenses of our 2013 and 2012 acquisitions.  The additional expenses provided by our 2013 and 2012 acquisitions were offset by lower variable costs, including profit-based compensation, as a result of lower levels of demand and profitability.  Our three and six-month periods ended June 30, 2013 S,G&A expense as a percentage of net sales increased as compared to the same period in 2012 primarily due to lower average selling prices in the 2013 three and six-month periods compared to the same periods in 2012.

Our 2013 SG&A expenses include non-recurring charges of $9.5 million in the 2013 second quarter and $12.6 million in the six-month period related to the MUSA acquisition as well as the consolidation of an existing facility into another Reliance facility.

The increase in depreciation and amortization expense was mainly due to our 2013 and 2012 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	June 30,
	2013		2012
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$ 145.5	5.9%	$ 186.2	8.4%	$ (40.7)	(21.9%)
Operating income (six months ended)	$ 275.5	6.2%	$ 370.8	8.2%	$ (95.3)	(25.7%)

During the three and six-month periods ended June 30, 2013, we generated lower operating income due to higher S,G&A expenses partially offset by the higher gross profit dollars contributed by our 2013 and 2012 acquisitions. The lower operating income margins were primarily due to higher S,G&A expenses as a percentage of net sales due to declines in metal pricing.

Other Income (Expense)

	June 30,
	2013		2012
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest (three months ended)	$(22.1)	(0.9%)	$(15.0)	(0.7%)	$(7.1)	47.3%
Interest (six months ended)	$(35.2)	(0.8%)	$(29.5)	(0.7%)	$(5.7)	19.3%
Other expense, net (three months ended)	$(0.6)	0.0%	$(3.5)	(0.2%)	$2.9	(82.9%)
Other income, net (six months ended)	$2.3	0.1%	$3.0	0.1%	$(0.7)	(23.3%)

The three and six-month periods ended June 30, 2013 interest expense increased due to the increased borrowings on our revolving credit facility, the new $500.0 million term loan, and proceeds from our $500.0 million senior notes offering to fund our 2013 acquisitions.

The change in other expense, net in the three-month period ended June 30, 2013 compared to the same period in 2012 was primarily due to lower foreign currency losses, as our intercompany balances with our Canadian operations decreased significantly, and higher returns on life insurance policies. The change in other income, net in the six-month period ended June 30, 2013 was due to higher foreign currency losses from the strengthening of the U.S dollar during the three-month period ended March 31, 2013.

Income Tax Rate

Our effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 33.3% and 34.3%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 31.4% and 33.7%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and related mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates. Our 2013 six-month period effective income tax rate was favorably impacted by the settlement of certain tax matters.

Net Income Attributable to Reliance

	June 30,
	2013		2012
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$81.0	3.3%	$108.8	4.9%	$(27.8)	(25.6%)
Net income attributable to Reliance (six months ended)	$164.7	3.7%	$225.0	5.0%	$(60.3)	(26.8%)

Our net income in the three and six-month periods ended June 30, 2013 declined primarily due to higher S,G&A expenses offset by contributions from our 2013 and 2012 acquisitions. The declines in our net income as a percentage of net sales in the 2013 periods when compared to the same periods in 2012 are due to declines in our selling prices.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $283.9 million in the six-month period ended June 30, 2013 compared to net cash provided by operating activities of $21.2 million in the same period in 2012. The increase of $262.7 million is primarily due to lower inventory levels in an effort to improve our inventory turnover rate. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2013, our days sales outstanding rate was approximately 41.7 days compared to 42.1 days at December 31, 2012.  Our inventory turn rate (based on dollars) during the six-month period ended June 30, 2013 was about 4.2 times (or 2.9 months on hand), compared to our 2012 annual rate of 4.0 times (or 3.0 months on hand).

Investing Activities

Net cash used in investing activities of $860.5 million in the six-month period ended June 30, 2013 was mainly comprised of our acquisitions and capital expenditures. We spent $794.7 million on acquisitions, net of cash acquired in the six-months ended June 30, 2013 compared to $82.3 million during the same period in 2012. Capital expenditures were $74.3 million for the six-month period ended June 30, 2013 compared to $86.8 million during the same period in 2012. The majority of our 2013 capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash provided by financing activities of $581.4 million in the six-month period ended June 30, 2013 was mainly comprised of net debt borrowings and dividend payments to our shareholders offset by proceeds received from the exercise of employee stock options. The net debt borrowings of $597.0 million in the six-month period ended June 30, 2013 were primarily used to fund our acquisitions in 2013. We paid dividends to our shareholders of $46.0 million during the six-month period ended June 30, 2013. Proceeds from exercises of stock options were $42.4 million, a significant increase from $9.7 million in the same period in 2012 driven by an increase in our stock price.

On July 23, 2013, our Board of Directors declared the 2013 third quarter cash dividend of $0.33 per share, an increase of 10% compared to the 2013 second quarter cash dividend. We have increased our dividend 20 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 54 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2013 was $2.33 billion, compared to $1.21 billion at December 31, 2012. At June 30, 2013, we had $600.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amends and restates our existing $1.5 billion unsecured revolving credit facility and provides for a $500.0 million term loan, expiring April 4, 2018. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions.

We also have various other separate revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $20.3 million and with combined outstanding balances of $12.7 million and $8.3 million as of June 30, 2013 and December 31, 2012, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $12.3 million as of June 30, 2013 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main which have outstanding balances of $43.6 million as of June 30, 2013. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.4% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

Capital Resources

On November 20, 2006 we entered into an indenture (the “2006 Indenture”), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by our named 100%-owned domestic subsidiaries that guarantee our revolving credit facility. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

At June 30, 2013, we also had $75.0 million of outstanding senior unsecured notes issued in a private placement of debt.  On July 2, 2013, the outstanding notes matured and we paid off the notes with borrowings on our credit facility.

The $500.0 million term loan due April 4, 2018 will amortize in quarterly installments, with an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

Our net debt-to-total capital ratio was 37.6% at June 30, 2013, to our 2012 year-end rate of 23.8% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).  The increase is mainly due to indebtedness incurred in connection with our acquisition of Metals USA.

As of June 30, 2013, we had $977.9 million of debt obligations coming due before our $1.5 billion amended and restated revolving credit facility expires on April 4, 2018. We expect that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs, and to maintain and potentially increase our dividends. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with cash flow from operations and borrowings under our revolving credit facility.

Covenants

Our amended and restated revolving credit facility and the note purchase agreements related to our privately placed senior notes collectively require that we maintain a minimum net worth and interest coverage ratio, and a maximum leverage ratio and include change of control provisions, among other things. The interest coverage ratio for the twelve month period ended June 30, 2013 was approximately 8.9 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at June 30, 2013, calculated in accordance with the terms of the Credit Agreement, was 39.2% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt). The minimum net worth requirement at June 30, 2013 was $1.19 billion compared to the Reliance shareholders’ equity balance of $3.71 billion at June 30, 2013.

Additionally, our named 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the revolving credit facility, the Indentures and the private placement notes. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 88% of total consolidated tangible assets as of June 30, 2013.

We were in compliance with all debt covenants at June 30, 2013.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2013 and December 31, 2012, we were contingently liable under standby letters of credit in the aggregate amounts of $57.0 million and $31.6 million, respectively.  The letters of credit related to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

As of June 30, 2013, Metals USA had $38.3 million of future minimum payments under non-cancelable leases. In addition, with our acquisition of Travel Main, our operating lease obligations decreased by approximately $56.2 million. We had no other material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.66 billion at June 30, 2013, or approximately 21.9% of total assets, or 44.7% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $1.31 billion at June 30, 2013, or approximately 17.3% of total assets, or 35.4% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2012. We determined that the recorded amounts for goodwill were recoverable and that no impairment existed. Our 2013 annual impairment tests of goodwill will be performed as of November 1, 2013 or sooner, as deemed necessary. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Critical Accounting Policies and Estimates

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we discuss our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements. We do not believe that any of the new accounting guidance implemented during 2013 changed our critical accounting policies.

New Accounting Guidance

See “Note 2 – Impact of Recently Issued Accounting Guidance” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. During the six months ended June 30, 2013, we decreased our exposure to foreign currency rates as certain intercompany balances with our Canadian operations decreased significantly. There have been no other significant changes in our market risk exposures since December 31, 2012 other than the additional debt that we incurred in connection with the acquisition of Metals USA on April 12, 2013. See “Liquidity and Capital Resources.” Also, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4. Controls And Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: August 2, 2013	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
Karla R. Lewis
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1	Indenture, dated as of April 12, 2013, among Reliance Steel & Aluminum Co., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (1)

4.2

First Supplemental Indenture, dated as of April 12, 2013, among Reliance Steel & Aluminum Co., the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (including form of Note).(1)

10.1

Form of Third Amended and Restated Credit Agreement dated as of April 4, 2013 by and among Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the lenders identified therein.(2)

10.2	Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)             Incorporated by reference from Exhibits 4.1 and 4.2, respectively, to Registrant’s Current Report on Form 8-K, filed on April 12, 2013.

(2)             Incorporated by reference from Exhibits 4.1 to Registrant’s Current Report on Form 8-K, filed on April 5, 2013.

(3)             Incorporated by reference from Exhibits 4.1 to Registrant’s Current Report on Form 8-K, filed on May 17, 2013.