Form 10-Q
period 2013-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2013-11-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐  No  ☑

As of October 27, 2013, 77,343,610 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	September 30, 2013	December 31, 2012*
Current assets:
Cash and cash equivalents	$104.9	$97.6
Accounts receivable, less allowance for doubtful accounts of $22.2 at September 30, 2013 and $20.5 at December 31, 2012	1,073.5	807.7
Inventories	1,582.9	1,272.3
Prepaid expenses and other current assets	50.0	40.9
Income taxes receivable	22.0	28.4
Deferred income taxes	35.8	30.5
Total current assets	2,869.1	2,277.4
Property, plant and equipment:
Land	186.1	155.6
Buildings	911.4	725.1
Machinery and equipment	1,330.2	1,124.7
Accumulated depreciation	(842.5)	(764.7)
	1,585.2	1,240.7

Goodwill	1,710.0	1,314.6
Intangible assets, net	1,241.3	936.5
Cash surrender value of life insurance policies, net	36.7	45.2
Investments in unconsolidated entities	16.4	15.5
Other assets	33.6	27.8
Total assets	$7,492.3	$5,857.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$406.6	$255.6
Accrued expenses	110.4	87.4
Accrued compensation and retirement costs	112.8	112.8
Accrued insurance costs	44.6	38.8
Current maturities of long-term debt and short-term borrowings	39.3	83.6
Total current liabilities	713.7	578.2
Long-term debt	2,112.9	1,123.8
Long-term retirement costs	102.0	94.9
Other long-term liabilities	34.8	27.1
Deferred income taxes	697.9	466.3
Commitments and contingencies
Equity:
Preferred stock, no par value: Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value: Authorized shares — 200,000,000 Issued and outstanding shares – 77,326,460 at September 30, 2013 and 76,042,546 at December 31, 2012, stated capital	805.0	722.2
Retained earnings	3,026.4	2,837.7
Accumulated other comprehensive loss	(10.2)	(1.5)
Total Reliance shareholders’ equity	3,821.2	3,558.4
Noncontrolling interests	9.8	9.0
Total equity	3,831.0	3,567.4
Total liabilities and equity	$7,492.3	$5,857.7

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net sales	$2,443.5	$2,055.3	$6,917.1	$6,553.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,800.5	1,520.0	5,123.7	4,870.8
Warehouse, delivery, selling, general and administrative	430.0	345.4	1,213.7	1,049.8
Depreciation and amortization	49.9	37.3	141.1	109.3
	2,280.4	1,902.7	6,478.5	6,029.9

Operating income	163.1	152.6	438.6	523.4

Other income (expense):
Interest	(21.6)	(14.7)	(56.8)	(44.2)
Other income, net	1.2	5.9	3.5	8.9
Income before income taxes	142.7	143.8	385.3	488.1
Income tax provision	46.7	44.4	122.9	160.6
Net income	96.0	99.4	262.4	327.5
Less: Net income attributable to noncontrolling interests	0.9	1.3	2.6	4.4
Net income attributable to Reliance	$95.1	$98.1	$259.8	$323.1

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.22	$1.30	$3.35	$4.28

Basic earnings per common share attributable to Reliance shareholders	$1.23	$1.30	$3.39	$4.30

Cash dividends per share	$0.33	$0.25	$0.93	$0.55

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$96.0	$99.4	$262.4	$327.5

Other comprehensive income (loss):
Foreign currency translation gain (loss)	11.0	13.9	(8.9)	12.3
Unrealized gain on investments, net of tax	—	0.2	0.2	0.2
Total other comprehensive income (loss)	11.0	14.1	(8.7)	12.5
Comprehensive income	107.0	113.5	253.7	340.0
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.3	2.6	4.4
Comprehensive income attributable to Reliance	$106.1	$112.2	$251.1	$335.6

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$262.4	$327.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141.1	109.3
Deferred income tax provision (benefit)	1.2	(2.8)
Loss (gain) on sales of property, plant and equipment	0.8	(3.1)
Equity in earnings of unconsolidated entities	(1.6)	(1.6)
Dividends received from unconsolidated entities	0.6	1.0
Share-based compensation expense	21.3	17.2
Other	(0.4)	2.1
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(66.8)	(60.6)
Inventories	62.3	(136.9)
Prepaid expenses and other assets	4.0	(16.3)
Accounts payable and other liabilities	88.1	33.0
Net cash provided by operating activities	513.0	268.8

Investing activities:
Purchases of property, plant and equipment	(118.7)	(137.4)
Acquisitions, net of cash acquired	(796.8)	(83.0)
Proceeds from sales of property, plant and equipment	9.4	6.7
Net proceeds from redemptions of life insurance policies	6.9	2.8
Other	0.8	(2.9)
Net cash used in investing activities	(898.4)	(213.8)

Financing activities:
Net short-term debt repayments	(470.0)	(28.1)
Proceeds from long-term debt borrowings	2,297.9	531.0
Principal payments on long-term debt	(1,414.0)	(497.9)
Debt issuance costs	(10.3)	—
Payments to noncontrolling interest holders	(1.8)	(2.1)
Dividends paid	(71.4)	(41.3)
Tax benefit from share-based compensation	0.9	—
Exercise of stock options	61.5	20.6
Net cash provided by financing activities	392.8	(17.8)
Effect of exchange rate changes on cash	(0.1)	(1.2)
Increase in cash and cash equivalents	7.3	36.0
Cash and cash equivalents at beginning of year	97.6	84.6
Cash and cash equivalents at end of period	$104.9	$120.6

Supplemental cash flow information:
Interest paid during the period	$38.4	$35.6
Income taxes paid during the period	$115.2	$218.6

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$529.9	$29.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

3.  Acquisitions

2013 Acquisitions

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness. The cash portion of the purchase price was funded with borrowings on our revolving credit facility.

On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. (“Metals USA”). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others.  This acquisition added a total of 46 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through September 30, 2013 were $828.8 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The purchase price for Metals USA of $766.8 million along with assumed debt of $486.1 million represents a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s debt with proceeds from our $500.0 million term loan, which we entered into in April 2013, and our April 2013 $500.0 million senior notes offering, with the balance drawn on our existing $1.5 billion credit facility (see Note 7).  In the nine-month period ended September 30, 2013, we incurred approximately $11.4 million in transaction related costs, which are included in warehouse, delivery, selling, general and administrative expenses.

As of September 30, 2013, the preliminary allocation of the total purchase price of Metals USA to the fair values of assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$3.2
Accounts receivable	206.0
Inventories	379.5
Property, plant and equipment	241.7
Goodwill	398.0
Intangible assets subject to amortization	136.7
Intangible assets not subject to amortization	204.0
Other current and long-term assets	8.8
Total assets acquired	1,577.9
Current and long-term debt	486.1
Deferred taxes	212.2
Other current and long-term liabilities	112.8
Total liabilities assumed	811.1
Net assets acquired	$766.8

2012 Acquisitions

Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH operates as a wholly owned subsidiary of Feralloy and had net sales of $45.7 million for the nine months ended September 30, 2013.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $32.8 million for the nine months ended September 30, 2013.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. (“Airport Metals”).  Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $2.3 million for the nine months ended September 30, 2013.

Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. (“PSI”), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The Vonore location had net sales of $2.1 million for the nine months ended September 30, 2013.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $61.1 million for the nine months ended September 30, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey had net sales of $14.5 million for the nine months ended September 30, 2013.

The combined transaction value of our 2012 acquisitions was $226.5 million, which included the assumption and/or repayment of $59.4 million of debt. We funded these acquisitions with borrowings on our revolving credit facility.

Purchase price allocation

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of September 30, 2013, as applicable.  The purchase price allocations for the 2013 acquisitions are preliminary and are pending the completion of certain purchase price adjustments based on tangible and intangible asset valuations and various pre-acquisition period tax returns.

Pro forma financial information

The following pro forma summary financial results present the consolidated results of operations as if the acquisition of Metals USA had occurred as of January 1, 2012, after the effect of certain adjustments, including interest expense on the acquisition debt, non-recurring acquisition related costs, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect Metals USA’s historical method for inventory valuation, which was the first-in, first-out (FIFO) method for the majority of its inventories.  Metals USA adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition. The pro forma summary financial results for the nine months ended September 30, 2013 excluded approximately $48.7 million of acquisition and related costs.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Metals USA acquisition been made as of January 1, 2012, or of any potential results which may occur in the future.

Three Months Ended September 30, 2012
(in millions, except per share amounts)
Pro forma:
Net sales	$2,539.0
Net income attributable to Reliance .	$108.3
Diluted earnings per common share attributable to Reliance shareholders	$1.43
Basic earnings per common share attributable to Reliance shareholders	$1.44

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in millions, except per share amounts)	(in millions, except per share amounts)
Pro forma:
Net sales	$7,447.1	$8,099.4
Net income attributable to Reliance	$267.1	$364.3
Diluted earnings per common share attributable to Reliance shareholders	$3.45	$4.82
Basic earnings per common share attributable to Reliance shareholders	$3.48	$4.85

4.  Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 is as follows:

(in millions)
Balance as of December 31, 2012	$1,314.6
Acquisition	398.0
Effect of foreign currency translation	(2.6)
Balance as of September 30, 2013	$1,710.0

We had no accumulated impairment losses related to goodwill as of September 30, 2013.

5.  Intangible Assets, net

The following table summarizes our intangible assets, net:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$7.9	$(7.2)	$8.0	$(7.1)
Loan fees	41.5	(23.3)	31.2	(20.2)
Customer lists/relationships	654.5	(188.3)	524.0	(153.3)
Software – internal use	8.1	(6.1)	8.1	(5.5)
Other	7.4	(2.2)	6.4	(2.5)
	719.4	(227.1)	577.7	(188.6)
Intangible assets not subject to amortization:
Trade names	749.0	—	547.4	—
	$1,468.4	$(227.1)	$1,125.1	$(188.6)

Intangible assets recorded in connection with our acquisition of Metals USA were $340.7 million as of September 30, 2013 (see Note 3). A total of $204.0 million was allocated to the trade names acquired, $1.0 million of which is subject to amortization. We also recorded $10.3 million of intangible assets in connection with the amendment of our syndicated credit agreement and the new indenture (see Note 7). We recognized amortization expense for intangible assets of $40.5 million and $31.6 million for the nine months ended September 30, 2013 and 2012, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The following is a summary of estimated aggregated amortization expense for the remaining three months of 2013 and each of the succeeding five years:

(in millions)
2013	$14.4
2014	55.8
2015	53.6
2016	51.9
2017	47.4
2018	41.3

6.  Income Taxes

Our effective income tax rates for the three-month periods ended September 30, 2013 and 2012 were 32.7% and 30.9%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2013 and 2012 were 31.9% and 32.9%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and related mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates. Our 2013 nine-month period effective income tax rate was favorably impacted by the settlement of certain tax matters.

7.  Debt

Debt consists of the following:

	September 30,	December 31,
	2013	2012
	(in millions)

Unsecured revolving credit facility due April 4, 2018	$500.0	$525.0
Senior unsecured term loan due from December 31, 2013 to April 4, 2018	487.5	—
Senior unsecured notes repaid on July 2, 2013	—	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	—
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	68.0	8.9
Total	2,155.5	1,208.9
Less: unamortized discount	(3.3)	(1.5)
Less: amounts due within one year and short-term borrowings	(39.3)	(83.6)
Total long-term debt	$2,112.9	$1,123.8

Unsecured Revolving Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amends and restates our existing $1.5 billion unsecured revolving credit facility and provides for a $500.0 million term loan, maturing on April 4, 2018. The term loan will amortize in quarterly installments, resulting in an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year with the balance to be paid at maturity. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request, subject to approval of the lenders and certain other conditions. Interest on borrowings from the amended and restated revolving credit facility during the three-month period ending September 30, 2013 was at variable rates based on LIBOR plus 1.50% or the bank prime rate plus 0.50% and included a commitment fee at an annual rate of 0.25% on the unused portion. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 1.68% and 1.46% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had $59.4 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $190.6 million of letters of credit.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Senior Unsecured Notes — Private Placements

We had $75.0 million of outstanding senior unsecured notes at a fixed rate of 5.35% issued in private placements of debt as of December 31, 2012.  On July 2, 2013, the outstanding notes matured and we paid off the notes with borrowings under our credit facility.

Senior Unsecured Notes — Publicly Traded

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

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $21.4 million are in place for operations in Asia and Europe with combined outstanding balances of $12.4 million and $8.3 million as of September 30, 2013 and December 31, 2012, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $12.0 million as of September 30, 2013 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $43.3 million as of September 30, 2013. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

Covenants

The Credit Agreement requires us to maintain an interest coverage ratio and a maximum leverage ratio, among other things.

Additionally, our named 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the Credit Agreement and the Indentures. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets.

We were in compliance with all debt covenants as of September 30, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

8.  Equity

Common Stock

During the nine months ended September 30, 2013, we issued 1,283,914 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $61.5 million.

Dividends

On October 22, 2013, our Board of Directors declared the 2013 fourth quarter cash dividend of $0.33 per share. The dividend is payable on December 19, 2013 to shareholders of record as of November 21, 2013.

During the nine-months ended September 30, 2013 we declared and paid quarterly dividends of $0.93 per share, or $71.4 million in total, compared to quarterly dividends of $0.55 per share, or $41.3 million in total, in the same period in 2012.

Share-Based Compensation

On May 15, 2013, pursuant to the May 2011 Directors Equity Plan, which was approved by the shareholders, a total of 12,418 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors. The awards include dividend rights and vest immediately upon grant.  The recipients are restricted from trading the restricted stock for one year from date of grant.  The fair value of the restricted stock granted was $67.63 per share, the closing price of our common stock on the grant date.

On February 26, 2013, we granted a total of 324,780 restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  Each 2013 RSU granted has a service condition and cliff vests at December 31, 2015, if the recipient is an employee on that date. In addition to the service criteria, 134,725 of the RSUs granted in 2013 also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the 2013 RSUs granted was $65.73 per share, the closing price of our common stock on the grant date.

Share Repurchase Program

As of September 30, 2013, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2013 or 2012. Repurchased shares are redeemed and treated as authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Gain	Unrealized Loss on Investments, Net of Tax	Minimum Pension Liability, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)

Balance as of December 31, 2012	$21.0	$(0.2)	$(22.3)	$(1.5)
Current-period change	(8.9)	0.2	—	(8.7)
Balance as of September 30, 2013	$12.1	$—	$(22.3)	$(10.2)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized loss on investments and minimum pension liability are net of taxes of $0.1 million and $13.4 million, respectively, as of September 30, 2013 and December 31, 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$95.1	$98.1	$259.8	$323.1

Denominator:
Denominator for basic earnings per share:
Weighted average shares	77,049,998	75,242,031	76,683,659	75,084,481

Effect of dilutive securities:
Stock options and restricted shares	807,508	468,009	788,207	465,422

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	77,857,506	75,710,040	77,471,866	75,549,903

Net income per share attributable to Reliance shareholders – diluted	$1.22	$1.30	$3.35	$4.28

Net income per share attributable to Reliance shareholders – basic	$1.23	$1.30	$3.39	$4.30

The computations of earnings per share for the three-months ended September 30, 2013 and 2012 do not include 134,775 and 2,035,575 shares reserved for issuance upon exercise of outstanding stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the nine months ended September 30, 2013 and 2012 do not include 254,199 and 2,324,507 shares reserved for issuance upon exercise of outstanding stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

11. Subsequent Event

Effective November 1, 2013, through our wholly owned subsidiary American Metals Corporation (“American Metals”), we acquired Haskins Steel Co., Inc. (“Haskins”), located in Spokane, Washington. Founded in 1955, Haskins processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Haskins will enhance American Metals’ penetration into this geographic area where American Metals did not previously have a physical presence. Unaudited net sales for Haskins were approximately $31.5 million in the twelve months ended December 31, 2012. The purchase price was funded with borrowings on our revolving credit facility.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Condensed Unaudited Consolidating Balance Sheet
As of September 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$39.5	$(3.8)	$69.2	$—	$104.9
Accounts receivable, less allowance for doubtful accounts	73.4	901.6	98.5	—	1,073.5
Inventories	59.0	1,382.5	141.4	—	1,582.9
Intercompany receivables	0.4	18.2	440.7	(459.3)	—
Income taxes receivable	72.3	—	—	(50.3)	22.0
Other current assets	109.5	44.9	11.5	(80.1)	85.8
Total current assets	354.1	2,343.4	761.3	(589.7)	2,869.1

Investments in subsidiaries	4,505.3	1,130.3	—	(5,635.6)	—
Property, plant and equipment, net	100.6	1,273.7	210.9	—	1,585.2
Goodwill	23.8	1,571.3	114.9	—	1,710.0
Intangible assets, net	18.2	1,099.7	123.4	—	1,241.3
Intercompany receivables	1,290.0	12.2	401.5	(1,703.7)	—
Other assets	19.4	61.3	6.0	—	86.7
Total assets	$6,311.4	$7,491.9	$1,618.0	$(7,929.0)	$7,492.3

Liabilities & Equity
Accounts payable	$37.6	$776.7	$51.6	$(459.3)	$406.6
Accrued compensation and retirement costs	17.5	82.9	12.4	—	112.8
Income taxes payable	—	37.3	13.0	(50.3)	—
Other current liabilities	65.7	128.4	41.0	(80.1)	155.0
Current maturities of long-term debt and short-term borrowings	25.3	—	14.0	—	39.3
Total current liabilities	146.1	1,025.3	132.0	(589.7)	713.7
Long-term debt	2,059.1	5.7	48.1	—	2,112.9
Intercompany borrowings	—	1,633.5	70.2	(1,703.7)	—
Other long-term liabilities	285.0	508.6	41.1	—	834.7
Total Reliance shareholders’ equity	3,821.2	4,312.3	1,323.3	(5,635.6)	3,821.2
Noncontrolling interests	—	6.5	3.3	—	9.8
Total equity	3,821.2	4,318.8	1,326.6	(5,635.6)	3,831.0
Total liabilities and equity	$6,311.4	$7,491.9	$1,618.0	$(7,929.0)	$7,492.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$177.2	$2,124.8	$188.3	$(46.8)	$2,443.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	133.0	1,575.8	138.6	(46.9)	1,800.5
Warehouse, delivery, selling, general and administrative	50.2	360.2	33.3	(13.7)	430.0
Depreciation and amortization	4.2	41.4	4.3	—	49.9
	187.4	1,977.4	176.2	(60.6)	2,280.4

Operating (loss) income	(10.2)	147.4	12.1	13.8	163.1

Other income (expense):
Interest	(20.6)	(6.2)	(1.3)	6.5	(21.6)
Other income (expense), net	17.4	1.9	2.2	(20.3)	1.2
(Loss) income before equity in earnings of subsidiaries and income taxes	(13.4)	143.1	13.0	—	142.7
Equity in earnings of subsidiaries	96.8	3.2	—	(100.0)	—
Income before income taxes	83.4	146.3	13.0	(100.0)	142.7
Income tax (benefit) provision	(11.7)	55.8	2.6	—	46.7
Net income	95.1	90.5	10.4	(100.0)	96.0
Less: Net income attributable to noncontrolling interests	—	0.8	0.1	—	0.9
Net income attributable to Reliance	$95.1	$89.7	$10.3	$(100.0)	$95.1
Comprehensive income attributable to Reliance	$93.6	$89.7	$22.8	$(100.0)	$106.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Condensed Unaudited Consolidating Statement of Income
For the three months ended September 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$175.4	$1,781.8	$150.2	$(52.1)	$2,055.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	136.5	1,327.0	108.6	(52.1)	1,520.0
Warehouse, delivery, selling, general and administrative	21.7	315.4	23.4	(15.1)	345.4
Depreciation and amortization	3.6	30.7	3.0	—	37.3
	161.8	1,673.1	135.0	(67.2)	1,902.7

Operating income	13.6	108.7	15.2	15.1	152.6

Other income (expense):
Interest	(14.5)	(3.1)	(0.6)	3.5	(14.7)
Other income (expense), net	24.0	0.7	(0.2)	(18.6)	5.9
Income before equity in earnings of subsidiaries and income taxes	23.1	106.3	14.4	—	143.8
Equity in earnings of subsidiaries	67.9	6.7	—	(74.6)	—
Income before income taxes	91.0	113.0	14.4	(74.6)	143.8
Income tax (benefit) provision	(7.1)	48.8	2.7	—	44.4
Net income	98.1	64.2	11.7	(74.6)	99.4
Less: Net income attributable to noncontrolling interests	—	1.3	—	—	1.3
Net income attributable to Reliance	$98.1	$62.9	$11.7	$(74.6)	$98.1
Comprehensive income attributable to Reliance	$98.1	$63.1	$25.6	$(74.6)	$112.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$540.2	$6,002.7	$529.5	$(155.3)	$6,917.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	400.4	4,484.8	393.9	(155.4)	5,123.7
Warehouse, delivery, selling, general and administrative	159.7	1,009.6	88.0	(43.6)	1,213.7
Depreciation and amortization	13.3	115.9	11.9	—	141.1
	573.4	5,610.3	493.8	(199.0)	6,478.5

Operating (loss) income	(33.2)	392.4	35.7	43.7	438.6

Other income (expense):
Interest	(54.9)	(13.6)	(2.6)	14.3	(56.8)
Other income (expense), net	54.2	5.6	1.7	(58.0)	3.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(33.9)	384.4	34.8	—	385.3
Equity in earnings of subsidiaries	261.5	11.2	—	(272.7)	—
Income before income taxes	227.6	395.6	34.8	(272.7)	385.3
Income tax (benefit) provision	(32.2)	147.5	7.6	—	122.9
Net income	259.8	248.1	27.2	(272.7)	262.4
Less: Net income attributable to noncontrolling interests	—	2.4	0.2	—	2.6
Net income attributable to Reliance	$259.8	$245.7	$27.0	$(272.7)	$259.8
Comprehensive income attributable to Reliance	$259.8	$245.9	$18.1	$(272.7)	$251.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Condensed Unaudited Consolidating Statement of Income
For the nine months ended September 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$557.8	$5,678.1	$496.1	$(178.7)	$6,553.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	423.1	4,271.9	354.5	(178.7)	4,870.8
Warehouse, delivery, selling, general and administrative	52.9	986.1	72.6	(61.8)	1,049.8
Depreciation and amortization	10.5	89.7	9.1	—	109.3
	486.5	5,347.7	436.2	(240.5)	6,029.9

Operating income	71.3	330.4	59.9	61.8	523.4

Other income (expense):
Interest	(43.7)	(11.7)	(1.8)	13.0	(44.2)
Other income, net	80.7	2.7	0.3	(74.8)	8.9
Income before equity in earnings of subsidiaries and income taxes	108.3	321.4	58.4	—	488.1
Equity in earnings of subsidiaries	196.0	24.5	—	(220.5)	—
Income before income taxes	304.3	345.9	58.4	(220.5)	488.1
Income tax (benefit) provision	(18.8)	168.4	11.0	—	160.6
Net income	323.1	177.5	47.4	(220.5)	327.5
Less: Net income attributable to noncontrolling interests	—	4.2	0.2	—	4.4
Net income attributable to Reliance	$323.1	$173.3	$47.2	$(220.5)	$323.1
Comprehensive income attributable to Reliance	$323.1	$173.5	$59.5	$(220.5)	$335.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash provided by operating activities	$108.6	$334.1	$70.3	$—	$513.0

Investing activities:
Purchases of property, plant and equipment	(10.4)	(99.1)	(9.2)	—	(118.7)
Acquisitions, net of cash acquired	(796.8)	—	—	—	(796.8)
Net advances to subsidiaries	(155.9)	—	—	155.9	—
Other investing activities, net	0.1	9.8	7.2	—	17.1
Cash used in investing activities	(963.0)	(89.3)	(2.0)	155.9	(898.4)

Financing activities:
Net short-term debt (repayments) borrowings	—	(473.8)	3.8	—	(470.0)
Proceeds from long-term debt borrowings	2,297.9	—	—	—	2,297.9
Principal (payments) borrowings on long-term debt	(1,412.8)	(0.5)	(0.7)	—	(1,414.0)
Dividends paid	(71.4)	—	—	—	(71.4)
Net intercompany borrowings	—	214.4	(58.5)	(155.9)	—
Other financing activities, net	52.1	(1.8)	—	—	50.3
Cash provided by (used in) financing activities	865.8	(261.7)	(55.4)	(155.9)	392.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	11.4	(16.9)	12.8	—	7.3
Cash and cash equivalents at beginning of year	28.1	13.1	56.4	—	97.6
Cash and cash equivalents at end of period	$39.5	$(3.8)	$69.2	$—	$104.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Condensed Unaudited Consolidating Cash Flow Statement
For the nine months ended September 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash provided by operating activities	$147.8	$83.8	$37.2	$—	$268.8

Investing activities:
Purchases of property, plant and equipment	(10.2)	(114.0)	(13.2)	—	(137.4)
Acquisitions, net of cash acquired	(66.6)	(16.4)	—	—	(83.0)
Net advances to subsidiaries	(63.7)	—	—	63.7	—
Other investing activities, net	4.1	2.4	0.1	—	6.6
Cash used in investing activities	(136.4)	(128.0)	(13.1)	63.7	(213.8)

Financing activities:
Net short-term debt (repayments) borrowings	—	(29.5)	1.4	—	(28.1)
Proceeds from long-term debt borrowings	531.0	—	—	—	531.0
Principal payments on long-term debt	(496.3)	(1.6)	—	—	(497.9)
Dividends paid	(41.3)	—	—	—	(41.3)
Net intercompany borrowings (repayments)	—	86.6	(22.9)	(63.7)	—
Other financing activities, net	20.6	(2.1)	—	—	18.5
Cash provided by (used in) financing activities	14.0	53.4	(21.5)	(63.7)	(17.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.2)	—	(1.2)
Increase (decrease) in cash and cash equivalents	25.4	9.2	1.4	—	36.0
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6
Cash and cash equivalents at end of period	$40.5	$20.0	$60.1	$—	$120.6

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

2013 Acquisitions

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness. The cash portion of the purchase price was funded with borrowings on our revolving credit facility.

On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. (“Metals USA”). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others.  This acquisition added a total of 46 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through September 30, 2013 were $828.8 million.

The purchase price for Metals USA was $766.8 million paid in cash at closing for the outstanding shares of Metals USA and the assumption of $486.1 million of debt, representing a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s indebtedness with a combination of proceeds from our amended and restated revolving credit facility, a $500.0 million term loan, which we entered into in April 2013, and proceeds from our April 2013 $500.0 million senior notes offering.  See “Note 7 — Debt” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We incurred approximately $11.4 million in transaction related costs which are included in warehouse, delivery, selling, general and administrative expenses.

2012 Acquisitions

Effective October 1, 2012, through our wholly owned subsidiary Feralloy Corporation (“Feralloy”), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) (“GH”), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base.  GH operates as a wholly owned subsidiary of Feralloy and had net sales of $45.7 million for the nine months ended September 30, 2013.

Effective October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC (“Sunbelt”), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $32.8 million for the nine months ended September 30, 2013.

On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. (“Airport Metals”).  Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $2.3 million for the nine months ended September 30, 2013.

Effective April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. (“PSI”), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a “toll” basis, processing the metal for a fee without taking ownership of the metal.  The Vonore location had net sales of $2.1 million for the nine months ended September 30, 2013.

Effective April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC (“NSA”), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $61.1 million for the nine months ended September 30, 2013.

Effective February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. (“McKey”), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S.  McKey had net sales of $14.5 million for the nine months ended September 30, 2013.

Three Months and Nine Months Ended September 30, 2013 Compared to Three Months and Nine Months Ended September 30, 2012

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2013 and 2012 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales	$2,443.5	100.0%	$2,055.3	100.0%	$6,917.1	100.0%	$6,553.3	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,800.5	73.7	1,520.0	74.0	5,123.7	74.1	4,870.8	74.3

Gross profit (1)	643.0	26.3	535.3	26.0	1,793.4	25.9	1,682.5	25.7

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	430.0	17.6	345.4	16.8	1,213.7	17.5	1,049.8	16.0

Depreciation expense	35.8	1.5	26.6	1.3	100.6	1.5	77.7	1.2

Amortization expense	14.1	0.6	10.7	0.5	40.5	0.6	31.6	0.5

Operating income	$163.1	6.7%	$152.6	7.4%	$438.6	6.3%	$523.4	8.0%

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

Net Sales

	September 30,		Dollar	Percentage
	2013	2012	Change	Change
	(in millions)
Net sales (three months ended)	$2,443.5	$2,055.3	$388.2	18.9%
Net sales (nine months ended)	$6,917.1	$6,553.3	$363.8	5.6%
Net sales, same-store (three months ended)	$1,960.3	$2,026.0	$(65.7)	(3.2%)
Net sales, same-store (nine months ended)	$5,929.9	$6,489.8	$(559.9)	(8.6%)

	September 30,		Tons	Percentage
	2013	2012	Change	Change
	(in thousands)
Tons sold (three months ended)	1,452.5	1,105.9	346.6	31.3%
Tons sold (nine months ended)	3,981.9	3,425.8	556.1	16.2%
Tons sold, same-store (three months ended)	1,137.2	1,102.9	34.3	3.1%
Tons sold, same-store (nine months ended)	3,362.3	3,418.9	(56.6)	(1.7%)

	September 30,		Price	Percentage
	2013	2012	Change	Change
Average selling price per ton sold (three months ended)	$1,679	$1,856	$(177)	(9.5%)
Average selling price per ton sold (nine months ended)	$1,736	$1,916	$(180)	(9.4%)
Average selling price per ton sold, same-store (three months ended)	$1,720	$1,835	$(115)	(6.3%)
Average selling price per ton sold, same-store (nine months ended)	$1,762	$1,902	$(140)	(7.4%)

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2013 and 2012 acquisitions.

Our consolidated sales and tons sold are up significantly in the 2013 periods as compared to 2012, mainly due to our acquisition of Metals USA in April of 2013. Metals USA contributed $432.3 and $828.8 million of sales, respectively, in the three-month and nine-month periods ended September 30, 2013. In general, business activity in almost all of our end markets has improved steadily throughout 2013 compared to lower levels in the second half of 2012. In 2012, demand started off at higher levels and progressively declined throughout the year. On a same-store basis, our tons sold in the third quarter of 2013 improved 0.4% from the second quarter of 2013, which is atypical, as tons sold usually decline in the third quarter as compared to the second quarter due to seasonal factors. For the nine-month period ended September 30, 2013, same-store tons sold were down 1.7% from the same period in 2012, consistent with the industry.

The most significant challenge in 2013 has been metals pricing. Our average selling price per ton sold has declined in each quarter of 2013 from the previous quarter mainly due to still below normal demand and lower mill pricing attributable to increased imports and domestic increases in capacity for many of the products we sell. For the 2013 nine-month period ended September 30, 2013, our average selling price was down 9.4% on a consolidated basis and down 7.4% on a same-store basis as compared to the same period in 2012. Our Metals USA acquisition has lowered our average selling price somewhat as Metals USA’s product mix is more heavily weighted toward carbon steel products than our overall company-wide mix and carbon steel products generally have lower prices than the other products we sell. In the 2013 nine-month period ended September 30, 2013, we experienced lower same-store selling prices as compared to the same period in 2012 across all our products, as follows: carbon steel decreased 8.5%; aluminum decreased 3.8%; stainless steel decreased 10.5%; and alloy decreased 8.1%. As carbon steel sales represent approximately 50% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average price per ton sold.  Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase.

Cost of Sales

	September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Cost of sales (three months ended)	$1,800.5	73.7%	$1,520.0	74.0%	$280.5	18.5%
Cost of sales (nine months ended)	$5,123.7	74.1%	$4,870.8	74.3%	$252.9	5.2%

The increase in cost of sales in the three-month and nine-month periods ended September 30, 2013 is mainly due to increases in our tons sold resulting from our 2013 and 2012 acquisitions offset by lower mill pricing for most of our products. See “Net Sales” above for trends in both demand and costs of our products.

Our inventory LIFO valuation reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $27.5 million in the three-month period ended September 30, 2013 compared to a credit, or income, of $27.0 million in the same period in 2012. Our LIFO reserve adjustment resulted in a credit, or income, of $37.5 million in the nine-month period ended September 30, 2013 compared to a credit, or income, of $27.0 million in the same period in 2012. Lower metal costs in 2013 as compared to December 31, 2012 levels resulted in LIFO income.

Gross Profit

	September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit (three months ended)	$643.0	26.3%	$535.3	26.0%	$107.7	20.1%
Gross profit (nine months ended)	$1,793.4	25.9%	$1,682.5	25.7%	$110.9	6.6%

The increase in our gross profit in the three-month and nine-month periods ended September 30, 2013 is primarily due to higher sales from our acquisition of Metals USA on April 12, 2013. Despite the challenging pricing environment, we have improved our gross profit margin somewhat in the 2013 periods as compared to 2012, mainly because of our focus on profitability and not volume, or tons sold.  See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our inventory LIFO valuation reserve adjustments, respectively.

Expenses

	September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense (three months ended)	$430.0	17.6%	$345.4	16.8%	$84.6	24.5%
S,G&A expense (nine months ended)	$1,213.7	17.5%	$1,049.8	16.0%	$163.9	15.6%
S,G&A expense, same-store (three months ended)	$347.5	17.7%	$337.8	16.7%	$9.7	2.9%
S,G&A expense, same-store (nine months ended)	$1,031.4	17.4%	$1,033.5	15.9%	$(2.1)	(0.2%)
Depreciation & amortization expenses (three months ended)	$49.9	2.0%	$37.3	1.8%	$12.6	33.8%
Depreciation & amortization expenses (nine months ended)	$141.1	2.0%	$109.3	1.7%	$31.8	29.1%

Same-store amounts exclude the results of our 2013 and 2012 acquisitions.

Our three-month and nine-month periods ended September 30, 2013 expenses increased mainly due to the additional expenses of our 2013 and 2012 acquisitions.  The additional expenses provided by our 2013 and 2012 acquisitions were somewhat offset by lower variable costs, including profit-based compensation, as a result of lower levels of demand and profitability. However, our same-store S,G&A expense for the three-month period ended September 30, 2013 increased in line with our volume increase.  Our three-month and nine-month periods ended September 30, 2013 S,G&A expense as a percentage of net sales increased as compared to the same period in 2012 primarily due to lower average selling prices in the 2013 three-month and nine-month periods compared to the same periods in 2012.

Our nine-month period ended September 30, 2013 S,G&A expenses include non-recurring charges of $12.6 million related to the Metals USA acquisition as well as the consolidation of an existing facility into another Reliance facility.

The increase in depreciation and amortization expense was mainly due to our 2013 and 2012 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Operating income (three months ended)	$163.1	6.7%	$152.6	7.4%	$10.5	6.9%
Operating income (nine months ended)	$438.6	6.3%	$523.4	8.0%	$(84.8)	(16.2%)

During the three-month period ended September 30, 2013, we generated higher operating income primarily due to contributions from our 2013 and 2012 acquisitions. During the nine-month period ended September 30, 2013 and 2012 we generated lower operating income primarily due to declines in our average selling prices, which were offset by the contributions of our 2013 and 2012 acquisitions. The lower operating income margins were primarily due to higher S,G&A expenses as a percentage of net sales due to declines in our average selling prices.

Other Income (Expense)

	September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Interest (three months ended)	$(21.6)	(0.9%)	$(14.7)	(0.7%)	$(6.9)	46.9%
Interest (nine months ended)	$(56.8)	(0.8%)	$(44.2)	(0.7%)	$(12.6)	28.5%
Other income, net (three months ended)	$1.2	0.0%	$5.9	0.3%	$(4.7)	(79.7%)
Other income, net (nine months ended)	$3.5	0.1%	$8.9	0.1%	$(5.4)	(60.7%)

The three-month and nine-month periods ended September 30, 2013 interest expense increased primarily due to the new $500.0 million term loan and proceeds from our $500.0 million senior notes offering to fund our $1.25 billion acquisition of Metals USA in April 2013. See discussion in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The change in other income, net in the three-month and nine-month periods ended September 30, 2013 compared to the same periods in 2012 was primarily due to foreign currency gains in the 2012 periods on our intercompany balances with our Canadian operations. The intercompany balance decreased significantly in 2013 due to positive cash flow from our Canadian operations. Additionally, in the 2012 three-month and nine-month periods we had a $2.5 million gain on a real estate sale.

Income Tax Rate

Our effective income tax rates for the three-month periods ended September 30, 2013 and 2012 were 32.7% and 30.9%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2013 and 2012 were 31.9% and 32.9%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during these periods and related mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at lower rates. Our effective income tax rate for the nine-month period ended September 30, 2013 was favorably impacted by the settlement of certain tax matters.

Net Income Attributable to Reliance

	September 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$95.1	3.9%	$98.1	4.8%	$(3.0)	(3.1%)
Net income attributable to Reliance (nine months ended)	$259.8	3.8%	$323.1	4.9%	$(63.3)	(19.6%)

The declines in our net income as a percentage of net sales in the 2013 periods when compared to the same periods in 2012 are due to declines in our selling prices.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $513.0 million in the nine-month period ended September 30, 2013 compared to $268.8 million in the same period in 2012. The increase of $244.2 million is primarily due to lower inventory levels due to reduced costs as well as our efforts to improve our inventory turnover rate. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2013, our days sales outstanding rate was approximately 41.3 days compared to 42.1 days at December 31, 2012.  Our inventory turn rate (based on dollars) during the nine-month period ended September 30, 2013 was about 4.2 times (or 2.9 months on hand), compared to our 2012 annual rate of 4.0 times (or 3.0 months on hand).

Investing Activities

Net cash used in investing activities of $898.4 million in the nine-month period ended September 30, 2013 was mainly comprised of our acquisitions and capital expenditures. We spent $796.8 million on acquisitions, net of cash acquired in the nine-months ended September 30, 2013 compared to $83.0 million during the same period in 2012. Capital expenditures were $118.7 million for the nine-month period ended September 30, 2013 compared to $137.4 million during the same period in 2012. The majority of our 2013 capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash provided by financing activities of $392.8 million in the nine-month period ended September 30, 2013 was mainly comprised of net debt borrowings and dividend payments to our shareholders offset by proceeds received from the exercise of employee stock options. The net debt borrowings of $413.9 million in the nine-month period ended September 30, 2013 were primarily used to fund our acquisitions in 2013. We paid dividends to our shareholders of $71.4 million during the nine-month period ended September 30, 2013, an increase of $30.1 million from the same period in 2012 due to increases in our regular quarterly dividend rate. Proceeds from exercises of stock options were $61.5 million, a significant increase from $20.6 million in the same period in 2012 driven by an increase in our stock price.

Our Board of Directors increased the quarterly dividend to $0.30 from $0.25 per share of common stock in February 2013, and increased it again in July 2013 to $0.33 per share. On October 22, 2013, our Board of Directors declared the 2013 fourth quarter cash dividend of $0.33 per share. We have increased our dividend 20 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 54 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2013 was $2.15 billion, compared to $1.21 billion at December 31, 2012. At September 30, 2013, we had $500.0 million in outstanding borrowings on our $1.5 billion revolving credit facility.

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan, expiring April 4, 2018. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions.

We also have other revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $21.4 million and with combined outstanding balances of $12.4 million and $8.3 million as of September 30, 2013 and December 31, 2012, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $12.0 million as of September 30, 2013 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $43.3 million as of September 30, 2013. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

Our net debt-to-total capital ratio was 34.9% at September 30, 2013, up from our 2012 year-end rate of 23.8% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders’ equity plus total debt, net of cash).  The increase is mainly due to indebtedness incurred in connection with our acquisition of Metals USA. Upon funding of the $1.25 billion Metals USA acquisition, our net debt-to-total capital ratio was 39.4%. Since that time, we have repaid approximately $300 million of debt.

As of September 30, 2013, we had $895.4 million of debt obligations coming due before our $1.5 billion amended and restated revolving credit facility expires on April 4, 2018. We expect that we will have adequate cash flow and capacity on our revolving credit facility to fund our debt obligations as well as our working capital, capital expenditure, growth and other needs, and to maintain and potentially increase our dividends. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities with cash flow from operations and borrowings under our revolving credit facility.

Covenants

Our revolving credit facility requires that we maintain an interest coverage ratio and a maximum leverage ratio, among other things. The interest coverage ratio for the twelve-month period ended September 30, 2013 was approximately 8.1 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). The leverage ratio at September 30, 2013, calculated in accordance with the terms of the Credit Agreement, was 36.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt).

Additionally, our named 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the Credit Agreement and the Indentures. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 92% of our total consolidated EBITDA for the last twelve months and approximately 88% of total consolidated tangible assets as of September 30, 2013.

We were in compliance with all debt covenants at September 30, 2013.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2013 and December 31, 2012, we were contingently liable under standby letters of credit in the aggregate amounts of $59.4 million and $31.6 million, respectively.  The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

As of September 30, 2013, Metals USA had $35.6 million of future minimum payments under non-cancelable leases. In addition, with our acquisition of Travel Main, our operating lease obligations decreased by approximately $54.4 million. We had no other material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.71 billion at September 30, 2013, or approximately 22.8% of total assets, or 44.8% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $1.24 billion at September 30, 2013, or approximately 16.6% of total assets, or 32.5% of Reliance shareholders’ equity. We review the recoverability of goodwill and other intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded amounts. Our most recently completed annual impairment tests of goodwill were performed as of November 1, 2012. We determined that the recorded amounts for goodwill were recoverable and that no impairment existed. Our 2013 annual impairment tests of goodwill will be performed as of November 1, 2013 or sooner, as deemed necessary. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

New Accounting Guidance

See “Note 2 — Impact of Recently Issued Accounting Guidance” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. During the nine months ended September 30, 2013, we decreased our exposure to foreign currency rates as certain intercompany balances with our Canadian operations decreased significantly. There have been no other significant changes in our market risk exposures since December 31, 2012 other than the additional variable rate debt that we incurred in connection with the acquisition of Metals USA on April 12, 2013. See “Liquidity and Capital Resources.” Also, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: November 1, 2013	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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