Form 10-K
period 2013-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2014-02-27
CIK 861884

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2013 was approximately $4,840,000,000. As of January 31, 2014, 77,571,017 shares of the registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2014 (the "Proxy Statement") are incorporated by reference into Part III of this report.

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms "Company," "Reliance," "we," "our," and "us" refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "predicts," "potential" and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K and the documents incorporated by reference. These factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements. As you read and consider this Annual Report on Form 10-K and the documents incorporated by reference, you should understand that the forward-looking statements are not guarantees of performance or results.

        All future written and oral forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K as a result of new information, future events or developments, except as required by the federal securities laws.

        Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as the factors listed below and further discussed in detail in "Risk Factors" may cause our actual results, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

  •
  Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income. A significant or rapid increase or decrease in costs from current levels could have a severe impact on our profitability.

  •
  We service industries that are highly cyclical, and downturns in our customers' industries could reduce our revenue and profitability.

  •
  The success of our business is affected by general economic and political conditions both in the U.S. and globally. Our business was adversely impacted by the most recent economic recession and, although pricing and demand have stabilized since that time, we do not know if, or when, demand levels will return to pre-recession levels. Further, any significant deterioration in the global economy from current levels could also negatively impact our business.

  •
  We operate in a very competitive industry and increased competition could reduce our profitability.

  •
  Global economic factors may cause increased imports of metal products to the U.S., which may cause the cost of the metals we purchase to decline and could also cause our selling prices and profitability to decline.

ii

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

iii

PART I

Item 1.    Business.

        We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 290 locations in 39 states in the U.S. and in ten other countries (Australia, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom). Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. We deliver a variety of products from facilities located across the United States and Canada, and have grown our international presence selectively to support the globalization of our customers, giving us broad product, customer and geographic diversification.

        Our primary business strategy is to enhance our operating results through organic growth activities and strategic acquisitions to enhance our product, customer and geographic diversification. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and human resources needed for growth that they generally lacked. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and has somewhat lessened the negative impact of the recent economic recession. We also believe that our growth and diversification strategy has been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. We generated 2013 net sales of $9.22 billion and net income attributable to Reliance of $321.6 million.

Industry Overview

        Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers and then process these materials to meet customer specifications using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting, among others. These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and inventory to process the metals for their own manufacturing or processing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the United States according to a report issued by IBISWorld Inc. in October 2013.

        Metals service centers are generally less susceptible to market cycles than producers of the metals because service centers are usually able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a fixed-price contractual basis. We believe that service center companies, like Reliance, with emphasis on rapid inventory turnover and minimal contract sales are generally the least vulnerable to changing metals prices.

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

        The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., the number of metal wholesale centers in the United States decreased from approximately 11,000 locations operated by 8,300 companies in 2002 to approximately 10,500 locations operated by more than 7,500 companies in 2012. This consolidation trend continues to create opportunities for us to expand by making acquisitions.

        According to IBISWorld Inc., the United States metals wholesale industry generated revenues of approximately $215.8 billion in 2012, a 5% increase over 2011 revenues of $205.5 billion. The four largest U.S. metals service center companies represented less than 10% of the estimated $215.8 billion industry total in 2012. While we continue to be the largest metals service center in the United States on a revenue basis, our 2012 U.S. revenues of $7.86 billion accounted for about 3.6% of the entire U.S. market in 2012 according to IBISWorld Inc.

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

        In the mid-1970's, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid-1990's we began to expand nationally and focused on acquiring well-run, profitable service center companies and we continue to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. We continue to execute our expansion strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 290 locations and 2013 net sales of $9.22 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as one of the best in our industry. We focus on smaller customers and order sizes with quick turnarounds generally in local areas and currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals Company
Bralco Metals	6
Affiliated Metals	1
Airport Metals (Australia)	1
Central Plains Steel Co	1
MetalCenter	1
Olympic Metals	1
Reliance Metalcenter	7
Reliance Steel Company	2
Tube Service Co.	6
Allegheny Steel Distributors, Inc.	1
Aluminum and Stainless, Inc.	2

Trade Name	No. of Locations
American Metals Corporation
American Metals	2
American Steel	2
Haskins Steel Co., Inc.	1
Lampros Steel	3
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Ltd.	1
AMI Metals Europe SPRL	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel	1
Chapel Steel Corp.
Chapel Steel Corp.	5
Chapel Steel Canada Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	3
Continental Alloys & Services Inc.
Continental Alloys & Services	6
Continental Alloys & Services (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services (Mexico)	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Continental Valve & Fittings	2
Crest Steel Corporation	2
Delta Steel, Inc.
Delta Steel	7
Smith Pipe & Steel Company	1
Diamond Manufacturing Company
Diamond Manufacturing	3
Dependable Punch	1
McKey Perforating Co., Inc.	1
McKey Perforated Products Co., Inc.	1
Perforated Metals Plus	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	31
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1
Encore Metals USA	3
Steel Bar	1
Everest Metals (Suzhou) Co., Ltd	1
Feralloy Corporation
Feralloy	4
Acero Prime S. de R.L. de C.V. (40%-owned)	3
Feralloy Processing Company (51%-owned)	1
GH Metal Solutions, Inc.	1
Indiana Pickling & Processing (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Infra-Metals Co.	6

Trade Name	No. of Locations
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3
Custom Fab Company	1
Good Metals Company	1
Hagerty Steel & Aluminum Company	2
Metalweb Limited	5
Metals USA, Inc.
Eagle Steel Products, Inc. (45%-owned)	1
Gregor Technologies	1
J Rubin	4
Lynch Metals	2
Metals USA	29
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	6
National Specialty Alloys, Inc.	5
Pacific Metal Company	6
PDM Steel Service Centers, Inc.	10
Phoenix Corporation
Phoenix Metals Company	13
Precision Flamecutting and Steel, Inc.	1
Precision Strip, Inc.	11
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5
Encore Metals	4
Team Tube	5
Service Steel Aerospace Corp.
Service Steel Aerospace	2
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	5
Athens Steel	1
East Tennessee Steel Supply	1
Industrial Metals and Surplus/Georgia Steel	1
Sunbelt Steel Texas, Inc.	2
Sugar Steel Corporation	2
Toma Metals, Inc.	1
Valex Corp. (97%-owned)
Valex	1
Valex China Co., Ltd. (92%-owned)	1
Valex Korea Co., Ltd. (94%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	9

        We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers' needs. We performed metals processing services, or first-stage processing, on approximately 40% of our sales orders in 2013 before delivering the products to our customers. For approximately 40% of our 2013 orders, we delivered the metal to our customer within 24 hours from receipt of an order. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2013, we handled approximately 5,538,000 transactions in total or an average of 22,530 transactions per business day, with an average price of approximately $1,660 per transaction. Our net sales during 2013 were $9.22 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.

        Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 56 businesses. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities during the last few years, which are supported by our captial expenditures, have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.

2013 Acquisitions

        On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired all of the issued and outstanding capital stock of Haskins Steel Co., Inc. ("Haskins Steel"), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel during the period from November 1, 2013 through December 31, 2013 were $4.3 million.

        On April 30, 2013, we acquired Travel Main Holdings, LLC ("Travel Main"), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

        On April 12, 2013, we acquired all the issued and outstanding capital stock of Metals USA Holdings Corp. ("Metals USA"). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through December 31, 2013 were $1.24 billion.

Internal Growth Activities

        We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $168.0 million in 2013. Our 2014 capital expenditure budget is approximately $220 million with much of this again related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities. We also plan to move out of various leased facilities and into newly built and/or purchased ones. This reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time. We estimate our maintenance capital expenditures at approximately $80 to $85 million, which allows us to significantly reduce our capital expenditures if and when necessary.

        During 2013, we also consolidated and closed a few small operations that did not impact our ability to service our customers. The majority of this activity in 2013 resulted from our acquisition of Metals USA. Due to complementary products and processing services in certain areas, we were able to consolidate a few operations, allowing us to more efficiently service our customers. This resulted in an impairment charge of $14.9 million related to one of our trade names and restructuring charges of $2.5 million in 2013.

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

        We seek to increase our profitability by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage, while also adjusting business practices to leverage our size and gain efficiencies. We have an excellent reputation in the industry and are known for our integrity and the quality and timeliness of our service to customers.

Customers and Markets

        Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and outsourcing of materials management and metals processing. Also metal producers have reduced in-house direct sales efforts to small sporadic purchasers as well as outsourcing in order to enhance their production efficiency and reduce costs.

        We have more than 125,000 customers in various industries. Our customers are in general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication and related industries. We also service the auto industry, primarily through our toll processing operations where we do not take ownership of the metal.

        Although we sell directly to many large OEM customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them to manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 5,538,000 orders during 2013 at an average price of approximately $1,660 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our service centers to our customers helps us provide just-in-time delivery to our customers as well as increases the likelihood of repeat business. In 2013, approximately 96% of our orders were from repeat customers. With our fleet of approximately 1,680 trucks (some of which are leased), we are able to service many smaller customers. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Due to increased volatility and uncertainty in metal costs in recent years, more customers have migrated to smaller, more frequent purchases of metal so they can maintain lean inventories, which fits our operating model. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

        Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 6% of our 2013 net sales, or $541.6 million. However, our net sales to international customers (based on the shipping destination) were approximately 8% of our 2013 net sales or $777 million, with approximately 50% of these sales, or $391 million, to Canadian customers. See Note 1 of the Notes to the Consolidated Financial Statements for further information on U.S. and foreign revenues and assets.

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

        The diversity of our customer base somewhat reduces the impact of any single customer as our largest customer represented only 1.1% of our sales in 2013. We had only 23 customers to whom our 2013 annual sales were greater than $25 million.

        The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2013	2012	2011
Midwest	28%	26%	27%
Southeast	18%	17%	17%
West/Southwest	18%	19%	17%
California	10%	11%	11%
Northeast	7%	7%	7%
International	6%	7%	6%
Mid-Atlantic	6%	5%	6%
Pacific Northwest	4%	5%	5%
Mountain	3%	3%	4%

Total	100%	100%	100%

Suppliers

        We primarily purchase our inventory from the major domestic metals mills. We do, however, also purchase certain products from foreign mills. We have multiple suppliers for all of our products. Our major suppliers of domestic carbon steel products include ArcelorMittal, California Steel Industries, Inc., Evraz NA, Gerdau, Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. AK Steel, Allegheny Technologies Incorporated, North American Stainless and Outokumpu supply stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Aleris International, Inc., Constellium Global ATI, Kaiser Aluminum Corp., Novelis Inc. and Sapa Group. Our major suppliers of alloy products include The Timken Company, Gerdau, and Nucor Corporation.

        From 2001 through 2003, many domestic steel mills entered bankruptcy proceedings, which resulted in significant consolidation. U.S. carbon steel mills are now operating at 70-80% of capacity, up from less than 50% in 2009, but well below 2008 and pre-recession levels. Increased raw material costs have generally supported higher prices for carbon steel since 2004. There has been significant volatility in carbon steel pricing since 2004, generally with wider swings than were experienced prior to this time, however, the low end of the pricing in each cycle has been well above pricing levels prior to 2004.

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

Products and Processing Services

        We provide a wide variety of processing services to meet our customers' specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory. A substantial portion of our orders do not require extensive or specialized processing allowing delivery to the customer within 24 hours of receiving the order. Our product mix has changed mainly as a result of our acquisitions, which have added many specialized items. Flat-rolled carbon steel products (i.e., hot-rolled, cold-rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 14% of our 2013 sales.

        Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2013	2012	2011
	12%	13%	13%	carbon steel plate
	10%	9%	10%	carbon steel structurals
	9%	10%	10%	carbon steel tubing
	8%	8%	9%	carbon steel bar
	7%	6%	6%	hot-rolled steel sheet and coil
	4%	3%	3%	galvanized steel sheet and coil
	3%	2%	2%	cold-rolled steel sheet and coil

Carbon Steel	53%	51%	53%
	5%	6%	6%	aluminum bar and tube
	4%	4%	4%	heat-treated aluminum plate
	4%	3%	3%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	15%	15%	15%
	7%	8%	8%	stainless steel bar and tube
	5%	5%	5%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate

Stainless Steel	14%	15%	15%
	6%	7%	6%	alloy bar and rod
	3%	4%	3%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	10%	12%	10%
	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	6%	5%	5%	miscellaneous, including brass, copper and titanium

Other	8%	7%	7%

Total	100%	100%	100%

        We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial or economic stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification.

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

        After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2013, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

        Few metals service centers offer the full range of processing services and metals that we provide. In addition to a focus on growing in specialty products, we have also enhanced the level of value-added services with recent acquisitions and significantly upgraded and expanded our processing capabilities with significant investments in new equipment over the past few years.

        In 2013, we performed processing services for approximately 40% of our sales orders. Our primary processing services range from cutting, leveling or sawing to complete processes such as machining or electropolishing. Throughout our service centers we perform most processes provided in the industry, without encroaching upon the services performed by our customers.

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

Marketing

        As of December 31, 2013, we had approximately 2,090 sales personnel located in 43 states and 11 countries that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to price and write orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit and/or pretax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

Competition

        The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported by IBISWorld Inc. in their October 2013 report on the metals service center industry, it is estimated that there were approximately 10,500 metal wholesale locations in the United States operated by approximately 7,500 companies in 2012. The four largest U.S. metals service center companies represented less than 10% of the estimated $215.8 billion industry total in 2012. Based on this estimate, our U.S. revenues of $7.86 billion in 2012 accounted for approximately 3.6% of the entire U.S. market. We believe we are the largest North American (U.S. and Canada) metals service center company on a revenue basis.

        We compete with other companies on price, service, quality and availability of products. We maintain centralized relationships with our major suppliers and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of products and services from significant investments in our equipment and facilities, and our acquisitions, as well as our continued focus on small order sizes with quick turnaround.

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

        We maintain various quality certifications throughout our operations with about 60% of our operating locations being ISO 9001:2008 certified. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

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

        A common financial reporting system, as well as certain other accounting, tax and HRIS systems are used company-wide. We have also initiated efforts to customize and implement a common ERP platform across our operating companies and to develop more efficient means of consolidating data. This is a multi-phased, multi-year project that will be pursued and implemented in a manner to limit both operational and financial risk.

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

        Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and encourage our employees to follow established safety practices. Safety of our employees and others is critical to our success. We continue to expand and improve our internal safety resources, which has contributed positively to our safety metrics and financial results. We encourage social well-being by instituting these high quality labor, health and safety standards. We do not anticipate that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

        Certain of our operations sell metal to foreign customers, subjecting us to various export compliance regulations, including the Foreign Corrupt Practices Act ("FCPA") and other regulations. We have implemented company-wide export compliance and FCPA training and compliance programs to monitor adherence to our policies and to provide appropriate training to our operating personnel. Although the amount of our sales that are subject to export compliance, FCPA and other regulations may only be a small percentage of our total sales, penalties assessed to any violations in connection with these sales may be material. Although we have implemented policies and procedures to comply with these regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.

Environmental

        Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of Earle M. Jorgensen Company ("EMJ"), our wholly owned subsidiary, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that are expected to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

        We believe that all scrap metal produced by our operations is recycled by the independent scrap metal companies and producers that we sell to. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution. If more stringent environmental regulations are enacted this could have an adverse impact on our financial results.

Employees

        As of December 31, 2013, we had approximately 14,000 employees. Approximately 11% of the employees are covered by collective bargaining agreements, which expire at various times over the next six years. We have entered into collective bargaining agreements with 40 union locals at 49 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. We have never experienced a significant work stoppage.

Seasonality

        Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. As a result of our geographic, product and customer diversity, however, our overall operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers.

Available Information

        We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy statements and other information regarding issuers, including our Company, that file reports electronically with the SEC. The public can obtain any reports that we file with the SEC at http://www.sec.gov.

        We also make available free of charge on or through our website (http://www.rsac.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reference to our website is not intended to incorporate anything on the website into this report.

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

        We have substantial debt service obligations. As of December 31, 2013, we had aggregate outstanding indebtedness of approximately $2.11 billion. This indebtedness could adversely affect us in the following ways:

  •
  additional financing may not be available to us in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes and, if available, may be considerably more costly than our current debt costs;

  •
  a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, dividends or other purposes;

  •
  some of the interest on our debt is, and will continue to be, accrued at variable rates, which may result in higher interest expense in the event of increases in interest rates, which may occur in future periods;

  •
  because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

  •
  our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

  •
  our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited due to our indebtedness.

        Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur, and may limit our ability to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our shareholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not be able to generate sufficient cash flow to meet our existing debt service obligations.

        Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2018, amortization payments on our new term loan, or our debt securities when they mature in 2016, 2023, and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers we may not be able to continue our operations as planned.

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.

        We purchase large quantities of aluminum, carbon, alloy and stainless steel and other metals, which we sell to a variety of customers. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so, particularly when the cost increases are not demand driven.

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

Our business could be adversely affected by declines in economic activity.

        Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and international markets in which we operate could materially affect our financial condition and results of operations. During the most recent U.S. economic recession, both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. Although the U.S. recession has ended, overall demand for our products continues to be at lower levels than we believe to be more normal levels, particularly for non-residential construction activity. We have little visibility as to if or when demand will return to pre-recession levels, which may continue to impact the financial viability of our customers and their ability to pay us and may cause our financial condition to decline from current levels.

The prices of metals are subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our profitability and cash flows.

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability and related pricing, metals consumption and foreign currency rates. Future changes in global general economic conditions or in production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our profitability and cash flows. We generally do not enter into long-term agreements with our suppliers or hedging arrangements that could lessen the impact of metal price fluctuations.

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

We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or in our customers' specific industries could negatively impact our profitability and cash flows.

        The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States or other countries, or the public perception that these may occur, could decrease the demand for our products and adversely affect our pricing. If either demand or pricing were to decline from the current levels, this could reduce our profitability and cash flows.

        We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy and transportation industries, including aerospace. Although many of our direct sales are to sub-contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times or if there is a limited availability of products through allocation by the mills or otherwise, we may not have sufficient inventory to be able to provide products desired by our customers on a timely basis. In addition, if we are not able to diversify our customer base and/or increase sales of products to customers in other industries when one or more of the cyclical industries that we serve are experiencing a decline, our profitability and cash flows may be adversely affected.

We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our profitability and cash flows may decline.

        We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. These competitors may be better able to withstand adverse changes in conditions within our customers' industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our profitability and cash flows. The significantly lower demand levels during 2009 and rapidly declining prices escalated competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. These competitive pressures could intensify again if demand and particularly pricing decline significantly from current levels. Any increased competitive pressure could cause our profitability and cash flows to decline.

If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers' needs and may suffer reduced sales.

        We have few long-term contracts to purchase metals. Therefore, our primary suppliers of carbon steel, alloy steel, stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers' needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers' needs and reduce our profitability and cash flows. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find foreign sources of supply. Using foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us, and such claims may be more difficult to pass through to foreign suppliers.

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

        We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we are unlikely to sustain our historical long-term growth rate and, if we cannot successfully integrate these businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition.

        Our internal growth in the last few years has been at historically high levels for us as we have invested a significant amount of capital in new locations and new processing capabilities. We may not continue to identify sufficient opportunities for internal growth to be able to sustain growth at similar levels. In addition, we may not realize the expected returns from these investments. In either case, our future financial performance may decline from current levels.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of each transaction.

        Since our initial public offering in September 1994, we have successfully purchased 56 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

  •
  we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margin to decline;

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

        These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or a number of acquisitions in any short period of time.

As a decentralized business, we depend on both senior management and our key operating employees. If we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.

        Because of our decentralized operating style, we depend on the efforts of our senior management, including our Chairman and Chief Executive Officer, David H. Hannah, our President and Chief Operating Officer, Gregg J. Mollins, and our Executive Vice President and Chief Financial Officer, Karla Lewis, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our financial performance and stock price and in times of reduced financial performance or declining stock price this may cause our employees to seek employment opportunities that provide a more stable compensation structure. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking and training a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures.

        We are subject to various foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and export laws and regulations for international shipment of our products. Environmental, employee safety and health and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and export issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and export issues could result in substantial costs to us, divert our management's attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently investigating and remediating contamination in connection with certain properties we have acquired. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.

Our international operations continue to expand, exposing us to additional risks.

        Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with various U.S. or international laws and regulations has increased. For example, we are subject to the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the UK Bribery Act, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. In addition, we could be held liable for actions taken by employees or third parties on behalf of a company that we acquire. If we fail to comply with the requirements under these laws and other laws we are subject to due to our international operations, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial results.

Proposed legislation aimed at regulating and taxing carbon emissions may impact both the prices we pay for materials and the volume of business from our customers involved in fossil fuel exploration.

        We purchase large quantities of metal from mills whose production costs may increase because of proposed increases in taxation on carbon emissions as a byproduct of the milling process. Such regulation, if passed, may result in significantly higher prices charged to us by the mills for most every type of metal that we sell. The price that we pay for utilities such as electricity to run our warehouse equipment and fuel to run our delivery trucks and forklifts may rise as well due to increased taxation on the companies who produce and supply these commodities. We may not be able to fully pass on these costs to our customers without a resulting decline in order volumes, which may adversely impact our profitability and cash flows.

        Carbon-related regulation may also negatively impact domestic exploration efforts. Should such a reduction in domestic exploration occur, we would expect to see a resulting slowdown in sales to our energy end market in general, thus negatively impacting our profitability and cash flows.

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

        Reliance and our subsidiaries are typically involved in tax audits from time to time. These tax audits could result in additional taxes, plus interest and penalties being assessed against Reliance or any of our subsidiaries and the amounts assessed could be in excess of what has been accrued in our consolidated financial statements and may be material.

We rely on information management systems and any damage, interruption or compromise of our information management systems or data could disrupt and harm our business.

        We rely on information management systems to process, transmit, and store electronic information in connection with the operation of our business. Our information management systems and the data contained therein may be vulnerable to damage, including interruption, due to power loss, system and network failures, operator negligence and similar causes. In addition, our systems and data may be subject to security breaches, viruses, malware, and other cyber-attacks. Any compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and IRS, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price. We have implemented preventive and defensive measures to protect our systems and data and reduce the risk of these threats, however these measures may be insufficient to prevent all damage, interruption and compromise and resultant harm to our business.

The value of your investment may be subject to sudden decreases due to the potential volatility of the price of our common stock.

        The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, including variations in our quarterly results of operations and our leverage position, global metals pricing, as well as general economic conditions. Other factors that could impact our stock price include matters discussed in other risk factors and the following:

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

  •
  inability to meet our or any securities analysts' and investors' quarterly or annual estimates or targets of our performance;

  •
  declines in our credit ratings by the rating agencies;

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

        We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

Principal shareholders who own a significant number of shares may have interests that conflict with yours.

        Periodically, we have one or more shareholders that control 5% or more of the outstanding shares of our common stock. Individually or together, they may have the ability to significantly influence matters requiring shareholder approval. In deciding how to vote on such matters, these shareholders may have different views or may be influenced by interests that conflict with yours.

We have implemented anti-takeover provisions that may adversely impact your rights as a holder of Reliance common stock.

        Certain provisions in our articles of incorporation and our bylaws could delay, defer or prevent a third party from acquiring Reliance, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock and the rights of our shareholders. We are authorized to issue 5,000,000 shares of preferred stock, no par value, with the rights, preferences, privileges and restrictions of such stock to be determined by our board of directors, without a vote of the holders of common stock. Our board of directors could grant rights to holders of preferred stock to reduce the attractiveness of Reliance as a potential takeover target or make the removal of management more difficult. In addition, our restated articles of incorporation and amended and restated bylaws impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. In addition, our Credit Agreement and the provisions of our debt securities contain limitations on our ability to enter into change of control transactions.

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

        The notes and the guarantees are unsecured obligations, ranking equally with other senior unsecured indebtedness. The indentures governing the notes, as well as our Credit Agreement, permit us and the subsidiary guarantors to incur additional secured or unsecured debt under specified circumstances. If we or the subsidiary guarantors incur additional secured debt, our assets and the assets of the subsidiary guarantors securing such debt will be subject to prior claims by our secured creditors. In the event of bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up of either Reliance or any of the subsidiary guarantors, assets that secure debt will be available to pay obligations on the notes and guarantees only after all debt secured by those assets has been repaid in full. Holders of the notes will participate in any remaining assets ratably with all of the respective unsecured and unsubordinated creditors of Reliance and the subsidiary guarantors, including trade creditors. If Reliance or any of the subsidiary guarantors incurs any additional unsecured obligations that rank equally with the notes, including trade payables, the holders of those obligations will be entitled to share ratably with the holders of the notes in any proceeds distributed as a result of bankruptcy, insolvency, liquidation, reorganization, dissolution or other winding up. If we do not have sufficient assets to pay all creditors of these entities, a portion of the notes outstanding would remain unpaid.

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

        The debt securities will be guaranteed by any subsidiary guarantor for so long as such subsidiary guarantor is a borrower or a guarantor of obligations under our Credit Agreement. In the event that, for any reason, the obligations of any subsidiary guarantor terminate as a borrower or guarantor under our Credit Agreement, that subsidiary guarantor will be deemed released from all of its obligations under the indenture and its guarantee of the notes will terminate. A subsidiary guarantor's guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to the notes of a series upon legal defeasance of such series or satisfaction and discharge of the indenture as it relates to such series. A subsidiary guarantor's guarantee will also terminate and such subsidiary guarantor will be deemed released from all of its obligations under the indenture with respect to each series of notes in connection with any sale or other disposition by Reliance of all of the capital stock of that subsidiary guarantor (including by way of merger or consolidation) or other transaction such that after giving effect to such transaction such subsidiary guarantor is no longer a domestic subsidiary of Reliance. If the obligations of any subsidiary guarantor as a guarantor terminate or are released, the risks applicable to our subsidiaries that are not guarantors will also be applicable to such released subsidiary guarantor.

We depend on the receipt of dividends or other intercompany transfers from our subsidiaries to meet our obligations under the notes. Claims of creditors of our subsidiaries may have priority over your claims with respect to the assets and earnings of our subsidiaries.

        We conduct a substantial portion of our operations through our subsidiaries. We are therefore dependent upon dividends or other intercompany transfers of funds from our subsidiaries in order to meet our obligations under the notes and to meet our other obligations. Generally, creditors of our subsidiaries will have claims to the assets and earnings of our subsidiaries that are superior to the claims of our creditors, except to the extent the claims of our creditors are guaranteed by our subsidiaries. All of our wholly owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the notes. As of December 31, 2013, Reliance and the subsidiary guarantors accounted for approximately $6.20 billion, or 84%, of our total consolidated assets. Reliance and the subsidiary guarantors accounted for approximately $8.51 billion, or 92%, of our total consolidated revenues for the year ended December 31, 2013. If Reliance expands its international presence at a greater pace than it expands its U.S. presence, a smaller percentage of its consolidated assets may be subject to the guarantee obligations.

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

        Subject to certain limitations, our existing Credit Agreement permits us to incur additional debt. The indentures governing the notes do not limit the amount of additional debt that we may incur. If we incur additional debt, the risks associated with our leverage, including the risk that we will be unable to service our debt, will increase.

The provisions in the indentures that govern the notes relating to change of control transactions will not necessarily protect the holders of our notes in the event of a highly leveraged transaction.

        The provisions contained in the indentures will not necessarily afford the holders of our notes protection in the event of a highly leveraged transaction that may adversely affect them, including a reorganization, restructuring, merger or other similar transaction involving Reliance. These transactions may not involve a change in voting power or beneficial ownership or, even if they do, may not involve a change of the magnitude required under the definition of change of control repurchase event in the indentures to trigger these provisions, notably, that the transactions are accompanied or followed within 60 days by a downgrade in the rating of the notes. Except in the event of a change of control, the indentures do not contain provisions that permit the holders of the notes to require us to repurchase the notes in the event of a takeover, recapitalization or similar transaction.

Reliance may not be able to repurchase all of the notes upon a change of control repurchase event.

        We will be required to offer to repurchase certain outstanding senior notes upon the occurrence of a change of control repurchase event as defined in the indentures dated November 20, 2006 and April 12, 2013 (see Exhibits 4.01, 4.02 and 4.03 incorporated by reference in this Annual Report on Form 10-K). We may not have sufficient funds to repurchase the notes in cash at such time or have the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Under the terms of our Credit Agreement, we are prohibited from repurchasing the notes if we are in default under such Credit Agreement.

Ratings of our notes may change and affect the market price and marketability of the notes.

        The notes are rated by Moody's Investors Service Inc. and Standard & Poor's. Such ratings are limited in scope, and do not address all material risks relating to an investment in the notes, but rather reflect only the view of each rating agency at the time the rating is issued and subsequently updated or affirmed. An explanation of the significance of such rating may be obtained from such rating agency. There is no assurance that our current credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency's judgment, circumstances so warrant. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions, future debt offerings, market conditions or other events outside our control. Holders of our notes have no recourse against us or any other parties in the event of a change in or suspension or withdrawal of such ratings. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market price or marketability of the notes. In addition, any decline in the ratings of the notes may make it more difficult for us to raise capital on acceptable terms.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2013, we maintained more than 290 metals service center processing and distribution facilities in 39 states in the U.S. and in ten other countries, and our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our capacity significantly without further investment in facilities or equipment if demand levels improve.

        We lease 138 of our processing and distribution facilities for a total of approximately 7.0 million square feet. Total square footage on all company-owned properties is approximately 24.9 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. These property leases expire at various times through 2031 and the aggregate monthly rent amount is approximately $2.7 million.

Item 3.    Legal Proceedings.

        Reliance and its subsidiary, Chapel Steel Corp. ("Chapel"), have been named, along with another metals service center and certain steel producers, as co-defendants in an antitrust lawsuit filed in the United States District Court for the Southern District of Texas. The plaintiffs, former Reliance employees who left to start their own business, allege that the defendants, including Reliance and Chapel, engaged in anticompetitive activities. The plaintiffs seek monetary relief. Although we believe the plaintiffs' claims are without merit and will continue to vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Reliance's potential exposure.

        From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. Except as disclosed above, we are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations or financial condition. We maintain liability insurance against risks arising out of our normal course of business.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RS" and was first traded on September 16, 1994. The following table sets forth the high and low reported sale prices of our common stock for the stated calendar quarters.

	2013		2012
	High	Low	High	Low
First Quarter	$72.90	$62.16	$58.58	$49.66
Second Quarter	$71.16	$59.44	$57.70	$44.81
Third Quarter	$75.83	$65.33	$58.80	$44.91
Fourth Quarter	$76.78	$70.79	$62.45	$49.72

        As of January 31, 2014, there were 238 record holders of our common stock, excluding holders whose shares were held for them in street name or nominee accounts. We have paid quarterly cash dividends on our common stock for 54 years. In February 2014, our Board of Directors increased the regular quarterly dividend amount 6% to $0.35 per share. Our cash dividends per share paid in 2013 were up 57.5% compared to 2012. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 21st increase since our IPO in 1994. The Board may reconsider or revise this policy from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

        We did not repurchase any of our common stock in 2013, 2012, or 2011. Since initiating the Stock Repurchase Plan in 1994 we have purchased approximately 15,200,000 shares at an average cost of $18.41 per share. As of December 31, 2013, we had authorization to purchase an additional 7,883,033 shares under our existing Repurchase Plan.

        Our syndicated revolving credit facility contains covenants, which, among other things, may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2013, we have paid between 5% and 30% of earnings to our shareholders as dividends. The wide range is due mainly to volatility of our earnings over this period more than volatility of our dividend rate. In 2013 our dividend payments represented 30% of earnings.

        The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/22/2013	11/21/2013	12/19/2013	$0.33 per share
7/23/2013	8/16/2013	9/13/2013	$0.33 per share
4/23/2013	5/13/2013	6/21/2013	$0.30 per share
2/25/2013	3/8/2013	3/22/2013	$0.30 per share
10/23/2012	11/29/2012	12/20/2012	$0.25 per share
7/24/2012	8/17/2012	9/14/2012	$0.25 per share
4/24/2012	6/1/2012	6/22/2012	$0.15 per share
2/14/2012	3/2/2012	3/23/2012	$0.15 per share

        Additional information regarding securities authorized for issuance under all share-based compensation plans will be included under the caption "EXECUTIVE COMPENSATION" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2014.

Stock Performance Graph

        The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and a metals service center peer group that we selected (the "Peer Group") for the five-year period from December 31, 2008 through December 31, 2013. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2008 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2013, the Peer Group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; A.M. Castle & Co., and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member's stock market capitalization.

        The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and a Peer Group

	2008	2009	2010	2011	2012	2013
Reliance Steel & Aluminum Co.	$100.00	$219.41	$261.75	$252.03	$326.35	$405.81
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Peer Group	100.00	125.40	169.08	151.06	215.73	289.15

Item 6.    Selected Financial Data.

        We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2013 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except share and per share data)
Income Statement Data:
Net sales	$9,223.8	$8,442.3	$8,134.7	$6,312.8	$5,318.1
Cost of sales (exclusive of depreciation and amortization expense included in operating expenses)	6,826.2	6,235.4	6,148.7	4,727.9	3,918.6

Gross profit(1)	2,397.6	2,206.9	1,986.0	1,584.9	1,399.5
Operating expenses(2)	1,845.7	1,547.7	1,413.2	1,224.2	1,149.1

Operating income	551.9	659.2	572.8	360.7	250.4
Other income (expense):
Interest expense	(77.5)	(58.4)	(59.8)	(61.2)	(67.5)
Other income (expense), net	3.9	8.6	(1.4)	(3.0)	12.6

Income before income taxes	478.3	609.4	511.6	296.5	195.5
Provision for income taxes	153.6	201.1	162.4	98.6	46.3

Net income	324.7	408.3	349.2	197.9	149.2
Less: Net income attributable to noncontrolling interests	3.1	4.8	5.4	3.5	1.0

Net income attributable to Reliance	$321.6	$403.5	$343.8	$194.4	$148.2

Earnings per Share:
Net income per share attributable to Reliance shareholders—diluted	$4.14	$5.33	$4.58	$2.61	$2.01
Net income per share attributable to Reliance shareholders—basic	$4.19	$5.36	$4.60	$2.62	$2.02
Weighted average common shares outstanding—diluted	77,646,192	75,694,212	75,041,753	74,472,380	73,701,979
Weighted average common shares outstanding—basic	76,844,912	75,216,955	74,767,988	74,230,452	73,445,583
Other Data:
Cash flow provided by operations	$633.3	$601.9	$234.8	$214.1	$943.0
Capital expenditures	168.0	214.0	156.4	111.4	69.9
Cash dividends per share	1.26	0.80	0.48	0.40	0.40
Balance Sheet Data (December 31):
Working capital	$2,165.5	$1,699.2	$1,698.3	$1,192.3	$973.3
Total assets	7,341.0	5,857.7	5,605.9	4,668.9	4,306.8
Long-term debt(3)	2,072.5	1,124.0	1,320.5	857.8	852.6
Reliance shareholders' equity	3,874.6	3,558.4	3,143.9	2,823.7	2,606.4

(1)
Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in our gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)
Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation and amortization expense, and impairment charge.

(3)
Long-term debt includes the long-term portion of capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Although we faced challenging market conditions in 2013, our teams in the field did an excellent job servicing their customers, allowing us to maintain our gross profit margins at 26%. We also completed our largest acquisition to-date in April 2013, with a transaction value of $1.25 billion, and generated strong cash flow to end the year with a healthy balance sheet and ample liquidity to continue our growth.

        Our sales increased 9.3% from 2012 mainly due to our acquisition of Metals USA, with our tons sold up 21.4%. Unfortunately, however, metals pricing was 10% lower in 2013 which had a significant impact on our profitability, resulting in lower net income in 2013 from 2012 despite the meaningful contributions from Metals USA.

        We did see slight improvement in our same-store tons sold in 2013, with more positive momentum in the second half that has continued into 2014. In 2013, our sales to the auto industry, mainly through our toll processing operations, were up from 2012 levels. Our sales into the aerospace and energy (oil and gas) end markets were strong in 2013, though down from prior periods. Non-residential construction remains our largest end market, and although we saw some indications of improving demand from some of our customers during 2013, overall activity levels in the non-residential construction end market remain well below the peak levels in 2006.

        As mentioned, we acquired Metals USA in April 2013 which contributed $1.24 billion to our 2013 sales. We also acquired Haskins Steel in November 2013 and, also in April, we acquired a real estate holding company that owns 18 real estate properties that we had been leasing. We invested $168 million in capital expenditures in 2013, with the majority related to growth activities, including the expansion and relocation of existing facilities, enhancing and adding processing capabilities, penetrating new geographic markets and expanding product offerings at existing locations. We materially increased our return of cash to shareholders, with a 57.5% increase in our dividend paid per share in 2013 compared to 2012.

        To fund these activities, we amended and extended our $1.5 billion revolving credit facility and added a $500 million term loan, both with five year terms and favorable pricing. We also issued $500 million of 4.5% senior notes due in 2023. In 2013, we repaid $330 million of borrowings subsequent to the $1.25 billion used to fund the Metals USA transaction.

        As of December 31, 2013, our net debt-to-capital ratio was 34.3%, down from 39.4% upon funding the Metals USA acquisition in April 2013.

        We believe we have significantly higher earnings capacity due to our exposure to industries that are poised for growth in the years ahead, our broad and diverse product base, and our wide geographic footprint. We are cautiously optimistic that the U.S. economy will continue its recovery throughout 2014, resulting in better demand and pricing for our products.

        We will continue to focus on working capital management, maximizing profitability of our existing businesses and achieving profitable growth through both acquisitions and internal investment. Our operating and growth strategies have helped us achieve industry-leading operating results on a consistent basis and we remain confident in our ability to continue our track record of success going forward.

Effect of Demand and Pricing Changes on our Operating Results

        Customer demand can have a significant impact on our results of operations. When volume increases our revenue dollars increase, which contributes to increased gross profit dollars. Variable costs also increase with volume including increases in our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce certain variable expenses when volumes decline, but we cannot easily reduce our fixed costs.

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

2013 Acquisitions

        On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired all of the issued and outstanding capital stock of Haskins Steel Co., Inc. ("Haskins Steel"), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel during the period from November 1, 2013 through December 31, 2013 were $4.3 million.

        On April 30, 2013, we acquired Travel Main Holdings, LLC ("Travel Main"), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

        On April 12, 2013, we acquired all of the issued and outstanding capital stock of Metals USA Holdings Corp. ("Metals USA"). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through December 31, 2013 were $1.24 billion.

2012 Acquisitions

        On October 1, 2012, through our wholly owned subsidiary Feralloy Corporation ("Feralloy"), we acquired all of the issued and outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) ("GH"), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base. GH operates as a wholly owned subsidiary of Feralloy and had net sales of $59.1 million for the year ended December 31, 2013.

        On October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC ("Sunbelt"), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry, headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $43.2 million for the year ended December 31, 2013.

        On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. ("Airport Metals"). Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $2.8 million for the year ended December 31, 2013.

        On April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. ("PSI"), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location which processes and delivers carbon steel, aluminum and stainless steel products on a "toll" basis, processing the metal for a fee without taking ownership of the metal. The Vonore location had net sales of $2.7 million for the year ended December 31, 2013.

        On April 3, 2012, we acquired all the issued and outstanding limited liability company interests of National Specialty Alloys, LLC ("NSA"), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $77.2 million for the year ended December 31, 2013.

        On February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey had net sales of $18.9 million for the year ended December 31, 2013.

Internal Growth Activities

        We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $168.0 million in 2013, with the majority of this spent on growth activities. We added and upgraded processing equipment to enable us to provide higher quality services to our existing and potential customers. We also built or purchased 19 new facilities in 2013 and expanded and reconfigured certain other facilities. In addition to gaining market share from these growth activities, we also improved our operating efficiencies.

Results of Operations

        The following table sets forth certain income statement data for each of the three years ended December 31 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	2013		2012		2011
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$9,223.8	100.0%	$8,442.3	100.0%	$8,134.7	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	6,826.2	74.0	6,235.4	73.9	6,148.7	75.6
Gross profit(1)	2,397.6	26.0	2,206.9	26.1	1,986.0	24.4
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	1,638.4	17.8	1,396.2	16.5	1,280.1	15.7
Depreciation expense	137.5	1.5	106.1	1.3	97.3	1.2
Amortization expense	54.9	0.6	42.9	0.5	35.8	0.4
Impairment of intangible asset	14.9	0.2	2.5	0.0	0.0	0.0

Operating income	$551.9	6.0%	$659.2	7.8%	$572.8	7.0%

(1)
Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2013	2012
	(in millions)
Net sales	$9,223.8	$8,442.3	$781.5	9.3%
Net sales, same-store	$7,777.8	$8,327.8	$(550.0)	(6.6)%

	Year Ended December 31,
			Tons Change	Percentage Change
	2013	2012
	(in thousands)
Tons sold	5,388.8	4,440.3	948.5	21.4%
Tons sold, same-store	4,458.8	4,420.0	38.8	0.9%

	Year Ended December 31,
			Price Change	Percentage Change
	2013	2012
Average selling price per ton sold	$1,712	$1,903	$(191.0)	(10.0)%
Average selling price per ton sold, same-store	$1,745	$1,886	$(141.0)	(7.5)%

        Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2013 and 2012 acquisitions.

        Our consolidated sales and tons are up significantly in 2013 compared to 2012, mainly due to our acquisition of Metals USA in April of 2013. Metals USA contributed $1.24 billion of net sales. In general, business activity in most all of our end markets was flat in 2013 compared to 2012 as our same-store tons sold increased by only 0.9% in 2013 compared to 2012, consistent with industry data reported by the Metals Service Center Institute ("MSCI"), which was up 0.3% during the same period. During the 2013 fourth quarter we experienced a normal seasonal slowdown, however the fall-off from the 2013 third quarter was less than typical. One end market that grew for us in 2013 as compared to 2012 was auto, primarily through our toll processing businesses in the U.S. and Mexico. Our other major industries that performed reasonably well were aerospace and farm equipment. The energy (oil and gas) market, although down from 2012 and 2011 levels, still continues to be one of our strongest. Non-residential construction, our largest end market, exhibited slight improvement, although at significantly reduced demand levels from its peak in 2006.

        Since we primarily purchase and sell our inventories in the "spot" market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

        Our 2013 average selling prices declined from 2012 mainly due to lower mill pricing as a result of lower raw material costs, increased imports and domestic increases in capacity for certain of the products we sell. Lower London Metal Exchange aluminum prices and reduced nickel surcharges were primarily responsible for the drop in common alloy aluminum and stainless steel prices, respectively.

        As a result of decreasing mill prices during most of the year, we sold most products at lower average selling prices compared to 2012 levels. Our major product same-store selling prices decreased in 2013 from 2012 levels as follows: carbon steel down 7.8%; aluminum down 4.2%; stainless steel down 9.7%; and alloy down 8.2%. As carbon steel sales represent slightly more than 50% of our sales dollars, changes in carbon steel prices have a significant impact on changes in our overall average price per ton sold.

        Our acquisition of Metals USA in 2013 contributed to the overall increase in our carbon steel products from 51% of total sales dollars in 2012 to 53% in 2013, which contributed to our company-wide average selling price per ton decline of 10.0% as compared to a 7.5% decline on a same-store basis.

Cost of Sales

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)

Cost of sales	$6,826.2	74.0%	$6,235.4	73.9%	$590.8	9.5%

        The increase in cost of sales in 2013 compared to 2012 is mainly due to increases in our tons sold resulting from our 2012 and 2013 acquisitions offset by lower mill pricing for most of our products. See "Net Sales" above for trends in both demand and costs of our products.

        Our inventory LIFO valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $50.2 million in 2013 compared to a credit, or income, of $64.1 million in 2012. Our LIFO valuation reserve as of December 31, 2013 and 2012 was $88.6 million and $138.8 million, respectively. Lower metal costs across all our major products in 2013 as compared to December 31, 2012 levels resulted in LIFO income.

Gross Profit

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)

Gross profit	$2,397.6	26.0%	$2,206.9	26.1%	$190.7	8.6%

        The increase in our gross profit is primarily due to the contribution from our acquisition of Metals USA on April 12, 2013 offseting the impact of the overall decline in our selling prices. See "Net Sales" and "Cost of Sales" for discussion on product pricing trends and our LIFO valuation reserve adjustments, respectively.

        Our gross profit margin was consistent and in our historical range of 25% to 27%. Our local managers were able to maintain margins in a declining price environment by providing high quality products and customer service.

Expenses

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)

S,G&A expense	$1,638.4	17.8%	$1,396.2	16.5%	$242.2	17.3%
Depreciation & amortization expense	$192.4	2.1%	$149.0	1.8%	$43.4	29.1%
Impairment of intangible asset	$14.9	0.2%	$2.5	0.0%	$12.4	496.0%

        Our expenses increased mainly due to the additional expenses of our 2013 and 2012 acquisitions and Metals USA acquisition related costs. The additional expenses provided by our 2013 and 2012 acquisitions were somewhat offset by lower variable costs, including profit-based compensation, as a result of lower levels of demand and profitability. Our S,G&A expense as a percent of net sales increased mainly due to reduced pricing in 2013.

        The increase in depreciation and amortization expense was mainly due to our 2013 and 2012 acquisitions and depreciation expense from our recent capital expenditures.

        We recorded impairment charges of $14.9 million and $2.5 million related to one of our trade name intangibles for the years ended December 31, 2013 and 2012, respectively. The 2013 impairment charge resulted from combining two of our operations to more efficiently service our customers in their markets, with the trade name associated with one of the operations no longer being used.

Operating Income

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Operating income	$551.9	6.0%	$659.2	7.8%	$(107.3)	(16.3)%

        Our operating income was lower in 2013 due to declines in our average selling prices, which were offset by contributions of our 2013 and 2012 acquisitions. Our operating income margin declined in 2013 mainly due to declines in our selling prices along with non-recurring acquisition related expenses, restructuring costs, and an impairment charge.

Other Income and Expense

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Interest	$(77.5)	(0.8)%	$(58.4)	(0.7)%	$(19.1)	32.7%
Other income (expense), net	$3.9	0.0%	$8.6	0.1%	$(4.7)	(54.7)%

        Interest expense increased in 2013 compared to 2012 primarily due to additional borrowings to fund our $1.25 billion acquisition of Metals USA in April 2013, including our new $500.0 million 4.5% senior notes. See discussion in the "Liquidity and Capital Resources" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The change in other income (expense), net in 2013 compared to 2012 was primarily due to foreign currency gains in 2012 on our intercompany balances with our Canadian operations that decreased significantly in 2013 due to positive cash flow from our Canadian operations.

Income Tax Rate

        Our effective income tax rate in 2013 was 32.1% compared to our 2012 rate of 33.0%. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Net income attributable to Reliance	$321.6	3.5%	$403.5	4.8%	$(81.9)	(20.3)%

        The decrease in our net income was primarily the result of lower gross profit dollars offset by contributions from our 2013 and 2012 acquisitions. The decline in our net income as a percentage of net sales is due to declines in our selling prices along with non-recurring acquisition related expenses, restructuring costs, and an impairment charge.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2012	2011
	(in millions)
Net sales	$8,442.3	$8,134.7	$307.6	3.8%
Net sales, same-store	$7,885.4	$7,930.0	$(44.6)	(0.6)%

	Year Ended December 31,
			Tons Change	Percentage Change
	2012	2011
	(in thousands)
Tons sold	4,440.3	4,213.5	226.8	5.4%
Tons sold, same-store	4,299.1	4,157.0	142.1	3.4%

	Year Ended December 31,
			Price Change	Percentage Change
	2012	2011
Average selling price per ton sold	$1,894.0	$1,930.0	$(36.0)	(1.9)%
Average selling price per ton sold, same-store	$1,827.0	$1,907.0	$(80.0)	(4.2)%

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

        As a result of decreasing mill prices during most of 2012, we sold most products at lower average selling prices compared to 2011 levels. Our major product same-store selling prices decreased in 2012 from 2011 levels as follows: carbon steel down 3.9%; aluminum down 2.1%; stainless steel down 10.4%; and alloy up 2.6%. As carbon steel sales represent slightly more than 50% of our sales dollars, changes in carbon steel prices have a significant impact on changes in our overall average price per ton sold.

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

Expenses

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense	$1,396.2	16.5%	$1,280.1	15.7%	$116.1	9.1%
S,G&A expense, same-store	$1,321.2	16.8%	$1,262.1	15.9%	$59.1	4.7%
Depreciation & amortization expense	$149.0	1.8%	$133.1	1.6%	$15.9	11.9%
Impairment of intangible asset	$2.5	0.0%	$0.0	0.0%	$2.5	100.0%

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

        We recorded an impairment charge of $2.5 million related to one of our trade name intangible assets for the year ended December 31, 2012.

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

Other Income and Expense

	Year Ended December 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Other income (expense), net	$8.6	0.1%	$(1.4)	(0.0)%	$10.0	(714.3)%

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

Liquidity and Capital Resources

Operating Activities

        Net cash provided by operating activities was $633.3 million in 2013 compared to $601.9 million in 2012. The increase of $31.4 million was mainly due to Metals USA generating $84 million in cash flow through inventory reduction initiatives implemented post-acquisition, which offset our lower profitability levels in 2013 compared to 2012.

        To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At December 31, 2013, our days sales outstanding rate was approximately 41.3 days compared to 42.1 days at December 31, 2012. Our inventory turn rate (based on dollars) during 2013 was about 4.2 times (or 2.9 months on hand), compared to our 2012 rate of 4.0 times (or 3.0 months on hand).

Investing Activities

        Net cash used in investing activities of $979.0 million was mainly comprised of our acquisitions and capital expenditures. We spent $821.1 million on acquisitions, net of cash acquired, in 2013. Capital expenditures were $168.0 million in 2013 compared to $214.0 million in 2012. The majority of our 2013 capital expenditures related to growth initiatives to expand or relocate existing facilities, to add or upgrade equipment, and to meet ongoing maintenance requirements.

Financing Activities

        Our net cash provided by financing activities of $332.1 million was mainly comprised of net borrowings and proceeds received from the exercise of employee stock options offset by increased dividend payments to our shareholders. Our 2013 net borrowings of $370.4 million was primarily used to fund our acquisitions. We paid dividends to our shareholders of $96.9 million in 2013, an increase of $36.7 million from 2012, due to increases in our regular quarterly dividend rate. Our proceeds from exercises of stock options in 2013 were $70.1 million, a significant increase from $42.1 million in 2012.

        Our Board of Directors increased the quarterly dividend to $0.30 from $0.25 per share of common stock in February 2013, and increased it again in July 2013 to $0.33 per share. On February 18, 2014, our Board of Directors declared the 2014 first quarter regular cash dividend of $0.35 per share of common stock, an increase of 6% from $0.33 per share. We have increased our dividend 21 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 54 consecutive years.

Liquidity

        Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2013 was $2.11 billion, up from $1.21 billion at December 31, 2012. At December 31, 2013, we had $480.0 million in outstanding borrowings on our $1.5 billion revolving credit facility. As of December 31, 2013, our net debt-to-capital ratio was 34.3%, up from 23.8% as of December 31, 2012 and down from 39.4% upon funding the Metals USA acquisition in April 2013.

        On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement ("Credit Agreement") with 26 banks as lenders. The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan, expiring April 4, 2018. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request subject to approval of the lenders and certain other conditions. We intend to use the revolving credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions.

        We also have other revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $21.6 million and with combined outstanding balances of $9.5 million and $8.3 million as of December 31, 2013 and December 31, 2012, respectively.

Capital Resources

        On November 20, 2006, we entered into an indenture (the "2006 Indenture"), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

        On April 12, 2013, we entered into an indenture (the "2013 Indenture" and, together with the 2006 Indenture, the "Indentures"), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023. The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

        Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by our named 100%-owned domestic subsidiaries that guarantee our borrowings under the Credit Agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

        The $500.0 million term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

        Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.9 million as of December 31, 2013 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $43.0 million as of December 31, 2013. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

        Our net debt-to-total capital ratio was 34.3% at December 31, 2013; up from December 31, 2012 rate of 23.8% (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders' equity plus total debt, net of cash). The increase is mainly due to indebtedness incurred in connection with our acquisition of Metals USA. Upon funding of the $1.25 billion Metals USA acquisition, our net debt-to-total capital ratio was 39.4%. Since that time, we have repaid approximately $330 million of debt.

        As of December 31, 2013, we had $573.4 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018. We are comfortable that we will be able to fund our debt obligations as well as our working capital, capital expenditure, dividend, growth and other needs with a combination of cash flow from operations and borrowings on our revolving credit facility, as well as raising additional funds in the bank or capital markets, as appropriate. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise. Our investment grade credit rating enhances our ability to effectively raise funding, if needed.

Covenants

        Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio and includes a change of control provision, among other things. Our interest coverage ratio for the twelve-month period ended December 31, 2013 was approximately 7.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of December 31, 2013 calculated in accordance with the terms of the Credit Agreement was 35.8% compared to the financial covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders' equity plus total debt).

        Additionally, all of our 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the Credit Agreement and the Indentures. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 88% of total consolidated tangible assets as of December 31, 2013.

        We were in compliance with all debt covenants as of December 31, 2013.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        As of December 31, 2013 and 2012, we were contingently liable under standby letters of credit in the aggregate amounts of $59.2 million and $31.6 million, respectively. The letters of credit are related to insurance policies, construction projects, and outstanding bonds.

Contractual Obligations and Other Commitments

        The following table summarizes our contractual obligations as of December 31, 2013. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-Term Debt Obligations	$2,112.3	$36.5	$486.4	$829.8	$759.6
Estimated Interest on Long-Term Debt(1)	740.7	77.7	149.7	93.4	419.9
Operating Lease Obligations	249.5	58.8	90.0	56.1	44.6
Purchase Obligations—Other(2)	107.0	53.4	47.6	5.3	0.7
Other Long-Term Liabilities
Reflected on the Balance Sheet under GAAP(3)	59.1	8.6	4.8	17.4	28.3

Total	$3,268.6	$235.0	$778.5	$1,002.0	$1,253.1

(1)
Interest is estimated using applicable rates as of December 31, 2013 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $480 million is assumed to remain unchanged until its maturity date in April 2018.

(2)
The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments, typically for aerospace-related materials.

(3)
Includes the estimated benefit payments for the next ten years for various long-term retirement plans. For qualified defined benefit plans we have only included the estimated employer contribution amounts for 2014 as funding projections beyond 2014 are not practical to estimate. We have excluded deferred income taxes of $690.8 million, long-term tax contingencies of $19.4 million and other long-term liabilities of $16.5 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Goodwill and Other Intangible Assets

        Effective January 1, 2012, we revised our internal reporting package for our Chief Operating Decision Maker (our Chief Executive Officer) and our Board of Directors in order to better align internal reporting with the way performance is measured and key resource allocation decisions are made, which are primarily based on enterprise level data. As part of the segment reassessment process triggered by this change in accordance with the guidance provided within the Segment Reporting topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification"), we concluded that we have one operating segment and also one reporting unit for goodwill impairment purposes. There was no change in our reportable segments; we have one reportable segment, metals service centers.

        Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.69 billion as of December 31, 2013, or approximately 23% of total assets or 44% of Reliance shareholders' equity. Additionally, other intangible assets, net amounted to $1.21 billion at December 31, 2013, or approximately 17% of total assets or 31% of Reliance shareholders' equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

  Inventories

          A significant portion of our inventory is valued using the last-in, first-out ("LIFO") method. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in our cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2013, cost on the first-in, first-out ("FIFO") method exceeded our LIFO value of inventories by $88.6 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are significantly below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.

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

          For information regarding our deferred tax assets and liabilities, provision for income taxes as well as information regarding differences between our effective income tax rate and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements. Our income tax rate may be affected by future acquisitions, changes in the geographic composition of our income from operations, changes in our estimates of credits or deductions, changes in our assessment of tax exposure items, and the resolution of issues arising from tax audits with various tax authorities, among others.

  Long-Lived Assets—Goodwill and Indefinite-Lived Intangible Assets

          We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, as necessary. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2013, 2012 or 2011. We recognized impairment losses of $14.9 million and $2.5 million related to one of our trade name intangible assets for the years ended December 31, 2013 and 2012, respectively. No impairment of intangible assets with indefinite lives was recognized for the year ended December 31, 2011.

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

  Long-Lived Assets—Other

          We review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization, and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

Commodity price risk

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the "spot" market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pre-tax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels, which historically have been in the 25% to 27% range.

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

        Total foreign currency transaction gains and losses impacting earnings were as follows: $2.6 million of losses in 2013, $1.7 million of gains in 2012 and $5.9 million of losses in 2011.

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

        Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. As of December 31, 2013, our total variable interest rate debt outstanding amounted to approximately $969.2 million, which was primarily comprised of the borrowings on our revolving credit facility of $480.0 million and new term loan of $467.5 million. A hypothetical 1% increase in interest rates on $969.2 million of debt would result in approximately $9.7 million of additional interest expense on an annual basis.

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

        We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.'s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 27, 2014

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$83.6	$97.6
Accounts receivable, less allowance for doubtful accounts of $18.9 at December 31, 2013 and $20.5 at December 31, 2012	983.5	807.7
Inventories	1,540.0	1,272.3
Prepaid expenses and other current assets	59.0	40.9
Income taxes receivable	33.9	28.4
Deferred income taxes	38.9	30.5

Total current assets	2,738.9	2,277.4
Property, plant and equipment:
Land	191.7	155.6
Buildings	934.6	725.1
Machinery and equipment	1,350.3	1,124.7
Accumulated depreciation	(872.7)	(764.7)

	1,603.9	1,240.7
Goodwill	1,691.6	1,314.6
Intangible assets, net	1,213.8	936.5
Cash surrender value of life insurance policies, net	45.4	45.2
Investments in unconsolidated entities	14.1	15.5
Other assets	33.3	27.8

Total assets	$7,341.0	$5,857.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280.3	$255.6
Accrued expenses	91.1	87.4
Accrued compensation and retirement costs	119.5	112.8
Accrued insurance costs	46.0	38.8
Current maturities of long-term debt and short-term borrowings	36.5	83.6

Total current liabilities	573.4	578.2
Long-term debt	2,072.5	1,123.8
Long-term retirement costs	84.0	94.9
Other long-term liabilities	35.9	27.1
Deferred income taxes	690.8	466.3
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares—5,000,000 None issued or outstanding	—	—
Common stock, no par value:
Authorized shares—200,000,000
Issued and outstanding shares—77,492,017 at December 31, 2013 and 76,042,546 at December 31, 2012, stated capital	818.3	722.2
Retained earnings	3,063.0	2,837.7
Accumulated other comprehensive loss	(6.7)	(1.5)

Total Reliance shareholders' equity	3,874.6	3,558.4
Noncontrolling interests	9.8	9.0

Total equity	3,884.4	3,567.4

Total liabilities and equity	$7,341.0	$5,857.7

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$9,223.8	$8,442.3	$8,134.7
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,826.2	6,235.4	6,148.7
Warehouse, delivery, selling, general and administrative	1,638.4	1,396.2	1,280.1
Depreciation and amortization	192.4	149.0	133.1
Impairment of intangible asset	14.9	2.5	—

	8,671.9	7,783.1	7,561.9
Operating income	551.9	659.2	572.8
Other income (expense):
Interest	(77.5)	(58.4)	(59.8)
Other income (expense), net	3.9	8.6	(1.4)

Income before income taxes	478.3	609.4	511.6
Income tax provision	153.6	201.1	162.4

Net income	324.7	408.3	349.2
Less: Net income attributable to noncontrolling interests	3.1	4.8	5.4

Net income attributable to Reliance	$321.6	$403.5	$343.8

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$4.14	$5.33	$4.58

Basic earnings per common share attributable to Reliance shareholders	$4.19	$5.36	$4.60

Cash dividends per share	$1.26	$0.80	$0.48

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$324.7	$408.3	$349.2
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(17.8)	10.6	(9.9)
Unrealized gain (loss) on investments, net of tax	0.4	0.2	(0.2)
Pension and postretirement benefit adjustments, net of tax	12.2	(3.5)	(9.0)

Total other comprehensive (loss) income	(5.2)	7.3	(19.1)

Comprehensive income	319.5	415.6	330.1
Less: comprehensive income attributable to noncontrolling interests	3.1	4.8	5.4

Comprehensive income attributable to Reliance	$316.4	$410.8	$324.7

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share and per share amounts)

	Reliance Shareholders'
	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings		Non- controlling Interests
	Shares	Amount				Total
Balance at December 31, 2010	74,639,223	$624.7	$2,188.7	$10.3	$6.4	$2,830.1
Net income	—	—	343.8	—	5.4	349.2
Other comprehensive loss	—	—	—	(19.1)	—	(19.1)
Payments to noncontrolling interest holders	—	—	—	—	(3.7)	(3.7)
Share-based compensation	102,079	21.3	—	—	—	21.3
Stock options exercised	266,392	11.1	—	—	—	11.1
Share-based compensation tax deficit	—	—	(1.0)	—	—	(1.0)
Cash dividends—$0.48 per share	—	—	(35.9)	—	—	(35.9)

Balance at December 31, 2011	75,007,694	657.1	2,495.6	(8.8)	8.1	3,152.0
Net income	—	—	403.5	—	4.8	408.3
Other comprehensive income	—	—	—	7.3	—	7.3
Noncontrolling interests purchased	—	—	—	—	(0.8)	(0.8)
Payments to noncontrolling interest holder	—	—	—	—	(3.1)	(3.1)
Share-based compensation	16,842	23.0	—	—	—	23.0
Stock options exercised	1,018,010	42.1	—	—	—	42.1
Share-based compensation tax deficit	—	—	(1.2)	—	—	(1.2)
Cash dividends—$0.80 per share	—	—	(60.2)	—	—	(60.2)

Balance at December 31, 2012	76,042,546	722.2	2,837.7	(1.5)	9.0	3,567.4
Net income	—	—	321.6	—	3.1	324.7
Other comprehensive loss	—	—	—	(5.2)	—	(5.2)
Payments to noncontrolling interest holders	—	—	—	—	(2.3)	(2.3)
Share-based compensation	12,418	26.0	—	—	—	26.0
Stock options exercised	1,437,053	70.1	—	—	—	70.1
Share-based compensation tax benefit	—	—	0.6	—	—	0.6
Cash dividends—$1.26 per share	—	—	(96.9)	—	—	(96.9)

Balance at December 31, 2013	77,492,017	$818.3	$3,063.0	$(6.7)	$9.8	$3,884.4

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$324.7	$408.3	$349.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	192.4	149.0	133.1
Impairment of intangible asset	14.9	2.5	—
Deferred income tax provision (benefit)	3.1	2.8	(27.2)
Loss (gain) on sales of property, plant and equipment	0.7	(2.9)	(2.6)
Equity in earnings of unconsolidated entities	(2.3)	(2.2)	(2.2)
Dividends received from unconsolidated entities	3.9	2.9	3.9
Share-based compensation expense	26.0	23.0	21.3
Other	(0.4)	4.4	5.8
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	25.4	123.1	(145.9)
Inventories	111.9	(1.3)	(231.0)
Prepaid expenses and other assets	(17.3)	(18.9)	22.8
Accounts payable and other liabilities	(49.7)	(88.8)	107.6

Net cash provided by operating activities	633.3	601.9	234.8
Investing activities:
Purchases of property, plant and equipment	(168.0)	(214.0)	(156.4)
Acquisitions, net of cash acquired	(821.1)	(166.9)	(313.3)
Proceeds from sales of property, plant and equipment	11.9	8.2	9.0
Net investment in life insurance policies	(10.3)	(11.2)	(9.0)
Net proceeds from redemption of life insurance policies	7.7	2.9	3.6
Other	0.8	(0.7)	(8.5)

Net cash used in investing activities	(979.0)	(381.7)	(474.6)
Financing activities:
Net short-term debt repayments	(473.0)	(63.2)	(104.7)
Proceeds from long-term debt borrowings	2,297.9	641.0	995.0
Principal payments on long-term debt	(1,454.5)	(763.0)	(606.6)
Debt issuance costs	(10.3)	—	(7.3)
Payments to noncontrolling interest holders	(2.3)	(3.1)	(3.7)
Noncontrolling interests purchased	—	(0.8)	—
Dividends paid	(96.9)	(60.2)	(35.9)
Excess benefit (tax deficit) from share-based compensation	1.1	(0.4)	(0.3)
Exercise of stock options	70.1	42.1	11.1

Net cash provided by (used in) financing activities	332.1	(207.6)	247.6
Effect of exchange rate changes on cash	(0.4)	0.4	3.9

(Decrease) increase in cash and cash equivalents	(14.0)	13.0	11.7
Cash and cash equivalents at beginning of year	97.6	84.6	72.9

Cash and cash equivalents at end of year	$83.6	$97.6	$84.6

Supplemental cash flow information:
Interest paid during the year	$74.2	$58.7	$57.4
Income taxes paid during the year, net	$161.4	$245.7	$149.2
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions of metals service centers	$529.9	$59.4	$104.7

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Business

        We operate a metals service center network of more than 290 locations in 39 states in the U.S. and in ten other countries (Australia, Belgium, Canada, China, Malaysia, Mexico, Singapore, South Korea, the U.A.E. and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business as a metals service center operator.

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

December 31, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements with the exception of our $1.1 billion publicly traded senior unsecured notes. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2013 and 2012 were approximately $1.14 billion and $675.1 million, respectively, compared to their carrying values of approximately $1.10 billion and $598.5 million, as of the end of each period, respectively. These estimated fair values are based on Level 2 inputs.

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

Goodwill

        Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually. We have one operating segment and one reporting unit for goodwill impairment purposes.

        We test for impairment of goodwill by assessing qualitative factors to determine if the fair value of the reporting unit is more likely than not below the carrying value of the reporting unit. We also calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform the required annual goodwill impairment evaluation on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

        Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We recognized impairment losses of $14.9 million and $2.5 million related to one of our trade name intangible assets for the years ended December 31, 2013 and 2012, respectively. No impairment of intangible assets with indefinite lives was determined to exist for the year ended December 31, 2011.

        We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Long-lived asset related impairment losses recognized during the years ended December 31, 2013, 2012 and 2011 were not significant.

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

        Shipping and handling charges to our customers are included in Net sales. Costs incurred in connection with shipping and handling our products, which are related to third-party carriers are not material and are typically included in Cost of sales. Costs incurred in connection with shipping and handling our products that are performed by our personnel are typically included in operating expenses. For the years ended December 31, 2013, 2012 and 2011, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $284.8 million, $236.3 million, and $220.9 million, respectively.

Segment Information

        We have one reportable segment, metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2013	2012	2011
Carbon steel	53%	51%	53%
Aluminum	15%	15%	15%
Stainless steel	14%	15%	15%
Alloy steel	10%	12%	10%
Toll processing	2%	2%	2%
Other	6%	5%	5%

Total	100%	100%	100%

        The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2013
Net sales	$8,682.2	$541.6	$9,223.8
Long-lived assets	4,296.6	305.5	4,602.1
Year Ended December 31, 2012
Net sales	7,861.3	581.0	8,442.3
Long-lived assets	3,270.9	309.4	3,580.3
Year Ended December 31, 2011
Net sales	7,647.4	487.3	8,134.7
Long-lived assets	3,035.1	296.1	3,331.2

Share-Based Compensation

        All of our share-based compensation plans are considered equity plans. We calculate the fair value of stock option awards on the date of grant based on the closing market price of our common stock, using a Black-Scholes option-pricing model. The fair value of restricted stock grants is determined based on the fair value of our common stock on the date of the grant. The fair value of stock option and restricted stock awards is expensed on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The share-based compensation expense recorded was $26.0 million, $23.0 million, and $21.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

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

December 31, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

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

Foreign Currencies

        The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other income (expense), net caption and amounted to a net loss of $2.6 million for the year ended December 31 2013, a net gain of $1.7 million for the year ended December 31, 2012 and a net loss of $5.9 million for the year ended December 31, 2011.

Impact of Recently Issued Accounting Standards—Adopted

        Comprehensive Income Reporting and Disclosures—On January 1, 2013, we adopted changes issued by the FASB, which require additional disclosures for the reclassification of significant amounts from accumulated other comprehensive income (loss) to net income. This guidance requires that the effect of certain significant amounts be presented either on the face of the consolidated statements of comprehensive income or in a single note. For other amounts, we are required to cross-reference disclosures that provide additional detail about those amounts. The adoption of these changes did not have a material impact on our consolidated financial statements.

        Intangible Assets Impairment—On October 1, 2012, we adopted changes issued by the Financial Accounting Standards Board ("FASB") related to testing of indefinite-lived intangible assets for

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

impairment. The new guidance allows companies the option to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets is impaired and whether it is necessary to perform a quantitative impairment test. The adoption of these changes did not have a material impact on our consolidated financial statements.

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

Note 2. Acquisitions

2013 Acquisitions

        On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired all of the capital stock of Haskins Steel Co., Inc. ("Haskins Steel"), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel during the period from November 1, 2013 through December 31, 2013 were $4.3 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2. Acquisitions (Continued)

        On April 30, 2013, we acquired Travel Main Holdings, LLC ("Travel Main"), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness. The cash portion of the purchase price was funded with borrowings on our revolving credit facility.

        On April 12, 2013, we acquired all the outstanding shares of Metals USA Holdings Corp. ("Metals USA"). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA during the period from April 13, 2013 through December 31, 2013 were $1.24 billion.

        The purchase price for Metals USA of $766.8 million along with assumed debt of $486.1 million represents a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA's debt with proceeds from our $500.0 million term loan, which we entered into in April 2013, and our April 2013 $500.0 million senior notes offering, with the balance drawn on our existing $1.5 billion revolving credit facility (see Note 8). For the year ended December 31, 2013, we incurred approximately $11.4 million in transaction related costs, which are included in Warehouse, delivery, selling, general and administrative expenses.

        As of December 31, 2013, the preliminary allocation of the total purchase price of Metals USA to the fair values of assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$3.2
Accounts receivable	206.0
Inventories	379.5
Property, plant and equipment	242.6
Goodwill	381.5
Intangible assets subject to amortization	137.6
Intangible assets not subject to amortization	203.0
Other current and long-term assets	9.1

Total assets acquired	1,562.5

Current and long-term debt	486.1
Deferred taxes	184.4
Other current and long-term liabilities	125.2

Total liabilities assumed	795.7

Net assets acquired	$766.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2. Acquisitions (Continued)

2012 Acquisitions

        On October 1, 2012, through our wholly owned subsidiary Feralloy Corporation ("Feralloy"), we acquired all the outstanding capital stock of GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) ("GH"), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base. GH operates as a wholly owned subsidiary of Feralloy and had net sales of $59.1 million for the year ended December 31, 2013.

        On October 1, 2012, we acquired all the outstanding limited liability company interests of Sunbelt Steel Texas, LLC ("Sunbelt"), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry, headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $43.2 million for the year ended December 31, 2013.

        On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our newly-formed subsidiary Bralco Metals (Australia) Pty Ltd. ("Airport Metals"). Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $2.8 million for the year ended December 31, 2013.

        On April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. ("PSI"), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location, which processes and delivers carbon steel, aluminum and stainless steel products on a "toll" basis, processing the metal for a fee without taking ownership of the metal. The Vonore location had net sales of $2.7 million for the year ended December 31, 2013.

        On April 3, 2012, we acquired all the outstanding limited liability company interests of National Specialty Alloys, LLC ("NSA"), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $77.2 million for the year ended December 31, 2013.

        On February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. McKey had net sales of $18.9 million for the year ended December 31, 2013.

        The combined transaction value of our 2012 acquisitions was $226.5 million, which included the assumption and repayment of $59.4 million of debt. We funded these acquisitions with borrowings on our revolving credit facility.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2. Acquisitions (Continued)

        The allocation of the total purchase price of our 2012 acquisitions to the fair values of the assets acquired and liabilities assumed is as follows:

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

2011 Acquisition

        On August 1, 2011, we acquired all the outstanding capital securities of Continental Alloys & Services, Inc. ("Continental"), headquartered in Houston, Texas, and certain affiliated companies. Continental is a leading global materials management company focused on high-end steel and alloy pipe, tube and bar products and precision manufacturing of various tools designed for well completion programs of global energy service companies and has 12 locations in seven countries including Canada, Malaysia, Mexico, Singapore, the U.A.E., the United Kingdom, and the United States. This acquisition aligns well with our diversification strategy by increasing our exposure to the energy (oil and gas) market, including the addition of Oil Country Tubular Goods ("OCTG") products, new processing capabilities, and entry into new international markets. Continental and its affiliates had combined net sales of approximately

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2. Acquisitions (Continued)

$414.1 million for the year ended December 31, 2013. The allocation of the total purchase price of Continental to the fair values of the assets acquired and liabilities assumed is as follows:

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

Summary purchase price allocation information for all acquisitions

        All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition's purchase price as of December 31, 2013 or 2012, as applicable. The purchase price allocations for the 2013 acquisitions are preliminary and are pending the completion of various pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

        As part of the purchase price allocations of the 2013, 2012 and 2011 acquisitions, $206.8 million, $37.9 million and $70.6 million, respectively, were allocated to the trade names acquired, $1.0 million of which is subject to amortization. We determined that substantially all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for 2013, 2012 and 2011 acquisitions of $135.3 million, $44.3 million and $101.8 million, respectively, with weighted average lives of 12.5, 10.0 and 10.0 years, respectively. The goodwill arising from our 2013, 2012, and 2011 acquisitions consists largely of the synergies and economies of scale expected from the combined operations. Tax deductible goodwill from our 2013, 2012 and 2011 acquisitions amounted to $106.7 million, $30.3 million, and $4.5 million, respectively. Total tax deductible goodwill amounted to approximately $554.6 million as of December 31, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2. Acquisitions (Continued)

Pro forma financial information

        The following pro forma summary financial results present the consolidated results of operations as if the acquisition of Metals USA had occurred as of January 1, 2012, after the effect of certain adjustments, including interest expense on the acquisition debt, non-recurring acquisition related costs, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect Metals USA's historical method for inventory valuation, which was the first-in, first-out (FIFO) method for the majority of its inventories. Metals USA adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition. The pro forma summary financial results for the year ended December 31, 2013 excluded approximately $48.7 million of acquisition and related costs.

        The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Metals USA acquisition been made as of January 1, 2012, or of any potential results which may occur in the future.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in millions, except per share amounts)	(in millions, except per share amounts)
Pro forma:
Net sales	$9,753.8	$10,425.9
Net income attributable to Reliance	$328.9	$444.8
Diluted earnings per common share attributable to Reliance shareholders	$4.24	$5.88
Basic earnings per common share atrributable to Reliance shareholders	$4.28	$5.91

Note 3. Joint Ventures and Noncontrolling Interests

        The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when ownership interest is greater than 50%.

        We have three joint venture arrangements with noncontrolling interests: Acero Prime S. de R.L. de C.V. (40%-owned) and Oregon Feralloy Partners LLC (40%-owned). In April 2013, through our acquisition of Metals USA, we acquired a 45%-owned interest in Eagle Steel Products, Inc. These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Investments in unconsolidated entities caption of the balance sheet. Equity in earnings of these entities and related distribution of earnings have not been material to our results of operations or cash flows.

        Operations that are majority owned by us are as follows: Indiana Pickling & Processing Company (56%-owned), Feralloy Processing Company (51%-owned), FP Structural Solutions (70%-owned), and Valex Corp. (97%-owned), and its operations in the People's Republic of China and in South Korea, in which Valex Corp. has 92% and 94% ownership, respectively. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3. Joint Ventures and Noncontrolling Interests (Continued)

noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying statements of income.

Note 4. Inventories

        Our inventories have primarily been stated on the last-in, first-out ("LIFO") method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. As of December 31, 2013 and 2012, cost on the first-in, first-out ("FIFO") method exceeded the LIFO value of inventories by $88.6 million and $138.8 million, respectively. Inventories of $206.8 million and $243.7 million as of December 31, 2013 and 2012, respectively, were stated on the FIFO method, which is not in excess of market.

        Cost decreases in 2013 and 2012 for the majority of our products were the primary cause of the $50.2 million and $64.1 million reduction in the LIFO valuation reserve, respectively, which lowered cost of sales. Cost increases in 2011 for the majority of our products was the primary cause of an $85.3 million increase in the LIFO valuation reserve, which increased cost of sales. There were insignificant liquidations of LIFO inventory quantities in 2013, 2012 and 2011.

Note 5. Goodwill

        The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at December 31, 2010	$1,109.6
Acquisition	138.5
Purchase price allocation adjustments	0.2
Effect of foreign currency translation	(4.0)

Balance at December 31, 2011	1,244.3
Acquisitions	68.0
Effect of foreign currency translation	2.3

Balance at December 31, 2012	1,314.6
Acquisitions	382.4
Effect of foreign currency translation	(5.4)

Balance at December 31, 2013	$1,691.6

        We had no accumulated impairment losses related to goodwill at December 31, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6. Intangible Assets, net

        Intangible assets, net, consisted of the following:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$8.0	$(7.3)	$8.0	$(7.1)
Loan fees	41.5	(24.1)	31.2	(20.2)
Customer lists/relationships	654.3	(200.6)	524.0	(153.3)
Software—internal use	8.1	(6.3)	8.1	(5.5)
Other	7.4	(2.7)	6.4	(2.5)

	719.3	(241.0)	577.7	(188.6)
Intangible assets not subject to amortization:
Trade names	735.5	—	547.4	—

	$1,454.8	$(241.0)	$1,125.1	$(188.6)

        Intangible assets recorded in connection with our 2013 acquisitions were approximately $345.8 million. The Company also recorded $10.3 million of intangible assets in connection with the amendment of its syndicated credit agreement. Foreign currency translation losses related to intangible assets, net, in 2013 were approximately $6.7 million. Impairment losses of $14.9 million and $2.5 million were recognized during the years ended December 31, 2013 and 2012, respectively, related to one of our trade names.

        Amortization expense for intangible assets amounted to approximately $54.9 million, $45.4 million and $35.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2014	$55.8
2015	53.7
2016	52.0
2017	47.5
2018	41.4

Note 7. Cash Surrender Value of Life Insurance Policies, net

        The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $45.4 million and $45.2 million as of December 31, 2013 and 2012, respectively.

        Our wholly owned subsidiary, Earle M. Jorgensen Company ("EMJ"), is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7. Cash Surrender Value of Life Insurance Policies, net (Continued)

individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ's former employee stock ownership plan and shares held individually by employees upon the termination of their employment. We are also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.

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

        Annually, we expect to borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. In 2013, we borrowed $36.5 million against the cash surrender value of certain policies, which was used to partially pay premiums, principal and accrued interest owed of $46.8 million. In 2012, we borrowed $33.0 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $44.2 million. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

        As of December 31, 2013 and 2012, loans and accrued interest outstanding on EMJ's life insurance policies were approximately $447.8 million and $412.7 million, respectively. There were no borrowings available as of December 31, 2013 and December 31, 2012. Interest expense on borrowings against cash surrender values is included in the Other income (expense), net caption in the accompanying statements of income (see Note 13).

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 8. Debt

        Debt consists of the following:

	December 31, 2013	December 31, 2012
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$480.0	$525.0
Senior unsecured term loan due from March 31, 2014 to April 4, 2018	467.5	—
Senior unsecured notes repaid on July 2, 2013	—	75.0
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	—
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	64.8	8.9

Total	2,112.3	1,208.9
Less: unamortized discount	(3.3)	(1.5)
Less: amounts due within one year and short term borrowings	(36.5)	(83.6)

Total long-term debt	$2,072.5	$1,123.8

Unsecured Revolving Credit Facility

        On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement ("Credit Agreement") with 26 banks as lenders. The Credit Agreement amends and restates our existing $1.5 billion unsecured revolving credit facility and provides for a $500.0 million term loan, maturing on April 4, 2018. The term loan will amortize in quarterly installments, resulting in an annual amortization of 5% during the first year, 5% during the second year, 10% during the third year, 10% during the fourth year and 10% during the fifth year with the balance to be paid at maturity. The Credit Agreement includes an option to increase the revolving credit facility for up to an additional $500.0 million at our request, subject to approval of the lenders and certain other conditions. Interest on borrowings from the amended and restated revolving credit facility is at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion as of December 31, 2013. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

        Weighted average rates on borrowings outstanding on the revolving credit facility were 1.41% and 1.46% as of December 31, 2013 and 2012, respectively. As of December 31, 2013, we had $59.2 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $190.8 million of letters of credit.

Senior Unsecured Notes—Private Placements

        We had $75.0 million of outstanding senior unsecured notes at a fixed rate of 5.35% issued in private placements of debt as of December 31, 2012. On July 2, 2013, the outstanding notes matured and we paid off the notes with borrowings under our revolving credit facility.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 8. Debt (Continued)

Senior Unsecured Notes—Publicly Traded

        On November 20, 2006 we entered into an indenture (the "2006 Indenture"), for the issuance of $600 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

        On April 12, 2013, we entered into an indenture (the "2013 Indenture" and, together with the 2006 Indenture, the "Indentures"), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023. The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

        Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by our named 100%-owned domestic subsidiaries that guarantee our borrowings under the Credit Agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

Other Notes and Revolving Credit Facilities

        Other revolving credit facilities with a combined credit limit of approximately $21.6 million are in place for operations in Asia and Europe with combined outstanding balances of $9.5 million and $8.3 million as of December 31, 2013 and December 31, 2012, respectively.

        Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.9 million as of December 31, 2013 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $43.0 million as of December 31, 2013. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

        We were in compliance with all debt covenants as of December 31, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 8. Debt (Continued)

Debt Maturities

        The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2014	$36.5
2015	45.5
2016	440.9
2017	50.5
2018	779.3
Thereafter	759.6

$2,112.3

Note 9. Income Taxes

        Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2009 or state and local examinations before 2007.

        Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current:
Federal	$121.4	$159.1	$153.1
State	19.1	26.5	22.1
Foreign	10.0	12.7	14.4

	150.5	198.3	189.6
Deferred:
Federal	1.5	2.5	(24.1)
State	1.5	0.5	(2.3)
Foreign	0.1	(0.2)	(0.8)

	3.1	2.8	(27.2)

	$153.6	$201.1	$162.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9. Income Taxes (Continued)

        Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S.	$438.4	$551.6	$452.0
International	39.9	57.8	59.6

Income before income taxes	$478.3	$609.4	$511.6

        The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	2.9	2.9	2.4
Net effect of life insurance policies	(3.2)	(2.2)	(2.3)
Net effect of changes in unrecognized tax benefits	(0.5)	—	—
Domestic production activity deduction	(1.1)	(1.2)	(1.5)
Other, net	(1.0)	(1.5)	(1.9)

Effective tax rate	32.1%	33.0%	31.7%

        Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$77.7	$66.9
Inventory costs capitalized for tax purposes	28.4	25.8
Share-based compensation	19.5	21.1
Allowance for doubtful accounts	6.9	7.8
Tax credits carryforwards	1.3	1.1
Net operating loss carryforwards	10.2	3.4
Other	1.9	3.5

Total deferred tax assets	145.9	129.6
Deferred tax liabilities:
Property, plant and equipment, net	(257.6)	(165.9)
Goodwill and other intangible assets	(465.2)	(360.9)
LIFO inventories	(49.2)	(38.6)
Deferred income	(25.8)	—

Total deferred tax liabilities	(797.8)	(565.4)

Net deferred tax liabilities	$(651.9)	$(435.8)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9. Income Taxes (Continued)

        As of December 31, 2013, we had available federal and state net operating loss carryforwards ("NOL") of $22.4 million and $3.5 million, respectively, to offset future income taxes, expiring in years 2014 through 2033. The federal NOL was assumed in our acquisition of Metals USA and is subject to an annual limitation amount. We believe that it is more likely than not that we will be able to realize these NOL's within their respective carryforward periods.

Taxes on Foreign Income

        As of December 31, 2013, unremitted earnings of subsidiaries outside of the United States were approximately $202.8 million on which no United States taxes had been provided. Our intention is to indefinitely reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Unrecognized Tax Benefits

        We are under audit by various state jurisdictions but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Unrecognized tax benefits at January 1	$15.9	$16.1	$15.4
Assumed in acquisition	5.0	—	—
Increases in tax positions for prior years	1.1	0.6	1.3
Decreases in tax positions for prior years	(2.1)	—	(0.2)
Increases in tax positions for current year	3.6	4.1	3.7
Settlements	(3.5)	(1.1)	(0.1)
Lapses in statutes-of-limitation periods	(0.6)	(3.8)	(4.0)

Unrecognized tax benefits at December 31	$19.4	$15.9	$16.1

        As of December 31, 2013, $19.4 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were approximately $1.0 million and $0.9 million as of December 31, 2013 and 2012, respectively.

Note 10. Share-Based Compensation Plans

        We grant share-based compensation to our employees and directors. At December 31, 2013, an aggregate of 2,894,863 shares were authorized for future grant under our various share-based compensation plans, including stock options, restricted stock units, and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. Upon exercises of stock options, vesting of restricted stock units, and vesting of restricted shares under all of our stock plans, we issue new shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10. Share-Based Compensation Plans (Continued)

Stock Options

        Stock option activity under all the plans is as follows:

Stock Options	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2010	3,880,052	$44.76
Granted	1,037,250	55.73
Exercised	(266,392)	41.60
Expired or forfeited	(135,350)	47.57

Outstanding at December 31, 2011	4,515,560	47.39
Exercised	(1,018,010)	41.40
Expired or forfeited	(92,050)	49.55

Outstanding at December 31, 2012	3,405,500	49.12
Exercised	(1,437,053)	48.78
Expired or forfeited	(31,206)	51.37

Outstanding at December 31, 2013	1,937,241	$49.35	3.0	$51.3

Exercisable at December 31, 2013	1,253,516	$48.11	2.6	$34.8

        All options outstanding at December 31, 2013 had four-year vesting periods and seven year terms, with the exception of 154,000 options granted to our non-employee directors that had one-year vesting periods and 165,231 options that had ten-year terms.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Year Ended December 31,
2011
Weighted average assumptions used:
Exercise price	$55.73
Risk free interest rate	2.20%
Expected life in years	4.8
Expected volatility	60%
Expected dividend yield	0.86%
Grant date fair value	$26.98

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10. Share-Based Compensation Plans (Continued)

        A summary of the status of our non-vested stock options as of December 31, 2013 and changes during the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	1,377,113	$23.21
Forfeited	(28,425)	$24.79
Vested	(664,963)	$21.37

Non-vested at December 31, 2013	683,725	$24.93

        Proceeds from option exercises under all stock option plans for the years ended December 31, 2013, 2012 and 2011 were $70.1 million, $42.1 million and $11.1 million, respectively. The total intrinsic values of all options exercised during the years ended December 31, 2013, 2012 and 2011 were $29.0 million, $15.5 million and $3.4 million, respectively.

        The tax benefit realized from option exercises during the years ended December 31, 2013, 2012 and 2011 were $11.5 million, $5.4 million and $1.3 million, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2013	Weighted Average Exercise Price of Options Exercisable
$15 - $19	18,000	1.4	$18.31	18,000	$18.31
$24 - $28	11,231	1.5	$25.18	11,231	$25.18
$33 - $38	207,425	2.7	$34.28	207,425	$34.28
$42 - $45	609,460	3.2	$43.07	391,310	$43.21
$55 - $57	1,037,125	3.1	$56.08	571,550	$56.37
$61 - $67	54,000	3.9	$64.08	54,000	$64.08

$15 - $67	1,937,241	3.0	$49.35	1,253,516	$48.11

Restricted Shares

        In 2013 and 2012, we granted 327,780 and 391,050, respectively, restricted stock units ("RSUs") to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2013 and 2012 RSU granted has a service condition and cliff vests at December 31, 2015 and December 31, 2014, respectively, if the recipient is an employee on those dates. In addition to the service criteria, 136,225 and 138,700 of the RSUs granted in 2013 and 2012, respectively, also have performance goals and vest only upon the satisfaction of the service and performance criteria. The fair value of the 2013 and 2012 RSUs granted was $65.75 per share and

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10. Share-Based Compensation Plans (Continued)

$57.42 per share, respectively, determined based on the closing price of our common stock on the grant dates.

        In 2011 and 2010, we granted 86,000 and 61,000 shares, respectively, of restricted stock to certain officers of the Company. The awards include dividend rights and vest over five years. The fair value of the 2011 and 2010 restricted stock grants was $37.29 per share and $41.24 per share, respectively, determined based on the closing price of our common stock on the grant date. As of December 31, 2013, 76,000 of these shares remain unvested and outstanding.

        On May 18, 2011, our shareholders approved the Directors Equity Plan, which replaced the Directors Stock Option Plan, and pursuant to the Directors Equity Plan, 16,079 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors on that date. The awards include dividend rights and vest immediately upon grant. The recipients are restricted from trading the restricted stock for one year from date of grant. The fair value of the restricted stock granted was $52.24 per share, determined based on the closing price of our common stock on the grant date. In 2012, 16,842 shares of restricted stock were granted to the non-employee members of the Board of Directors. The fair value of the restricted stock granted was $49.87 per share, the closing price of our common stock on the grant date. In 2013, 12,418 shares of restricted stock were granted to non-employee members of the Board of Directors. The fair value of the restricted stock granted was $67.63 per share, the closing price of our common stock on the grant date.

        A summary of the status of our non-vested restricted stock grants and service and performance based RSUs as of December 31, 2013 and changes during the year then ended is as follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	496,450	$53.44
Granted	340,198	65.82
Forfeited	(23,050)	58.72
Vested	(41,818)	47.45

Non-vested at December 31, 2013	771,780	$59.06

Unrecognized Compensation Cost

        As of December 31, 2013, there was approximately $31.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under all share-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.32 years.

Note 11. Employee Benefits

Employee Stock Ownership Plan

        We have an employee stock ownership plan (the "ESOP") and trust that has been approved by the Internal Revenue Service as a qualified plan. The ESOP is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

Defined Contribution Plans

        Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary's Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2013.

Supplemental Executive Retirement Plans

        Effective January 1996, we adopted a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees' earnings. Life insurance policies were purchased for most individuals covered by the SERP. Separate SERP's exist for certain wholly owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the plans have been frozen to include only existing participants.

Deferred Compensation Plan

        In December 2008, a deferred compensation plan was put in place for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance deferred compensation plan as of December 31, 2013 and 2012 was approximately $11.7 million and $10.6 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $11.1 million as of December 31, 2013.

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

December 31, 2013

Note 11. Employee Benefits (Continued)

        We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the various SERP's and Defined Benefit Plans:

	SERP's		Defined Benefit Plans
	2013	2012	2013	2012
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$40.7	$36.2	$85.0	$78.1
Service cost	0.9	0.9	1.4	1.2
Interest cost	1.5	1.5	3.4	3.3
Actuarial (gain) loss	(3.1)	3.4	(7.3)	4.4
Change in assumptions	—	—	(1.4)	0.8
Benefits paid	(1.3)	(1.3)	(2.9)	(3.1)
Assumed in acquisition	—	—	3.5	—
Plan amendments	—	—	0.3	0.3

Benefit obligation at end of year	$38.7	$40.7	$82.0	$85.0
Change in plan assets
Fair value of plan assets	N/A	N/A	58.9	53.1
Acquired in acquisition	N/A	N/A	2.5	—
Actual return on plan assets	N/A	N/A	9.7	5.9
Employer contributions	N/A	N/A	2.0	3.1
Benefits paid	N/A	N/A	(2.9)	(3.2)

Fair value of plan assets at end of year	N/A	N/A	70.2	58.9
Funded status
Funded status of the plans	$(38.7)	$(40.7)	$(11.8)	$(26.1)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$8.8	$13.1	$10.5	$26.4
Unamortized prior service (credit) cost	(0.7)	(1.2)	1.5	1.3

	$8.1	$11.9	$12.0	$27.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

        As of December 31, 2013 and 2012, the following amounts were recognized in the balance sheet:

	SERP's		Defined Benefit Plans
	2013	2012	2013	2012
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(3.6)	$(1.4)	$—	$—
Noncurrent liabilities	(35.1)	(39.3)	(11.8)	(26.1)
Accumulated other comprehensive loss	8.1	11.9	12.0	27.7

Net amount recognized	$(30.6)	$(28.8)	$0.2	$1.6

        The accumulated benefit obligation for all SERP's was $38.7 million and $39.3 million as of December 31, 2013 and 2012, respectively. The accumulated benefit obligation for all defined benefit pension plans was $80.6 million and $85.0 million as of December 31, 2013 and 2012, respectively.

	Year Ended December 31,
	2013	2012
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$80.6	$85.0
Projected benefit obligation	80.6	85.0
Fair value of plan assets	68.9	58.9

        Following are the details of net periodic benefit cost related to the SERP's and Defined Benefit Plans:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
Service cost	$0.9	$0.9	$0.7	$1.4	$1.2	$1.0
Interest cost	1.5	1.5	1.5	3.4	3.3	3.4
Expected return on plan assets	—	—	—	(4.4)	(4.0)	(4.3)
Curtailment/settlement expense	—	—	—	—	0.2	0.1
Prior service (credit) cost	(0.5)	(0.5)	(0.4)	0.2	0.2	0.1
Amortization of net loss	1.3	1.0	0.2	1.8	1.5	0.4

	$3.2	$2.9	$2.0	$2.4	$2.4	$0.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

        Assumptions used to determine net periodic benefit cost are detailed below:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Weighted average assumptions to determine net cost
Discount rate	3.73%	4.22%	5.40%	4.00%	4.25%	5.29%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	7.30%	7.43%	7.95%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

        Assumptions used to determine the benefit obligation are detailed below:

	SERP's		Defined Benefit Plans
	December 31,		December 31,
	2013	2012	2013	2012
Weighted average assumptions to determine benefit obligations
Discount rate	4.05%	3.64%	4.70%	3.89%
Expected long-term rate of return on plan assets	N/A	N/A	7.30%	7.43%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

        Employer contributions to the SERP's and Defined Benefit Plans during 2014 are expected to be $3.6 million and $3.7 million, respectively.

Plan Assets and Investment Policy

        The weighted-average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2013	2012
Plan Assets
Equity securities	61%	61%
Debt securities	37%	36%
Other	2%	3%

Total	100%	100%

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

December 31, 2013

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

        The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2013:
Common stock(1)	$25.6	$—	$—	$25.6
U.S. government, state, and agency	—	6.3	—	6.3
Corporate debt securities(2)	—	8.4	—	8.4
Mutual funds(3)	27.9	0.4	—	28.3
Interest and non-interest bearing cash	1.6	—	—	1.6

	$55.1	$15.1	$—	$70.2

December 31, 2012:
Common stock(1)	$22.7	$—	$—	$22.7
U.S. government, state, and agency	—	8.1	—	8.1
Corporate debt securities(2)	—	7.9	—	7.9
Mutual funds(3)	18.0	0.6	—	18.6
Interest and non-interest bearing cash	1.6	—	—	1.6

	$42.3	$16.6	$—	$58.9

(1)
Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

(2)
Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data.

(3)
Level 1 assets are comprised of exchange traded funds, money market funds, and stock and bond funds. These assets are valued at closing price for exchange traded funds and Net Asset Value (NAV) for open-end and closed-end mutual funds. Level 2 assets are comprised of fixed income funds and pooled separate accounts and are valued at the net asset value per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

Postretirement Medical Plans

        We sponsor a retiree health care plan through one of our subsidiaries that provides postretirement medical and dental benefits to eligible retirees and their dependents until they reach the age of 65. Another similar plan was assumed by us in connection with an acquisition and subsequently terminated in 2012 (collectively, the "Postretirement Plans"). We recognize the cost of future benefits for active eligible participants and retirees using actuarial assumptions. Gains and losses realized from the remeasurement of the plans' benefit obligation are amortized to income over the average remaining expected service period of the active participants. We use a measurement date of December 31 for our Postretirement Plans.

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

        Components of the net periodic pension (credit) expense associated with the Postretirement Plans are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Service cost	$0.2	$0.3	$0.9
Interest cost	0.2	0.3	0.9
Amortization of net loss	0.6	0.6	0.4
Amortization of prior service credit	(1.7)	(1.7)	(0.4)

	$(0.7)	$(0.5)	$1.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

        The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plans as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$10.1	$11.9
Service cost	0.2	0.4
Interest cost	0.2	0.4
Plan amendments	—	—
Curtailment	—	(2.1)
Benefit payments	(0.2)	(0.3)
Actuarial gain	(0.4)	(0.2)

Benefit obligation at end of year	$9.9	$10.1

Unfunded status	$(9.9)	$(10.1)

Amounts recognized in the statement of financial position
Current liabilities	$(0.7)	$(0.7)
Noncurrent liabilities	(9.2)	(9.3)
Accumulated other comprehensive income	(2.9)	(3.7)

Net amount recognized	$(12.8)	$(13.7)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$3.4	$4.3
Unrecognized prior service credit	(6.3)	(8.0)

Accumulated other comprehensive income	$(2.9)	$(3.7)

        Assumptions used to determine net periodic benefit are detailed below:

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions to determine net cost
Discount rate	2.25%	3.53%	5.17%
Health care cost trend rate	9.00%	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline	4.25%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2031	2030

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

        Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2013	2012
Weighted average assumptions to determine benefit obligations
Discount rate	3.10%	2.25%
Health care cost trend rate	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	2033	2032

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in millions)		(in millions)
Effect on total service and interest cost components	$0.1	$(0.1)	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.5	(0.5)	0.6	(0.6)

Summary Disclosures for All Defined Benefit Plans

        The following is a summary of benefit payments under our various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

	SERP's	Defined Benefit Plans	Postretirement Medical Plans
	(in millions)
2014	$3.6	$3.5	$0.9
2015	1.3	3.7	0.9
2016	1.2	4.1	0.9
2017	13.1	4.0	1.1
2018	1.7	4.2	1.0
2019 - 2023	12.4	25.2	6.3

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

	SERP's	Defined Benefit Plans	Postretirement Medical Plans
	(in millions)
Actuarial loss	$0.7	$0.4	$0.4
Prior service (credit) cost	(0.4)	0.2	(1.7)

Total	$0.3	$0.6	$(1.3)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Employee Benefits (Continued)

Supplemental Bonus Plan

        In connection with the acquisition of Earle M. Jorgensen Company ("EMJ") in April 2006, Reliance assumed the obligation resulting from EMJ's settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ's Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. In 2005, EMJ had reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. As of December 31, 2013, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 102,735 shares of Reliance common stock totaling approximately $7.8 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the years ended December 31, 2013, 2012 and 2011 amounted to approximately $1.5 million, $1.6 million and $(0.2) million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

        Our expense (credit) for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Master Plan	$18.4	$19.0	$16.9
Other Defined Contribution Plans	7.8	4.8	3.9
Employee Stock Ownership Plan	1.4	1.4	1.4
Deferred Compensation Plan	0.6	0.5	0.5
Supplemental Executive Retirement Plans	3.2	2.9	2.0
Defined Benefit Plans	2.4	2.4	0.7
Postretirement Medical Plans	(0.7)	(0.5)	1.8

	$33.1	$30.5	$27.2

Note 12. Equity

Common Stock

        On May 16, 2012, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, no par value per share. We paid regular quarterly cash dividends on our common stock in 2013. Our Board of Directors increased the quarterly dividend to $0.30 per share from $0.25 per share of common stock in February 2013, increased it again in July 2013 to $0.33 per share, and increased it again in February 2014 to $0.35 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders; however, under California law, for the election of members to the Board of Directors shareholders are entitled to cumulative voting rights.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 12. Equity (Continued)

Share Repurchase Program

        In May 2005, our Board of Directors amended and restated our stock repurchase program authorizing the repurchase of up to an additional 12,000,000 shares of our common stock, of which 7,883,033 shares remain available for repurchase as of December 31, 2013. No shares were repurchased during 2013, 2012 and 2011. Repurchased shares are redeemed and treated as authorized but unissued shares.

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

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Gain	Unrealized (Loss) Gain on Investments, Net of Tax	Pension and Postretirement Benefit Adjustments, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of December 31, 2012	$21.0	$(0.2)	$(22.3)	$(1.5)
Current-year change	(17.8)	0.4	12.2	(5.2)

Balance as of December 31, 2013	$3.2	$0.2	$(10.1)	$(6.7)

        Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $0.1 million and $6.9 million, respectively, as of December 31, 2013 and $0.1 million and $13.4 million, respectively, as of December 31, 2012.

        See Note 11 for information regarding reclassification of amounts from accumulated comprehensive income to net income.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13. Other Income (Expense), net

        Significant components of Other income (expense), net are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Investment income from life insurance policies	$48.8	$44.2	$39.1
Interest expense on life insurance policy loans	(47.8)	(44.2)	(40.5)
Life insurance policy cost of insurance	(8.5)	(7.8)	(7.2)
Income from life insurance policy redemptions	5.0	3.5	2.8
Foreign currency transaction (losses) gains	(2.6)	1.7	(5.9)
Rental income	2.9	2.6	2.4
Interest income	1.0	1.4	1.1
Equity in earnings of unconsolidated entities	2.3	2.2	2.2
(Loss) gain on sales of property, plant and equipment	(0.7)	2.9	2.6
All other, net	3.5	2.1	2.0

	$3.9	$8.6	$(1.4)

Note 14. Commitments and Contingencies

Lease Commitments

        We lease land, buildings and equipment under non-cancelable operating leases expiring in various years through 2031. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non-cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2013:

Operating Leases
(in millions)
2014	$58.8
2015	50.5
2016	39.5
2017	31.3
2018	24.8
Thereafter	44.6

$249.5

        Total rental expense amounted to $79.9 million, $73.6 million and $70.1 million for 2013, 2012 and 2011, respectively.

        Included in the amounts above for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $4.8 million, $4.6 million and $4.8 million for 2013, 2012 and 2011, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 14. Commitments and Contingencies (Continued)

Purchase Commitments

        As of December 31, 2013, we had commitments to purchase minimum quantities of certain aerospace materials, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $51.6 million, with amounts in each of the years 2014 through 2016 being $17.2 million.

Collective Bargaining Agreements

        As of December 31, 2013, approximately 11% of our total employees are covered by 40 collective bargaining agreements, which expire at various times over the next six years. Approximately 2.2% of our employees are covered by 14 different collective bargaining agreements that expire during 2014.

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

Legal Matters

        We are involved in certain litigation with a few former employees who started their own steel distribution business and allege we have engaged in anti-competitive practices. We believe the claims made in the matter to be without merit and we intend to vigorously defend against them. We cannot predict the outcome of this litigation or estimate the range of our potential exposure.

        From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. Except as disclosed above, we are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations or financial condition. We maintain liability insurance against risks arising out of our normal course of business.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15. Earnings Per Share

        Basic earnings per share exclude any dilutive effects of options, restricted stock, RSUs, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, RSUs, warrants, and convertible securities, if any.

        The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$321.6	$403.5	$343.8

Denominator:
Denominator for basic earnings per share—Weighted average shares	76,844,912	75,216,955	74,767,988

Effect of dilutive securities:
Stock options, restricted stock, and RSUs	801,280	477,257	273,765

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	77,646,192	75,694,212	75,041,753

Net income per share attributable to Reliance shareholders—diluted	$4.14	$5.33	$4.58

Net income per share attributable to Reliance shareholders—basic	$4.19	$5.36	$4.60

        The computations of earnings per share for the years ended December 31, 2013, 2012 and 2011 do not include approximately 192,293, 2,234,568 and 3,430,843 shares reserved for issuance upon exercise of stock options or vesting of restricted shares, respectively, because their inclusion would have been anti-dilutive.

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

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$19.7	$(0.8)	$64.7	$—	$83.6
Accounts receivable, less allowance for doubtful accounts	64.1	820.3	99.1	—	983.5
Inventories	52.6	1,344.8	142.6	—	1,540.0
Income taxes receivable	34.4	—	—	(0.5)	33.9
Intercompany receivables	0.3	350.6	2.2	(353.1)	—
Other current assets	124.8	40.8	8.9	(76.6)	97.9

Total current assets	295.9	2,555.7	317.5	(430.2)	2,738.9
Investments in subsidiaries	4,647.7	312.4	—	(4,960.1)	—
Property, plant and equipment, net	100.8	1,298.7	204.4	—	1,603.9
Goodwill	23.8	1,555.7	112.1	—	1,691.6
Intangible assets, net	17.4	1,077.8	118.6	—	1,213.8
Intercompany receivables	1,219.4	22.4	394.3	(1,636.1)	—
Other assets	20.8	66.6	5.4	—	92.8

Total assets	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

Liabilities & Equity
Accounts payable	$29.1	$185.8	$418.5	$(353.1)	$280.3
Accrued compensation and retirement costs	21.1	85.9	12.5	—	119.5
Other current liabilities	53.5	63.1	22.4	(1.9)	137.1
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	25.3	—	11.2	—	36.5

Total current liabilities	129.0	410.0	464.6	(430.2)	573.4
Long-term debt	2,019.2	5.7	47.6	—	2,072.5
Intercompany borrowings	—	1,550.6	85.5	(1,636.1)	—
Other long-term liabilities	303.0	466.5	41.2	—	810.7
Total Reliance shareholders' equity	3,874.6	4,450.1	510.0	(4,960.1)	3,874.6
Noncontrolling interests	—	6.4	3.4	—	9.8

Total equity	3,874.6	4,456.5	513.4	(4,960.1)	3,884.4

Total liabilities and equity	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$704.5	$8,021.6	$710.1	$(212.4)	$9,223.8
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	509.7	5,999.2	529.7	(212.4)	6,826.2
Warehouse, delivery, selling, general and administrative	200.7	1,385.5	117.8	(65.6)	1,638.4
Depreciation and amortization	17.5	158.6	16.3	—	192.4
Impairment charge	—	14.9	—	—	14.9

	727.9	7,558.2	663.8	(278.0)	8,671.9
Operating (loss) income	(23.4)	463.4	46.3	65.6	551.9
Other income (expense):
Interest	(74.7)	(19.9)	(4.2)	21.3	(77.5)
Other income, net	75.7	5.5	9.6	(86.9)	3.9

(Loss) income before equity in earnings of subsidiaries and income taxes	(22.4)	449.0	51.7	—	478.3
Equity in earnings of subsidiaries	300.3	12.4	—	(312.7)	—

Income before income taxes	277.9	461.4	51.7	(312.7)	478.3
Income tax (benefit) provision	(43.7)	181.0	16.3	—	153.6

Net income	321.6	280.4	35.4	(312.7)	324.7
Less: Net income attributable to noncontrolling interests	—	2.8	0.3	—	3.1

Net income attributable to Reliance	$321.6	$277.6	$35.1	$(312.7)	$321.6

Comprehensive income attributable to Reliance	$318.9	$293.5	$16.7	$(312.7)	$316.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$726.3	$7,298.4	$640.2	$(222.6)	$8,442.3
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	534.9	5,463.2	460.0	(222.7)	6,235.4
Warehouse, delivery, selling, general and administrative	188.1	1,164.5	96.4	(52.8)	1,396.2
Depreciation and amortization	14.3	122.2	12.5	—	149.0
Impairment charge	—	2.5	—	—	2.5

	737.3	6,752.4	568.9	(275.5)	7,783.1
Operating (loss) income	(11.0)	546.0	71.3	52.9	659.2
Other income (expense):
Interest	(57.7)	(14.4)	(2.2)	15.9	(58.4)
Other income, net	73.9	3.4	0.1	(68.8)	8.6

Income before equity in earnings of subsidiaries and income taxes	5.2	535.0	69.2	—	609.4
Equity in earnings of subsidiaries	379.2	28.9	—	(408.1)	—

Income before income taxes	384.4	563.9	69.2	(408.1)	609.4
Income tax (benefit) provision	(19.1)	206.0	14.2	—	201.1

Net income	403.5	357.9	55.0	(408.1)	408.3
Less: Net income attributable to noncontrolling interests	—	4.6	0.2	—	4.8

Net income attributable to Reliance	$403.5	$353.3	$54.8	$(408.1)	$403.5

Comprehensive income attributable to Reliance	$404.2	$350.4	$64.3	$(408.1)	$410.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$706.8	$7,103.0	$547.8	$(222.9)	$8,134.7
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	535.3	5,461.0	375.4	(223.0)	6,148.7
Warehouse, delivery, selling, general and administrative	72.0	1,187.8	86.8	(66.5)	1,280.1
Depreciation and amortization	14.3	109.8	9.0	—	133.1

	621.6	6,758.6	471.2	(289.5)	7,561.9
Operating income	85.2	344.4	76.6	66.6	572.8
Other income (expense):
Interest	(58.9)	(27.6)	(2.1)	28.8	(59.8)
Other income (expense), net	93.4	2.6	(2.0)	(95.4)	(1.4)

Income before equity in earnings of subsidiaries and income taxes	119.7	319.4	72.5	—	511.6
Equity in earnings of subsidiaries	204.5	32.1	—	(236.6)	—

Income before income taxes	324.2	351.5	72.5	(236.6)	511.6
Income tax (benefit) provision	(19.6)	166.7	15.3	—	162.4

Net income	343.8	184.8	57.2	(236.6)	349.2
Less: Net income attributable to noncontrolling interests	—	4.6	0.8	—	5.4

Net income attributable to Reliance	$343.8	$180.2	$56.4	$(236.6)	$343.8

Comprehensive income attributable to Reliance	$342.3	$170.6	$48.4	$(236.6)	$324.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$102.8	$458.5	$72.0	$—	$633.3
Investing activities:
Purchases of property, plant and equipment	(14.0)	(139.9)	(14.1)	—	(168.0)
Acquisitions, net of cash acquired	(821.1)	—	—	—	(821.1)
Net advances to subsidiaries	(85.3)	—	—	85.3	—
Other investing activities, net	0.1	2.8	7.2	—	10.1

Cash used in investing activities	(920.3)	(137.1)	(6.9)	85.3	(979.0)
Financing activities:
Net short-term debt (repayments) borrowings	—	(473.8)	0.8	—	(473.0)
Proceed from long-term debt borrowings	2,297.9	—	—	—	2,297.9
Principal payments on long-term debt	(1,452.8)	(0.6)	(1.1)	—	(1,454.5)
Dividends paid	(96.9)	—	—	—	(96.9)
Intercompany borrowings (repayments)	—	141.4	(56.1)	(85.3)	—
Other financing activities, net	60.9	(2.3)	—	—	58.6

Cash provided by (used in) financing activities	809.1	(335.3)	(56.4)	(85.3)	332.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)

(Decrease) increase in cash and cash equivalents	(8.4)	(13.9)	8.3	—	(14.0)
Cash and cash equivalents at beginning of year	28.1	13.1	56.4	—	97.6

Cash and cash equivalents at end of year	$19.7	$(0.8)	$64.7	$—	$83.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$23.3	$512.9	$65.7	$—	$601.9
Investing activities:
Purchases of property, plant and equipment	(16.0)	(171.1)	(26.9)	—	(214.0)
Acquisitions, net of cash acquired	(117.5)	(49.4)	—	—	(166.9)
Net advances from subsidiaries	260.2	—	—	(260.2)	—
Other investing activities, net	1.8	(2.7)	0.1	—	(0.8)

Cash provided by (used in) investing activities	128.5	(223.2)	(26.8)	(260.2)	(381.7)
Financing activities:
Net short-term debt repayments	—	(59.4)	(3.8)	—	(63.2)
Proceed from long-term debt borrowings	641.0	—	—	—	641.0
Principal payments on long-term debt	(761.3)	(1.7)	—	—	(763.0)
Dividends paid	(60.2)	—	—	—	(60.2)
Net intercompany repayments	—	(223.2)	(37.0)	260.2	—
Other financing activities, net	41.7	(3.1)	(0.8)	—	37.8

Cash used in financing activities	(138.8)	(287.4)	(41.6)	260.2	(207.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	13.0	2.3	(2.3)	—	13.0
Cash and cash equivalents at beginning of year	15.1	10.8	58.7	—	84.6

Cash and cash equivalents at end of year	$28.1	$13.1	$56.4	$—	$97.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2011
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$91.2	$112.9	$30.7	$—	$234.8
Investing activities:
Purchases of property, plant and equipment	(15.0)	(133.2)	(8.2)	—	(156.4)
Acquisition, net of cash acquired	(166.2)	—	(147.1)	—	(313.3)
Net advances to subsidiaries	(229.9)	—	—	229.9	—
Other investing activities, net	(36.8)	(8.9)	0.1	40.7	(4.9)

Cash used in investing activities	(447.9)	(142.1)	(155.2)	270.6	(474.6)
Financing activities:
Net short-term debt repayments	—	(74.9)	(29.8)	—	(104.7)
Proceed from long-term debt borrowings	995.0	—	—	—	995.0
Principal payments on long-term debt	(605.2)	(1.4)	—	—	(606.6)
Dividends paid	(35.9)	—	—	—	(35.9)
Net intercompany borrowings	—	112.0	117.9	(229.9)	—
Other financing activities, net	3.5	(3.7)	40.7	(40.7)	(0.2)

Cash provided by financing activities	357.4	32.0	128.8	(270.6)	247.6
Effect of exchange rate changes on cash and cash equivalents	—	—	3.9	—	3.9

Increase in cash and cash equivalents	0.7	2.8	8.2	—	11.7
Cash and cash equivalents at beginning of year	14.4	8.0	50.5	—	72.9

Cash and cash equivalents at end of year	$15.1	$10.8	$58.7	$—	$84.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2013:
Net sales	$2,025.3	$2,448.3	$2,443.5	$2,306.7
Cost of sales	1,496.5	1,826.7	1,800.5	1,702.5
Gross profit(1)	528.8	621.6	643.0	604.2
Net income	84.5	81.9	96.0	62.3
Net income attributable to Reliance	83.7	81.0	95.1	61.8
Diluted earnings per common share attributable to Reliance shareholders	1.09	1.05	1.22	0.79
Basic earnings per common share attributable to Reliance shareholders	1.10	1.06	1.23	0.80
2012:
Net sales	$2,288.3	$2,209.7	$2,055.3	$1,889.0
Cost of sales	1,710.5	1,640.3	1,520.0	1,364.6
Gross profit(1)	577.8	569.4	535.3	524.4
Net income	117.9	110.2	99.4	80.8
Net income attributable to Reliance	116.2	108.8	98.1	80.4
Diluted earnings per common share attributable to Reliance shareholders	1.54	1.44	1.30	1.06
Basic earnings per common share attributable to Reliance shareholders	1.55	1.45	1.30	1.06

(1)
Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform "first-stage" processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the years shown elsewhere in this Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Amounts Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$17.2	$12.8	$8.0	(1)	$0.2	$22.2
Year Ended December 31, 2012
Allowance for doubtful accounts	$22.2	$6.7	$8.5	(1)	$0.1	$20.5
Year Ended December 31, 2013
Allowance for doubtful accounts	$20.5	$4.0	$10.4	(1)	$4.8	$18.9

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

        Under the supervision and with the participation of the Company's management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013 at a reasonable assurance level.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Reliance Steel & Aluminum Co.:

        We have audited Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
February 27, 2014

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The narrative and tabular information included under the caption "Management" and under the caption "Compliance with Section 16(a)" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2014 (the "Proxy Statement") are incorporated herein by reference.

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
The following documents are filed as part of this report:

(1)
Financial Statements (included in Item 8).

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2013 and 2012

    Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

    Notes to the Consolidated Financial Statements

    Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2013 and 2012

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 27th day of February 2014.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 27, 2014
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 27, 2014
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 27, 2014
/s/ SARAH J. ANDERSON Sarah J. Anderson	Director	February 27, 2014
/s/ JOHN G. FIGUEROA John G. Figueroa	Director	February 27, 2014

Signatures	Title	Date

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 27, 2014
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 27, 2014
/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 27, 2014
/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 27, 2014
/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 27, 2014

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
2.01	Agreement and Plan of Merger dated, as of January 17, 2006, among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Earle M. Jorgensen Company.(1)
2.02	Agreement and Plan of Merger, dated as of February 6, 2013, by and among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Metals USA Holdings Corp.(2)
3.01	Registrant's Restated Articles of Incorporation.(2)
3.02	Registrant's Amended and Restated Bylaws.(3)
3.03	Amendment to Registrant's Restated Articles of Incorporation dated May 29, 1998.(4)
3.04	Certificate of Amendment to the Restated Articles of Incorporation of Reliance Steel & Aluminum Co.(21)
4.01
Indenture dated November 20, 2006 by and among Reliance, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture.(5)
4.02	Indenture dated April 12, 2013 by and among Reliance Steel & Aluminum Co., the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.(24)
4.03	First Supplemental Indenture, dated April 12, 2013, by and among Reliance Steel & Aluminum Co., the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.(25)
4.04	Earle M. Jorgensen Company 2004 Stock Incentive Plan.(6)
4.05
Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto.(8)
4.06
Form of Third Amended and Restated Credit Agreement dated as of April 4, 2013 by and among the Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the lenders identified therein.(7)
10.01	Registrant's Form of Indemnification Agreement for officers and directors.(2)
10.02	Registrant's Supplemental Executive Retirement Plan dated January 1, 1996.(4)
10.03	Registrant's Amended and Restated Directors Stock Option Plan.(9)
10.04	Registrant's Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)
10.05	Registrant's Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.(26)
10.06	Omnibus Amendment to Note Purchase Agreements.(12)

Exhibit Number	Description	Sequentially Numbered Page
10.07	Form of Note Purchase Agreement dated as of July 1, 2003 by and between the Registrant and each of the Purchasers listed on the Schedule thereto.(13)
10.08	Omnibus Amendment No. 2 to Note Purchase Agreements.(14)
10.09	Corporate Officers Bonus Plan effective January 1, 2008.(15)
10.10	Registrant's Amended and Restated Deferred Compensation Plan effective January 1, 2013.(27)
10.11	Registrant's Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(19)
10.12	Registrant's Directors Equity Plan.(10)
10.13	Forms of Restricted Stock Unit Agreements.(16)
14.01	Registrant's Code of Conduct.(17)
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24	Power of Attorney.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

(14)
Incorporated by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K dated April 3, 2006.

(15)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 21, 2008.

(16)
Incorporated by reference from Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(17)
Incorporated by reference from Exhibit 14.01 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

(18)
Set forth on page 102 of this report.

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

(21)
Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 16, 2012.

(22)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 5, 2013.

(23)
Incorporated by reference from Exhibit 8.01 to Registrant's Current Report on Form 8-K dated April 11, 2013.

(24)
Incorporated by reference from Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(25)
Incorporated by reference from Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(26)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 17, 2013.

(27)
Incorporated by reference from Exhibit 10.09 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.