Form 10-Q
period 2014-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2014-05-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐  No  ☑

As of April 30, 2014, 77,712,803 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	March 31,	December 31,
	2014	2013*
Current assets:
Cash and cash equivalents	$113.6	$83.6
Accounts receivable, less allowance for doubtful accounts of $20.0 at March 31, 2014 and $18.9 at December 31, 2013	1,160.1	983.5
Inventories	1,656.2	1,540.0
Prepaid expenses and other current assets	56.3	59.0
Income taxes receivable	—	33.9
Deferred income taxes	38.9	38.9
Total current assets	3,025.1	2,738.9
Property, plant and equipment:
Land	191.7	191.7
Buildings	945.3	934.6
Machinery and equipment	1,363.8	1,350.3
Accumulated depreciation	(906.8)	(872.7)
	1,594.0	1,603.9

Goodwill	1,690.3	1,691.6
Intangible assets, net	1,196.7	1,213.8
Cash surrender value of life insurance policies, net	42.9	45.4
Investments in unconsolidated entities	14.7	14.1
Other assets	33.0	33.3
Total assets	$7,596.7	$7,341.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$457.3	$280.3
Accrued expenses	107.8	91.1
Accrued compensation and retirement costs	87.9	119.5
Accrued insurance costs	48.0	46.0
Current maturities of long-term debt and short-term borrowings	36.8	36.5
Income taxes payable	8.4	—
Total current liabilities	746.2	573.4
Long-term debt	2,091.0	2,072.5
Long-term retirement costs	83.8	84.0
Other long-term liabilities	36.1	35.9
Deferred income taxes	689.6	690.8
Commitments and contingencies
Equity:
Preferred stock, no par value: Authorized shares — 5,000,000 None issued or outstanding	—	—
Common stock, no par value: Authorized shares — 200,000,000 Issued and outstanding shares — 77,666,153 at March 31, 2014 and 77,492,017 at December 31, 2013, stated capital	831.6	818.3
Retained earnings	3,123.4	3,063.0
Accumulated other comprehensive loss	(15.5)	(6.7)
Total Reliance shareholders’ equity	3,939.5	3,874.6
Noncontrolling interests	10.5	9.8
Total equity	3,950.0	3,884.4
Total liabilities and equity	$7,596.7	$7,341.0

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Net sales	$2,553.0	$2,025.3

Costs and expenses:
Cost of sales (exclusive of depreciation
and amortization shown below)	1,905.8	1,496.5
Warehouse, delivery, selling, general and
administrative	441.0	357.7
Depreciation and amortization	51.9	41.1
	2,398.7	1,895.3

Operating income	154.3	130.0

Other income (expense):
Interest	(20.2)	(13.1)
Other income, net	—	2.9
Income before income taxes	134.1	119.8
Income tax provision	46.2	35.3
Net income	87.9	84.5
Less: Net income attributable to noncontrolling interests	0.7	0.8
Net income attributable to Reliance	$87.2	$83.7

Earnings per share:
Diluted earnings per common share attributable to
Reliance shareholders	$1.11	$1.09

Basic earnings per common share attributable to
Reliance shareholders	$1.13	$1.10

Cash dividends per share	$0.35	$0.30

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended March 31,
	2014	2013

Net income	$87.9	$84.5
Other comprehensive (loss) income:
Foreign currency translation loss	(8.9)	(10.1)
Unrealized gain on investments, net of tax	0.1	0.2
Total other comprehensive loss	(8.8)	(9.9)
Comprehensive income	79.1	74.6
Less: comprehensive income attributable to noncontrolling interests	0.7	0.8
Comprehensive income attributable to Reliance	$78.4	$73.8

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income	$87.9	$84.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51.9	41.1
Deferred income tax (benefit) provision	(0.7)	1.6
(Gain) loss on sales of property, plant and equipment	(0.5)	0.2
Equity in earnings of unconsolidated entities	(0.6)	(0.3)
Dividend received from unconsolidated entity	—	0.3
Share-based compensation expense	4.9	6.7
Other	2.1	(1.6)
Changes in operating assets and liabilities:
Accounts receivable	(177.6)	(134.8)
Inventories	(114.6)	(48.2)
Prepaid expenses and other assets	43.9	31.3
Accounts payable and other liabilities	172.1	91.4
Net cash provided by operating activities	68.8	72.2

Investing activities:
Purchases of property, plant and equipment	(28.9)	(26.8)
Other	(9.1)	7.3
Net cash used in investing activities	(38.0)	(19.5)

Financing activities:
Net short-term debt borrowings	0.3	3.1
Proceeds from long-term debt borrowings	160.0	50.0
Principal payments on long-term debt	(141.7)	(110.0)
Payment to noncontrolling interest holder	—	(0.7)
Dividends paid	(27.1)	(22.9)
Excess benefit (tax deficit) from share-based compensation	0.3	(0.8)
Exercise of stock options	8.4	31.6
Net cash provided by (used in) financing activities	0.2	(49.7)
Effect of exchange rate changes on cash	(1.0)	(0.5)
Increase in cash and cash equivalents	30.0	2.5
Cash and cash equivalents at beginning of year	83.6	97.6
Cash and cash equivalents at end of period	$113.6	$100.1

Supplemental cash flow information:
Interest paid during the period	$5.2	$4.4
Income taxes paid during the period, net	$5.3	$9.8

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Comprehensive Income Reporting and Disclosures—On January 1, 2013, we adopted changes issued by the Financial Accounting Standards Board (“FASB”), which require additional disclosures for the reclassification of significant amounts from accumulated other comprehensive income (loss) to net income. This guidance requires that the effect of certain significant amounts be presented either on the face of the consolidated statements of comprehensive income or in a single note. For other amounts, we are required to cross-reference disclosures that provide additional detail about those amounts. The adoption of these changes did not have a material impact on our consolidated financial statements.

3.  Acquisitions

2013 Acquisitions

On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired Haskins Steel Co., Inc. (“Haskins Steel”), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the three months ended March 31, 2014 were $8.0 million.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

On April 12, 2013, we acquired Metals USA Holdings Corp. (“Metals USA”). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the three months ended March 31, 2014 were $454.5 million.

The purchase price for Metals USA of $766.8 million along with assumed debt of $486.1 million represented a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s debt with proceeds from our $500.0 million term loan, which we entered into in April 2013, and our April 2013 $500.0 million senior notes offering, with the balance drawn on our existing revolving credit facility (see Note 7). During the three months ended March 31, 2013 we incurred approximately $3.1 million in transaction related costs, which are included in warehouse, delivery, selling, general and administration expenses.

The allocation of the total purchase price of Metals USA to the fair values of assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$3.2
Accounts receivable	206.0
Inventories	379.5
Property, plant and equipment	242.6
Goodwill	382.7
Intangible assets subject to amortization	137.6
Intangible assets not subject to amortization	203.0
Other current and long-term assets	9.1
Total assets acquired	1,563.7
Current and long-term debt	486.1
Deferred taxes	184.4
Other current and long-term liabilities	126.4
Total liabilities assumed	796.9
Net assets acquired	$766.8

Purchase price allocations

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of March 31, 2014, as applicable.  The purchase price allocation for the Haskins Steel acquisition is preliminary and is pending the completion of pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

Pro forma financial information

The following pro forma summary financial results present the consolidated results of operations as if the acquisition of Metals USA had occurred as of January 1, 2013, after the effect of certain adjustments, including interest expense on the acquisition debt, non-recurring acquisition related costs, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect Metals USA’s historical method for inventory valuation, which was the first-in, first-out (FIFO) method for the majority of its inventories.  Metals USA adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition. The pro forma summary financial results for the three months ended March 31, 2013 excluded approximately $5.2 million of acquisition and related costs.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Metals USA acquisition been made as of January 1, 2013, or of any potential results which may occur in the future.

Three Months Ended
March 31, 2013
(in millions, except
per share amounts)
Pro forma:
Net sales	$2,484.4
Net income attributable to Reliance	$88.4
Diluted earnings per common share
attributable to Reliance shareholders	$1.15
Basic earnings per common share
attributable to Reliance shareholders	$1.16

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at December 31, 2013	$1,691.6
Purchase price allocation adjustment	1.2
Effect of foreign currency translation	(2.5)
Balance at March 31, 2014	$1,690.3

We had no accumulated impairment losses related to goodwill as of March 31, 2014.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)
Intangible assets subject to amortization:
Covenants not to compete	$8.0	$(7.3)	$8.0	$(7.3)
Loan fees	41.5	(24.9)	41.5	(24.1)
Customer lists/relationships	652.0	(212.6)	654.3	(200.6)
Software – internal use	8.1	(6.5)	8.1	(6.3)
Other	7.4	(3.2)	7.4	(2.7)
	717.0	(254.5)	719.3	(241.0)
Intangible assets not subject to amortization:
Trade names	734.2	—	735.5	—
	$1,451.2	$(254.5)	$1,454.8	$(241.0)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

We recognized amortization expense for intangible assets of $14.1 million and $11.3 million for the three months ended March 31, 2014 and 2013, respectively. Other changes in intangible assets, net during the three months ended March 31, 2014 are due to foreign currency translation losses of $3.0 million.

The following is a summary of estimated aggregated amortization expense for the remaining nine months of 2014 and each of the succeeding five years:

(in millions)
2014	$41.6
2015	53.6
2016	51.9
2017	47.4
2018	41.2
2019	40.5

6.  Income Taxes

Our effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 34.5% and 29.5%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%. Additionally, our 2013 three-month period effective income tax rate was favorably impacted from the settlement of certain tax matters.

7.  Debt

Debt consists of the following:

	March 31,	December 31,
	2014	2013
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$505.0	$480.0
Senior unsecured term loan due from June 30, 2014 to April 4, 2018	461.3	467.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	64.7	64.8
Total	2,131.0	2,112.3
Less: unamortized discount	(3.2)	(3.3)
Less: amounts due within one year and short-term borrowings	(36.8)	(36.5)
Total long-term debt	$2,091.0	$2,072.5

Unsecured Revolving Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement with 26 banks as lenders (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 5% through March 2015 and 10% thereafter until March 2018, with the balance to be paid at maturity. Interest on borrowings from the amended and restated revolving credit facility during the three-month period ending March 31, 2014 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.40% and 1.41% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had $59.2 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $190.8 million of letters of credit.

Senior Unsecured Notes — Publicly Traded

On November 20, 2006 we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $21.6 million are in place for operations in Asia and Europe with combined outstanding balances of $9.8 million and $9.5 million as of March 31, 2014 and December 31, 2013, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.9 million as of March 31, 2014 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $42.7 million as of March 31, 2014. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

We were in compliance with all debt covenants as of March 31, 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

8.  Equity

Common Stock

During the three months ended March 31, 2014, we issued 174,136 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $8.4 million.

Dividends

On April 22, 2014, our Board of Directors declared the 2014 second quarter cash dividend of $0.35 per share. The dividend is payable on June 20, 2014 to shareholders of record as of May 30, 2014.

During the three months ended March 31, 2014 we declared and paid a quarterly dividend of $0.35 per share, or $27.1 million in total, compared to a quarterly dividend of $0.30 per share, or $22.9 million in total, for the same period in 2013.

Share-Based Compensation

On March 25, 2014, we granted a total of 349,380 restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  Each 2014 RSU granted has a service condition and cliff vests at December 31, 2016, if the recipient is an employee on that date. In addition to the service criteria, 136,162 of the RSUs granted in 2014 also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the 2014 RSUs granted was $71.15, the closing price of our common stock on the day before the grant.

Share Repurchase Program

As of March 31, 2014, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2014 or 2013. Repurchased shares are redeemed and treated as authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Unrealized	Pension and	Accumulated
	Foreign Currency	Gain on	Postretirement	Other
	Translation	Investments,	Benefit Adjustments,	Comprehensive
	Gain (Loss)	Net of Tax	Net of Tax	Loss
	(in millions)

Balance as of December 31, 2013	$3.2	$0.2	$(10.1)	$(6.7)
Current-period change	(8.9)	0.1	—	(8.8)
Balance as of March 31, 2014	$(5.7)	$0.3	$(10.1)	$(15.5)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and pension and postretirement benefit adjustments are net of taxes of $0.1 million and $6.9 million, respectively, as of March 31, 2014 and December 31, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.  Commitments and Contingencies

Environmental Contingencies

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

Legal Matters

On April 29, 2014, a judgment was entered against the Company and its subsidiary, Chapel Steel Corp. (“Chapel”), along with four other co-defendants, in an antitrust lawsuit filed in the United States District Court for the Southern District of Texas. As disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the Securities and Exchange Commission, Reliance has been involved in this legal proceeding brought by two former employees who left the Company to start their own business and claim that Reliance and the co-defendants engaged in anticompetitive activities. The judgment, entered against all six defendants jointly and severally, awarded the plaintiff $156 million in damages, representing a trebling under federal antitrust laws of the jury verdict of $52 million in damages.  Reliance and Chapel disagree with the judgment and damages award and intend to pursue all available remedies, including taking the matter up on appeal. Despite the judgment, Reliance currently believes a reasonable range of its potential loss in this matter is between $10 million and $39 million.  The low end of the estimated range of potential loss is based on our current belief that we may be successful in our efforts, including any appeal or other proceeding, in reducing the judgment and/or settling this matter.  The high end of the estimated range of potential loss represents our estimate of Reliance’s maximum share of the judgment should we be unsuccessful in reducing the judgment or settling the matter at a lower amount.  We have determined that no amount within this range is a better estimate than any other amount and, therefore, have accrued to the minimum amount of the range.  Our estimated range of potential loss is based on our opinion regarding the current status and likelihood of final resolution through appeal or other proceedings, and could change as a result of developments in the appeal or other proceedings or if the likelihood of settlement changes.  The ultimate financial obligation resulting from resolution of this matter could vary, perhaps materially, from our estimated range of potential loss.

From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. Except as disclosed above, we are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these other matters will be resolved without a material adverse effect on our results of operations or financial condition. We maintain liability insurance against risks arising out of our ordinary course of business.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

10.  Earnings Per Share

Basic earnings per share exclude any dilutive effects of options, restricted stock, RSUs, warrants and convertible securities. Diluted earnings per share are calculated including the dilutive effects of options, restricted stock, RSUs, warrants and convertible securities, if any.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2014	2013
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$87.2	$83.7
Denominator:
Denominator for basic earnings per share:
Weighted average shares	77,507,406	76,297,108

Effect of dilutive securities:
Stock options, restricted stock, and RSUs	850,426	783,595

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	78,357,832	77,080,703
Net income per share attributable to Reliance shareholders – diluted	$1.11	$1.09
Net income per share attributable to Reliance shareholders – basic	$1.13	$1.10

The computations of earnings per share for the three months ended March 31, 2014 and 2013 do not include 17,625 and 483,680 weighted average shares, respectively, for stock options and RSU’s, because their inclusion would have been anti-dilutive.

11.  Condensed Consolidating Financial Statements

In November 2006 and April 2013, we issued senior unsecured notes in the aggregate principal amount of $1.1 billion, at fixed interest rates that are guaranteed by our named 100%-owned domestic subsidiaries that also guarantee borrowings under the Credit Agreement. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$46.8	$(9.5)	$76.3	$—	$113.6
Accounts receivable, less allowance for doubtful accounts	79.0	976.0	105.1	—	1,160.1
Inventories	60.5	1,449.8	145.9	—	1,656.2
Income taxes receivable	49.9	—	—	(49.9)	—
Intercompany receivables	0.4	20.7	1.5	(22.6)	—
Other current assets	109.2	51.9	10.6	(76.5)	95.2
Total current assets	345.8	2,488.9	339.4	(149.0)	3,025.1

Investments in subsidiaries	4,555.0	211.5	—	(4,766.5)	—
Property, plant and equipment, net	100.6	1,291.1	202.3	—	1,594.0
Goodwill	23.8	1,556.8	109.7	—	1,690.3
Intangible assets, net	34.4	1,048.2	114.1	—	1,196.7
Intercompany receivables	1,376.6	112.4	10.1	(1,499.1)	—
Other assets	20.9	64.4	5.3	—	90.6
Total assets	$6,457.1	$6,773.3	$780.9	$(6,414.6)	$7,596.7

Liabilities & Equity
Accounts payable	$43.3	$403.1	$33.5	$(22.6)	$457.3
Accrued compensation and retirement costs	9.5	69.5	8.9	—	87.9
Other current liabilities	79.5	91.5	44.4	(51.2)	164.2
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	25.3	—	11.5	—	36.8
Total current liabilities	157.6	639.3	98.3	(149.0)	746.2
Long-term debt	2,038.1	5.7	47.2	—	2,091.0
Intercompany borrowings	—	1,321.7	177.4	(1,499.1)	—
Other long-term liabilities	321.9	446.6	41.0	—	809.5
Total Reliance shareholders’ equity	3,939.5	4,352.9	413.6	(4,766.5)	3,939.5
Noncontrolling interests	—	7.1	3.4	—	10.5
Total equity	3,939.5	4,360.0	417.0	(4,766.5)	3,950.0
Total liabilities and equity	$6,457.1	$6,773.3	$780.9	$(6,414.6)	$7,596.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Condensed Unaudited Consolidating Balance Sheet
As of December 31, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$19.7	$(0.8)	$64.7	$—	$83.6
Accounts receivable, less allowance for doubtful accounts	64.1	820.3	99.1	—	983.5
Inventories	52.6	1,344.8	142.6	—	1,540.0
Income taxes receivable	34.4	—	—	(0.5)	33.9
Intercompany receivables	0.3	350.6	2.2	(353.1)	—
Other current assets	124.8	40.8	8.9	(76.6)	97.9
Total current assets	295.9	2,555.7	317.5	(430.2)	2,738.9

Investments in subsidiaries	4,647.7	312.4	—	(4,960.1)	—
Property, plant and equipment, net	100.8	1,298.7	204.4	—	1,603.9
Goodwill	23.8	1,555.7	112.1	—	1,691.6
Intangible assets, net	17.4	1,077.8	118.6	—	1,213.8
Intercompany receivables	1,219.4	22.4	394.3	(1,636.1)	—
Other assets	20.8	66.6	5.4	—	92.8
Total assets	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

Liabilities & Equity
Accounts payable	$29.1	$185.8	$418.5	$(353.1)	$280.3
Accrued compensation and retirement costs	21.1	85.9	12.5	—	119.5
Other current liabilities	53.5	63.1	22.4	(1.9)	137.1
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	25.3	—	11.2	—	36.5
Total current liabilities	129.0	410.0	464.6	(430.2)	573.4
Long-term debt	2,019.2	5.7	47.6	—	2,072.5
Intercompany borrowings	—	1,550.6	85.5	(1,636.1)	—
Other long-term liabilities	303.0	466.5	41.2	—	810.7
Total Reliance shareholders’ equity	3,874.6	4,450.1	510.0	(4,960.1)	3,874.6
Noncontrolling interests	—	6.4	3.4	—	9.8
Total equity	3,874.6	4,456.5	513.4	(4,960.1)	3,884.4
Total liabilities and equity	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2014
(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$182.4	$2,244.9	$187.6	$(61.9)	$2,553.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	146.1	1,678.6	143.0	(61.9)	1,905.8
Warehouse, delivery, selling, general and administrative	45.1	381.1	31.2	(16.4)	441.0
Depreciation and amortization	4.5	42.9	4.5	—	51.9
	195.7	2,102.6	178.7	(78.3)	2,398.7

Operating (loss) income	(13.3)	142.3	8.9	16.4	154.3

Other income (expense):
Interest	(19.2)	(6.2)	(1.2)	6.4	(20.2)
Other income (expense), net	20.5	(0.2)	2.5	(22.8)	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(12.0)	135.9	10.2	—	134.1
Equity in earnings of subsidiaries	84.7	2.8	—	(87.5)	—
Income before income taxes	72.7	138.7	10.2	(87.5)	134.1
Income tax (benefit) provision	(14.5)	56.8	3.9	—	46.2
Net income	87.2	81.9	6.3	(87.5)	87.9
Less: Net income attributable to noncontrolling interests	—	0.7	—	—	0.7
Net income attributable to Reliance	$87.2	$81.2	$6.3	$(87.5)	$87.2
Comprehensive income (loss) attributable to Reliance	$87.4	$81.3	$(2.8)	$(87.5)	$78.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Condensed Unaudited Consolidating Statement of Income
For the three months ended March 31, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$179.4	$1,738.7	$163.7	$(56.5)	$2,025.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	138.1	1,291.4	123.5	(56.5)	1,496.5
Warehouse, delivery, selling, general and administrative	50.9	299.6	23.3	(16.1)	357.7
Depreciation and amortization	4.0	33.6	3.5	—	41.1
	193.0	1,624.6	150.3	(72.6)	1,895.3

Operating (loss) income	(13.6)	114.1	13.4	16.1	130.0

Other income (expense):
Interest	(13.1)	(2.5)	(0.5)	3.0	(13.1)
Other income (expense), net	18.3	3.9	(0.2)	(19.1)	2.9
(Loss) income before equity in earnings of subsidiaries and income taxes	(8.4)	115.5	12.7	—	119.8
Equity in earnings of subsidiaries	82.6	4.8	—	(87.4)	—
Income before income taxes	74.2	120.3	12.7	(87.4)	119.8
Income tax (benefit) provision	(9.5)	42.2	2.6	—	35.3
Net income	83.7	78.1	10.1	(87.4)	84.5
Less: Net income attributable to noncontrolling interests	—	0.8	—	—	0.8
Net income attributable to Reliance	$83.7	$77.3	$10.1	$(87.4)	$83.7
Comprehensive income attributable to Reliance	$82.2	$77.5	$1.5	$(87.4)	$73.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash provided by (used in) operating activities	$164.6	$(94.5)	$(1.3)	$—	$68.8

Investing activities:
Purchases of property, plant and equipment	(3.3)	(23.7)	(1.9)	—	(28.9)
Net advances to subsidiaries	(134.6)	—	—	134.6	—
Other investing activities, net	0.1	(9.2)	—	—	(9.1)
Cash used in investing activities	(137.8)	(32.9)	(1.9)	134.6	(38.0)

Financing activities:
Net short-term debt borrowings	—	—	0.3	—	0.3
Proceed from long-term debt borrowings	160.0	—	—	—	160.0
Principal payments on long-term debt	(141.3)	(0.4)	—	—	(141.7)
Dividends paid	(27.1)	—	—	—	(27.1)
Intercompany borrowings	—	119.1	15.5	(134.6)	—
Other financing activities, net	8.7	—	—	—	8.7
Cash provided by financing activities	0.3	118.7	15.8	(134.6)	0.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.0)	—	(1.0)
Increase (decrease) in cash and cash equivalents	27.1	(8.7)	11.6	—	30.0
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6
Cash and cash equivalents at end of period	$46.8	$(9.5)	$76.3	$—	$113.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash provided by (used in) operating activities	$112.9	$(66.5)	$25.8	$—	$72.2

Investing activities:
Purchases of property, plant and equipment	(3.0)	(21.6)	(2.2)	—	(26.8)
Net advances to subsidiaries	(52.2)	—	—	52.2	—
Other investing activities, net	—	7.3	—	—	7.3
Cash used in investing activities	(55.2)	(14.3)	(2.2)	52.2	(19.5)

Financing activities:
Net short-term debt borrowings	—	—	3.1	—	3.1
Proceed from long-term debt borrowings	50.0	—	—	—	50.0
Principal payments on long-term debt	(110.0)	—	—	—	(110.0)
Dividends paid	(22.9)	—	—	—	(22.9)
Net intercompany borrowings (repayments)	—	81.6	(29.4)	(52.2)	—
Other financing activities, net	30.8	(0.7)	—	—	30.1
Cash (used in) provided by financing activities	(52.1)	80.9	(26.3)	(52.2)	(49.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash and cash equivalents	5.6	0.1	(3.2)	—	2.5
Cash and cash equivalents at beginning of year	28.1	13.1	56.4	—	97.6
Cash and cash equivalents at end of period	$33.7	$13.2	$53.2	$—	$100.1

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”).  As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Overview

Economic activity in 2014 appears to be on an upward trend, with both demand and pricing increasing sequentially for three months in a row during the three months ended March 31, 2014. Our sales increased 26.1% with our tons sold up 38.6% in the three-month period of 2014 compared to the comparable 2013 period mainly due to our acquisition of Metals USA Holdings Corp. (“Metals USA”) in April 2013. We saw meaningful improvement in our same-store tons sold in the 2014 first quarter, with our tons increasing 8.4% from the 2013 first quarter, well ahead of the industry data reported by the Metals Service Center Institute, which was up 2.5% during the same period.

In the 2014 first quarter, our sales to the auto industry, mainly through our toll processing operations, along with sales into the aerospace and heavy industries continued to perform well. Non-residential construction showed indications of improving demand, however, overall activity levels in the non-residential construction end market remain well below the peak levels in 2006. We expect the energy (oil and gas) market to modestly improve during the remainder of 2014.

Metals pricing increased somewhat from the 2013 fourth quarter, however, overall pricing was lower than in the 2013 first quarter. Our average selling price was down 8.7%, partially due to product mix. Carbon steel price increases were announced early in the quarter, but then declined somewhat mid-quarter. This created a competitive market, pressuring gross profit margins.

We believe our teams in the field did an excellent job servicing their customers, allowing us to increase market share and maintain our gross profit margins at 25.4%, which is within our historical range of 25%-27%.

Our operating income was negatively impacted by the lower pricing levels as compared to the 2013 first quarter. However, excluding non-recurring litigation charges relating to the antitrust litigation matter and Metals USA transaction related costs, operating income increased 23.5%, in line with our 26.1% increase in net sales. Higher financing costs associated with the borrowings to fund our 2013 acquisitions and a higher effective income tax rate in the 2014 first quarter offset the increase in operating income and contributed to the modest increase in our net income of 4.2%.

As mentioned, we acquired Metals USA in April 2013 which contributed $454.5 million to our 2014 first quarter sales. We also acquired Haskins Steel Co., Inc. (“Haskins Steel”) in November 2013, which contributed $8.0 million to our 2014 first quarter sales.  We invested $28.9 million in capital expenditures in the three-months ended March 31, 2014, with the majority related to growth activities. We increased our return of cash to shareholders, with a 16.7% increase in our regular quarterly dividend rate compared to the 2013 first quarter.

As of March 31, 2014, our net debt-to-capital ratio was 33.8%, down from 34.3% as of December 31, 2013 and down from 39.4% upon funding the Metals USA acquisition in April 2013.

We believe that, given continued improvement in demand, especially for non-residential construction, and increased metals pricing levels we have current capacity for meaningfully higher earnings, given our exposure to high-growth industries such as aerospace and energy, our broad and diverse product base, and our wide geographic footprint. We are cautiously optimistic that the U.S. economy will continue its recovery throughout 2014, resulting in better demand and pricing for our products.

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

2013 Acquisitions

On November 1, 2013, we acquired Haskins Steel, located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the three months ended March 31, 2014 were $8.0 million.

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

On April 12, 2013, we acquired Metals USA. Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the three months ended March 31, 2014 were $454.5 million.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth certain income statement data for the three-month periods ended March 31, 2014 and 2013 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2014		2013
		% of		% of
	$	Net Sales	$	Net Sales

Net sales	$2,553.0	100.0%	$2,025.3	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,905.8	74.6	1,496.5	73.9

Gross profit (1)	647.2	25.4	528.8	26.1

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	441.0	17.3	357.7	17.7

Depreciation expense	37.8	1.5	29.8	1.5

Amortization expense	14.1	0.6	11.3	0.6

Operating income	$154.3	6.0%	$130.0	6.4%

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

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2014	2013	Change	Change
	(in millions)
Net sales	$2,553.0	$2,025.3	$527.7	26.1%
Net sales, same-store	$2,090.4	$2,025.3	$65.1	3.2%

	Three Months Ended
	March 31,		Tons	Percentage
	2014	2013	Change	Change
	(in thousands)
Tons sold	1,532.4	1,105.9	426.5	38.6%
Tons sold, same-store	1,199.0	1,105.9	93.1	8.4%

	Three Months Ended
	March 31,		Price	Percentage
	2014	2013	Change	Change
Average selling price per ton sold	$1,673	$1,832	$(159)	(8.7)%
Average selling price per ton sold, same-store	$1,752	$1,832	$(80)	(4.4)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2013 acquisitions.

Our consolidated sales and tons sold are up significantly in the 2014 period as compared to 2013, mainly due to our acquisition of Metals USA in April of 2013. Metals USA contributed $454.5 million of net sales in the three-month period ended March 31, 2014. Business activity in most all of our end markets was higher in the 2014 three-month period compared to 2013. For the three-month period ended March 31, 2014, same-store tons sold were up 8.4% from the same period in 2013, well above the industry data reported by the Metals Service Center Institute, which was up 2.5% during the same period. One end market that continues to perform well for us in the 2014 three-month period as compared to the comparable 2013 period was auto, primarily through our toll processing businesses in the U.S. and Mexico. Our other major industries that performed reasonably well were aerospace, energy, and heavy industry. Non-residential construction, our largest end market, is showing the beginning signs of a recovery, albeit at significantly reduced demand levels from its peak in 2006.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

The most significant challenge in the three-month period ended March 31, 2014 continues to be metals pricing. Though our average selling prices increased sequentially throughout the three-month period ended March 31, 2014, we did experience volatility in pricing for certain of our products during the quarter.  Our same-store average selling price continues to be below that observed in the 2013 first-half and 2012 due to still below normal demand levels and lower mill pricing generally attributable to increased imports and increased domestic capacity for many of the products we sell. Lower London Metal Exchange aluminum prices and reduced nickel surcharges were primarily responsible for the drop in common alloy aluminum and stainless steel prices, respectively.

In the three-month period ended March 31, 2014 we experienced lower same-store selling prices as compared to the same period in 2013 across all our products, as follows: carbon steel decreased 0.9%; aluminum decreased 3.4%; stainless steel decreased 6.0%; and alloy decreased 3.5%. As carbon steel sales represent approximately 55% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average price per ton sold.

Our Metals USA acquisition in April 2013 has lowered our average selling price somewhat as Metals USA’s product mix is more heavily weighted toward carbon steel products than our overall company-wide mix and carbon steel products generally have lower prices than the other products we sell. In the 2014 three-month period carbon steel products represented 55% of total sales compared to 50% in the comparable 2013 period.

Cost of Sales

	Three Months Ended
	March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$1,905.8	74.6%	$1,496.5	73.9%	$409.3	27.4%

The increase in cost of sales in the three-month period ended March 31, 2014 is mainly due to increases in our tons sold resulting from our 2013 acquisitions offset by lower mill pricing for most of our products. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO inventory valuation reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a debit, or expense, of $5.0 million in the three-month period ended March 31, 2014 compared to a credit, or income, of $5.0 million in the same period in 2013. Higher metal costs in 2014 as compared to December 31, 2013 levels resulted in LIFO expense.

Gross Profit

	Three Months Ended
	March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$647.2	25.4%	$528.8	26.1%	$118.4	22.4%

The increase in our gross profit in the three-month period ended March 31, 2014 is primarily due to the contribution from our acquisition of Metals USA on April 12, 2013, which was somewhat offset by the impact of the overall decline in our selling prices. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our inventory LIFO valuation reserve adjustments, respectively.

Our gross profit margin was within our historical range of 25% to 27%. The decline in our gross margin was mainly due to a competitive pricing environment given uncertainty due to metal price volatility.

Expenses

	Three Months Ended
	March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$441.0	17.3%	$357.7	17.7%	$83.3	23.3%
S,G&A expense, same-store	$365.2	17.5%	$354.6	17.5%	$10.6	3.0%
Depreciation & amortization expense	$51.9	2.1%	$41.1	2.1%	$10.8	26.3%

Our expenses increased mainly due to the additional expenses of our 2013 acquisitions and legal costs and accruals associated with the antitrust litigation matter. Excluding the $10.3 million of charges related to the antitrust litigation matter, our same-store S,G&A expense in the 2014 three-month period was flat with the 2013 comparable period and our expense as a percent of sales decreased to 16.9%.  For further discussion of our pending litigation matter, see Note 9 of the Notes to Unaudited Consolidated Financial Statements.

The increase in depreciation and amortization expense was mainly due to our 2013 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	Three Months Ended
	March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$154.3	6.0%	$130.0	6.4%	$24.3	18.7%

Our operating income was higher due primarily to the contributions of our 2013 acquisitions. Our operating margin declined in 2014 mainly due to declines in our selling prices along with non-recurring legal costs and accruals relating to a litigation matter.

Other Income (Expense)

	Three Months Ended
	March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest	$(20.2)	(0.8)%	$(13.1)	(0.6)%	$(7.1)	54.2%
Other income, net	$—	—%	$2.9	0.1%	$(2.9)	(100.0)%

In the three-month period ended March 31, 2014 interest expense increased primarily due to the new $500.0 million term loan and proceeds from our $500.0 million senior notes offering to fund our $1.25 billion acquisition of Metals USA in April 2013.  See discussion in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The change in other income, net was primarily due to lower income from company-owned life insurance policies.

Income Tax Rate

Our effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 34.5% and 29.5%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%. Additionally, our 2013 three-month period effective income tax rate was favorably impacted from the settlement of certain tax matters.

Net Income

	Three Months Ended
	March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$87.2	3.4%	$83.7	4.1%	$3.5	4.2%

The increase in our net income was primarily the result of higher operating income offset by higher interest costs and a higher effective income tax rate. The decline in our net income as a percentage of net sales is due to declines in our selling prices along with non-recurring legal costs and accruals.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $68.8 million in the three-month period ended March 31, 2014 compared with $72.2 million provided in the same period in 2013, reflecting our consistent profitability in both periods. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2014, our days sales outstanding rate was approximately 41.6 days compared to 41.3 days at December 31, 2013.  Our inventory turn rate (based on dollars) during the three-month period ended March 31, 2014 was about 4.4 times (or 2.7 months on hand), compared to our 2013 annual rate of 4.2 times (or 2.9 months on hand).

Investing Activities

Net cash used in investing activities of $38.0 million in the three-month period ended March 31, 2014 was mainly comprised of our capital expenditures. Capital expenditures were $28.9 million for the three-month period ended March 31, 2014 compared to $26.8 million during the same period in 2013. The majority of our 2014 capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash provided by financing activities of $0.2 million in the three-month period ended March 31, 2014 was mainly comprised of net debt borrowings and proceeds received from the exercise of employee stock options offset by dividend payments to our shareholders. Net debt borrowings in the three-month period ended March 31, 2014 were $18.6 million compared to repayments of $56.9 million in the same period in 2013. We paid dividends to our shareholders of $27.1 million during the three-month period ended March 31, 2014, an increase of $4.2 million from the same period in 2013 due to increases in our regular quarterly dividend rate. Proceeds from exercises of stock options were $8.4 million, a significant decrease from $31.6 million in the same period in 2013.

On February 18, 2014, our Board of Directors increased our regular quarterly dividend to $0.35 per share of common stock, an increase of 6% from $0.33 per share. On April 22, 2014, the Board declared the 2014 second quarter cash dividend of $0.35 per share.  We have increased our dividend 21 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 55 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2014 was $2.13 billion, up slightly from $2.11 billion at December 31, 2013. At March 31, 2014, we had $505.0 million in outstanding borrowings on our $1.5 billion revolving credit facility. As of March 31, 2014, our net debt-to-capital ratio was 33.8%, down from 34.3% as of December 31, 2013.

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions.

We also have other revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $21.6 million and with combined outstanding balances of $9.8 million and $9.5 million as of March 31, 2014 and December 31, 2013, respectively.

Capital Resources

On November 20, 2006 we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

The $500.0 million term loan due April 4, 2018 will amortize in quarterly installments, with an annual amortization of 5% through March 2015 and 10% thereafter until March 2018, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.9 million as of March 31, 2014 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $42.7 million as of March 31, 2014. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of March 31, 2014, we had $567.1 million of debt obligations coming due before our $1.5 billion amended and restated revolving credit facility expires on April 4, 2018. We are comfortable that we will be able to fund our debt obligations as well as our working capital, capital expenditures, dividend, growth and other needs with a combination of cash flow from operations, borrowings on our revolving credit facility, and raising additional funds in the bank or capital markets, as appropriate. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended March 31, 2014 was approximately 7.0 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of March 31, 2014, calculated in accordance with the terms of the Credit Agreement, was 35.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt).

Additionally, all of our 100%-owned domestic subsidiaries, which constitute the substantial majority of our subsidiaries, guarantee the borrowings under the Credit Agreement and the Indentures. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 88% of total consolidated tangible assets as of March 31, 2014.

We were in compliance with all debt covenants at March 31, 2014.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2014 and December 31, 2013, we were contingently liable under standby letters of credit in the aggregate amount of $59.2 million. The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.69 billion at March 31, 2014, or approximately 22.3% of total assets, or 42.9% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $1.20 billion at March 31, 2014, or approximately 15.8% of total assets, or 30.4% of Reliance shareholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to accounts receivable, inventories, income taxes, goodwill and intangible assets, long-lived assets, and litigation liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Litigation Liability

A loss contingency pursuant to pending litigation is recorded as a liability when it is both: (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If the Company believes that a loss in litigation is not probable, then no liability will be recorded. Expected costs of resolving litigation are accrued as the services are rendered.

We do not believe that any of the new accounting guidance implemented during 2014 changed our critical accounting policies.

New Accounting Guidance

See “Note 2 — Impact of Recently Issued Accounting Guidance” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2013. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is hereby incorporated by reference to the material appearing in Note 9 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the caption “Legal Matters.”

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 2, 2014	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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