Form 10-Q
period 2014-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2014-07-31
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐  No  ☑

As of July 28, 2014, 77,967,476 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	June 30,	December 31,
	2014	2013*
Current assets:
Cash and cash equivalents	$113.5	$83.6
Accounts receivable, less allowance for doubtful accounts of $20.6 at June 30, 2014 and $18.9 at December 31, 2013	1,169.2	983.5
Inventories	1,769.9	1,540.0
Prepaid expenses and other current assets	63.9	59.0
Income taxes receivable	—	33.9
Deferred income taxes	38.9	38.9
Total current assets	3,155.4	2,738.9
Property, plant and equipment:
Land	192.5	191.7
Buildings	951.7	934.6
Machinery and equipment	1,406.3	1,350.3
Accumulated depreciation	(942.7)	(872.7)
	1,607.8	1,603.9

Goodwill	1,676.3	1,691.6
Intangible assets, net	1,186.2	1,213.8
Cash surrender value of life insurance policies, net	40.5	45.4
Investments in unconsolidated entities	15.1	14.1
Other assets	33.4	33.3
Total assets	$7,714.7	$7,341.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$457.8	$280.3
Accrued expenses	108.1	91.1
Accrued compensation and retirement costs	105.0	119.5
Accrued insurance costs	45.7	46.0
Current maturities of long-term debt and short-term borrowings	39.2	36.5
Income taxes payable	6.7	—
Total current liabilities	762.5	573.4
Long-term debt	2,093.2	2,072.5
Long-term retirement costs	84.7	84.0
Other long-term liabilities	30.7	35.9
Deferred income taxes	689.4	690.8
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 77,941,158 at June 30, 2014 and 77,492,017 at December 31, 2013, stated capital	852.5	818.3
Retained earnings	3,193.1	3,063.0
Accumulated other comprehensive loss	(1.3)	(6.7)
Total Reliance shareholders’ equity	4,044.3	3,874.6
Noncontrolling interests	9.9	9.8
Total equity	4,054.2	3,884.4
Total liabilities and equity	$7,714.7	$7,341.0

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net sales	$2,616.8	$2,448.3	$5,169.8	$4,473.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,943.5	1,826.7	3,849.3	3,323.2
Warehouse, delivery, selling, general and administrative	444.9	426.0	885.9	783.7
Depreciation and amortization	52.7	50.1	104.6	91.2
	2,441.1	2,302.8	4,839.8	4,198.1

Operating income	175.7	145.5	330.0	275.5

Other income (expense):
Interest	(20.2)	(22.1)	(40.4)	(35.2)
Other (expense) income, net	(1.3)	(0.6)	(1.3)	2.3
Income before income taxes	154.2	122.8	288.3	242.6
Income tax provision	56.4	40.9	102.6	76.2
Net income	97.8	81.9	185.7	166.4
Less: Net income attributable to noncontrolling interests	1.3	0.9	2.0	1.7
Net income attributable to Reliance	$96.5	$81.0	$183.7	$164.7

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.22	$1.05	$2.34	$2.13

Basic earnings per common share attributable to Reliance shareholders	$1.24	$1.06	$2.37	$2.15

Cash dividends per share	$0.35	$0.30	$0.70	$0.60

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$97.8	$81.9	$185.7	$166.4
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14.2	(9.8)	5.3	(19.9)
Unrealized gain on investments, net of tax	—	—	0.1	0.2
Total other comprehensive income (loss)	14.2	(9.8)	5.4	(19.7)
Comprehensive income	112.0	72.1	191.1	146.7
Less: comprehensive income attributable to noncontrolling interests	1.3	0.9	2.0	1.7
Comprehensive income attributable to Reliance	$110.7	$71.2	$189.1	$145.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income	$185.7	$166.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	104.6	91.2
Deferred income tax (benefit) provision	(1.5)	0.6
(Gain) loss on sales of property, plant and equipment	(1.0)	1.0
Equity in earnings of unconsolidated entities	(1.4)	(0.9)
Dividends received from unconsolidated entity	0.4	0.4
Share-based compensation expense	12.9	14.5
Other	4.4	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(188.0)	(133.2)
Inventories	(230.4)	62.8
Prepaid expenses and other assets	37.2	11.3
Accounts payable and other liabilities	186.6	70.3
Net cash provided by operating activities	109.5	283.9

Investing activities:
Purchases of property, plant and equipment	(86.9)	(74.3)
Acquisitions, net of cash acquired	—	(794.7)
Proceeds from sale of business, net	26.2	—
Other	(9.0)	8.5
Net cash used in investing activities	(69.7)	(860.5)

Financing activities:
Net short-term debt repayments	(3.6)	(469.3)
Proceeds from long-term debt borrowings	297.0	2,257.9
Principal payments on long-term debt	(270.3)	(1,191.6)
Debt issuance costs	—	(10.3)
Dividends paid	(54.4)	(46.0)
Exercise of stock options	21.3	42.4
Other	(1.1)	(1.7)
Net cash (used in) provided by financing activities	(11.1)	581.4
Effect of exchange rate changes on cash	1.2	(1.6)
Increase in cash and cash equivalents	29.9	3.2
Cash and cash equivalents at beginning of year	83.6	97.6
Cash and cash equivalents at end of period	$113.5	$100.8

Supplemental cash flow information:
Interest paid during the period	$40.5	$29.9
Income taxes paid during the period, net	$62.5	$65.7

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$—	$529.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity—In April 2014, the FASB issued accounting guidance for reporting discontinued operations and disposals of components of an entity. The new guidance limits discontinued operations reporting to those disposals which represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The updated guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The new accounting guidance is effective for disposals that occur during fiscal years that begin after December 15, 2014. Early adoption of the new accounting guidance is permitted and we adopted the new guidance during the three months ended June 30, 2014 and applied it to our sale of Metals USA’s non-core roofing business in May 2014. The adoption of these changes did not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

3.  Acquisitions

2013 Acquisitions

On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired Haskins Steel Co., Inc. (“Haskins Steel”), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the six months ended June 30, 2014 were $15.9 million.

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

On April 12, 2013, we acquired Metals USA Holdings Corp. (“Metals USA”). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the six months ended June 30, 2014 were $918.6 million. Effective May 16, 2014, the Company sold Metals USA’s non-core roofing business for net proceeds of approximately $26.2 million and recorded a pre-tax loss of approximately $1.1 million, which is included in other expense, net.  Net sales of Metals USA’s non-core roofing business during the six months ended June 30, 2014 and during the period from April 13, 2013 through December 31, 2013 were $9.6 million and $25.4 million, respectively.

The purchase price for Metals USA of $766.8 million along with assumed debt of $486.1 million represented a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s debt with proceeds from our $500.0 million term loan, which we entered into in April 2013, and our April 2013 $500.0 million senior notes offering, with the balance drawn on our revolving credit facility (see Note 7). During the three months and six months ended June 30, 2013 we incurred approximately $11.4 million in transaction related costs, which are included in warehouse, delivery, selling, general and administrative expenses.

The allocation of the total purchase price of Metals USA to the fair values of assets acquired and liabilities assumed was as follows:

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Purchase price allocations

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of June 30, 2014, as applicable.  The purchase price allocation for the Haskins Steel acquisition is preliminary and is pending the completion of pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

Pro forma financial information

The following pro forma summary financial results present the consolidated results of operations as if the acquisition of Metals USA had occurred as of January 1, 2013, after the effect of certain adjustments, including interest expense on the acquisition debt, non-recurring acquisition related costs, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect Metals USA’s historical method for inventory valuation, which was the first-in, first-out (FIFO) method for the majority of its inventories.  Metals USA adopted the last-in, first-out (LIFO) method of inventory valuation upon acquisition. The pro forma summary financial results for the three months and six months ended June 30, 2013 excluded approximately $43.5 million and $48.7 million of acquisition and related costs, respectively.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Metals USA acquisition been made as of January 1, 2013, or of any potential results which may occur in the future.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in millions, except	(in millions, except
	per share amounts)	per share amounts)
Pro forma:
Net sales	$2,519.2	$5,003.6
Net income attributable to Reliance	$83.0	$172.0
Diluted earnings per common share attributable to Reliance shareholders	$1.07	$2.23
Basic earnings per common share attributable to Reliance shareholders	$1.08	$2.25

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at December 31, 2013	$1,691.6
Purchase price allocation adjustment	1.2
Sale of business	(17.1)
Effect of foreign currency translation	0.6
Balance at June 30, 2014	$1,676.3

We had no accumulated impairment losses related to goodwill as of June 30, 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

			June 30, 2014		December 31, 2013
	Weighted Average		Gross		Gross
	Amortizable		Carrying	Accumulated	Carrying	Accumulated
	Life in Years		Amount	Amortization	Amount	Amortization
			(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.	5	$2.1	$(1.5)	$8.0	$(7.3)
Loan fees	3.	8	41.5	(25.7)	41.5	(24.1)
Customer lists/relationships	14.	6	654.8	(225.9)	654.3	(200.6)
Software – internal use	10.	0	8.1	(6.7)	8.1	(6.3)
Other	5.	2	7.2	(3.5)	7.4	(2.7)
			713.7	(263.3)	719.3	(241.0)
Intangible assets not subject to amortization:
Trade names			735.8	—	735.5	—
			$1,449.5	$(263.3)	$1,454.8	$(241.0)

We recognized amortization expense for intangible assets of $28.2 million and $26.4 million for the six months ended June 30, 2014 and 2013, respectively. Other changes in intangible assets, net during the six months ended June 30, 2014 are due to foreign currency translation gains of $0.6 million.

The following is a summary of estimated aggregate amortization expense for the remaining six months of 2014 and each of the succeeding five years:

(in millions)
2014	$27.6
2015	53.7
2016	52.1
2017	47.6
2018	41.4
2019	40.7

6.  Income Taxes

Our effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 36.6% and 33.3%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 35.6% and 31.4%, respectively. Our 2014 three-month and six-month period effective income tax rates were unfavorably impacted by the sale of certain non-core assets acquired as part of the Metals USA acquisition. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

7.  Debt

Debt consisted of the following:

	June 30,	December 31,
	2014	2013
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$520.0	$480.0
Senior unsecured term loan due from September 30, 2014 to April 4, 2018	455.0	467.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	60.5	64.8
Total	2,135.5	2,112.3
Less: unamortized discount	(3.1)	(3.3)
Less: amounts due within one year and short-term borrowings	(39.2)	(36.5)
Total long-term debt	$2,093.2	$2,072.5

Unsecured Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement with 26 banks as lenders (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 5% through March 2015 and 10% thereafter until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility during the three-month period ended June 30, 2014 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility were 1.40% and 1.41% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had $59.2 million of letters of credit outstanding under the revolving credit facility with availability to issue an additional $190.8 million of letters of credit.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by certain of our 100%-owned domestic subsidiaries that guarantee our revolving credit facility. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $21.8 million are in place for operations in Asia and Europe with combined outstanding balances of $6.0 million and $9.5 million as of June 30, 2014 and December 31, 2013, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.9 million as of June 30, 2014 and December 31, 2013 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which had outstanding balances of $42.4 million and $43.0 million as of June 30, 2014 and December 31, 2013, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

Covenants

The Credit Agreement requires us to maintain an interest coverage ratio and a maximum leverage ratio, among other things.

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries.  The subsidiary guarantors, together with Reliance, are required to collectively account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets.

We were in compliance with all debt covenants as of June 30, 2014.

8.  Equity

Common Stock

During the six months ended June 30, 2014, we issued 449,141 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $21.3 million.

Dividends

On July 22, 2014, our Board of Directors declared the 2014 third quarter cash dividend of $0.35 per share. The dividend is payable on September 12, 2014 to shareholders of record as of August 15, 2014.

During the six months ended June 30, 2014 we declared and paid quarterly dividends of $0.35 per share, or $54.4 million in total, compared to quarterly dividends of $0.30 per share, or $46.0 million in total, for the same period in 2013.

Share-Based Compensation

On March 25, 2014, we granted a total of 349,380 restricted stock units (“RSUs”) to key employees pursuant to our Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  Each 2014 RSU granted has a service condition and cliff vests at December 31, 2016, if the recipient is an employee on that date. In addition to the service criteria, 136,162 of the RSUs granted in 2014 also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the 2014 RSUs granted was $71.15, the closing price of our common stock on the day before the grant.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Share Repurchase Program

As of June 30, 2014, 7,883,033 shares of common stock remain authorized for repurchase under our stock repurchase program. No shares were repurchased in 2014 or 2013. Repurchased shares are redeemed and treated as authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Unrealized	Pension and	Accumulated
	Foreign Currency	Gain on	Postretirement	Other
	Translation	Investments,	Benefit Adjustments,	Comprehensive
	Gain	Net of Tax	Net of Tax	Loss
	(in millions)

Balance as of December 31, 2013	$3.2	$0.2	$(10.1)	$(6.7)
Current-period change	5.3	0.1	—	5.4
Balance as of June 30, 2014	$8.5	$0.3	$(10.1)	$(1.3)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and pension and postretirement benefit adjustments are net of taxes of $0.1 million and $6.9 million, respectively, as of June 30, 2014 and December 31, 2013.

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

Legal Matters

On April 29, 2014, a judgment was entered against the Company and its subsidiary, Chapel Steel Corp. (“Chapel”), along with four other co-defendants, in an antitrust lawsuit filed in the United States District Court for the Southern District of Texas. As previously disclosed, Reliance has been involved in this legal proceeding brought by two former employees who left the Company to start their own business and claim that Reliance and the co-defendants engaged in anticompetitive activities. The judgment, entered against all defendants jointly and severally, awarded the plaintiff $156 million in damages, representing a trebling under federal antitrust laws of the jury verdict of $52 million in damages. On May 27, 2014 the judgment was reduced to $153.5 million. All remaining defendants, including Reliance and Chapel, have filed Notices of Appeal to the United States Court of Appeals for the Fifth Circuit seeking to have the judgment reversed, altered, or amended. Execution on the judgment is stayed pending the appeal. Despite the judgment, Reliance currently believes a reasonable range of its potential loss in this matter is between $10.0 million and $38.4 million.  The low end of the estimated range of potential loss is based on our current belief that we may be successful in our efforts, including the appeal or other proceeding, in reducing the judgment and/or settling this matter.  The high end of the estimated range of potential loss represents our estimate of Reliance’s maximum share of the judgment should we be unsuccessful in reducing the judgment or settling the matter at a lower amount.  We have determined that no amount within this range is a better estimate than any other amount and, therefore, have recognized a contingent liability equal to the minimum amount of the range. Our estimated range of potential loss is based on our opinion regarding the current status and likelihood of final

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

resolution through appeal or other proceedings, and could change as a result of developments in the appeal or other proceedings or if the likelihood of settlement changes.  The ultimate financial obligation resulting from resolution of this matter could vary, perhaps materially, from our estimated range of potential loss.

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

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$96.5	$81.0	$183.7	$164.7
Denominator:
Denominator for basic earnings per share:
Weighted average shares	77,735,301	76,695,598	77,621,983	76,497,454

Effect of dilutive securities:
Stock options, restricted stock, and RSUs	1,042,451	773,519	946,439	778,557

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	78,777,752	77,469,117	78,568,422	77,276,011
Net income per share attributable to Reliance shareholders – diluted	$1.22	$1.05	$2.34	$2.13
Net income per share attributable to Reliance shareholders – basic	$1.24	$1.06	$2.37	$2.15

The computations of earnings per share for the three months ended June 30, 2014 and 2013 do not include 46,255 and 144,143 weighted average shares, respectively, for stock options and RSU’s, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the six months ended June 30, 2014 and 2013 do not include 31,940 and 313,912 weighted average shares, respectively, for stock options and RSU’s, because their inclusion would have been anti-dilutive.

11.  Condensed Consolidating Financial Statements

In November 2006 and April 2013, we issued senior unsecured notes in the aggregate principal amount of $1.1 billion, at fixed interest rates that are guaranteed by certain of our 100%-owned domestic subsidiaries that also guarantee borrowings under the Credit Agreement. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Condensed Unaudited Consolidating Balance Sheet
As of June 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$49.4	$(11.0)	$75.1	$—	$113.5
Accounts receivable, less allowance for doubtful accounts	79.7	992.9	96.6	—	1,169.2
Inventories	64.9	1,549.5	155.5	—	1,769.9
Income taxes receivable	52.2	—	—	(52.2)	—
Intercompany receivables	0.6	17.7	1.4	(19.7)	—
Other current assets	115.0	50.1	14.6	(76.9)	102.8
Total current assets	361.8	2,599.2	343.2	(148.8)	3,155.4

Investments in subsidiaries	4,645.3	219.2	—	(4,864.5)	—
Property, plant and equipment, net	103.9	1,306.5	197.4	—	1,607.8
Goodwill	23.8	1,549.8	102.7	—	1,676.3
Intangible assets, net	33.0	1,037.0	116.2	—	1,186.2
Intercompany receivables	1,365.0	84.5	10.2	(1,459.7)	—
Other assets	22.6	61.1	5.3	—	89.0
Total assets	$6,555.4	$6,857.3	$775.0	$(6,473.0)	$7,714.7

Liabilities & Equity
Accounts payable	$40.4	$414.6	$22.5	$(19.7)	$457.8
Accrued compensation and retirement costs	13.3	81.9	9.8	—	105.0
Other current liabilities	63.7	82.6	68.1	(53.9)	160.5
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	31.5	—	7.7	—	39.2
Total current liabilities	148.9	654.3	108.1	(148.8)	762.5
Long-term debt	2,040.6	5.7	46.9	—	2,093.2
Intercompany borrowings	—	1,312.2	147.5	(1,459.7)	—
Other long-term liabilities	321.6	445.3	37.9	—	804.8
Total Reliance shareholders’ equity	4,044.3	4,433.3	431.2	(4,864.5)	4,044.3
Noncontrolling interests	—	6.5	3.4	—	9.9
Total equity	4,044.3	4,439.8	434.6	(4,864.5)	4,054.2
Total liabilities and equity	$6,555.4	$6,857.3	$775.0	$(6,473.0)	$7,714.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

June 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2014
(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$191.8	$2,311.4	$173.6	$(60.0)	$2,616.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	136.0	1,738.6	128.9	(60.0)	1,943.5
Warehouse, delivery, selling, general and administrative	42.6	387.6	31.1	(16.4)	444.9
Depreciation and amortization	5.0	42.9	4.8	—	52.7
	183.6	2,169.1	164.8	(76.4)	2,441.1

Operating income	8.2	142.3	8.8	16.4	175.7

Other income (expense):
Interest	(19.3)	(7.6)	(1.3)	8.0	(20.2)
Other income (expense), net	23.1	0.4	(0.4)	(24.4)	(1.3)
Income before equity in earnings of subsidiaries and income taxes	12.0	135.1	7.1	—	154.2
Equity in earnings of subsidiaries	76.5	3.8	—	(80.3)	—
Income before income taxes	88.5	138.9	7.1	(80.3)	154.2
Income tax (benefit) provision	(8.0)	61.4	3.0	—	56.4
Net income	96.5	77.5	4.1	(80.3)	97.8
Less: Net income attributable to noncontrolling interests	—	1.2	0.1	—	1.3
Net income attributable to Reliance	$96.5	$76.3	$4.0	$(80.3)	$96.5
Comprehensive income attributable to Reliance	$97.2	$76.3	$17.5	$(80.3)	$110.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the three months ended June 30, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$183.6	$2,139.2	$177.5	$(52.0)	$2,448.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	129.3	1,617.6	131.8	(52.0)	1,826.7
Warehouse, delivery, selling, general and administrative	58.6	349.8	31.4	(13.8)	426.0
Depreciation and amortization	5.1	40.9	4.1	—	50.1
	193.0	2,008.3	167.3	(65.8)	2,302.8

Operating (loss) income	(9.4)	130.9	10.2	13.8	145.5

Other income (expense):
Interest	(21.2)	(4.9)	(0.8)	4.8	(22.1)
Other income (expense), net	18.5	(0.2)	(0.3)	(18.6)	(0.6)
(Loss) income before equity in earnings of subsidiaries and income taxes	(12.1)	125.8	9.1	—	122.8
Equity in earnings of subsidiaries	82.1	3.2	—	(85.3)	—
Income before income taxes	70.0	129.0	9.1	(85.3)	122.8
Income tax (benefit) provision	(11.0)	49.5	2.4	—	40.9
Net income	81.0	79.5	6.7	(85.3)	81.9
Less: Net income attributable to noncontrolling interests	—	0.8	0.1	—	0.9
Net income attributable to Reliance	$81.0	$78.7	$6.6	$(85.3)	$81.0
Comprehensive income (loss) attributable to Reliance	$81.0	$78.7	$(3.2)	$(85.3)	$71.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$374.2	$4,556.3	$361.2	$(121.9)	$5,169.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	282.1	3,417.2	271.9	(121.9)	3,849.3
Warehouse, delivery, selling, general and administrative	87.7	768.7	62.3	(32.8)	885.9
Depreciation and amortization	9.5	85.8	9.3	—	104.6
	379.3	4,271.7	343.5	(154.7)	4,839.8

Operating (loss) income	(5.1)	284.6	17.7	32.8	330.0

Other income (expense):
Interest	(38.5)	(13.8)	(2.5)	14.4	(40.4)
Other income, net	43.6	0.2	2.1	(47.2)	(1.3)
Income before equity in earnings of subsidiaries and income taxes	—	271.0	17.3	—	288.3
Equity in earnings of subsidiaries	161.2	6.6	—	(167.8)	—
Income before income taxes	161.2	277.6	17.3	(167.8)	288.3
Income tax (benefit) provision	(22.5)	118.2	6.9	—	102.6
Net income	183.7	159.4	10.4	(167.8)	185.7
Less: Net income attributable to noncontrolling interests	—	1.9	0.1	—	2.0
Net income attributable to Reliance	$183.7	$157.5	$10.3	$(167.8)	$183.7
Comprehensive income attributable to Reliance	$184.6	$157.6	$14.7	$(167.8)	$189.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the six months ended June 30, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$363.0	$3,877.9	$341.2	$(108.5)	$4,473.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	267.4	2,909.0	255.3	(108.5)	3,323.2
Warehouse, delivery, selling, general and administrative	109.5	649.4	54.7	(29.9)	783.7
Depreciation and amortization	9.1	74.5	7.6	—	91.2
	386.0	3,632.9	317.6	(138.4)	4,198.1

Operating (loss) income	(23.0)	245.0	23.6	29.9	275.5

Other income (expense):
Interest	(34.3)	(7.4)	(1.3)	7.8	(35.2)
Other income (expense), net	36.8	3.7	(0.5)	(37.7)	2.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(20.5)	241.3	21.8	—	242.6
Equity in earnings of subsidiaries	164.7	8.0	—	(172.7)	—
Income before income taxes	144.2	249.3	21.8	(172.7)	242.6
Income tax (benefit) provision	(20.5)	91.7	5.0	—	76.2
Net income	164.7	157.6	16.8	(172.7)	166.4
Less: Net income attributable to noncontrolling interests	—	1.6	0.1	—	1.7
Net income attributable to Reliance	$164.7	$156.0	$16.7	$(172.7)	$164.7
Comprehensive income (loss) attributable to Reliance	$163.2	$156.2	$(1.7)	$(172.7)	$145.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Condensed Unaudited Consolidating Cash Flow Statement
For the six months ended June 30, 2014

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash provided by (used in) operating activities	$167.8	$(63.2)	$4.9	$—	$109.5

Investing activities:
Purchases of property, plant and equipment	(10.4)	(72.7)	(3.8)	—	(86.9)
Net advances to subsidiaries	(123.0)	—	—	123.0	—
Other investing activities, net	0.1	(9.1)	26.2	—	17.2
Cash (used in) provided by investing activities	(133.3)	(81.8)	22.4	123.0	(69.7)

Financing activities:
Net short-term debt repayments	—	—	(3.6)	—	(3.6)
Proceeds from long-term debt borrowings	297.0	—	—	—	297.0
Principal payments on long-term debt	(269.5)	(0.8)	—	—	(270.3)
Dividends paid	(54.4)	—	—	—	(54.4)
Net intercompany borrowings (repayments)	—	137.5	(14.5)	(123.0)	—
Other financing activities, net	22.1	(1.9)	—	—	20.2
Cash (used in) provided by financing activities	(4.8)	134.8	(18.1)	(123.0)	(11.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	—	1.2
Increase (decrease) in cash and cash equivalents	29.7	(10.2)	10.4	—	29.9
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6
Cash and cash equivalents at end of period	$49.4	$(11.0)	$75.1	$—	$113.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Overview

Our financial results improved in the 2014 second quarter compared to the 2014 first quarter, with both demand and pricing increasing during the three months ended June 30, 2014.  During the three months ended June 30, 2014, our sales increased 6.9% with our tons sold up 8.2% and our average selling price per ton sold down 0.9% compared to the same period in 2013. During the six months ended June 30, 2014, our sales increased 15.6% compared to the same period in 2013 with tons sold up 21.5%, mainly due to our acquisition of Metals USA Holdings Corp. (“Metals USA”) in April 2013, and our average selling price per ton sold down 4.5%. We saw meaningful improvement in our same-store tons sold in the three months and six months ended June 30, 2014 with increases of 4.6% and 6.5%, respectively, compared to the same periods in 2013, as the slow, steady improvement in U.S. industrial markets continued. However, our tons sold in the 2014 second quarter increased at a slower pace than in the 2014 first quarter when compared to the same periods in 2013.

In the 2014 three-month and six-month periods, our sales to the auto industry, mainly through our toll processing operations were strong. Our tons sold to the aerospace and energy markets were also strong. We have experienced slight improvements in demand for the non-residential construction market in 2014; however, overall activity levels in the non-residential construction end market remain well below the peak levels experienced in 2006.

Metals pricing increased from the 2014 first quarter, however, overall pricing in the three months and six months ended June 30, 2014 remained lower than in the same periods in the prior year.  Carbon steel prices, except for plate products, lost some momentum late in the 2014 second quarter but remained higher than in the 2014 first quarter. Pricing for stainless steel products has experienced the most strength in 2014, due to increased nickel surcharges as well as base price increases. Our aluminum product selling prices increased in the 2014 second quarter compared to the 2014 first quarter, however our overall commodity average selling price was lower due to product mix.

We believe our teams in the field did an excellent job servicing their customers and passing along mill price increases that allowed us to increase our gross profit margin to 25.7% in the 2014 second quarter from 25.4% in both the 2014 first quarter and the 2013 second quarter. Our gross profit margins in the three months and six months ended June 30, 2014 were within our historical range of 25%-27%.

Our operating income increased in the 2014 periods as compared to the 2013 periods, despite the lower pricing levels, due to our improved gross profit margins on higher sales volumes and effective expense control. Excluding the non-recurring litigation charges relating to the antitrust litigation and Metals USA acquisition related charges, operating income increased 13.6% and 18.2% in the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

We invested $86.9 million in capital expenditures in the six-month period ended June 30, 2014, with the majority related to growth activities. We increased our return of cash to shareholders, with a 16.7% increase in our regular quarterly dividend rate compared to the same period in 2013.

In May 2014, we sold the assets of Metals USA’s non-core roofing business for net proceeds of $26.2 million and recorded a pre-tax loss of approximately $1.1 million. This divestiture resulted in a $12.7 million taxable gain that increased the Company’s effective income tax rate in the 2014 second quarter.

As of June 30, 2014, our net debt-to-capital ratio was 33.3%, down from 34.3% as of December 31, 2013 and down from 39.4% upon funding the Metals USA acquisition in April 2013.

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

2013 Acquisitions

On November 1, 2013, we acquired Haskins Steel Co., Inc. (“Haskins Steel”), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the six months ended June 30, 2014 were $15.9 million.

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

On April 12, 2013, we acquired Metals USA. Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the six months ended June 30, 2014 were $918.6 million.

Effective May 16, 2014, the Company sold Metals USA’s non-core roofing business for net proceeds of approximately $26.2 million and recorded a pre-tax loss of approximately $1.1 million, which is included in other expense, net.  Net sales of Metals USA’s non-core roofing business during the six months ended June 30, 2014 and during the period from April 13, 2013 through December 31, 2013 were $9.6 million and $25.4 million, respectively.

Three Months and Six Months Ended June 30, 2014 Compared to Three Months and Six Months Ended June 30, 2013

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2014 and 2013 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$2,616.8	100.0%	$2,448.3	100.0%	$5,169.8	100.0%	$4,473.6	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,943.5	74.3	1,826.7	74.6	3,849.3	74.5	3,323.2	74.3

Gross profit (1)	673.3	25.7	621.6	25.4	1,320.5	25.5	1,150.4	25.7

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	444.9	17.0	426.0	17.4	885.9	17.1	783.7	17.5

Depreciation expense	38.6	1.5	35.0	1.4	76.4	1.5	64.8	1.4

Amortization expense	14.1	0.5	15.1	0.6	28.2	0.5	26.4	0.6

Operating income	$175.7	6.7%	$145.5	5.9%	$330.0	6.4%	$275.5	6.2%

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

Net Sales

	June 30,		Dollar	Percentage
	2014	2013	Change	Change
	(in millions)
Net sales (three months ended)	$2,616.8	$2,448.3	$168.5	6.9%
Net sales (six months ended)	$5,169.8	$4,473.6	$696.2	15.6%
Net sales, same-store (three months ended)	$2,144.9	$2,051.8	$93.1	4.5%
Net sales, same-store (six months ended)	$4,235.3	$4,077.1	$158.2	3.9%

	June 30,		Tons	Percentage
	2014	2013	Change	Change
	(in thousands)
Tons sold (three months ended)	1,539.8	1,423.5	116.3	8.2%
Tons sold (six months ended)	3,072.2	2,529.4	542.8	21.5%
Tons sold, same-store (three months ended)	1,200.1	1,147.7	52.4	4.6%
Tons sold, same-store (six months ended)	2,399.1	2,253.6	145.5	6.5%

	June 30,		Price	Percentage
	2014	2013	Change	Change
Average selling price per ton sold (three months ended)	$1,703	$1,718	$(15)	(0.9)%
Average selling price per ton sold (six months ended)	$1,688	$1,768	$(80)	(4.5)%
Average selling price per ton sold, same-store (three months ended)	$1,791	$1,786	$5	0.3%
Average selling price per ton sold, same-store (six months ended)	$1,772	$1,808	$(36)	(2.0)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2013 acquisitions.

Our 2014 second quarter sales of $2.62 billion were a record for our Company. Our consolidated sales and tons sold are higher in the 2014 periods as compared to 2013, mainly due to our acquisition of Metals USA in April of 2013. In the three-month and six-month periods ended June 30, 2014, Metals USA contributed $464.1 and $918.6 million of sales, respectively, compared to $396.5 million of sales in the same 2013 periods. In general, business activity in almost all of our end markets has improved somewhat in 2014 compared to 2013. For the three-month period ended June 30, 2014, same-store tons sold were up 4.6% from the comparable 2013 period. For the six-month period ended June 30, 2014, same-store tons sold were up 6.5% from the same period in 2013, well above the industry data reported by the Metals Service Center Institute (“MSCI”), which was up 4.2% during the same period. End markets that continued to perform well for us in the three-month and six-month periods ended June 30, 2014 when compared to the same 2013 periods were auto, primarily through our toll processing businesses in the U.S. and Mexico, aerospace and energy. Manufacturing also performed reasonably well. Non-residential construction, our largest end market, continues to improve modestly, albeit at significantly reduced demand levels from its peak in 2006.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Although our average selling prices increased steadily throughout the six-month period ended June 30, 2014, our average selling prices for most products we sell were lower than in the comparable 2013 periods. Our same-store average selling price in the three months ended June 30, 2014 was relatively flat compared to the same period in 2013 but up 2.2% from the 2014 first quarter given increased mill pricing for most products, most notably stainless steel. Our average selling prices for the six months ended June 30, 2014 continue to be below the levels in the 2013 first-half due to still below normal demand levels, increased imports, and increased domestic capacity for certain of the products we sell.

Our major commodity same-store selling prices changed as follows:

	Same-store Average Selling Price per
	Ton Sold Year-Over-Year (Percentage Change)
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Carbon steel	2.3%	0.8%
Aluminum	(3.4)%	(3.4)%
Stainless steel	(1.7)%	(3.8)%
Alloy	(2.3)%	(2.9)%

As carbon steel sales represent approximately 55% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average price per ton sold.

Our Metals USA acquisition in April 2013 has lowered our average selling price somewhat as Metals USA’s product mix is more heavily weighted toward carbon steel products than our overall company-wide mix and carbon steel products generally have lower prices than the other products we sell. In the 2014 six-month period carbon steel products represented 55% of our sales dollars compared to 51% in the comparable 2013 period.

Cost of Sales

	June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,943.5	74.3%	$1,826.7	74.6%	$116.8	6.4%
Cost of sales (six months ended)	$3,849.3	74.5%	$3,323.2	74.3%	$526.1	15.8%

The increases in cost of sales in the three-month and six-month periods ended June 30, 2014 are mainly due to increases in our tons sold resulting from our 2013 acquisitions offset by lower mill pricing for most of our products. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO inventory valuation reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $5.0 million in the three-month period ended June 30, 2014 compared to a credit, or income, of $5.0 million in the same period in 2013. Our LIFO reserve adjustment resulted in a charge, or expense, of $10.0 million in the six-month period ended June 30, 2014 compared to a credit, or income, of $10.0 million in the same period in 2013. Higher metal costs in 2014 as compared to December 31, 2013 levels resulted in LIFO expense.

Gross Profit

	June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$673.3	25.7%	$621.6	25.4%	$51.7	8.3%
Gross profit (six months ended)	$1,320.5	25.5%	$1,150.4	25.7%	$170.1	14.8%

The increase in our gross profit in the three-month and six-month periods ended June 30, 2014 is primarily due to the contribution from our acquisition of Metals USA on April 12, 2013, which was somewhat offset by the impact of the overall decline in our selling prices. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our inventory LIFO valuation reserve adjustments, respectively.

Our gross profit margin was within our historical range of 25% to 27%. High levels of import material in the U.S. along with uncertainty due to metal price volatility have created a competitive pricing environment in 2014.  Because of our focus on higher margin business, we believe we have been able to improve our gross profit margin by passing our increased costs on to our customers in the 2014 second quarter.

Expenses

	June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$444.9	17.0%	$426.0	17.4%	$18.9	4.4%
(three months ended)
S,G&A expense	$885.9	17.1%	$783.7	17.5%	$102.2	13.0%
(six months ended)
S,G&A expense, same-store	$371.8	17.3%	$354.9	17.3%	$16.9	4.8%
(three months ended)
S,G&A expense, same-store	$737.0	17.4%	$709.5	17.4%	$27.5	3.9%
(six months ended)
Depreciation & amortization expense	$52.7	2.0%	$50.1	2.0%	$2.6	5.2%
(three months ended)
Depreciation & amortization expense	$104.6	2.0%	$91.2	2.0%	$13.4	14.7%
(six months ended)

Same-store amounts exclude the results of our 2013 acquisitions.

Our expenses in the three-month and six-month periods ended June 30, 2014 are higher than the same periods in 2013 mainly due to the additional expenses of our 2013 acquisitions. Our 2014 same-store three-month and six-month periods S,G&A expense increased in line with our increases in tons sold; however our 2014 six-month S,G&A expense and S,G&A expense as a percentage of net sales were impacted by the $11.5 million of charges related to the antitrust litigation matter. Excluding the impact of the antitrust litigation matter, our six-month period ended June 30, 2014 S,G&A expense as a percentage of net sales declined from the comparable 2013 period due to better leverage of expenses as our tons sold and net sales increased.  For further discussion of our pending litigation matter, see Note 9 of the Notes to Unaudited Consolidated Financial Statements.

The increase in depreciation and amortization expense was mainly due to our 2013 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$175.7	6.7%	$145.5	5.9%	$30.2	20.8%
Operating income (six months ended)	$330.0	6.4%	$275.5	6.2%	$54.5	19.8%

Our operating income was higher in the six-month period ended June 30, 2014 compared to the same period in 2013 due primarily to the contributions of our 2013 acquisitions. The higher operating income in the three months ended June 30, 2014 compared to the same period in 2013 was mainly due to increases in our gross profit dollars; however, the operating income and related margin increases were impacted by $9.3 million of acquisition and other charges in the 2013 second quarter related to our acquisition of Metals USA in April 2013. The increase in our operating income margin in the six-month period ended June 30, 2014 compared to the corresponding 2013 period was mainly due to better leverage of expenses due to increased tons sold and net sales.

Other Income (Expense)

	June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest (three months ended)	$(20.2)	(0.8)%	$(22.1)	(0.9)%	$1.9	(8.6)%
Interest (six months ended)	$(40.4)	(0.8)%	$(35.2)	(0.8)%	$(5.2)	14.8%
Other expense, net (three months ended)	$(1.3)	—%	$(0.6)	—%	$(0.7)	116.7%
Other (expense) income, net (six months ended)	$(1.3)	—%	$2.3	0.1%	$(3.6)	(156.5)%

The six-month period ended June 30, 2014 interest expense increased from the same period in 2013 primarily due to the new $500.0 million term loan and proceeds from our $500.0 million senior notes offering to fund our $1.25 billion acquisition of Metals USA in April 2013. Interest expense was lower in the three months ended June 30, 2014 compared to the same period in 2013 due to our paying down debt with excess cash along with a lower weighted average interest rate on borrowings outstanding on our revolving credit facility. See discussion in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The change in other expense, net in the three-month period ended June 30, 2014 compared to the same period in 2013 was primarily due to the loss on sale of certain non-core assets acquired as part of the Metals USA acquisition. The change in other (expense) income, net in the six-month period ended June 30, 2014 compared to the same period in 2013 was due to the lower gains from redemptions of life insurance policies.

Income Tax Rate

Our effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 36.6% and 33.3%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 35.6% and 31.4%, respectively. Our 2014 three-month and six-month periods effective income tax rates were unfavorably impacted by the sale of certain non-core assets acquired as part of the Metals USA acquisition. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$96.5	3.7%	$81.0	3.3%	$15.5	19.1%
Net income attributable to Reliance (six months ended)	$183.7	3.6%	$164.7	3.7%	$19.0	11.5%

The increase in our net income in the three-month and six-month periods ended June 30, 2014 compared to the same periods in 2013 was primarily the result of higher operating income partially offset by a higher effective income tax rate.  The increase in our net income as a percentage of net sales in the three-month period ended June 30, 2014 compared to the same period in 2013 is primarily due to acquisition and other charges in the three-month period ended June 30, 2013 related to our acquisition of Metals USA in April 2013. The slight decrease in our net income as a percentage of net sales in the six-month period ended June 30, 2014 compared to the same period in 2013 is due to a higher effective income tax rate, interest costs and other expense, net that offset the improvement in our operating income margin.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $109.5 million in the six-month period ended June 30, 2014 compared to net cash provided by operating activities of $283.9 million in the same period in 2013. The decrease of $174.4 million was mainly due to Metals USA generating $62.4 million of cash flow through inventory reduction initiatives implemented post-acquisition in the 2013 period and a larger working capital (primarily accounts receivable and inventories) investment in the 2014 period due to an improving pricing and demand environment compared to the 2013 period. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2014, our days sales outstanding rate was approximately 40.6 days compared to 41.7 days at June 30, 2013.  Our inventory turn rate (based on dollars) during the six-month period ended June 30, 2014 was approximately 4.3 times (or 2.8 months on hand), compared to 4.2 times (or 2.9 months on hand) in the same period in 2013.

Investing Activities

Net cash used in investing activities of $69.7 million in the six-month period ended June 30, 2014 was mainly comprised of our capital expenditures offset with net proceeds from the sale of a non-core business. During the six months ended June 30, 2014 we had no spending on acquisitions compared to $794.7 million spent during the same period in 2013. In May 2014, we received $26.2 million of net proceeds from the sale of certain non-core assets acquired as part of the Metals USA acquisition. Capital expenditures were $86.9 million for the six-month period ended June 30, 2014 compared to $74.3 million during the same period in 2013. The majority of our 2014 capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash used in financing activities of $11.1 million in the six-month period ended June 30, 2014 was mainly comprised of net debt borrowings and proceeds received from the exercise of employee stock options offset by dividend payments to our shareholders. Net debt borrowings in the six-month period ended June 30, 2014 were $23.1 million compared to $597.0 million in the same period in 2013. We paid dividends to our shareholders of $54.4 million during the six-month period ended June 30, 2014, an increase of $8.4 million from the same period in 2013, due to increases in our regular quarterly dividend rate. Proceeds from exercises of stock options were $21.3 million, a decrease from $42.4 million in the same period in 2013.

On July 22, 2014, the Board declared the 2014 third quarter cash dividend of $0.35 per share.  We have increased our dividend 21 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 55 consecutive years.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2014 was $2.13 billion, up slightly from $2.11 billion at December 31, 2013. At June 30, 2014, we had $520.0 million in outstanding borrowings on our $1.5 billion revolving credit facility. As of June 30, 2014, our net debt-to-capital ratio was 33.3%, down from 34.3% as of December 31, 2013.

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (the “Credit Agreement”) with 26 banks as lenders. The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions.

We also have other revolving credit facilities in place for our operations in Asia and Europe with a combined credit limit of approximately $21.8 million and with combined outstanding balances of $6.0 million and $9.5 million as of June 30, 2014 and December 31, 2013, respectively.

Capital Resources

On November 20, 2006 we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The notes were issued in two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by certain of our 100%-owned domestic subsidiaries that guarantee our Credit Agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

The $500.0 million term loan due April 4, 2018 will amortize in quarterly installments, with an annual amortization of 5% through March 2015 and 10% thereafter until March 2018, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.9 million as of June 30, 2014 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $42.4 million as of June 30, 2014. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of June 30, 2014, we had $556.7 million of debt obligations coming due before our $1.5 billion amended and restated revolving credit facility expires on April 4, 2018. We are confident that we will be able to fund our debt obligations as well as our working capital, capital expenditures, dividend, growth and other needs with a combination of cash flow from operations, borrowings on our revolving credit facility, and raising additional funds in the bank or capital markets, as appropriate. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended June 30, 2014 was approximately 7.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio at June 30, 2014, calculated in accordance with the terms of the Credit Agreement, was 35.0% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries.  The subsidiary guarantors, together with Reliance, are required to collectively account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our total consolidated EBITDA for the last twelve months and approximately 89% of total consolidated tangible assets as of June 30, 2014.

We were in compliance with all debt covenants at June 30, 2014.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2014 and December 31, 2013, we were contingently liable under standby letters of credit in the aggregate amount of $59.2 million. The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction and energy industries and related businesses. Our geographic, product and customer diversity reduces the impact of seasonal trends on our operating results. However, revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.68 billion at June 30, 2014, or approximately 21.7% of total assets, or 41.4% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $1.19 billion at June 30, 2014, or approximately 15.4% of total assets, or 29.3% of Reliance shareholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: July 31, 2014	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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