Form 10-Q
period 2014-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2014-10-31
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No  ☑

As of October 28, 2014, 78,075,651 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	September 30,	December 31,
	2014	2013*
Current assets:
Cash and cash equivalents	$100.7	$83.6
Accounts receivable, less allowance for doubtful accounts of $22.0 at September 30, 2014 and $18.9 at December 31, 2013	1,253.2	983.5
Inventories	1,944.4	1,540.0
Prepaid expenses and other current assets	57.2	59.0
Income taxes receivable	—	33.9
Deferred income taxes	38.9	38.9
Total current assets	3,394.4	2,738.9
Property, plant and equipment:
Land	192.9	191.7
Buildings	967.8	934.6
Machinery and equipment	1,441.3	1,350.3
Accumulated depreciation	(977.1)	(872.7)
	1,624.9	1,603.9

Goodwill	1,707.5	1,691.6
Intangible assets, net	1,222.3	1,213.8
Cash surrender value of life insurance policies, net	37.8	45.4
Investments in unconsolidated entities	15.4	14.1
Other assets	32.4	33.3
Total assets	$8,034.7	$7,341.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$475.2	$280.3
Accrued expenses	138.1	91.1
Accrued compensation and retirement costs	124.7	119.5
Accrued insurance costs	45.5	46.0
Current maturities of long-term debt and short-term borrowings	91.7	36.5
Income taxes payable	3.0	—
Total current liabilities	878.2	573.4
Long-term debt	2,230.3	2,072.5
Long-term retirement costs	82.5	84.0
Other long-term liabilities	30.1	35.9
Deferred income taxes	694.0	690.8
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 200,000,000
Issued and outstanding shares — 78,074,226 at September 30, 2014 and 77,492,017 at December 31, 2013, stated capital	866.3	818.3
Retained earnings	3,261.3	3,063.0
Accumulated other comprehensive loss	(18.3)	(6.7)
Total Reliance shareholders’ equity	4,109.3	3,874.6
Noncontrolling interests	10.3	9.8
Total equity	4,119.6	3,884.4
Total liabilities and equity	$8,034.7	$7,341.0

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net sales	$2,705.1	$2,443.5	$7,874.9	$6,917.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,026.9	1,800.5	5,876.2	5,123.7
Warehouse, delivery, selling, general and administrative	472.9	430.0	1,358.8	1,213.7
Depreciation and amortization	54.0	49.9	158.6	141.1
	2,553.8	2,280.4	7,393.6	6,478.5

Operating income	151.3	163.1	481.3	438.6

Other income (expense):
Interest	(20.8)	(21.6)	(61.2)	(56.8)
Other (expense) income, net	(0.1)	1.2	(1.4)	3.5
Income before income taxes	130.4	142.7	418.7	385.3
Income tax provision	33.5	46.7	136.1	122.9
Net income	96.9	96.0	282.6	262.4
Less: Net income attributable to noncontrolling interests	1.4	0.9	3.4	2.6
Net income attributable to Reliance	$95.5	$95.1	$279.2	$259.8

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$1.21	$1.22	$3.55	$3.35

Basic earnings per common share attributable to Reliance shareholders	$1.23	$1.23	$3.59	$3.39

Cash dividends per share	$0.35	$0.33	$1.05	$0.93

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$96.9	$96.0	$282.6	$262.4
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(17.1)	11.0	(11.8)	(8.9)
Unrealized gain on investments, net of tax	0.1	—	0.2	0.2
Total other comprehensive (loss) income	(17.0)	11.0	(11.6)	(8.7)
Comprehensive income	79.9	107.0	271.0	253.7
Less: comprehensive income attributable to noncontrolling interests	1.4	0.9	3.4	2.6
Comprehensive income attributable to Reliance	$78.5	$106.1	$267.6	$251.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$282.6	$262.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	158.6	141.1
Deferred income tax (benefit) provision	(3.4)	1.2
(Gain) loss on sales of property, plant and equipment	(1.2)	0.8
Equity in earnings of unconsolidated entities	(2.2)	(1.6)
Dividends received from unconsolidated entity	0.9	0.6
Share-based compensation expense	20.1	21.3
Other	7.3	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	(213.9)	(66.8)
Inventories	(333.0)	62.3
Prepaid expenses and other assets	46.1	4.0
Accounts payable and other liabilities	200.9	88.1
Net cash provided by operating activities	162.8	513.0

Investing activities:
Purchases of property, plant and equipment	(134.4)	(118.7)
Acquisitions, net of cash acquired	(145.0)	(796.8)
Proceeds from sale of businesses, net	26.2	7.0
Other	(8.0)	10.1
Net cash used in investing activities	(261.2)	(898.4)

Financing activities:
Net short-term debt borrowings (repayments)	4.3	(470.0)
Proceeds from long-term debt borrowings	535.7	2,297.9
Principal payments on long-term debt	(368.6)	(1,414.0)
Debt issuance costs	—	(10.3)
Dividends paid	(81.7)	(71.4)
Exercise of stock options	27.9	61.5
Other	(2.1)	(0.9)
Net cash provided by financing activities	115.5	392.8
Effect of exchange rate changes on cash	—	(0.1)
Increase in cash and cash equivalents	17.1	7.3
Cash and cash equivalents at beginning of year	83.6	97.6
Cash and cash equivalents at end of period	$100.7	$104.9

Supplemental cash flow information:
Interest paid during the period	$46.4	$38.4
Income taxes paid during the period, net	$103.7	$115.2

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$41.7	$529.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity—In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for reporting discontinued operations and disposals of components of an entity. The new guidance limits discontinued operations reporting to those disposals which represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The updated guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The new accounting guidance is effective for disposals that occur during fiscal years that begin after December 15, 2014. Early adoption of the new accounting guidance is permitted and we adopted the new guidance during the nine months ended September 30, 2014 and applied it to our sale of Metals USA’s non-core roofing business in May 2014. The adoption of these changes did not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes, which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the new standard, but do not expect this standard to have a material impact on our consolidated financial statements.

3.  Acquisitions

2014 Acquisitions

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. During the three-months ended September 30, 2014 we incurred approximately $0.8 million in transaction related costs, which are included in warehouse, delivery, selling, general and administrative expenses.  Net sales of AMS during the period from August 1, 2014 through September 30, 2014 were $45.1 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS during the period from August 1, 2014 through September 30, 2014 were $3.5 million.

The combined transaction value of our 2014 acquisitions was $145.7 million, which included the assumption of $41.7 million of debt. We funded these acquisitions with borrowings on our revolving credit facility and cash on hand.

2013 Acquisitions

On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired Haskins Steel Co., Inc. (“Haskins Steel”), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the nine months ended September 30, 2014 were $23.0 million.

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

On April 12, 2013, we acquired Metals USA Holdings Corp. (“Metals USA”). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the nine months ended September 30, 2014 and during the period from April 13, 2013 through September 30, 2013 were $1.36 billion and $828.8 million, respectively. On May 16, 2014, we sold Metals USA’s non-core roofing business for net proceeds of approximately $26.2 million and recorded a pre-tax loss of approximately $1.1 million, which is included in other expense, net.  Net sales of Metals USA’s non-core roofing business during the nine months ended September 30, 2014 and during the period from April 13, 2013 through September 30, 2013 were $9.6 million and $17.1 million, respectively.

The purchase price for Metals USA of $766.8 million along with assumed debt of $486.1 million represented a total transaction value of approximately $1.25 billion. We funded the transaction and refinanced all but $12.3 million of Metals USA’s debt with proceeds from a $500.0 million term loan and $500.0 million senior notes offering, with the balance drawn on our revolving credit facility (see Note 7). During the nine months ended September 30, 2013, we incurred approximately $11.4 million in transaction related costs, which are included in warehouse, delivery, selling, general and administrative expenses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Purchase price allocations

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of September 30, 2014, as applicable.   The purchase price allocations for the 2014 acquisitions are preliminary and are pending the completion of certain purchase price adjustments based on tangible and intangible asset valuations and various pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

Pro forma financial information

The following pro forma summary financial results present the consolidated results of operations as if the acquisition of Metals USA had occurred as of January 1, 2013, after the effect of certain adjustments, including interest expense on the acquisition debt, non-recurring acquisition related costs, and amortization of certain identifiable intangible assets. The pro forma summary financial results reflect Metals USA’s historical method for inventory valuation, which was the first-in, first-out (FIFO) method for the majority of its inventories.  Metals USA adopted our last-in, first-out (LIFO) method of inventory valuation upon acquisition. The pro forma summary financial results for the nine months ended September 30, 2013 exclude approximately $48.7 million of acquisition and related costs.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the Metals USA acquisition been made as of January 1, 2013, or of any potential results, which may occur in the future.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Nine Months Ended
September 30, 2013
(in millions, except
per share amounts)
Pro forma:
Net sales	$7,447.1
Net income attributable to Reliance	$267.1
Diluted earnings per common share attributable to Reliance shareholders	$3.45
Basic earnings per common share attributable to Reliance shareholders	$3.48

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2014	$1,691.6
Acquisitions	34.3
Purchase price allocation adjustments	2.1
Sale of business	(17.1)
Effect of foreign currency translation	(3.4)
Balance at September 30, 2014	$1,707.5

We had no accumulated impairment losses related to goodwill as of September 30, 2014.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2014		December 31, 2013
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.5	$2.3	$(1.6)	$8.0	$(7.3)
Loan fees	3.8	41.4	(26.5)	41.5	(24.1)
Customer lists/relationships	14.6	676.7	(237.3)	654.3	(200.6)
Software – internal use	10.0	8.1	(6.9)	8.1	(6.3)
Other	5.2	7.2	(4.0)	7.4	(2.7)
		735.7	(276.3)	719.3	(241.0)
Intangible assets not subject to amortization:
Trade names		762.9	—	735.5	—
		$1,498.6	$(276.3)	$1,454.8	$(241.0)

Intangible assets recorded in connection with our 2014 acquisitions were $54.8 million as of September 30, 2014 (see Note 3). A total of $29.2 million was allocated to the trade names acquired, which is not subject to amortization.

We recognized amortization expense for intangible assets of $42.3 million and $40.5 million for the nine months ended September 30, 2014 and 2013, respectively. Other changes in intangible assets, net during the nine months ended September 30, 2014 are due to foreign currency translation gains of $4.0 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The following is a summary of estimated aggregate amortization expense for the remaining three months of 2014 and each of the succeeding five years:

(in millions)
2014	$14.2
2015	55.2
2016	53.5
2017	49.0
2018	42.9
2019	42.1

6.  Income Taxes

Our effective income tax rates for the three-month periods ended September 30, 2014 and 2013 were 25.7% and 32.7%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2014 and 2013 were 32.5% and 31.9%, respectively. Our 2014 three-month period effective income tax rate was favorably impacted by the resolution of certain tax matters as well as higher deductions for domestic production activities. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

7.  Debt

Debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$667.0	$480.0
Unsecured term loan due from December 31, 2014 to April 4, 2018	448.8	467.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	109.2	64.8
Total	2,325.0	2,112.3
Less: unamortized discount	(3.0)	(3.3)
Less: amounts due within one year and short-term borrowings	(91.7)	(36.5)
Total long-term debt	$2,230.3	$2,072.5

Unsecured Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement with 26 banks as lenders (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 5% through March 2015 and 10% thereafter until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility during the three-month period ended September 30, 2014 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of revolver borrowings. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Weighted average rates on outstanding borrowings on the revolving credit facility were 1.42% and 1.41% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had $667.0 million of outstanding borrowings, $58.7 million of letters of credit issued and $774.3 million available on the revolving credit facility.

Senior Unsecured Notes

On November 20, 2006, we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $86.4 million are in place for operations in Asia and Europe with combined outstanding balances of $52.0 million and $9.5 million as of September 30, 2014 and December 31, 2013, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.6 million and $11.9 million as of September 30, 2014 and December 31, 2013, respectively, that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which had outstanding balances of $42.1 million and $43.0 million as of September 30, 2014 and December 31, 2013, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

We were in compliance with all debt covenants as of September 30, 2014.

8.  Equity

Common Stock

During the three months ended September 30, 2014, we issued 133,068 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $6.6 million. During the nine months ended September 30, 2014, we issued 570,379 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $27.9 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Dividends

On October 21, 2014, our Board of Directors declared the 2014 fourth quarter cash dividend of $0.35 per share. The dividend is payable on December 18, 2014 to shareholders of record as of November 11, 2014.

During the three months ended September 30, 2014, we declared and paid quarterly dividends of $0.35 per share, or $27.3 million in total, compared to quarterly dividends of $0.33 per share, or $25.4 million in total, for the same period in 2013. During the nine months ended September 30, 2014 we declared and paid quarterly dividends of $1.05 per share, or $81.7 million in total, compared to quarterly dividends of $0.93 per share, or $71.4 million in total, for the same period in 2013.

Share-Based Compensation

On March 25, 2014, we granted a total of 349,380 restricted stock units (“RSUs”) to key employees pursuant to our Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest.  Each RSU granted in 2014 has a service condition and cliff vests at December 31, 2016, if the recipient remains an employee on that date. In addition to the service criteria, 136,162 of the RSUs granted in 2014 also have performance goals and vest only upon the satisfaction of the service and performance criteria.  The fair value of the 2014 RSUs granted was $71.15, the closing price of our common stock on the day before the grant.

On May 21, 2014, 11,830 shares of restricted stock were automatically granted to the non-employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the restricted stock granted was $70.99, the closing price of our common stock on the grant date.

Share Repurchase Program

On October 21, 2014, our Board of Directors extended our share repurchase program to December 31, 2017. From October 27, 2014 through October 30, 2014, the Company repurchased 610,300 shares of our common stock at an average cost of $65.54 per share for approximately $40.0 million through open market purchases. As of October 30, 2014, 7,272,733 shares of common stock remain authorized for repurchase. No shares were repurchased in the nine months ended September 30, 2014 or in 2013. Repurchased shares are restored to the status of authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Unrealized	Pension and	Accumulated
	Foreign Currency	Gain on	Postretirement	Other
	Translation	Investments,	Benefit Adjustments,	Comprehensive
	Gain (Loss)	Net of Tax	Net of Tax	Loss
	(in millions)

Balance as of January 1, 2014	$3.2	$0.2	$(10.1)	$(6.7)
Current-period change	(11.8)	0.2	—	(11.6)
Balance as of September 30, 2014	$(8.6)	$0.4	$(10.1)	$(18.3)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and pension and postretirement benefit adjustments are net of taxes of $0.1 million and $6.9 million, respectively, as of September 30, 2014 and December 31, 2013.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Legal Matters

On April 29, 2014, a judgment was entered against the Company and its subsidiary, Chapel Steel Corp. (“Chapel”), along with four other co-defendants, in an antitrust lawsuit filed in the United States District Court for the Southern District of Texas. As previously disclosed, Reliance has been involved in this legal proceeding brought by two former employees who left Chapel to start their own business and claim that Reliance, Chapel and the co-defendants engaged in anticompetitive activities. The judgment, entered against all defendants jointly and severally, awarded the plaintiff $156.0 million in damages, representing a trebling under federal antitrust laws of the jury verdict of $52.0 million in damages. On May 27, 2014 the judgment was reduced to $153.5 million. On October 20, 2014, the Company and Chapel settled all claims against them relating to this matter for $23.0 million. We had previously recorded a $10.0 million charge for this matter, which represented the low end of our range of estimated potential loss. On October 22, 2014 the Plaintiff filed a Release of Judgment with the United States District Court for the Southern District of Texas releasing the Company and Chapel from any liability under the judgment and the Company and Chapel dismissed their appeal of the judgment by filing a Notice of Dismissal with the United States Court of Appeals for the Fifth Circuit.

From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. Except as disclosed above, we are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these other matters will be resolved without a material adverse effect on our results of operations or financial condition. We maintain liability insurance against certain risks arising out of our ordinary course of business.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$95.5	$95.1	$279.2	$259.8
Denominator:
Denominator for basic earnings per share:
Weighted average shares	77,945,375	77,049,998	77,730,965	76,683,659

Effect of dilutive securities:
Stock options, restricted stock, and RSUs	938,806	807,508	943,894	788,207

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	78,884,181	77,857,506	78,674,859	77,471,866
Net income per share attributable to Reliance shareholders – diluted	$1.21	$1.22	$3.55	$3.35
Net income per share attributable to Reliance shareholders – basic	$1.23	$1.23	$3.59	$3.39

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The computations of earnings per share for the three months ended September 30, 2014 and 2013 do not include 11,287 and 134,775 weighted average shares, respectively, primarily for stock options, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the nine months ended September 30, 2014 and 2013 do not include 25,056 and 254,199 weighted average shares, respectively, primarily for stock options, because their inclusion would have been anti-dilutive.

11. Subsequent Event

On October 1, 2014, we acquired an additional interest in our joint venture partnership Acero Prime S. de R.L. de C.V. (“Acero Prime”), which increased our ownership to 51% from 40%. Acero Prime has three locations in Mexico with toll processing operations serving customers mainly in the auto industry. The assets, liabilities, and operating results from October 1, 2014 for Acero Prime will be included in our consolidated results. Net sales of Acero Prime for the nine months ended September 30, 2014 were approximately $23.0 million.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Balance Sheet
As of September 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$30.4	$(1.9)	$72.2	$—	$100.7
Accounts receivable, less allowance for doubtful accounts	82.7	1,022.5	169.5	(21.5)	1,253.2
Inventories	69.4	1,642.5	232.5	—	1,944.4
Income taxes receivable	47.1	—	—	(47.1)	—
Other current assets	115.3	40.9	15.1	(75.2)	96.1
Total current assets	344.9	2,704.0	489.3	(143.8)	3,394.4

Investments in subsidiaries	4,797.7	201.7	—	(4,999.4)	—
Property, plant and equipment, net	103.1	1,318.1	203.7	—	1,624.9
Goodwill	23.8	1,555.1	128.6	—	1,707.5
Intangible assets, net	31.7	1,044.8	145.8	—	1,222.3
Intercompany receivables	1,471.2	84.5	10.1	(1,565.8)	—
Other assets	22.3	57.9	5.4	—	85.6
Total assets	$6,794.7	$6,966.1	$982.9	$(6,709.0)	$8,034.7

Liabilities & Equity
Accounts payable	$41.7	$397.9	$57.1	$(21.5)	$475.2
Accrued compensation and retirement costs	17.6	92.9	14.2	—	124.7
Other current liabilities	93.0	60.8	79.9	(47.1)	186.6
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	37.5	—	54.2	—	91.7
Total current liabilities	189.8	626.8	205.4	(143.8)	878.2
Long-term debt	2,175.2	5.7	49.4	—	2,230.3
Intercompany borrowings	—	1,337.9	227.9	(1,565.8)	—
Other long-term liabilities	320.4	442.4	43.8	—	806.6
Total Reliance shareholders’ equity	4,109.3	4,546.6	452.8	(4,999.4)	4,109.3
Noncontrolling interests	—	6.7	3.6	—	10.3
Total equity	4,109.3	4,553.3	456.4	(4,999.4)	4,119.6
Total liabilities and equity	$6,794.7	$6,966.1	$982.9	$(6,709.0)	$8,034.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Balance Sheet
As of December 31, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$19.7	$(0.8)	$64.7	$—	$83.6
Accounts receivable, less allowance for doubtful accounts	64.4	1,170.9	101.3	(353.1)	983.5
Inventories	52.6	1,344.8	142.6	—	1,540.0
Income taxes receivable	34.4	—	—	(0.5)	33.9
Other current assets	124.8	40.8	8.9	(76.6)	97.9
Total current assets	295.9	2,555.7	317.5	(430.2)	2,738.9

Investments in subsidiaries	4,647.7	312.4	—	(4,960.1)	—
Property, plant and equipment, net	100.8	1,298.7	204.4	—	1,603.9
Goodwill	23.8	1,555.7	112.1	—	1,691.6
Intangible assets, net	17.4	1,077.8	118.6	—	1,213.8
Intercompany receivables	1,219.4	22.4	394.3	(1,636.1)	—
Other assets	20.8	66.6	5.4	—	92.8
Total assets	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

Liabilities & Equity
Accounts payable	$29.1	$185.8	$418.5	$(353.1)	$280.3
Accrued compensation and retirement costs	21.1	85.9	12.5	—	119.5
Other current liabilities	53.5	63.1	22.4	(1.9)	137.1
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	25.3	—	11.2	—	36.5
Total current liabilities	129.0	410.0	464.6	(430.2)	573.4
Long-term debt	2,019.2	5.7	47.6	—	2,072.5
Intercompany borrowings	—	1,550.6	85.5	(1,636.1)	—
Other long-term liabilities	303.0	466.5	41.2	—	810.7
Total Reliance shareholders’ equity	3,874.6	4,450.1	510.0	(4,960.1)	3,874.6
Noncontrolling interests	—	6.4	3.4	—	9.8
Total equity	3,874.6	4,456.5	513.4	(4,960.1)	3,884.4
Total liabilities and equity	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the Three Months Ended September 30, 2014
(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$195.5	$2,338.6	$231.3	$(60.3)	$2,705.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	149.2	1,762.0	176.1	(60.4)	2,026.9
Warehouse, delivery, selling, general and administrative	59.6	386.5	38.2	(11.4)	472.9
Depreciation and amortization	5.1	43.6	5.3	—	54.0
	213.9	2,192.1	219.6	(71.8)	2,553.8

Operating (loss) income	(18.4)	146.5	11.7	11.5	151.3

Other income (expense):
Interest	(19.7)	(7.5)	(1.7)	8.1	(20.8)
Other income (expense), net	16.9	(1.1)	3.7	(19.6)	(0.1)
(Loss) income before equity in earnings of subsidiaries and income taxes	(21.2)	137.9	13.7	—	130.4
Equity in earnings of subsidiaries	102.4	4.4	—	(106.8)	—
Income before income taxes	81.2	142.3	13.7	(106.8)	130.4
Income tax (benefit) provision	(14.3)	45.1	2.7	—	33.5
Net income	95.5	97.2	11.0	(106.8)	96.9
Less: Net income attributable to noncontrolling interests	—	1.4	—	—	1.4
Net income attributable to Reliance	$95.5	$95.8	$11.0	$(106.8)	$95.5
Comprehensive income (loss) attributable to Reliance	$90.8	$95.9	$(1.4)	$(106.8)	$78.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the Three Months Ended September 30, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$177.2	$2,124.8	$188.3	$(46.8)	$2,443.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	133.0	1,575.8	138.6	(46.9)	1,800.5
Warehouse, delivery, selling, general and administrative	50.2	360.2	33.3	(13.7)	430.0
Depreciation and amortization	4.2	41.4	4.3	—	49.9
	187.4	1,977.4	176.2	(60.6)	2,280.4

Operating (loss) income	(10.2)	147.4	12.1	13.8	163.1

Other income (expense):
Interest	(20.6)	(6.2)	(1.3)	6.5	(21.6)
Other income, net	17.4	1.9	2.2	(20.3)	1.2
(Loss) income before equity in earnings of subsidiaries and income taxes	(13.4)	143.1	13.0	—	142.7
Equity in earnings of subsidiaries	96.8	3.2	—	(100.0)	—
Income before income taxes	83.4	146.3	13.0	(100.0)	142.7
Income tax (benefit) provision	(11.7)	55.8	2.6	—	46.7
Net income	95.1	90.5	10.4	(100.0)	96.0
Less: Net income attributable to noncontrolling interests	—	0.8	0.1	—	0.9
Net income attributable to Reliance	$95.1	$89.7	$10.3	$(100.0)	$95.1
Comprehensive income attributable to Reliance	$93.6	$89.7	$22.8	$(100.0)	$106.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the Nine Months Ended September 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$569.7	$6,894.9	$592.5	$(182.2)	$7,874.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	431.3	5,179.2	448.0	(182.3)	5,876.2
Warehouse, delivery, selling, general and administrative	147.3	1,155.2	100.5	(44.2)	1,358.8
Depreciation and amortization	14.6	129.4	14.6	—	158.6
	593.2	6,463.8	563.1	(226.5)	7,393.6

Operating (loss) income	(23.5)	431.1	29.4	44.3	481.3

Other income (expense):
Interest	(58.2)	(21.3)	(4.2)	22.5	(61.2)
Other income (expense), net	60.5	(0.9)	5.8	(66.8)	(1.4)
(Loss) income before equity in earnings of subsidiaries and income taxes	(21.2)	408.9	31.0	—	418.7
Equity in earnings of subsidiaries	263.6	11.0	—	(274.6)	—
Income before income taxes	242.4	419.9	31.0	(274.6)	418.7
Income tax (benefit) provision	(36.8)	163.3	9.6	—	136.1
Net income	279.2	256.6	21.4	(274.6)	282.6
Less: Net income attributable to noncontrolling interests	—	3.3	0.1	—	3.4
Net income attributable to Reliance	$279.2	$253.3	$21.3	$(274.6)	$279.2
Comprehensive income attributable to Reliance	$275.4	$253.5	$13.3	$(274.6)	$267.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Statement of Income
For the Nine Months Ended September 30, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$540.2	$6,002.7	$529.5	$(155.3)	$6,917.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	400.4	4,484.8	393.9	(155.4)	5,123.7
Warehouse, delivery, selling, general and administrative	159.7	1,009.6	88.0	(43.6)	1,213.7
Depreciation and amortization	13.3	115.9	11.9	—	141.1
	573.4	5,610.3	493.8	(199.0)	6,478.5

Operating (loss) income	(33.2)	392.4	35.7	43.7	438.6

Other income (expense):
Interest	(54.9)	(13.6)	(2.6)	14.3	(56.8)
Other income, net	54.2	5.6	1.7	(58.0)	3.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(33.9)	384.4	34.8	—	385.3
Equity in earnings of subsidiaries	261.5	11.2	—	(272.7)	—
Income before income taxes	227.6	395.6	34.8	(272.7)	385.3
Income tax (benefit) provision	(32.2)	147.5	7.6	—	122.9
Net income	259.8	248.1	27.2	(272.7)	262.4
Less: Net income attributable to noncontrolling interests	—	2.4	0.2	—	2.6
Net income attributable to Reliance	$259.8	$245.7	$27.0	$(272.7)	$259.8
Comprehensive income attributable to Reliance	$259.8	$245.9	$18.1	$(272.7)	$251.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Cash Flow Statement
For the Nine Months Ended September 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash provided by (used in) operating activities	$139.2	$(0.3)	$23.9	$—	$162.8

Investing activities:
Purchases of property, plant and equipment	(13.5)	(113.1)	(7.8)	—	(134.4)
Acquisitions, net of cash acquired	—	(32.3)	(112.7)	—	(145.0)
Net advances to subsidiaries	(229.2)	—	—	229.2	—
Other investing activities, net	(0.7)	(14.2)	33.1	—	18.2
Cash used in investing activities	(243.4)	(159.6)	(87.4)	229.2	(261.2)

Financing activities:
Net short-term debt borrowings	—	—	4.3	—	4.3
Proceeds from long-term debt borrowings	535.0	—	0.7	—	535.7
Principal payments on long-term debt	(367.1)	(1.5)	—	—	(368.6)
Dividends paid	(81.7)	—	—	—	(81.7)
Net intercompany borrowings	—	163.2	66.0	(229.2)	—
Other financing activities, net	28.7	(2.9)	—	—	25.8
Cash provided by financing activities	114.9	158.8	71.0	(229.2)	115.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	10.7	(1.1)	7.5	—	17.1
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6
Cash and cash equivalents at end of period	$30.4	$(1.9)	$72.2	$—	$100.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Condensed Unaudited Consolidating Cash Flow Statement
For the Nine Months Ended September 30, 2013

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash provided by operating activities	$108.6	$334.1	$70.3	$—	$513.0

Investing activities:
Purchases of property, plant and equipment	(10.4)	(99.1)	(9.2)	—	(118.7)
Acquisitions, net of cash acquired	(796.8)	—	—	—	(796.8)
Net advances to subsidiaries	(155.9)	—	—	155.9	—
Other investing activities, net	0.1	9.8	7.2	—	17.1
Cash used in investing activities	(963.0)	(89.3)	(2.0)	155.9	(898.4)

Financing activities:
Net short-term debt (repayments) borrowings	—	(473.8)	3.8	—	(470.0)
Proceeds from long-term debt borrowings	2,297.9	—	—	—	2,297.9
Principal payments on long-term debt	(1,412.8)	(0.5)	(0.7)	—	(1,414.0)
Dividends paid	(71.4)	—	—	—	(71.4)
Net intercompany borrowings (repayments)	—	214.4	(58.5)	(155.9)	—
Other financing activities, net	52.1	(1.8)	—	—	50.3
Cash provided by (used in) financing activities	865.8	(261.7)	(55.4)	(155.9)	392.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	11.4	(16.9)	12.8	—	7.3
Cash and cash equivalents at beginning of year	28.1	13.1	56.4	—	97.6
Cash and cash equivalents at end of period	$39.5	$(3.8)	$69.2	$—	$104.9

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

Overview

We had solid operational performance in the 2014 third quarter with both demand and pricing up compared to the 2013 third quarter, as well as the 2014 second quarter, reflecting the slow, steady improvement in the U.S. industrial markets that we have experienced throughout the first nine months of 2014. The typical seasonal trend is for third quarter tons sold to decline versus the second quarter, mainly due to maintenance closures at some of our customers; however, our same-store tons sold were 2.3% higher compared to the 2014 second quarter.  The MSCI industry data showed 2014 third quarter shipments were down 2.2% compared to the 2014 second quarter, reflecting the typical industry trend. We believe our atypical results reflect both our continued growth in market share from our ongoing investments in our existing businesses as well as our diversification strategy.

Our average selling price has increased sequentially for three quarters in a row; however, for the first nine months of 2014, our average selling price is still lower than in the 2013 nine-month period. Our gross profit margin declined in the 2014 third quarter as compared to the 2013 third quarter and the 2014 second quarter, but was within our historical range of 25% to 27%. We are very proud of this given the historically high levels of import material coming into the U.S. market, putting downward pressure on prices and increasing the competitive environment in the service center industry.

Our earnings in the 2014 third quarter were negatively impacted by charges to settle our previously disclosed Texas antitrust litigation matter.  This resulted in an increase in our S,G&A expenses, which reduced our operating income as well as our net income.

During the 2014 third quarter we completed two acquisitions, which helped expand our aerospace presence as well as augment our traditional metal distribution capabilities with higher value-added services.

Our 2014 cash flow from operations has declined from 2013 levels for the nine-month period, mainly because the improved business environment has required us to carry higher levels of working capital to service the higher demand levels of our customers. In 2014, we have increased our level of import buys somewhat, which has had a slight negative impact on our inventory turns because of longer lead times and larger quantity buys. However, we expect to improve our turn rate over the coming quarters.

We invested $134.4 million in capital expenditures in the nine-month period ended September 30, 2014, with the majority related to growth activities. We increased our return of cash to shareholders in the nine-month period ended September 30, 2014, with a 12.9% increase in our regular quarterly dividend rate compared to the same period in 2013.   Our Board of Directors extended the existing share repurchase program to December 31, 2017 and we repurchased approximately $40.0 million of our common stock in the period from October 27, 2014 through October 30, 2014, further reflecting our commitment to returning value to our shareholders.

We believe that, given continued improvement in demand, especially for non-residential construction, we have current capacity for meaningfully higher earnings. However, in the 2014 fourth quarter, we expect lower volume given the normal seasonality associated with fewer shipping days resulting from the holiday season as well as extended holiday-related closures at many of our customers’ facilities. Also, we have begun to see weakness in mill pricing for certain carbon steel products, especially given the historically high levels of imports, as well as downward movement in nickel prices that impacts pricing of many of our stainless steel products. Lower prices have a negative impact on our earnings.

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

2014 Acquisitions

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom.  Net sales of AMS during the period from August 1, 2014 through September 30, 2014 were $45.1 million. Net sales of AMS during the twelve months ended December 31, 2013 were approximately $280.0 million and were not included in Reliance’s consolidated financial results for 2013.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS during the period from August 1, 2014 through September 30, 2014 were $3.5 million. Net sales of NIS during the twelve months ended December 31, 2013 were approximately $20.0 million and were not included in Reliance’s consolidated financial results for 2013.

2013 Acquisitions

On November 1, 2013, we acquired Haskins Steel Co., Inc. (“Haskins Steel”), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the nine months ended September 30, 2014 were $23.0 million.

On April 30, 2013, we acquired Travel Main Holdings, LLC (“Travel Main”), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

On April 12, 2013, we acquired Metals USA. Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 44 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the nine months ended September 30, 2014 and during the period from April 13, 2013 through September 30, 2013 were $1.36 billion and $828.8 million, respectively.

On May 16, 2014, we sold Metals USA’s non-core roofing business for net proceeds of approximately $26.2 million and recorded a pre-tax loss of approximately $1.1 million, which is included in other expense, net.  Net sales of Metals USA’s non-core roofing business during the nine months ended September 30, 2014 and during the period from April 13, 2013 through September 30, 2013 were $9.6 million and $17.1 million, respectively.

Three Months and Nine Months Ended September 30, 2014 Compared to Three Months and Nine Months Ended September 30, 2013

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2014 and 2013 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$2,705.1	100.0%	$2,443.5	100.0%	$7,874.9	100.0%	$6,917.1	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	2,026.9	74.9	1,800.5	73.7	5,876.2	74.6	5,123.7	74.1

Gross profit (1)	678.2	25.1	643.0	26.3	1,998.7	25.4	1,793.4	25.9

Warehouse, delivery, selling, general and administrative expense (“S,G&A”) (2)	472.9	17.5	430.0	17.6	1,358.8	17.3	1,213.7	17.5

Depreciation expense	39.9	1.5	35.8	1.5	116.3	1.5	100.6	1.5

Amortization expense	14.1	0.5	14.1	0.6	42.3	0.5	40.5	0.6

Operating income	$151.3	5.6%	$163.1	6.7%	$481.3	6.1%	$438.6	6.3%

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

(2)  Includes non-recurring charges related to our Texas anti-trust settlement of $13.5 million and $25.0 million for the three- and nine-month periods ended September 30, 2014, respectively; $2.6 million and $3.7 million for the three- and nine-month periods ended September 30, 2013, respectively. Additionally, S,G&A includes non-recurring acquisition and other charges related to our 2014 and 2013 acquisitions of $0.8 million for the three- and nine-month periods ended September 30, 2014 and $12.4 million for the nine-month period ended September 30, 2013.

Net Sales

	September 30,		Dollar	Percentage
	2014	2013	Change	Change
	(in millions)
Net sales (three months ended)	$2,705.1	$2,443.5	$261.6	10.7%
Net sales (nine months ended)	$7,874.9	$6,917.1	$957.8	13.8%
Net sales, same-store (three months ended)	$2,204.4	$2,011.2	$193.2	9.6%
Net sales, same-store (nine months ended)	$6,439.8	$6,088.3	$351.5	5.8%

	September 30,		Tons	Percentage
	2014	2013	Change	Change
	(in thousands)
Tons sold (three months ended)	1,545.4	1,452.5	92.9	6.4%
Tons sold (nine months ended)	4,617.6	3,981.9	635.7	16.0%
Tons sold, same-store (three months ended)	1,227.3	1,151.0	76.3	6.6%
Tons sold, same-store (nine months ended)	3,626.4	3,404.6	221.8	6.5%

	September 30,		Price	Percentage
	2014	2013	Change	Change
Average selling price per ton sold (three months ended)	$1,752	$1,679	$73	4.3%
Average selling price per ton sold (nine months ended)	$1,709	$1,736	$(27)	(1.6)%
Average selling price per ton sold, same-store (three months ended)	$1,798	$1,743	$55	3.2%
Average selling price per ton sold, same-store (nine months ended)	$1,781	$1,786	$(5)	(0.3)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our acquisitions in 2014 and 2013.

Our 2014 third quarter sales of $2.71 billion were a record for us. Our consolidated sales and tons sold are higher in the nine-month period ended September 30, 2014 as compared to the same period in 2013, mainly due to our acquisition of Metals USA in April of 2013. In the nine-month period ended September 30, 2014, Metals USA contributed $1.36 billion of sales compared to $828.8 million of sales in the same period in 2013. In general, business activity in almost all of our end markets has improved somewhat in 2014 compared to 2013. For the three- and nine-month periods ended September 30, 2014, same-store tons sold were up 6.6% and 6.5%, respectively, from the comparable 2013 periods, well above the industry data reported by the Metals Service Center Institute (“MSCI”), which was up 5.0% and 4.4% during the same periods, respectively. End markets that continued to perform well for us in the three-month and nine-month periods ended September 30, 2014 when compared to the same 2013 periods were auto, primarily through our toll processing businesses in the U.S. and Mexico, aerospace and energy. Manufacturing also performed reasonably well. Non-residential construction, our largest end market, continues to improve modestly, albeit at significantly reduced demand levels from its peak in 2006.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price in the 2014 third quarter was up 3.2% compared to the 2013 third quarter given increased mill pricing for most products, most notably carbon and stainless steel. Our average selling prices for the nine-month period ended September 30, 2014 continue to be below the levels in the same period in 2013 due to pressure on mill prices mainly from historically high import levels in the U.S., lower raw material prices and a strong U.S. dollar.

Our major commodity same-store selling prices changed as follows:

	Same-store Average Selling Price per
	Ton Sold Year-Over-Year (Percentage Change)
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Carbon steel	4.8%	2.1%
Aluminum	(1.2)%	(2.7)%
Stainless steel	5.1%	(0.8)%
Alloy	(1.1)%	(2.3)%

As carbon steel sales represent approximately 54% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average price per ton sold.

Cost of Sales

	September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$2,026.9	74.9%	$1,800.5	73.7%	$226.4	12.6%
Cost of sales (nine months ended)	$5,876.2	74.6%	$5,123.7	74.1%	$752.5	14.7%

The increase in cost of sales in the three-month period ended September 30, 2014 is mainly due to increases in our tons sold and higher mill pricing for most of our products. The increase in cost of sales in the nine-month period ended September 30, 2014 is mainly due to increases in our tons sold resulting from our 2014 and 2013 acquisitions offset by lower mill pricing for most of our products. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO inventory valuation reserve adjustment, which is included in our cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $20.0 million in the three-month period ended September 30, 2014 compared to a credit, or income, of $27.5 million in the same period in 2013. Our LIFO reserve adjustment resulted in a charge, or expense, of $30.0 million in the nine-month period ended September 30, 2014 compared to a credit, or income, of $37.5 million in the same period in 2013. Higher metal costs in 2014 as compared to December 31, 2013 levels resulted in LIFO expense in 2014.

Gross Profit

	September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$678.2	25.1%	$643.0	26.3%	$35.2	5.5%
Gross profit (nine months ended)	$1,998.7	25.4%	$1,793.4	25.9%	$205.3	11.4%

The increase in our gross profit in the three-month period ended September 30, 2014 is primarily due to the increase in our tons sold. The increase in our gross profit in the nine-month period ended September 30, 2014 is mainly due to the contributions from our 2014 and 2013 acquisitions, which were somewhat offset by the decrease in our gross margin percentage. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our inventory LIFO valuation reserve adjustments, respectively.

Our gross profit margin was within our historical range of 25% to 27%. The high levels of import material in the U.S. along with uncertainty due to metal price volatility have resulted in a competitive pricing environment in the 2014 periods.

Expenses

	September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$472.9	17.5%	$430.0	17.6%	$42.9	10.0%
(three months ended)
S,G&A expense	$1,358.8	17.3%	$1,213.7	17.5%	$145.1	12.0%
(nine months ended)
S,G&A expense, same-store	$393.3	17.8%	$359.8	17.9%	$33.5	9.3%
(three months ended)
S,G&A expense, same-store	$1,130.3	17.6%	$1,069.4	17.6%	$60.9	5.7%
(nine months ended)
Depreciation & amortization expense	$54.0	2.0%	$49.9	2.0%	$4.1	8.2%
(three months ended)
Depreciation & amortization expense	$158.6	2.0%	$141.1	2.0%	$17.5	12.4%
(nine months ended)

Same-store amounts exclude the results of our 2014 and 2013 acquisitions.

Our expenses in the nine-month period ended September 30, 2014 are higher than the same period in 2013 mainly due to the additional expenses of our acquisitions in 2014 and 2013. Our 2014 same-store three- and nine-month period S,G&A expenses increased somewhat in line with our increases in tons sold, but were also impacted by $13.5 million and $25.0 million of charges, respectively, related to our antitrust litigation settlement. Excluding the impact of the antitrust litigation matter, our three- and nine-month periods ended September 30, 2014 S,G&A expense as a percentage of net sales declined from the comparable 2013 periods due to better leverage of expenses as our tons sold and net sales increased.  For further discussion regarding the antitrust litigation settlement, see Note 9 of the Notes to Unaudited Consolidated Financial Statements.

The increase in depreciation and amortization expense was mainly due to our 2013 acquisition of Metals USA and depreciation expense from our recent capital expenditures.

Operating Income

	September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
		(dollars in millions)
Operating income (three months ended)	$151.3	5.6%	$163.1	6.7%	$(11.8)	(7.2)%
Operating income (nine months ended)	$481.3	6.1%	$438.6	6.3%	$42.7	9.7%

The lower operating income and operating income margin in the three-month period ended September 30, 2014 compared to the same period in 2013 were mainly due to our antitrust litigation settlement charge of $13.5 million and a decrease in our gross profit margin percentage, which offset the operating income contributions from our 2014 acquisitions.

Our operating income was higher in the nine-month period ended September 30, 2014 compared to the same period in 2013 due primarily to the contributions of our 2014 and 2013 acquisitions. The lower operating income margin in the nine-month period ended September 30, 2014 compared to the corresponding 2013 period was mainly due to our lower gross profit margin, but was also impacted by the antitrust litigation settlement charge of $25.0 million somewhat offset by acquisition and other charges related to our acquisition of Metals USA in April 2013.

Other Income (Expense)

	September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest (three months ended)	$(20.8)	(0.8)%	$(21.6)	(0.9)%	$0.8	(3.7)%
Interest (nine months ended)	$(61.2)	(0.8)%	$(56.8)	(0.8)%	$(4.4)	7.7%
Other (expense) income, net (three months ended)	$(0.1)	—%	$1.2	—%	$(1.3)	(108.3)%
Other (expense) income, net (nine months ended)	$(1.4)	—%	$3.5	0.1%	$(4.9)	(140.0)%

Interest expense was lower in the three-month period ended September 30, 2014 compared to the same period in 2013 due to our paying down debt with excess cash along with a lower weighted average interest rate on borrowings outstanding on our revolving credit facility. Interest expense for the nine-month period ended September 30, 2014 increased from the same period in 2013 primarily due to our $500.0 million senior notes offering to fund our $1.25 billion acquisition of Metals USA in April 2013. See discussion in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The change in other (expense) income, net in the nine-month period ended September 30, 2014 compared to the same period in 2013 was primarily due to fewer redemptions of life insurance policies in 2014.

Income Tax Rate

Our effective income tax rates for the three-month periods ended September 30, 2014 and 2013 were 25.7% and 32.7%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2014 and 2013 were 32.5% and 31.9%, respectively. Our 2014 three-month period effective income tax rate was favorably impacted by the resolution of certain tax matters as well as higher deductions for domestic production activities. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$95.5	3.5%	$95.1	3.9%	$0.4	0.4%
Net income attributable to Reliance (nine months ended)	$279.2	3.5%	$259.8	3.8%	$19.4	7.5%

The increase in our net income in the three-month period ended September 30, 2014 compared to the same period in 2013 was primarily due to a lower effective income tax rate offsetting our lower operating income. The increase in our net income in the nine-month period ended September 30, 2014 compared to the same period in 2013 was primarily the result of higher operating income.

The decrease in our net income as a percentage of net sales in the three-month period ended September 30, 2014 compared to the same period in 2013 is primarily due to lower gross profit margin and the antitrust litigation settlement charge. The decrease in our net income as a percentage of net sales in the nine-month period ended September 30, 2014 compared to the same period in 2013 is primarily due to our lower gross profit margin.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $162.8 million in the nine-month period ended September 30, 2014 compared to $513.0 million in the same period in 2013. The decrease of $350.2 million was mainly due to a larger working capital (primarily accounts receivable and inventories) investment in the 2014 period due to an improved demand environment compared to the 2013 period as well as increases in metal pricing during the 2014 period. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2014, our days sales outstanding rate was approximately 41.0 days compared to 41.3 days at September 30, 2013.  Our inventory turn rate (based on dollars) during the nine-month periods ended September 30, 2014 and 2013 was approximately 4.2 times (or 2.9 months on hand).

Investing Activities

Net cash used in investing activities of $261.2 million in the nine-month period ended September 30, 2014 was mainly comprised of our acquisitions and capital expenditures offset by net proceeds of $26.2 million from the sale of Metals USA’s non-core roofing business. We spent $145.0 million, net of cash acquired for acquisitions in the nine-months ended September 30, 2014 compared to $796.8 million during the same period in 2013. Capital expenditures were $134.4 million for the nine-month period ended September 30, 2014 compared to $118.7 million during the same period in 2013. The majority of our capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash provided by financing activities of $115.5 million in the nine-month period ended September 30, 2014 was mainly comprised of net debt borrowings and proceeds received from the exercise of employee stock options offset by dividend payments to our shareholders. Net debt borrowings in the nine-month period ended September 30, 2014 were $171.4 million compared to $413.9 million in the same period in 2013. We paid dividends to our shareholders of $81.7 million during the nine-month period ended September 30, 2014, an increase of $10.3 million from the same period in 2013, due to increases in our regular quarterly dividend rate. Proceeds from exercises of stock options were $27.9 million, a decrease from $61.5 million in the same period in 2013.

On October 21, 2014, the Board of Directors declared the 2014 fourth quarter cash dividend of $0.35 per share.  We have increased our dividend 21 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 55 consecutive years.

On October 21, 2014, the Board of Directors also extended our Share Repurchase Plan to December 31, 2017. From October 27, 2014 through October 30, 2014, we repurchased 610,300 shares of our common stock at an average cost of $65.54 per share for approximately $40.0 million through open market purchases. As of October 30, 2014, approximately 7.3 million, or 9% of our outstanding shares remain available for repurchase. We did not repurchase any shares in the nine months ended September 30, 2014 or in 2013.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2014 was $2.32 billion, up from $2.11 billion at December 31, 2013. At September 30, 2014, we had $667.0 million in outstanding borrowings and $774.3 million available on our $1.5 billion revolving credit facility. As of September 30, 2014, our net debt-to-capital ratio was 35.1%, up from 34.3% as of December 31, 2013.

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

Other revolving credit facilities with a combined credit limit of approximately $86.4 million are in place for operations in Asia and Europe with combined outstanding balances of $52.0 million and $9.5 million as of September 30, 2014 and December 31, 2013, respectively.

Capital Resources

On November 20, 2006, we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The notes were issued in two tranches: (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016; and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.6 million as of September 30, 2014 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $42.1 million as of September 30, 2014. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of September 30, 2014, we had $599.2 million in principal amount of debt obligations due before our $1.5 billion revolving credit facility matures on April 4, 2018. We are confident that we will be able to fund our debt obligations as well as our working capital, capital expenditures, dividend, share repurchase, growth and other needs with a combination of cash flow from operations, borrowings on our revolving credit facility, and raising additional funds in the bank or capital markets, as appropriate. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended September 30, 2014 was approximately 7.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio at September 30, 2014, calculated in accordance with the terms of the Credit Agreement, was 36.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries.  The subsidiary guarantors, together with Reliance, are required to collectively account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 90% of our total consolidated EBITDA for the last twelve months and approximately 86% of total consolidated tangible assets as of September 30, 2014.

We were in compliance with all debt covenants at September 30, 2014.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2014 and December 31, 2013, we were contingently liable under standby letters of credit in the aggregate amount of $58.7 million. The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.71 billion at September 30, 2014, or approximately 21.3% of total assets, or 41.6% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $1.22 billion at September 30, 2014, or approximately 15.2% of total assets, or 29.7% of Reliance shareholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: October 31, 2014	By:	/s/	David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/	Karla R. Lewis
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