Form 10-K
period 2014-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2015-02-26
CIK 861884

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2014 was approximately $5,530,000,000. As of January 31, 2015, 77,555,431 shares of the registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015 (the "Proxy Statement") are incorporated by reference into Part III of this report.

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

        All future written and oral forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7). We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K as a result of new information, future events or developments, except as required by the federal securities laws.

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

  •
  We service industries that are highly cyclical, and downturns in our customers' industries could reduce our revenue and profitability. We are currently experiencing a downturn in the energy industry, which represents about 8% to 10% of our consolidated sales. We expect this to negatively impact our earnings in the near term. We do not know how long the downturn will last or if it will worsen.

  •
  The success of our business is affected by general economic and political conditions both in the U.S. and globally. Our business is subject to volatility of both metals pricing and demand, which fluctuate due to many factors outside of our control. Any further deterioration in the global economy from current levels could also negatively impact our business.

  •
  We operate in a very competitive industry and increased competition could reduce our profitability.

  •
  Global economic factors may cause increased imports of metal products into the U.S., which may cause the cost of the metals we purchase to decline and could also cause our selling prices and profitability to decline. Imports of metals into the U.S. market are at historically high levels, which has had a negative impact on metals pricing which, along with a more competitive market due to excess metal, has also negatively impacted our margins. The high levels of imports are somewhat due to economies outside of the U.S. being weaker than ours, which has negatively impacted prices for raw materials and strengthened the U.S. dollar.

  •
  If the producers increase production levels without offsetting increases in end demand, metal costs could decline, which may cause our selling prices and profitability to decline.

  •
  We are a decentralized company, which presents certain risks.

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

  •
  We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

  •
  We may discover internal control deficiencies related to internal control over financial reporting in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative impact on the market price of our common stock or the ratings of our debt.

  •
  We rely on information technology systems and networks; any failure or breach of these systems and networks could adversely impact our business and operations.

  •
  We may pursue growth opportunities or activities that return value to shareholders that require us to increase our leverage ratios. This may cause our stock price to decline or impact our public debt ratings.

  •
  The Company may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.

  •
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

PART I

Item 1.    Business

        We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 300 locations in 39 states in the U.S. and in 12 other countries (Australia, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, Turkey, the U.A.E. and the United Kingdom). Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Many of our metals service centers process and distribute only specialty metals. We deliver a variety of products from facilities located across the United States and Canada, and have grown our international presence selectively to support the globalization of our customers, giving us broad product, customer and geographic diversification.

        Our primary business strategy is to provide the highest levels of quality and service to our customers in the most efficient operational manner, allowing us to maximize our financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions to enhance our product, customer and geographic diversification. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and other resources to promote growth and efficiencies. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and cyclicality of our customer end markets, as well as general economic trends. We also believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy have been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. We generated record net sales of $10.45 billion in 2014 and net income attributable to Reliance of $371.5 million.

Industry Overview

        Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers and then process these materials to meet customer specifications using techniques such as blanking, leveling (or cutting-to-length), sawing, shape cutting, shearing and slitting, among others. These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized equipment used to process the metals requires high-volume production to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to process the metals for their own manufacturing or processing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to a report issued by IBISWorld Inc., a global intelligence publication, in February 2015.

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

        The metals service center industry is highly fragmented and intensely competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., the number of metal wholesale centers in the United States decreased from approximately 11,000 locations operated by 8,300 companies in 2002 to approximately 10,600 locations operated by more than 7,500 companies in 2014. This consolidation trend continues to create opportunities for us to expand by making acquisitions.

        According to IBISWorld Inc., the United States metals wholesale industry generated revenues of approximately $221.6 billion in 2014, a 9% increase over 2013 revenues of $203.1 billion. The four largest U.S. metals service center companies represented less than 10% of the estimated $221.6 billion industry total in 2014. While we continue to be the largest metals service center in the United States on a revenue basis, our 2014 U.S. revenues of $9.80 billion accounted for only about 4.4% of the entire U.S. market in 2014 according to IBISWorld Inc.

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

        In the mid-1970's, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid-1990's we began to expand nationally and focused on acquiring well-run, profitable service center companies and we continue to expand our network, with a focus on servicing our customers as opposed to merely distributing metal. We continue to execute our expansion strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 300 locations and 2014 net sales of $10.45 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as the best in our industry. We focus on smaller customers and order sizes with quick turnarounds generally in local areas and currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals Company
Bralco Metals	6
Affiliated Metals	1
Airport Metals (Australia)	1
Olympic Metals	1
Central Plains Steel Co.	1
MetalCenter	1
Reliance Metalcenter	7
Reliance Steel Company	2
Tube Service Co.	6
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metal Services Limited (United Kingdom)	5
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
Aluminum and Stainless, Inc.	2
American Metals Corporation
American Metals	2
American Steel	2
Haskins Steel Co., Inc.	1
Lampros Steel	3
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	1
AMI Metals (Belgium)	1
AMI Metals (France)	1
AMI Metals (Turkey)	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	5
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	3
Continental Alloys & Services Inc.
Continental Alloys & Services	4
Continental Alloys & Services, Inc. (Canada)	1
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Continental Valve & Fittings	2
Crest Steel Corporation	2

Trade Name	No. of Locations
Delta Steel, Inc.
Delta Steel	7
Smith Pipe & Steel Company	1
Diamond Manufacturing Company
Diamond Manufacturing	3
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	31
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1
Encore Metals USA	3
Steel Bar	1
Everest Metals (Suzhou) Co., Ltd.	1
Feralloy Corporation
Feralloy	4
Acero Prime S. de R.L. de C.V. (60%-owned)	3
Feralloy Processing Company (51%-owned)	1
FP Structural Solutions (70%-owned)	1
GH Metal Solutions, Inc.	3
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Infra-Metals Co.
Infra-Metals	6
Athens Steel	1
Infra-Metals / IMS Steel	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3
Custom Fab Company	1
Good Metals	1
Hagerty Steel & Aluminum Company	2
Metalweb Limited	5
Metals USA, Inc.
Eagle Steel Products, Inc. (45%-owned)	1
Gregor Technologies	1
Lynch Metals	2
Metals USA	32
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	6
National Specialty Alloys, Inc.
National Specialty Alloys	4
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	1
Pacific Metal Company	6
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	9
Feralloy PDM Steel Service	1

Trade Name	No. of Locations
Phoenix Corporation
Phoenix Metals Company	13
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	11
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5
Encore Metals	4
Team Tube	5
Service Steel Aerospace Corp.
Service Steel Aerospace	2
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	5
East Tennessee Steel Supply Company	1
Sunbelt Steel Texas, Inc.	2
Sugar Steel Corporation	2
Toma Metals, Inc.	1
Valex Corp. (97%-owned)
Valex	1
Valex China Co., Ltd. (92%-owned)	1
Valex Korea Co., Ltd. (94%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	8

        We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers' needs. We performed metals processing services, or first-stage processing, on approximately 45% of our sales orders in 2014 before delivering the products to our customers. For approximately 40% of our 2014 orders, we delivered the metal to our customer within 24 hours from receipt of an order. These services save time, labor, and expense for our customers and reduce their overall manufacturing costs. During 2014, we handled approximately 5,865,000 transactions in total or an average of 23,640 transactions per business day, with an average price of approximately $1,780 per transaction. Our net sales during 2014 were $10.45 billion. We believe that our focus on small orders with quick turnaround differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.

        Historically, we have expanded both through acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 59 businesses, including three acquisitions in 2014. From 1984 to September 1994, we acquired 20 businesses. Our internal growth activities during the last few years, which are supported by our capital expenditures, have been at historically high levels for us and have included the opening of new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations.

2014 Acquisitions

        On December 1, 2014, we acquired Fox Metals and Alloys, Inc. ("Fox"), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing

OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Since beginning operations in 1985, Fox has built a reputation for providing outstanding customer service and being a trusted supplier in the Houston/Gulf Coast region. Fox's in-house processing services include saw cutting, plate burning and testing. Net sales of Fox during the period from December 1, 2014 through December 31, 2014 were $4.2 million. Net sales of Fox during the twelve months ended December 31, 2013 were approximately $50.5 million and were not included in Reliance's consolidated financial results for 2013.

        On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services ("AMS"). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS during the period from August 1, 2014 through December 31, 2014 were $105.6 million. Net sales of AMS during the twelve months ended December 31, 2013 were approximately $280.0 million and were not included in Reliance's consolidated financial results for 2013.

        On August 1, 2014, we acquired Northern Illinois Steel Supply Co. ("NIS"), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. NIS focuses on customers requiring extensive fabrication services and/or critical delivery timelines with a large concentration in the energy and petrochemical sectors. Net sales of NIS during the period from August 1, 2014 through December 31, 2014 were $8.9 million. Net sales of NIS during the twelve months ended December 31, 2013 were approximately $20.0 million and were not included in Reliance's consolidated financial results for 2013.

Internal Growth Activities

        We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $190.4 million in 2014. Our 2015 capital expenditure budget is approximately $200 million with much of this again related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities. This reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our maintenance capital expenditures at approximately $80 million, which allows us to significantly reduce our capital expenditures if and when necessary.

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

        We seek to increase our profitability by continued improvements in our customer service and operational efficiencies, as well as through profitable growth by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We also continue to adjust our business practices to leverage our size and gain efficiencies which contribute to our profitability. We have an excellent reputation in the industry and are known for our integrity and the quality and timeliness of our service to customers.

Customers and Markets

        Our customers purchase from us and other metals service centers to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular time periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increasing share of total metal shipments due to the focus of the capital goods and other manufacturing industries on just-in-time inventory management and outsourcing of materials management and metals processing.

        We have more than 125,000 customers in various industries. Our customers are in general manufacturing, non-residential construction, transportation (rail, truck trailer and shipbuilding), aerospace, energy, electronics and semiconductor fabrication, heavy industry (agricultural, construction and mining equipment) and related industries. We also service the auto industry, primarily through our toll processing operations where we do not take ownership of the metal.

        Although we sell directly to many large OEM customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them to manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 5,865,000 orders during 2014 at an average price of approximately $1,780 per order. Most of our metals service center customers are located within a 200-mile radius of the metals service center serving them. The proximity of our service centers to our customers helps us provide just-in-time delivery to our customers as well as increases the likelihood of repeat business. In 2014, approximately 97% of our orders were from repeat customers. With our fleet of approximately 1,780 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. Many of our competitors have struggled recently due to shortages in the availability of both trucks and qualified drivers needed to deliver their products. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just-in-time delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

        Our acquisitions in recent years have increased our international exposure both from a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support existing key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 6% of our 2014 net sales, or $650.6 million. However, our net sales to international customers (based on the shipping destination) were approximately 9% of our 2014 net sales or $904.0 million, with approximately 44% of these sales, or $399.0 million, to Canadian customers. See Note 16 of the Notes to the Consolidated Financial Statements for further information on U.S. and foreign revenues and assets.

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

        The diversity of our customer base somewhat reduces the impact of any single customer, as our largest customer represented only 1.4% of our net sales in 2014. We had only 26 customers to whom our 2014 annual sales were greater than $25 million.

        The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2014	2013	2012
Midwest	30%	28%	26%
Southeast	18%	18%	17%
West/Southwest	17%	18%	19%
California	9%	10%	11%
Mid-Atlantic	7%	6%	5%
Northeast	6%	7%	7%
International	6%	6%	7%
Pacific Northwest	4%	4%	5%
Mountain	3%	3%	3%

Total	100%	100%	100%

Suppliers

        We primarily purchase our inventory from the major domestic metals producers. We do, however, also purchase certain products from foreign producers. We have multiple suppliers for all of our products. Our major suppliers of domestic carbon steel products include ArcelorMittal, California Steel Industries, Inc., Evraz NA, Gerdau, Nucor Corporation, Steel Dynamics, Inc., SSAB and United States Steel Corporation. AK Steel, Allegheny Technologies Incorporated, North American Stainless and Outokumpu are our major suppliers of stainless steel products. We are a recognized distributor for various major aluminum companies, including Alcoa Inc., Aleris International, Inc., Constellium Global ATI, Kaiser Aluminum Corp., Novelis Inc. and Sapa Group. Our major suppliers of alloy products include The Timken Company, Gerdau, and Nucor Corporation.

        Due to market conditions in 2014, we purchased a higher level of import material, primarily carbon steel products, than we have in the past several years. Given the price differential between domestic and import offerings, as well as the strength of certain of the domestic mill order books mid-year 2014, we increased our import purchases for an interim period. We expect to enter the import market when we believe it is prudent given current market economics. We do not believe that our relationships with the domestic mills were impacted by our increased import purchases in 2014.

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

Products and Processing Services

        We provide a wide variety of processing services to meet our customers' specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory, and believe this differentiates us from all other North American service centers. A substantial portion of our orders do not require extensive or specialized processing allowing delivery to the customer within 24 hours of receiving the order. Our product mix has changed mainly as a result of our targeted growth strategy to acquire companies with specialized inventory and processing services. Flat-rolled carbon steel products (i.e., hot-rolled, cold-rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 14% of our 2014 sales.

        Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2014	2013	2012
	13%	12%	13%	carbon steel plate
	10%	10%	9%	carbon steel structurals
	9%	8%	8%	carbon steel bar
	8%	9%	10%	carbon steel tubing
	7%	7%	6%	hot-rolled steel sheet and coil
	4%	4%	3%	galvanized steel sheet and coil
	3%	3%	2%	cold-rolled steel sheet and coil

Carbon Steel	54%	53%	51%
	5%	5%	6%	aluminum bar and tube
	4%	4%	4%	heat-treated aluminum plate
	4%	4%	3%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil

Aluminum	15%	15%	15%
	6%	7%	8%	stainless steel bar and tube
	6%	5%	5%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate

Stainless Steel	14%	14%	15%
	5%	6%	7%	alloy bar and rod
	3%	3%	4%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil

Alloy	9%	10%	12%
	2%	2%	2%	toll processing of aluminum, carbon steel and stainless steel
	6%	6%	5%	miscellaneous, including brass, copper and titanium

Other	8%	8%	7%

Total	100%	100%	100%

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

        After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule the processing to meet the specified delivery date. In 2014, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

        Few metals service centers offer the full range of processing services and metals that we provide. In addition to a focus on growing in specialty products, we have also enhanced the level of value-added services with recent acquisitions and significantly upgraded and expanded our processing capabilities with significant investments in new equipment over the past few years.

        In 2014, we performed processing services for approximately 45% of our sales orders. Our primary processing services range from cutting, leveling or sawing to complete processes such as machining or electropolishing. Throughout our service centers we perform most processes provided in the industry, without encroaching upon the services performed by our customers. As part of our growth strategy, we have been expanding into higher value-added services, including certain fabrication processes, in markets where our customers are requesting that service centers provide these services.

        We generally process specific metals to non-standard sizes only at the request of customers pursuant to purchase orders. We do not maintain a significant inventory of finished products, but we carry a wide range of metals to meet the short lead time and just-in-time delivery requirements of our customers. Our metals service centers maintain inventory and equipment selected to meet the needs of that facility's customers. We partner with our customers to understand their needs and identify areas where we can provide additional value, increasing our importance to them.

Marketing

        As of December 31, 2014, we had approximately 2,180 sales personnel located in 44 states and 12 countries that provide marketing services throughout each of those areas, as well as nearby locations. The sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Our outside sales personnel are those personnel who travel throughout a specified geographic territory to maintain relationships with our existing customers and develop new customers. Those sales personnel who remain at the facilities to price and write orders are our inside sales personnel. The inside sales personnel generally receive incentive compensation, in addition to their base salary, based on the gross profit and/or pre-tax profit of their particular profit center. The outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories.

Competition

        The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are smaller than we are, but we still face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. As reported by IBISWorld Inc. in their February 2015 report on the metals service center industry, it is estimated that there were approximately

10,600 metal wholesale locations in the United States operated by approximately 7,500 companies in 2014. The four largest U.S. metals service center companies represented less than 10% of the estimated $221.6 billion industry total in 2014. Based on this estimate, our U.S. revenues of $9.80 billion in 2014 accounted for approximately 4.4% of the entire U.S. market. We believe we are the largest North American (U.S. and Canada) metals service center company on a revenue basis.

        We compete with other companies on price, service, quality and availability of products. We maintain relationships with our major suppliers at the executive and local levels and a decentralized operational structure. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals and to provide more responsive service to our customers. In addition, we believe that the size of our inventory, the different metals and products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of products and services from significant investments in our equipment and facilities, and our acquisitions, as well as our continued focus on small order sizes with quick turnaround.

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

Systems

        A common financial reporting system, as well as certain other accounting, tax and HRIS systems are used company-wide. However, we maintain various transactional software applications across our operations that meet the needs of those operations. Generally, these systems provide information in real time, such as inventory availability, location and cost and may be customized with features to accommodate the products the respective operations carry, automated equipment interfaces, or other specialized needs. With this information, our marketing and sales personnel can respond to our customers' needs more efficiently and more effectively.

        We have initiated efforts to customize and implement a common ERP platform across our operating companies, in order to maximize functionality and efficiencies across the organization, while also reducing risk. We are also evaluating tools to assist us in efforts to consolidate data more efficiently. These are multi-phased, multi-year projects that will be pursued and implemented in a manner to limit both operational and financial risk.

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

        We are subject to the conflict mineral provisions under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). We are required to undertake due diligence, disclose and report whether the products we sell originate from the Democratic Republic of Congo and adjoining countries. We verify with our suppliers the origins of all metals used in our products.

        Certain of our operations sell metals to foreign customers or otherwise operate abroad, subjecting them to various countries' trade regulations concerning the import and export of materials and finished products. In addition, our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the United States' Foreign Corrupt Practices Act (the "FCPA") and the United Kingdom's Bribery Act 2010. We have developed and implemented company-wide export and anti-corruption policies to provide our employees clear statements of our compliance requirements and to ensure compliance with applicable export and anti-corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption "Item 1A. Risk Factors" including the Risk Factors captioned "We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;" "We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations;" and "Our international operations continue to expand, exposing us to additional risks."

        Although we have implemented policies and procedures to comply with these regulations, we cannot guarantee that we will not incur any violations and resulting penalties from such activity.

Environmental

        Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of Earle M. Jorgensen Company ("EMJ"), our wholly owned subsidiary, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that have covered substantially all of our expenditures related to this matter to date, and are expected to continue to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

        We believe that all scrap metal produced by our operations is recycled by the independent scrap metal companies and producers to whom we sell our scrap metal. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution and improve our environmental impact. If more stringent environmental regulations are enacted this could have an adverse impact on our financial results.

Employees

        As of December 31, 2014, we had approximately 14,900 employees. Approximately 11% of the employees are covered by collective bargaining agreements, which expire at various times over the next five years. We have entered into collective bargaining agreements with 43 union locals at 54 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We have always maintained excellent relations with our employees. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations. We have never experienced a significant work stoppage.

Seasonality

        Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. As a result of our geographic, product and customer diversity our overall operations have not shown any material seasonal trends. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

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

        We also make available free of charge at our Investor Relations website (http://investor.rsac.com) the following information:

  •
  Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC;

  •
  press releases on quarterly earnings;

  •
  announcements of investor conferences, speeches and events with archives of these events also available;

  •
  corporate governance information including our corporate governance principles, committee charters, codes of conduct and other governance-related policies; and

  •
  other news and announcements that we may post from time to time that investors might find useful or interesting.

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

        We purchase large quantities of aluminum, carbon, alloy and stainless steel and other metals, which we sell to a variety of customers. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so, particularly when the cost increases are not demand driven. When metal prices decrease, we may not be able to replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent margin, which would reduce our profitability during that interim period.

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability and related pricing, metals consumption, import levels into the U.S., and the strength of the U.S. dollar. Future changes in global general economic conditions or in production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our profitability and cash flows. We generally do not enter into long-term agreements with our suppliers or hedging arrangements that could lessen the impact of metal price fluctuations.

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

        Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and international markets in which we operate could materially affect our financial condition and results of operations. During the most recent U.S. economic recession, both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. An economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could have a material adverse effect on our potential earnings and future results of operations. Although the U.S. recession has ended, overall demand for our products continues to be at lower levels than we believe to be more normal levels, particularly for non-residential construction activity. We have little visibility as to if or when demand will return to pre-recession levels, which may continue to impact the financial viability of our customers and their ability to pay us and may cause our financial condition to decline from current levels.

Currency fluctuations and changes in the worldwide balance of supply and demand could negatively impact our profitability and cash flows.

        Significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. A decline in the dollar relative to foreign currencies may result in increased prices for metals and metal products in the United States and reduce the amount of metal imported into the U.S. as imported metals become relatively more expensive. If the value of the dollar improves relative to foreign currencies, this may result in increased metal being imported into the U.S., which in turn may pressure existing domestic prices for metal. This could also occur if global economies are weaker than the U.S. economy, creating a significant price spread between the U.S. and foreign markets. These factors have existed for some time, with high levels of imports into the U.S. reaching historical highs in 2014. In addition, when prices for metal products in the U.S. are lower than in foreign markets, metals may be sold in the foreign markets rather than in the U.S., reducing the availability of metal products in the U.S., which may allow the domestic mills to increase their prices which might be detrimental to our results if we are not able to pass these increases through to our customers.

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

        We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy and transportation industries, including aerospace. Although many of our direct sales are to sub-contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. As an example, the significant decline in oil prices experienced late in 2014 has negatively impacted our sales to the energy market, which is estimated at about 8-10% of our sales. Furthermore, the strengthening of the U.S. dollar in late 2014 led to increased levels of imported material in the U.S., putting pressure on our selling prices and gross margins.

Our operating results have fluctuated, and are expected to continue fluctuating, depending on the season.

        Some of our customers are in seasonal businesses, including customers in the construction and related industries. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter.

We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our profitability and cash flows may decline.

        We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. These competitors may be better able to withstand adverse changes in conditions within our customers' industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our profitability and cash flows. Rapidly declining prices and/or demand levels escalate competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. Service centers may also be more competitive in times where supply exceeds capacity, which currently exists due to the historically high levels of import material into the U.S. These competitive pressures could intensify again if demand and particularly pricing decline significantly from current levels. Any increased competitive pressure could cause our profitability and cash flows to decline.

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

        There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which could result in increased metals costs to us that we may not be able to pass on to our customers and may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if the general economy enters into another recession. Lower metal prices and lower demand levels may cause certain mills to reduce their production capacity and, in that case, the mill may operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.

We rely upon our suppliers as to the specifications of the metals we purchase from them.

        We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals unless independent tests are required by our customers. We rely on our customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. Although our primary sources of products have been domestic mills, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or carry insufficient, insurance.

If we do not successfully implement our growth strategy, our ability to grow our business could be impaired.

        We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we may not be able to continue the growth of our business and, if we cannot successfully integrate these businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition.

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

        Since our initial public offering in September 1994, we have successfully purchased 59 businesses. From 1984 to September 1994, we acquired 20 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

  •
  we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

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

We are a decentralized company, which presents certain risks.

        We are a decentralized company. While we believe our decentralized structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers' needs, it necessarily places significant control and decision-making authority and accountability in the hands of local management. Because we are decentralized, we may be slower to detect compliance related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or by our internal policies) and "company-wide" business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

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

We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

        We operate internationally and are subject to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.

        Our operating results could be negatively affected by the global laws, rules and regulations, as well as political environments in the jurisdictions in which we operate. There could be reduced demand for our products, decreases in the prices at which we can sell our products and disruptions of production or other operations. Additionally, there may be substantial capital and other costs to comply with regulations and/or increased security costs or insurance premiums, any of which could reduce our operating results.

Our international operations continue to expand, exposing us to additional risks.

        Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with various U.S. or international laws and regulations has increased. For example, we are subject to the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the United Kingdom's Bribery Act 2010, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. In addition, we could be held liable for actions taken by employees or third parties on behalf of a company that we acquire. If we fail to comply with the requirements under these laws and other laws we are subject to due to our international operations, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial results.

Proposed legislation aimed at regulating and taxing carbon emissions may impact both the prices we pay for materials and the volume of business from our customers involved in fossil fuel exploration.

        We purchase large quantities of metal from mills whose production costs may increase because of proposed increases in taxation on carbon emissions as a byproduct of the steelmaking process. Such regulation, if passed, may result in significantly higher prices charged to us by the mills for most every type of metal that we sell. The price that we pay for utilities such as electricity to run our warehouse equipment and fuel to run our delivery trucks and forklifts may rise as well due to increased taxation on the companies who produce and supply these commodities. We may not be able to fully pass on these costs to our customers without a resulting decline in order volumes, which may adversely impact our profitability and cash flows.

        Carbon-related regulation may also negatively impact domestic exploration efforts. Should such a reduction in domestic exploration occur, we would expect to see a resulting slowdown in sales to our energy end market in general, thus negatively impacting our profitability and cash flows.

We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.

        We are subject to income taxes in the United States and various non-U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective income tax rate could be affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws or regulations. The amount of income taxes paid is subject to regular audits by United States federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our income tax liabilities, which could have an adverse effect on our results of operations and liquidity.

We rely on information management systems and any damage, interruption or compromise of our information management systems or data could disrupt and harm our business.

        We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information in connection with the operation of our business. Additionally, we collect and store data that is sensitive to our company. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Our information management systems and the data contained therein may be vulnerable to damage, including interruption, due to power loss, system and network failures, operator negligence and similar causes. In addition, our systems and data may be subject to security breaches, viruses, malware, and other cyber-attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity attacks on the Company's and certain of our affiliates' networks and/or systems. To date, none of these attacks has had a material impact on our or our affiliates' operations or financial results. We may experience similar or more sophisticated attacks in the future. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and IRS, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

Our financial results may be affected by various legal and regulatory proceedings, including those involving antitrust, tax, environmental, or other matters.

        We are subject to a variety of litigation and legal compliance risks. These risks include, among other things, possible liability relating to product liability, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. For a more detailed discussion of certain legal proceedings in which we are involved, see Item 3, below.

Regulations related to conflict-free minerals may force us to incur additional expenses and place us at a competitive disadvantage.

        On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the SEC adopted new requirements for reporting companies that use certain minerals and metals, known as "conflict minerals", in their products, whether or not these products are manufactured by third parties. These requirements require companies to undertake due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Since our supply chain is complex, we may not be able to conclusively verify the origins for all metals used in our products and we may face reputational challenges with our customers. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict free which could place us at a competitive disadvantage if we are unable to do so.

The volatility of the market could result in a material impairment of goodwill or indefinite-lived intangible assets.

        We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, viability of end markets (such as the energy market due to lower oil prices), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

We face certain risks associated with potential labor disruptions.

        Approximately 11% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers' councils. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

        We have substantial debt service obligations. As of December 31, 2014, we had aggregate outstanding indebtedness of approximately $2.32 billion. This indebtedness could adversely affect us in the following ways:

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

        Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations, including our $350 million of senior notes that mature in 2016, will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2018, amortization payments on our term loan, or our debt securities when they mature in 2016, 2023, and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transactions at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers or we may not be able to continue our operations as planned.

We are permitted to incur more debt, which may intensify the risks associated with our current leverage, including the risk that we will be unable to service our debt or that our credit rating may be downgraded.

        We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including the risk that we will be unable to service our debt or that we may be subject to a credit rating downgrade, may increase.

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

        A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. At December 31, 2014, we had $1.18 billion in total variable interest rate debt outstanding with $765.8 million available for borrowing under our revolving credit facility. Assuming a consistent level of debt, a 100 basis point increase in the interest rate on our floating rate debt would result in approximately $11.8 million of additional interest expense on an annual basis. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2014, we maintained more than 300 metals service center processing and distribution facilities in 39 states in the U.S. and in 12 other countries, and our corporate headquarters. All of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels improve.

        We lease 146 of our processing and distribution facilities for a total of approximately 7.3 million square feet. Total square footage on all company-owned properties is approximately 24.7 million. In addition, we lease our corporate headquarters in Los Angeles, California and several of our subsidiaries lease other sales offices or non-operating locations. These property leases expire at various times through 2028 and the aggregate monthly rent amount is approximately $2.8 million.

Item 3.    Legal Proceedings

        On April 29, 2014, a judgment was entered against Reliance and its subsidiary, Chapel Steel Corp. ("Chapel"), along with four other co-defendants, in an antitrust lawsuit filed in the United States District

Court for the Southern District of Texas. As previously disclosed, Reliance has been involved in this legal proceeding brought by two former employees who left Chapel to start their own business and claim that Reliance, Chapel and the co-defendants engaged in anticompetitive activities. The judgment entered against all defendants jointly and severally, awarded the plaintiff $156.0 million in damages, representing a trebling under federal antitrust laws of the jury verdict of $52.0 million in damages. On May 27, 2014 the judgment was reduced to $153.5 million. On October 20, 2014, Reliance and Chapel settled all claims against them relating to this matter for $23.0 million. We had previously recorded a $10.0 million charge for this matter during the three months ended March 31, 2014, which represented the low end of our range of estimated potential loss. On October 22, 2014, the Plaintiff filed a Release of Judgment with the United States District Court for the Southern District of Texas releasing Reliance and Chapel from any liability under the judgment and Reliance and Chapel dismissed their appeal of the judgment by filing a Notice of Dismissal with the United States Court of Appeals for the Fifth Circuit.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RS" and was first traded on September 16, 1994. The following table sets forth the high and low reported sale prices of our common stock for the stated calendar quarters.

	2014		2013
	High	Low	High	Low
First Quarter	$76.77	$66.28	$72.90	$62.16
Second Quarter	$74.69	$67.88	$71.16	$59.44
Third Quarter	$75.38	$66.76	$75.83	$65.33
Fourth Quarter	$68.45	$56.10	$76.78	$70.79

        As of January 31, 2015, there were 231 record holders of our common stock, excluding holders whose shares were held for them in street name or nominee accounts. We have paid quarterly cash dividends on our common stock for 55 years. In February 2015, our Board of Directors increased the regular quarterly dividend amount 14% to $0.40 per share. Our cash dividends per share paid in 2014 were up 11.1% compared to 2013 and almost triple our dividends paid in 2011. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 22nd increase since our IPO in 1994. The Board may reconsider or revise this practice from time to time based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past.

        On October 21, 2014, our Board of Directors extended our share repurchase plan to December 31, 2017. In October 2014, we repurchased approximately 759,800 shares of our common stock at an average cost of $65.80 per share for approximately $50.0 million through open market purchases. We did not repurchase any of our common stock in 2013 or 2012. Since initiating the share repurchase plan in 1994 we have purchased approximately 16.0 million shares at an average cost of $20.66 per share. As of December 31, 2014, we had authorization to purchase an additional 7,123,233 shares under our existing share repurchase plan.

        Our syndicated revolving credit facility contains covenants, which, among other things, may restrict our ability to pay dividends. Since our initial public offering in September 1994 through 2014, we have paid between 5% and 30% of earnings to our shareholders as dividends. The wide range is due mainly to volatility of our earnings over this period more than volatility of our dividend rate. In 2014 our dividend payments represented 29% of earnings.

        The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/21/2014	11/11/2014	12/18/2014	$0.35 per share
7/22/2014	8/15/2014	9/12/2014	$0.35 per share
4/22/2014	5/30/2014	6/20/2014	$0.35 per share
2/18/2014	3/6/2014	3/21/2014	$0.35 per share
10/22/2013	11/21/2013	12/19/2013	$0.33 per share
7/23/2013	8/16/2013	9/13/2013	$0.33 per share
4/23/2013	5/13/2013	6/21/2013	$0.30 per share
2/25/2013	3/8/2013	3/22/2013	$0.30 per share

        Additional information regarding securities authorized for issuance under all share-based compensation plans will be included under the caption "EXECUTIVE COMPENSATION" in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015.

Stock Performance Graph

        The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and a metals service center group that we selected (the "Peer Group") for the five-year period from December 31, 2009 through December 31, 2014. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2009 in all common stock and assumes the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2014, the Peer Group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; A.M. Castle & Co., and Worthington Industries, Inc., each of which has securities listed for trading on the New York Stock Exchange ("NYSE"); and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the Peer Group are weighted according to that member's stock market capitalization.

        The stock price performance shown on the graph below is not necessarily indicative of future price performance.

 Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and a Peer Group

	2009	2010	2011	2012	2013	2014
Reliance Steel & Aluminum Co.	$100.00	$119.30	$114.87	$148.74	$184.96	$152.48
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
Peer Group	100.00	135.51	120.87	173.11	233.77	170.68

Item 6.    Selected Financial Data

        We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2014 from our audited consolidated financial statements. You should read the information below with our Consolidated Financial Statements, including the notes related thereto, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except share and per share data)
Income Statement Data:
Net sales	$10,451.6	$9,223.8	$8,442.3	$8,134.7	$6,312.8
Cost of sales (exclusive of depreciation and amortization expenses included in operating expenses)	7,830.6	6,826.2	6,235.4	6,148.7	4,727.9

Gross profit(1)	2,621.0	2,397.6	2,206.9	1,986.0	1,584.9
Operating expenses(2)	2,003.6	1,845.7	1,547.7	1,413.2	1,224.2

Operating income	617.4	551.9	659.2	572.8	360.7
Other income (expense):
Interest expense	(81.9)	(77.5)	(58.4)	(59.8)	(61.2)
Other income (expense), net	10.8	3.9	8.6	(1.4)	(3.0)

Income before income taxes	546.3	478.3	609.4	511.6	296.5
Provision for income taxes	170.0	153.6	201.1	162.4	98.6

Net income	376.3	324.7	408.3	349.2	197.9
Less: Net income attributable to noncontrolling interests	4.8	3.1	4.8	5.4	3.5

Net income attributable to Reliance	$371.5	$321.6	$403.5	$343.8	$194.4

Earnings per Share:
Net income per share attributable to Reliance shareholders—diluted	$4.73	$4.14	$5.33	$4.58	$2.61
Net income per share attributable to Reliance shareholders—basic	$4.78	$4.19	$5.36	$4.60	$2.62
Weighted average common shares outstanding—diluted	78,615,939	77,646,192	75,694,212	75,041,753	74,472,380
Weighted average common shares outstanding—basic	77,682,943	76,844,912	75,216,955	74,767,988	74,230,452
Other Data:
Cash flow provided by operations	$356.0	$633.3	$601.9	$234.8	$214.1
Capital expenditures	190.4	168.0	214.0	156.4	111.4
Cash dividends per share	1.40	1.26	0.80	0.48	0.40
Balance Sheet Data (December 31):
Working capital	$2,458.3	$2,165.5	$1,699.2	$1,698.3	$1,192.3
Total assets	7,836.6	7,341.0	5,857.7	5,605.9	4,668.9
Long-term debt(3)	2,223.8	2,072.5	1,124.0	1,320.5	857.8
Reliance shareholders' equity	4,099.0	3,874.6	3,558.4	3,143.9	2,823.7

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

(2)
Operating expenses include warehouse, delivery, selling, general and administrative expenses, depreciation and amortization expense. In 2014, 2013, and 2012, operating expenses include various non-recurring charges, including impairment charges in 2013 and 2012.

(3)
Long-term debt includes the long-term portion of capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We achieved solid growth in 2014 with record sales of $10.45 billion, up 13.3% from $9.22 billion in 2013. Both demand and pricing were up compared to 2013, reflecting the slow, steady improvement in the U.S. industrial markets. We gained market share during the year with our same-store tons increasing 6.1% which significantly outpaced the 4.2% increase for the industry reported by the Metals Service Center Institute ("MSCI").

        Our average selling price increased steadily through the first nine months of 2014, but declined mainly for steel products during the fourth quarter. We faced increased competitive pressures throughout 2014 primarily due to historically high levels of import material coming into the U.S. market. The excess material in the market requires service centers to be more competitive in reducing prices to customers in order to move the inventory. Given the high import levels, domestic mill pricing for many carbon steel products was stronger than we had anticipated for most of the year due to the improved demand experienced by the mills in mid-2014. However, in late 2014, domestic mills began to reduce prices for many carbon steel products due to the continued high level of imports as well as declining raw material costs, most notably scrap. As a result of the very challenging pricing environment, our gross profit margin declined in 2014 as compared to 2013; however we were able to maintain our gross profit margin within our historical range of 25% to 27% due to our high levels of quality and customer service.

        We completed three acquisitions in 2014 with a combined transaction value of $248.1 million, which complemented our geographic footprint, end market diversification and product mix, adding high margin specialty products and processing services.

        We lowered our SG&A expense as a percent of sales in 2014 over 2013 mainly due to increasing our shipping rate at a higher level than increases in our costs. We settled our previously disclosed Texas antitrust litigation matter in the 2014 third quarter. Total charges related to this matter of $23.2 million were recorded during 2014. We also recorded significant gains on the sale of non-core real estate and the purchase of incremental ownership interests in a joint venture for a combined pre-tax income benefit of $24.1 million.

        Our cash flow from operations in 2014 declined from 2013 levels mainly due to the improved business environment in 2014 that required us to carry higher levels of working capital to service the higher demand levels of our customers as well as somewhat higher metals pricing. In 2014, we increased modestly our purchases of imported steel as compared to prior periods, which had a slight negative impact on our inventory turns because of longer lead times and larger quantity buys. However, we expect to improve our turn rate in 2015.

        As of December 31, 2014, our net debt-to-total capital ratio was 35.0%, up slightly from 34.3% as of December 31, 2013. We had significant liquidity as of December 31, 2014 with only $675 million outstanding on our $1.5 billion revolving credit facility.

        We invested $190.4 million in capital expenditures in 2014, with the majority related to growth activities. We increased our return of cash to shareholders in 2014, with an 11% increase in our full year cash dividends per share paid. We increased our quarterly dividend rate again in February 2015 to $0.40 per share of common stock; an increase of 14% from $0.35 per share. Our Board of Directors extended the existing share repurchase plan to December 31, 2017 and we repurchased approximately $50.0 million of our common stock in the 2014 fourth quarter, further reflecting our commitment to returning value to our shareholders.

        We believe that overall demand will continue to improve moderately in 2015 over 2014 levels, with the exception of the energy market. We have current capacity for meaningfully higher shipment levels in our existing cost structure. However, metal prices, especially for carbon steel products, have continued to decline in the 2015 first quarter. Given that we do not anticipate a reduction in the historically high levels of imports into the U.S. in the near term, we expect prices to continue to decline in the 2015 first quarter, which will reduce our margins and earnings during that period. We believe we have significantly higher earnings capacity when both the non-residential construction market shows more meaningful improvement and metals pricing increases from current levels. We believe that our exposure to diverse end markets, our broad product base, and our wide geographic footprint will allow us to provide less volatile earnings than many of our competitors.

        We will continue to focus on working capital management and maximizing profitability of our existing businesses. We expect strong cash flow from operations in 2015 that will allow us to continue our growth through both acquisitions and internal investment, as well as continued dividend payments to our shareholders and opportunistic share repurchases. Our operating and growth strategies have helped us achieve industry-leading operating results on a consistent basis and we remain confident in our ability to continue our track record of success going forward.

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

        In addition, when volume or pricing increases, our working capital (primarily accounts receivable and inventories) requirements typically increase, resulting in lower levels of cash flow from operations, which may also require us to increase our outstanding debt and incur higher interest expense. Conversely, when our customer demand falls, we typically generate stronger levels of cash flow from operations as our working capital needs decrease.

2014 Acquisitions

        On December 1, 2014, we acquired Fox Metals and Alloys, Inc. ("Fox"), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Since beginning operations in 1985, Fox has built a reputation for providing outstanding customer service and being a trusted supplier in the Houston/Gulf Coast region. Fox's in-house processing services include saw cutting, plate burning and testing. Net sales of Fox during the period from December 1, 2014 through December 31, 2014 were $4.2 million. Net sales of Fox during the twelve months ended December 31, 2013 were approximately $50.5 million and were not included in Reliance's consolidated financial results for 2013.

        On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services ("AMS"). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS during the period from August 1, 2014 through December 31, 2014 were $105.6 million. Net sales of AMS during the twelve months ended December 31, 2013 were approximately $280.0 million and were not included in Reliance's consolidated financial results for 2013.

        On August 1, 2014, we acquired Northern Illinois Steel Supply Co. ("NIS"), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. NIS focuses on customers requiring extensive fabrication services and/or critical delivery timelines with a large concentration in the energy and petrochemical sectors. Net sales of NIS during the period from August 1, 2014 through December 31, 2014 were $8.9 million. Net sales of NIS during the twelve months ended December 31, 2013 were approximately $20.0 million and were not included in Reliance's consolidated financial results for 2013.

2013 Acquisitions

        On November 1, 2013, we acquired Haskins Steel Co., Inc. ("Haskins Steel"), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the year ended December 31, 2014 were $29.5 million.

        On April 30, 2013, we acquired Travel Main Holdings, LLC ("Travel Main"), a real estate holding company with a portfolio of 18 real estate properties, all of which are leased by certain of our subsidiaries. The transaction value of $78.9 million included the assumption of $43.8 million of indebtedness.

        On April 12, 2013, we acquired Metals USA Holdings Corp. ("Metals USA"). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 43 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the year ended December 31, 2014 and during the period from April 13, 2013 through December 31, 2013 were $1.78 billion and $1.24 billion, respectively.

        On May 16, 2014, we sold Metals USA's non-core roofing business for net proceeds of approximately $26.2 million and recorded a pre-tax loss of approximately $1.1 million, which is included in other income, net. Net sales of Metals USA's non-core roofing business for the year ended December 31, 2014 and during the period from April 13, 2013 through December 31, 2013 were $9.6 million and $25.4 million, respectively.

Internal Growth Activities

        We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $190.4 million in 2014, with the majority of this spent on growth activities. This amount includes the purchase of three facilities that we previously leased, which will reduce our expenses. We added and upgraded processing equipment to enable us to provide higher quality services to our existing and potential customers.

Results of Operations

        The following table sets forth certain income statement data for each of the three years ended December 31 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	2014		2013		2012
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$10,451.6	100.0%	$9,223.8	100.0%	$8,442.3	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	7,830.6	74.9	6,826.2	74.0	6,235.4	73.9
Gross profit(1)	2,621.0	25.1	2,397.6	26.0	2,206.9	26.1
Warehouse, delivery, selling, general and administrative expense ("S,G&A")(2)	1,789.8	17.1	1,638.4	17.8	1,396.2	16.5
Depreciation expense	157.1	1.5	137.5	1.5	106.1	1.3
Amortization expense	56.7	0.5	54.9	0.6	42.9	0.5
Impairment of intangible asset	—	—	14.9	0.2	2.5	—

Operating income	$617.4	5.9%	$551.9	6.0%	$659.2	7.8%

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

(2)
S,G&A includes non-recurring charges related to our Texas anti-trust settlement of $23.2 million in 2014 and $5.4 million in 2013, non-recurring acquisition and other charges related to our 2014 and 2013 acquisitions of $0.9 million and $12.4 million, respectively, offset by a gains related to the sale of non-core real estate and other assets of $11.6 million in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales

	Year Ended December 31,
			Dollar Change	Percentage Change
	2014	2013
	(in millions)
Net sales	$10,451.6	$9,223.8	$1,227.8	13.3%
Net sales, same-store	$8,513.6	$7,981.7	$531.9	6.7%

	Year Ended December 31,
			Tons Change	Percentage Change
	2014	2013
	(in thousands)
Tons sold	6,086.9	5,388.8	698.1	13.0%
Tons sold, same-store	4,789.1	4,513.8	275.3	6.1%

	Year Ended December 31,
			Price Change	Percentage Change
	2014	2013
Average selling price per ton sold	$1,719	$1,712	$7	0.4%
Average selling price per ton sold, same-store	$1,780	$1,769	$11	0.6%

        Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2014 and 2013 acquisitions.

        Our 2014 sales of $10.45 billion were a record for us. Our consolidated sales and tons sold are higher in 2014 compared to 2013, mainly due to our acquisition of Metals USA in April of 2013. Metals USA contributed $1.78 billion of sales in 2014 compared to $1.24 billion of sales in 2013. In general, business activity in almost all of our end markets has improved somewhat in 2014 compared to 2013 as our same-store tons sold increased by 6.1%, which outpaced the industry data reported by the MSCI, which was up 4.2% in 2014. We believe our better than industry average performance reflects an increase in market share for Reliance.

        End markets that continued to perform well for us during 2014 compared to 2013 were auto, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Manufacturing also performed reasonably well. Our sales to the energy market (oil and gas) improved from 2013 levels through the nine months ended September 30, 2014, but began to decline in the 2014 fourth quarter as oil prices declined rapidly and our customers reduced spending. Non-residential construction, our largest end market, continued to improve modestly during 2014, albeit at significantly reduced demand levels from its peak in 2006.

        Since we primarily purchase and sell our inventories in the "spot" market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

        Our average selling price in 2014 was up 0.4% compared to 2013 given increased mill pricing for most products throughout the year, most notably carbon and stainless steel. Carbon steel prices were higher throughout most of the year because of strong demand for carbon steel products, mainly for those sold to the auto market, as well as an improvement in demand for non-residential construction products, especially for those projects sold directly by the mill (rather than through service centers). However, as we entered the fourth quarter of 2014, the normal seasonal slowdown, along with lower raw material prices, increased imports and a strong U.S. dollar put significant downward pressure on pricing for many steel products that has continued into the 2015 first quarter.

        Our major commodity selling prices changed in 2014 from 2013 levels as follows:

	Average Selling Price per Ton Sold	Same-store Average Selling Price per Ton Sold
	(percentage change)
Carbon steel	2.7%	2.6%
Aluminum	—%	(1.8)%
Stainless steel	1.0%	2.0%
Alloy	(1.6)%	(2.0)%

        As carbon steel sales represent approximately 54% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Cost of Sales

	Year Ended December 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Cost of sales	$7,830.6	74.9%	$6,826.2	74.0%	$1,004.4	14.7%

        The increase in cost of sales in 2014 compared to 2013 is mainly due to increases in our tons sold resulting from our 2014 and 2013 acquisitions and higher mill pricing for most of our products. See "Net Sales" above for trends in both demand and costs of our products.

        Our last-in, first-out ("LIFO") method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $54.5 million in 2014 compared to a credit, or income, of $50.2 million in 2013. Our LIFO inventory valuation reserve as of December 31, 2014 and 2013 was $143.1 million and $88.6 million, respectively. Higher metal costs in our inventory as of December 31, 2014 as compared to December 31, 2013 resulted in LIFO expense in 2014.

Gross Profit

	Year Ended December 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit	$2,621.0	25.1%	$2,397.6	26.0%	$223.4	9.3%

        The increase in our gross profit is primarily due to the contribution from our 2014 and 2013 acquisitions. See "Net Sales" and "Cost of Sales" for discussion on product pricing trends and our LIFO valuation reserve adjustments, respectively.

        The high levels of import material in the U.S. along with uncertainty due to metal price volatility resulted in a competitive pricing environment in 2014, negatively impacting our gross profit margins.

Expenses

	Year Ended December 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense	$1,789.8	17.1%	$1,638.4	17.8%	$151.4	9.2%
S,G&A expense, same-store	$1,479.3	17.4%	$1,428.1	17.9%	$51.2	3.6%
Depreciation & amortization expense	$213.8	2.0%	$192.4	2.1%	$21.4	11.1%
Impairment of intangible asset	$—	—%	$14.9	0.2%	$(14.9)	(100.0)%

        Same-store amounts exclude the results of our 2014 and 2013 acquisitions.

        Our expenses increased mainly due to the additional expenses relating to our 2013 acquisition of Metals USA. Our S,G&A expense as a percent of net sales decreased mainly due to higher volume and pricing in 2014. Our 2014 same-store S,G&A expenses increased at a lower rate than our increases in tons sold, as we leverage our existing cost structure to support higher volume.

        The increase in depreciation and amortization expense was mainly due to our 2013 acquisition of Metals USA and depreciation expense from our recent capital expenditures.

        We recorded an impairment charge of $14.9 million related to one of our trade name intangibles for the year ended December 31, 2013. The 2013 impairment charge resulted from combining two of our operations to more efficiently service our customers in their markets, with the trade name associated with one of the operations no longer being used.

Operating Income

	Year Ended December 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Operating income	$617.4	5.9%	$551.9	6.0%	$65.5	11.9%

        Our operating income was higher in 2014 compared to 2013 due primarily to the contributions of our 2014 and 2013 acquisitions and gross profit contributions from improved same-store sales in 2014.

Other Income (Expense)

	Year Ended December 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Interest	$(81.9)	(0.8)%	$(77.5)	(0.8)%	$(4.4)	5.7%
Other income, net	$10.8	0.1%	$3.9	—%	$6.9	176.9%

        Interest expense increased in 2014 compared to 2013 primarily due to our $500.0 million senior notes offering to fund our $1.25 billion acquisition of Metals USA in April 2013. See discussion in the "Liquidity and Capital Resources" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The change in other income, net in 2014 compared to 2013 was primarily due to an $11.4 million gain relating to our acquisition of Acero Prime S. de R.L. de C.V. ("Acero Prime") achieved in stages offset by fewer redemptions of life insurance policies in 2014. For further discussion of our acquisition of Acero Prime, see Note 3 of the Notes to Consolidated Financial Statements.

Income Tax Rate

        Our effective income tax rate in 2014 was 31.1% compared to our 2013 rate of 32.1%. The decrease in our income tax rate was mainly due to higher foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35% and increased domestic production activities deductions in 2014 as compared to 2013.

Net Income

	Year Ended December 31,
	2014		2013
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Net income attributable to Reliance	$371.5	3.6%	$321.6	3.5%	$49.9	15.5%

        The increase in our net income was primarily the result of higher operating income levels in 2014. The slightly lower effective income tax rate in 2014 further contributed to the increase in our net income from 2013.

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

        Our consolidated sales and tons sold were up significantly in 2013 compared to 2012, mainly due to our acquisition of Metals USA in April of 2013. Metals USA contributed $1.24 billion of net sales in 2013. In general, business activity in most all of our end markets was flat in 2013 compared to 2012 as our same-store tons sold increased by only 0.9% in 2013 compared to 2012, consistent with industry data reported by the MSCI, which was up 0.3% during the same period. One end market that grew for us in 2013 as compared to 2012 was auto, primarily through our toll processing businesses in the U.S. and Mexico. Our other major industries that performed reasonably well were aerospace and farm equipment. The energy (oil and gas) market, although down from 2012 and 2011 levels, was one of our strongest. Non-residential construction, our largest end market, exhibited slight improvement, although at significantly reduced demand levels from its peak in 2006.

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

        Our inventory LIFO valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $50.2 million in 2013 compared to a credit, or income, of $64.1 million in 2012. Our inventory LIFO valuation reserve as of December 31, 2013 and 2012 was $88.6 million and $138.8 million, respectively. Lower metal costs across all our major products in 2013 as compared to December 31, 2012 levels resulted in LIFO income.

Gross Profit

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Gross profit	$2,397.6	26.0%	$2,206.9	26.1%	$190.7	8.6%

        The increase in our gross profit is primarily due to the contribution from our acquisition of Metals USA on April 12, 2013 offsetting the impact of the overall decline in our selling prices. See "Net Sales" and "Cost of Sales" for discussion on product pricing trends and our LIFO valuation reserve adjustments, respectively.

        Our gross profit margin was consistent and in our historical range of 25% to 27%. Our local managers were able to maintain margins in a declining price environment by providing high quality products and customer service.

Expenses

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
S,G&A expense	$1,638.4	17.8%	$1,396.2	16.5%	$242.2	17.3%
Depreciation & amortization expense	$192.4	2.1%	$149.0	1.8%	$43.4	29.1%
Impairment of intangible asset	$14.9	0.2%	$2.5	—%	$12.4	496.0%

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

Other Income and Expense

	Year Ended December 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales	Dollar Change	Percentage Change
	(dollars in millions)
Interest	$(77.5)	(0.8)%	$(58.4)	(0.7)%	$(19.1)	32.7%
Other income (expense), net	$3.9	—%	$8.6	0.1%	$(4.7)	(54.7)%

        Interest expense increased in 2013 compared to 2012 primarily due to additional borrowings to fund our $1.25 billion acquisition of Metals USA in April 2013, including our new $500.0 million 4.5% senior notes. See discussion in the "Liquidity and Capital Resources" section below.

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

Liquidity and Capital Resources

Operating Activities

        Net cash provided by operating activities was $356.0 million in 2014 compared to $633.3 million in 2013. The decrease of $277.3 million was mainly due to a larger working capital (primarily accounts receivable and inventories) investment in 2014 due to an improved demand environment compared to 2013 as well as increases in metal pricing during 2014. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At December 31, 2014, our days sales outstanding rate was approximately 41.4 days compared to 41.3 days at December 31, 2013. Our inventory turn rate (based on dollars) during 2014 was about 4.1 times (or 2.9 months on hand), compared to our 2013 rate of 4.2 times (or 2.9 months on hand).

Investing Activities

        Net cash used in investing activities of $365.0 million was mainly comprised of our acquisitions and capital expenditures offset by net proceeds of $26.2 million from the sale of Metals USA's non-core roofing business. We spent $208.2 million, net of cash acquired for acquisitions in 2014 compared to $821.1 million in 2013. Capital expenditures were $190.4 million in 2014 compared to $168.0 million in 2013.

Financing Activities

        Our net cash provided by financing activities of $33.0 million in 2014 was mainly comprised of net borrowings and proceeds received from the exercise of employee stock options offset by increased dividend payments to our shareholders and share repurchases. Net borrowings in 2014 were $168.5 million compared to $370.4 million in 2013. We paid dividends to our shareholders of $108.7 million in 2014, an increase of $11.8 million from 2013, due to increases in our regular quarterly dividend rate. Proceeds from exercises of stock options were $28.8 million in 2014, a decrease from $70.1 million in 2013.

        Our Board of Directors increased the quarterly dividend to $0.35 from $0.33 per share of common stock in February 2014. On February 17, 2015, our Board of Directors declared the 2015 first quarter regular cash dividend of $0.40 per share of common stock, an increase of 14% from $0.35 per share. We have increased our dividend 22 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 55 consecutive years.

        On October 21, 2014, our Board of Directors extended our share repurchase plan to December 31, 2017. In October 2014, we repurchased approximately 759,800 shares of our common stock at an average cost of $65.80 per share for approximately $50.0 million through open market purchases. As of December 31, 2014, approximately 7.1 million shares, or 9% of our outstanding shares, remain available for repurchase under the plan. We did not repurchase any of our common stock in 2013 or 2012.

Liquidity

        Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion unsecured revolving credit facility. Our total outstanding debt at December 31, 2014 was $2.32 billion, up from $2.11 billion at December 31, 2013. At December 31, 2014, we had $675.0 million in outstanding borrowings and $765.8 available on our revolving credit facility. As of December 31, 2014, our net debt-to-total-capital ratio was 35.0%, up from 34.3% as of December 31, 2013.

        On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (the "Credit Agreement") with 26 banks as lenders. The Credit Agreement amended and extended our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, stock repurchases, internal growth initiatives and acquisitions.

        Other revolving credit facilities with a combined credit limit of approximately $83.3 million are in place for operations in Asia and Europe with combined outstanding balances of $48.3 million and $9.5 million as of December 31, 2014 and December 31, 2013, respectively.

Capital Resources

        On November 20, 2006, we entered into an indenture (the "2006 Indenture"), for the issuance of $600.0 million of unsecured debt securities. The notes were issued in two tranches: (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016; and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

        In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.5 million as of December 31, 2014 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $41.8 million as of December 31, 2014. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

        Our net debt-to-total capital ratio was 35.0% at December 31, 2014; up slightly from 34.3% at December 31, 2013 (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance shareholders' equity plus total debt, net of cash).

        As of December 31, 2014, we had $585.3 million in principal amount of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018. We are confident that we will be able to fund our debt obligations as well as our working capital, capital expenditure, dividend, share repurchase, growth and other needs with a combination of cash flow from operations, borrowings on our revolving credit facility, and raising additional funds in the bank or capital markets, as appropriate. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise. Our investment grade credit rating enhances our ability to effectively raise funding, if needed.

Covenants

        Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended December 31, 2014 was approximately 7.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of December 31, 2014 calculated in accordance with the terms of the Credit Agreement was 36.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders' equity plus total debt).

        Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 89% of our total consolidated EBITDA for the last twelve months and approximately 85% of total consolidated tangible assets as of December 31, 2014.

        We were in compliance with all debt covenants as of December 31, 2014.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        As of December 31, 2014 and 2013, we were contingently liable under standby letters of credit in the aggregate amounts of $59.2 million. The letters of credit are related to insurance policies, construction projects, and outstanding bonds.

Contractual Obligations and Other Commitments

        The following table summarizes our contractual obligations as of December 31, 2014. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-Term Debt Obligations	$2,319.1	$93.9	$491.4	$974.9	$758.9
Estimated Interest on Long-Term Debt(1)	644.9	77.0	122.8	82.1	363.0
Operating Lease Obligations	250.0	65.8	94.7	57.1	32.4
Purchase Obligations—Other(2)	125.0	91.3	29.4	3.8	0.5
Other Long-Term Liabilities
Reflected on the Balance Sheet under GAAP(3)	60.4	7.6	25.0	9.7	18.1

Total	$3,399.4	$335.6	$763.3	$1,127.6	$1,172.9

(1)
Interest is estimated using applicable rates as of December 31, 2014 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $675 million is assumed to remain unchanged until its maturity date in April 2018.

(2)
The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments.

(3)
Includes the estimated benefit payments for the next ten years for various long-term retirement plans. For qualified defined benefit plans we have only included the estimated employer contribution amounts for 2015 as funding projections beyond 2015 are not practical to estimate. We have excluded deferred income taxes of $692.9 million, long-term tax contingencies of $20.2 million and other long-term liabilities of $8.3 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

        Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding on our Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods. In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. Therefore, agreements for the purchase of goods and services are not included in the table above except for certain purchases where we have significant lead times or corresponding long-term sales commitments.

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

Seasonality

        Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. As a result of our geographic, product and customer diversity our overall operations have not shown any material seasonal trends. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

        We have one operating segment and also one reporting unit for goodwill impairment purposes. There was no change in our reportable segments; we have one reportable segment, metals service centers.

        Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.74 billion as of December 31, 2014, or approximately 22% of total assets or 42% of Reliance shareholders' equity. Additionally, other intangible assets, net amounted to $1.24 billion at December 31, 2014, or approximately 16% of total assets or 30% of Reliance shareholders' equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to accounts receivable, inventories, income taxes, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

  Inventories

          A significant portion of our inventory is valued using LIFO. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in our cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels. At December 31, 2014, cost on the first-in, first-out ("FIFO") method exceeded our LIFO value of inventories by $143.1 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. Furthermore, considering that our current inventory values as reflected in our financial statements on a LIFO basis are significantly below FIFO costs, valuation of our inventories at the lower of cost or market is also not subject to significant estimates or judgments.

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

  Long-Lived Assets—Goodwill and Indefinite-Lived Intangible Assets

          We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products or end markets, reductions in our future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, as necessary. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist for the years ended December 31, 2014, 2013 or 2012. We recognized impairment losses of $14.9 million and $2.5 million related to one of our trade name intangible assets for the years ended December 31, 2013 and 2012, respectively. No impairment of intangible assets with indefinite lives was recognized for the year ended December 31, 2014.

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

Commodity price risk

        Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., and foreign currency rates. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the "spot" market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pre-tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre-tax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pre-tax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels, which historically have been in the 25% to 27% range.

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

        Total foreign currency transaction gains and losses impacting earnings were as follows: $3.1 million of gains in 2014, $2.6 million of losses in 2013 and $1.7 million of gains in 2012.

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

        Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. As of December 31, 2014, our total variable interest rate debt outstanding amounted to approximately $1.18 billion, which was primarily comprised of the borrowings on our revolving credit facility of $675.0 million and term loan of $442.5 million. A hypothetical 1% increase in interest rates on $1.18 billion of debt would result in approximately $11.8 million of additional interest expense on an annual basis.

Item 8.    Financial Statements and Supplementary Data

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

        We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of Reliance Steel & Aluminum Co.'s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 26, 2015

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$106.2	$83.6
Accounts receivable, less allowance for doubtful accounts of $18.3 at December 31, 2014 and $18.9 at December 31, 2013	1,144.6	983.5
Inventories	1,752.1	1,540.0
Prepaid expenses and other current assets	71.8	59.0
Income taxes receivable	—	33.9
Deferred income taxes	46.4	38.9

Total current assets	3,121.1	2,738.9
Property, plant and equipment:
Land	197.5	191.7
Buildings	983.2	934.6
Machinery and equipment	1,479.8	1,350.3
Accumulated depreciation	(1,004.1)	(872.7)

	1,656.4	1,603.9
Goodwill	1,736.4	1,691.6
Intangible assets, net	1,241.6	1,213.8
Cash surrender value of life insurance policies, net	46.4	45.4
Investments in unconsolidated entities	5.4	14.1
Other assets	29.3	33.3

Total assets	$7,836.6	$7,341.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$286.5	$280.3
Accrued expenses	98.2	91.1
Accrued compensation and retirement costs	128.4	119.5
Accrued insurance costs	46.6	46.0
Current maturities of long-term debt and short-term borrowings	93.9	36.5
Income taxes payable	9.2	—

Total current liabilities	662.8	573.4
Long-term debt	2,222.3	2,072.5
Long-term retirement costs	102.2	84.0
Other long-term liabilities	28.5	35.9
Deferred income taxes	692.9	690.8
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares—5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares—200,000,000
Issued and outstanding shares—77,337,251 at December 31, 2014 and 77,492,017 at December 31, 2013, stated capital	819.4	818.3
Retained earnings	3,328.5	3,063.0
Accumulated other comprehensive loss	(48.9)	(6.7)

Total Reliance shareholders' equity	4,099.0	3,874.6
Noncontrolling interests	28.9	9.8

Total equity	4,127.9	3,884.4

Total liabilities and equity	$7,836.6	$7,341.0

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$10,451.6	$9,223.8	$8,442.3
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,830.6	6,826.2	6,235.4
Warehouse, delivery, selling, general and administrative	1,789.8	1,638.4	1,396.2
Depreciation and amortization	213.8	192.4	149.0
Impairment of intangible asset	—	14.9	2.5

	9,834.2	8,671.9	7,783.1
Operating income	617.4	551.9	659.2
Other income (expense):
Interest	(81.9)	(77.5)	(58.4)
Other income, net	10.8	3.9	8.6

Income before income taxes	546.3	478.3	609.4
Income tax provision	170.0	153.6	201.1

Net income	376.3	324.7	408.3
Less: Net income attributable to noncontrolling interests	4.8	3.1	4.8

Net income attributable to Reliance	$371.5	$321.6	$403.5

Earnings per share:
Diluted earnings per common share attributable to Reliance shareholders	$4.73	$4.14	$5.33

Basic earnings per common share attributable to Reliance shareholders	$4.78	$4.19	$5.36

Cash dividends per share	$1.40	$1.26	$0.80

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$376.3	$324.7	$408.3
Other comprehensive income (loss) :
Foreign currency translation (loss) gain	(26.4)	(17.8)	10.6
Unrealized gain on investments, net of tax	0.2	0.4	0.2
Pension and postretirement benefit adjustments, net of tax	(16.0)	12.2	(3.5)

Total other comprehensive (loss) income	(42.2)	(5.2)	7.3

Comprehensive income	334.1	319.5	415.6
Less: comprehensive income attributable to noncontrolling interests	4.8	3.1	4.8

Comprehensive income attributable to Reliance	$329.3	$316.4	$410.8

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share and per share amounts)

	Reliance Shareholders' Equity
	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Retained Earnings		Non- controlling Interests
	Shares	Amount				Total
Balance at January 1, 2012	75,007,694	$657.1	$2,495.6	$(8.8)	$8.1	$3,152.0
Net income	—	—	403.5	—	4.8	408.3
Other comprehensive income	—	—	—	7.3	—	7.3
Noncontrolling interests purchased	—	—	—	—	(0.8)	(0.8)
Payments to noncontrolling interest holder	—	—	—	—	(3.1)	(3.1)
Share-based compensation	16,842	23.0	—	—	—	23.0
Stock options exercised	1,018,010	42.1	—	—	—	42.1
Share-based compensation tax deficit	—	—	(1.2)	—	—	(1.2)
Cash dividends—$0.80 per share	—	—	(60.2)	—	—	(60.2)

Balance at December 31, 2012	76,042,546	722.2	2,837.7	(1.5)	9.0	3,567.4
Net income	—	—	321.6	—	3.1	324.7
Other comprehensive loss	—	—	—	(5.2)	—	(5.2)
Payments to noncontrolling interest holders	—	—	—	—	(2.3)	(2.3)
Share-based compensation	12,418	26.0	—	—	—	26.0
Stock options exercised	1,437,053	70.1	—	—	—	70.1
Share-based compensation tax benefit	—	—	0.6	—	—	0.6
Cash dividends—$1.26 per share	—	—	(96.9)	—	—	(96.9)

Balance at December 31, 2013	77,492,017	818.3	3,063.0	(6.7)	9.8	3,884.4
Net income	—	—	371.5	—	4.8	376.3
Other comprehensive loss	—	—	—	(42.2)	—	(42.2)
Consolidation of joint venture	—	—	—	—	22.6	22.6
Noncontrolling interest purchased	—	—			(4.2)	(4.2)
Payments to noncontrolling interest holders	—	—	—	—	(4.1)	(4.1)
Share-based compensation	11,830	22.3	—	—	—	22.3
Stock options exercised	593,204	28.8	—	—	—	28.8
Repurchase of common shares	(759,800)	(50.0)				(50.0)
Share-based compensation tax benefit	—	—	2.7	—	—	2.7
Cash dividends—$1.40 per share	—	—	(108.7)	—	—	(108.7)

Balance at December 31, 2014	77,337,251	$819.4	$3,328.5	$(48.9)	$28.9	$4,127.9

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$376.3	$324.7	$408.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	213.8	192.4	149.0
Impairment of intangible asset	—	14.9	2.5
Deferred income tax (benefit) provision	(18.2)	3.1	2.8
(Gain) loss on sales of property, plant and equipment	(12.9)	0.7	(2.9)
Equity in earnings of unconsolidated entities	(2.2)	(2.3)	(2.2)
Dividends received from unconsolidated entity	0.9	3.9	2.9
Share-based compensation expense	22.8	26.0	23.0
Other	(3.6)	(0.4)	4.4
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(97.2)	25.4	123.1
Inventories	(131.0)	111.9	(1.3)
Prepaid expenses and other assets	31.5	(17.3)	(18.9)
Accounts payable and other liabilities	(24.2)	(49.7)	(88.8)

Net cash provided by operating activities	356.0	633.3	601.9
Investing activities:
Purchases of property, plant and equipment	(190.4)	(168.0)	(214.0)
Acquisitions, net of cash acquired	(208.2)	(821.1)	(166.9)
Proceeds from sale of businesses, net	26.2	11.9	8.2
Other	7.4	(1.8)	(9.0)

Net cash used in investing activities	(365.0)	(979.0)	(381.7)
Financing activities:
Net short-term debt borrowings (repayments)	1.7	(473.0)	(63.2)
Proceeds from long-term debt borrowings	719.0	2,297.9	641.0
Principal payments on long-term debt	(552.2)	(1,454.5)	(763.0)
Debt issuance costs	—	(10.3)	—
Dividends paid	(108.7)	(96.9)	(60.2)
Exercise of stock options	28.8	70.1	42.1
Share repurchases	(50.0)	—	—
Other	(5.6)	(1.2)	(4.3)

Net cash provided by (used in) financing activities	33.0	332.1	(207.6)
Effect of exchange rate changes on cash	(1.4)	(0.4)	0.4

Increase (decrease) in cash and cash equivalents	22.6	(14.0)	13.0
Cash and cash equivalents at beginning of year	83.6	97.6	84.6

Cash and cash equivalents at end of year	$106.2	$83.6	$97.6

Supplemental cash flow information:
Interest paid during the year	$82.4	$74.2	$58.7
Income taxes paid during the year, net	$134.2	$161.4	$245.7
Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$39.2	$529.9	$59.4

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Business

        We operate a metals service center network of more than 300 locations in 39 states in the U.S. and in 12 other countries (Australia, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, Turkey, the U.A.E. and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business as a metals service center operator.

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

December 31, 2014

Note 1. Summary of Significant Accounting Policies (Continued)

than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us, or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our $1.1 billion publicly traded senior unsecured notes. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2014 and 2013, were approximately $1.16 billion and $1.14 billion, respectively, compared to their carrying value of approximately $1.10 billion as of the end of each period. These estimated fair values are based on Level 2 inputs.

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

December 31, 2014

Note 1. Summary of Significant Accounting Policies (Continued)

        Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We recognized impairment losses of $14.9 million and $2.5 million related to one of our trade name intangible assets for the years ended December 31, 2013 and 2012, respectively. No impairment of intangible assets with indefinite lives was determined to exist for the year ended December 31, 2014.

        We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived asset related impairment losses recognized during the years ended December 31, 2014, 2013 and 2012 were not significant.

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

        Shipping and handling charges to our customers are included in Net sales. Costs incurred in connection with shipping and handling our products that are performed by third-party carriers and costs incurred by our personnel are typically included in operating expenses. For the years ended December 31, 2014, 2013 and 2012, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were approximately $312.6 million, $284.8 million, and $236.3 million, respectively.

Share-Based Compensation

        All of our share-based compensation plans are considered equity plans. We calculate the fair value of stock option awards on the date of the grant based on the closing market price of our common stock, using a Black-Scholes option-pricing model. The fair value of restricted stock grants is determined based on the fair value of our common stock on the day of the grant. The fair value of stock option and restricted stock awards is expensed on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The share-based compensation expense recorded was $22.8 million, $26.0 million, and $23.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

Environmental Remediation Costs

        We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 1. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        We file a consolidated U.S. federal income tax return with our wholly owned domestic subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date of the change. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. We evaluate on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

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

Foreign Currencies

        The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other income, net caption and amounted to a net gain of $3.1 million for the year ended December 31 2014, a net loss of $2.6 million for the year ended December 31, 2013 and a net gain of $1.7 million for the year ended December 31, 2012.

Impact of Recently Issued Accounting Standards—Adopted

        Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity —In April 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance for reporting discontinued operations and disposals of components of an entity. The new guidance limits discontinued operations reporting to those disposals which represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The updated guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The new accounting guidance is effective for disposals that occur during fiscal years that begin after December 15, 2014. Early adoption of the new accounting guidance is permitted and we adopted the new guidance during the nine months ended September 30, 2014

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 1. Summary of Significant Accounting Policies (Continued)

and applied it to our sale of Metals USA's non-core roofing business in May 2014. The adoption of these changes did not have a material impact on our consolidated financial statements.

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

        Intangible Assets Impairment—On October 1, 2012, we adopted changes issued by the FASB related to testing of indefinite-lived intangible assets for impairment. The new guidance allows companies the option to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets are impaired and whether it is necessary to perform a quantitative impairment test. The adoption of these changes did not have a material impact on our consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2. Acquisitions

2014 Acquisitions

        On December 1, 2014, we acquired Fox Metals and Alloys, Inc. ("Fox"), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox's in-house processing services include saw cutting, plate burning and testing. Net sales of Fox during the period from December 1, 2014 through December 31, 2014 were $4.2 million.

        On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services ("AMS"). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS during the period from August 1, 2014 through December 31, 2014 were $105.6 million.

        On August 1, 2014, we acquired Northern Illinois Steel Supply Co. ("NIS"), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS during the period from August 1, 2014 through December 31, 2014 were $8.9 million.

        We funded these acquisitions with borrowings on our revolving credit facility and cash on hand.

        The preliminary allocation of the total purchase price of our 2014 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.6
Accounts receivable	67.1
Inventories	89.2
Property, plant and equipment	23.0
Goodwill	51.3
Intangible assets subject to amortization	37.5
Intangible assets not subject to amortization	39.0
Other current and long-term assets	1.5

Total assets acquired	310.2

Deferred taxes	9.0
Current and long-term debt	39.2
Other current and long-term liabilities	53.1

Total liabilities assumed	101.3

Net assets acquired	$208.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2. Acquisitions (Continued)

2013 Acquisitions

        On November 1, 2013, through our wholly-owned subsidiary American Metals Corporation, we acquired Haskins Steel Co., Inc. ("Haskins Steel"), located in Spokane, Washington. Founded in 1955, Haskins Steel processes and distributes primarily carbon steel and aluminum products of various shapes and sizes to a diverse customer base in the Pacific Northwest. Their in-house processing capabilities include shearing, sawing, burning and forming. Net sales of Haskins Steel for the year ended December 31, 2014 were $29.5 million.

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

        On April 12, 2013, we acquired Metals USA Holdings Corp. ("Metals USA"). Metals USA is one of the largest metals service center businesses in the United States and a leading provider of value-added processed aluminum, brass, copper, carbon steel, stainless steel, manufactured metal components and inventory management services. Metals USA sells its products and services to a diverse customer base and broad range of end markets, including the aerospace, auto, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, energy and oilfield service industries, among several others. This acquisition added a total of 43 service centers strategically located throughout the United States to our existing operations and complements our existing customer base, product mix and geographic footprint. Net sales of Metals USA for the year ended December 31, 2014 and during the period from April 13, 2013 through December 31, 2013 were $1.78 billion and $1.24 billion, respectively. On May 16, 2014, we sold Metals USA's non-core roofing business for net proceeds of approximately $26.2 million and recorded a pre-tax loss of approximately $1.1 million, which is included in other income, net. Net sales of Metals USA's non-core roofing business for the year ended December 31, 2014 and during the period from April 13, 2013 through December 31, 2013 were $9.6 million and $25.4 million, respectively.

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

December 31, 2014

Note 2. Acquisitions (Continued)

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

2012 Acquisitions

        On October 1, 2012, through our wholly owned subsidiary Feralloy Corporation ("Feralloy"), we acquired GH Metal Solutions, Inc. (formerly known as The Gas House, Inc.) ("GH"), a value added processor and fabricator of carbon steel products located in Fort Payne, Alabama that will allow Feralloy to better serve the increasing demands of its diverse customer base. GH operates as a wholly owned subsidiary of Feralloy and had net sales of $64.5 million for the year ended December 31, 2014.

        On October 1, 2012, we acquired Sunbelt Steel Texas, LLC ("Sunbelt"), a value added distributor of special alloy steel bar and heavy-wall tubing products to the oil and gas industry, headquartered in Houston, Texas with an additional location in Lafayette, Louisiana. Sunbelt had net sales of $48.0 million for the year ended December 31, 2014.

        On July 6, 2012, we acquired substantially all of the assets of Airport Metals (Australia) Pty Ltd., a subsidiary of Samuel Son & Co., Limited, through our wholly-owned subsidiary Bralco Metals (Australia) Pty Ltd. ("Airport Metals"). Airport Metals, based in Melbourne, operates as a stocking distributor of aircraft materials and supplies. Airport Metals had net sales of $2.4 million for the year ended December 31, 2014.

        On April, 27, 2012, through our wholly owned subsidiary Precision Strip, Inc. ("PSI"), we acquired the assets of the Worthington Steel Vonore, Tennessee plant, a processing facility owned by Worthington Industries, Inc. The Vonore plant operates as a PSI location, which processes and delivers carbon steel, aluminum and stainless steel products on a "toll" basis, processing the metal for a fee without taking ownership of the metal. The Vonore location had net sales of $2.6 million for the year ended December 31, 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2. Acquisitions (Continued)

        On April 3, 2012, we acquired National Specialty Alloys, LLC ("NSA"), a global specialty alloy processor and distributor of premium stainless steel and nickel alloy bars and shapes, headquartered in Houston, Texas with additional locations in Anaheim, California; Buford, Georgia; Tulsa, Oklahoma and Mexico City, Mexico. NSA had net sales of $78.0 million for the year ended December 31, 2014.

        On February 1, 2012, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired McKey Perforating Co., Inc. ("McKey"), headquartered in New Berlin, Wisconsin and its subsidiary, McKey Perforated Products Co., Inc., located in Manchester, Tennessee. McKey provides a full range of metal perforating and fabrication services to customers located primarily in the U.S. The McKey businesses now operate as divisions of Diamond Manufacturing Company. McKey had net sales of $19.6 million for the year ended December 31, 2014.

        The combined transaction value of our 2012 acquisitions was $226.5 million, which included the assumption and repayment of $59.4 million of debt. We funded these acquisitions with borrowings on our revolving credit facility.

        The allocation of the total purchase price of our 2012 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

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

Summary purchase price allocation information for all acquisitions

        All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition's purchase price as of December 31, 2014 or 2013, as applicable. The purchase price allocations for the 2014 acquisitions are

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 2. Acquisitions (Continued)

preliminary and are pending the completion of various pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

        As part of the purchase price allocations of the 2014, 2013 and 2012 acquisitions, $39.0 million, $206.8 million and $37.9 million, respectively, were allocated to the trade names acquired. We determined that substantially all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for 2014, 2013 and 2012 acquisitions of $37.3 million, $135.3 million and $44.3 million, respectively, with weighted average lives of 13.6, 12.5 and 10.0 years, respectively. The goodwill arising from our 2014, 2013, and 2012 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Tax deductible goodwill from our 2014, 2013 and 2012 acquisitions amounted to $20.3 million, $107.7 million, and $30.3 million, respectively. Tax deductible goodwill related to our sale of Metals USA's non-core roofing business was $17.2 million. Total tax deductible goodwill amounted to approximately $558.6 million as of December 31, 2014.

Note 3. Joint Ventures and Noncontrolling Interests

        The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when the ownership interest is greater than 50%.

        We have two joint venture arrangements with noncontrolling interests: Oregon Feralloy Partners LLC (40%-owned) and Eagle Steel Products, Inc. (45%-owned). In April 2013, through our acquisition of Metals USA, we acquired a 45%-owned interest in Eagle Steel Products, Inc. These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Investments in unconsolidated entities caption of the balance sheet. Equity in earnings of these entities and related distribution of earnings have not been material to our results of operations or cash flows.

        Operations that are majority owned by us are as follows: Acero Prime S. de R.L. de C.V. (60%-owned), Feralloy Processing Company (51%-owned), FP Structural Solutions (70%-owned), Indiana Pickling and Processing Company (56%-owned), and Valex Corp. (97%-owned), and its operations in the People's Republic of China and in South Korea, in which Valex Corp. has 92% and 94% ownership, respectively. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying statements of income.

        On October 1, 2014, we acquired a controlling interest in our joint venture partnership Acero Prime S. de R.L. de C.V. ("Acero Prime"), a toll processor in Mexico, and subsequently purchased additional interests on November 3, 2014, which, together, increased our ownership from 40% to 60%. Concurrent with this acquisition achieved in stages, we recognized an $11.4 million gain on our previously held equity interest remeasured at fair value. The allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed included $57.6 million of total assets and noncontrolling interest of $22.6 million. Net sales of Acero Prime during the period from October 1, 2014 through December 31, 2014 were $7.0 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 4. Inventories

        Our inventories are primarily stated on the last-in, first-out ("LIFO") method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. As of December 31, 2014 and 2013, cost on the first-in, first-out ("FIFO") method exceeded the LIFO value of inventories by $143.1 million and $88.6 million, respectively. Inventories of $305.9 million and $206.8 million as of December 31, 2014 and 2013, respectively, were stated on the FIFO method, which is not in excess of market.

        Cost increases in 2014 for the majority of our products were the primary cause of the $54.5 million increase in the LIFO valuation reserve, which increased cost of sales. Cost decreases in 2013 and 2012 for the majority of our products were the primary cause of the $50.2 million and $64.1 million reductions in the LIFO valuation reserve, respectively, which lowered cost of sales. There were insignificant liquidations of LIFO inventory quantities in 2014, 2013 and 2012.

Note 5. Goodwill

        The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at January 1, 2012	$1,244.3
Acquisitions	68.0
Effect of foreign currency translation	2.3

Balance at December 31, 2012	1,314.6
Acquisitions	382.4
Effect of foreign currency translation	(5.4)

Balance at December 31, 2013	1,691.6
Acquisitions	51.3
Consolidation of a joint venture entity	15.2
Purchase price allocation adjustments	2.1
Sale of business	(17.1)
Effect of foreign currency translation	(6.7)

Balance at December 31, 2014	$1,736.4

        We had no accumulated impairment losses related to goodwill at December 31, 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 6. Intangible Assets, net

        Intangible assets, net, consisted of the following:

		December 31, 2014		December 31, 2013
	Weighted Average Amortizable Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.3	$2.3	$(1.7)	$8.0	$(7.3)
Loan fees	3.8	41.5	(27.3)	41.5	(24.1)
Customer lists/relationships	14.3	694.7	(249.3)	654.3	(200.6)
Software—internal use	10.0	8.1	(7.1)	8.1	(6.3)
Other	5.2	7.2	(4.5)	7.4	(2.7)

		753.8	(289.9)	719.3	(241.0)
Intangible assets not subject to amortization:
Trade names		777.7	—	735.5	—

		$1,531.5	$(289.9)	$1,454.8	$(241.0)

        Intangible assets recorded in connection with our 2014 acquisitions and consolidation of a joint venture entity were approximately $92.6 million. Foreign currency translation losses related to intangible assets, net, in 2014 were approximately $8.1 million. Impairment losses of $14.9 million were recognized during the year ended December 31, 2013 related to one of our trade names. No impairment losses were recognized during the year ended December 31, 2014.

        Amortization expense for intangible assets amounted to approximately $56.7 million, $54.9 million and $45.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2015	$57.1
2016	55.4
2017	50.9
2018	44.8
2019	44.0

Note 7. Cash Surrender Value of Life Insurance Policies, net

        The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $46.4 million and $45.4 million as of December 31, 2014 and 2013, respectively.

        Our wholly owned subsidiary, Earle M. Jorgensen Company ("EMJ"), is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 7. Cash Surrender Value of Life Insurance Policies, net (Continued)

current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ's former employee stock ownership plan and shares held individually by employees upon the termination of their employment. We are also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.

        Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by investment income earned under the policies and decreases by the amount of cost of insurance charges, investment losses and interest on policy loans, as applicable.

        Income earned on all of our life insurance policies is recorded in the Other income, net caption in the accompanying statements of income (see Note 13).

        Annually, we expect to borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. In 2014, we borrowed $44.5 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $56.0 million. In 2013, we borrowed $36.5 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $46.8 million. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

        As of December 31, 2014 and 2013, loans and accrued interest outstanding on EMJ's life insurance policies were approximately $493.2 million and $447.8 million, respectively. There were no borrowings available as of December 31, 2014 and December 31, 2013. Interest expense on borrowings against cash surrender values is included in the Other income, net caption in the accompanying statements of income (see Note 13).

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 8. Debt

        Debt consisted of the following:

	December 31, 2014	December 31, 2013
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$675.0	$480.0
Unsecured term loan due from March 31, 2015 to April 4, 2018	442.5	467.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	101.6	64.8

Total	2,319.1	2,112.3
Less: unamortized discount	(2.9)	(3.3)
Less: amounts due within one year and short-term borrowings	(93.9)	(36.5)

Total long-term debt	$2,222.3	$2,072.5

Unsecured Credit Facility

        On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement ("Credit Agreement") with 26 banks as lenders. The Credit Agreement amended and extended our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 5% through March 2015 and 10% thereafter until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility for the year ended December 31, 2014 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of revolver borrowings. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

        Weighted average interest rates on borrowings outstanding on the revolving credit facility were 1.42% and 1.41% as of December 31, 2014 and 2013, respectively. As of December 31, 2014, we had $675.0 million of outstanding borrowings, $59.2 million of letters of credit issued and $765.8 million available on the revolving credit facility.

Senior Unsecured Notes

        On November 20, 2006, we entered into an indenture (the "2006 Indenture"), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, maturing on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 8. Debt (Continued)

        On April 12, 2013, we entered into an indenture (the "2013 Indenture" and, together with the 2006 Indenture, the "Indentures"), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023. The net proceeds from the issuance were used to partially fund the acquisition of Metals USA.

        Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by certain of our 100%-owned domestic subsidiaries that guarantee borrowings under the Credit Agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

Other Notes and Revolving Credit Facilities

        Other revolving credit facilities with a combined credit limit of approximately $83.3 million are in place for operations in Asia and Europe with combined outstanding balances of $48.3 million and $9.5 million as of December 31, 2014 and December 31, 2013, respectively.

        Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.5 million and $11.9 million as of December 31, 2014 and December 31, 2013, respectively, that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of Travel Main, which have outstanding balances of $41.8 million and $43.0 million as of December 31, 2014 and December 31, 2013, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

        We were in compliance with all debt covenants as of December 31, 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 8. Debt (Continued)

Debt Maturities

        The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

2015	$93.9
2016	440.9
2017	50.5
2018	974.3
2019	0.6
Thereafter	758.9

$2,319.1

Note 9. Income Taxes

        Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2010 or state and local examinations before 2008.

        Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current:
Federal	$153.2	$121.4	$159.1
State	25.2	19.1	26.5
Foreign	9.8	10.0	12.7

	188.2	150.5	198.3
Deferred:
Federal	(18.7)	1.5	2.5
State	(2.2)	1.5	0.5
Foreign	2.7	0.1	(0.2)

	(18.2)	3.1	2.8

	$170.0	$153.6	$201.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 9. Income Taxes (Continued)

        Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S.	$488.5	$438.4	$551.6
International	57.8	39.9	57.8

Income before income taxes	$546.3	$478.3	$609.4

        The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	2.6	2.9	2.9
Foreign earnings taxes at lower rates	(1.9)	(1.3)	(1.3)
Net effect of life insurance policies	(2.6)	(3.2)	(2.2)
Net effect of changes in unrecognized tax benefits	0.2	(0.5)	—
Domestic production activity deduction	(1.7)	(1.1)	(1.2)
Other, net	(0.5)	0.3	(0.2)

Effective tax rate	31.1%	32.1%	33.0%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 9. Income Taxes (Continued)

        Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$85.0	$77.7
Inventory costs capitalized for tax purposes	32.3	28.4
Share-based compensation	18.5	19.5
Allowance for doubtful accounts	6.6	6.9
Tax credits carryforwards	1.1	1.3
Net operating loss carryforwards	2.4	10.2
Other	—	1.9

Total deferred tax assets	145.9	145.9
Deferred tax liabilities:
Property, plant and equipment, net	(258.0)	(257.6)
Goodwill and other intangible assets	(474.6)	(465.2)
LIFO inventories	(36.3)	(49.2)
Deferred income	(19.6)	(25.8)
Other	(3.9)	—

Total deferred tax liabilities	(792.4)	(797.8)

Net deferred tax liabilities	$(646.5)	$(651.9)

        As of December 31, 2014, we had available state net operating loss carryforwards ("NOL") of $3.2 million to offset future income taxes expiring in years 2015 through 2034. We believe that it is more likely than not that we will be able to realize these NOL's within their respective carryforward periods.

Taxes on Foreign Income

        As of December 31, 2014, unremitted earnings of subsidiaries outside of the United States were approximately $216.2 million on which no United States taxes had been provided. Our intention is to indefinitely reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 9. Income Taxes (Continued)

Unrecognized Tax Benefits

        We are under audit by various state jurisdictions but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Unrecognized tax benefits at January 1	$19.4	$15.9	$16.1
Assumed in acquisition	—	5.0	—
Increases in tax positions for prior years	0.3	1.1	0.6
Decreases in tax positions for prior years	(0.4)	(2.1)	—
Increases in tax positions for current year	3.8	3.6	4.1
Settlements	(0.1)	(3.5)	(1.1)
Lapses in statutes-of-limitation periods	(2.8)	(0.6)	(3.8)

Unrecognized tax benefits at December 31	$20.2	$19.4	$15.9

        As of December 31, 2014, $20.2 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were approximately $1.2 million and $1.0 million as of December 31, 2014 and 2013, respectively.

Note 10. Share-Based Compensation Plans

        We grant share-based compensation to our employees and directors. At December 31, 2014, an aggregate of 2,565,196 shares were authorized for future grant under our various share-based compensation plans, including stock options, restricted stock units, and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. Upon exercises of stock options, vesting of restricted stock units, and vesting of restricted shares under all of our stock plans, we issue new shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10. Share-Based Compensation Plans (Continued)

Stock Options

        Stock option activity under all the plans is as follows:

Stock Options	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2012	4,515,560	$47.39
Exercised	(1,018,010)	41.40
Expired or forfeited	(92,050)	49.55

Outstanding at December 31, 2012	3,405,500	49.12
Exercised	(1,437,053)	48.78
Expired or forfeited	(31,206)	51.37

Outstanding at December 31, 2013	1,937,241	49.35
Exercised	(593,204)	48.58
Expired or forfeited	(16,625)	52.13

Outstanding at December 31, 2014	1,327,412	$49.66	2.3	$15.5

Exercisable at December 31, 2014	1,104,999	$48.43	2.2	$14.3

        All options outstanding at December 31, 2014 had four-year vesting periods and seven-year terms, with the exception of 104,000 options granted to our non-employee directors that had one-year vesting periods and 110,199 options that had ten-year terms.

        A summary of the status of our non-vested stock options as of December 31, 2014 and changes during the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	683,725	$24.93
Forfeited	(16,625)	25.15
Vested	(444,687)	23.90

Non-vested at December 31, 2014	222,413	$26.98

        Proceeds from stock options exercised under all stock option plans for the years ended December 31, 2014, 2013 and 2012 were $28.8 million, $70.1 million and $42.1 million, respectively. The total intrinsic values of all options exercised during the years ended December 31, 2014, 2013 and 2012 were $13.5 million, $29.0 million and $15.5 million, respectively.

        The tax benefit realized from option exercises during the years ended December 31, 2014, 2013 and 2012 were $10.7 million, $11.5 million and $5.4 million, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10. Share-Based Compensation Plans (Continued)

        The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2014:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2014	Weighted Average Exercise Price of Options Exercisable
$24 - $28	6,199	0.5	$25.40	6,199	$25.40
$33 - $38	152,250	1.7	34.26	152,250	34.26
$42 - $45	402,250	2.3	42.96	402,250	42.96
$55 - $57	724,713	2.5	55.97	502,300	56.08
$61 - $67	42,000	3.0	64.16	42,000	64.16

$24 - $67	1,327,412	2.3	$49.66	1,104,999	$48.43

Restricted Shares

        In 2014, 2013 and 2012, we granted 349,380, 327,780 and 391,050, respectively, restricted stock units ("RSUs") to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2014, 2013 and 2012 RSU granted has a service condition and cliff vests at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, if the recipient is an employee on those dates. In addition to the service criteria, 136,162, 136,225, and 138,700 of the RSUs granted in 2014, 2013 and 2012, respectively, also have performance goals and vest only upon the satisfaction of the service and performance criteria. The fair value of the 2014, 2013 and 2012 RSUs granted was $71.15 per share, $65.75 per share and $57.42 per share, respectively, determined based on the closing price of our common stock on the day of the grant.

        In 2011 and 2010, we granted 86,000 and 61,000 shares, respectively, of restricted stock to certain officers of the Company. The awards include dividend rights and vest over five years. The fair value of the 2011 and 2010 restricted stock grants was $37.29 per share and $41.24 per share, respectively, determined based on the closing price of our common stock on the grant date. As of December 31, 2014, 46,600 of these shares remain unvested and outstanding.

        In 2014, 2013 and 2012, 11,830, 12,418, and 16,842 shares of restricted stock, respectively, were granted to the non-employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the restricted stock granted in 2014, 2013, and 2012, was $70.99 per share, $67.63 per share, and $49.87 per share, respectively, the closing price of our common stock on the grant date. The awards include dividend rights and vest immediately upon grant. The recipients are restricted from trading the restricted stock for one year from date of grant.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 10. Share-Based Compensation Plans (Continued)

        A summary of the status of our non-vested restricted stock grants and service and performance based RSUs as of December 31, 2014 and changes during the year then ended is as follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	771,780	$59.06
Granted	361,210	71.14
Forfeited	(17,150)	63.23
Vested	(269,080)	56.00

Non-vested at December 31, 2014	846,760	$65.10

Unrecognized Compensation Cost

        As of December 31, 2014, there was approximately $23.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under all share-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.12 years.

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

Defined Contribution Plans

        Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the "Master Plan") was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary's Board to determine independently the annual matching percentage and maximum compensation limits or annual profit-sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2014.

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

December 31, 2014

Note 11. Employee Benefits (Continued)

upon the employees' earnings. Life insurance policies were purchased for most individuals covered by the SERP. Separate SERP's exist for certain wholly owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the plans have been frozen to include only existing participants.

Deferred Compensation Plan

        In December 2008, a deferred compensation plan was put in place for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance Deferred Compensation Plan as of December 31, 2014 and 2013 was approximately $13.5 million and $11.7 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $12.9 million as of December 31, 2014.

Defined Benefit Plans

        We, through certain subsidiaries, maintain qualified defined benefit pension plans for certain of our employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. Certain of these plans are frozen as of December 31, 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

        We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the various SERP's and Defined Benefit Plans:

	SERP's		Defined Benefit Plans
	2014	2013	2014	2013
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$38.7	$40.7	$82.0	$85.0
Service cost	0.9	0.9	1.3	1.4
Interest cost	1.5	1.5	3.8	3.4
Actuarial loss (gain)	6.1	(3.1)	17.5	(8.7)
Benefits paid	(1.3)	(1.3)	(4.5)	(2.9)
Assumed in acquisition	—	—	—	3.5
Plan amendments	—	—	0.4	0.3

Benefit obligation at end of year	$45.9	$38.7	$100.5	$82.0
Change in plan assets
Fair value of plan assets	N/A	N/A	70.2	58.9
Acquired in acquisition	N/A	N/A	—	2.5
Actual return on plan assets	N/A	N/A	3.3	9.7
Employer contributions	N/A	N/A	3.3	2.0
Benefits paid	N/A	N/A	(4.4)	(2.9)

Fair value of plan assets at end of year	N/A	N/A	72.4	70.2
Funded status

Funded status of the plans	$(45.9)	$(38.7)	$(28.1)	$(11.8)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$14.3	$8.8	$29.5	$10.5
Unamortized prior service (credit) cost	(0.3)	(0.7)	1.7	1.5

	$14.0	$8.1	$31.2	$12.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

        As of December 31, 2014 and 2013, the following amounts were recognized in the balance sheet:

	SERP's		Defined Benefit Plans
	2014	2013	2014	2013
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(4.0)	$(3.6)	$—	$—
Noncurrent liabilities	(41.9)	(35.1)	(28.1)	(11.8)
Accumulated other comprehensive loss	14.0	8.1	31.2	12.0

Net amount recognized	$(31.9)	$(30.6)	$3.1	$0.2

        The accumulated benefit obligation for all SERP's was $44.6 million and $38.7 million as of December 31, 2014 and 2013, respectively. The accumulated benefit obligation for all defined benefit pension plans was $100.5 million and $80.6 million as of December 31, 2014 and 2013, respectively.

	Year Ended December 31,
	2014	2013
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$100.5	$80.6
Projected benefit obligation	100.5	80.6
Fair value of plan assets	72.4	68.9

        Following are the details of net periodic benefit cost related to the SERP's and Defined Benefit Plans:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)			(in millions)
Service cost	$0.9	$0.9	$0.9	$1.3	$1.4	$1.2
Interest cost	1.5	1.5	1.5	3.8	3.4	3.3
Expected return on plan assets	—	—	—	(5.1)	(4.4)	(4.0)
Curtailment/settlement expense	—	—	—	—	—	0.2
Prior service (credit) cost	(0.5)	(0.5)	(0.5)	0.2	0.2	0.2
Amortization of net loss	0.7	1.3	1.0	0.4	1.8	1.5

	$2.6	$3.2	$2.9	$0.6	$2.4	$2.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

        Assumptions used to determine net periodic benefit cost are detailed below:

	SERP's			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Weighted average assumptions to determine net cost
Discount rate	4.07%	3.73%	4.22%	4.70%	4.00%	4.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	7.22%	7.30%	7.43%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

        Assumptions used to determine the benefit obligation are detailed below:

	SERP's		Defined Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
Weighted average assumptions to determine benefit obligations
Discount rate	2.94%	4.05%	3.78%	4.70%
Expected long-term rate of return on plan assets	N/A	N/A	7.22%	7.30%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

        Employer contributions to the SERP's and Defined Benefit Plans during 2015 are expected to be $4.1 million and $1.5 million, respectively.

Plan Assets and Investment Policy

        The weighted-average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2014	2013
Plan Assets
Equity securities	58%	61%
Debt securities	37%	37%
Other	5%	2%

Total	100%	100%

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

December 31, 2014

Note 11. Employee Benefits (Continued)

strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 80%, debt securities 20% to 60% and other assets of 0% to 10%. We establish our estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

        The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2014:
Common stock(1)	$26.6	$—	$—	$26.6
U.S. government, state, and agency	—	7.1	—	7.1
Corporate debt securities(2)	—	10.0	—	10.0
Mutual funds(3)	22.6	2.7	—	25.3
Interest and non-interest bearing cash	3.4	—	—	3.4

	$52.6	$19.8	$—	$72.4

December 31, 2013:
Common stock(1)	$25.6	$—	$—	$25.6
U.S. government, state, and agency	—	6.3	—	6.3
Corporate debt securities(2)	—	8.4	—	8.4
Mutual funds(3)	27.9	0.4	—	28.3
Interest and non-interest bearing cash	1.6	—	—	1.6

	$55.1	$15.1	$—	$70.2

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

Postretirement Medical Plan

        We sponsor a retiree health care plan through one of our subsidiaries that provides postretirement medical and dental benefits to eligible retirees and their dependents until they reach the age of 65. This plan is frozen to new entrants. We recognize the cost of future benefits for active eligible participants and retirees using actuarial assumptions. Gains and losses realized from the remeasurement of the plans' benefit obligation are amortized to income over the average remaining expected service period of the active participants. We use a measurement date of December 31 for our Postretirement Plan.

        Components of the net periodic pension (credit) expense associated with the Postretirement Plan are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Service cost	$0.2	$0.2	$0.3
Interest cost	0.3	0.2	0.3
Amortization of net loss	0.4	0.6	0.6
Amortization of prior service credit	(1.7)	(1.7)	(1.7)

	$(0.8)	$(0.7)	$(0.5)

        The following tables provide a reconciliation of the changes in the benefit obligation and the funded status of the Postretirement Plan as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$9.9	$10.1
Service cost	0.2	0.2
Interest cost	0.3	0.2
Contributions by participants	0.1	—
Benefit payments	(0.3)	(0.2)
Actuarial gain	(1.6)	(0.4)

Benefit obligation at end of year	$8.6	$9.9

Funded status	$(8.6)	$(9.9)

Amounts recognized in the statement of financial position
Current liabilities	$(0.7)	$(0.7)
Noncurrent liabilities	(7.8)	(9.2)
Accumulated other comprehensive income	(3.2)	(2.9)

Net amount recognized	$(11.7)	$(12.8)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$1.3	$3.4
Unrecognized prior service credit	(4.5)	(6.3)

Accumulated other comprehensive income	$(3.2)	$(2.9)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

        Assumptions used to determine net periodic benefit are detailed below:

	Year Ended December 31,
	2014	2013	2012
Weighted average assumptions to determine net cost
Discount rate	3.10%	2.25%	3.53%
Health care cost trend rate	9.00%	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline	4.25%	4.25%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032	2031

        Assumptions used to determine the benefit obligation are detailed below:

	December 31,
	2014	2013
Weighted average assumptions to determine benefit obligations
Discount rate	2.50%	3.10%
Health care cost trend rate	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	2034	2033

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	1% Increase	1% Decrease	1% Increase	1% Decrease
	(in millions)		(in millions)
Effect on total service and interest cost components	$0.1	$(0.1)	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.4	(0.4)	0.5	(0.5)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

Summary Disclosures for All Defined Benefit Plans

        The following is a summary of benefit payments under our various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

	SERP's	Defined Benefit Plans	Postretirement Medical Plan
	(in millions)
2015	$4.1	$3.6	$0.8
2016	1.3	4.0	0.8
2017	21.4	4.1	1.0
2018	1.2	4.2	0.9
2019	6.0	4.6	1.1
2020 - 2024	5.5	26.9	5.2

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

	SERP's	Defined Benefit Plans	Postretirement Medical Plan
	(in millions)
Actuarial loss	$1.5	$1.8	$0.1
Prior service (credit) cost	(0.3)	0.2	(1.7)

Total	$1.2	$2.0	$(1.6)

Supplemental Bonus Plan

        In connection with the acquisition of Earle M. Jorgensen Company ("EMJ") in April 2006, Reliance assumed the obligation resulting from EMJ's settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ's Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. In 2005, EMJ had reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. As of December 31, 2014, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 95,980 shares of Reliance common stock totaling approximately $5.9 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The (income) expense from mark to market adjustments to this obligation in each of the years ended December 31, 2014, 2013 and 2012 amounted to approximately $(1.3) million, $1.5 million and $1.6 million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 11. Employee Benefits (Continued)

Contributions to Reliance Sponsored Retirement Plans

        Our expense (credit) for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Master Plan	$21.5	$18.4	$19.0
Other Defined Contribution Plans	7.0	7.8	4.8
Employee Stock Ownership Plan	1.8	1.4	1.4
Deferred Compensation Plan	0.6	0.6	0.5
Supplemental Executive Retirement Plans	2.6	3.2	2.9
Defined Benefit Plans	0.6	2.4	2.4
Postretirement Medical Plan	(0.8)	(0.7)	(0.5)

	$33.3	$33.1	$30.5

Note 12. Equity

Common Stock

        On May 16, 2012, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, no par value per share. We paid regular quarterly cash dividends on our common stock in 2014. Our Board of Directors increased the quarterly dividend to $0.30 per share from $0.25 per share of common stock in February 2013, increased it to $0.33 per share in July 2013, increased it to $0.35 per share in February 2014, and increased it again in February 2015 to $0.40 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of shareholders.

Share Repurchase Plan

        On October 21, 2014, our Board of Directors extended our share repurchase plan to December 31, 2017. In October 2014, we repurchased approximately 759,800 shares of our common stock at an average cost of $65.80 per share for approximately $50.0 million through open market purchases. We did not repurchase any of our common stock in 2013 or 2012. Since initiating the share repurchase plan in 1994 we have purchased approximately 16.0 million shares at an average cost of $20.66 per share. As of December 31, 2014, we had authorization to purchase an additional 7,123,233 shares under our existing share repurchase plan.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 12. Equity (Continued)

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Gain (Loss)	Unrealized Gain on Investments, Net of Tax	Pension and Postretirement Benefit Adjustments, Net of Tax	Accumulated Other Comprehensive Loss
	(in millions)
Balance as of January 1, 2014	$3.2	$0.2	$(10.1)	$(6.7)
Current-year change	(26.4)	0.2	(16.0)	(42.2)

Balance as of December 31, 2014	$(23.2)	$0.4	$(26.1)	$(48.9)

        Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and minimum pension liability are net of taxes of $0.1 million and $15.6 million, respectively, as of December 31, 2014 and $0.1 million and $6.9 million, respectively, as of December 31, 2013.

        See Note 11 for information regarding reclassification of amounts from accumulated comprehensive loss to net income.

Note 13. Other Income, net

        Significant components of Other income, net are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Investment income from life insurance policies	$51.3	$48.8	$44.2
Interest expense on life insurance policy loans	(52.5)	(47.8)	(44.2)
Gain on acquisition achieved in stages	11.4	—	—
Life insurance policy cost of insurance	(9.2)	(8.5)	(7.8)
Income from life insurance policy redemptions	—	5.0	3.5
Foreign currency transaction gains (losses)	3.1	(2.6)	1.7
Rental income	1.9	2.9	2.6
Interest income	1.4	1.0	1.4
Equity in earnings of unconsolidated entities	2.2	2.3	2.2
All other, net	1.2	2.8	5.0

	$10.8	$3.9	$8.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14. Commitments and Contingencies

Lease Commitments

        We lease land, buildings and equipment under non-cancelable operating leases expiring in various years through 2028. Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non-cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2014:

Operating Leases
(in millions)
2015	$65.8
2016	52.7
2017	42.0
2018	33.4
2019	23.7
Thereafter	32.4

$250.0

        Total rental expense amounted to $79.3 million, $79.9 million and $73.6 million for 2014, 2013 and 2012, respectively.

        Included in the amounts for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $5.5 million, $4.8 million and $4.6 million for 2014, 2013 and 2012, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.

Purchase Commitments

        As of December 31, 2014, we had commitments to purchase minimum quantities of certain steel products, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $82.1 million, with amounts in 2015 and 2016 being $64.9 million and $17.2 million, respectively.

Collective Bargaining Agreements

        As of December 31, 2014, approximately 11% of our total employees are covered by 43 collective bargaining agreements, which expire at various times over the next five years. Approximately 5.3% of our employees are covered by 17 different collective bargaining agreements that expire during 2015.

Environmental Contingencies

        We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 14. Commitments and Contingencies (Continued)

disposal of hazardous substances and the remediation of environmental contamination. Our operations use minimal amounts of such substances.

        We believe we are in material compliance with environmental laws and regulations; however, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of our owned or leased properties are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of EMJ, our 100%-owned subsidiary, that were sold many years prior to Reliance's acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time it owned the manufacturing operations that have covered costs incurred to-date, and are expected to continue to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Matters

        On April 29, 2014, a judgment was entered against Reliance and its subsidiary, Chapel Steel Corp. ("Chapel"), along with four other co-defendants, in an antitrust lawsuit filed in the United States District Court for the Southern District of Texas. As previously disclosed, Reliance has been involved in this legal proceeding brought by two former employees who left Chapel to start their own business and claim that Reliance, Chapel and the co-defendants engaged in anticompetitive activities. The judgment, entered against all defendants jointly and severally, awarded the plaintiff $156.0 million in damages, representing a trebling under federal antitrust laws of the jury verdict of $52.0 million in damages. On May 27, 2014 the judgment was reduced to $153.5 million. On October 20, 2014, Reliance and Chapel settled all claims against them relating to this matter for $23.0 million. We had previously recorded a $10.0 million charge for this matter during the three months ended March 31, 2014, which represented the low end of our range of estimated potential loss. On October 22, 2014, the Plaintiff filed a Release of Judgment with the United States District Court for the Southern District of Texas releasing Reliance and Chapel from any liability under the judgment and Reliance and Chapel dismissed their appeal of the judgment by filing a Notice of Dismissal with the United States Court of Appeals for the Fifth Circuit.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 15. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$371.5	$321.6	$403.5

Denominator:
Denominator for basic earnings per share:
Weighted average shares	77,682,943	76,844,912	75,216,955

Effect of dilutive securities:
Stock options, restricted stock, and RSUs	932,996	801,280	477,257

Denominator for dilutive earnings per share:
Adjusted weighted average shares and assumed conversions	78,615,939	77,646,192	75,694,212

Net income per share attributable to Reliance shareholders—diluted	$4.73	$4.14	$5.33

Net income per share attributable to Reliance shareholders—basic	$4.78	$4.19	$5.36

        The computations of earnings per share for the years ended December 31, 2014, 2013 and 2012 do not include approximately 24,823, 192,293 and 2,234,568 shares, respectively, primarily for RSUs and stock options, because their inclusion would have been anti-dilutive.

Note 16. Segment Information

        We have one reportable segment, metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2014	2013	2012
Carbon steel	54%	53%	51%
Aluminum	15%	15%	15%
Stainless steel	14%	14%	15%
Alloy steel	9%	10%	12%
Toll processing	2%	2%	2%
Other	6%	6%	5%

Total	100%	100%	100%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 16. Segment Information (Continued)

        The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2014
Net sales	$9,801.0	$650.6	$10,451.6
Long-lived assets	4,327.2	388.3	4,715.5
Year Ended December 31, 2013
Net sales	8,682.2	541.6	9,223.8
Long-lived assets	4,296.6	305.5	4,602.1
Year Ended December 31, 2012
Net sales	7,861.3	581.0	8,442.3
Long-lived assets	3,270.9	309.4	3,580.3

Note 17. Condensed Consolidating Financial Statements

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

December 31, 2014

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$41.9	$(8.3)	$72.6	$—	$106.2
Accounts receivable, net	72.7	923.1	164.8	(16.0)	1,144.6
Inventories	57.6	1,454.2	240.3	—	1,752.1
Other current assets	139.3	38.5	16.1	(75.7)	118.2

Total current assets	311.5	2,407.5	493.8	(91.7)	3,121.1
Investments in subsidiaries	4,891.8	299.9	—	(5,191.7)	—
Property, plant and equipment, net	103.8	1,333.7	218.9	—	1,656.4
Goodwill	23.8	1,571.0	141.6	—	1,736.4
Intangible assets, net	30.3	1,056.7	154.6	—	1,241.6
Intercompany receivables	1,361.7	26.1	18.2	(1,406.0)	—
Other assets	22.7	52.5	5.9	—	81.1

Total assets	$6,745.6	$6,747.4	$1,033.0	$(6,689.4)	$7,836.6

Liabilities & Equity
Accounts payable	$29.2	$212.3	$60.6	$(15.6)	$286.5
Accrued compensation and retirement costs	23.9	89.9	14.6	—	128.4
Other current liabilities	65.2	26.1	62.6	0.1	154.0
Deferred income taxes	—	75.1	0.6	(75.7)	—
Current maturities of long-term debt and short-term borrowings	43.8	—	50.1	—	93.9

Total current liabilities	162.1	403.4	188.5	(91.2)	662.8
Long-term debt	2,170.8	5.7	45.8	—	2,222.3
Intercompany borrowings	—	1,242.5	163.5	(1,406.0)	—
Other long-term liabilities	313.7	456.2	54.1	(0.4)	823.6
Total Reliance shareholders' equity	4,099.0	4,633.4	558.4	(5,191.8)	4,099.0
Noncontrolling interests	—	6.2	22.7	—	28.9

Total equity	4,099.0	4,639.6	581.1	(5,191.8)	4,127.9

Total liabilities and equity	$6,745.6	$6,747.4	$1,033.0	$(6,689.4)	$7,836.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$19.7	$(0.8)	$64.7	$—	$83.6
Accounts receivable, net	64.4	1,170.9	101.3	(353.1)	983.5
Inventories	52.6	1,344.8	142.6	—	1,540.0
Income taxes receivable	34.4	—	—	(0.5)	33.9
Other current assets	124.8	40.8	8.9	(76.6)	97.9

Total current assets	295.9	2,555.7	317.5	(430.2)	2,738.9
Investments in subsidiaries	4,647.7	312.4	—	(4,960.1)	—
Property, plant and equipment, net	100.8	1,298.7	204.4	—	1,603.9
Goodwill	23.8	1,555.7	112.1	—	1,691.6
Intangible assets, net	17.4	1,077.8	118.6	—	1,213.8
Intercompany receivables	1,219.4	22.4	394.3	(1,636.1)	—
Other assets	20.8	66.6	5.4	—	92.8

Total assets	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

Liabilities & Equity
Accounts payable	$29.1	$185.8	$418.5	$(353.1)	$280.3
Accrued compensation and retirement costs	21.1	85.9	12.5	—	119.5
Other current liabilities	53.5	63.1	22.4	(1.9)	137.1
Deferred income taxes	—	75.2	—	(75.2)	—
Current maturities of long-term debt and short-term borrowings	25.3	—	11.2	—	36.5

Total current liabilities	129.0	410.0	464.6	(430.2)	573.4
Long-term debt	2,019.2	5.7	47.6	—	2,072.5
Intercompany borrowings	—	1,550.6	85.5	(1,636.1)	—
Other long-term liabilities	303.0	466.5	41.2	—	810.7
Total Reliance shareholders' equity	3,874.6	4,450.1	510.0	(4,960.1)	3,874.6
Noncontrolling interests	—	6.4	3.4	—	9.8

Total equity	3,874.6	4,456.5	513.4	(4,960.1)	3,884.4

Total liabilities and equity	$6,325.8	$6,889.3	$1,152.3	$(7,026.4)	$7,341.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the year ended December 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$750.2	$9,110.2	$825.9	$(234.7)	$10,451.6
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	557.0	6,885.4	623.0	(234.8)	7,830.6
Warehouse, delivery, selling, general and administrative	157.3	1,545.9	140.9	(54.3)	1,789.8
Depreciation and amortization	19.8	174.0	20.0	—	213.8

	734.1	8,605.3	783.9	(289.1)	9,834.2
Operating income	16.1	504.9	42.0	54.4	617.4
Other income (expense):
Interest	(78.1)	(28.3)	(5.7)	30.2	(81.9)
Other income (expense), net	67.7	(2.7)	30.4	(84.6)	10.8

Income before equity in earnings of subsidiaries and income taxes	5.7	473.9	66.7	—	546.3
Equity in earnings of subsidiaries	325.1	21.2	—	(346.3)	—

Income before income taxes	330.8	495.1	66.7	(346.3)	546.3
Income tax (benefit) provision	(40.7)	190.1	20.6	—	170.0

Net income	371.5	305.0	46.1	(346.3)	376.3
Less: Net income attributable to noncontrolling interests	—	4.4	0.4	—	4.8

Net income attributable to Reliance	$371.5	$300.6	$45.7	$(346.3)	$371.5

Comprehensive income attributable to Reliance	$367.5	$280.4	$27.7	$(346.3)	$329.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 17. Condensed Consolidating Financial Statements (Continued)

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

December 31, 2014

Note 17. Condensed Consolidating Financial Statements (Continued)

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

December 31, 2014

Note 17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$118.4	$193.2	$44.4	$—	$356.0
Investing activities:
Purchases of property, plant and equipment	(18.2)	(159.2)	(13.0)	—	(190.4)
Acquisitions, net of cash acquired	—	(92.0)	(116.2)	—	(208.2)
Net advances to subsidiaries	(119.7)	—	—	119.7	—
Other investing activities, net	(0.8)	(3.6)	38.0	—	33.6

Cash used in investing activities	(138.7)	(254.8)	(91.2)	119.7	(365.0)
Financing activities:
Net short-term debt borrowings	—	—	1.7	—	1.7
Proceeds from long-term debt borrowings	719.0	—	—	—	719.0
Principal payments on long-term debt	(549.3)	(2.0)	(0.9)	—	(552.2)
Dividends paid	(108.7)	—	—	—	(108.7)
Net intercompany borrowings	—	64.4	55.3	(119.7)	—
Other financing activities, net	(18.5)	(8.3)	—	—	(26.8)

Cash provided by financing activities	42.5	54.1	56.1	(119.7)	33.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)

Increase (decrease) in cash and cash equivalents	22.2	(7.5)	7.9	—	22.6
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6

Cash and cash equivalents at end of year	$41.9	$(8.3)	$72.6	$—	$106.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

December 31, 2014

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

Note 18. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2014:
Net sales	$2,553.0	$2,616.8	$2,705.1	$2,576.7
Cost of sales	1,905.8	1,943.5	2,026.9	1,954.4
Gross profit(1)	647.2	673.3	678.2	622.3
Net income	87.9	97.8	96.9	93.7
Net income attributable to Reliance	87.2	96.5	95.5	92.3
Diluted earnings per common share attributable to Reliance shareholders	1.11	1.22	1.21	1.18
Basic earnings per common share attributable to Reliance shareholders	1.13	1.24	1.23	1.19
2013:
Net sales	$2,025.3	$2,448.3	$2,443.5	$2,306.7
Cost of sales	1,496.5	1,826.7	1,800.5	1,702.5
Gross profit(1)	528.8	621.6	643.0	604.2
Net income	84.5	81.9	96.0	62.3
Net income attributable to Reliance	83.7	81.0	95.1	61.8
Diluted earnings per common share attributable to Reliance shareholders	1.09	1.05	1.22	0.79
Basic earnings per common share attributable to Reliance shareholders	1.10	1.06	1.23	0.80

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

RELIANCE STEEL & ALUMINUM CO.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Amounts Charged to Other Accounts	Balance at End of Period
Year Ended December 31, 2012 Allowance for doubtful accounts	$22.2	$6.7	$8.5	(1)	$0.1	$20.5
Year Ended December 31, 2013 Allowance for doubtful accounts	$20.5	$4.0	$10.4	(1)	$4.8	$18.9
Year Ended December 31, 2014 Allowance for doubtful accounts	$18.9	$4.6	$5.2	(1)	$—	$18.3

(1)
Uncollectible accounts written off.

See accompanying report of independent registered public accounting firm.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        Under the supervision and with the participation of the Company's management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014 at a reasonable assurance level.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.    Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Reliance Steel & Aluminum Co.:

        We have audited Reliance Steel & Aluminum Co.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014 and the schedule of valuation and qualifying accounts, and our report dated February 26, 2015, expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

                      /s/ KPMG LLP

Los Angeles, California
February 26, 2015

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The narrative and tabular information included under the caption "Management" and under the caption "Compliance with Section 16(a)" of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2015 (the "Proxy Statement") are incorporated herein by reference.

Item 11.    Executive Compensation

        The narrative and tabular information, including footnotes thereto, included under the caption "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The narrative and tabular information, including footnotes thereto, included under the caption "Securities Ownership of Certain Beneficial Owners and Management" of the Proxy Statement are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The narrative information included under the caption "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

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
The following documents are filed as part of this report:

(1)
Financial Statements (included in Item 8).

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2014 and 2013

    Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

    Notes to the Consolidated Financial Statements

    Quarterly Results of Operations (Unaudited) for the Years Ended December 31, 2014 and 2013

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 26th day of February 2015.

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

Signatures	Title	Date

/s/ DAVID H. HANNAH David H. Hannah	Chief Executive Officer (Principal Executive Officer); Chairman of the Board; Director	February 26, 2015
/s/ GREGG J. MOLLINS Gregg J. Mollins	President and Chief Operating Officer; Director	February 26, 2015
/s/ KARLA R. LEWIS Karla R. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 26, 2015
/s/ SARAH J. ANDERSON Sarah J. Anderson	Director	February 26, 2015
/s/ JOHN G. FIGUEROA John G. Figueroa	Director	February 26, 2015

Signatures	Title	Date

/s/ THOMAS W. GIMBEL Thomas W. Gimbel	Director	February 26, 2015
/s/ DOUGLAS M. HAYES Douglas M. Hayes	Director	February 26, 2015
/s/ MARK V. KAMINSKI Mark V. Kaminski	Director	February 26, 2015
/s/ ANDREW G. SHARKEY III Andrew G. Sharkey III	Director	February 26, 2015
/s/ LESLIE A. WAITE Leslie A. Waite	Director	February 26, 2015

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
2.02	Agreement and Plan of Merger, dated as of February 6, 2013, by and among Reliance Steel & Aluminum Co., RSAC Acquisition Corp. and Metals USA Holdings Corp.(1)
3.01	Registrant's Restated Articles of Incorporation.(2)
3.02	Registrant's Amended and Restated Bylaws.(3)
3.03	Amendment to Registrant's Restated Articles of Incorporation dated May 29, 1998.(4)
3.04	Certificate of Amendment to the Restated Articles of Incorporation of Reliance Steel & Aluminum Co.(8)
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
4.05
Fourth Supplemental Indenture, dated August 1, 2008 by and among The Bank of New York Mellon, as Trustee, and PNA Group, Inc. and the subsidiaries of PNA Group, Inc. that are guarantors with respect thereto.(7)
10.01	Registrant's Form of Indemnification Agreement for officers and directors.(2)
10.02	Registrant's Supplemental Executive Retirement Plan dated January 1, 1996.(12)
10.03	Registrant's Amended and Restated Directors Stock Option Plan.(9)
10.04	Registrant's Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(11)
10.05	Registrant's Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.(13)
10.06	Corporate Officers Bonus Plan effective January 1, 2008.(15)
10.07	Registrant's Amended and Restated Deferred Compensation Plan effective January 1, 2013.(27)
10.08	Registrant's Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(19)
10.09	Registrant's Directors Equity Plan.(10)
10.10	Forms of Restricted Stock Unit Agreements.(16)
10.11	Earle M. Jorgensen Company 2004 Stock Incentive Plan.(6)

Exhibit Number	Description	Sequentially Numbered Page
10.12	Form of Third Amended and Restated Credit Agreement dated as of April 4, 2013 by and among the Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the lenders identified therein.(14)
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24	Power of Attorney.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)
Incorporated by reference from Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 7, 2013.

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

(3)
Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K/A dated May 18, 2011.

(4)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 20, 1998.

(5)
Incorporated by reference from Exhibits 10.01 and 10.02 to Registrant's Current Report on Form 8-K dated November 20, 2006.

(6)
Incorporated by reference from Exhibits 4.1 through 4.7 to Registrant's Registration Statement on Form S-8, filed on April 11, 2006 as Commission File No. 333-133204.

(7)
Incorporated by reference from Exhibit 4.3 to Registrant's Current Report on Form 8-K dated July 31, 2008.

(8)
Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on May 16, 2012.

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

(12)
Incorporated by reference from Exhibit 10.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(13)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 15, 2013.

(14)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 4, 2013.

(15)
Incorporated by reference from Appendix A to Registrant's Proxy Statement for Annual Meeting of Shareholders held May 21, 2008.

(16)
Incorporated by reference from Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(17)
[Reserved]

(18)
Set forth on page 106 of this report.

(19)
Incorporated by reference from Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

(20)
[Reserved]

(21)
[Reserved]

(22)
[Reserved]

(23)
[Reserved]

(24)
Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 12, 2013.

(25)
Incorporated by reference from Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 12, 2013.

(26)
[Reserved]

(27)
Incorporated by reference from Exhibit 10.09 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.