Form 10-Q
period 2015-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2015-05-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐  No  ☑

As of April 30, 2015, 74,287,418 shares of the registrant’s common stock, no par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	March 31,	December 31,
	2015	2014*
Current assets:
Cash and cash equivalents	$101.6	$106.2
Accounts receivable, less allowance for doubtful accounts of $19.9 at March 31, 2015 and $18.3 at December 31, 2014	1,214.1	1,144.6
Inventories	1,803.3	1,752.1
Prepaid expenses and other current assets	49.6	71.8
Deferred income taxes	46.4	46.4
Total current assets	3,215.0	3,121.1
Property, plant and equipment:
Land	197.5	197.5
Buildings	986.7	983.2
Machinery and equipment	1,502.0	1,479.8
Accumulated depreciation	(1,042.3)	(1,004.1)
	1,643.9	1,656.4

Goodwill	1,730.3	1,736.4
Intangible assets, net	1,220.2	1,241.6
Cash surrender value of life insurance policies, net	43.9	46.4
Other assets	34.3	34.7
Total assets	$7,887.6	$7,836.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$417.4	$286.5
Accrued expenses	93.8	98.2
Accrued compensation and retirement costs	95.1	128.4
Accrued insurance costs	45.1	46.6
Current maturities of long-term debt and short-term borrowings	100.2	93.9
Income taxes payable	33.2	9.2
Total current liabilities	784.8	662.8
Long-term debt	2,268.5	2,222.3
Long-term retirement costs	103.7	102.2
Other long-term liabilities	28.3	28.5
Deferred income taxes	691.7	692.9
Commitments and contingencies
Equity:
Preferred stock, no par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock, no par value:
Authorized shares — 200,000,000
Issued and outstanding shares — 74,749,917 at March 31, 2015 and 77,337,251 at December 31, 2014, stated capital	656.6	819.4
Retained earnings	3,397.8	3,328.5
Accumulated other comprehensive loss	(73.7)	(48.9)
Total Reliance shareholders’ equity	3,980.7	4,099.0
Noncontrolling interests	29.9	28.9
Total equity	4,010.6	4,127.9
Total liabilities and equity	$7,887.6	$7,836.6

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$2,614.4	$2,553.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,943.7	1,905.8
Warehouse, delivery, selling, general and administrative	446.1	441.0
Depreciation and amortization	55.3	51.9
	2,445.1	2,398.7

Operating income	169.3	154.3

Other income (expense):
Interest	(20.6)	(20.2)
Other income, net	1.9	—
Income before income taxes	150.6	134.1
Income tax provision	47.7	46.2
Net income	102.9	87.9
Less: Net income attributable to noncontrolling interests	1.6	0.7
Net income attributable to Reliance	$101.3	$87.2

Earnings per share attributable to Reliance shareholders:
Diluted	$1.30	$1.11
Basic	$1.31	$1.13

Cash dividends per share	$0.40	$0.35

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2015	2014

Net income	$102.9	$87.9
Other comprehensive (loss) income:
Foreign currency translation loss	(24.9)	(8.9)
Unrealized gain on investments, net of tax	0.1	0.1
Total other comprehensive loss	(24.8)	(8.8)
Comprehensive income	78.1	79.1
Less: comprehensive income attributable to noncontrolling interests	1.6	0.7
Comprehensive income attributable to Reliance	$76.5	$78.4

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$102.9	$87.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55.3	51.9
Deferred income tax benefit	(0.2)	(0.7)
Gain on sales of property, plant and equipment	(0.1)	(0.5)
Share-based compensation expense	3.7	4.9
Other	1.0	1.5
Changes in operating assets and liabilities:
Accounts receivable	(73.6)	(177.6)
Inventories	(57.6)	(114.6)
Prepaid expenses and other assets	23.1	43.9
Accounts payable and other liabilities	116.9	172.1
Net cash provided by operating activities	171.4	68.8

Investing activities:
Purchases of property, plant and equipment	(31.3)	(28.9)
Other	4.1	(9.1)
Net cash used in investing activities	(27.2)	(38.0)

Financing activities:
Net short-term debt borrowings	1.1	0.3
Proceeds from long-term debt borrowings	363.0	160.0
Principal payments on long-term debt	(311.0)	(141.7)
Dividends paid	(31.7)	(27.1)
Exercise of stock options	6.1	8.4
Share repurchases	(171.2)	—
Other	(2.3)	0.3
Net cash (used in) provided by financing activities	(146.0)	0.2
Effect of exchange rate changes on cash	(2.8)	(1.0)
(Decrease) increase in cash and cash equivalents	(4.6)	30.0
Cash and cash equivalents at beginning of year	106.2	83.6
Cash and cash equivalents at end of period	$101.6	$113.6

Supplemental cash flow information:
Interest paid during the period	$5.3	$5.2
Income taxes paid during the period, net	$23.2	$5.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting changes which simplify the presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance will be effective for fiscal years beginning after December 15, 2015 and is to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We do not believe the new standard will have a material impact on our consolidated financial statements.

Income Statement - Extraordinary and Unusual Items—In January 2015, the FASB issued accounting changes which simplify the income statement presentation by eliminating the concept of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Under the new guidance unusual or infrequent items can either be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements. The guidance will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not believe the new standard will have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. We are evaluating the new standard, but do not expect this standard will have a material impact on our consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

3.  Acquisitions

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox’s in-house processing services include saw cutting, plate burning and testing. Net sales of Fox for the three months ended March 31, 2015 were $9.8 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS for the three months ended March 31, 2015 were $68.1 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS for the three months ended March 31, 2015 were $4.5 million.

We funded these acquisitions with borrowings on our revolving credit facility and cash on hand.

The preliminary allocation of the total purchase price of our 2014 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.6
Accounts receivable	67.1
Inventories	89.2
Property, plant and equipment	23.4
Goodwill	51.2
Intangible assets subject to amortization	37.5
Intangible assets not subject to amortization	39.0
Other current and long-term assets	1.5
Total assets acquired	310.5
Deferred taxes	9.0
Current and long-term debt	39.2
Other current and long-term liabilities	53.1
Total liabilities assumed	101.3
Net assets acquired	$209.2

Purchase price allocations

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition.  The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of March 31, 2015 and December 31, 2014.  The purchase price allocations for the 2014 acquisitions are preliminary and are pending the completion of various pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2015	$1,736.4
Acquisition	0.3
Purchase price allocation adjustment	(0.4)
Effect of foreign currency translation	(6.0)
Balance at March 31, 2015	$1,730.3

We had no accumulated impairment losses related to goodwill at March 31, 2015.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2015		December 31, 2014
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.3	$2.3	$(1.7)	$2.3	$(1.7)
Loan fees	3.8	41.5	(28.2)	41.5	(27.3)
Customer lists/relationships	14.2	689.1	(260.4)	694.7	(249.3)
Software – internal use	10.0	8.1	(7.3)	8.1	(7.1)
Other	5.1	7.1	(4.8)	7.2	(4.5)
		748.1	(302.4)	753.8	(289.9)
Intangible assets not subject to amortization:
Trade names		774.5	—	777.7	—
		$1,522.6	$(302.4)	$1,531.5	$(289.9)

We recognized amortization expense for intangible assets of $14.3 million and $14.1 million for the three months ended March 31, 2015 and 2014, respectively. Other changes in intangible assets, net during the three months ended March 31, 2015 are due to foreign currency translation losses of $7.1 million.

The following is a summary of estimated aggregate amortization expense for the remaining nine months of 2015 and each of the succeeding five years:

(in millions)
2015	$42.5
2016	55.0
2017	50.5
2018	44.4
2019	43.7
2020	43.7

6.  Income Taxes

Our effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 31.7% and 34.5%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

U.S. statutory rate of 35%. Lower income tax rates in certain states and foreign jurisdictions contributed to our lower effective income tax rate for the three months ended March 31, 2015.

7.  Debt

Debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$734.0	$675.0
Unsecured term loan due from June 30, 2015 to April 4, 2018	436.3	442.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	101.2	101.6
Total	2,371.5	2,319.1
Less: unamortized discount	(2.8)	(2.9)
Less: amounts due within one year and short-term borrowings	(100.2)	(93.9)
Total long-term debt	$2,268.5	$2,222.3

Unsecured Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement with 26 banks as lenders (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan during the three-month period ended March 31, 2015 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of revolver borrowings. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined.

Weighted average rates on borrowings outstanding on the revolving credit facility and term loan were 1.43% and 1.42% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had $734.0 million of outstanding borrowings, $58.9 million of letters of credit issued and $707.1 million available on the revolving credit facility.

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

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA Holdings Corp. (“Metals USA”).

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

March 31, 2015

provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of a change in control and a downgrade of our credit rating.

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $76.7 million are in place for operations in Asia and Europe with combined outstanding balances of $48.3 million as of March 31, 2015 and December 31, 2014.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.5 million as of March 31, 2015 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $41.4 million as of March 31, 2015. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

We were in compliance with all material covenants in our debt agreements at March 31, 2015.

8.  Equity

Common Stock

During the three months ended March 31, 2015, we issued 109,556 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $6.1 million. In addition, we issued 258,719 shares of common stock pursuant to vested performance and time-based restricted stock units (“RSUs”) that were granted in 2012.

Dividends

On April 21, 2015, our Board of Directors declared the 2015 second quarter cash dividend of $0.40 per share. The dividend is payable on June 19, 2015 to shareholders of record as of May 29, 2015.

During the three months ended March 31, 2015 we declared and paid a quarterly dividend of $0.40 per share, or $30.7 million in total, compared to a quarterly dividend of $0.35 per share, or $27.1 million in total, for the same period in 2014. During the three months ended March 31, 2015 we also paid $1.0 million in dividend equivalents with respect to vested RSUs.

Share-Based Compensation

We annually grant RSUs to officers and key employees. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. On March 27, 2015, we granted 507,760 RSUs (“2015 RSUs”) that have a time-based condition and cliff vest on December 31, 2017, if the recipient is an employee on that date.  In addition to the time-based condition, 185,450 of the 2015 RSUs also have performance goals and vest only upon the satisfaction of the time-based condition and certain three-year performance targets. We also granted 10,000 time-based and 40,000 performance-based RSUs to our CEO as a result of his expected retirement in July 2016 that have a time-based condition and eighteen-month performance

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

targets ending June 30, 2016.  The fair value of the RSUs is determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested restricted stock grants and time-based and performance-based RSUs as of March 31, 2015 and changes during the period then ended is as follows:

		Weighted
		Average
		Grant Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2015	846,760	$65.10
Granted	557,760	59.27
Vested	(63,000)	57.42
Canceled	(82,850)	58.66
Unvested at March 31, 2015	1,258,670	$63.33
Shares reserved for future grants (all plans)	2,356,894

Share Repurchase Plan

During March 2015, we repurchased 3,187,235 shares of our common stock at an average cost of $58.02 per share for $184.9 million through open market purchases, including 231,626 shares for $13.7 million that were pending settlement at March 31, 2015, under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In April 2015, we repurchased an additional 251,165 shares at an average cost of $59.97 per share for $15.1 million. Since initiating the share repurchase plan in 1994 we have purchased approximately 19.4 million shares at an average cost of $27.31 per share. As of May 1, 2015, we had authorization under the plan to purchase an additional 3,684,833 shares (or about 5% of shares currently outstanding) under our existing share repurchase plan. Repurchased shares are restored to the status of authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Unrealized	Pension and	Accumulated
	Foreign Currency	Gain on	Postretirement	Other
	Translation	Investments,	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Net of Tax	Loss
	(in millions)

Balance as of January 1, 2015	$(23.2)	$0.4	$(26.1)	$(48.9)
Current-period change	(24.9)	0.1	—	(24.8)
Balance as of March 31, 2015	$(48.1)	$0.5	$(26.1)	$(73.7)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Unrealized gain on investments and pension and postretirement benefit adjustments are net of taxes of $0.1 million and $15.6 million, respectively, as of March 31, 2015 and December 31, 2014.

9.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our 100%-owned subsidiary, that were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that have covered costs incurred to-date, and are expected to continue to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$101.3	$87.2
Denominator:
Weighted average shares outstanding	77,119,266	77,507,406
Dilutive effect of share-based awards	713,054	850,426
Weighted average diluted shares outstanding	77,832,320	78,357,832

Earnings per share attributable to Reliance shareholders:
Diluted	$1.30	$1.11
Basic	$1.31	$1.13

The computations of earnings per share for the three months ended March 31, 2015 and 2014 do not include 207,400 and 17,625 weighted average shares, respectively, for RSU’s and stock options, because their inclusion would have been anti-dilutive.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Condensed Unaudited Consolidating Balance Sheet
As of March 31, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$26.6	$(3.5)	$78.5	$—	$101.6
Accounts receivable, net	85.8	975.9	169.9	(17.5)	1,214.1
Inventories	59.7	1,502.1	241.5	—	1,803.3
Income taxes receivable	21.3	—	—	(21.3)	—
Other current assets	118.9	36.1	17.6	(76.6)	96.0
Total current assets	312.3	2,510.6	507.5	(115.4)	3,215.0

Investments in subsidiaries	5,004.5	286.1	—	(5,290.6)	—
Property, plant and equipment, net	103.1	1,325.6	215.2	—	1,643.9
Goodwill	23.8	1,570.9	135.6	—	1,730.3
Intangible assets, net	28.9	1,045.6	145.7	—	1,220.2
Intercompany receivables	1,187.1	29.6	26.5	(1,243.2)	—
Other assets	23.4	49.4	5.4	—	78.2
Total assets	$6,683.1	$6,817.8	$1,035.9	$(6,649.2)	$7,887.6

Liabilities & Equity
Accounts payable	$36.1	$323.1	$75.7	$(17.5)	$417.4
Accrued compensation and retirement costs	13.5	72.7	8.9	—	95.1
Other current liabilities	69.1	56.6	68.5	(22.1)	172.1
Deferred income taxes	—	75.2	0.6	(75.8)	—
Current maturities of long-term debt and short-term borrowings	50.0	—	50.2	—	100.2
Total current liabilities	168.7	527.6	203.9	(115.4)	784.8
Long-term debt	2,217.4	5.7	45.4	—	2,268.5
Intercompany borrowings	—	1,083.5	159.7	(1,243.2)	—
Other long-term liabilities	316.3	455.6	51.8	—	823.7
Total Reliance shareholders’ equity	3,980.7	4,738.7	551.9	(5,290.6)	3,980.7
Noncontrolling interests	—	6.7	23.2	—	29.9
Total equity	3,980.7	4,745.4	575.1	(5,290.6)	4,010.6
Total liabilities and equity	$6,683.1	$6,817.8	$1,035.9	$(6,649.2)	$7,887.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Condensed Unaudited Consolidating Balance Sheet
As of December 31, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$41.9	$(8.3)	$72.6	$—	$106.2
Accounts receivable, net	72.7	923.1	164.8	(16.0)	1,144.6
Inventories	57.6	1,454.2	240.3	—	1,752.1
Other current assets	139.3	38.5	16.1	(75.7)	118.2
Total current assets	311.5	2,407.5	493.8	(91.7)	3,121.1

Investments in subsidiaries	4,891.8	299.9	—	(5,191.7)	—
Property, plant and equipment, net	103.8	1,333.7	218.9	—	1,656.4
Goodwill	23.8	1,571.0	141.6	—	1,736.4
Intangible assets, net	30.3	1,056.7	154.6	—	1,241.6
Intercompany receivables	1,361.7	26.1	18.2	(1,406.0)	—
Other assets	22.7	52.5	5.9	—	81.1
Total assets	$6,745.6	$6,747.4	$1,033.0	$(6,689.4)	$7,836.6

Liabilities & Equity
Accounts payable	$29.2	$212.3	$60.6	$(15.6)	$286.5
Accrued compensation and retirement costs	23.9	89.9	14.6	—	128.4
Other current liabilities	65.2	26.1	62.6	0.1	154.0
Deferred income taxes	—	75.1	0.6	(75.7)	—
Current maturities of long-term debt and short-term borrowings	43.8	—	50.1	—	93.9
Total current liabilities	162.1	403.4	188.5	(91.2)	662.8
Long-term debt	2,170.8	5.7	45.8	—	2,222.3
Intercompany borrowings	—	1,242.5	163.5	(1,406.0)	—
Other long-term liabilities	313.7	456.2	54.1	(0.4)	823.6
Total Reliance shareholders’ equity	4,099.0	4,633.4	558.4	(5,191.8)	4,099.0
Noncontrolling interests	—	6.2	22.7	—	28.9
Total equity	4,099.0	4,639.6	581.1	(5,191.8)	4,127.9
Total liabilities and equity	$6,745.6	$6,747.4	$1,033.0	$(6,689.4)	$7,836.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2015
(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$192.1	$2,237.1	$237.9	$(52.7)	$2,614.4

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	155.1	1,660.9	180.4	(52.7)	1,943.7
Warehouse, delivery, selling, general and administrative	39.9	385.4	37.4	(16.6)	446.1
Depreciation and amortization	5.1	44.5	5.7	—	55.3
	200.1	2,090.8	223.5	(69.3)	2,445.1

Operating (loss) income	(8.0)	146.3	14.4	16.6	169.3

Other income (expense):
Interest	(19.6)	(5.9)	(1.5)	6.4	(20.6)
Other income, net	18.9	0.3	5.7	(23.0)	1.9
(Loss) income before equity in earnings of subsidiaries and income taxes	(8.7)	140.7	18.6	—	150.6
Equity in earnings of subsidiaries	98.8	3.5	—	(102.3)	—
Income before income taxes	90.1	144.2	18.6	(102.3)	150.6
Income tax (benefit) provision	(11.2)	55.0	3.9	—	47.7
Net income	101.3	89.2	14.7	(102.3)	102.9
Less: Net income attributable to noncontrolling interests	—	1.4	0.2	—	1.6
Net income attributable to Reliance	$101.3	$87.8	$14.5	$(102.3)	$101.3
Comprehensive income (loss) attributable to Reliance	$76.5	$70.1	$(5.8)	$(64.3)	$76.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income
For the three months ended March 31, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$182.4	$2,244.9	$187.6	$(61.9)	$2,553.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	146.1	1,678.6	143.0	(61.9)	1,905.8
Warehouse, delivery, selling, general and administrative	45.1	381.1	31.2	(16.4)	441.0
Depreciation and amortization	4.5	42.9	4.5	—	51.9
	195.7	2,102.6	178.7	(78.3)	2,398.7

Operating (loss) income	(13.3)	142.3	8.9	16.4	154.3

Other income (expense):
Interest	(19.2)	(6.2)	(1.2)	6.4	(20.2)
Other income (expense), net	20.5	(0.2)	2.5	(22.8)	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(12.0)	135.9	10.2	—	134.1
Equity in earnings of subsidiaries	84.7	2.8	—	(87.5)	—
Income before income taxes	72.7	138.7	10.2	(87.5)	134.1
Income tax (benefit) provision	(14.5)	56.8	3.9	—	46.2
Net income	87.2	81.9	6.3	(87.5)	87.9
Less: Net income attributable to noncontrolling interests	—	0.7	—	—	0.7
Net income attributable to Reliance	$87.2	$81.2	$6.3	$(87.5)	$87.2
Comprehensive income (loss) attributable to Reliance	$78.4	$73.7	$(2.8)	$(70.9)	$78.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(41.0)	$189.0	$23.4	$—	$171.4

Investing activities:
Purchases of property, plant and equipment	(3.1)	(25.1)	(3.1)	—	(31.3)
Net repayments from subsidiaries	174.6	—	—	(174.6)	—
Other investing activities, net	—	4.1	—	—	4.1
Net cash provided by (used in) investing activities	171.5	(21.0)	(3.1)	(174.6)	(27.2)

Financing activities:
Net short-term debt borrowings	—	—	1.1	—	1.1
Proceeds from long-term debt borrowings	363.0	—	—	—	363.0
Principal payments on long-term debt	(310.3)	(0.7)	—	—	(311.0)
Dividends paid	(31.7)	—	—	—	(31.7)
Share repurchases	(171.2)	—	—	—	(171.2)
Net intercompany repayments	—	(162.5)	(12.1)	174.6	—
Other financing activities, net	4.4	—	(0.6)	—	3.8
Net cash used in financing activities	(145.8)	(163.2)	(11.6)	174.6	(146.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.8)	—	(2.8)
(Decrease) increase in cash and cash equivalents	(15.3)	4.8	5.9	—	(4.6)
Cash and cash equivalents at beginning of year	41.9	(8.3)	72.6	—	106.2
Cash and cash equivalents at end of period	$26.6	$(3.5)	$78.5	$—	$101.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Condensed Unaudited Consolidating Cash Flow Statement
For the three months ended March 31, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$164.6	$(94.5)	$(1.3)	$—	$68.8

Investing activities:
Purchases of property, plant and equipment	(3.3)	(23.7)	(1.9)	—	(28.9)
Net advances to subsidiaries	(134.6)	—	—	134.6	—
Other investing activities, net	0.1	(9.2)	—	—	(9.1)
Net cash used in investing activities	(137.8)	(32.9)	(1.9)	134.6	(38.0)

Financing activities:
Net short-term debt borrowings	—	—	0.3	—	0.3
Proceeds from long-term debt borrowings	160.0	—	—	—	160.0
Principal payments on long-term debt	(141.3)	(0.4)	—	—	(141.7)
Dividends paid	(27.1)	—	—	—	(27.1)
Net intercompany borrowings	—	119.1	15.5	(134.6)	—
Other financing activities, net	8.7	—	—	—	8.7
Net cash provided by financing activities	0.3	118.7	15.8	(134.6)	0.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.0)	—	(1.0)
Increase (decrease) in cash and cash equivalents	27.1	(8.7)	11.6	—	30.0
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6
Cash and cash equivalents at end of period	$46.8	$(9.5)	$76.3	$—	$113.6

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”).  As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Overview

We achieved solid operational performance in the 2015 first quarter despite the challenging metals pricing environment. Our sales for the three-month period ended March 31, 2015 were $2.61 billion, up 2.4% from $2.55 billion in the same period in 2014.

Our same-store tons sold were essentially flat in the 2015 first quarter compared to the 2014 first quarter and compared favorably to the 1.6% decline for the industry reported by the Metals Service Center Institute (“MSCI”). Demand was higher in most of our end markets in the 2015 first quarter which offset the decline in demand in the energy market caused by a severe decline in oil prices. Pricing for most products we sell continued to decline in the first quarter largely due to the historically high levels of imports, which are supported in part by the strengthening U.S. Dollar. Our same-store average selling price decreased 1.7% from the first quarter of 2014 and decreased 3.9% from the 2014 fourth quarter.

We were able to maintain our gross profit margin within our historical range of 25% to 27% despite the difficult pricing environment mainly due to our focus on small, quick-turn orders and value-added processing. Our last-in, first-out (“LIFO”) income, resulting from lower metals pricing in the 2015 first quarter, compared to LIFO expense in the comparable 2014 period contributed to our gross profit margin increasing to 25.7% in the 2015 first quarter from 25.4% in the same period of 2014.

Our SG&A expense as percent of sales of 17.1% for the 2015 first quarter remained relatively flat compared to 16.9% in the 2014 first quarter after excluding the charges related to the antitrust litigation matter in the 2014 first quarter.

Our cash flow from operations in the 2015 first quarter increased from the 2014 first quarter mainly due to a larger working capital (primarily accounts receivable and inventory) investment in the 2014 first quarter due to the higher pricing environment during that period. In the 2014 second half, we modestly increased our purchases of imported steel as compared to prior periods, which had a slight negative impact on our inventory turns because of longer lead times and larger quantity buys, with much of this material being received in the 2015 first quarter. However, we expect to reduce our inventory levels and improve our turn rate going forward in 2015.

As of March 31, 2015, our net debt-to-total capital ratio was 36.3%, up slightly from 35.0% as of December 31, 2014. We had significant liquidity as of March 31, 2015 with only $734 million outstanding on our $1.5 billion revolving credit facility.

We invested $31.3 million in capital expenditures in the first quarter of 2015, with the majority related to growth activities. We increased our quarterly dividend rate again in February 2015 to $0.40 per share of common stock; an increase of 14% from $0.35 per share. In the 2015 first quarter we repurchased approximately $185 million of our common stock and an additional $15 million in April 2015, further reflecting our commitment to returning value to our shareholders.

With the historically high levels of imports in the U.S. in the near term, we expect prices to continue to decline in the 2015 second quarter, which may have a negative impact on our margins and earnings during that period. We believe that our exposure to diverse end markets, our broad product base, and our wide geographic footprint will allow us to provide less volatile earnings than many of our competitors. We believe we have significantly higher earnings capacity when (i) the non-residential construction market shows meaningful improvement and (ii) metals pricing increases from current levels.

We will continue to focus on working capital management and maximizing profitability of our existing businesses. We expect strong cash flow from operations during the remainder of 2015 that will allow us to continue our growth through both acquisitions and internal investment and our commitment to return value to our shareholders through dividend payments and opportunistic share repurchases. Our operating and growth strategies have helped us achieve industry-leading operating results on a consistent basis and we remain confident in our ability to continue our track record of success going forward.

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox’s in-house processing services include saw cutting, plate burning and testing. Net sales of Fox for the three months ended March 31, 2015 were $9.8 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS for the three months ended March 31, 2015 were $68.1 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. NIS focuses on customers requiring extensive fabrication services and/or critical delivery timelines with a large concentration in the energy and petrochemical sectors. Net sales of NIS for the three months ended March 31, 2015 were $4.5 million.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth certain income statement data for the three-month periods ended March 31, 2015 and 2014 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2015		2014
		% of		% of
	$	Net Sales	$	Net Sales

Net sales	$2,614.4	100.0%	$2,553.0	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,943.7	74.3	1,905.8	74.6

Gross profit (1)	670.7	25.7	647.2	25.4

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)(2)	446.1	17.1	441.0	17.3

Depreciation expense	41.0	1.6	37.8	1.5

Amortization expense	14.3	0.5	14.1	0.6

Operating income	$169.3	6.5%	$154.3	6.0%

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

(2)                                     S,G&A includes a $10.3 million non-recurring charge in the three-month period ended March 31, 2014 related to certain settled litigation.

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change
	(in millions)
Net sales	$2,614.4	$2,553.0	$61.4	2.4%
Net sales, same-store	$2,525.3	$2,553.0	$(27.7)	(1.1)%

	Three Months Ended
	March 31,		Tons	Percentage
	2015	2014	Change	Change
	(in thousands)
Tons sold	1,544.5	1,532.4	12.1	0.8%
Tons sold, same-store	1,531.2	1,532.4	(1.2)	(0.1)%

	Three Months Ended
	March 31,		Price	Percentage
	2015	2014	Change	Change
Average selling price per ton sold	$1,688	$1,673	$15	0.9%
Average selling price per ton sold, same-store	$1,644	$1,673	$(29)	(1.7)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2014 acquisitions.

Our consolidated sales and tons sold are up in the 2015 first quarter compared to the same period in 2014 mainly due to our 2014 acquisitions. During the 2015 first quarter, same-store tons sold were down 0.1% from the same period in 2014; however, our performance outpaced the industry data reported by the Metals Service Center Institute, which indicated tons were down 1.6% during the first quarter of 2015.

End markets that continued to perform well for us during the 2015 first quarter compared to the same period in 2014 were auto, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry continued to perform reasonably well, despite some downward pressure on agricultural and construction equipment towards the end of the 2015 first quarter. Non-residential construction, our largest end market, continued to improve modestly during the first quarter of 2015, albeit at significantly reduced demand levels from its peak in 2006. Sales to the energy market (oil and gas), estimated at approximately 8% to 10% of our total sales, declined in the 2015 first quarter due to weak oil prices.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

The most significant challenge in the three-month period ended March 31, 2015 continued to be weaker metals pricing largely due to the historically high levels of imports. Though our average selling prices increased in the three-month period ended March 31, 2015, this was primarily due to the change in product mix from our 2014 acquisition of AMS.  Our same-store average selling price was below that observed in the 2014 first quarter due to lower raw material prices, increased imports and a strong U.S. dollar which put significant downward pressure on pricing for many steel products.

Our major commodity selling prices for the three months ended March 31, 2015 changed from the three months ended March 31, 2014 as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	(0.7)%	(0.9)%
Aluminum	6.5%	1.3%
Stainless steel	6.9%	6.5%
Alloy	0.4%	(0.2)%

Our AMS acquisition in August 2014 contributed to the increase in our overall average selling price as AMS’s product mix is more heavily weighted toward heat-treated aluminum products than our overall company-wide mix and heat-treated aluminum products generally have higher selling prices than most of the other products we sell. In the 2015 three-month period, carbon steel sales decreased to 53% of total sales from 55% in the comparable 2014 period and aluminum sales increased to 17% from 15% during these same periods.

Cost of Sales

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$1,943.7	74.3%	$1,905.8	74.6%	$37.9	2.0%

The increase in cost of sales in the three-month period ended March 31, 2015 is mainly due to increases in our tons sold and a higher average selling price per ton sold resulting from our 2014 acquisitions. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $7.5 million in the three-month period ended March 31, 2015 compared to a charge, or expense, of $5.0 million in the same period of 2014. Lower metal costs in our inventory as of March 31, 2015 as compared to December 31, 2014 resulted in LIFO income in 2015.

Gross Profit

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$670.7	25.7%	$647.2	25.4%	$23.5	3.6%

The increase in our gross profit in the three-month period ended March 31, 2015 is primarily due to the contribution from our 2014 acquisitions. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$446.1	17.1%	$441.0	17.3%	$5.1	1.2%
S,G&A expense, same-store	$434.1	17.2%	$441.0	17.3%	$(6.9)	(1.6)%
Depreciation & amortization expense	$55.3	2.1%	$51.9	2.1%	$3.4	6.6%

Our 2015 first quarter expenses increased mainly due to the additional expenses of our 2014 acquisitions. Excluding the $10.3 million of charges related to the antitrust litigation matter in the first quarter of 2014, our same-store S,G&A expense in the 2015 three-month period was up slightly as a percent of sales when compared to the same period in 2014.

The increase in depreciation and amortization expense was mainly due to our 2014 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$169.3	6.5%	$154.3	6.0%	$15.0	9.7%

Our operating income was higher primarily due to the contributions of our 2014 acquisitions and our increased gross profit margin discussed above. Our operating margin increased in the 2015 first quarter as compared to the 2014 first quarter mainly due to non-recurring legal costs and accruals related to the antitrust litigation matter that were included in the 2014 period.

Other Income (Expense)

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest	$(20.6)	(0.8)%	$(20.2)	(0.8)%	$(0.4)	2.0%
Other income, net	$1.9	0.1%	$—	—%	$1.9	100.0%

The change in other income, net was primarily due to higher redemptions from company-owned life insurance policies.

Income Tax Rate

Our effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 31.7% and 34.5%, respectively. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different in amounts during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%. Lower income tax rates in certain states and foreign jurisdictions contributed to our lower effective income tax rate in the 2015 first quarter.

Net Income

	Three Months Ended
	March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$101.3	3.9%	$87.2	3.4%	$14.1	16.2%

The increase in our net income was primarily the result of higher operating income and a lower effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $171.4 million in the three-month period ended March 31, 2015 compared to $68.8 million provided in the same period in 2014. The increase was mainly due to a larger working capital (primarily accounts receivable and inventory) investment in the 2014 three-month period due to the improving metals pricing environment during that period. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2015, our days sales outstanding rate was approximately 41.7 days compared to 41.4 days at December 31, 2014.  Our inventory turn rate (based on dollars) during the three-month period ended March 31, 2015 was about 3.9 times (or 3.1 months on hand), compared to our 2014 annual rate of 4.1 times (or 2.9 months on hand).

Investing Activities

Net cash used in investing activities of $27.2 million in the three-month period ended March 31, 2015 was mainly comprised of our capital expenditures. Capital expenditures were $31.3 million for the three-month period ended March 31, 2015 compared to $28.9 million during the same period in 2014. The majority of our 2015 capital expenditures relate to growth initiatives to expand or relocate existing facilities, adding or upgrading equipment, and ongoing maintenance requirements.

Financing Activities

Our net cash used in financing activities of $146.0 million in the three-month period ended March 31, 2015 was mainly comprised of share repurchases and dividend payments to our shareholders offset by net debt borrowings. We used cash of $171.2 million for the share repurchases that settled in the three-month period ended March 31, 2015, while there were no repurchases during the same period in 2014. We paid dividends of $31.7 million during the three-month period ended March 31, 2015, an increase of $4.6 million from the same period in 2014 due to an increase in our regular quarterly dividend rate. Net debt borrowings in the three-month period ended March 31, 2015 were $53.1 million compared to $18.6 million in the same period in 2014.

On February 17, 2015, our Board of Directors increased our regular quarterly dividend to $0.40 per share of common stock, an increase of 14% from $0.35 per share. On April 21, 2015, the Board declared the 2015 second quarter cash dividend of $0.40 per share of common stock. We have increased our dividend 22 times since our IPO in 1994 and have paid regular quarterly dividends to our shareholders for 56 consecutive years.

On October 21, 2014, our Board of Directors extended the duration of our share repurchase plan to December 31, 2017. During March 2015, we repurchased 3,187,235 shares of our common stock at an average cost of $58.02 per share for $184.9 million through open market purchases, including 231,626 shares for $13.7 million that were pending settlement at March 31, 2015, under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In April 2015, we repurchased an additional 251,165 shares at an average cost of $59.97 per share for $15.1 million. Since initiating the share repurchase plan in 1994 we have purchased approximately 19.4 million shares at an average cost of $27.31 per share. As of May 1, 2015, we had authorization under the plan to purchase an additional 3,684,833 shares, or about 5% of our outstanding shares, under our existing share repurchase plan.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2015 was $2.37 billion, up slightly from $2.32 billion at December 31, 2014. At March 31, 2015, we had $734.0 million in outstanding borrowings, $58.9 million of issued letters of credit and $707.1 million available on our revolving credit facility. As of March 31, 2015, our net debt-to-total-capital ratio was 36.3%, up from 35.0% as of December 31, 2014.

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

Other revolving credit facilities with a combined credit limit of approximately $76.7 million are in place for operations in Asia and Europe with combined outstanding balances of $48.3 million as of March 31, 2015 and December 31, 2014.

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

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance were used to partially fund the acquisition of Metals USA Holdings Corp. (“Metals USA”).

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

The $500.0 million term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.5 million as of March 31, 2015 that have maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $41.4 million as of March 31, 2015. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of March 31, 2015, we had $578.7 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018. We believe that we will continue to have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet future operating needs. We believe our investment grade credit rating enhances our ability to effectively raise funding, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended March 31, 2015 was approximately 7.6 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of March 31, 2015, calculated in accordance with the terms of the Credit Agreement, was 37.8% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance shareholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 88% of our consolidated EBITDA for the last twelve months and approximately 85% of consolidated tangible assets as of March 31, 2015.

We were in compliance with all material covenants in our debt agreements at March 31, 2015.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2015 and December 31, 2014, we were contingently liable under standby letters of credit in the aggregate amount of $58.9 million. The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2015, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.73 billion at March 31, 2015, or approximately 21.9% of total assets, or 43.5% of Reliance shareholders’ equity. Additionally, other intangible assets, net amounted to $1.22 billion at March 31, 2015, or approximately 15.5% of total assets, or 30.7% of Reliance shareholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements.

New Accounting Guidance

See “Note 2 — Impact of Recently Issued Accounting Guidance” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2014. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is hereby incorporated by reference to the material appearing in Note 9 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the caption “Legal Matters.”

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (1)
January 1 - January 31, 2015	—	—	—	7,123,233
February 1 - February 28, 2015	—	—	—	7,123,233
March 1 - March 31, 2015	3,187,235	$58.02	3,187,235	3,935,998
Total	3,187,235		3,187,235

(1)                  In May 2005, our Board of Directors amended and restated our stock repurchase plan authorizing the repurchase of up to 12,000,000 shares of our common stock through December 31, 2014. On October 21, 2014, our Board of Directors again amended and restated our share repurchase plan extending its duration to December 31, 2017. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the plan, shares may be repurchased in the open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The 3,935,998 represents the remaining shares available to repurchase under the authorized repurchase plan and includes 231,626 shares pending settlement at March 31, 2015 but does not reflect 251,165 additional shares purchased in April 2015.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 1, 2015	By:	/s/ David H. Hannah
David H. Hannah
Chairman and
Chief Executive Officer

	By:	/s/ Karla R. Lewis
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