Form 10-Q
period 2015-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2015-07-31
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to                                               .

Commission file number:  001-13122

RELIANCE STEEL & ALUMINUM CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)

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

Yes  ☐  No  ☑

As of July 30, 2015, 73,469,819 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	June 30,	December 31,
	2015	2014*
Current assets:
Cash and cash equivalents	$131.9	$106.2
Accounts receivable, less allowance for doubtful accounts of $19.4 at June 30, 2015 and $18.3 at December 31, 2014	1,117.1	1,144.6
Inventories	1,672.8	1,752.1
Prepaid expenses and other current assets	56.0	71.8
Income taxes receivable	14.7	—
Deferred income taxes	46.4	46.4
Total current assets	3,038.9	3,121.1
Property, plant and equipment:
Land	197.2	197.5
Buildings	990.5	983.2
Machinery and equipment	1,539.4	1,479.8
Accumulated depreciation	(1,078.5)	(1,004.1)
	1,648.6	1,656.4

Goodwill	1,732.4	1,736.4
Intangible assets, net	1,195.9	1,227.4
Cash surrender value of life insurance policies, net	40.4	46.4
Other assets	35.0	34.7
Total assets	$7,691.2	$7,822.4

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$371.0	$286.5
Accrued expenses	82.7	98.2
Accrued compensation and retirement costs	106.8	128.4
Accrued insurance costs	43.7	46.6
Current maturities of long-term debt and short-term borrowings	107.1	93.9
Income taxes payable	—	9.2
Total current liabilities	711.3	662.8
Long-term debt	2,094.3	2,208.1
Long-term retirement costs	104.7	102.2
Other long-term liabilities	28.0	28.5
Deferred income taxes	690.6	692.9
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares — 74,379,301 at June 30, 2015 and 77,337,251 at December 31, 2014	641.0	819.4
Retained earnings	3,457.6	3,328.5
Accumulated other comprehensive loss	(66.3)	(48.9)
Total Reliance stockholders’ equity	4,032.3	4,099.0
Noncontrolling interests	30.0	28.9
Total equity	4,062.3	4,127.9
Total liabilities and equity	$7,691.2	$7,822.4

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$2,423.7	$2,616.8	$5,038.1	$5,169.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,767.8	1,943.5	3,711.5	3,849.3
Warehouse, delivery, selling, general and administrative	440.8	444.9	886.9	885.9
Depreciation and amortization	54.9	52.7	110.2	104.6
	2,263.5	2,441.1	4,708.6	4,839.8

Operating income	160.2	175.7	329.5	330.0

Other expense:
Interest	(21.5)	(20.2)	(42.1)	(40.4)
Other expense, net	(2.8)	(1.3)	(0.9)	(1.3)
Income before income taxes	135.9	154.2	286.5	288.3
Income tax provision	44.3	56.4	92.0	102.6
Net income	91.6	97.8	194.5	185.7
Less: Net income attributable to noncontrolling interests	1.4	1.3	3.0	2.0
Net income attributable to Reliance	$90.2	$96.5	$191.5	$183.7

Earnings per share attributable to Reliance stockholders:
Diluted	$1.20	$1.22	$2.50	$2.34
Basic	$1.21	$1.24	$2.53	$2.37

Cash dividends per share	$0.40	$0.35	$0.80	$0.70

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$91.6	$97.8	$194.5	$185.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7.9	14.2	(17.0)	5.3
Unrealized (loss) gain on investments, net of tax	(0.5)	—	(0.4)	0.1
Total other comprehensive income (loss)	7.4	14.2	(17.4)	5.4
Comprehensive income	99.0	112.0	177.1	191.1
Less: comprehensive income attributable to noncontrolling interests	1.4	1.3	3.0	2.0
Comprehensive income attributable to Reliance	$97.6	$110.7	$174.1	$189.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$194.5	$185.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110.2	104.6
Deferred income tax benefit	(2.0)	(1.5)
Gain on sales of property, plant and equipment	(0.3)	(1.0)
Stock-based compensation expense	12.4	12.9
Other	5.1	3.4
Changes in operating assets and liabilities:
Accounts receivable	25.0	(188.0)
Inventories	75.3	(230.4)
Prepaid expenses and other assets	0.4	37.2
Accounts payable and other liabilities	43.3	186.6
Net cash provided by operating activities	463.9	109.5

Investing activities:
Purchases of property, plant and equipment	(77.1)	(86.9)
Proceeds from sale of business, net	—	26.2
Other	(1.5)	(9.0)
Net cash used in investing activities	(78.6)	(69.7)

Financing activities:
Net short-term debt borrowings (repayments)	6.8	(3.6)
Proceeds from long-term debt borrowings	412.0	297.0
Principal payments on long-term debt	(521.8)	(270.3)
Dividends and dividend equivalents paid	(61.4)	(54.4)
Exercise of stock options	10.6	21.3
Share repurchases	(200.0)	—
Other	(4.3)	(1.1)
Net cash used in financing activities	(358.1)	(11.1)
Effect of exchange rate changes on cash	(1.5)	1.2
Increase in cash and cash equivalents	25.7	29.9
Cash and cash equivalents at beginning of year	106.2	83.6
Cash and cash equivalents at end of period	$131.9	$113.5

Supplemental cash flow information:
Interest paid during the period	$42.2	$40.5
Income taxes paid during the period, net	$118.2	$62.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. Our investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting changes which simplify the presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. We adopted these accounting changes during the three months ended June 30, 2015, which resulted in a $14.2 million reduction of our Intangible assets, net and Long-term debt at December 31, 2014.

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

3.  Acquisitions

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox’s in-house processing services include saw cutting, plate burning and testing. Net sales of Fox for the six months ended June 30, 2015 were $14.9 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS for the six months ended June 30, 2015 were $132.1 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS for the six months ended June 30, 2015 were $9.1 million.

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

Purchase price allocations

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of June 30, 2015 and December 31, 2014. The purchase price allocations for the 2014 acquisitions are preliminary and are pending the completion of various pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2015	$1,736.4
Acquisition	0.3
Purchase price allocation adjustment	(0.4)
Effect of foreign currency translation	(3.9)
Balance at June 30, 2015	$1,732.4

We had no accumulated impairment losses related to goodwill at June 30, 2015.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2015		December 31, 2014
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.4	$1.4	$(0.9)	$2.3	$(1.7)
Customer lists/relationships	14.2	690.9	(273.7)	694.7	(249.3)
Software – internal use	10.0	8.1	(7.5)	8.1	(7.1)
Other	5.4	6.4	(4.4)	7.2	(4.5)
		706.8	(286.5)	712.3	(262.6)
Intangible assets not subject to amortization:
Trade names		775.6	—	777.7	—
		$1,482.4	$(286.5)	$1,490.0	$(262.6)

We recognized amortization expense for intangible assets of $27.7 million and $28.2 million for the six months ended June 30, 2015 and 2014, respectively. Other changes in intangible assets, net during the six months ended June 30, 2015 are mainly due to foreign currency translation losses of $4.7 million.

The following is a summary of estimated aggregate amortization expense for the remaining six months of 2015 and each of the succeeding five years:

(in millions)
2015	$26.7
2016	52.0
2017	47.7
2018	43.4
2019	43.3
2020	43.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

6.  Debt

Debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$585.0	$675.0
Unsecured term loan due from September 30, 2015 to April 4, 2018	423.8	442.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	107.8	101.6
Total	2,216.6	2,319.1
Less: unamortized discount and debt issuance costs	(15.2)	(17.1)
Less: amounts due within one year and short-term borrowings	(107.1)	(93.9)
Total long-term debt	$2,094.3	$2,208.1

Unsecured Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement with 26 banks as lenders (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan during the three-month period ended June 30, 2015 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement.

Weighted average interest rates on borrowings outstanding on the revolving credit facility and term loan were 1.44% and 1.42% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had $585.0 million of outstanding borrowings, $58.9 million of letters of credit issued and $856.1 million available on the revolving credit facility.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by certain of our 100%-owned domestic subsidiaries that guarantee our revolving credit facility. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of both a change in control and a downgrade of our credit rating.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $80.6 million are in place for operations in Asia and Europe with combined outstanding balances of $55.3 million and $48.3 million as of June 30, 2015 and December 31, 2014, respectively.

Pursuant to our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.5 million as of June 30, 2015 and December 31, 2014 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $41.1 million and $41.8 million as of June 30, 2015 and December 31, 2014, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

We were in compliance with all material covenants in our debt agreements at June 30, 2015.

7.  Income Taxes

Our effective income tax rates for the three-month periods ended June 30, 2015 and 2014 were 32.6% and 36.6%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2015 and 2014 were 32.1% and 35.6%, respectively. Our 2014 three-month and six-month period effective income tax rates were unfavorably impacted by the sale of certain non-core assets acquired in the Metals USA acquisition. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Reincorporation

During the second quarter of 2015, the Company’s shareholders approved the reincorporation of the Company from California by means of a merger with and into a wholly-owned Delaware subsidiary. The reincorporation did not result in any change in the business, physical location, management, assets, liabilities, net worth or number of authorized shares of the Company. The Company’s common stock continues to be listed under the symbol “RS” on the New York Stock Exchange. However, the amendments to the Company’s Restated Articles of Incorporation established par value of the Company’s common stock and unissued preferred stock of $0.001 per share.

Common Stock

During the three months ended June 30, 2015, we issued 112,175 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $4.5 million. During the six months ended June 30, 2015, we issued 221,731 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $10.6 million. In addition, during the six months ended June 30, 2015, we issued 258,719 shares of common stock pursuant to vested performance and time-based restricted stock units (“RSUs”) that were granted in 2012.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Dividends

On July 21, 2015, our Board of Directors declared the 2015 third quarter cash dividend of $0.40 per share. The dividend is payable on September 11, 2015 to stockholders of record as of August 14, 2015.

During the three months ended June 30, 2015, we declared and paid a quarterly dividend of $0.40 per share, or $29.7 million in total, compared to a quarterly dividend of $0.35 per share, or $27.2 million in total, for the same period in 2014. During the six months ended June 30, 2015, we declared and paid quarterly dividends of $0.80 per share, or $60.4 million in total, compared to quarterly dividends of $0.70 per share, or $54.4 million in total, for the same period in 2014. During the six months ended June 30, 2015, we also paid $1.0 million in dividend equivalents with respect to vested RSUs.

Stock-Based Compensation

We annually grant time-based and performance-based RSUs, which have both service and performance goal criteria, to officers and key employees that generally have 3-year vesting periods. Additionally, we grant restricted stock to the non-employee members of the Board of Directors. The fair value of the RSUs and restricted stock is determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested restricted stock grants and time-based and performance-based RSUs as of June 30, 2015 and changes during the period then ended is as follows:

		Weighted
		Average
		Grant Date
Unvested RSUs and Restricted Stock	Shares	Fair Value
Unvested at January 1, 2015	846,760	$65.10
Granted(1)	570,479	59.42
Vested	(75,719)	58.87
Canceled	(91,995)	58.06
Unvested at June 30, 2015	1,249,525	$63.31
Shares reserved for future grants (all plans)	2,088,837

(1)             557,760 RSUs, including 225,450 performance-based RSUs, and 12,719 restricted stock grants.

Share Repurchase Plan

During the three months ended June 30, 2015, we repurchased 251,165 shares of our common stock at an average cost of $59.97 per share for $15.1 million through open market purchases under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the six months ended June 30, 2015, we repurchased 3,438,400 shares of our common stock at an average cost of $58.17 per share for $200.0 million through open market purchases, including under a plan complying with Rule 10b5-1 under the Exchange Act. During the period July 1, 2015 through July 30, 2015, we repurchased an additional 1,206,586 shares at an average cost of $59.11 per share for $71.3 million under a plan complying with Rule 10b5-1 under the Exchange Act. Since initiating the share repurchase plan in 1994 we have purchased approximately 20.6 million shares at an average cost of $29.17 per share. As of July 30, 2015, we had authorization to purchase an additional 2,478,247 shares (or about 3% of shares currently outstanding) under our existing share repurchase plan. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Unrealized	Pension and	Accumulated
	Foreign Currency	Gain (Loss) on	Postretirement	Other
	Translation	Investments,	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Net of Tax	Loss
	(in millions)

Balance as of January 1, 2015	$(23.2)	$0.4	$(26.1)	$(48.9)
Current-period change	(17.0)	(0.4)	—	(17.4)
Balance as of June 30, 2015	$(40.2)	$—	$(26.1)	$(66.3)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $15.6 million as of June 30, 2015 and December 31, 2014.

9.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with certain environmental remediation projects related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our 100%-owned subsidiary, that were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that have covered costs incurred to-date, and are expected to continue to cover the majority of the remaining costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$90.2	$96.5	$191.5	$183.7
Denominator:
Weighted average shares outstanding	74,316,582	77,735,301	75,710,182	77,621,983
Dilutive effect of stock-based awards	777,480	1,042,451	745,267	946,439
Weighted average diluted shares outstanding	75,094,062	78,777,752	76,455,449	78,568,422

Earnings per share attributable to Reliance stockholders:
Diluted	$1.20	$1.22	$2.50	$2.34
Basic	$1.21	$1.24	$2.53	$2.37

The computations of earnings per share for the three months ended June 30, 2015 and 2014 do not include 39,834 and 46,255 weighted average shares for RSUs and stock options, respectively, because their inclusion would have been anti-dilutive.

The computations of earnings per share for the six months ended June 30, 2015 and 2014 do not include 123,617 and 31,940 weighted average shares for RSUs and stock options, respectively, because their inclusion would have been anti-dilutive.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Balance Sheet

As of June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$44.1	$1.7	$86.1	$—	$131.9
Accounts receivable, net	79.1	887.6	170.4	(20.0)	1,117.1
Inventories	53.6	1,367.3	251.9	—	1,672.8
Income taxes receivable	63.2	—	—	(48.5)	14.7
Other current assets	126.7	36.1	16.3	(76.7)	102.4
Total current assets	366.7	2,292.7	524.7	(145.2)	3,038.9

Investments in subsidiaries	4,895.5	299.9	—	(5,195.4)	—
Property, plant and equipment, net	104.0	1,330.9	213.7	—	1,648.6
Goodwill	23.8	1,570.9	137.7	—	1,732.4
Intangible assets, net	15.1	1,034.6	146.2	—	1,195.9
Intercompany receivables	1,120.2	33.7	23.2	(1,177.1)	—
Other assets	25.1	44.6	5.7	—	75.4
Total assets	$6,550.4	$6,607.3	$1,051.2	$(6,517.7)	$7,691.2

Liabilities & Equity
Accounts payable	$36.6	$269.5	$84.9	$(20.0)	$371.0
Accrued compensation and retirement costs	17.8	79.1	9.9	—	106.8
Other current liabilities	54.3	61.7	59.8	(49.4)	126.4
Deferred income taxes	—	75.2	0.6	(75.8)	—
Current maturities of long-term debt and short-term borrowings	50.0	—	57.1	—	107.1
Total current liabilities	158.7	485.5	212.3	(145.2)	711.3
Long-term debt	2,043.5	5.7	45.1	—	2,094.3
Intercompany borrowings	—	1,023.4	153.7	(1,177.1)	—
Other long-term liabilities	315.9	454.9	52.5	—	823.3
Total Reliance stockholders’ equity	4,032.3	4,631.2	564.2	(5,195.4)	4,032.3
Noncontrolling interests	—	6.6	23.4	—	30.0
Total equity	4,032.3	4,637.8	587.6	(5,195.4)	4,062.3
Total liabilities and equity	$6,550.4	$6,607.3	$1,051.2	$(6,517.7)	$7,691.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Balance Sheet

As of December 31, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$41.9	$(8.3)	$72.6	$—	$106.2
Accounts receivable, net	72.7	923.1	164.8	(16.0)	1,144.6
Inventories	57.6	1,454.2	240.3	—	1,752.1
Other current assets	139.3	38.5	16.1	(75.7)	118.2
Total current assets	311.5	2,407.5	493.8	(91.7)	3,121.1

Investments in subsidiaries	4,891.8	299.9	—	(5,191.7)	—
Property, plant and equipment, net	103.8	1,333.7	218.9	—	1,656.4
Goodwill	23.8	1,571.0	141.6	—	1,736.4
Intangible assets, net	16.1	1,056.7	154.6	—	1,227.4
Intercompany receivables	1,361.7	26.1	18.2	(1,406.0)	—
Other assets	22.7	52.5	5.9	—	81.1
Total assets	$6,731.4	$6,747.4	$1,033.0	$(6,689.4)	$7,822.4

Liabilities & Equity
Accounts payable	$29.2	$212.3	$60.6	$(15.6)	$286.5
Accrued compensation and retirement costs	23.9	89.9	14.6	—	128.4
Other current liabilities	65.2	26.1	62.6	0.1	154.0
Deferred income taxes	—	75.1	0.6	(75.7)	—
Current maturities of long-term debt and short-term borrowings	43.8	—	50.1	—	93.9
Total current liabilities	162.1	403.4	188.5	(91.2)	662.8
Long-term debt	2,156.6	5.7	45.8	—	2,208.1
Intercompany borrowings	—	1,242.5	163.5	(1,406.0)	—
Other long-term liabilities	313.7	456.2	54.1	(0.4)	823.6
Total Reliance stockholders’ equity	4,099.0	4,633.4	558.4	(5,191.8)	4,099.0
Noncontrolling interests	—	6.2	22.7	—	28.9
Total equity	4,099.0	4,639.6	581.1	(5,191.8)	4,127.9
Total liabilities and equity	$6,731.4	$6,747.4	$1,033.0	$(6,689.4)	$7,822.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$185.6	$2,069.2	$219.4	$(50.5)	$2,423.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	128.4	1,521.4	168.6	(50.6)	1,767.8
Warehouse, delivery, selling, general and administrative	41.5	379.9	37.2	(17.8)	440.8
Depreciation and amortization	3.9	45.3	5.7	—	54.9
	173.8	1,946.6	211.5	(68.4)	2,263.5

Operating income	11.8	122.6	7.9	17.9	160.2

Other income (expense):
Interest	(20.6)	(5.1)	(1.8)	6.0	(21.5)
Other income (expense), net	18.5	(0.7)	3.3	(23.9)	(2.8)
Income before equity in earnings of subsidiaries and income taxes	9.7	116.8	9.4	—	135.9
Equity in earnings of subsidiaries	74.0	2.6	—	(76.6)	—
Income before income taxes	83.7	119.4	9.4	(76.6)	135.9
Income tax (benefit) provision	(6.5)	45.7	5.1	—	44.3
Net income	90.2	73.7	4.3	(76.6)	91.6
Less: Net income attributable to noncontrolling interests	—	1.3	0.1	—	1.4
Net income attributable to Reliance	$90.2	$72.4	$4.2	$(76.6)	$90.2
Comprehensive income attributable to Reliance	$97.6	$76.8	$6.3	$(83.1)	$97.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$191.8	$2,311.4	$173.6	$(60.0)	$2,616.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	136.0	1,738.6	128.9	(60.0)	1,943.5
Warehouse, delivery, selling, general and administrative	42.6	387.6	31.1	(16.4)	444.9
Depreciation and amortization	5.0	42.9	4.8	—	52.7
	183.6	2,169.1	164.8	(76.4)	2,441.1

Operating income	8.2	142.3	8.8	16.4	175.7

Other income (expense):
Interest	(19.3)	(7.6)	(1.3)	8.0	(20.2)
Other income (expense), net	23.1	0.4	(0.4)	(24.4)	(1.3)
Income before equity in earnings of subsidiaries and income taxes	12.0	135.1	7.1	—	154.2
Equity in earnings of subsidiaries	76.5	3.8	—	(80.3)	—
Income before income taxes	88.5	138.9	7.1	(80.3)	154.2
Income tax (benefit) provision	(8.0)	61.4	3.0	—	56.4
Net income	96.5	77.5	4.1	(80.3)	97.8
Less: Net income attributable to noncontrolling interests	—	1.2	0.1	—	1.3
Net income attributable to Reliance	$96.5	$76.3	$4.0	$(80.3)	$96.5
Comprehensive income attributable to Reliance	$110.7	$84.8	$17.5	$(102.3)	$110.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$377.7	$4,306.3	$457.3	$(103.2)	$5,038.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	283.5	3,182.3	349.0	(103.3)	3,711.5
Warehouse, delivery, selling, general and administrative	81.4	765.3	74.6	(34.4)	886.9
Depreciation and amortization	9.0	89.8	11.4	—	110.2
	373.9	4,037.4	435.0	(137.7)	4,708.6

Operating income	3.8	268.9	22.3	34.5	329.5

Other income (expense):
Interest	(40.2)	(11.0)	(3.3)	12.4	(42.1)
Other income (expense), net	37.4	(0.4)	9.0	(46.9)	(0.9)
Income before equity in earnings of subsidiaries and income taxes	1.0	257.5	28.0	—	286.5
Equity in earnings of subsidiaries	172.8	6.1	—	(178.9)	—
Income before income taxes	173.8	263.6	28.0	(178.9)	286.5
Income tax (benefit) provision	(17.7)	100.7	9.0	—	92.0
Net income	191.5	162.9	19.0	(178.9)	194.5
Less: Net income attributable to noncontrolling interests	—	2.7	0.3	—	3.0
Net income attributable to Reliance	$191.5	$160.2	$18.7	$(178.9)	$191.5
Comprehensive income attributable to Reliance	$174.1	$146.9	$0.5	$(147.4)	$174.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$374.2	$4,556.3	$361.2	$(121.9)	$5,169.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	282.1	3,417.2	271.9	(121.9)	3,849.3
Warehouse, delivery, selling, general and administrative	87.7	768.7	62.3	(32.8)	885.9
Depreciation and amortization	9.5	85.8	9.3	—	104.6
	379.3	4,271.7	343.5	(154.7)	4,839.8

Operating (loss) income	(5.1)	284.6	17.7	32.8	330.0

Other income (expense):
Interest	(38.5)	(13.8)	(2.5)	14.4	(40.4)
Other income (expense), net	43.6	0.2	2.1	(47.2)	(1.3)
Income before equity in earnings of subsidiaries and income taxes	—	271.0	17.3	—	288.3
Equity in earnings of subsidiaries	161.2	6.6	—	(167.8)	—
Income before income taxes	161.2	277.6	17.3	(167.8)	288.3
Income tax (benefit) provision	(22.5)	118.2	6.9	—	102.6
Net income	183.7	159.4	10.4	(167.8)	185.7
Less: Net income attributable to noncontrolling interests	—	1.9	0.1	—	2.0
Net income attributable to Reliance	$183.7	$157.5	$10.3	$(167.8)	$183.7
Comprehensive income attributable to Reliance	$189.1	$158.5	$14.7	$(173.2)	$189.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Cash Flow Statement

For the Six Months Ended June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$130.1	$304.2	$29.6	$—	$463.9

Investing activities:
Purchases of property, plant and equipment	(7.4)	(65.0)	(4.7)	—	(77.1)
Net repayments from subsidiaries	241.5	—	—	(241.5)	—
Other investing activities, net	—	(1.5)	—	—	(1.5)
Net cash provided by (used in) investing activities	234.1	(66.5)	(4.7)	(241.5)	(78.6)

Financing activities:
Net short-term debt borrowings	—	—	6.8	—	6.8
Proceeds from long-term debt borrowings	412.0	—	—	—	412.0
Principal payments on long-term debt	(520.8)	(1.0)	—	—	(521.8)
Dividends and dividend equivalents paid	(61.4)	—	—	—	(61.4)
Share repurchases	(200.0)	—	—	—	(200.0)
Net intercompany repayments	—	(226.7)	(14.8)	241.5	—
Other financing activities, net	8.2	—	(1.9)	—	6.3
Net cash used in financing activities	(362.0)	(227.7)	(9.9)	241.5	(358.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Increase in cash and cash equivalents	2.2	10.0	13.5	—	25.7
Cash and cash equivalents at beginning of year	41.9	(8.3)	72.6	—	106.2
Cash and cash equivalents at end of period	$44.1	$1.7	$86.1	$—	$131.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Condensed Unaudited Consolidating Cash Flow Statement

For the Six Months Ended June 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$167.8	$(63.2)	$4.9	$—	$109.5

Investing activities:
Purchases of property, plant and equipment	(10.4)	(72.7)	(3.8)	—	(86.9)
Net advances to subsidiaries	(123.0)	—	—	123.0	—
Other investing activities, net	0.1	(9.1)	26.2	—	17.2
Net cash (used) in provided by investing activities	(133.3)	(81.8)	22.4	123.0	(69.7)

Financing activities:
Net short-term debt repayments	—	—	(3.6)	—	(3.6)
Proceeds from long-term debt borrowings	297.0	—	—	—	297.0
Principal payments on long-term debt	(269.5)	(0.8)	—	—	(270.3)
Dividends and dividend equivalents paid	(54.4)	—	—	—	(54.4)
Net intercompany borrowings (repayments)	—	137.5	(14.5)	(123.0)	—
Other financing activities, net	22.1	(1.9)	—	—	20.2
Net cash (used in) provided by financing activities	(4.8)	134.8	(18.1)	(123.0)	(11.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.2	—	1.2
Increase (decrease) in cash and cash equivalents	29.7	(10.2)	10.4	—	29.9
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6
Cash and cash equivalents at end of period	$49.4	$(11.0)	$75.1	$—	$113.5

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

Overview

We achieved solid operational performance in the three-month and six-month periods ended June 30, 2015 despite ongoing industry headwinds that negatively impacted metals pricing. Our sales for the three-month period ended June 30, 2015 were $2.42 billion, down 7.4% from $2.62 billion in the same period in 2014. During the six-month period ended June 30, 2015, sales were $5.04 billion, down 2.5% from $5.17 billion in the same period in 2014.

Our same-store tons sold were down only 2.8% and 1.4% in the three-month and six-month periods ended June 30, 2015, respectively, compared to the same 2014 periods and compared favorably to the 8.3% and 5.0% declines for the industry reported by the Metals Service Center Institute (“MSCI”) over these same periods, respectively. Demand was relatively strong in most of our end markets, with the exception of the energy market (oil and gas) that continued to decline throughout the 2015 first half. Our average selling price has decreased sequentially for three quarters in a row largely due to the historically high levels of imports, supported in part by the strength of the U.S. Dollar. Our 2015 second quarter same-store average selling price decreased 8.6% from the second quarter of 2014 and decreased 5.3% from the 2015 first quarter.

We were able to maintain our gross profit margin within our historical range of 25% to 27% despite the difficult pricing environment mainly due to our disciplined sales strategy, focus on small, quick-turn orders and value-added processing. Due to the decline in metals pricing, especially for carbon steel products, our last-in, first-out (“LIFO”) inventory reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in LIFO income in the 2015 first half, compared to LIFO expense in the comparable 2014 periods, which contributed to our gross profit margin increasing to 27.1% in the 2015 second quarter from 25.7% in the 2014 second quarter and 26.3% in the 2015 first half from 25.5% in the 2014 first half.

Our S,G&A expense decreased $4.1 million, or 0.9%, and increased $1.0 million, or 0.1%, in the three-month and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014. Our S,G&A expense as a percent of sales of 18.2% in the 2015 second quarter and 17.6% in the 2015 first half increased compared to 17.0% and 17.1% in the same 2014 periods, respectively, due to the lower metals pricing environment during the 2015 periods.

Our inventory reduction efforts, combined with declining metals pricing in 2015, decreased our investment in working capital (primarily accounts receivable and inventory), generating a significant increase in cash flow from operations of $463.9 million in the six-month period ended June 30, 2015 compared to $109.5 million in the same period in 2014. Our inventory turn rate (based on dollars) during the six-month period ended June 30, 2015 was fairly consistent with the same period in 2014. However, given our significant first-in, first-out (“FIFO”) inventory reductions of $163 million in the 2015 second quarter, we expect our inventory turn rate to improve in the 2015 second half.

As of June 30, 2015, our net debt-to-total capital ratio was 33.9%, down from 34.9% as of December 31, 2014. We paid down $156 million of debt in the second quarter of 2015 with our strong cash flow and had significant liquidity as of June 30, 2015 with only $585 million outstanding on our $1.5 billion revolving credit facility.

We invested $77.1 million in capital expenditures in the six months ended June 30, 2015, with the majority related to growth activities. In the six months ended June 30, 2015, we repurchased $200 million of our common stock and an additional $71 million from July 1, 2015 through July 30, 2015, further reflecting our commitment to returning value to our stockholders.

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox’s in-house processing services include saw cutting, plate burning and testing. Net sales of Fox for the six months ended June 30, 2015 were $14.9 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS for the six months ended June 30, 2015 were $132.1 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. NIS focuses on customers requiring extensive fabrication services and/or critical delivery timelines with a large concentration in the energy and petrochemical sectors. Net sales of NIS for the six months ended June 30, 2015 were $9.1 million.

Three Months and Six Months Ended June 30, 2015 Compared to Three Months and Six Months Ended June 30, 2014

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2015 and 2014 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$2,423.7	100.0%	$2,616.8	100.0%	$5,038.1	100.0%	$5,169.8	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,767.8	72.9	1,943.5	74.3	3,711.5	73.7	3,849.3	74.5

Gross profit (1)	655.9	27.1	673.3	25.7	1,326.6	26.3	1,320.5	25.5

Warehouse, delivery, selling, general and administrative expense (“S,G&A”)(2)	440.8	18.2	444.9	17.0	886.9	17.6	885.9	17.1

Depreciation expense	41.5	1.7	38.6	1.5	82.5	1.6	76.4	1.5

Amortization expense	13.4	0.6	14.1	0.5	27.7	0.5	28.2	0.5

Operating income	$160.2	6.6%	$175.7	6.7%	$329.5	6.5%	$330.0	6.4%

(1)                                     Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is primarily comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(2)                                     S,G&A includes a $1.2 million and $11.5 million non-recurring charge in the three-month and six-month periods ended June 30, 2014, respectively, related to certain settled litigation.

Net Sales

	June 30,		Dollar	Percentage
	2015	2014	Change	Change
	(in millions)
Net sales (three months ended)	$2,423.7	$2,616.8	$(193.1)	(7.4)%
Net sales (six months ended)	$5,038.1	$5,169.8	$(131.7)	(2.5)%
Net sales, same-store (three months ended)	$2,342.8	$2,616.8	$(274.0)	(10.5)%
Net sales, same-store (six months ended)	$4,868.2	$5,169.8	$(301.6)	(5.8)%

	June 30,		Tons	Percentage
	2015	2014	Change	Change
	(in thousands)
Tons sold (three months ended)	1,508.2	1,539.8	(31.6)	(2.1)%
Tons sold (six months ended)	3,052.7	3,072.2	(19.5)	(0.6)%
Tons sold, same-store (three months ended)	1,497.4	1,539.8	(42.4)	(2.8)%
Tons sold, same-store (six months ended)	3,028.6	3,072.2	(43.6)	(1.4)%

	June 30,		Price	Percentage
	2015	2014	Change	Change
Average selling price per ton sold (three months ended)	$1,600	$1,703	$(103)	(6.0)%
Average selling price per ton sold (six months ended)	$1,645	$1,688	$(43)	(2.5)%
Average selling price per ton sold, same-store (three months ended)	$1,557	$1,703	$(146)	(8.6)%
Average selling price per ton sold, same-store (six months ended)	$1,601	$1,688	$(87)	(5.2)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2014 acquisitions.

Our consolidated sales and tons sold were down in the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 mainly due to lower metals prices and the continued decline in demand in the energy market (oil and gas). For the three-month and six-month periods ended June 30, 2015, same-store tons sold were down 2.8% and 1.4%, respectively, from the comparable 2014 periods; however, our performance outpaced the industry data reported by the MSCI, which indicated tons shipped were down 8.3% and 5.0%, respectively, during the same periods.

End markets that continued to perform well for us in the three-month and six-month periods ended June 30, 2015 when compared to the same 2014 periods were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry also continued to perform reasonably well, despite downward pressure on agricultural and construction equipment in the 2015 second quarter. Non-residential construction, our largest end market, continued to improve modestly during the three-month and six-month periods ended June 30, 2015 albeit at significantly reduced demand levels from its peak in 2006. Sales to the energy market (oil and gas), estimated at approximately 8% to 10% of our total sales, declined significantly during the three-month and six-month periods ended June 30, 2015 due to weak oil prices leading to reduced drilling activity.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

The most significant challenge in the three-month and six-month periods ended June 30, 2015 continued to be weaker metals pricing largely due to the historically high levels of imports in the U.S., lower raw material prices, and a strong U.S. dollar put significant downward pressure on pricing for many steel products.

Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	(8.9)%	(9.0)%	(4.8)%	(5.0)%
Aluminum	6.2%	1.3%	6.4%	1.3%
Stainless steel	(5.1)%	(5.5)%	0.7%	0.3%
Alloy	(5.9)%	(6.3)%	(2.6)%	(3.2)%

Our AMS acquisition in August 2014 contributed to changes in our company-wide mix. In the six months ended June 30, 2015, carbon steel sales decreased to 53% of total sales from 55% in the comparable period and aluminum sales increased to 18% from 15% during this same period.

Cost of Sales

	June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,767.8	72.9%	$1,943.5	74.3%	$(175.7)	(9.0)%
Cost of sales (six months ended)	$3,711.5	73.7%	$3,849.3	74.5%	$(137.8)	(3.6)%

The decrease in cost of sales in the three-month and six-month periods ended June 30, 2015 is mainly due to decreases in our tons sold and a lower average selling price per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $32.5 million and $40.0 million in the three-month and six-month periods ended June 30, 2015 compared to charges, or expense, of $5.0 million and $10.0 million in the same periods of 2014. Lower metal costs in our inventory as of June 30, 2015 as compared to December 31, 2014 resulted in LIFO income in 2015.

Gross Profit

	June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$655.9	27.1%	$673.3	25.7%	$(17.4)	(2.6)%
Gross profit (six months ended)	$1,326.6	26.3%	$1,320.5	25.5%	$6.1	0.5%

Decreased tons sold and a lower average selling price per ton sold in the three-month and six-month periods ended June 30, 2015 negatively impacted gross profits and outweighed the contributions of our 2014 acquisitions. However, our increased LIFO income contributed to the increase in our gross profit in the three-month period ended June 30, 2015 and contributed to our increased gross profit margins in the 2015 periods as compared to the same periods in 2014.  See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense
(three months ended)	$440.8	18.2%	$444.9	17.0%	$(4.1)	(0.9)%
S,G&A expense
(six months ended)	$886.9	17.6%	$885.9	17.1%	$1.0	0.1%
S,G&A expense, same-store
(three months ended)	$428.1	18.3%	$444.9	17.0%	$(16.8)	(3.8)%
S,G&A expense, same-store
(six months ended)	$862.2	17.7%	$885.9	17.1%	$(23.7)	(2.7)%
Depreciation & amortization expense
(three months ended)	$54.9	2.3%	$52.7	2.0%	$2.2	4.2%
Depreciation & amortization expense
(six months ended)	$110.2	2.2%	$104.6	2.0%	$5.6	5.4%

Our same-store expenses in the three-month and six-month periods ended June 30, 2015 decreased mainly due to our lower tons sold and $1.2 million and $11.5 million of charges related to certain settled litigation in the same periods in 2014, respectively. Our S,G&A expense as a percent of sales in the three-month and six-month periods ended June 30, 2015 increased due to the decline in average selling prices.

The increase in depreciation and amortization expense was mainly due to our 2014 acquisitions and depreciation expense from our recent capital expenditures.

Operating Income

	June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$160.2	6.6%	$175.7	6.7%	$(15.5)	(8.8)%
Operating income (six months ended)	$329.5	6.5%	$330.0	6.4%	$(0.5)	(0.2)%

Our operating income was lower in the 2015 second quarter compared to the 2014 second quarter due to our decreased gross profit.  Our operating margins were relatively consistent in the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 as our gross profit margins increased at a similar rate as our S,G&A expenses as a percent of sales.

Other Expense

	June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest (three months ended)	$(21.5)	(0.9)%	$(20.2)	(0.8)%	$(1.3)	6.4%
Interest (six months ended)	$(42.1)	(0.8)%	$(40.4)	(0.8)%	$(1.7)	4.2%
Other expense, net (three months ended)	$(2.8)	(0.1)%	$(1.3)	—%	$(1.5)	115.4%
Other expense, net (six months ended)	$(0.9)	—%	$(1.3)	—%	$0.4	(30.8)%

Increased borrowings on our revolving credit facility contributed to the increase in interest expense for the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014. The increase in other expense, net for the three-month period ended June 30, 2015 was primarily due to decreased equity in earnings of unconsolidated entities due to the consolidation of a joint venture in the 2014 fourth quarter as a result of acquiring majority ownership.

Income Tax Rate

Our effective income tax rates for the three-month periods ended June 30, 2015 and 2014 were 32.6% and 36.6%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2015 and 2014 were 32.1% and 35.6%, respectively. Our 2014 three-month and six-month period effective income tax rates were unfavorably impacted by the sale of certain non-core assets acquired in the Metals USA Holdings Corp. (“Metals USA”) acquisition. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$90.2	3.7%	$96.5	3.7%	$(6.3)	(6.5)%
Net income attributable to Reliance (six months ended)	$191.5	3.8%	$183.7	3.6%	$7.8	4.2%

The decrease in our net income in the three-month period ended June 30, 2015 compared to the same period in 2014 was primarily the result of lower operating income partially offset by a lower effective income tax rate. The increase in our net income in the six-month period ended June 30, 2015 compared to the same period in 2014 was primarily the result of somewhat consistent operating income and a lower effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $463.9 million in the six-month period ended June 30, 2015 compared to $109.5 million provided in the same period in 2014. The increase was mainly due to a larger working capital (primarily accounts receivable and inventory) investment in the 2014 six-month period due to the improving metals pricing environment during that period as well as increased focus on lowering our inventory levels in the second quarter of 2015. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2015, our days sales outstanding rate was approximately 42.1 days compared to 41.4 days at December 31, 2014.  Our inventory turn rate (based on dollars) during the six-month period ended June 30, 2015 was approximately 3.9 times (or 3.1 months on hand), compared to our 2014 annual rate of 4.1 times (or 2.9 months on hand).

Investing Activities

Net cash used in investing activities of $78.6 million in the six-month period ended June 30, 2015 was mainly comprised of our capital expenditures. Capital expenditures were $77.1 million for the six-month period ended June 30, 2015 compared to $86.9 million during the same period in 2014. The majority of our 2015 capital expenditures relate to growth initiatives. In the six-month period ended June 30, 2014, we received $26.2 million of net proceeds from the sale of certain non-core assets acquired as part of the Metals USA acquisition.

Financing Activities

Our net cash used in financing activities of $358.1 million in the six-month period ended June 30, 2015 was mainly comprised of share repurchases, dividend payments to our stockholders and net debt repayments. We used cash of $200.0 million to repurchase shares of our common stock in the six-month period ended June 30, 2015, while there were no repurchases during the same period in 2014. We paid dividends and dividend equivalents of $61.4 million during the six-month period ended June 30, 2015, an increase of $7.0 million from the same period in 2014 due to an increase in our regular quarterly dividend rate. Net debt repayments in the six-month period ended June 30, 2015 were $103.0 million compared to net borrowings of $23.1 million in the same period in 2014.

On July 21, 2015, the Board declared the 2015 third quarter cash dividend of $0.40 per share of common stock. We have increased our dividend 22 times since our IPO in 1994 and have paid regular quarterly dividends to our stockholders for 56 consecutive years.

On October 21, 2014, our Board of Directors extended the duration of our share repurchase plan to December 31, 2017. During the six months ended June 30, 2015, we repurchased 3,438,400 shares of our common stock at an average cost of $58.17 per share for $200.0 million through open market purchases, including under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the period July 1, 2015 through July 30, 2015, we repurchased an additional 1,206,586 shares at an average cost of $59.11 per share for $71.3 million under a plan complying with Rule 10b5-1 under the Exchange Act. Since initiating the share repurchase plan in 1994, we have purchased approximately 20.6 million shares at an average cost of $29.17 per share. As of July 30, 2015, we had authorization under the plan to purchase an additional 2,478,247 shares, or about 3% of our outstanding shares, under our existing share repurchase plan.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2015 was $2.20 billion, down from $2.30 billion at December 31, 2014. At June 30, 2015, we had $585.0 million in outstanding borrowings, $58.9 million of issued letters of credit and $856.1 million available on our revolving credit facility. As of June 30, 2015, our net debt-to-total capital ratio was 33.9%, down from 34.9% as of December 31, 2014.

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

Other revolving credit facilities with a combined credit limit of approximately $80.6 million are in place for operations in Asia and Europe with combined outstanding balances of $55.3 million and $48.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by certain of our 100%-owned domestic subsidiaries that guarantee our revolving credit facility. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of both a change in control and a downgrade of our credit rating.

The $500.0 million term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. The term loan may be prepaid without penalty.

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.5 million as of June 30, 2015 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $41.1 million as of June 30, 2015. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of June 30, 2015, we had $572.8 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018. We believe that we will continue to have sufficient operating flexibility, cash resources, and funding sources to maintain adequate amounts of liquidity and to meet future operating needs. We believe our investment grade credit rating enhances our ability to effectively raise funding, if needed.  We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended June 30, 2015 was approximately 7.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of June 30, 2015, calculated in accordance with the terms of the Credit Agreement, was 35.8% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 88% of our consolidated EBITDA for the last twelve months and approximately 84% of consolidated tangible assets as of June 30, 2015.

We were in compliance with all material covenants in our debt agreements at June 30, 2015.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2015 and December 31, 2014, we were contingently liable under standby letters of credit in the aggregate amount of $58.9 million and $59.2 million, respectively. The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2015, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.73 billion at June 30, 2015, or approximately 22.5% of total assets, or 43.0% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.20 billion at June 30, 2015, or approximately 15.5% of total assets, or 29.7% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements.  We do not believe that the new accounting guidance implemented in 2015 changed our critical accounting policies.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
April 1 - April 30, 2015	251,165	$59.97	251,165	3,684,833
May 1 - May 31, 2015	—	—	—	3,684,833
June 1 - June 30, 2015	—	—	—	3,684,833
Total	251,165		251,165

(1)                  In May 2005, our Board of Directors amended and restated our stock repurchase plan authorizing the repurchase of up to 12,000,000 shares of our common stock through December 31, 2014. On October 21, 2014, our Board of Directors again amended and restated our share repurchase plan extending its duration to December 31, 2017. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the plan, shares may be repurchased in the open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The 3,684,833 remaining shares available for repurchase under the authorized repurchase plan at June 30, 2015 does not include 1,206,586 additional shares purchased from July 1, 2015 through July 30, 2015.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: July 31, 2015	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and
Chief Executive Officer

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.                          Description

3.1                                                                         Restated Certificate of Incorporation dated as of May 26, 2015 (incorporated by reference to Exhibit 3.1 of Reliance Steel & Aluminum Co.’s Form 8-K filed with the SEC on June 1, 2015).

3.2                                                                        Amended and Restated Bylaws of Reliance Steel & Aluminum Co. (incorporated by reference to Exhibit 3.2 of Reliance Steel & Aluminum Co.’s Form 8-K filed with the SEC on June 1, 2015).

4.1*                                                                  Form of Common Stock Certificate.

10.1                                                                  Amended and Restated 2015 Incentive Award Plan (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 27, 2015).

10.2                                                                  Registrant’s Directors Equity Plan (incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2011).

31.1*                                                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*                                                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**                                                              Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*                                      XBRL Instance Document.

101.SCH*                                 XBRL Taxonomy Extension Schema Document.

101.CAL*                                 XBRL Taxonomy Calculation Linkbase Document.

101.DEF*                                   XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*                                 XBRL Taxonomy Label Linkbase Document.

101.PRE*                                   XBRL Taxonomy Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.