Form 10-Q
period 2015-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2015-10-30
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐  No  ☑

As of October 29, 2015, 71,641,148 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

ASSETS

	September 30,	December 31,
	2015	2014*
Current assets:
Cash and cash equivalents	$94.1	$106.2
Accounts receivable, less allowance for doubtful accounts of $18.7 at September 30, 2015 and $18.3 at December 31, 2014	1,074.3	1,144.6
Inventories	1,587.3	1,752.1
Prepaid expenses and other current assets	49.3	71.8
Income taxes receivable	38.6	—
Deferred income taxes	46.4	46.4
Total current assets	2,890.0	3,121.1
Property, plant and equipment:
Land	196.6	197.5
Buildings	986.9	983.2
Machinery and equipment	1,553.8	1,479.8
Accumulated depreciation	(1,111.3)	(1,004.1)
	1,626.0	1,656.4

Goodwill	1,727.0	1,736.4
Intangible assets, net	1,140.7	1,227.4
Cash surrender value of life insurance policies, net	36.4	46.4
Other assets	35.5	34.7
Total assets	$7,455.6	$7,822.4

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$326.5	$286.5
Accrued expenses	99.9	98.2
Accrued compensation and retirement costs	119.2	128.4
Accrued insurance costs	43.1	46.6
Current maturities of long-term debt and short-term borrowings	109.4	93.9
Income taxes payable	—	9.2
Total current liabilities	698.1	662.8
Long-term debt	1,986.1	2,208.1
Long-term retirement costs	103.9	102.2
Other long-term liabilities	29.1	28.5
Deferred income taxes	687.9	692.9
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares — 72,400,959 at September 30, 2015 and 77,337,251 at December 31, 2014	532.0	819.4
Retained earnings	3,479.9	3,328.5
Accumulated other comprehensive loss	(92.1)	(48.9)
Total Reliance stockholders’ equity	3,919.8	4,099.0
Noncontrolling interests	30.7	28.9
Total equity	3,950.5	4,127.9
Total liabilities and equity	$7,455.6	$7,822.4

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$2,286.2	$2,705.1	$7,324.3	$7,874.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,647.9	2,026.9	5,359.4	5,876.2
Warehouse, delivery, selling, general and administrative	428.9	472.9	1,315.8	1,358.8
Depreciation and amortization	54.4	54.0	164.6	158.6
Impairment of long-lived assets	53.3	—	53.3	—
	2,184.5	2,553.8	6,893.1	7,393.6

Operating income	101.7	151.3	431.2	481.3

Other expense:
Interest	(21.2)	(20.8)	(63.3)	(61.2)
Other expense, net	(2.8)	(0.1)	(3.7)	(1.4)
Income before income taxes	77.7	130.4	364.2	418.7
Income tax provision	24.9	33.5	116.9	136.1
Net income	52.8	96.9	247.3	282.6
Less: Net income attributable to noncontrolling interests	1.4	1.4	4.4	3.4
Net income attributable to Reliance	$51.4	$95.5	$242.9	$279.2

Earnings per share attributable to Reliance stockholders:
Diluted	$0.69	$1.21	$3.21	$3.55
Basic	$0.70	$1.23	$3.24	$3.59

Cash dividends per share	$0.40	$0.35	$1.20	$1.05

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$52.8	$96.9	$247.3	$282.6
Other comprehensive loss:
Foreign currency translation loss	(25.8)	(17.1)	(42.8)	(11.8)
Unrealized gain (loss) on investments, net of tax	—	0.1	(0.4)	0.2
Total other comprehensive loss	(25.8)	(17.0)	(43.2)	(11.6)
Comprehensive income	27.0	79.9	204.1	271.0
Less: comprehensive income attributable to noncontrolling interests	1.4	1.4	4.4	3.4
Comprehensive income attributable to Reliance	$25.6	$78.5	$199.7	$267.6

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$247.3	$282.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	164.6	158.6
Impairment of long-lived assets	53.3	—
Deferred income tax benefit	(3.2)	(3.4)
Gain on sales of property, plant and equipment	(1.9)	(1.2)
Stock-based compensation expense	17.6	20.1
Other	7.7	6.0
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	65.4	(213.9)
Inventories	156.8	(333.0)
Prepaid expenses and other assets	(16.1)	46.1
Accounts payable and other liabilities	24.8	200.9
Net cash provided by operating activities	716.3	162.8

Investing activities:
Purchases of property, plant and equipment	(119.4)	(134.4)
Acquisitions, net of cash acquired	—	(145.0)
Proceeds from sale of business, net	—	26.2
Other	5.6	(8.0)
Net cash used in investing activities	(113.8)	(261.2)

Financing activities:
Net short-term debt borrowings	9.9	4.3
Proceeds from long-term debt borrowings	510.0	535.7
Principal payments on long-term debt	(729.0)	(368.6)
Dividends and dividend equivalents paid	(90.7)	(81.7)
Exercise of stock options	11.0	27.9
Share repurchases	(313.9)	—
Other	(5.5)	(2.1)
Net cash (used in) provided by financing activities	(608.2)	115.5
Effect of exchange rate changes on cash	(6.4)	—
(Decrease) increase in cash and cash equivalents	(12.1)	17.1
Cash and cash equivalents at beginning of year	106.2	83.6
Cash and cash equivalents at end of period	$94.1	$100.7

Supplemental cash flow information:
Interest paid during the period	$46.5	$46.4
Income taxes paid during the period, net	$168.3	$103.7

Non-cash investing and financing activities:
Debt assumed in connection with acquisition	$—	$41.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2014, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Simplifying the Presentation of Debt Issuance Costs—In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting changes, which simplify the presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. We adopted these accounting changes on April 1, 2015, which resulted in a $14.2 million reduction of our Intangible assets, net and Long-term debt at December 31, 2014.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Simplifying the Measurement of Inventory—In July 2015, the FASB issued accounting changes, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance is not applicable for inventory measured under the LIFO method or the retail inventory method. The guidance will be effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We do not expect this standard will have a material impact on our consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

3.  Acquisitions

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox’s in-house processing services include saw cutting, plate burning and testing. Net sales of Fox for the nine months ended September 30, 2015 were $18.8 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, stainless, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS for the nine months ended September 30, 2015 were $196.5 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS for the nine months ended September 30, 2015 were $14.5 million.

We funded these acquisitions with borrowings on our revolving credit facility and cash on hand.

The preliminary allocation of the total purchase price of our 2014 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.6
Accounts receivable	67.1
Inventories	89.2
Property, plant and equipment	23.4
Goodwill	51.3
Intangible assets subject to amortization	37.5
Intangible assets not subject to amortization	39.0
Other current and long-term assets	1.5
Total assets acquired	310.6
Deferred taxes	9.0
Current and long-term debt	39.2
Other current and long-term liabilities	53.1
Total liabilities assumed	101.3
Net assets acquired	$209.3

Purchase price allocations

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of September 30, 2015 and December 31, 2014. The purchase price allocation for the 2014 acquisition of Fox is preliminary and is pending the completion of various pre-acquisition period income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2015	$1,736.4
Acquisitions	0.4
Purchase price allocation adjustment	(0.4)
Effect of foreign currency translation	(9.4)
Balance at September 30, 2015	$1,727.0

We had no accumulated impairment losses related to goodwill at September 30, 2015.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2015		December 31, 2014
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.4	$1.4	$(1.0)	$2.3	$(1.7)
Customer lists/relationships	14.2	685.8	(299.1)	694.7	(249.3)
Software – internal use	10.0	8.1	(7.7)	8.1	(7.1)
Other	5.3	6.4	(4.7)	7.2	(4.5)
		701.7	(312.5)	712.3	(262.6)
Intangible assets not subject to amortization:
Trade names		751.5	—	777.7	—
		$1,453.2	$(312.5)	$1,490.0	$(262.6)

We recognized amortization expense for intangible assets of $41.0 million and $42.3 million for the nine months ended September 30, 2015 and 2014, respectively. Foreign currency translation losses related to intangible assets, net, were approximately $11.0 million during the nine months ended September 30, 2015. Impairment losses of $21.2 million related to five of our trade names and $14.4 million related to two of our customer relationships were recognized during the three months and nine months ended September 30, 2015. See “Note 11 - Impairment of Long-Lived Assets” for further discussion of our impairment losses. No impairment losses were recognized during the nine months ended September 30, 2014.

The following is a summary of estimated aggregate amortization expense for the remaining three months of 2015 and each of the succeeding five years:

(in millions)
2015	$12.7
2016	49.5
2017	45.2
2018	40.9
2019	40.8
2020	40.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

6.  Debt

Debt consisted of the following:

	September 30,	December 31,
	2015	2014
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$489.0	$675.0
Unsecured term loan due from December 31, 2015 to April 4, 2018	411.3	442.5
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	109.5	101.6
Total	2,109.8	2,319.1
Less: unamortized discount and debt issuance costs	(14.3)	(17.1)
Less: amounts due within one year and short-term borrowings	(109.4)	(93.9)
Total long-term debt	$1,986.1	$2,208.1

Unsecured Credit Facility

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement with 26 banks as lenders (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan during the three-month period ended September 30, 2015 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement.

Weighted average interest rates on borrowings outstanding on the revolving credit facility and term loan were 1.44% and 1.42% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had $489.0 million of outstanding borrowings, $58.8 million of letters of credit issued and $952.2 million available on the revolving credit facility.

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

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance of these notes were used to partially fund the acquisition of Metals USA Holdings Corp. (“Metals USA”).

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

September 30, 2015

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $77.9 million are in place for operations in Asia and Europe with combined outstanding balances of $57.5 million and $48.3 million as of September 30, 2015 and December 31, 2014, respectively.

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.2 million and $11.5 million as of September 30, 2015 and December 31, 2014, respectively, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $40.8 million and $41.8 million as of September 30, 2015 and December 31, 2014, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

We were in compliance with all material covenants in our debt agreements at September 30, 2015.

7.  Income Taxes

Our effective income tax rates for the three-month periods ended September 30, 2015 and 2014 were 32.1% and 25.7%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2015 and 2014 were 32.1% and 32.5%, respectively. Our 2014 three-month period effective income tax rate was favorably impacted by the resolution of certain tax matters. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Reincorporation

During the second quarter of 2015, the Company’s shareholders approved the reincorporation of the Company from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary. The reincorporation did not result in any change in the Company’s business, physical location, management, assets, liabilities, net worth or number of authorized shares. In the reincorporation, the Company’s Restated Certificate of Incorporation established par value of the Company’s common stock and unissued preferred stock of $0.001 per share.

Common Stock and Share Repurchase Plan

We repurchase shares of our common stock through open market purchases under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since initiating the share repurchase plan in 1994 we have purchased approximately 22.1 million shares at an average cost of $30.93 per share. On October 20, 2015, our Board of Directors amended our share repurchase plan increasing the authorized number of shares available to be repurchased by 7.5 million and extending the program through December 31, 2018. As of October 30, 2015, we had authorization to purchase a total of 8.4 million shares under our existing share repurchase plan. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
			Weighted Average			Weighted Average
			Exercise/(Purchase)			Exercise/(Purchase)
	Shares	Amount	Price	Shares	Amount	Price
	(in millions, except share and per share amounts)
Stock-based compensation	—	$5.2	—	271,438	$17.6	—
Stock options exercised	9,512	0.4	$42.87	218,524	11.0	$52.00
Share repurchases(1)	(2,514,654)	(142.3)	$(56.60)	(5,953,054)	(342.3)	$(57.50)
Total	(2,505,142)	$(136.7)		(5,463,092)	$(313.7)

(1) Includes 526,800 shares for $28.4 million pending settlement at September 30, 2015, but does not reflect 241,511 additional shares purchased in October 2015.

Dividends

On October 20, 2015, our Board of Directors declared the 2015 fourth quarter cash dividend of $0.40 per share. The dividend is payable on December 18, 2015 to stockholders of record as of November 20, 2015.

During the three months ended September 30, 2015, we declared and paid a quarterly dividend of $0.40 per share, or $29.3 million in total, compared to a quarterly dividend of $0.35 per share, or $27.3 million in total, for the same period in 2014. During the nine months ended September 30, 2015, we declared and paid quarterly dividends of $1.20 per share, or $89.7 million in total, compared to quarterly dividends of $1.05 per share, or $81.7 million in total, for the same period in 2014. During the nine months ended September 30, 2015, we also paid $1.0 million in dividend equivalents with respect to vested RSUs.

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

A summary of the status of our unvested restricted stock grants and time-based and performance-based RSUs as of September 30, 2015 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
Unvested RSUs and Restricted Stock	Shares	Fair Value
Unvested at January 1, 2015	846,760	$65.10
Granted(1)	570,479	59.42
Vested	(105,119)	59.46
Canceled	(99,630)	58.56
Unvested at September 30, 2015	1,212,490	$63.90
Shares reserved for future grants (all plans)	2,096,472

(1)             557,760 RSUs, including 225,450 performance-based RSUs, and 12,719 restricted stock grants.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Unrealized	Pension and	Accumulated
	Foreign Currency	Gain (Loss) on	Postretirement	Other
	Translation	Investments,	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Net of Tax	Loss
	(in millions)

Balance as of January 1, 2015	$(23.2)	$0.4	$(26.1)	$(48.9)
Current-period change	(42.8)	(0.4)	—	(43.2)
Balance as of September 30, 2015	$(66.0)	$—	$(26.1)	$(92.1)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $15.6 million as of September 30, 2015 and December 31, 2014.

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

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. We are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without a material adverse effect on our results of operations, financial condition or cash flows. We maintain liability insurance against risks arising out of our ordinary course of business.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$51.4	$95.5	$242.9	$279.2
Denominator:
Weighted average shares outstanding	73,316,356	77,945,375	74,903,472	77,730,965
Dilutive effect of stock-based awards	819,837	938,806	770,124	943,894
Weighted average diluted shares outstanding	74,136,193	78,884,181	75,673,596	78,674,859

Earnings per share attributable to Reliance stockholders:
Diluted	$0.69	$1.21	$3.21	$3.55
Basic	$0.70	$1.23	$3.24	$3.59

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and nine-month periods ended September 30, 2015 and 2014.

11.  Impairment of Long-Lived Assets

In the three months and nine months ended September 30, 2015, we recorded a $53.3 million impairment charge of long-lived assets primarily related to certain of our energy-related businesses as a result of the impact to our businesses from continued low crude oil prices and the resulting decline in the demand for the products we sell to the energy market (oil and gas). This included a charge of $17.7 million for property, plant, and equipment directly related to the planned closure of certain of our energy-related businesses where we anticipate losses on the disposition of certain assets and an impairment charge of $35.6 million related to our intangible assets, net due to the loss of customers and lowered expectations of future profitability. The measurement of these assets at fair value was determined using a combination of discounted cash flow techniques for intangible assets and the market approach for property, plant, and equipment.

12.  Condensed Consolidating Financial Statements

In November 2006 and April 2013, we issued senior unsecured notes in the aggregate principal amount of $1.1 billion, at fixed interest rates that are guaranteed by certain of our 100%-owned domestic subsidiaries that also guarantee borrowings under the Credit Agreement. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on our ability to obtain funds from any of the guarantor subsidiaries by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Condensed Unaudited Consolidating Balance Sheet

As of September 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$13.6	$(7.1)	$87.6	$—	$94.1
Accounts receivable, net	78.4	850.2	164.9	(19.2)	1,074.3
Inventories	46.3	1,293.2	247.8	—	1,587.3
Income taxes receivable	82.2	—	—	(43.6)	38.6
Other current assets	121.9	37.3	15.2	(78.7)	95.7
Total current assets	342.4	2,173.6	515.5	(141.5)	2,890.0

Investments in subsidiaries	5,011.9	286.0	—	(5,297.9)	—
Property, plant and equipment, net	107.9	1,309.2	208.9	—	1,626.0
Goodwill	23.8	1,571.1	132.1	—	1,727.0
Intangible assets, net	14.6	987.9	138.2	—	1,140.7
Intercompany receivables	820.9	41.1	26.3	(888.3)	—
Other assets	24.3	41.9	5.7	—	71.9
Total assets	$6,345.8	$6,410.8	$1,026.7	$(6,327.7)	$7,455.6

Liabilities & Equity
Accounts payable	$32.4	$234.4	$78.9	$(19.2)	$326.5
Accrued compensation and retirement costs	22.2	86.3	10.7	—	119.2
Other current liabilities	71.2	60.4	57.9	(46.5)	143.0
Deferred income taxes	—	75.2	0.6	(75.8)	—
Current maturities of long-term debt and short-term borrowings	50.0	—	59.4	—	109.4
Total current liabilities	175.8	456.3	207.5	(141.5)	698.1
Long-term debt	1,935.9	5.7	44.5	—	1,986.1
Intercompany borrowings	—	733.2	155.1	(888.3)	—
Other long-term liabilities	314.3	455.5	51.1	—	820.9
Total Reliance stockholders’ equity	3,919.8	4,753.6	544.3	(5,297.9)	3,919.8
Noncontrolling interests	—	6.5	24.2	—	30.7
Total equity	3,919.8	4,760.1	568.5	(5,297.9)	3,950.5
Total liabilities and equity	$6,345.8	$6,410.8	$1,026.7	$(6,327.7)	$7,455.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

September 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2015
(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$175.1	$1,936.9	$222.2	$(48.0)	$2,286.2

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	122.5	1,398.1	175.3	(48.0)	1,647.9
Warehouse, delivery, selling, general and administrative	38.2	329.5	37.1	24.1	428.9
Depreciation and amortization	3.9	44.8	5.7	—	54.4
Impairment of long-lived assets	—	53.3	—	—	53.3
	164.6	1,825.7	218.1	(23.9)	2,184.5

Operating income	10.5	111.2	4.1	(24.1)	101.7

Other income (expense):
Interest	(20.2)	(4.8)	(1.9)	5.7	(21.2)
Other (expense) income , net	(25.8)	(0.2)	4.8	18.4	(2.8)
(Loss) income before equity in earnings of subsidiaries and income taxes	(35.5)	106.2	7.0	—	77.7
Equity in earnings of subsidiaries	79.5	2.3	—	(81.8)	—
Income before income taxes	44.0	108.5	7.0	(81.8)	77.7
Income tax (benefit) provision	(7.4)	30.8	1.5	—	24.9
Net income	51.4	77.7	5.5	(81.8)	52.8
Less: Net income attributable to noncontrolling interests	—	1.3	0.1	—	1.4
Net income attributable to Reliance	$51.4	$76.4	$5.4	$(81.8)	$51.4
Comprehensive income (loss) attributable to Reliance	$25.6	$59.8	$(16.7)	$(43.1)	$25.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$195.5	$2,338.6	$231.3	$(60.3)	$2,705.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	149.2	1,762.0	176.1	(60.4)	2,026.9
Warehouse, delivery, selling, general and administrative	59.6	386.5	38.2	(11.4)	472.9
Depreciation and amortization	5.1	43.6	5.3	—	54.0
Impairment of long-lived assets	—	—	—	—	—
	213.9	2,192.1	219.6	(71.8)	2,553.8

Operating (loss) income	(18.4)	146.5	11.7	11.5	151.3

Other income (expense):
Interest	(19.7)	(7.5)	(1.7)	8.1	(20.8)
Other income (expense), net	16.9	(1.1)	3.7	(19.6)	(0.1)
(Loss) income before equity in earnings of subsidiaries and income taxes	(21.2)	137.9	13.7	—	130.4
Equity in earnings of subsidiaries	102.4	4.4	—	(106.8)	—
Income before income taxes	81.2	142.3	13.7	(106.8)	130.4
Income tax (benefit) provision	(14.3)	45.1	2.7	—	33.5
Net income	95.5	97.2	11.0	(106.8)	96.9
Less: Net income attributable to noncontrolling interests	—	1.4	—	—	1.4
Net income attributable to Reliance	$95.5	$95.8	$11.0	$(106.8)	$95.5
Comprehensive income (loss) attributable to Reliance	$78.5	$85.3	$(1.4)	$(83.9)	$78.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$552.8	$6,243.2	$679.5	$(151.2)	$7,324.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	406.0	4,580.4	524.3	(151.3)	5,359.4
Warehouse, delivery, selling, general and administrative	119.6	1,094.8	111.7	(10.3)	1,315.8
Depreciation and amortization	12.9	134.6	17.1	—	164.6
Impairment of long-lived assets	—	53.3	—	—	53.3
	538.5	5,863.1	653.1	(161.6)	6,893.1

Operating income	14.3	380.1	26.4	10.4	431.2

Other income (expense):
Interest	(60.4)	(15.8)	(5.2)	18.1	(63.3)
Other income (expense), net	11.6	(0.6)	13.8	(28.5)	(3.7)
(Loss) income before equity in earnings of subsidiaries and income taxes	(34.5)	363.7	35.0	—	364.2
Equity in earnings of subsidiaries	252.3	8.4	—	(260.7)	—
Income before income taxes	217.8	372.1	35.0	(260.7)	364.2
Income tax (benefit) provision	(25.1)	131.5	10.5	—	116.9
Net income	242.9	240.6	24.5	(260.7)	247.3
Less: Net income attributable to noncontrolling interests	—	4.0	0.4	—	4.4
Net income attributable to Reliance	$242.9	$236.6	$24.1	$(260.7)	$242.9
Comprehensive income (loss) attributable to Reliance	$199.7	$206.7	$(16.2)	$(190.5)	$199.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$569.7	$6,894.9	$592.5	$(182.2)	$7,874.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	431.3	5,179.2	448.0	(182.3)	5,876.2
Warehouse, delivery, selling, general and administrative	147.3	1,155.2	100.5	(44.2)	1,358.8
Depreciation and amortization	14.6	129.4	14.6	—	158.6
Impairment of long-lived assets	—	—	—	—	—
	593.2	6,463.8	563.1	(226.5)	7,393.6

Operating (loss) income	(23.5)	431.1	29.4	44.3	481.3

Other income (expense):
Interest	(58.2)	(21.3)	(4.2)	22.5	(61.2)
Other income (expense), net	60.5	(0.9)	5.8	(66.8)	(1.4)
(Loss) income before equity in earnings of subsidiaries and income taxes	(21.2)	408.9	31.0	—	418.7
Equity in earnings of subsidiaries	263.6	11.0	—	(274.6)	—
Income before income taxes	242.4	419.9	31.0	(274.6)	418.7
Income tax (benefit) provision	(36.8)	163.3	9.6	—	136.1
Net income	279.2	256.6	21.4	(274.6)	282.6
Less: Net income attributable to noncontrolling interests	—	3.3	0.1	—	3.4
Net income attributable to Reliance	$279.2	$253.3	$21.3	$(274.6)	$279.2
Comprehensive income attributable to Reliance	$267.6	$243.8	$13.3	$(257.1)	$267.6

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Condensed Unaudited Consolidating Cash Flow Statement

For the Nine Months Ended September 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$114.4	$562.6	$39.3	$—	$716.3

Investing activities:
Purchases of property, plant and equipment	(14.2)	(97.1)	(8.1)	—	(119.4)
Net repayments from subsidiaries	490.5	—	—	(490.5)	—
Other investing activities, net	(5.9)	11.4	0.1	—	5.6
Net cash provided by (used in) investing activities	470.4	(85.7)	(8.0)	(490.5)	(113.8)

Financing activities:
Net short-term debt borrowings	—	—	9.9	—	9.9
Proceeds from long-term debt borrowings	510.0	—	—	—	510.0
Principal payments on long-term debt	(727.3)	(1.7)	—	—	(729.0)
Dividends and dividend equivalents paid	(90.7)	—	—	—	(90.7)
Share repurchases	(313.9)	—	—	—	(313.9)
Net intercompany repayments	—	(474.0)	(16.5)	490.5	—
Other financing activities, net	8.8	—	(3.3)	—	5.5
Net cash used in financing activities	(613.1)	(475.7)	(9.9)	490.5	(608.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.4)	—	(6.4)
(Decrease) increase in cash and cash equivalents	(28.3)	1.2	15.0	—	(12.1)
Cash and cash equivalents at beginning of year	41.9	(8.3)	72.6	—	106.2
Cash and cash equivalents at end of period	$13.6	$(7.1)	$87.6	$—	$94.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Condensed Unaudited Consolidating Cash Flow Statement

For the Nine Months Ended September 30, 2014

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$139.2	$(0.3)	$23.9	$—	$162.8

Investing activities:
Purchases of property, plant and equipment	(13.5)	(113.1)	(7.8)	—	(134.4)
Acquisitions, net of cash acquired	—	(32.3)	(112.7)		(145.0)
Net advances to subsidiaries	(229.2)	—	—	229.2	—
Other investing activities, net	(0.7)	(14.2)	33.1	—	18.2
Net cash used in investing activities	(243.4)	(159.6)	(87.4)	229.2	(261.2)

Financing activities:
Net short-term debt borrowings	—	—	4.3	—	4.3
Proceeds from long-term debt borrowings	535.0	—	0.7	—	535.7
Principal payments on long-term debt	(367.1)	(1.5)	—	—	(368.6)
Dividends and dividend equivalents paid	(81.7)	—	—	—	(81.7)
Net intercompany borrowings	—	163.2	66.0	(229.2)	—
Other financing activities, net	28.7	(2.9)	—	—	25.8
Net cash provided by financing activities	114.9	158.8	71.0	(229.2)	115.5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	10.7	(1.1)	7.5	—	17.1
Cash and cash equivalents at beginning of year	19.7	(0.8)	64.7	—	83.6
Cash and cash equivalents at end of period	$30.4	$(1.9)	$72.2	$—	$100.7

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

Overview

We achieved solid operational performance in the three-month and nine-month periods ended September 30, 2015 despite significant industry-wide challenges that negatively impacted metals pricing. Our sales for the three-month period ended September 30, 2015 were $2.29 billion, down 15.5% from $2.71 billion in the same period in 2014. During the nine-month period ended September 30, 2015, sales were $7.32 billion, down 7.0% from $7.87 billion in the same period in 2014.

Our same-store tons sold were down only 4.1% and 2.3% in the three-month and nine-month periods ended September 30, 2015, respectively, compared to the same 2014 periods and compared favorably to the 9.0% and 6.3% shipment declines for the industry reported by the Metals Service Center Institute (“MSCI”) over these same periods, respectively. Demand was relatively healthy in most of our end markets, with the exception of the energy market (oil and gas) that declined significantly throughout the first nine months of 2015. Our same-store average selling price has decreased sequentially for four quarters in a row largely due to the historically high levels of imports, supported in part by the strength of the U.S. dollar. Our 2015 third quarter same-store average selling price decreased 14.1% from the third quarter of 2014 and decreased 4.6% from the 2015 second quarter.

We exceeded our historical gross profit margin range of 25% to 27% in the 2015 third quarter despite the difficult pricing environment mainly due to our disciplined sales strategy, focus on small, quick-turn orders, value-added processing and effective inventory management. Due to the decline in metals pricing, especially for carbon steel products, our last-in, first-out (“LIFO”) inventory valuation adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in net LIFO income in the first nine months of 2015, compared to LIFO expense in the comparable 2014 period, which contributed to our gross profit margin increasing to 27.9% in the 2015 third quarter from 25.1% in the 2014 third quarter and 26.8% in the 2015 nine-month period compared to 25.4% in the same 2014 period.

Our S,G&A expense decreased $44.0 million, or 9.3%, and decreased $43.0 million, or 3.2%, in the three-month and nine-month periods ended September 30, 2015, respectively, compared to the same periods in 2014. Our S,G&A expense as a percent of sales of 18.8% in the 2015 third quarter and 18.0% in the 2015 nine-month period increased compared to 17.5% and 17.3% in the same 2014 periods, respectively, due to the lower metals pricing environment during the 2015 periods.

Pursuant to our current outlook that oil prices will remain depressed for longer than we had previously anticipated, which has reduced demand and profitability levels for our energy-related businesses, we recorded an impairment of long-lived assets charge of $53.3 million in the 2015 third quarter. The charge included losses relating to the planned closure of certain locations and the write-down of intangible assets due to the loss of customers and lower future earnings expectations for certain of our operations primarily servicing the energy market. Future decreases in oil prices, which could lead to further declines in the demand for the energy-related products we sell could result in further non-cash impairment charges.

Our inventory reduction efforts, combined with declining metals pricing in 2015, decreased our investment in working capital (primarily accounts receivable and inventory), generating significant cash flow from operations of $716.3 million in the nine-month period ended September 30, 2015, compared to $162.8 million in the same period in 2014. Our significant first-in, first-out (“FIFO”) inventory reductions of $120.5 million in the 2015 third quarter and $239.8 million in the first nine months of 2015 were a major contributor to our strong 2015 cash flow.

As of September 30, 2015, our net debt-to-total capital ratio was 33.8%, down from 34.9% as of December 31, 2014. We paid down $106.1 million of debt in the third quarter of 2015 and $209.1 million in the first nine months of 2015 with our strong cash flow, resulting in significant liquidity as of September 30, 2015, with only $489.0 million outstanding on our $1.5 billion revolving credit facility.

We invested $119.4 million in capital expenditures in the nine months ended September 30, 2015, with the majority related to growth activities. In the nine months ended September 30, 2015, we repurchased $342.3 million of our common stock, further reflecting our commitment to returning value to our stockholders. On October 20, 2015, our Board of Directors increased the authorized number of shares available to be repurchased by 7.5 million and extended the share repurchase program through December 31, 2018.

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox’s in-house processing services include saw cutting, plate burning and testing. Net sales of Fox for the nine months ended September 30, 2015 were $18.8 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, stainless, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS for the nine months ended September 30, 2015 were $196.5 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. NIS focuses on customers requiring extensive fabrication services and/or critical delivery timelines with a large concentration in the energy and petrochemical sectors. Net sales of NIS for the nine months ended September 30, 2015 were $14.5 million.

Three Months and Nine Months Ended September 30, 2015 Compared to Three Months and Nine Months Ended September 30, 2014

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2015 and 2014 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$2,286.2	100.0%	$2,705.1	100.0%	$7,324.3	100.0%	$7,874.9	100.0%

Cost of sales (exclusive of depreciation and amortization expense shown below)	1,647.9	72.1	2,026.9	74.9	5,359.4	73.2	5,876.2	74.6

Gross profit (1)	638.3	27.9	678.2	25.1	1,964.9	26.8	1,998.7	25.4

Warehouse, delivery, selling, general and administrative expense (“S,G&A”) (2)	428.9	18.8	472.9	17.5	1,315.8	18.0	1,358.8	17.3

Depreciation expense	41.1	1.8	39.9	1.5	123.6	1.7	116.3	1.5

Amortization expense	13.3	0.6	14.1	0.5	41.0	0.6	42.3	0.5

Impairment of long-lived assets (3)	53.3	2.3	—	—	53.3	0.7	—	—

Operating income	$101.7	4.4%	$151.3	5.6%	$431.2	5.9%	$481.3	6.1%

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

(2)                                     S,G&A includes a $13.5 million and $25.0 million non-recurring charge in the three-month and nine-month periods ended September 30, 2014, respectively, related to certain settled litigation.

(3)                                     Impairment of long-lived assets includes $17.7 million related to property, plant, and equipment and $35.6 million related to intangible assets. See Expenses for further discussion.

Net Sales

	September 30,		Dollar	Percentage
	2015	2014	Change	Change
	(in millions)
Net sales (three months ended)	$2,286.2	$2,705.1	$(418.9)	(15.5)%
Net sales (nine months ended)	$7,324.3	$7,874.9	$(550.6)	(7.0)%
Net sales, same-store (three months ended)	$2,205.4	$2,656.5	$(451.1)	(17.0)%
Net sales, same-store (nine months ended)	$7,073.6	$7,826.3	$(752.7)	(9.6)%

	September 30,		Tons	Percentage
	2015	2014	Change	Change
	(in thousands)
Tons sold (three months ended)	1,485.9	1,545.4	(59.5)	(3.9)%
Tons sold (nine months ended)	4,538.6	4,617.6	(79.0)	(1.7)%
Tons sold, same-store (three months ended)	1,474.7	1,538.5	(63.8)	(4.1)%
Tons sold, same-store (nine months ended)	4,503.3	4,610.7	(107.4)	(2.3)%

	September 30,		Price	Percentage
	2015	2014	Change	Change
Average selling price per ton sold (three months ended)	$1,529	$1,752	$(223)	(12.7)%
Average selling price per ton sold (nine months ended)	$1,607	$1,709	$(102)	(6.0)%
Average selling price per ton sold, same-store (three months ended)	$1,485	$1,728	$(243)	(14.1)%
Average selling price per ton sold, same-store (nine months ended)	$1,563	$1,701	$(138)	(8.1)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2014 acquisitions.

Our consolidated sales and tons sold were down in the three-month and nine-month periods ended September 30, 2015 compared to the same periods in 2014 mainly due to lower metals prices and the continued significant decline in demand in the energy market (oil and gas). For the three-month and nine-month periods ended September 30, 2015, same-store tons sold were down 4.1% and 2.3%, respectively, from the comparable 2014 periods; however, our performance outpaced the industry data reported by the MSCI, which indicated industry shipments were down 9.0% and 6.3%, respectively, during the same periods.

End markets that continued to perform well for us in the three-month and nine-month periods ended September 30, 2015 when compared to the same 2014 periods were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry experienced downward pressure, primarily in the agricultural equipment market in the 2015 third quarter. Non-residential construction, our largest end market, continued to improve modestly during the three-month and nine-month periods ended September 30, 2015 albeit at significantly reduced demand levels from its peak in 2006. Sales to the energy market (oil and gas), estimated at approximately 8% to 10% of our total sales, declined significantly during the three-month and nine-month periods ended September 30, 2015 due to weak oil prices leading to reduced drilling activity.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

The most significant challenge in the three-month and nine-month periods ended September 30, 2015 continued to be weaker metals pricing largely due to the historically high levels of imports in the U.S., lower raw material prices, a strong U.S. dollar, and a soft global economy, including a weakening Chinese market, placing significant downward pressure on pricing for many steel products.

Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	(14.6)%	(14.7)%	(8.0)%	(8.2)%
Aluminum	0.1%	(0.9)%	4.2%	0.6%
Stainless steel	(14.7)%	(14.9)%	(4.7)%	(5.0)%
Alloy	(8.7)%	(8.8)%	(4.5)%	(4.9)%

Our acquisition of AMS in August 2014 contributed to changes in our company-wide mix and softened the decline in our overall average selling price as AMS’s product mix is more heavily weighted toward heat-treated aluminum products than our overall company-wide mix and heat-treated aluminum products generally have higher selling prices than most of the other products we sell. In the nine months ended September 30, 2015, carbon steel sales decreased to 53% of total sales from 54% in the comparable period and aluminum sales increased to 19% from 15% during this same period.

Cost of Sales

	September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,647.9	72.1%	$2,026.9	74.9%	$(379.0)	(18.7)%
Cost of sales (nine months ended)	$5,359.4	73.2%	$5,876.2	74.6%	$(516.8)	(8.8)%

The decrease in cost of sales in the three-month and nine-month periods ended September 30, 2015 is mainly due to decreases in our tons sold and a lower average selling price per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $35.0 million and $75.0 million in the three-month and nine-month periods ended September 30, 2015 compared to charges, or expense, of $20.0 million and $30.0 million in the same periods of 2014. Lower metal costs in our inventory as of September 30, 2015 as compared to December 31, 2014 resulted in net LIFO income in 2015.

Gross Profit

	September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$638.3	27.9%	$678.2	25.1%	$(39.9)	(5.9)%
Gross profit (nine months ended)	$1,964.9	26.8%	$1,998.7	25.4%	$(33.8)	(1.7)%

Decreased tons sold and a lower average selling price per ton sold in the three-month and nine-month periods ended September 30, 2015 negatively impacted gross profit dollars. However, gross profit margins have increased in each sequential quarter of 2015 and over the comparable 2014 periods mainly due to our disciplined operational execution that focuses on small, quick-turn orders and value-added processing along with improved inventory management. In addition, our increased LIFO income contributed to the increase in our gross profit margins in the three-month and nine-month periods ended September 30, 2015.  See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$428.9	18.8%	$472.9	17.5%	$(44.0)	(9.3)%
S,G&A expense (nine months ended)	$1,315.8	18.0%	$1,358.8	17.3%	$(43.0)	(3.2)%
S,G&A expense, same-store (three months ended)	$415.8	18.9%	$465.5	17.5%	$(49.7)	(10.7)%
S,G&A expense, same-store (nine months ended)	$1,278.0	18.1%	$1,351.5	17.3%	$(73.5)	(5.4)%
Depreciation & amortization expense (three months ended)	$54.4	2.4%	$54.0	2.0%	$0.4	0.7%
Depreciation & amortization expense (nine months ended)	$164.6	2.2%	$158.6	2.0%	$6.0	3.8%
Impairment of long-lived assets (three months ended)	$53.3	2.3%	$—	—%	$53.3	100.0%
Impairment of long-lived assets (nine months ended)	$53.3	0.7%	$—	—%	53.3	100.0%

Our same-store S,G&A expenses in the three-month and nine-month periods ended September 30, 2015 decreased mainly due to our cost cutting efforts due to decreased tons sold, especially at our energy-related businesses. In addition, the three-month and nine-month periods ended September 30, 2014 included non-recurring charges related to certain settled litigation in the amounts of $13.5 million and $25.0 million, respectively. Our S,G&A expense as a percent of sales in the three-month and nine-month periods ended September 30, 2015 increased due to the decline in average selling prices.

The increase in depreciation and amortization expense was mainly due to our 2014 acquisitions and depreciation expense from our recent capital expenditures.

We recorded a $53.3 million charge for the impairment of long-lived assets primarily related to certain of our energy-related businesses as a result of low crude oil prices and the significant decline in the demand for the products we sell to the energy market (oil and gas). This includes charges directly related to the planned closure of certain of our energy-related businesses where we anticipate losses on the recovery of certain assets and intangible asset write-downs due to the loss of customers and lowered expectations of future profitability. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for further information on our 2015 impairment charge.

Operating Income

	September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$101.7	4.4%	$151.3	5.6%	$(49.6)	(32.8)%
Operating income (nine months ended)	$431.2	5.9%	$481.3	6.1%	$(50.1)	(10.4)%

Our operating income was lower in the 2015 periods compared to the 2014 periods due mainly to our decreased gross profit dollars and impairment charge.  Our operating income margin declined in the 2015 periods due to the impairment charge that offset the improvement in our gross profit margins.

Income Tax Rate

Our effective income tax rates for the three-month periods ended September 30, 2015 and 2014 were 32.1% and 25.7%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2015 and 2014 were 32.1% and 32.5%, respectively. Our 2014 three-month period effective income tax rate was favorably impacted by the resolution of certain tax matters. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$51.4	2.2%	$95.5	3.5%	$(44.1)	(46.2)%
Net income attributable to Reliance (nine months ended)	$242.9	3.3%	$279.2	3.5%	$(36.3)	(13.0)%

The decrease in our net income and net income as a percentage of net sales in the three-month period ended September 30, 2015 compared to the same period in 2014 was primarily the result of lower operating income due to the $53.3 million impairment of long-lived assets charge.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $716.3 million in the nine-month period ended September 30, 2015 compared to $162.8 million provided in the same period in 2014. The increase was mainly due to a lower working capital investment (primarily accounts receivable and inventory) needs in 2015 due to significant declines in metal prices continuing throughout the year as well as lower demand levels. In addition, in 2015 we focused on lowering our inventory levels to react to market conditions as well as improved inventory management, reducing our FIFO inventory by $239.8 million in the nine months ended September 30, 2015. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2015, our days sales outstanding rate was approximately 42.3 days compared to 41.4 days at December 31, 2014.  Our inventory turn rate (based on dollars) during the nine-month period ended September 30, 2015 was approximately 3.9 times (or 3.1 months on hand), compared to our 2014 annual rate of 4.2 times (or 2.9 months on hand).

Investing Activities

Net cash used in investing activities of $113.8 million in the nine-month period ended September 30, 2015 was mainly comprised of our capital expenditures. Capital expenditures were $119.4 million for the nine-month period ended September 30, 2015 compared to $134.4 million during the same period in 2014. The majority of our 2015 capital expenditures relate to growth initiatives. During the 2014 nine-month period, we spent $145.0 million, net of cash acquired for acquisitions and received $26.2 million of net proceeds from the sale of certain non-core assets acquired as part of the Metals USA acquisition.

Financing Activities

Our net cash used in financing activities of $608.2 million in the nine-month period ended September 30, 2015 was mainly comprised of share repurchases, dividend payments to our stockholders and net debt repayments. We used cash of $313.9 million to repurchase shares of our common stock in the nine-month period ended September 30, 2015, while there were no repurchases during the same period in 2014. We paid dividends and dividend equivalents of $90.7 million during the nine-month period ended September 30, 2015, an increase of $9.0 million from the same period in 2014 due to an increase in our regular quarterly dividend rate offset by our 2015 share repurchases. Net debt repayments in the nine-month period ended September 30, 2015 were $209.1 million compared to net borrowings of $171.4 million in the same period in 2014.

On October 20, 2015, the Board declared the 2015 fourth quarter cash dividend of $0.40 per share of common stock. We have increased our dividend 22 times since our IPO in 1994 and have paid regular quarterly dividends to our stockholders for 56 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased by 7,500,000 shares and extended the duration of our share repurchase plan to December 31, 2018. During the nine months ended September 30, 2015, we repurchased 5,953,054 shares of our common stock at an average cost of $57.50 per share for $342.3 million, including 526,800 for $28.4 million that were pending settlement at September 30, 2015. During October 2015, we repurchased an additional 241,511 shares at an average cost of $54.63 per share. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. As of October 30, 2015, we had authorization under the plan to purchase an additional 8,428,668 shares.

Liquidity

Our primary sources of liquidity are our internally generated funds from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2015 was $2.10 billion, down from $2.30 billion at December 31, 2014. At September 30, 2015, we had $489.0 million in outstanding borrowings, $58.8 million of issued letters of credit and $952.2 million available on our revolving credit facility. As of September 30, 2015, our net debt-to-total capital ratio was 33.8%, down from 34.9% as of December 31, 2014.

On April 4, 2013, we entered into a syndicated Third Amended and Restated Credit Agreement (“Credit Agreement”) with 26 banks as lenders. The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions.

Other revolving credit facilities with a combined credit limit of approximately $77.9 million are in place for operations in Asia and Europe with combined outstanding balances of $57.5 million and $48.3 million as of September 30, 2015 and December 31, 2014, respectively.

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

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance of these notes were used to partially fund the acquisition of Metals USA.

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

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.2 million as of September 30, 2015 and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $40.8 million as of September 30, 2015. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of September 30, 2015, we had $562.0 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018. We believe that we will continue to have sufficient operating flexibility, cash resources, and funding sources to maintain adequate amounts of liquidity and to meet future operating needs. We believe our investment grade credit rating enhances our ability to effectively raise funding, if needed.  We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended September 30, 2015 was approximately 7.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of September 30, 2015, calculated in accordance with the terms of the Credit Agreement, was 35.4% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 88% of our consolidated EBITDA for the last twelve months and approximately 84% of consolidated tangible assets as of September 30, 2015.

We were in compliance with all material covenants in our debt agreements at September 30, 2015.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2015 and December 31, 2014, we were contingently liable under standby letters of credit in the aggregate amount of $58.8 million and $59.2 million, respectively. The letters of credit relate to insurance policies, construction projects and outstanding bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2015, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. As a result of our geographic, product and customer diversity our overall operations have not shown any material seasonal trends. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and extended holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.73 billion at September 30, 2015, or approximately 23.2% of total assets, or 44.1% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.14 billion at September 30, 2015, or approximately 15.3% of total assets, or 29.1% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. During the three months and nine months ended September 30, 2015, we recorded a $35.6 million impairment charge related to our other intangible assets. See “Note 11 — Impairment of Long-Lived Assets” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our 2015 impairment charge.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
July 1 - July 31, 2015	1,206,586	$59.11	1,206,586	2,478,247
August 1 - August 31, 2015	191,032	54.95	191,032	2,287,215
September 1 - September 30, 2015	1,117,036	54.18	1,117,036	1,170,179
Total	2,514,654		2,514,654

(1)                  In May 2005, our Board of Directors amended and restated our share repurchase plan authorizing the repurchase of up to 12,000,000 shares of our common stock through December 31, 2014. On October 21, 2014, our Board of Directors amended and restated our share repurchase plan extending its duration to December 31, 2017. On October 20, 2015, our Board of Directors again amended our share repurchase plan increasing the number of shares authorized to be repurchased by 7,500,000 shares and extending the program through December 31, 2018.  Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased in the open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The 1,170,179 remaining shares available for repurchase under the authorized repurchase plan at September 30, 2015 does not reflect 241,511 shares repurchased in October 2015 or the amendment to our share repurchase plan on October 20, 2015 increasing the authorized number of shares available to be repurchased by 7,500,000. As of October 30, 2015, 8,428,668 shares were available to be repurchased.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: October 30, 2015	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and
Chief Executive Officer

	By:	/s/ Karla R. Lewis
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