Form 10-Q
period 2016-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2016-05-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐  No  ☒

As of April 27, 2016, 72,332,193 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31,	December 31,
	2016	2015*
ASSETS
Current assets:
Cash and cash equivalents	$120.5	$104.3
Accounts receivable, less allowance for doubtful accounts of $17.2 at March 31, 2016 and $16.3 at December 31, 2015	1,009.0	916.6
Inventories	1,525.7	1,436.0
Prepaid expenses and other current assets	55.4	60.8
Income taxes receivable	29.3	36.5
Total current assets	2,739.9	2,554.2
Property, plant and equipment:
Land	202.7	196.2
Buildings	1,029.9	1,006.3
Machinery and equipment	1,617.1	1,569.8
Accumulated depreciation	(1,177.8)	(1,136.8)
	1,671.9	1,635.5

Goodwill	1,824.6	1,724.8
Intangible assets, net	1,205.0	1,125.4
Cash surrender value of life insurance policies, net	42.2	45.8
Other assets	35.9	35.9
Total assets	$7,519.5	$7,121.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$350.4	$247.0
Accrued expenses	94.7	83.0
Accrued compensation and retirement costs	91.0	118.7
Accrued insurance costs	41.5	40.2
Current maturities of long-term debt and short-term borrowings	493.8	500.8
Total current liabilities	1,071.4	989.7
Long-term debt	1,640.3	1,427.9
Long-term retirement costs	107.2	103.8
Other long-term liabilities	30.2	30.4
Deferred income taxes	630.0	627.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,222,793 at March 31, 2016 and 71,739,072 at December 31, 2015	553.4	533.8
Retained earnings	3,542.6	3,480.0
Accumulated other comprehensive loss	(84.0)	(99.7)
Total Reliance stockholders’ equity	4,012.0	3,914.1
Noncontrolling interests	28.4	28.6
Total equity	4,040.4	3,942.7
Total liabilities and equity	$7,519.5	$7,121.6

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Net sales	$2,162.7	$2,614.4

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,526.0	1,943.7
Warehouse, delivery, selling, general and administrative	450.8	446.1
Depreciation and amortization	56.1	55.3
	2,032.9	2,445.1

Operating income	129.8	169.3

Other expense:
Interest	(21.7)	(20.6)
Other income, net	1.1	1.9
Income before income taxes	109.2	150.6
Income tax provision	15.7	47.7
Net income	93.5	102.9
Less: Net income attributable to noncontrolling interests	1.3	1.6
Net income attributable to Reliance	$92.2	$101.3

Earnings per share attributable to Reliance stockholders:
Diluted	$1.27	$1.30
Basic	$1.28	$1.31

Cash dividends per share	$0.40	$0.40

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2016	2015

Net income	$93.5	$102.9
Other comprehensive income:
Foreign currency translation gain (loss)	15.7	(24.9)
Unrealized gain on investments, net of tax	—	0.1
Total other comprehensive income (loss)	15.7	(24.8)
Comprehensive income	109.2	78.1
Less: comprehensive income attributable to noncontrolling interests	1.3	1.6
Comprehensive income attributable to Reliance	$107.9	$76.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$93.5	$102.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56.1	55.3
Deferred income tax provision (benefit)	2.3	(0.2)
Gain on sales of property, plant and equipment	(0.5)	(0.1)
Stock-based compensation expense	3.3	3.7
Other	1.0	1.0
Changes in operating assets and liabilities (excluding effect of business acquired):
Accounts receivable	(80.3)	(73.6)
Inventories	(29.3)	(57.6)
Prepaid expenses and other assets	17.0	23.1
Accounts payable and other liabilities	92.3	116.9
Net cash provided by operating activities	155.4	171.4

Investing activities:
Purchases of property, plant and equipment	(34.4)	(31.3)
Acquisition, net of cash acquired	(290.9)	—
Other	(6.2)	4.1
Net cash used in investing activities	(331.5)	(27.2)

Financing activities:
Net short-term debt (repayments) borrowings	(6.2)	1.1
Proceeds from long-term debt borrowings	399.0	363.0
Principal payments on long-term debt	(188.0)	(311.0)
Dividends and dividend equivalents paid	(29.0)	(31.7)
Exercise of stock options	16.5	6.1
Share repurchases	—	(171.2)
Other	(2.6)	(2.3)
Net cash provided by (used in) financing activities	189.7	(146.0)
Effect of exchange rate changes on cash	2.6	(2.8)
Increase (decrease) in cash and cash equivalents	16.2	(4.6)
Cash and cash equivalents at beginning of year	104.3	106.2
Cash and cash equivalents at end of period	$120.5	$101.6

Supplemental cash flow information:
Interest paid during the period	$5.1	$5.3
Income taxes paid during the period, net	$5.7	$23.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the first quarter of 2016 are not necessarily indicative of the results for the full year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Improvements to Employee Share-Based Payment Accounting—In March 2016, the Financial Accounting Standards Board (“FASB”) issued accounting changes intended to improve various aspects of the accounting for share-based payment transactions as part of its simplification initiative. We adopted these changes as of January 1, 2016. The adoption of these changes did not have a material impact on our consolidated financial statements. For further discussion of our adoption of these accounting changes, see Note 8 — “Equity”.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on-balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the new standard and have not determined what impact the adoption of these accounting changes will have on our consolidated financial statements.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB issued additional clarifying guidance in March 2016 and April 2016.  The guidance will be effective for fiscal years beginning after December 15, 2017. Early adoption is not permitted. We are evaluating the new standard, but do not expect this standard to have a material impact on our consolidated financial statements.

3.  Acquisition

2016 Acquisition

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has seven locations and a fabrication business that supports its diverse customer base. This acquisition was funded with borrowings on our revolving credit facility. For the first quarter of 2016, Tubular Steel’s net sales were approximately $29.8 million.

The preliminary allocation of the total purchase price of Tubular Steel to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)

Cash	$0.2
Accounts receivable	10.6
Inventories	57.6
Property, plant and equipment	43.4
Goodwill	96.0
Intangible assets subject to amortization	61.7
Intangible assets not subject to amortization	27.3
Other current and long-term assets	0.1
Total assets acquired	296.9
Other current and long-term liabilities	5.8
Net assets acquired	$291.1

The acquisition discussed in this note has been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The accompanying consolidated statement of income includes the revenues and expenses of the acquisition since its acquisition date.  The consolidated balance sheet reflects the allocation of the acquisition’s purchase price as of March 31, 2016. The purchase price allocation for the acquisition is preliminary and is pending the completion of certain purchase price adjustments based on tangible and intangible asset valuations and various pre-acquisition period income tax returns. The measurement period for the purchase price allocation does not exceed 12 months from the acquisition date.

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)

Balance at January 1, 2016	$1,724.8
Acquisition	96.0
Effect of foreign currency translation	3.8
Balance at March 31, 2016	$1,824.6

We had no accumulated impairment losses related to goodwill at March 31, 2016.

All of the goodwill recorded from our acquisition of Tubular Steel is tax deductible.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2016		December 31, 2015
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.4	$1.4	$(1.1)	$1.3	$(1.0)
Customer lists/relationships	14.9	724.3	(300.1)	659.0	(285.7)
Software – internal use	10.0	8.1	(8.1)	8.1	(7.9)
Other	5.3	6.4	(5.4)	6.3	(5.0)
		740.2	(314.7)	674.7	(299.6)
Intangible assets not subject to amortization:
Trade names		779.5	—	750.3	—
		$1,519.7	$(314.7)	$1,425.0	$(299.6)

Intangible assets recorded in connection with our acquisition of Tubular Steel were $89.0 million as of March 31, 2016 (see Note 3). A total of $27.3 million was allocated to the acquisition of Tubular Steel’s trade name, which is not subject to amortization.

We recognized amortization expense for intangible assets of $13.6 million and $14.3 million for the first quarter of  2016 and 2015, respectively. Foreign currency translation gains related to intangible assets, net, were approximately $4.2 million during the first quarter of 2016.

The following is a summary of estimated aggregate amortization expense for the remaining nine months of 2016 and each of the succeeding five years:

(in millions)

2016	$39.6
2017	49.0
2018	44.7
2019	44.6
2020	44.6
2021	40.6

6.  Debt

Debt consisted of the following:

	March 31,	December 31,
	2016	2015
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$556.0	$332.0
Unsecured term loan due from June 30, 2016 to April 4, 2018	386.3	398.8
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	104.3	111.3
Total	2,146.6	1,942.1
Less: unamortized discount and debt issuance costs	(12.5)	(13.4)
Less: amounts due within one year and short-term borrowings	(493.8)	(500.8)
Total long-term debt	$1,640.3	$1,427.9

Unsecured Credit Facility

On April 4, 2013, we entered into an unsecured five-year credit agreement with a syndicated bank group (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan during the first quarter of 2016 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 1.73% and 1.81% as of March 31, 2016 and December 31, 2015, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 1.68% and 1.67% as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had $556.0 million of outstanding borrowings, $56.9 million of letters of credit issued and $887.1 million available on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $74.3 million are in place for operations in Asia and Europe with combined outstanding balances of $53.2 million and $59.9 million as of March 31, 2016 and December 31, 2015, respectively.

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.0 million as of March 31, 2016 and December 31, 2015, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $40.1 million and $40.4 million as of March 31, 2016 and December 31, 2015, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

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

We were in compliance with all material covenants in our debt agreements at March 31, 2016.

7.  Income Taxes

Our effective income tax rates for the first quarter of 2016 and 2015 were 14.4% and 31.7%, respectively. During the first quarter of 2016, favorable developments occurred toward the resolution of a tax position that was previously uncertain. The re-measurement of that tax position lowered our effective tax rate by 16.1% in the first quarter of 2016, which is not expected to occur in subsequent periods. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Common Stock

As of March 31, 2016, we had authorization to purchase a total of approximately 8.4 million shares under our existing share repurchase plan, or about 12% of outstanding shares. There were no share repurchases in the first quarter of 2016. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended
	March 31, 2016
			Weighted Average
	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation	—	$2.1	—
Stock options exercised	345,170	16.5	$64.87
Cumulative effect of change in accounting for stock-based compensation	—	1.0	—
Total	345,170	$19.6

Dividends

On April 19, 2016, our Board of Directors declared the 2016 second quarter cash dividend of $0.40 per share. The dividend is payable on June 17, 2016 to stockholders of record as of May 27, 2016.

During the first quarter of 2016 and 2015, we declared and paid a quarterly dividend of $0.40 per share, or $28.9 million and $30.7 million in total, respectively. During the first quarter of 2016 and 2015, we paid $0.9 million and $1.0 million in dividend equivalents with respect to vested RSUs, respectively.

Stock-Based Compensation

Effective January 1, 2016, we adopted accounting changes issued by the FASB for stock-based compensation that allow us to account for forfeitures of restricted stock unit (“RSUs”) as they occur rather than estimating the number of forfeitures. As a result of the adoption, we recorded a cumulative-effect adjustment that reduced beginning retained earnings by $0.6 million, net of tax.

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based and performance-based RSUs that generally have 3-year vesting periods. The performance-based RSU awards are subject to both service and performance goal criteria. We also grant restricted stock to the non-employee members of the Board of Directors. The fair value of the RSUs and restricted stock awards is determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested restricted stock grants and service-based and performance-based RSUs as of March 31, 2016 and changes during the quarter then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value

Unvested at January 1, 2016	900,410	$63.26
Granted(1)	512,895	69.16
Vested	(256)	59.27
Canceled	(5,684)	65.96
Unvested at March 31, 2016	1,407,365	$65.40
Shares reserved for future grants (all plans)	1,859,259

(1) 512,895 RSUs, including 190,175 performance-based RSUs.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2016	$(74.2)	$(25.5)	$(99.7)
Current-period change	15.7	—	15.7
Balance as of March 31, 2016	$(58.5)	$(25.5)	$(84.0)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $15.6 million as of March 31, 2016 and December 31, 2015.

9.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with an environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our 100%-owned subsidiary, which were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the remaining costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. We are not a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without a material adverse effect on our results of operations, financial condition or cash flows. We maintain general liability insurance against risks arising out of our ordinary course of business.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$92.2	$101.3
Denominator:
Weighted average shares outstanding	71,929,821	77,119,266
Dilutive effect of stock-based awards	778,528	713,054
Weighted average diluted shares outstanding	72,708,349	77,832,320

Earnings per share attributable to Reliance stockholders:
Diluted	$1.27	$1.30
Basic	$1.28	$1.31

Potentially dilutive securities whose effect would have been antidilutive were not significant for the first quarter of 2016 and 2015.

11.  Subsequent Event

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. For the year ended December 31, 2015, Best Manufacturing’s net sales were approximately $20.0 million.

12.  Condensed Consolidating Financial Statements

In November 2006 and April 2013, we issued senior unsecured notes in the aggregate principal amount of $1.1 billion, at fixed interest rates that are guaranteed by certain of our 100%-owned domestic subsidiaries that also guarantee borrowings under the Credit Agreement. The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The guarantees are full and unconditional and joint and several obligations of each of the subsidiary guarantors. There are no significant restrictions on our ability to obtain funds from any of the subsidiary guarantors by dividends or loans. The supplemental consolidating financial information has been presented in lieu of separate financial statements of the subsidiary guarantors as such separate financial statements are not considered meaningful.

Condensed Unaudited Consolidating Balance Sheet

As of March 31, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$17.1	$(4.8)	$108.2	$—	$120.5
Accounts receivable, net	75.2	775.8	162.2	(4.2)	1,009.0
Inventories	61.7	1,242.0	222.0	—	1,525.7
Income taxes receivable	47.7	—	—	(18.4)	29.3
Other current assets	30.1	13.1	13.5	(1.3)	55.4
Total current assets	231.8	2,026.1	505.9	(23.9)	2,739.9

Investments in subsidiaries	5,172.2	340.0	—	(5,512.2)	—
Property, plant and equipment, net	115.8	1,345.5	210.6	—	1,671.9
Goodwill	23.8	1,667.1	133.7	—	1,824.6
Intangible assets, net	13.5	1,055.1	136.4	—	1,205.0
Intercompany receivables	787.3	47.5	32.0	(866.8)	—
Other assets	24.5	47.6	6.0	—	78.1
Total assets	$6,368.9	$6,528.9	$1,024.6	$(6,402.9)	$7,519.5

Liabilities & Equity
Accounts payable	$33.7	$252.0	$68.9	$(4.2)	$350.4
Accrued compensation and retirement costs	15.4	69.6	6.0	—	91.0
Other current liabilities	67.2	34.2	54.5	(19.7)	136.2
Current maturities of long-term debt and short-term borrowings	400.0	—	93.8	—	493.8
Total current liabilities	516.3	355.8	223.2	(23.9)	1,071.4
Long-term debt	1,629.7	5.7	4.9	—	1,640.3
Intercompany borrowings	—	712.6	154.2	(866.8)	—
Other long-term liabilities	210.9	505.2	51.3	—	767.4
Total Reliance stockholders’ equity	4,012.0	4,942.3	569.9	(5,512.2)	4,012.0
Noncontrolling interests	—	7.3	21.1	—	28.4
Total equity	4,012.0	4,949.6	591.0	(5,512.2)	4,040.4
Total liabilities and equity	$6,368.9	$6,528.9	$1,024.6	$(6,402.9)	$7,519.5

Condensed Unaudited Consolidating Balance Sheet

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

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$169.8	$1,816.5	$220.8	$(44.4)	$2,162.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	129.3	1,270.5	170.6	(44.4)	1,526.0
Warehouse, delivery, selling, general and administrative	47.6	373.6	34.7	(5.1)	450.8
Depreciation and amortization	4.1	46.4	5.6	—	56.1
	181.0	1,690.5	210.9	(49.5)	2,032.9

Operating (loss) income	(11.2)	126.0	9.9	5.1	129.8

Other income (expense):
Interest	(20.7)	(2.9)	(1.5)	3.4	(21.7)
Other income, net	3.4	1.2	5.0	(8.5)	1.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(28.5)	124.3	13.4	—	109.2
Equity in earnings of subsidiaries	114.6	4.2	—	(118.8)	—
Income before income taxes	86.1	128.5	13.4	(118.8)	109.2
Income tax (benefit) provision	(6.1)	18.5	3.3	—	15.7
Net income	92.2	110.0	10.1	(118.8)	93.5
Less: Net income attributable to noncontrolling interests	—	1.3	—	—	1.3
Net income attributable to Reliance	$92.2	$108.7	$10.1	$(118.8)	$92.2
Comprehensive income attributable to Reliance	$107.9	$121.8	$28.7	$(150.5)	$107.9

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

Condensed Unaudited Consolidating Cash Flow Statement

For the Three Months ended March 31, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(16.6)	$157.2	$14.8	$—	$155.4

Investing activities:
Purchases of property, plant and equipment	(4.0)	(26.2)	(4.2)	—	(34.4)
Acquisition, net of cash acquired	(291.1)	0.2	—	—	(290.9)
Net repayments from subsidiaries	125.1	—	—	(125.1)	—
Other investing activities, net	(4.9)	(1.4)	0.1	—	(6.2)
Net cash used in investing activities	(174.9)	(27.4)	(4.1)	(125.1)	(331.5)

Financing activities:
Net short-term debt repayments	—	—	(6.2)	—	(6.2)
Proceeds from long-term debt borrowings	399.0	—	—	—	399.0
Principal payments on long-term debt	(187.5)	(0.5)	—	—	(188.0)
Dividends and dividend equivalents paid	(29.0)	—	—	—	(29.0)
Net intercompany (repayments) borrowings	—	(133.1)	8.0	125.1	—
Other financing activities, net	15.4	—	(1.5)	—	13.9
Net cash provided by (used in) financing activities	197.9	(133.6)	0.3	125.1	189.7
Effect of exchange rate changes on cash and cash equivalents	—	—	2.6	—	2.6
Increase (decrease) in cash and cash equivalents	6.4	(3.8)	13.6	—	16.2
Cash and cash equivalents at beginning of year	10.7	(1.0)	94.6	—	104.3
Cash and cash equivalents at end of period	$17.1	$(4.8)	$108.2	$—	$120.5

Condensed Unaudited Consolidating Cash Flow Statement

For the Three Months Ended March 31, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(41.0)	$189.0	$23.4	$—	$171.4

Investing activities:
Purchases of property, plant and equipment	(3.1)	(25.1)	(3.1)	—	(31.3)
Net repayments from subsidiaries	174.6	—	—	(174.6)	—
Other investing activities, net	—	4.1	—	—	4.1
Net cash provided by (used) in investing activities	171.5	(21.0)	(3.1)	(174.6)	(27.2)

Financing activities:
Net short-term debt borrowings	—	—	1.1	—	1.1
Proceeds from long-term debt borrowings	363.0	—	—	—	363.0
Principal payments on long-term debt	(310.3)	(0.7)	—	—	(311.0)
Dividends and dividend equivalents paid	(31.7)	—	—	—	(31.7)
Share repurchases	(171.2)	—	—	—	(171.2)
Net intercompany repayments	—	(162.5)	(12.1)	174.6	—
Other financing activities, net	4.4	—	(0.6)	—	3.8
Net cash used in financing activities	(145.8)	(163.2)	(11.6)	174.6	(146.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.8)	—	(2.8)
(Decrease) increase in cash and cash equivalents	(15.3)	4.8	5.9	—	(4.6)
Cash and cash equivalents at beginning of year	41.9	(8.3)	72.6	—	106.2
Cash and cash equivalents at end of period	$26.6	$(3.5)	$78.5	$—	$101.6

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”).  As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Overview

Our strong operational execution continued in the first quarter of 2016. Our sales for the first quarter of 2016 were $2.16 billion, down 17.3% from $2.61 billion in the first quarter of 2015. Demand declined somewhat in the first quarter of 2016 as compared to the first quarter of 2015, but was still relatively stable outside of the energy end market. Pricing levels were significantly lower in the first quarter of 2016 as compared to the first quarter of 2015, especially for carbon (51% of our sales) and stainless steel (14% of our sales) products, which had a material impact on our revenues and profits. Despite the challenges of lower average selling prices, we achieved several operational successes in the 2016 first quarter:

•	We increased our FIFO gross profit margin to 29.4% from 25.4% in the 2015 first quarter, our highest quarterly level since the 2008 second quarter;

•	The 2016 first quarter was the fifth consecutive quarter in which we increased our FIFO gross profit margin; and

•	Our inventory turn rate (based on tons) in the 2016 first quarter was 4.9 times, exceeding our company-wide goal of 4.7 times.

Our same-store tons sold decreased 3.7% in the first quarter of 2016 compared to the first quarter of 2015, well ahead of the industry decline of 9.1% reported by the Metals Service Center Institute (“MSCI”). Demand was relatively healthy in most of our end markets, with the exception of the energy market (oil and gas). We believe our industry outperformance is attributable to our focus on small orders requiring high levels of quality and service on a just-in-time basis, as well as our significant investments in our facilities and processing equipment.

Our same-store average selling price per ton sold has declined sequentially since the third quarter of 2014. For the first time in over a year, however, we observed rising mill pricing for most carbon steel products as well as stainless steel flat-rolled products in the latter part of the 2016 first quarter which we attribute to the recent trade case filings by U.S. steel producers. We believe this stronger pricing environment contributed to our expanded gross profit margins during the first quarter of 2016, and we anticipate more meaningful impact on our average selling prices in the 2016 second quarter as these higher prices work their way through the marketplace.

We have exceeded our historical gross profit margin range of 25% to 27% in each of the past four quarters despite the difficult pricing environment, mainly due to our disciplined sales strategy, focus on small, quick-turn orders, value-added processing and effective inventory management.

We continued to maintain expense discipline as our same-store S,G&A expense decreased $4.6 million, or 1.0%, in the first quarter of 2016, compared to the first quarter of 2015. Our same-store S,G&A expense as a percent of sales increased from 17.1% in the first quarter of 2015 to 20.7% in the first quarter of 2016, due to the significantly lower metals pricing environment in the first quarter of 2016.

As of March 31, 2016, our net debt-to-total capital ratio was 33.4%, up from 31.8% as of December 31, 2015, mainly due to increased borrowings to fund our acquisition of Tubular Steel, Inc. (“Tubular Steel”) on January 1, 2016. We have significant liquidity as of March 31, 2016, with $887.1 million of availability under our Credit Agreement.

We believe we have significantly higher earnings capacity, which will be realized if the recent metals pricing increases work through the marketplace and when the non-residential construction market shows meaningful improvement. We believe that our exposure to diverse end markets, broad product base, and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses. Our operating and growth strategies have helped us achieve industry-leading operating results on a consistent basis, and we remain confident in our ability to maintain our track record of success going forward.

2016 Acquisitions

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, CNC punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. For the year ended December 31, 2015, Best Manufacturing’s net sales were approximately $20.0 million.

On January 1, 2016, we acquired Tubular Steel, a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has seven locations and a fabrication business that supports its diverse customer base. This acquisition was funded with borrowings on our revolving credit facility. For the first quarter of 2016, Tubular Steel’s net sales were approximately $29.8 million.

Three Months ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth certain income statement data for the first quarter of 2016 and 2015 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2016		2015
		% of		% of
	$	Net Sales	$	Net Sales

Net sales	$2,162.7	100.0%	$2,614.4	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,526.0	70.6	1,943.7	74.3
Gross profit (1)	636.7	29.4	670.7	25.7
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	450.8	20.8	446.1	17.1
Depreciation expense	42.5	2.0	41.0	1.6
Amortization expense	13.6	0.6	14.3	0.5
Operating income	$129.8	6.0%	$169.3	6.5%

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

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2016	2015	Change	Change
	(in millions)
Net sales	$2,162.7	$2,614.4	$(451.7)	(17.3)%
Net sales, same-store	$2,132.9	$2,614.4	$(481.5)	(18.4)%

	Three Months Ended
	March 31,		Tons	Percentage
	2016	2015	Change	Change
	(in thousands)
Tons sold	1,503.0	1,544.5	(41.5)	(2.7)%
Tons sold, same-store	1,487.9	1,544.5	(56.6)	(3.7)%

	Three Months Ended
	March 31,		Price	Percentage
	2016	2015	Change	Change
Average selling price per ton sold	$1,425	$1,688	$(263)	(15.6)%
Average selling price per ton sold, same-store	$1,419	$1,688	$(269)	(15.9)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2016 acquisition of Tubular Steel.

Our consolidated sales are lower in the first quarter of 2016 compared to the first quarter of 2015 mainly due to lower metals prices. Our average selling price per ton sold has decreased sequentially for the past four quarters due to the high levels of imported metals products in 2015 because of the strength of the U.S. dollar coupled with weak global economies. The significant decline in our volume sold to the energy (oil and gas) market also contributed to the decline in our consolidated sales in the first quarter of 2016. In general, business activity in almost all of our end markets other than the energy market was relatively stable in the first quarter of 2016 compared to the first quarter of 2015. For the first quarter of 2016, same-store tons sold were down 3.7% from the first quarter of 2015; however, our performance outpaced the industry data reported by the MSCI, which indicated industry shipments were down 9.1% during the same period.

End markets that continued to perform well for us in the first quarter of 2016 when compared to the first quarter of 2015 were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry remained fairly consistent in the 2016 first quarter with the levels we experienced throughout 2015. Non-residential construction, our largest end market, continued its slow but steady improvement, albeit at significantly reduced demand levels from its peak in 2006. Sales to the energy market (oil and gas) were significantly lower in the first quarter of 2016 as compared to the first quarter of 2015 due to significantly lower oil prices and the related reduction in drilling activity.

Our average selling price per ton sold in the first quarter of 2016 was down 15.6% from the first quarter of 2015 given decreased mill pricing for most products we sell, most notably carbon and stainless steel. Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	(18.3)%	(19.3)%
Aluminum	(5.5)%	(5.5)%
Stainless steel	(21.3)%	(21.3)%
Alloy	(6.3)%	(6.6)%

Cost of Sales

	Three Months Ended
	March 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$1,526.0	70.6%	$1,943.7	74.3%	$(417.7)	(21.5)%

The decrease in cost of sales in the first quarter of 2016 is mainly due to decreases in our tons sold and a lower average cost price per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in no incremental LIFO expense or income in the first quarter of 2016 compared to a credit, or income, of $7.5 million in the first quarter of 2015.

Gross Profit

	Three Months Ended
	March 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$636.7	29.4%	$670.7	25.7%	$(34.0)	(5.1)%

Decreased tons sold and a lower average selling price per ton sold in the first quarter of 2016 negatively impacted gross profit dollars. However, gross profit margins have increased sequentially for the past five quarters due to our disciplined operational execution that focuses on small, quick-turn orders and value-added processing along with improved inventory management. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Three Months Ended
	March 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$450.8	20.8%	$446.1	17.1%	$4.7	1.1%
S,G&A expense, same-store	$441.5	20.7%	$446.1	17.1%	$(4.6)	(1.0)%
Depreciation & amortization expense	$56.1	2.6%	$55.3	2.1%	$0.8	1.4%

Our same-store S,G&A expense in the first quarter of 2016 was down from the first quarter of 2015 due to our cost reduction efforts, most significantly at our businesses serving the energy markets. Personnel-related expenses represent approximately 60% of our S,G&A expense. Our S,G&A expense as a percent of sales in the first quarter of 2016 increased due to the decline in average selling prices.

The increase in depreciation and amortization expense was mainly due to depreciation expense from our recent capital expenditures and Tubular Steel acquisition.

Operating Income

	Three Months Ended
	March 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$129.8	6.0%	$169.3	6.5%	$(39.5)	(23.3)%

Our operating income was lower in the first quarter of 2016 compared to the first quarter of 2015 due mainly to our gross profit dollars decreasing more than S,G&A expense. Our operating income margin declined in the first quarter of 2016 due to lower metals prices as the improvement in our gross profit margin was offset by an increase in our S,G&A expense as a percent of sales.

Income Tax Rate

Our effective income tax rates for the first quarter of 2016 and 2015 were 14.4% and 31.7%, respectively. During the first quarter of 2016, favorable developments occurred toward the resolution of a tax position that was previously uncertain. The re-measurement of that tax position lowered our effective tax rate by 16.1% in the first quarter of 2016, which is not expected to occur in subsequent periods. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%. If we generate full-year 2016 taxable income at the same rate as the first quarter of 2016, we expect to have an annual effective income tax rate of approximately 27%.

Net Income

	Three Months Ended
	March 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$92.2	4.3%	$101.3	3.9%	$(9.1)	(9.0)%

The decrease in our net income in the first quarter of 2016 compared to the first quarter of 2015 was primarily the result of lower operating income somewhat offset by a lower income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $155.4 million in the first quarter of 2016 compared to $171.4 million provided in the first quarter of 2015. The decrease was mainly due to our lower net income. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2016, our days sales outstanding rate was approximately 42.3 days compared to 42.4 days at December 31, 2015.  Our inventory turn rate (based on tons) during the first quarter of 2016 was approximately 4.9 times (or 2.4 months on hand), compared with our 2015 annual rate of 4.5 times (or 2.7 months on hand).

Investing Activities

Net cash used in investing activities of $331.5 million in the first quarter of 2016 was mainly comprised of our acquisition of Tubular Steel on January 1, 2016 and capital expenditures. Capital expenditures were $34.4 million for the first quarter of 2016 compared to $31.3 million during the first quarter of 2015. The majority of our 2016 capital expenditures relate to growth initiatives.

Financing Activities

Our net cash provided by financing activities of $189.7 million in the first quarter of 2016 was mainly comprised of net debt borrowings, which were used to fund our acquisition of Tubular Steel. Net debt borrowings in the first quarter of 2016 were $204.8 million compared to $53.1 million in first quarter of 2015. We paid dividends and dividend equivalents of $29.0 million during the first quarter of 2016, a decrease of $2.7 million from the first quarter of 2015 due to a lower number of outstanding shares resulting from our repurchase of approximately 6.2 million shares in 2015. We used cash of $171.2 million to repurchase shares of our common stock in the first quarter of 2015, while there were no repurchases during the first quarter of 2016. We expect to continue opportunistically repurchasing shares of our common stock going forward.

On April 19, 2016, our Board declared the 2016 second quarter cash dividend of $0.40 per share of common stock. We have increased our dividend 22 times since our IPO in 1994 and have paid regular quarterly dividends to our stockholders for 57 consecutive years.

On October 20, 2015, our Board of Directors increased by 7.5 million shares the number of shares authorized to be repurchased under our share repurchase plan and extended the duration of the plan through December 31, 2018. During the first quarter of 2015, we repurchased approximately 3.2 million shares of our common stock at an average cost of $58.02 per share for $184.9 million, including 231,626 shares for $13.7 million that were pending settlement at March 31,

2015. We did not repurchase any shares in the first quarter of 2016. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. As of March 31, 2016, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2016 was $2.15 billion, up from $1.94 billion at December 31, 2015. At March 31, 2016, we had $556.0 million in outstanding borrowings, $56.9 million of issued letters of credit and $887.1 million available on our revolving credit facility. As of March 31, 2016, our net debt-to-total capital ratio was 33.4%, up from 31.8% as of December 31, 2015 due to borrowings to fund our acquisition of Tubular Steel on January 1, 2016. On April 1, 2016, we acquired Best Manufacturing and funded our purchase with borrowings on our revolving credit facility.

On April 4, 2013, we entered into a credit agreement with a syndicated bank group (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $500.0 million term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be repaid without penalty.

Other revolving credit facilities with a combined credit limit of approximately $74.3 million are in place for operations in Asia and Europe with combined outstanding balances of $53.2 million and $59.9 million as of March 31, 2016 and December 31, 2015, respectively.

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

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.  The net proceeds from the issuance of these notes were used to partially fund the acquisition of Metals USA Holdings Corp (“Metals USA”).

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

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.0 million as of March 31, 2016 and December 31, 2015, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which have outstanding balances of $40.1 million and $40.4 million as of March 31, 2016 and December 31, 2015, respectively. The mortgages, which are secured by the underlying properties, have a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016.

As of March 31, 2016, we had $531.8 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due, including $350.0 million of senior notes that mature in November 2016. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise funding, if needed.  We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended March 31, 2016 was approximately 6.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of March 31, 2016, calculated in accordance with the terms of the Credit Agreement, was 35.2% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our consolidated EBITDA for the last twelve months and approximately 84% of consolidated tangible assets as of March 31, 2016.

We were in compliance with all material covenants in our debt agreements at March 31, 2016.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2016 and December 31, 2015, we were contingently liable under standby letters of credit in the aggregate amount of $56.9 million and $57.4 million, respectively. The letters of credit relate to insurance policies, construction projects and outstanding industrial revenue bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2016, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and extended holiday closures at some of our customers. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.82 billion at March 31, 2016, or approximately 24.3% of total assets, or 45.5% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.21 billion at March 31, 2016, or approximately 16.0% of total assets, or 30.0% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements.  We do not believe that the new accounting guidance implemented in 2016 changed our critical accounting policies.

New Accounting Guidance

See “Note 2 — Impact of Recently Issued Accounting Guidance” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2015. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 2, 2016	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1

First Amendment, dated February 16, 2016, to Amended and Restated Bylaws of Reliance Steel & Aluminum Co. (incorporated by reference to Exhibit 3.1 of Reliance Steel & Aluminum Co.’s Form 8-K filed with the SEC on February 18, 2016)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Reliance Steel & Aluminum Co.’s Form 8-K filed with the SEC on February 18, 2016)

10.3*	Form of Restricted Stock Unit Award Agreement-ROA Performance

10.4*	Form of Restricted Stock Unit Award Agreement-Service

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Furnished herewith.