Form 10-Q
period 2016-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2016-08-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐  No  ☒

As of July 27, 2016, 72,529,836 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30,	December 31,
	2016	2015*
ASSETS
Current assets:
Cash and cash equivalents	$116.5	$104.3
Accounts receivable, less allowance for doubtful accounts of $18.2 at June 30, 2016 and $16.3 at December 31, 2015	1,036.0	916.6
Inventories	1,623.8	1,436.0
Prepaid expenses and other current assets	60.6	60.8
Income taxes receivable	16.9	36.5
Total current assets	2,853.8	2,554.2
Property, plant and equipment:
Land	206.4	196.2
Buildings	1,037.4	1,006.3
Machinery and equipment	1,649.5	1,569.8
Accumulated depreciation	(1,216.1)	(1,136.8)
	1,677.2	1,635.5

Goodwill	1,830.9	1,724.8
Intangible assets, net	1,205.3	1,125.4
Cash surrender value of life insurance policies, net	39.2	45.8
Other assets	38.2	35.9
Total assets	$7,644.6	$7,121.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$360.8	$247.0
Accrued expenses	79.9	83.0
Accrued compensation and retirement costs	108.6	118.7
Accrued insurance costs	44.0	40.2
Current maturities of long-term debt and short-term borrowings	484.7	500.8
Total current liabilities	1,078.0	989.7
Long-term debt	1,684.7	1,427.9
Long-term retirement costs	108.2	103.8
Other long-term liabilities	15.3	30.4
Deferred income taxes	629.0	627.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,503,979 at June 30, 2016 and 71,739,072 at December 31, 2015	575.1	533.8
Retained earnings	3,614.5	3,480.0
Accumulated other comprehensive loss	(88.8)	(99.7)
Total Reliance stockholders’ equity	4,100.8	3,914.1
Noncontrolling interests	28.6	28.6
Total equity	4,129.4	3,942.7
Total liabilities and equity	$7,644.6	$7,121.6

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$2,203.9	$2,423.7	$4,366.6	$5,038.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,518.8	1,767.8	3,044.8	3,711.5
Warehouse, delivery, selling, general and administrative	456.5	440.8	907.3	886.9
Depreciation and amortization	55.5	54.9	111.6	110.2
	2,030.8	2,263.5	4,063.7	4,708.6

Operating income	173.1	160.2	302.9	329.5

Other income (expense):
Interest	(21.7)	(21.5)	(43.4)	(42.1)
Other income (expense), net	0.2	(2.8)	1.3	(0.9)
Income before income taxes	151.6	135.9	260.8	286.5
Income tax provision	49.5	44.3	65.2	92.0
Net income	102.1	91.6	195.6	194.5
Less: Net income attributable to noncontrolling interests	1.2	1.4	2.5	3.0
Net income attributable to Reliance	$100.9	$90.2	$193.1	$191.5

Earnings per share attributable to Reliance stockholders:
Diluted	$1.38	$1.20	$2.65	$2.50
Basic	$1.39	$1.21	$2.68	$2.53

Cash dividends per share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$102.1	$91.6	$195.6	$194.5
Other comprehensive loss:
Foreign currency translation (loss) gain	(4.8)	7.9	10.9	(17.0)
Unrealized loss on investments, net of tax	—	(0.5)	—	(0.4)
Total other comprehensive (loss) income	(4.8)	7.4	10.9	(17.4)
Comprehensive income	97.3	99.0	206.5	177.1
Less: comprehensive income attributable to noncontrolling interests	1.2	1.4	2.5	3.0
Comprehensive income attributable to Reliance	$96.1	$97.6	$204.0	$174.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$195.6	$194.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	111.6	110.2
Deferred income tax provision (benefit)	1.6	(2.0)
Gain on sales of property, plant and equipment	(0.4)	(0.3)
Stock-based compensation expense	11.4	12.4
Other	2.5	5.1
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(106.2)	25.0
Inventories	(126.6)	75.3
Prepaid expenses and other assets	20.7	0.4
Accounts payable and other liabilities	95.0	43.3
Net cash provided by operating activities	205.2	463.9

Investing activities:
Purchases of property, plant and equipment	(71.7)	(77.1)
Acquisitions, net of cash acquired	(322.4)	—
Other	(1.3)	(1.5)
Net cash used in investing activities	(395.4)	(78.6)

Financing activities:
Net short-term debt (repayments) borrowings	(13.5)	6.8
Proceeds from long-term debt borrowings	613.0	412.0
Principal payments on long-term debt	(365.1)	(521.8)
Dividends and dividend equivalents paid	(58.0)	(61.4)
Exercise of stock options	30.1	10.6
Share repurchases	—	(200.0)
Other	(3.6)	(4.3)
Net cash provided by (used in) financing activities	202.9	(358.1)
Effect of exchange rate changes on cash	(0.5)	(1.5)
Increase in cash and cash equivalents	12.2	25.7
Cash and cash equivalents at beginning of year	104.3	106.2
Cash and cash equivalents at end of period	$116.5	$131.9

Supplemental cash flow information:
Interest paid during the period	$41.3	$42.2
Income taxes paid during the period, net	$58.0	$118.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June  30, 2016

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

3.  Acquisitions

2016 Acquisitions

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. For the three months ended June 30, 2016, Best Manufacturing’s net sales were approximately $4.9 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has seven locations and a fabrication business that supports its diverse customer base. For the six months ended June 30, 2016, Tubular Steel’s net sales were approximately $60.1 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

The preliminary allocation of the total purchase price of our 2016 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)

Cash	$0.2
Accounts receivable	12.6
Inventories	59.0
Property, plant and equipment	57.0
Goodwill	102.9
Intangible assets subject to amortization	69.3
Intangible assets not subject to amortization	34.1
Other current and long-term assets	0.1
Total assets acquired	335.2
Current and long-term debt	6.1
Other current and long-term liabilities	6.5
Total liabilities assumed	12.6
Net assets acquired	$322.6

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheet reflects the allocation of each acquisition’s purchase price as of June 30, 2016. The purchase price allocations for the 2016 acquisitions are preliminary and are pending the completion of certain purchase price adjustments based on tangible and intangible asset valuations and pre-acquisition period income tax returns. The measurement periods for the purchase price allocations do not exceed 12 months from the acquisition date.

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)

Balance at January 1, 2016	$1,724.8
Acquisitions	102.9
Effect of foreign currency translation	3.2
Balance at June 30, 2016	$1,830.9

We had no accumulated impairment losses related to goodwill at June 30, 2016.

All of the goodwill recorded from our 2016 acquisitions is tax deductible.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2016		December 31, 2015
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.5	$1.5	$(1.1)	$1.3	$(1.0)
Customer lists/relationships	14.8	731.4	(313.2)	659.0	(285.7)
Software – internal use	10.0	8.1	(8.1)	8.1	(7.9)
Other	5.2	6.3	(5.5)	6.3	(5.0)
		747.3	(327.9)	674.7	(299.6)
Intangible assets not subject to amortization:
Trade names		785.9	—	750.3	—
		$1,533.2	$(327.9)	$1,425.0	$(299.6)

Intangible assets recorded in connection with our 2016 acquisitions were $103.4 million as of June 30, 2016 (see Note 3 — “Acquisitions”). A total of $34.1 million was allocated to the trade names acquired, which is not subject to amortization.

We recognized amortization expense for intangible assets of $27.1 million and $27.7 million for the six months ended June 30, 2016 and 2015, respectively. Foreign currency translation gains related to intangible assets, net, were approximately $3.6 million during the six months ended June 30, 2016.

The following is a summary of estimated aggregate amortization expense for the remaining six months of 2016 and each of the succeeding five years:

(in millions)

2016	$26.7
2017	49.8
2018	45.4
2019	45.3
2020	45.3
2021	41.4

6.  Debt

Debt consisted of the following:

	June 30,	December 31,
	2016	2015
	(in millions)
Unsecured revolving credit facility due April 4, 2018	$612.0	$332.0
Unsecured term loan due from September 30, 2016 to April 4, 2018	373.8	398.8
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	95.2	111.3
Total	2,181.0	1,942.1
Less: unamortized discount and debt issuance costs	(11.6)	(13.4)
Less: amounts due within one year and short-term borrowings	(484.7)	(500.8)
Total long-term debt	$1,684.7	$1,427.9

Unsecured Credit Facility

On April 4, 2013, we entered into an unsecured five-year credit agreement with a syndicated bank group (“Credit Agreement”). The Credit Agreement amended and restated our existing $1.5 billion unsecured revolving credit facility and provided for a $500.0 million term loan and an option to increase the revolving credit facility for up to $500.0 million at our request, subject to approval of the lenders and certain other conditions. The term loan due April 4, 2018 amortizes in quarterly installments, with an annual amortization of 10% until March 2018, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan during the three-months ended June 30, 2016 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 1.82% and 1.81% as of June 30, 2016 and December 31, 2015, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 1.71% and 1.67% as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had $612.0 million of outstanding borrowings, $56.9 million of letters of credit issued and $831.1 million available on the revolving credit facility.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes are guaranteed by certain of our 100%-owned domestic subsidiaries that also guarantee borrowings under the Credit Agreement. The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of both a change in control and a downgrade of our credit rating.

Other Notes and Revolving Credit Facilities

Other revolving credit facilities with a combined credit limit of approximately $69.8 million are in place for operations in Asia and Europe with combined outstanding balances of $44.5 million and $59.9 million as of June 30, 2016 and December 31, 2015, respectively.

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.0 million as of June 30, 2016 and December 31, 2015, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which had outstanding balances of $39.7 million and $40.4 million as of June 30, 2016 and December 31, 2015, respectively. The mortgages, which were secured by the underlying properties, had a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016. We repaid all of the mortgage obligations without penalty on July 1, 2016 with borrowings on our revolving credit facility.

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

We were in compliance with all material covenants in our debt agreements at June 30, 2016.

7.  Income Taxes

Our effective income tax rates for the three-month periods ended June 30, 2016 and 2015 were 32.7% and 32.6%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2016 and 2015 were 25.0% and 32.1%, respectively. Our 2016 six-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 six-month effective income tax rate by 6.7%. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Common Stock

As of June 30, 2016, we had authorization to purchase a total of approximately 8.4 million shares under our existing share repurchase plan, or about 12% of outstanding shares. There were no share repurchases in the six-month period ended June 30, 2016. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
			Weighted Average			Weighted Average
	Shares	Amount	Exercise Price	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation	11,611	$8.1		150,162	$10.2
Stock options exercised	269,575	13.6	$52.96	614,745	30.1	$49.01
Cumulative effect of change in accounting for stock-based compensation		—			1.0
Total	281,186	$21.7		764,907	$41.3

Dividends

On July 20, 2016, our Board of Directors declared the 2016 third quarter cash dividend of $0.425 per share, an increase of 6.3% compared to the 2016 second quarter dividend. The dividend is payable on September 9, 2016 to stockholders of record as of August 12, 2016.

During the second quarter of 2016 and 2015, we declared and paid a quarterly dividend of $0.40 per share, or $29.0 million and $29.7 million in total, respectively. During the six months ended June 30, 2016 and 2015, we declared and paid quarterly dividends of $0.80 per share, or $57.1 million and $60.4 million in total, respectively. During the six months ended 2016 and 2015, we paid $0.9 million and $1.0 million in dividend equivalents with respect to vested restricted stock units (“RSUs”), respectively.

Stock-Based Compensation

Effective January 1, 2016, we adopted accounting changes issued by the FASB for stock-based compensation that allow us to account for forfeitures of RSUs as they occur rather than estimating the number of forfeitures. As a result of the adoption, we recorded a cumulative-effect adjustment that reduced beginning retained earnings by $0.6 million, net of tax.

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

A summary of the status of our unvested restricted stock grants and service-based and performance-based RSUs as of June 30, 2016 and changes during the six-month period then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value

Unvested at January 1, 2016	900,410	$63.26
Granted(1)	524,746	69.20
Vested	(13,317)	69.63
Cancelled	(19,114)	64.41
Unvested at June 30, 2016	1,392,725	$65.43
Shares reserved for future grants (all plans)	1,862,538

(1) 512,895 RSUs, including 190,175 performance-based RSUs, and 11,851 restricted stock grants.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2016	$(74.2)	$(25.5)	$(99.7)
Current-period change	10.9	—	10.9
Balance as of June 30, 2016	$(63.3)	$(25.5)	$(88.8)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $15.6 million as of June 30, 2016 and December 31, 2015.

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

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$100.9	$90.2	$193.1	$191.5
Denominator:
Weighted average shares outstanding	72,372,056	74,316,582	72,150,938	75,710,182
Dilutive effect of stock-based awards	740,752	777,480	759,640	745,267
Weighted average diluted shares outstanding	73,112,808	75,094,062	72,910,578	76,455,449

Earnings per share attributable to Reliance stockholders:
Diluted	$1.38	$1.20	$2.65	$2.50
Basic	$1.39	$1.21	$2.68	$2.53

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and six-month periods ended June 30, 2016 and 2015.

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

Condensed Unaudited Consolidating Balance Sheet

As of June 30, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$13.4	$(0.4)	$103.5	$—	$116.5
Accounts receivable, net	78.9	808.9	153.5	(5.3)	1,036.0
Inventories	68.2	1,324.8	230.8	—	1,623.8
Income taxes receivable	46.1	—	—	(29.2)	16.9
Other current assets	34.6	11.9	15.5	(1.4)	60.6
Total current assets	241.2	2,145.2	503.3	(35.9)	2,853.8

Investments in subsidiaries	5,298.0	342.5	—	(5,640.5)	—
Property, plant and equipment, net	115.1	1,352.9	209.2	—	1,677.2
Goodwill	23.8	1,674.0	133.1	—	1,830.9
Intangible assets, net	13.0	1,058.3	134.0	—	1,205.3
Intercompany receivables	765.4	45.9	33.8	(845.1)	—
Other assets	27.1	44.1	6.2	—	77.4
Total assets	$6,483.6	$6,662.9	$1,019.6	$(6,521.5)	$7,644.6

Liabilities & Equity
Accounts payable	$36.6	$259.4	$70.1	$(5.3)	$360.8
Accrued compensation and retirement costs	19.9	82.7	6.0	—	108.6
Other current liabilities	55.3	42.6	56.6	(30.6)	123.9
Current maturities of long-term debt and short-term borrowings	400.0	—	84.7	—	484.7
Total current liabilities	511.8	384.7	217.4	(35.9)	1,078.0
Long-term debt	1,674.1	5.7	4.9	—	1,684.7
Intercompany borrowings	—	700.1	145.0	(845.1)	—
Other long-term liabilities	196.9	504.5	51.1	—	752.5
Total Reliance stockholders’ equity	4,100.8	5,060.7	579.8	(5,640.5)	4,100.8
Noncontrolling interests	—	7.2	21.4	—	28.6
Total equity	4,100.8	5,067.9	601.2	(5,640.5)	4,129.4
Total liabilities and equity	$6,483.6	$6,662.9	$1,019.6	$(6,521.5)	$7,644.6

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

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$178.2	$1,857.6	$214.2	$(46.1)	$2,203.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	110.7	1,290.3	163.9	(46.1)	1,518.8
Warehouse, delivery, selling, general and administrative	47.0	374.8	35.7	(1.0)	456.5
Depreciation and amortization	4.4	45.6	5.5	—	55.5
	162.1	1,710.7	205.1	(47.1)	2,030.8

Operating income	16.1	146.9	9.1	1.0	173.1

Other income (expense):
Interest	(20.8)	(5.7)	(1.8)	6.6	(21.7)
Other income (expense), net	3.9	(0.3)	4.2	(7.6)	0.2
(Loss) income before equity in earnings of subsidiaries and income taxes	(0.8)	140.9	11.5	—	151.6
Equity in earnings of subsidiaries	92.4	4.7	—	(97.1)	—
Income before income taxes	91.6	145.6	11.5	(97.1)	151.6
Income tax (benefit) provision	(9.3)	56.4	2.4	—	49.5
Net income	100.9	89.2	9.1	(97.1)	102.1
Less: Net income attributable to noncontrolling interests	—	1.2	—	—	1.2
Net income attributable to Reliance	$100.9	$88.0	$9.1	$(97.1)	$100.9
Comprehensive income attributable to Reliance	$96.1	$88.0	$11.0	$(99.0)	$96.1

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$185.6	$2,069.2	$219.4	$(50.5)	$2,423.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	128.4	1,521.4	168.6	(50.6)	1,767.8
Warehouse, delivery, selling, general and administrative	41.5	379.9	37.2	(17.8)	440.8
Depreciation and amortization	3.9	45.3	5.7	—	54.9
	173.8	1,946.6	211.5	(68.4)	2,263.5

Operating income	11.8	122.6	7.9	17.9	160.2

Other income (expense):
Interest	(20.6)	(5.1)	(1.8)	6.0	(21.5)
Other income (expense), net	18.5	(0.7)	3.3	(23.9)	(2.8)
Income before equity in earnings	9.7	116.8	9.4	—	135.9
Equity in earnings of subsidiaries	74.0	2.6	—	(76.6)	—
Income before income taxes	83.7	119.4	9.4	(76.6)	135.9
Income tax (benefit) provision	(6.5)	45.7	5.1	—	44.3
Net income	90.2	73.7	4.3	(76.6)	91.6
Less: Net income attributable to noncontrolling interests	—	1.3	0.1	—	1.4
Net income attributable to Reliance	$90.2	$72.4	$4.2	$(76.6)	$90.2
Comprehensive income attributable to Reliance	$97.6	$76.8	$6.3	$(83.1)	$97.6

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$348.0	$3,674.1	$435.0	$(90.5)	$4,366.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	240.0	2,560.8	334.5	(90.5)	3,044.8
Warehouse, delivery, selling, general and administrative	94.6	748.4	70.4	(6.1)	907.3
Depreciation and amortization	8.5	92.0	11.1	—	111.6
	343.1	3,401.2	416.0	(96.6)	4,063.7

Operating income	4.9	272.9	19.0	6.1	302.9

Other income (expense):
Interest	(41.5)	(8.6)	(3.3)	10.0	(43.4)
Other income, net	7.3	0.9	9.2	(16.1)	1.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(29.3)	265.2	24.9	—	260.8
Equity in earnings of subsidiaries	207.0	8.9	—	(215.9)	—
Income before income taxes	177.7	274.1	24.9	(215.9)	260.8
Income tax (benefit) provision	(15.4)	74.9	5.7	—	65.2
Net income	193.1	199.2	19.2	(215.9)	195.6
Less: Net income attributable to noncontrolling interests	—	2.5	—	—	2.5
Net income attributable to Reliance	$193.1	$196.7	$19.2	$(215.9)	$193.1
Comprehensive income attributable to Reliance	$204.0	$209.8	$39.7	$(249.5)	$204.0

Condensed Unaudited Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net sales	$377.7	$4,306.3	$457.3	$(103.2)	$5,038.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	283.5	3,182.3	349.0	(103.3)	3,711.5
Warehouse, delivery, selling, general and administrative	81.4	765.3	74.6	(34.4)	886.9
Depreciation and amortization	9.0	89.8	11.4	—	110.2
	373.9	4,037.4	435.0	(137.7)	4,708.6

Operating income	3.8	268.9	22.3	34.5	329.5

Other income (expense):
Interest	(40.2)	(11.0)	(3.3)	12.4	(42.1)
Other income (expense), net	37.4	(0.4)	9.0	(46.9)	(0.9)
Income before equity in earnings	1.0	257.5	28.0	—	286.5
Equity in earnings of subsidiaries	172.8	6.1	—	(178.9)	—
Income before income taxes	173.8	263.6	28.0	(178.9)	286.5
Income tax (benefit) provision	(17.7)	100.7	9.0	—	92.0
Net income	191.5	162.9	19.0	(178.9)	194.5
Less: Net income attributable to noncontrolling interests	—	2.7	0.3	—	3.0
Net income attributable to Reliance	$191.5	$160.2	$18.7	$(178.9)	$191.5
Comprehensive income attributable to Reliance	$174.1	$146.9	$0.5	$(147.4)	$174.1

Condensed Unaudited Consolidating Cash Flow Statement

For the Six Months Ended June 30, 2016

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(34.9)	$203.9	$36.2	$—	$205.2

Investing activities:
Purchases of property, plant and equipment	(7.2)	(56.7)	(7.8)	—	(71.7)
Acquisitions, net of cash acquired	(322.6)	0.2	—	—	(322.4)
Net repayments from subsidiaries	147.0	—	—	(147.0)	—
Other investing activities, net	(5.5)	4.1	0.1	—	(1.3)
Net cash used in investing activities	(188.3)	(52.4)	(7.7)	(147.0)	(395.4)

Financing activities:
Net short-term debt repayments	—	—	(13.5)	—	(13.5)
Proceeds from long-term debt borrowings	613.0	—	—	—	613.0
Principal payments on long-term debt	(358.1)	(6.9)	(0.1)	—	(365.1)
Dividends and dividend equivalents paid	(58.0)	—	—	—	(58.0)
Net intercompany (repayments) borrowings	—	(144.0)	(3.0)	147.0	—
Other financing activities, net	29.0	—	(2.5)	—	26.5
Net cash provided by (used in) financing activities	225.9	(150.9)	(19.1)	147.0	202.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase in cash and cash equivalents	2.7	0.6	8.9	—	12.2
Cash and cash equivalents at beginning of year	10.7	(1.0)	94.6	—	104.3
Cash and cash equivalents at end of period	$13.4	$(0.4)	$103.5	$—	$116.5

Condensed Unaudited Consolidating Cash Flow Statement

For the Six Months Ended June 30, 2015

(in millions)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$130.1	$304.2	$29.6	$—	$463.9

Investing activities:
Purchases of property, plant and equipment	(7.4)	(65.0)	(4.7)	—	(77.1)
Net repayments from subsidiaries	241.5	—	—	(241.5)	—
Other investing activities, net	—	(1.5)	—	—	(1.5)
Net cash provided by (used) in investing activities	234.1	(66.5)	(4.7)	(241.5)	(78.6)

Financing activities:
Net short-term debt borrowings	—	—	6.8	—	6.8
Proceeds from long-term debt borrowings	412.0	—	—	—	412.0
Principal payments on long-term debt	(520.8)	(1.0)	—	—	(521.8)
Dividends and dividend equivalents paid	(61.4)	—	—	—	(61.4)
Share repurchases	(200.0)	—	—	—	(200.0)
Net intercompany repayments	—	(226.7)	(14.8)	241.5	—
Other financing activities, net	8.2	—	(1.9)	—	6.3
Net cash used in financing activities	(362.0)	(227.7)	(9.9)	241.5	(358.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Increase in cash and cash equivalents	2.2	10.0	13.5	—	25.7
Cash and cash equivalents at beginning of year	41.9	(8.3)	72.6	—	106.2
Cash and cash equivalents at end of period	$44.1	$1.7	$86.1	$—	$131.9

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

Overview

We had strong operational execution in the three-month and six-month periods ended June 30, 2016 mainly due to our ability to further increase our gross profit margin. Our sales for the three-month period ended June 30, 2016 were $2.20 billion, down 9.1% from $2.42 billion in the same period in 2015. During the six-month period ended June 30, 2016, sales were $4.37 billion, down 13.3% from $5.0 billion in the same period in 2015. Demand was relatively consistent in the 2016 periods compared to the 2015 periods outside of the energy end market, which continued to decline in the first half of 2016. Although a more favorable pricing environment existed in the second quarter of 2016, pricing levels remained significantly lower in the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015, especially for carbon (51% of our sales) and stainless steel (14% of our sales) products, which had a material impact on our revenues and operating margins. Despite the challenges of lower average selling prices, we achieved several operational successes in the 2016 second quarter:

•	We increased our gross profit margin 400 basis points to 31.1% from 27.1% in the 2015 second quarter;

•	The 2016 second quarter was the sixth consecutive quarter in which we increased our first-in, first-out (“FIFO”) gross profit margin, our highest quarterly level since 2004;

•	Our inventory turn rate (based on tons) at June 30, 2016 was 4.7 times, in-line with our company-wide goal of 4.7 times;

•	We increased our operating income margin to 7.9% from 6.6% in the 2015 second quarter; and

•	Our earnings per diluted share were $1.38, up 15.0% from $1.20 in the second quarter of 2015.

Our same-store tons sold decreased 0.4% and 2.1% in the three-month and six-month periods ended June 30, 2016, respectively, compared to the same periods in 2015, well ahead of the industry decline reported by the Metals Service Center Institute (“MSCI”) of 4.6% and 6.9%, respectively, over these same periods. Demand was relatively healthy in most of our end markets, with the exception of the energy market (oil and gas). We believe our industry outperformance is attributable to our focus on small orders requiring high levels of quality and service on a just-in-time basis, as well as our significant investments in our value-added processing equipment over the past few years.

Our same-store average selling price per ton sold, which had declined sequentially in each quarter from the 2014 third quarter through the 2016 first quarter, showed improvement in the 2016 second quarter, mainly for certain carbon steel products. We attribute the recent pricing improvement to stable demand, domestic mill production capacity discipline and the impact of trade case filings by U.S. steel producers. We believe this stronger pricing environment along with our improved inventory position achieved through our inventory reduction efforts in 2015 and our investments in value-added processing equipment contributed to our expanded gross profit margins during the three-month and six-month periods ended June 30, 2016.

We have exceeded our historical gross profit margin range of 25% to 27% in each of the past five quarters despite the difficult pricing environment.

We continued to maintain expense discipline as our same-store S,G&A expenses were fairly consistent in the 2016 periods with those in the 2015 periods. Our same-store S,G&A expense as a percent of sales of 20.7% and 20.8% in the 2016 three-month and six-month periods, respectively, increased from 18.2% and 17.6% in the same 2015 periods, respectively, due to significantly lower metals pricing during the 2016 periods that reduced our sales levels.

The significant increase in our gross profit margin and effective expense control drove our operating income margin to 7.9% for the second quarter of 2016, a significant improvement from 6.6% in the second quarter of 2015, and 6.0% in the first quarter of 2016.

Net income attributable to Reliance for the second quarter of 2016 was $100.9 million, or $1.38 per diluted share, compared to $90.2 million, or $1.20 per diluted share in the second quarter of 2015, and $92.2 million, or $1.27 per diluted share in the first quarter of 2016.

As of June 30, 2016, our net debt-to-total capital ratio was 33.4%, up from 31.8% as of December 31, 2015, mainly due to increased borrowings to fund our 2016 acquisitions. We have significant liquidity as of June 30, 2016, with $831.1 million of availability under our Credit Agreement.

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

2016 Acquisitions

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Headquartered in Jonesboro, Arkansas, Best Manufacturing provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. For the three months ended June 30, 2016, Best Manufacturing’s net sales were approximately $4.9 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Headquartered in St. Louis, Missouri, Tubular Steel has seven locations and a fabrication business that support its diverse customer base. For the six months ended June 30, 2016, Tubular Steel’s net sales were approximately $60.1 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months and Six Months Ended June 30, 2016 Compared to Three Months and Six Months Ended June 30, 2015

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2016 and 2015 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$2,203.9	100.0%	$2,423.7	100.0%	$4,366.6	100.0%	$5,038.1	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,518.8	68.9	1,767.8	72.9	3,044.8	69.7	3,711.5	73.7
Gross profit (1)	685.1	31.1	655.9	27.1	1,321.8	30.3	1,326.6	26.3
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	456.5	20.7	440.8	18.2	907.3	20.8	886.9	17.6
Depreciation expense	42.0	1.9	41.5	1.7	84.5	1.9	82.5	1.6
Amortization expense	13.5	0.6	13.4	0.6	27.1	0.6	27.7	0.5
Operating income	$173.1	7.9%	$160.2	6.6%	$302.9	6.9%	$329.5	6.5%

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

Net Sales

	June 30,		Dollar	Percentage
	2016	2015	Change	Change
	(in millions)
Net sales (three months ended)	$2,203.9	$2,423.7	$(219.8)	(9.1)%
Net sales (six months ended)	$4,366.6	$5,038.1	$(671.5)	(13.3)%
Net sales, same-store (three months ended)	$2,168.7	$2,423.7	$(255.0)	(10.5)%
Net sales, same-store (six months ended)	$4,301.6	$5,038.1	$(736.5)	(14.6)%

	June 30,		Tons	Percentage
	2016	2015	Change	Change
	(in thousands)
Tons sold (three months ended)	1,519.4	1,508.2	11.2	0.7%
Tons sold (six months ended)	3,022.4	3,052.7	(30.3)	(1.0)%
Tons sold, same-store (three months ended)	1,501.6	1,508.2	(6.6)	(0.4)%
Tons sold, same-store (six months ended)	2,989.5	3,052.7	(63.2)	(2.1)%

	June 30,		Price	Percentage
	2016	2015	Change	Change
Average selling price per ton sold (three months ended)	$1,438	$1,600	$(162)	(10.1)%
Average selling price per ton sold (six months ended)	$1,431	$1,645	$(214)	(13.0)%
Average selling price per ton sold, same-store (three months ended)	$1,431	$1,600	$(169)	(10.6)%
Average selling price per ton sold, same-store (six months ended)	$1,425	$1,645	$(220)	(13.4)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2016 acquisitions.

Our consolidated sales were lower in the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015 mainly due to lower metals prices. Prices for carbon steel products improved during the 2016 second quarter compared to the 2016 first quarter, primarily due to increases in raw materials costs, including scrap, and multiple carbon steel trade cases filed in the U.S. that have resulted in reduced levels of imported carbon and stainless steel products; however metals pricing during the three-month and six-month periods ended June 30, 2016 remained significantly below the comparable 2015 periods.

The significant decline in our volume sold to the energy (oil and gas) market that began in 2014 and has continued through the first half of 2016, contributed to the decline in our same-store tons sold in the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015. In general, business activity in almost all of our end markets other than the energy market was relatively stable in the six months ended June 30, 2016 compared to the same period in 2015. For the three-month and six-month periods ended June 30, 2016, same-store tons sold were down 0.4% and 2.1%, respectively, from the comparable 2015 periods; however, our performance outpaced the industry data reported by the MSCI, which indicated industry shipments were down 4.6% and 6.9%, respectively, during the same periods.

End markets that continued to perform well for us in the three-month and six-month periods ended June 30, 2016 when compared to the same 2015 periods were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry remained fairly consistent with the low levels we experienced throughout 2015. Non-residential construction, our largest end market, continued its slow but steady improvement, albeit at significantly reduced demand levels from its peak levels experienced in 2006 and 2007.

Our average selling price per ton sold in the three-month and six-month periods ended June 30, 2016 decreased 10.1% and 13.0%, respectively, from the comparable 2015 periods given decreased mill pricing for most products we sell, most notably carbon and stainless steel. Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	(10.0)%	(10.9)%	(14.3)%	(15.3)%
Aluminum	(5.1)%	(5.1)%	(5.3)%	(5.3)%
Stainless steel	(15.5)%	(15.6)%	(18.5)%	(18.5)%
Alloy	(5.8)%	(6.1)%	(6.1)%	(6.4)%

Cost of Sales

	June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,518.8	68.9%	$1,767.8	72.9%	$(249.0)	(14.1)%
Cost of sales (six months ended)	$3,044.8	69.7%	$3,711.5	73.7%	$(666.7)	(18.0)%

The decrease in cost of sales in the three-month and six-month periods ended June 30, 2016 is mainly due to a lower average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in no incremental LIFO expense or income in the three-month and six-month periods ended June 30, 2016 compared to credits, or income, of $32.5 million and $40.0 million in the same periods of 2015, respectively.

Gross Profit

	June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$685.1	31.1%	$655.9	27.1%	$29.2	4.5%
Gross profit (six months ended)	$1,321.8	30.3%	$1,326.6	26.3%	$(4.8)	(0.4)%

Our gross profit margin increased 400 basis points in the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015. The increase in our gross profit in the three-month period ended June 30, 2016 compared to the same period in 2015 was mainly due to our increased gross profit margin, which outweighed the decline in our net sales from significantly lower average selling prices. The increase in our gross profit margin resulted in relatively flat gross profit dollars in the six-month period ended June 30, 2016 compared to the same period in 2015, even though our net sales declined. We increased our gross profit margin significantly in the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015 from our disciplined operational execution that focuses on small, quick-turn orders and increased value-added processing along with improved inventory management. Our gross profit margins have increased for six consecutive quarters. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$456.5	20.7%	$440.8	18.2%	$15.7	3.6%
S,G&A expense (six months ended)	$907.3	20.8%	$886.9	17.6%	$20.4	2.3%
S,G&A expense, same-store (three months ended)	$447.6	20.6%	$440.8	18.2%	$6.8	1.5%
S,G&A expense, same-store (six months ended)	$889.1	20.7%	$886.9	17.6%	$2.2	0.2%
Depreciation & amortization expense (three months ended)	$55.5	2.5%	$54.9	2.3%	$0.6	1.1%
Depreciation & amortization expense (six months ended)	$111.6	2.6%	$110.2	2.2%	$1.4	1.3%

Our S,G&A expense as a percent of sales in the three-month and six-month periods ended June 30, 2016 increased due to the decline in average selling prices that resulted in lower sales levels.

The increase in depreciation and amortization expense was mainly due to depreciation expense from our recent capital expenditures and our 2016 acquisitions.

Operating Income

	June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating Income (three months ended)	$173.1	7.9%	$160.2	6.6%	$12.9	8.1%
Operating Income (six months ended)	$302.9	6.9%	$329.5	6.5%	$(26.6)	(8.1)%

Our operating income was higher in the three-month period ended June 30, 2016 compared to the same period in 2015 mainly due to our gross profit dollars increase from our expanded gross profit margin outweighing the impact of lower net sales. Our operating income was lower in the six-month period ended June 30, 2016 compared to the same period in 2015 mainly due to lower net sales as a result of lower metals pricing, offset by higher gross profit margin. Our operating income margin increased in the three-month and six-month periods ended June 30, 2016 due to the significant increase in our gross profit margins.

Income Tax Rate

Our effective income tax rates for the three-month periods ended June 30, 2016 and 2015 were 32.7% and 32.6%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2016 and 2015 were 25.0% and 32.1%, respectively. Our 2016 six-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 six-month effective income tax rate by 6.7%. We currently estimate that our full year 2016 effective income tax rate will be approximately 28%. Permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$100.9	4.6%	$90.2	3.7%	$10.7	11.9%
Net income attributable to Reliance (six months ended)	$193.1	4.4%	$191.5	3.8%	$1.6	0.8%

The increase in our net income in the three-month period ended June 30, 2016 compared to the same period in 2015 was primarily the result of higher operating income from our increased gross profit margin. The increase in our net income as percentage of net sales in the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015 was primarily the result of our higher operating income margins.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $205.2 million in the six-month period ended June 30, 2016 compared to $463.9 million in the same period in 2015. The decrease was mainly due to lower working capital investment (primarily accounts receivable and inventory) needs in 2015 due to significant declines in metals prices continuing throughout the 2015 six-month period as well as increased focus on lowering our inventory levels in 2015. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2016, our days sales outstanding rate was approximately 42.2 days compared to 42.4 days at December 31, 2015. Our inventory turn rate (based on tons) during the six-month period ended June 30, 2016 was approximately 4.7 times (or 2.6 months on hand), compared with our 2015 annual rate of 4.5 times (or 2.7 months on hand).

Investing Activities

Net cash used in investing activities of $395.4 million in the six-month period ended June 30, 2016 was mainly comprised of our 2016 acquisitions and capital expenditures. Capital expenditures were $71.7 million for the six-month period ended June 30, 2016 compared to $77.1 million during the same period in 2015. The majority of our 2016 capital expenditures relate to growth initiatives.

Financing Activities

Our net cash provided by financing activities of $202.9 million in the six-month period ended June 30, 2016 was mainly comprised of net debt borrowings to fund our 2016 acquisitions. Net debt borrowings in the six-month period ended June 30, 2016 were $234.4 million compared to net debt repayments of $103.0 million in same period in 2015. We paid dividends and dividend equivalents of $58.0 million during the six-month period ended June 30, 2016, a decrease of $3.4 million from the same period in 2015 due to a lower number of outstanding shares resulting from our repurchase of approximately 6.2 million shares in 2015. We used cash of $200.0 million to repurchase shares of our common stock in the six-month period ended June 30, 2015, while there were no repurchases during the same period in 2016. We expect to continue opportunistically repurchasing shares of our common stock going forward.

On July 20, 2016, our Board of Directors declared the 2016 third quarter cash dividend of $0.425 per share, an increase of 6.3% compared to the 2016 second quarter dividend. We have increased our dividend 23 times since our IPO in 1994 and have paid regular quarterly dividends to our stockholders for 57 consecutive years.

On October 20, 2015, our Board of Directors increased by 7.5 million shares the number of shares authorized to be repurchased under our share repurchase plan and extended the duration of the plan through December 31, 2018. During the six-months ended June 30, 2015, we repurchased approximately 3.4 million shares of our common stock at an average cost of $58.17 per share for $200.0 million. We did not repurchase any shares in the six-month period ended June 30, 2016. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. As of June 30, 2016, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2016 was $2.18 billion, up from $1.94 billion at December 31, 2015. At June 30, 2016, we had $612.0 million of outstanding borrowings, $56.9 million of letters of credit issued and $831.1 million available on our revolving credit facility. As of June 30, 2016, our net debt-to-total capital ratio was 33.4%, up from 31.8% as of December 31, 2015 due to borrowings to fund our 2016 acquisitions.

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

Other revolving credit facilities with a combined credit limit of approximately $69.8 million are in place for operations in Asia and Europe with combined outstanding balances of $44.5 million and $59.9 million as of June 30, 2016 and December 31, 2015, respectively.

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

In connection with our acquisition of Metals USA, we assumed industrial revenue bonds with combined outstanding balances of $11.0 million as of June 30, 2016 and December 31, 2015, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which had outstanding balances of $39.7 million and $40.4 million as of June 30, 2016 and December 31, 2015, respectively. The mortgages, which were secured by the underlying properties, had a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016. We repaid all of the mortgage obligations without penalty on July 1, 2016.

As of June 30, 2016, we had $510.2 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on April 4, 2018.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due, including $350.0 million of senior notes that mature in November 2016. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise funding, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

Our Credit Agreement, including our term loan, requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio, among other things. Our interest coverage ratio for the twelve-month period ended June 30, 2016 was approximately 6.6 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as net income attributable to Reliance plus interest expense and provision for income taxes and plus or minus any non-operating non-recurring loss or gain, respectively, divided by interest expense). Our leverage ratio as of June 30, 2016, calculated in accordance with the terms of the Credit Agreement, was 35.1% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

Our obligations under the Credit Agreement and Indentures are required to be guaranteed by certain of our 100%-owned domestic subsidiaries. The subsidiary guarantors, together with Reliance, are required collectively to account for at least 80% of our consolidated EBITDA and 80% of consolidated tangible assets. Reliance and the subsidiary guarantors accounted for approximately 91% of our consolidated EBITDA for the last twelve months and approximately 84% of consolidated tangible assets as of June 30, 2016.

We were in compliance with all material covenants in our debt agreements at June 30, 2016.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2016 and December 31, 2015, we were contingently liable under standby letters of credit in the aggregate amount of $56.9 million and $57.4 million, respectively. The letters of credit relate to insurance policies, construction projects and outstanding industrial revenue bonds.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2016, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.83 billion at June 30, 2016, or approximately 24.0% of total assets, or 44.6% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.21 billion at June 30, 2016, or approximately 15.8% of total assets, or 29.4% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: August 1, 2016	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Furnished herewith.