Form 10-Q
period 2016-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2016-10-31
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐  No  ☒

As of October 26, 2016, 72,564,093 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30,	December 31,
	2016	2015*
ASSETS
Current assets:
Cash and cash equivalents	$143.3	$104.3
Accounts receivable, less allowance for doubtful accounts of $17.2 at September 30, 2016 and $16.3 at December 31, 2015	1,042.9	916.6
Inventories	1,600.1	1,436.0
Prepaid expenses and other current assets	57.5	60.8
Income taxes receivable	5.1	36.5
Total current assets	2,848.9	2,554.2
Property, plant and equipment:
Land	226.8	196.2
Buildings	1,045.7	1,006.3
Machinery and equipment	1,643.4	1,569.8
Accumulated depreciation	(1,250.5)	(1,136.8)
	1,665.4	1,635.5

Goodwill	1,828.9	1,724.8
Intangible assets, net	1,166.2	1,125.4
Cash surrender value of life insurance policies, net	36.8	45.8
Other assets	38.7	35.9
Total assets	$7,584.9	$7,121.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$312.2	$247.0
Accrued expenses	101.8	83.0
Accrued compensation and retirement costs	120.0	118.7
Accrued insurance costs	43.5	40.2
Current maturities of long-term debt and short-term borrowings	426.2	500.8
Total current liabilities	1,003.7	989.7
Long-term debt	1,679.7	1,427.9
Long-term retirement costs	105.9	103.8
Other long-term liabilities	14.8	30.4
Deferred income taxes	627.6	627.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,563,344 at September 30, 2016 and 71,739,072 at December 31, 2015	582.2	533.8
Retained earnings	3,633.2	3,480.0
Accumulated other comprehensive loss	(92.0)	(99.7)
Total Reliance stockholders’ equity	4,123.4	3,914.1
Noncontrolling interests	29.8	28.6
Total equity	4,153.2	3,942.7
Total liabilities and equity	$7,584.9	$7,121.6

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$2,185.2	$2,286.2	$6,551.8	$7,324.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,530.6	1,647.9	4,575.4	5,359.4
Warehouse, delivery, selling, general and administrative	454.3	428.9	1,361.6	1,315.8
Depreciation and amortization	55.1	54.4	166.7	164.6
Impairment of long-lived assets	51.7	53.3	51.7	53.3
	2,091.7	2,184.5	6,155.4	6,893.1

Operating income	93.5	101.7	396.4	431.2

Other income (expense):
Interest	(22.2)	(21.2)	(65.6)	(63.3)
Other (expense) income, net	(0.8)	(2.8)	0.5	(3.7)
Income before income taxes	70.5	77.7	331.3	364.2
Income tax provision	19.9	24.9	85.1	116.9
Net income	50.6	52.8	246.2	247.3
Less: Net income attributable to noncontrolling interests	1.1	1.4	3.6	4.4
Net income attributable to Reliance	$49.5	$51.4	$242.6	$242.9

Earnings per share attributable to Reliance stockholders:
Diluted	$0.68	$0.69	$3.32	$3.21
Basic	$0.68	$0.70	$3.36	$3.24

Cash dividends per share	$0.425	$0.400	$1.225	$1.200

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$50.6	$52.8	$246.2	$247.3
Other comprehensive income (loss)
Foreign currency translation (loss) gain	(3.2)	(25.8)	7.7	(42.8)
Unrealized loss on investments, net of tax	—	—	—	(0.4)
Total other comprehensive (loss) income	(3.2)	(25.8)	7.7	(43.2)
Comprehensive income	47.4	27.0	253.9	204.1
Less: comprehensive income attributable to noncontrolling interests	1.1	1.4	3.6	4.4
Comprehensive income attributable to Reliance	$46.3	$25.6	$250.3	$199.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$246.2	$247.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	166.7	164.6
Impairment of long-lived assets	51.7	53.3
Deferred income tax provision (benefit)	0.5	(3.2)
Gain on sales of property, plant and equipment	(1.1)	(1.9)
Stock-based compensation expense	17.8	17.6
Other	5.9	7.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(112.0)	65.4
Inventories	(95.5)	156.8
Prepaid expenses and other assets	35.2	(16.1)
Accounts payable and other liabilities	72.2	24.8
Net cash provided by operating activities	387.6	716.3

Investing activities:
Purchases of property, plant and equipment	(110.6)	(119.4)
Acquisitions, net of cash acquired	(349.0)	—
Other	1.6	5.6
Net cash used in investing activities	(458.0)	(113.8)

Financing activities:
Net short-term debt (repayments) borrowings	(11.9)	9.9
Proceeds from long-term debt borrowings	1,713.0	510.0
Principal payments on long-term debt	(1,525.2)	(729.0)
Debt issuance costs	(6.8)	—
Dividends and dividend equivalents paid	(89.5)	(90.7)
Exercise of stock options	31.3	11.0
Share repurchases	—	(313.9)
Other	(4.1)	(5.5)
Net cash provided by (used in) financing activities	106.8	(608.2)
Effect of exchange rate changes on cash	2.6	(6.4)
Increase (decrease) in cash and cash equivalents	39.0	(12.1)
Cash and cash equivalents at beginning of year	104.3	106.2
Cash and cash equivalents at end of period	$143.3	$94.1

Supplemental cash flow information:
Interest paid during the period	$47.0	$46.5
Income taxes paid during the period, net	$67.2	$168.3

Non-cash investing and financing activities:
Debt assumed in connection with acquisition	$6.1	$—

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2015, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Classification of Certain Cash Receipts and Cash Payments—In August 2016, the FASB issued accounting changes that clarifies the presentation and classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing the existing diversity in practice with respect to eight types of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on-balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We are evaluating the new standard and have not determined what impact the adoption of these accounting changes will have on our consolidated financial statements.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB issued additional clarifying guidance in March 2016 and April 2016.  The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. We are evaluating the new standard, but do not expect this standard to have a material impact on our consolidated financial statements.

3.  Acquisitions

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure, energy and mining throughout Alaska.  For the two months ended September 30, 2016, Alaska Steel’s net sales were $3.9 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. For the six months ended September 30, 2016, Best Manufacturing’s net sales were $9.5 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has seven locations and a fabrication business that supports its diverse customer base. For the nine months ended September 30, 2016, Tubular Steel’s net sales were $89.7 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

The preliminary allocation of the total purchase price of our 2016 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.5
Accounts receivable	14.1
Inventories	67.0
Property, plant and equipment	62.2
Goodwill	103.5
Intangible assets subject to amortization	77.1
Intangible assets not subject to amortization	38.2
Other current and long-term assets	0.1
Total assets acquired	363.7
Current and long-term debt	6.1
Other current and long-term liabilities	7.1
Total liabilities assumed	13.2
Net assets acquired	$350.5

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date.  The consolidated balance sheet reflects the allocation of each acquisition’s purchase price as of September 30, 2016. The purchase price allocations for the 2016 acquisitions are preliminary and are pending the completion of various pre-acquisition period income tax returns and related purchase price adjustments.  The Alaska Steel acquisition purchase price allocation is also pending the completion of certain purchase price adjustments based on reviewed closing balance sheet amounts. The measurement periods for the purchase price allocations do not exceed 12 months from the acquisition date.

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2016	$1,724.8
Acquisitions	103.5
Effect of foreign currency translation	2.0
Impairment	(1.4)
Balance at September 30, 2016	$1,828.9

Impairment losses of $1.4 million related to the Company’s planned sale of two subsidiaries were recognized during the three months and nine months ended September 30, 2016. See Note 11 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

We had $1.4 million of accumulated impairment losses related to goodwill at September 30, 2016.

All of the goodwill recorded from our 2016 acquisitions is tax deductible.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2016		December 31, 2015
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.5	$1.8	$(1.2)	$1.3	$(1.0)
Customer lists/relationships	14.6	738.1	(326.2)	659.0	(285.7)
Software – internal use	10.0	8.1	(8.1)	8.1	(7.9)
Other	5.2	6.3	(5.5)	6.3	(5.0)
		754.3	(341.0)	674.7	(299.6)
Intangible assets not subject to amortization:
Trade names		752.9	—	750.3	—
		$1,507.2	$(341.0)	$1,425.0	$(299.6)

Intangible assets recorded in connection with our 2016 acquisitions were $115.3 million (see Note 3 — “Acquisitions”). A total of $38.2 million was allocated to the trade names acquired, which is not subject to amortization.

We recognized amortization expense for intangible assets of $40.6 million and $41.0 million for the nine months ended September 30, 2016 and 2015, respectively. Foreign currency translation gains related to intangible assets, net, were approximately $2.5 million during the nine months ended September 30, 2016.

Impairment losses of $36.4 million related to eight of our trade names were recognized during the three months and nine months ended September 30, 2016. Impairment losses of $21.2 million related to five of our trade names and $14.4 million related to two of our customer relationships were recognized for the three months and nine months ended September 30, 2015. See Note 11 – “Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated aggregate amortization expense for the remaining three months of 2016 and each of the succeeding five years:

(in millions)
2016	$13.5
2017	50.4
2018	46.1
2019	46.0
2020	46.0
2021	42.0

6.  Debt

Debt consisted of the following:

	September 30,	December 31,
	2016	2015
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$366.0	$332.0
Unsecured term loan due from December 30, 2016 to September 30, 2021	600.0	398.8
Senior unsecured notes due November 15, 2016	350.0	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	56.4	111.3
Total	2,122.4	1,942.1
Less: unamortized discount and debt issuance costs	(16.5)	(13.4)
Less: amounts due within one year and short-term borrowings	(426.2)	(500.8)
Total long-term debt	$1,679.7	$1,427.9

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at September 30, 2016 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be repaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 1.77% and 1.81% as of September 30, 2016 and December 31, 2015, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 1.77% and 1.67% as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had $366.0 million of outstanding borrowings, $63.1 million of letters of credit issued and approximately $1.07 billion available for borrowing on the revolving credit facility.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The subsidiary guarantors guaranteeing the notes under the Indentures were automatically released on September 30, 2016 upon entering into the Credit Agreement, which does not require subsidiary guarantees.

The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of both a change in control and a downgrade of our credit rating.

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $67.9 million are in place for operations in Asia and Europe with combined outstanding balances of $45.7 million and $59.9 million as of September 30, 2016 and December 31, 2015, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.7 million and $11.0 million as of September 30, 2016 and December 31, 2015, respectively, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which had outstanding balances of $40.4 million as of December 31, 2015. The mortgages, which were secured by the underlying properties, had a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016. We repaid all of the mortgage obligations without penalty on July 1, 2016 with borrowings on our revolving credit facility.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain an interest coverage ratio and a maximum leverage ratio.

7.  Income Taxes

Our effective income tax rates for the three-month periods ended September 30, 2016 and 2015 were 28.2% and 32.1%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2016 and 2015 were 25.7% and 32.1%, respectively. Our 2016 nine-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 nine-month effective income tax rate by 5.3%. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Common Stock

As of September 30, 2016, we had authorization to purchase a total of approximately 8.4 million shares under our existing share repurchase plan, or about 12% of outstanding shares. There were no share repurchases in the nine-month period ended September 30, 2016. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
			Weighted Average			Weighted Average
	Shares	Amount	Exercise Price	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation	37,240	$5.9		187,402	$16.1
Stock options exercised	22,125	1.2	$52.80	636,870	31.3	$49.14
Cumulative effect of change in accounting for stock-based compensation		—			1.0
Total	59,365	$7.1		824,272	$48.4

Dividends

On October 19, 2016, our Board of Directors declared the 2016 fourth quarter cash dividend of $0.425 per share. The dividend is payable on December 16, 2016 to stockholders of record as of November 18, 2016.

During the three months ended September 30, 2016 and 2015, we declared and paid a quarterly dividend of $0.425 per share and $0.40 per share, or $31.5 million and $29.3 million in total, respectively. During the nine months ended September 30, 2016 and 2015, we declared and paid quarterly dividends of $1.225 per share and $1.20 per share, or $88.6 million and $89.7 million in total, respectively. During the nine months ended September 30, 2016 and 2015, we paid $0.9 million and $1.0 million in dividend equivalents with respect to vested restricted stock units (“RSUs”), respectively.

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

A summary of the status of our unvested restricted stock grants and service-based and performance-based RSUs as of September 30, 2016 and changes during the nine-month period then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2016	900,410	$63.26
Granted(1)	524,746	69.20
Vested	(72,269)	56.25
Cancelled	(81,377)	68.12
Unvested at September 30, 2016	1,271,510	$65.81
Shares reserved for future grants (all plans)	1,930,139

(1) 512,895 RSUs, including 190,175 performance-based RSUs, and 11,851 restricted stock grants.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2016	$(74.2)	$(25.5)	$(99.7)
Current-period change	7.7	—	7.7
Balance as of September 30, 2016	$(66.5)	$(25.5)	$(92.0)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $15.6 million as of September 30, 2016 and December 31, 2015.

9.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with an environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, which were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had insurance policies in place at the time they owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the remaining costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$49.5	$51.4	$242.6	$242.9
Denominator:
Weighted average shares outstanding	72,542,873	73,316,356	72,282,537	74,903,472
Dilutive effect of stock-based awards	737,924	819,837	752,401	770,124
Weighted average diluted shares outstanding	73,280,797	74,136,193	73,034,938	75,673,596

Earnings per share attributable to Reliance stockholders:
Diluted	$0.68	$0.69	$3.32	$3.21
Basic	$0.68	$0.70	$3.36	$3.24

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and nine-month periods ended September 30, 2016 and 2015.

11.  Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $67.3 million in the three months and nine months ended September 30, 2016 compared to $55.5 million and $56.3 million in the comparable 2015 periods, respectively. These charges mainly relate to certain of our energy-related businesses as a result of the impact to our businesses from continued low crude oil prices and the resulting decline in demand for the products we sell to the energy market (oil and gas). Also included are charges relating to the planned closure or sale of certain locations. The additional impairment and restructuring charges during the three months ended September 30, 2016 were primarily due to our revised long-term outlook of reduced demand and future profitability levels for certain of our energy-related businesses and additional planned location closures or sales.

The impairment and restructuring charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Property, plant and equipment	$13.9	$17.7	$13.9	$17.7
Goodwill	1.4	—	1.4	—
Intangible assets, net	36.4	35.6	36.4	35.6
Total impairment charges	51.7	53.3	51.7	53.3
Restructuring - cost of sales	11.7	1.6	11.7	1.6
Restructuring - warehouse, delivery, selling, general and administrative expense	2.9	0.6	2.9	1.0
Restructuring - depreciation expense	—	—	—	0.4
Restructuring - non-operating expense	1.0	—	1.0	—
Total impairment and restructuring charges	$67.3	$55.5	$67.3	$56.3

The property, plant and equipment and restructuring – cost of sales charges relate to the planned closure or sale of certain locations where we anticipate losses on disposition of certain real property, machinery and equipment and inventories. The intangible assets, net charge is due to lowered expectations of future profitability of certain of our energy-related businesses.

The measurement of these assets at fair value was determined using a combination of discounted cash flow techniques for non-amortizing intangible assets and the market approach for property, plant, and equipment and inventories.

12.  Condensed Consolidating Financial Statements

In November 2006 and April 2013, we issued senior unsecured notes in the aggregate principal amount of $1.1 billion, at fixed interest rates that were guaranteed by certain of our 100%-owned domestic subsidiaries that also guaranteed borrowings under our then existing credit agreement.

We previously provided consolidated financial statements pursuant to Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The subsidiary guarantors guaranteeing the notes issued under the Indentures were automatically released on September 30, 2016 upon entering into the Credit Agreement, which does not require subsidiary guarantees.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Our forward-looking statements include discussions of our industry, our end markets, our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”).  As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  Important risks and uncertainties about our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Overview

We had strong operational execution in the three-month and nine-month periods ended September 30, 2016 resulting in improved gross profit margins. Our sales for the three-month period ended September 30, 2016 were $2.19 billion, down 4.4% from $2.29 billion in the same period in 2015. During the nine-month period ended September 30, 2016, sales were $6.55 billion, down 10.5% from $7.32 billion in the same period in 2015. Demand was relatively consistent in the 2016 periods compared to the 2015 periods outside of the energy and heavy industry end markets.  However, pricing levels remained significantly lower in the nine-month period ended September 30, 2016 compared to the same period in 2015, especially for carbon (52% of our sales) and stainless steel (14% of our sales) products, which had a material impact on our revenues and operating margins. Although pricing levels were improving throughout the second quarter of 2016, our three-month period ended September 30, 2016 average selling prices remained below our average selling price in the same period in 2015. Despite the challenges of lower average selling prices and lower shipment levels, we nevertheless achieved several operational successes in the three-month period ended September 30, 2016:

•	Our gross profit margin remained above our historical range of 25% to 27% for six consecutive quarters;

•

The 2016 third quarter gross profit margin of 30.0% and the 2016 second quarter gross profit margin of 31.1% mark the first time in our history that we have achieved consecutive gross profit margin quarters in excess of 30%; and

•	Our inventory turn rate (based on tons) at September 30, 2016 was 4.6 times, nearing our company-wide goal of 4.7 times.

Our same-store tons sold decreased 4.0% and 2.7% in the three-month and nine-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, significantly lower than the industry decline reported by the Metals Service Center Institute (“MSCI”) of 6.6% and 6.8%, respectively, over the same periods. We believe our industry outperformance is attributable to our focus on small orders requiring high levels of quality and service on a just-in-time basis, as well as our significant investments in value-added processing equipment over the past few years.

Our same-store average selling price per ton sold, which had declined sequentially in each quarter from the 2014 third quarter through the 2016 first quarter, has increased for the past two quarters, mainly for certain carbon steel products. We attribute the recent pricing improvement to relatively stable demand, domestic mill production capacity discipline and the impact of trade case filings by U.S. steel producers. We believe this stronger pricing environment along with our improved inventory position achieved through our inventory reduction efforts in 2015 and our investments in value-added processing equipment contributed to our expanded gross profit margins during the three-month and nine-month periods ended September 30, 2016.

We have exceeded our historical gross profit margin range of 25% to 27% in each of the past six quarters despite the difficult pricing environment.

Our same-store S,G&A expense as a percent of sales of 20.7% in the 2016 three-month and nine-month periods, increased from 18.8% and 18.0% in the same 2015 periods, respectively, mainly due to lower metals pricing levels during the 2016 periods that reduced our sales levels.

The increases in our gross profit margin and effective expense control held our operating income margins steady in the lower metals pricing environment during the three-month and nine-month periods ended September 30, 2016  compared to the same periods in 2015. However, our operating income and operating income margins were also impacted by impairment and restructuring charges. We recorded $67.3 million of impairment and restructuring charges in the three months and nine months ended September 30, 2016 compared to $55.5 million and $56.3 million in the comparable 2015 periods, respectively. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

We generated strong cash flow from operations of $182.4 million and $387.6 million in the three-month and nine-month periods of 2016, respectively, due to our strong gross profit margin and effective working capital management.  As of September 30, 2016, our net debt-to-total capital ratio was 32.2%, up from 31.8% as of December 31, 2015, mainly due to increased borrowings to fund our 2016 acquisitions. We have significant liquidity as of September 30, 2016, with approximately $1.07 billion available for borrowing on our revolving credit facility.

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

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure, energy and mining throughout Alaska.  For the two months ended September 30, 2016, Alaska Steel’s net sales were $3.9 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Headquartered in Jonesboro, Arkansas, Best Manufacturing provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. For the six months ended September 30, 2016, Best Manufacturing’s net sales were $9.5 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Headquartered in St. Louis, Missouri, Tubular Steel has seven locations and a fabrication business that support its diverse customer base. For the nine months ended September 30, 2016, Tubular Steel’s net sales were $89.7 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months and Nine Months Ended September 30, 2016 Compared to Three Months and Nine Months Ended September 30, 2015

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2016 and 2015 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,185.2	100.0%	$2,286.2	100.0%	$6,551.8	100.0%	$7,324.3	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below) (1)	1,530.6	70.0	1,647.9	72.1	4,575.4	69.8	5,359.4	73.2
Gross profit (2)	654.6	30.0	638.3	27.9	1,976.4	30.2	1,964.9	26.8
Warehouse, delivery, selling, general and administrative expense ("S,G&A") (3)	454.3	20.8	428.9	18.8	1,361.6	20.8	1,315.8	18.0
Depreciation expense	41.6	1.9	41.1	1.8	126.1	1.9	123.6	1.7
Amortization expense	13.5	0.6	13.3	0.6	40.6	0.6	41.0	0.6
Impairment of long-lived assets (4)	51.7	2.4	53.3	2.3	51.7	0.8	53.3	0.7
Operating income	$93.5	4.3%	$101.7	4.4%	$396.4	6.1%	$431.2	5.9%

(1)

Cost of sales includes $11.7 million of restructuring charges relating to the planned closure or sale of certain locations in the three months and nine months ended September 30, 2016 compared to $1.6 million in the three months and nine months ended September 30, 2015.

(2)

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

(3)

S,G&A includes $2.9 million of restructuring charges relating to the planned closure or sale of certain locations in the three months and nine months ended September 30, 2016 compared to $0.6 million and $1.0 million in the three months and nine months ended September 30, 2015, respectively. The nine months ended September 30, 2016 also includes a $2.2 million settlement gain.

(4)

Impairment of long-lived assets includes $13.9 million related to machinery and equipment, $1.4 million related to goodwill and $36.4 million related to intangible assets for the three months and nine months ended September 30, 2016. The three months and nine months ended September 30, 2015 include $17.7 million related to property, plant and equipment and $35.6 million related to intangible assets. See Expenses for further discussion.

Net Sales

	September 30,		Dollar	Percentage
	2016	2015	Change	Change
	(in millions)
Net sales (three months ended)	$2,185.2	$2,286.2	$(101.0)	(4.4)%
Net sales (nine months ended)	$6,551.8	$7,324.3	$(772.5)	(10.5)%
Net sales, same-store (three months ended)	$2,147.1	$2,286.2	$(139.1)	(6.1)%
Net sales, same-store (nine months ended)	$6,448.7	$7,324.3	$(875.6)	(12.0)%

	September 30,		Tons	Percentage
	2016	2015	Change	Change
	(in thousands)
Tons sold (three months ended)	1,445.5	1,485.9	(40.4)	(2.7)%
Tons sold (nine months ended)	4,467.9	4,538.6	(70.7)	(1.6)%
Tons sold, same-store (three months ended)	1,426.3	1,485.9	(59.6)	(4.0)%
Tons sold, same-store (nine months ended)	4,415.8	4,538.6	(122.8)	(2.7)%

	September 30,		Price	Percentage
	2016	2015	Change	Change
Average selling price per ton sold (three months ended)	$1,501	$1,529	$(28)	(1.8)%
Average selling price per ton sold (nine months ended)	$1,454	$1,607	$(153)	(9.5)%
Average selling price per ton sold, same-store (three months ended)	$1,494	$1,529	$(35)	(2.3)%
Average selling price per ton sold, same-store (nine months ended)	$1,447	$1,607	$(160)	(10.0)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2016 acquisitions.

Our consolidated sales were lower in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015 due to both lower tons sold and metals prices. Prices for most products we sell, except for alloy products, improved in the 2016 third quarter compared to the 2016 second quarter.  Beginning late in the first quarter of 2016, U.S. carbon steel mills began to announce price increases that continued through the second quarter, resulting in higher average selling prices in place during the third quarter, even though prices for most carbon steel products began to decline during the third quarter.  Prices for stainless steel products also improved during the 2016 third quarter compared to the first two quarters of 2016.  The mill price increases were supported by increases in raw materials costs, including scrap, coupled with multiple trade cases filed in the U.S. that have resulted in reduced levels of imported carbon and stainless steel products; however metals pricing during the three-month and nine-month periods ended September 30, 2016 remained significantly below the comparable 2015 periods.

The significant decline in our volume sold to the energy (oil and gas) market that began in 2014 and continued through the nine months ended September 30, 2016, contributed to the decline in our same-store tons sold in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015. In general, business activity in almost all of our end markets other than the energy and heavy industry end markets was relatively stable in the nine months ended September 30, 2016 compared to the same period in 2015. However, overall demand for metal products weakened in the third quarter more than we anticipated, which we believe was due to declining steel pricing as well as general economic and political uncertainty. For the three-month and nine-month periods ended September 30, 2016, same-store tons sold were down 4.0% and 2.7%, respectively, from the comparable 2015 periods; however, our performance outpaced the industry data reported by the MSCI, which indicated industry shipments were down 6.6% and 6.8%, respectively, during the same periods.

End markets that continued to perform well for us in the three-month and nine-month periods ended September 30, 2016 when compared to the same 2015 periods were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry has declined further from the already low levels we experienced throughout 2015. Non-residential construction, our largest end market, continued its slow but steady improvement, albeit at significantly reduced demand levels from its peak levels experienced in 2006 and 2007.

Our same-store average selling price per ton sold in the three-month and nine-month periods ended September 30, 2016 decreased 2.3% and 10.0%, respectively, from the comparable 2015 periods given decreased mill pricing for most products we sell.  As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	0.8%	(0.4)%	(9.7)%	(10.7)%
Aluminum	(2.2)%	(2.2)%	(4.3)%	(4.3)%
Stainless steel	(6.2)%	(6.2)%	(14.7)%	(14.7)%
Alloy	(4.1)%	(4.5)%	(5.6)%	(6.0)%

Cost of Sales

	September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,530.6	70.0%	$1,647.9	72.1%	$(117.3)	(7.1)%
Cost of sales (nine months ended)	$4,575.4	69.8%	$5,359.4	73.2%	$(784.0)	(14.6)%

The decrease in cost of sales in the three-month and nine-month periods ended September 30, 2016 is mainly due to lower tons sold and a lower average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales for the three-month and nine-month periods ended September 30, 2016 included $11.7 million of restructuring charges relating to the planned closure or sale of certain locations compared to $1.6 million in the three-month and nine-month periods ended September 30, 2015.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $11.3 million in the three-month and nine-month periods ended September 30, 2016 compared to credits, or income, of $35.0 million and $75.0 million in the same periods of 2015, respectively.

Gross Profit

	September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$654.6	30.0%	$638.3	27.9%	$16.3	2.6%
Gross profit (nine months ended)	$1,976.4	30.2%	$1,964.9	26.8%	$11.5	0.6%

The increase in our gross profit in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015 was mainly due to our disciplined operational execution that focuses on small, quick-turn orders and increased value-added processing along with improved inventory management. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$454.3	20.8%	$428.9	18.8%	$25.4	5.9%
S,G&A expense (nine months ended)	$1,361.6	20.8%	$1,315.8	18.0%	$45.8	3.5%
S,G&A expense, same-store (three months ended)	$444.3	20.7%	$428.9	18.8%	$15.4	3.6%
S,G&A expense, same-store (nine months ended)	$1,333.4	20.7%	$1,315.8	18.0%	$17.6	1.3%
Depreciation & amortization expense (three months ended)	$55.1	2.5%	$54.4	2.4%	$0.7	1.3%
Depreciation & amortization expense (nine months ended)	$166.7	2.5%	$164.6	2.2%	$2.1	1.3%
Impairment of long-lived assets (three months ended)	$51.7	2.4%	$53.3	2.3%	$(1.6)	(3.0)%
Impairment of long-lived assets (nine months ended)	$51.7	0.8%	$53.3	0.7%	$(1.6)	(3.0)%

Our S,G&A expense as a percent of sales in the three-month and nine-month periods ended September 30, 2016 increased mainly due to our lower sales levels.

The increase in depreciation and amortization expense was mainly due to depreciation expense from our recent capital expenditures and our 2016 acquisitions.

We recorded a $51.7 million charge for impairment of long-lived assets in the three-month and nine-month periods ended September 30, 2016 compared to $53.3 million in the comparable 2015 periods. These charges mainly related to the significant decline in the demand for the products we sell to the energy market (oil and gas) for certain of our energy-related businesses as a result of the downturn in oil prices and drilling activity that began near the end of 2014 along with our updated long-term outlook of the future demand levels and profitability of these businesses. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for further information on our 2016 and 2015 impairment charges.

Operating Income

	September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating Income (three months ended)	$93.5	4.3%	$101.7	4.4%	$(8.2)	(8.1)%
Operating Income (nine months ended)	$396.4	6.1%	$431.2	5.9%	$(34.8)	(8.1)%

Our operating income was lower in the three-month period ended September 30, 2016 compared to the same period in 2015 due to restructuring charges, included in cost of sales and S,G&A expense, relating to the planned closure or sale of certain locations. Our operating income was lower in the nine-month period ended September 30, 2016 compared to the same period in 2015 mainly due to lower net sales as a result of lower metals pricing, offset by higher gross profit margin. We maintained comparable operating income margins in the three-month and nine-month periods ended September 30, 2016 with those in the same periods of 2015 due to the increase in our gross profit margins.

Income Tax Rate

Our effective income tax rates for the three-month periods ended September 30, 2016 and 2015 were 28.2% and 32.1%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2016 and 2015 were 25.7% and 32.1%, respectively. Our 2016 nine-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 nine-month effective income tax rate by 5.3%. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$49.5	2.3%	$51.4	2.2%	$(1.9)	(3.7)%
Net income attributable to Reliance (nine months ended)	$242.6	3.7%	$242.9	3.3%	$(0.3)	(0.1)%

The increase in our net income as a percentage of net sales in the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015 was primarily the result of a lower effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $387.6 million in the nine-month period ended September 30, 2016 compared to $716.3 million in the same period in 2015. The decrease was mainly due to lower working capital (primarily accounts receivable and inventory) requirements in 2015 due to significant declines in metals prices continuing throughout the 2015 nine-month period as well as an increased focus on lowering our inventory levels in 2015. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2016, our days sales outstanding rate was approximately 42.2 days compared to 42.4 days at December 31, 2015. Our inventory turn rate (based on tons) during the nine-month period ended September 30, 2016 was approximately 4.6 times (or 2.6 months on hand), compared to 4.4 times (or 2.7 months on hand) in the same period in 2015.

Investing Activities

Net cash used in investing activities of $458.0 million in the nine-month period ended September 30, 2016 was mainly comprised of our 2016 acquisitions and capital expenditures. Capital expenditures were $110.6 million for the nine-month period ended September 30, 2016 compared to $119.4 million during the same period in 2015. The majority of our 2016 capital expenditures relate to growth initiatives.

Financing Activities

Our net cash provided by financing activities of $106.8 million in the nine-month period ended September 30, 2016 was mainly comprised of net debt borrowings to fund our 2016 acquisitions. Net debt borrowings in the nine-month period ended September 30, 2016 were $175.9 million compared to net debt repayments of $209.1 million in the same period in 2015. We paid dividends and dividend equivalents of $89.5 million during the nine-month period ended September 30, 2016, a decrease of $1.2 million from the same period in 2015 due to a lower number of outstanding shares resulting from our repurchase of approximately 6.2 million shares at an average cost of $57.39 per share in 2015. We used cash of $313.9 million to repurchase shares of our common stock in the nine-month period ended September 30, 2015, while there were no share repurchases during the same period in 2016. We expect to continue opportunistically repurchasing shares of our common stock going forward.

On October 19, 2016, our Board of Directors declared the 2016 fourth quarter cash dividend of $0.425 per share. We have increased our dividend 23 times since our IPO in 1994, with the most recent increase of 6.3% effective in the third quarter of 2016. We have paid regular quarterly dividends to our stockholders for 57 consecutive years.

On October 20, 2015, our Board of Directors increased by 7.5 million shares the number of shares authorized to be repurchased under our share repurchase plan and extended the duration of the plan through December 31, 2018. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. As of September 30, 2016, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2016 was $2.12 billion, up from $1.94 billion at December 31, 2015. At September 30, 2016, we had $366.0 million of outstanding borrowings, $63.1 million of letters of credit issued and approximately $1.07 billion available for borrowing on our revolving credit facility. As of September 30, 2016, our net debt-to-total capital ratio was 32.2%, up from 31.8% as of December 31, 2015 primarily due to borrowings to fund our 2016 acquisitions.

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions.  We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $600.0 million term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be repaid without penalty.

Revolving credit facilities with a combined credit limit of approximately $67.9 million are in place for operations in Asia and Europe with combined outstanding balances of $45.7 million and $59.9 million as of September 30, 2016 and December 31, 2015, respectively.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes were guaranteed by certain of our 100%-owned domestic subsidiaries that also guaranteed borrowings under our then existing credit agreement. The guarantees of the notes were released on September 30, 2016 upon entering into the Credit Agreement, which does not require subsidiary guarantees.

The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of both a change in control and a downgrade of our credit rating.

Various industrial revenue bonds had combined outstanding balances of $10.7 million and $11.0 million as of September 30, 2016 and December 31, 2015, respectively, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which had outstanding balances of $40.4 million as of December 31, 2015. The mortgages, which were secured by the underlying properties, had a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016. We repaid all of the mortgage obligations without penalty on July 1, 2016 with borrowings on our revolving credit facility.

As of September 30, 2016, we had $622.8 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due, including $350.0 million of senior notes that mature in November 2016. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended September 30, 2016 was approximately 6.7 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of September 30, 2016, calculated in accordance with the terms of the Credit Agreement, was 34.5% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at September 30, 2016.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2016 and December 31, 2015, we were contingently liable under standby letters of credit in the aggregate amount of $52.2 million and $57.4 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2016, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and extended holiday closures at some of our customers. Reduced shipping days also have a significant impact on our profitability. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.83 billion at September 30, 2016, or approximately 24.1% of total assets, or 44.4% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.17 billion at September 30, 2016, or approximately 15.4% of total assets, or 28.3% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. During the three months and nine months ended September 30, 2016, we recorded a $1.4 million charge related to our goodwill and a $36.4 million impairment charge related to our other intangible assets. See Note 11 – “Impairment and Restructuring Charges” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our 2016 impairment charges.

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

New Accounting Guidance

See Note 2 — “Impact of Recently Issued Accounting Guidance” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: October 31, 2016	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1

Credit Agreement dated as of September 30, 2016, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A. as Co-Documentation Agents and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on October 4, 2016).

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