Form 10-K
period 2016-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2017-02-24
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2016 was approximately $5,380,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by Directors and Officers would be deemed to be stock held by affiliates. As of February 21, 2017, 72,857,143 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10‑K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in conformity with U.S. generally accepted accounting principles. This Annual Report on Form 10‑K and the documents incorporated by reference contain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward‑looking statements include discussions of our business strategies and our expectations concerning future operations, margins, profitability, impairment charges, liquidity and capital resources. In some cases, you can identify forward‑looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “potential” and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward‑looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10‑K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors may affect the accuracy of our forward-looking information. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events and results of operations may vary materially.

We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason, except as may be required by law. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

This Annual Report on Form 10‑K includes registered trademarks, trade names and service marks of the Company and its subsidiaries.

ii

PART I

Item 1.  Business

We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 300 locations in 39 states in the U.S. and in 12 other countries (Australia, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom). Through this network, we provide metals processing services and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. We focus on small orders with quick turnaround and increasing levels of value-added processing. In 2016, our average order size was $1,560, approximately 47% of our orders included value-added processing and approximately 40% of our orders were delivered within 24 hours from receipt of the order. Many of our metals service centers process and distribute only specialty metals. We have grown our international presence selectively to support the globalization of our customers. We generated net sales of $8.61 billion in 2016 and net income attributable to Reliance of $304.3 million.

Our primary business strategy is to provide the highest levels of quality and service to our customers in the most efficient operational manner, allowing us to maximize our financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification with a focus on higher margin specialty products and value-added processing services. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and other resources to promote growth and efficiencies. We believe our focused growth strategy of diversifying our products, customers and geographic locations makes us less vulnerable to regional or industry specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and cyclicality of our customer end markets, as well as general economic trends. We also believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy have been instrumental in our ability to produce industry‑leading operating results among publicly traded metals service center companies in North America.

Currently, we have one operating segment and one reportable segment, metals service centers. Further information about our reportable segments, including geographic information, appears in Note 16 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers and then process these materials to meet customer specifications using techniques such as beam, bar, pipe and tube cutting; bending, forming and shaping; coil and flat roll processing; plate and sheet cutting; machining and various other specialized services such as laser cutting, fabricating, and mechanical polishing, among others. These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high‑volume production to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to process the metals for their own manufacturing or processing operations. Accordingly, industry dynamics have created a niche in the market. Metals service centers purchase, process, and deliver metals to end‑users in a more efficient and cost‑effective manner than the end‑user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to a November 2016 report issued by IBISWorld Inc., a global intelligence publication.

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

Customers purchase from service centers for a variety of reasons, including the ability to obtain value‑added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on just‑in‑time inventory management and materials management outsourcing in the capital goods and related industries, and because the larger metal producers have reduced in‑house direct sales efforts to small sporadic purchasers to enhance their production efficiency. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments. Many customers have also reduced their in-house processing, sourcing processed metal from service centers like us, which has spurred some of our recent capital expenditures and also contributed to improved gross profit margins.

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand‑alone service centers. According to IBISWorld Inc., the number of metal wholesale centers in the United States decreased from approximately 11,000 locations operated by more than 8,300 companies in 2002 to approximately 9,200 locations operated by more than 6,300 companies in 2016. This consolidation trend continues to create opportunities for us to expand by making acquisitions.

According to IBISWorld Inc., the United States metals wholesale industry generated revenues of approximately $152.7 billion in 2016, a 17% decrease over 2015 revenues of $183.9 billion mainly due to declining metal prices. The five largest U.S. metals service center companies are expected by IBISWorld Inc. to represent just over 10% of the estimated $152.7 billion industry total in 2016. While we remain the largest metals service center company in the United States on a revenue basis, IBISWorld Inc. estimates our 2016 U.S. revenues accounted for only about 4.8% of the entire U.S. market.

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

In the mid‑1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid‑1990’s, we began to expand nationally and focused on acquiring well‑run, profitable service center companies, and we continue to expand our network, with a focus on providing increased levels of value-added services and specialty products to our customers as opposed to merely distributing metal. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994.

We reincorporated in the State of Delaware in 2015. We continue to execute our growth strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 300 locations and 2016 net sales of $8.61 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as the best in our industry. We focus on smaller customers and order sizes with quick turnarounds and have steadily increased the percentage of our orders with processing performed. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Aerotech	1
Affiliated Metals	1

Trade Name	No. of Locations
Airport Metals (Australia)	1
Olympic Metals	1
Central Plains Steel Co.	1
MetalCenter	1
Reliance Metalcenter	8
Reliance Steel Company	2
Tube Service Co.	6
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metal Services Limited (United Kingdom)	5
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
Aluminum and Stainless, Inc.	2
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Co.	3
Haskins Steel Co., Inc.	1
Lampros Steel	3
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	2
AMI Metals Europe (Belgium)	1
AMI Metals France	1
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	5
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	3
Continental Alloys & Services Inc.
Continental Alloys & Services	4
Continental Alloys & Services, Inc. (Canada)	1
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Delta Steel, Inc.
Delta Steel	6
Smith Pipe & Steel Company	1
Diamond Manufacturing Company
Diamond Manufacturing	3
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	31

Trade Name	No. of Locations
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1
Encore Metals USA	2
Steel Bar	1
Feralloy Corporation
Feralloy	3
Acero Prime S. de R.L. de C.V. (60%-owned)	4
Feralloy Processing Company (51%-owned)	1
GH Metal Solutions, Inc.	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Infra-Metals Co.
Infra-Metals	6
Athens Steel	1
Infra-Metals / IMS Steel	2
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	3
Custom Fab Company	1
Good Metals	1
Hagerty Steel & Aluminum Company	2
Metalweb Limited	5
Metals USA, Inc.
Eagle Steel Products, Inc. (45%-owned)	1
Gregor Technologies	1
Lynch Metals	2
Metals USA	28
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	1
Pacific Metal Company	6
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	9
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	13
Precision Flamecutting and Steel, Inc.	1
Precision Strip, Inc.	13
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5
Encore Metals	5
Team Tube	5
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	5
East Tennessee Steel Supply Company	1

Trade Name	No. of Locations
Sunbelt Steel Texas, Inc.	2
Sugar Steel Corporation	2
Tubular Steel, Inc.
Tubular Steel	6
Metalcraft Enterprises, Inc.	1
Valex Corp.
Valex	1
Valex China Co., Ltd.	1
Valex Korea Co., Ltd. (95%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	8

We serve our customers primarily by providing quick delivery, metals processing and inventory management services. We purchase a variety of metals from primary producers and sell these products in small quantities based on our customers’ needs. We performed metals processing services, or first‑stage processing, on approximately 47% of our sales orders in 2016 before delivering the products to our customers. To satisfy the increasing demand for processing services requested by our customers, we have increased our percentage of orders with processing performed from a historical level of 40% to approximately 47% of our sales orders in 2016. We attribute this increase to our significant investments in state-of-the-art processing equipment and our acquisitions of companies that provide a higher level of value-added processing. For approximately 40% of our 2016 orders, we delivered the metal to our customer within 24 hours from receipt of the order. These services save our customers time, labor, and expense and reduce their overall manufacturing costs. During 2016, we handled approximately 5,535,000 transactions in total or an average of 21,960 transactions per business day, with an average price of approximately $1,560 per transaction. We believe that our focus on small orders with quick turnaround and our decentralized operating structure differentiates us from many of the other large metals service center companies and allows us to better service our customers, resulting in higher profits than those generated by the other large metals service center companies.

Historically, we have expanded through both acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 62 businesses, including the acquisitions of Tubular Steel, Inc., Best Manufacturing, Inc. and Alaska Steel Company in 2016. Our internal growth activities during the last few years, which are supported by our capital expenditures, have been at historically high levels for us and have included opening new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. Our investments in processing equipment have allowed us to increase the range of value-added services that we provide to our customers, which supports our increased gross profit margin. These investments also differentiate us from our competitors and have allowed us to increase our market share. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations and increase our sales of specialty products and high margin, value-added processing.

Capital Expenditures

We maintained our focus on internal growth in 2016 by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $154.9 million with the majority growth-related. Our 2017 capital expenditure budget is approximately $200 million, much of which is again related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities. This reflects our confidence in our long‑term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our maintenance capital expenditures at approximately $80 to $90 million, which allows us to significantly reduce our capital expenditures if and when necessary.

Operational Strategy

Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines and monitor adherence to proper financial controls, while our division managers and subsidiary officers have autonomy with respect to day‑to‑day operations. This balanced yet entrepreneurial management style has enabled us to improve the productivity and profitability of both our acquired businesses and of our existing operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.

We seek to increase profitability through improvements in our customer service, operational efficiencies, pricing discipline, and inventory management as well as by providing increased levels of value-added processing. In addition, we expect to continue to enhance our profitable growth by expanding our existing operations and acquiring businesses that diversify or enhance our customer base, product range, processing services and geographic coverage. We also continue to adjust our business practices to leverage our size and gain efficiencies which contribute to our profitability. We believe that we have an excellent reputation in the industry and are known for our integrity and the quality and timeliness of our service.

Customers and Markets

Our customers purchase from us and other metals service centers to obtain value‑added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum orders specified by mills, because those customers require intermittent deliveries over long or irregular time periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increase in services requested by their customers due to the focus of the capital goods and other manufacturing industries on just‑in‑time inventory management and outsourcing of materials management and metals processing.

We have more than 125,000 customers in a variety of industries, including general manufacturing, non‑residential construction (including infrastructure), transportation (rail, truck trailer and shipbuilding), aerospace and defense, energy, electronics and semiconductor fabrication, and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we do not take ownership of the metal.

Although we sell directly to many large original equipment manufacturer (“OEM”) customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 5,535,000 orders during 2016 at an average price of approximately $1,560 per order. Most of our metals service center customers are located within a 200‑mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps us provide just‑in‑time delivery and increases the likelihood of repeat business. In 2016, approximately 96% of our orders were from repeat customers. With our fleet of approximately 1,710 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just‑in‑time delivery. We believe that our long‑term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

Our acquisitions in recent years have increased our international exposure from both a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support existing key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 9% of our consolidated 2016 net sales, or $746.1 million. However, our net sales to international customers (based on the shipping destination) were approximately 11% of our consolidated 2016 net sales or $933.2 million, with approximately 23% of these sales, or $214.8 million, to Canadian customers. See Note 16 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

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

The diversity of our customer base somewhat reduces the impact of any single customer, as our largest customer represented only 1.0% of our net sales in 2016. In 2016, we had only 20 customers with sales greater than $25 million.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2016	2015	2014
Midwest	32%	31%	30%
Southeast	17%	18%	18%
West/Southwest	12%	14%	17%
California	10%	9%	9%
International	9%	8%	6%
Mid-Atlantic	7%	7%	7%
Northeast	6%	6%	6%
Pacific Northwest	4%	4%	4%
Mountain	3%	3%	3%
Total	100%	100%	100%

Suppliers

We primarily purchase our inventory from the major domestic metals producers. We do, however, also purchase certain products from foreign producers. We have multiple suppliers for all of our products. Our major suppliers of domestic carbon steel products include ArcelorMittal; California Steel Industries, Inc.; Evraz NA; Gerdau; NLMK USA; Nucor Corporation; Steel Dynamics, Inc.; SSAB; and United States Steel Corporation. AK Steel, Allegheny Technologies Incorporated, North American Stainless, Outokumpu and Universal Stainless are our major suppliers of stainless steel products. We are a recognized distributor for various major aluminum companies, including Aleris International, Inc.; Arconic Inc.; Constellium N.V. ; Kaiser Aluminum Corp; Novelis Inc.; and Sapa Group. Our major suppliers of alloy products include ArcelorMittal; Carpenter Technologies; The Timken Company; Gerdau; and Nucor Corporation.

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

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory, and believe this differentiates us from all other North American service centers. Approximately half of our orders do not require extensive or specialized processing allowing delivery to the customer within 24 hours of receiving the order. This provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment. Our product mix has changed mainly as a result of our targeted growth strategy to acquire companies with specialized inventory and increased levels of value-added processing services. In addition, we have invested approximately $1 billion in capital expenditures in the six-year period ended December 31, 2016, with approximately 50% spent on processing equipment. We have increased our investments in processing equipment due to our existing and potential customers requesting higher levels of value-added processing in addition to our focus on increasing our profitability. We now perform processing services for 47% of our orders compared to our historical level of 40%. We believe our investments in state-of-the-art processing equipment and focus on maintaining pricing discipline related to these services were significant contributors to our substantial increases in gross profit margin over the past few years. We also believe our enhanced processing capabilities have allowed us to increase our market share, especially for higher-margin products and services. Flat‑rolled carbon steel products (i.e., hot‑rolled, cold‑rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 15% of our 2016 sales.

Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2016	2015	2014
	10%	12%	13%	carbon steel plate
	10%	10%	10%	carbon steel structurals
	10%	8%	8%	carbon steel tubing
	7%	7%	9%	carbon steel bar
	6%	6%	7%	hot-rolled steel sheet and coil
	6%	5%	4%	galvanized steel sheet and coil
	3%	4%	3%	cold-rolled steel sheet and coil
Carbon Steel	52%	52%	54%

	7%	6%	4%	heat-treated aluminum plate
	6%	6%	5%	aluminum bar and tube
	5%	5%	4%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil
Aluminum	20%	19%	15%

	6%	6%	6%	stainless steel bar and tube
	6%	6%	6%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate
Stainless Steel	14%	14%	14%

	3%	4%	5%	alloy bar and rod
	1%	2%	3%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil
Alloy	5%	7%	9%

	3%	3%	2%	toll processing of aluminum, carbon steel and stainless steel
	6%	5%	6%	miscellaneous, including brass, copper and titanium
Other	9%	8%	8%

Total	100%	100%	100%

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

For sheet and coil products, we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between 0.015 and 0.25 inches thick, and rolled into 3‑to-20 ton coils. The size and weight of these coils require specialized equipment to move and process the material into smaller sizes and various products. Many of the other products that we carry also require specialized equipment for material handling and processing. We believe few of our customers have the capability to process the metal into the desired sizes or the capital available to acquire the necessary equipment.

We believe that few metals service centers offer the broad range of processing services and metals that we provide. In addition to a focus on growing our revenues from specialty products, we have also enhanced the level of value‑added processing services we provide through recent acquisitions and significant investments in new equipment over the past few years, in particular for our businesses servicing the aerospace market and toll processing aluminum for the automotive industry.

After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule processing to meet the specified delivery date. In 2016, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

In 2016, we performed processing services for approximately 47% of our sales orders. Our primary processing services range from cutting, leveling or sawing to complete processes such as machining or electropolishing. Throughout our service centers we perform most processes provided in the industry, without encroaching upon the services performed by our customers. As part of our growth strategy, we have been expanding into higher value‑added services, including certain fabrication processes as requested by our customers.

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

Sales and Marketing

As of December 31, 2016, we had approximately 2,100 sales personnel located in 44 states in the U.S. and 13 other countries providing sales and marketing services throughout each of those areas. Our sales personnel market and sell our products and we believe that our sales force has extensive product and customer knowledge. Sales personnel are organized by division or subsidiary among our profit centers and are divided into two groups. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pre‑tax profit of their particular profit center.

Our business is very relationship based and because of that, we operate under many different trade names. We acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we find value in the acquired trade name and continue to use the business name and maintain the customer relationships.

Competition

The metals distribution industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. In their November 2016 report on the metals wholesaling industry, IBISWorld Inc. estimated that in 2016 there were approximately 9,200 metal wholesale locations in the United States operated by approximately 6,300 companies. Nevertheless, the five largest U.S. metals service center companies are expected to represent just over 10% of the estimated industry revenue in 2016. IBISWorld Inc. estimates our 2016 U.S. revenues accounted for only about 4.8% of the entire U.S. market. We are the largest North American (U.S. and Canada) metals service center company on a revenue basis.

We compete with other companies on price, service, quality, processing capability and availability of products. We maintain relationships with our major suppliers at the executive and local levels. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals by leveraging our total size and to provide more responsive service to our customers by allowing our local management teams to make the purchasing decisions. In addition, we believe that the size of our inventory, the diversity of metals and products we have available, and the wide variety of processing services we can provide distinguish us from our competition. We believe that our competitors do not have the financial ability or risk tolerance to grow their businesses, and it is difficult for them to compete with our state-of-the-art processing equipment. We believe that we have increased our market share during recent years due to our strong financial condition, our high quality of products and services from significant investments in our equipment and facilities, and our acquisitions, as well as our continued focus on small order sizes with quick turnaround.

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

Environmental

Some of the properties we own or lease are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with a certain environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, that were sold many years prior to Reliance’s 2006 acquisition of EMJ. Although the potential cleanup costs could be significant, EMJ maintained insurance policies during the time they owned the manufacturing operations that have covered substantially all of our expenditures related to this matter to date, and are expected to continue to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

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

Employees

As of December 31, 2016, we had approximately 14,500 employees. Approximately 11% of our employees are covered by collective bargaining agreements that expire at various times over the next five years. Approximately 600 employees are covered by collective bargaining agreements that expire in 2017. We have entered into collective bargaining agreements with 41 union locals at 52 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We aim to always maintain excellent relations with our employees and have never experienced a significant work stoppage. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and extended holiday closures at some of our customers. Reduced shipping days also have a significant impact on our profitability in any particular period. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

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

Our Investor Relations website is located at http://investor.rsac.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practical after we electronically file or furnish the reports to the SEC. We encourage investors to visit our website.

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

We purchase large quantities of aluminum, carbon, alloy and stainless steel and other metals, which we sell to a variety of customers. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so, particularly when the cost increases are not demand driven. When metal prices decrease, we may not be able to replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which would reduce our profitability during that interim period.

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

We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Our customers typically purchase products from us pursuant to purchase orders and typically do not enter into long‑term purchase agreements or arrangements with us. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising prices for metal, we may be negatively impacted by delays between the time of increases in the cost of metals to us and increases in the prices that we charge for our products if we are unable to pass these increased costs on to our customers. In addition, when metal prices decline, this could result in lower selling prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower gross profit margins. Consequently, during periods in which we sell this existing inventory, the effects of changing metal prices could adversely affect our operating results.

Our business could be adversely affected by declines in economic activity.

Demand for our products is affected by a number of general economic factors. A decline in economic activity in the U.S. and international markets in which we operate could materially affect our financial condition and results of operations. During the most recent U.S. economic recession, both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. An economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could have a material adverse effect on our potential earnings and future results of operations. Although we have experienced a slow economic recovery since the most recent U.S. economic recession, overall demand for our products continues to be at lower levels than we believe to be more normal levels, particularly for non‑residential construction activity. In addition, the sudden and significant decline in oil prices in late 2014 has significantly impacted our energy-related businesses due to reduced drilling activity with our 2016 volumes for these businesses down 60% from 2014 levels. This resulted in significantly reduced profits from these businesses as well as impairment and closure-related charges for certain of these businesses that further reduced our 2016 profits.

Currency fluctuations and changes in the worldwide balance of supply and demand could negatively impact our profitability and cash flows.

Significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. A decline in the U.S. dollar relative to foreign currencies may result in increased prices for metals and metal products in the United States and reduce the amount of metal imported into the U.S. as imported metals become relatively more expensive. We may not be able to pass these increased costs on to our customers. If the value of the U.S. dollar improves relative to foreign currencies, this may result in increased metal being imported into the U.S., which in turn may pressure existing domestic prices for metal. This could also occur if global economies are weaker than the U.S. economy, creating a significant price spread between the U.S. and foreign markets. These factors have existed for some time, with imports into the U.S. reaching historical highs in 2014 and continuing through 2016 resulting in significant declines in the prices of metals.

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

We sell many products to industries that are cyclical, such as the non‑residential construction, semiconductor, energy, aerospace and heavy equipment industries. Although many of our direct sales are to sub‑contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. As an example, the continued decline in oil prices experienced late in 2014 that continued to fall through 2016 has negatively impacted our sales to the energy market, which is estimated at about 8‑10% of our sales prior to the decline. Furthermore, the continued strength of the U.S. dollar has led to increased levels of imported material in the U.S., putting pressure on our selling prices and profit margins.

We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our profitability and cash flows may decline.

We compete with a large number of other general‑line distributors and processors, and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. These competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our profitability and cash flows. Rapidly declining prices and/or demand levels may escalate competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. Currently elevated levels of import material into the U.S. has increased competition between metals service centers as supply exceeds demand. These competitive pressures could further intensify if demand and particularly pricing decline significantly from current levels. Any increased and/or sustained competitive pressure could cause our share of industry sales to decline along with our profitability and cash flows.

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

Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.

We endeavor to obtain insurance agreements from financially solid, highly rated counterparties in established markets to cover significant risks and liabilities. Not every risk or liability can be insured, and for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the amount or timing of recovery.

In some circumstances we may be entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred.

If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover our risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Since our initial public offering in September 1994, we have successfully purchased 62 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

Because of our decentralized operating style, we depend on the efforts of our senior management, including our President and Chief Executive Officer, Gregg J. Mollins, our Senior Executive Vice President and Chief Financial Officer, Karla Lewis, our Executive Vice President and Chief Operating Officer, James Hoffman and other senior management, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to stay with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our financial performance and in times of reduced financial performance this may cause our employees to seek employment opportunities that provide a more stable compensation structure. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking and training a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures.

We are subject to various foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and export laws and regulations for international shipment of our products. Environmental, employee safety and health and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and export issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and export issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently remediating contamination in connection with a certain property related to activities at former manufacturing operations of a subsidiary we acquired. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.

We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

Eleven percent of our 2016 sales were to international customers, subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, labor unrest and current and changing regulatory environments. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

We are subject to income taxes in the United States and various non‑U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective income tax rate could be affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax rates or tax laws or regulations. In addition, the amount of income taxes we pay is subject to audits by U.S. federal, state and local tax authorities and by non‑U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our income tax liabilities, which could have an adverse effect on our results of operations and liquidity.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.

Proposals for broad reform of the existing United States corporate tax system are under evaluation by various legislative and administrative bodies. We cannot predict the overall impact that such proposals may have on our business. In addition, further changes in the tax laws of foreign jurisdictions could arise. These contemplated changes could increase tax uncertainty and may adversely affect our provision for income taxes.

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

In addition, our systems and data may be subject to security breaches, viruses, malware, and other cyber‑attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events on the Company’s and certain of our affiliates’ networks and/or systems. To date, none of these events has had a material impact on our or our affiliates’ operations or financial results. We may experience similar or more sophisticated events in the future. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology‑related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

An inability to successfully develop and manage the implementation of our new enterprise resource planning (“ERP”) system could adversely affect our operations and operating results.

We are in the process of developing a new ERP system to be deployed at certain of our operating locations over the next few years, on a subsidiary by subsidiary basis. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking, both financially and from a management and personnel perspective. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business at those locations where deployed.

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

We review the recoverability of goodwill and indefinite‑lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite‑lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, viability of end markets (such as the energy market due to lower oil prices - see discussion of impairment charges taken in 2016 in Note 17 – “Impairment and Restructuring Charges” of Part II, Item 8 “Financial Statements and Supplementary Data”), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 14,500 employees worldwide as of December 31, 2016. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our margins.

We face certain risks associated with potential labor disruptions.

Approximately 11% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 600 employees are covered by collective bargaining agreements that expire in 2017. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2016, we had aggregate outstanding indebtedness of approximately $1.95 billion. This indebtedness could adversely affect us in the following ways:

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

Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur, and may limit our ability to engage in other activities that we may believe are in our long‑term best interests. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not be able to generate sufficient cash flow to meet our existing debt service obligations.

Our ability to generate sufficient cash flow from operations, draw on our revolving credit facility or access the capital markets to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2021, amortization payments on our term loan, or our debt securities when they mature in 2023 and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transactions at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers or we may not be able to continue our operations as planned.

Changes in the Company’s credit ratings could increase cost of funding.

Our credit ratings are important to our cost of capital. The major rating agencies routinely evaluate our credit profile and assign debt ratings to Reliance. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. Any downgrade in our credit rating could increase our cost of capital and have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short‑term prevailing interest rates. At December 31, 2016, we had $1.20 billion in total variable interest rate debt outstanding with $897.4 million available for borrowing under our revolving credit facility. Assuming a consistent level of debt, a 100 basis point increase in the interest rate on our floating rate debt would result in approximately $12.0 million of additional interest expense on an annual basis. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2016, we maintained more than 300 metals service center processing and distribution facilities in 39 states in the U.S. and in 12 other countries, and our corporate headquarters. In the opinion of management, all of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50‑60% of capacity based upon a 24‑hour seven‑day week, with each location averaging approximately two shifts operating at full capacity for a five‑day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

Of the more than 300 processing and distribution facilities that we maintained, we leased 99 of those facilities as of December 31, 2016. In addition, we have other leased spaces, such as depots, sales offices and storage, for a total of approximately 6.9 million square feet. Total square footage on all company‑owned properties is approximately 26.3 million and represents approximately 80% of the total square footage of our operating facilities. In addition, we lease our corporate headquarters in Los Angeles, California. These property leases expire at various times through 2028 and the aggregate monthly rent amount is approximately $2.7 million.

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

	2016		2015
	High	Low	High	Low
First Quarter	$71.34	$50.08	$62.19	$50.63
Second Quarter	$78.38	$67.57	$66.86	$56.29
Third Quarter	$84.25	$67.66	$62.84	$53.24
Fourth Quarter	$87.58	$65.10	$61.75	$53.99

As of January 31, 2017, there were 205 record holders of our common stock, excluding holders whose shares were held for them in street name or nominee accounts. We have paid quarterly cash dividends on our common stock for 57 consecutive years. In February 2017, our Board of Directors increased the regular quarterly dividend amount 5.9% to $0.45 per share. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 24th increase since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

Our credit agreement contains covenants, which, among other things, restricts our ability to pay dividends if we cannot satisfy certain financial tests. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For 2014 through 2016, we have paid between 29% and 39% of earnings to our stockholders as dividends.

The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/19/2016	11/18/2016	12/16/2016	$0.425 per share
7/20/2016	8/12/2016	9/9/2016	$0.425 per share
4/19/2016	5/27/2016	6/17/2016	$0.40 per share
2/16/2016	3/11/2016	3/31/2016	$0.40 per share
10/20/2015	11/20/2015	12/18/2015	$0.40 per share
7/21/2015	8/14/2015	9/11/2015	$0.40 per share
4/21/2015	5/29/2015	6/19/2015	$0.40 per share
2/17/2015	3/13/2015	3/27/2015	$0.40 per share

Additional information regarding securities authorized for issuance under all stock‑based compensation plans will be included under the caption “EXECUTIVE COMPENSATION” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2017.

On October 21, 2014, our Board of Directors extended our share repurchase plan to December 31, 2017. On October 20, 2015, our Board of Directors again amended our share repurchase plan increasing by 7,500,000 shares the total number of shares authorized to be repurchased and extending the program through December 31, 2018. We did not repurchase any of our common stock in 2016.

Stock Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five‑year period from December 31, 2011 through December 31, 2016. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2011 in all common stock and assumes the reinvestment of dividends. Since there is no nationally‑recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed its own peer group. As of December 31, 2016, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange and A.M. Castle & Co. which has securities traded on the over-the-counter market. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,

the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Reliance Steel & Aluminum Co.
S&P 500
Russell 2000
Peer Group

	2011	2012	2013	2014	2015	2016
Reliance Steel & Aluminum Co.	$100.00	$129.49	$161.02	$132.74	$128.85	$181.02
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Industry Peer Group	100.00	143.44	193.88	141.54	109.35	187.18

Item 6.  Selected Financial Data

We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2016 from our audited consolidated financial statements. You should read the information below with Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except share and per share data)
Income Statement Data:
Net sales	$8,613.4	$9,350.5	$10,451.6	$9,223.8	$8,442.3
Cost of sales (exclusive of depreciation and amortization expense)	6,023.1	6,803.6	7,830.6	6,826.2	6,235.4
Gross profit (1)	2,590.3	2,546.9	2,621.0	2,397.6	2,206.9
Warehouse, delivery, selling, general and administrative expense (“S,G&A”)	1,803.3	1,728.5	1,789.8	1,638.4	1,396.2
Depreciation and amortization expense	222.0	218.5	213.8	192.4	149.0
Impairment of long-lived assets	52.4	53.3	—	14.9	2.5
Operating income	512.6	546.6	617.4	551.9	659.2
Other income (expense):
Interest expense	(84.6)	(84.3)	(81.9)	(77.5)	(58.4)
Other income (expense), net	1.2	(3.6)	10.8	3.9	8.6
Income before income taxes	429.2	458.7	546.3	478.3	609.4
Provision for income taxes	120.1	142.5	170.0	153.6	201.1
Net income	309.1	316.2	376.3	324.7	408.3
Less: Net income attributable to noncontrolling interests	4.8	4.7	4.8	3.1	4.8
Net income attributable to Reliance	$304.3	$311.5	$371.5	$321.6	$403.5
Earnings per share attributable to Reliance stockholders:
Diluted	$4.16	$4.16	$4.73	$4.14	$5.33
Basic	$4.21	$4.20	$4.78	$4.19	$5.36
Shares used in computing earnings per share:
Diluted	73,120,918	74,902,064	78,615,939	77,646,192	75,694,212
Basic	72,362,513	74,096,349	77,682,943	76,844,912	75,216,955

Other Data:
Cash flow provided by operations	$626.5	$1,025.0	$356.0	$633.3	$601.9
Capital expenditures	154.9	172.2	190.4	168.0	214.0
Cash dividends per share	1.65	1.60	1.40	1.26	0.80

Balance Sheet Data (December 31):
Working capital	$2,032.5	$1,564.5	$2,458.3	$2,165.5	$1,699.2
Total assets	7,411.3	7,121.6	7,822.4	7,323.6	5,846.7
Short-term debt	82.5	500.8	93.9	36.5	83.6
Long-term debt (2)	1,847.2	1,428.9	2,209.6	2,055.1	1,113.0
Reliance stockholders’ equity	4,148.8	3,914.1	4,099.0	3,874.6	3,558.4

(1)

Gross profit, calculated as net sales less cost of sales, is a non‑GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first‑stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in our gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)	Long‑term debt includes the long‑term portion of capital lease obligations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the Company’s business under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We had terrific operational execution throughout 2016 resulting in a record gross profit margin despite a challenging market with overall lower demand levels and pricing volatility. Our 2016 sales were $8.61 billion, down 7.9% from our 2015 sales of $9.35 billion. Demand was relatively consistent in 2016 compared to 2015 outside of the energy and heavy industry end markets. However, pricing levels were significantly lower in 2016 compared to 2015, especially for carbon (52% of our sales) and stainless steel (14% of our sales) products, which had a material impact on our revenues and operating margins. Although same-store pricing levels improved sequentially during the final three quarters of 2016, our 2016 average selling price remained below our average selling price in 2015. Despite the challenges of lower average selling prices and lower shipment levels, we nevertheless achieved several operational successes in 2016:

•

Our 2016 gross profit margin of 30.1% was the highest in our history, which allowed us to generate higher levels of gross profit dollars to offset the negative impact of a $737.1 million decline in revenues;

•	Our 2016 earnings per diluted share were $4.16, same as in 2015, despite the significant decline in our revenues; and
•

Through effective working capital management we generated $626.5 million of cash flow from operating activities which allowed us to fund $154.9 million of capital expenditures, $348.7 million for our three acquisitions, as well as pay $120.4 million in dividends.

Our same-store tons sold decreased 2.7% in 2016 compared to 2015, significantly less than the industry decline of 6.2% reported by the Metals Service Center Institute (“MSCI”). We believe our industry outperformance is attributable to our focus on small orders requiring high levels of quality and service on a just-in-time basis, as well as our significant investments in value-added processing equipment over the past few years.

Our same-store average selling price per ton sold, which had declined sequentially in each quarter from the 2014 third quarter through the 2016 first quarter, increased in each of the past three quarters of 2016. We attribute the pricing improvement trend to relatively stable demand, domestic mill production capacity discipline and the impact of trade case filings by U.S. steel producers. We believe this stronger pricing environment along with our improved inventory position and our investments in value-added processing equipment contributed to our record gross profit margin in 2016.

We have exceeded our historical gross profit margin range of 25% to 27% in each of the past seven quarters despite the volatile pricing environment.

Our same-store S,G&A expense as a percent of sales of 20.8% in 2016 increased from 18.5% in 2015 mainly due to lower metals pricing levels during 2016 that reduced our sales.

The increase in our gross profit margin and effective expense control held our operating income margins steady in the lower metals pricing environment in 2016 compared to 2015. However, our operating income and operating income margins were impacted by impairment and restructuring charges. We recorded $69.1 million of impairment and restructuring charges in 2016 compared to $56.3 million in 2015, primarily for certain of our energy-related businesses. See Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our impairment charges.

We generated strong cash flow from operations of $626.5 million in 2016 due to our strong gross profit margin and effective working capital management. As of December 31, 2016, our net debt-to-total capital ratio was 30.3%, down from 31.8% as of December 31, 2015 and our lowest level since funding our acquisition of Metals USA Holdings Corp. in April 2013. We have significant liquidity as of December 31, 2016, with $897.4 million available for borrowing on our revolving credit facility.

We completed three acquisitions in 2016 with a combined transaction value of $354.8 million, which complemented our end market diversification and product mix, adding high margin specialty products and processing services.

We believe that our exposure to diverse end markets, broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses. Our operating and growth strategies have helped us consistently achieve industry‑leading operating results and we remain confident in our ability to maintain our track record of success going forward.

Effect of Demand and Pricing Changes on our Operating Results

Customer demand can have a significant impact on our results of operations. When volume increases our revenue dollars generally increase, which contributes to increased gross profit dollars. Variable costs also increase with volume including increases in our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce certain variable expenses when volumes decline, but we cannot easily reduce our fixed costs.

Pricing for our products can have a much more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increase. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pre‑tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre‑tax income dollars. Because changes in pricing do not require us to adjust our expense structure other than for profit‑based compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes.

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

Acquisitions

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Net sales of Alaska Steel during the period from August 1, 2016 to December 31, 2016 were $8.5 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Net sales of Best Manufacturing during the period from April 1, 2016 to December 31, 2016 were $13.8 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Net sales of Tubular Steel in 2016 were $116.0 million.

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox Metals”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing OEMs and machine shops that manufacture or support the manufacturing of equipment for the oil, gas and petrochemical industries. Fox Metals’ in-house processing services include saw cutting, plate burning and testing. Net sales of Fox Metals in 2016 were $8.2 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS in 2016 were $268.7 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS in 2016 were $18.7 million.

Internal Growth Activities

We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $154.9 million in 2016, with the majority spent on growth activities. We also continued to add and upgrade processing equipment that enables us to provide higher quality and additional services to our existing and potential customers, resulting in increased market share and higher gross profit margins. We believe that our ability to finance our investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them, which many of our competitors do not have the ability to provide.

Results of Operations

The following table sets forth certain income statement data for each of the three years ended December 31, 2016 (dollars are shown in millions and certain percentages may not calculate due to rounding):

	2016		2015		2014
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$8,613.4	100.0%	$9,350.5	100.0%	$10,451.6	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below) (1)	6,023.1	69.9	6,803.6	72.8	7,830.6	74.9
Gross profit (2)	2,590.3	30.1	2,546.9	27.2	2,621.0	25.1
Warehouse, delivery, selling, general and administrative expense (“S,G&A”) (3)	1,803.3	20.9	1,728.5	18.5	1,789.8	17.1
Depreciation expense	167.9	1.9	164.8	1.8	157.1	1.5
Amortization expense	54.1	0.6	53.7	0.6	56.7	0.5
Impairment of long-lived assets (4)	52.4	0.6	53.3	0.6	—	—

Operating income	$512.6	6.0%	$546.6	5.8%	$617.4	5.9%

(1)	Cost of sales includes $12.8 million of restructuring charges relating to the planned closure or sale of certain locations in 2016 compared to $1.6 million in 2015.

(2)

Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non‑GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first‑stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(3)

S,G&A includes $3.5 million non‑recurring settlement gains offset by $2.9 million restructuring costs in 2016; an $8.6 million litigation settlement gain in 2015; and $23.2 million of charges related to settled litigation offset by $11.2 million gains related to the sale of non-core real estate and other assets in 2014.

(4)	See “Expenses” below for discussion of our impairment charges.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2016	2015	Change	Change
	(in millions)
Net sales	$8,613.4	$9,350.5	$(737.1)	(7.9)%
Net sales, same-store	$8,475.0	$9,350.5	$(875.5)	(9.4)%

	Year Ended December 31,		Tons	Percentage
	2016	2015	Change	Change
	(in thousands)
Tons sold	5,832.9	5,918.9	(86.0)	(1.5)%
Tons sold, same-store	5,761.9	5,918.9	(157.0)	(2.7)%

	Year Ended December 31,		Price	Percentage
	2016	2015	Change	Change
Average selling price per ton sold	$1,465	$1,572	$(107)	(6.8)%
Average selling price per ton sold, same-store	$1,458	$1,572	$(114)	(7.3)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same‑store amounts exclude the results of our 2016 acquisitions.

Our consolidated net sales declined in 2016 compared to 2015 due to both lower metals prices and lower tons sold. Our same-store average selling price per ton sold, which had declined sequentially in each quarter from the 2014 third quarter through the 2016 first quarter due in part to historically high levels of imports of metal into the U.S., improved sequentially during the final three quarters of 2016 with the 2016 fourth quarter same-store average selling price 2.4% higher than the comparable period in 2015. Compared to 2015, our 2016 same-store tons sold decreased 2.7%, which outperformed the industry decline of 6.2% reported by the MSCI. We believe our better than industry average performance reflects an increase in market share for our Company.

The significant decline in our volume sold to the energy (oil and gas) market that began in 2014 and continued throughout 2016 contributed to the decline in our same-store tons in 2016 compared to 2015. In general, business activity in almost all of our end markets other than the energy and heavy industry end markets was relatively stable in 2016 compared to 2015 as our tons sold, excluding the impact of our businesses exclusively servicing the energy market, declined only 0.5%.

End markets that continued to perform well for us in 2016 compared to 2015 were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry has declined further from the already low levels we experienced throughout 2015. Our tons sold to the energy market declined approximately 32% in 2016 compared to 2015. Non-residential construction, our largest end market, continued its slow but steady improvement, albeit at significantly reduced demand levels from its peak levels experienced in 2006.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in 2016 decreased 7.3% from 2015 given decreased mill pricing for most products we sell. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	(6.6)%	(7.6)%
Aluminum	(3.4)%	(3.4)%
Stainless steel	(11.2)%	(11.2)%
Alloy	(4.8)%	(5.1)%

Cost of Sales

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$6,023.1	69.9%	$6,803.6	72.8%	$(780.5)	(11.5)%

The decrease in cost of sales in 2016 compared to 2015 is mainly due to lower tons sold and a lower average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in 2016 included $12.8 million of restructuring charges relating to the planned closure or sale of certain locations compared to $1.6 million in 2015.

Our last‑in, first‑out (“LIFO”) method inventory valuation reserve adjustment is included in cost of sales and, in effect, reflects cost of sales at current replacement costs. Any adjustments to our LIFO inventory values to reflect them at the lower of cost or market are also included in our overall LIFO inventory valuation adjustments, which resulted in credits, or income, of $35.0 million and $117.0 million in 2016 and 2015, respectively.

Our LIFO inventory valuation reserve, net of lower of cost or market adjustments, was a debit of $8.9 million as of December 31, 2016 and a credit of $26.1 million as of December 31, 2015. Lower metal costs in our inventory as of December 31, 2016 as compared to December 31, 2015 resulted in LIFO income in 2016.

Gross Profit

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$2,590.3	30.1%	$2,546.9	27.2%	$43.4	1.7%

In 2016, we set a new Company record with annual gross profit margin above 30% for the first time in our history. The increase in our gross profit margin was mainly due to our disciplined operational execution that focuses on small, quick-turn orders and increased value-added processing along with improved inventory management. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$1,803.3	20.9%	$1,728.5	18.5%	$74.8	4.3%
S,G&A expense, same-store	$1,764.4	20.8%	$1,728.5	18.5%	$35.9	2.1%
Depreciation & amortization expense	$222.0	2.6%	$218.5	2.3%	$3.5	1.6%
Impairment of long-lived assets	$52.4	0.6%	$53.3	0.6%	$(0.9)	(1.7)%

Same‑store amounts exclude the results of our 2016 acquisitions.

Our S,G&A expense as a percent of sales increased mainly due to our lower sales amount, as a result of reduced metals pricing.

The increase in depreciation and amortization expense was mainly due to depreciation expense from our recent capital expenditures and our 2016 acquisitions.

We recorded a $52.4 million charge for impairment of long-lived assets in 2016 compared to $53.3 million in the 2015. These charges mainly related to the significant decline in the demand for the products we sell to the energy market (oil and gas) for certain of our energy-related businesses as a result of the downturn in oil prices and drilling activity that began near the end of 2014 along with our updated long-term outlook of the future demand levels and profitability of these businesses. Please refer to Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2016 and 2015 impairment charges.

Operating Income

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$512.6	6.0%	$546.6	5.8%	$(34.0)	(6.2)%

Our operating income was lower in 2016 compared to 2015 due to lower net sales as a result of lower metals pricing and restructuring charges relating to the planned closure or sale of certain locations, offset by a higher gross profit margin. We maintained a comparable operating income margin in 2016 with that in 2015 due to the increase in our gross profit margin. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate in 2016 was 28.0% compared to our 2015 rate of 31.1%. Our 2016 income tax rate was favorably impacted by the settlement of a tax position that was previously uncertain. Other permanent items that lowered our effective income tax rates from the U.S. federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$304.3	3.5%	$311.5	3.3%	$(7.2)	(2.3)%

The increase in our net income as a percentage of net sales was primarily the result of a higher operating income margin and lower effective income tax rate.

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

Our consolidated net sales and tons sold were lower in 2015 compared to 2014, mainly due to lower metals pricing due to high levels of imported metal products into the U.S. because of the strength of the U.S. dollar coupled with weak global economies, and the significant decline in volume sold to the energy (oil and gas) market. In general, business activity in almost all of our end markets other than the energy market was relatively stable in 2015 compared to 2014 as our tons sold, excluding the impact of our businesses exclusively servicing the energy market, declined only 0.7%. Our 2015 same-store tons sold decreased 3.2%, which outpaced the industry data reported by the MSCI, which was down 7.5% in 2015 compared to 2014. We believe our better than industry average performance reflected an increase in market share for Reliance.

End markets that continued to perform well for us during 2015 compared to 2014 were auto, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Manufacturing and heavy industry performed fairly well in the markets we service. Our tons sold to the energy market declined approximately 41% in 2015 compared to 2014. Non‑residential construction, our largest end market, continued to improve modestly during 2015, albeit at significantly reduced demand levels from its peak levels experienced in 2006.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our average selling price in 2015 was down 8.6% compared to 2014 given decreased mill pricing for most products throughout the year, most notably carbon and stainless steel. Our same-store average selling price declined sequentially in each month beginning in September 2014 through December 2015. Mill prices for many of the products we sell were down 30%-40% due to continued high levels of imports into the U.S. because of a strong U.S. dollar and weak global economy, with a significant global macroeconomic impact in the second half of 2015 from the economic slowdown in China.

Cost of Sales

	Year Ended December 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$6,803.6	72.8%	$7,830.6	74.9%	$(1,027.0)	(13.1)%

The decrease in cost of sales in 2015 compared to 2014 was mainly due to decreases in our tons sold and a lower average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Our LIFO method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $186.1 million which was offset by a $69.1 million charge to record LIFO inventories at the lower of cost or market. The net LIFO inventory valuation adjustment was a credit, or income of $117.0 million in 2015 compared to a charge, or expense, of $54.5 million in 2014. Our LIFO inventory valuation reserve, net of applicable lower of cost or market adjustments, as of December 31, 2015 and 2014 was $26.1 million and $143.1 million, respectively. Lower metal costs in our inventory as of December 31, 2015 as compared to December 31, 2014 resulted in LIFO income in 2015.

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

** Percentage data not meaningful.

Same‑store amounts exclude the results of our 2014 acquisitions.

Our S,G&A expense decreased mainly due to our cost cutting efforts and decreased tons sold, especially at our energy-related businesses, with a 5.8% reduction in workforce as of December 31, 2015 as compared to January 1, 2015, on a 2.8% decrease in tons sold. In addition, our S,G&A expense included a non‑recurring $8.6 million litigation settlement gain in 2015 and $23.2 million of charges related to settled litigation offset by $11.2 million gains related to the sale of non-core assets and other assets in 2014. Our S,G&A expense as a percent of net sales increased due to the decline in average selling prices.

The increase in depreciation and amortization expense was mainly due to our 2014 acquisitions and depreciation expense from our recent capital expenditures.

We recorded a $53.3 million charge in 2015 for the impairment of long-lived assets primarily related to certain of our energy-related businesses as a result of low crude oil prices resulting in a significant decline in the demand for the products we sell to the energy (oil and gas) end market. This included charges directly related to closures of certain of our energy-related businesses where we anticipated losses on the sale of certain assets and intangible asset write-downs due to the loss of customers and lowered expectations of future profitability. Please refer to Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2015 impairment charge.

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

Other Income (Expense)

	Year Ended December 31,
	2015		2014
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest	$(84.3)	(0.9)%	$(81.9)	(0.8)%	$(2.4)	2.9%
Other (expense) income, net	$(3.6)	—%	$10.8	0.1%	$(14.4)	(133.3)%

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $626.5 million in 2016 compared to $1.03 billion in 2015. The decrease of $398.5 million was mainly due to lower working capital (primarily accounts receivable and inventory) requirements in 2015 compared to 2016 due to increased focus on lowering our inventory levels in 2015. To manage our working capital, we consistently focus on our accounts receivable days sales outstanding and our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At December 31, 2016, our days sales outstanding rate was approximately 42.2 days compared to 42.4 days at December 31, 2015. Our inventory turn rate (based on tons) for 2016 and 2015 was approximately 4.5 times (2.7 months on hand).

Investing Activities

Net cash used in investing activities of $505.1 million was mainly comprised of our 2016 acquisitions and capital expenditures. Capital expenditures were $154.9 million in 2016 compared to $172.2 million in 2015. The majority of our 2016 capital expenditures related to growth initiatives. During 2016, we spent $348.7 million, net of cash acquired on acquisitions.

Financing Activities

Our net cash used in financing activities of $100.2 million in 2016 was mainly comprised of our dividends and dividend equivalent payments offset by proceeds received from the exercise of stock options. We paid dividends and dividend equivalents of $120.4 million in 2016, an increase of only $0.3 million from 2015 despite an increase in our regular quarterly dividend in the 2016 third quarter, due to a lower number of outstanding shares resulting from the repurchase of approximately 6.2 million shares at $57.39 per share, for a total of $355.5 million, in 2015. We expect to continue opportunistically repurchasing shares of our common stock going forward. Proceeds received from exercises of stock options in 2016 were $37.5 million, a significant increase from $15.1 million in 2015. Net debt repayments in 2016 were $0.1 million compared to net debt repayments of $376.6 million in 2015.

Our Board of Directors increased the quarterly dividend to $0.425 from $0.40 per share of common stock in July 2016. On February 14, 2017, our Board of Directors declared the 2017 first quarter regular cash dividend of $0.45 per share of common stock, an increase of 5.9% from $0.425 per share. We have increased our dividend 24 times since our 1994 IPO and have paid regular quarterly dividends to our stockholders for 57 consecutive years.

On October 20, 2015, our Board of Directors increased by 7.5 million shares the number of shares authorized to be repurchased under our share repurchase plan and extended the duration of the plan through December 31, 2018. During 2015, we repurchased approximately 6.2 million shares of our common stock at an average cost of $57.39 per share, for a total of $355.5 million. We did not repurchase any shares in 2016. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. As of December 31, 2016, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2016 was $1.95 billion, up slightly from $1.94 billion at December 31, 2015. At December 31, 2016, we had $540.0 million of outstanding borrowings, $62.6 million of letters of credit issued and $897.4 million available for borrowing on our revolving credit facility. As of December 31, 2016, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance stockholders’ equity plus total debt, net of cash) was 30.3%, down from 31.8% as of December 31, 2015 and our lowest level since funding our acquisition of Metals USA Holdings Corp. in April 2013.

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. A portion of the proceeds of the term loan was used to prepay all of the Company’s outstanding loans under the then existing third amended and restated credit agreement dated as of April 4, 2013 and a portion of the revolving facility was used to pay off  $350 million of 6.2% senior unsecured notes at maturity on November 15, 2016. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $600.0 million term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be repaid without penalty.

Revolving credit facilities with a combined credit limit of approximately $64.9 million are in place for operations in Asia and Europe with combined outstanding balances of $44.4 million and $59.9 million as of December 31, 2016 and December 31, 2015, respectively.

Capital Resources

On November 20, 2006, we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, matured and repaid on November 15, 2016; and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”), for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The notes were guaranteed by certain of our 100%-owned domestic subsidiaries that also guaranteed borrowings under our then existing credit agreement. The guarantees of the notes were automatically released on September 30, 2016 upon entering into the Credit Agreement, which does not require subsidiary guarantees.

The senior unsecured notes include provisions that require us to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in the event of both a change in control and a downgrade of our credit rating.

Various industrial revenue bonds had combined outstanding balances of $10.6 million and $11.0 million as of December 31, 2016 and December 31, 2015, respectively, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which had outstanding balances of $40.4 million as of December 31, 2015. The mortgages, which were secured by the underlying properties, had a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016. We repaid all of the mortgage obligations without penalty on July 1, 2016 with borrowings on our revolving credit facility.

As of December 31, 2016, we had $272.1 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021. We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2016 was approximately 7.0 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2016, calculated in accordance with the terms of the Credit Agreement, was 32.5% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at December 31, 2016.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2016 and 2015, we were contingently liable under standby letters of credit in the aggregate amounts of $51.9 million and $46.2 million, respectively. The letters of credit are related to insurance policies and construction projects.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)
Long-Term Debt Obligations	$1,945.0	$82.5	$98.6	$1,006.2	$757.7
Estimated Interest on Long-Term Debt (1)	552.0	55.5	108.4	103.5	284.6
Operating Lease Obligations	197.3	59.3	85.0	38.2	14.8
Purchase Obligations – Other (2)	173.5	58.6	50.8	63.3	0.8
Other Long-Term Liabilities
Reflected on the Balance Sheet
under GAAP (3)	64.5	19.9	5.4	16.1	23.1
Total	$2,932.3	$275.8	$348.2	$1,227.3	$1,081.0

(1)

Interest is estimated using applicable rates as of December 31, 2016 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $540.0 million is assumed to remain unchanged until its maturity date in September 2021.

(2)

The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long‑term sales commitments.

(3)

Includes the estimated benefit payments for the next ten years for various long‑term retirement plans. For qualified defined benefit plans we have only included the estimated employer contribution amounts for 2017 as funding projections beyond 2017 are not practical to estimate. We have excluded deferred income taxes of $626.9 million, long‑term tax contingencies of $5.2 million and other long‑term liabilities of $7.8 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from vacation and extended holiday closures at some of our customers. Reduced shipping days also have a significant impact on our profitability in any particular period. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There was no change in our reportable segments; we have one reportable segment, metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.83 billion as of December 31, 2016, or approximately 25% of total assets or 44% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.15 billion at December 31, 2016, or approximately 16% of total assets or 28% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further information regarding our 2016 impairment charge and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

Inventories

A significant portion of our inventory is valued using LIFO. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year‑to‑year fluctuations in our cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on‑hand inventory levels. At December 31, 2016, our LIFO value of inventories exceeded cost on the first‑in, first‑out (“FIFO”) method by $8.9 million. The calculation of LIFO does not require us to make subjective estimates or judgments, except at interim reporting periods. The valuation of our inventories at the lower of cost or market could be subject to certain estimates; however the measurement is primarily based on historical purchasing and sales information rather than forecasted metals pricing.

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

Long‑Lived Assets—Goodwill and Indefinite‑Lived Intangible Assets

We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products or end markets, reductions in our future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, as necessary. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist in 2016, 2015 or 2014. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $36.4 million and $21.2 million in 2016 and 2015, respectively. No impairment of intangible assets with indefinite lives was recognized for 2014. See Note 17 – “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Long‑Lived Assets—Other

We review the recoverability of our other long‑lived assets, primarily property, plant and equipment and intangible assets subject to amortization, and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We recorded impairment charges on property, plant, and equipment of $16.0 million and $17.7 million in 2016 and 2015, respectively. We recorded impairment charges of $14.4 million on our intangible assets subject to amortization in 2015. No impairment of intangible assets subject to amortization was recognized for 2016 and no impairment of other long-lived assets was recognized for 2014. See Note 17 – “Impairment of Long-Lived Assets” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Total foreign currency transaction gains and losses impacting earnings were as follows: gains of $1.8 million in 2016, insignificant in 2015, and gains of $3.1 million in 2014.

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

Market risk related to our variable‑rate debt is estimated as the potential decrease in pre‑tax earnings resulting from an increase in interest rates. As of December 31, 2016, our total variable interest rate debt outstanding amounted to approximately $1.20 billion, which was primarily comprised of the borrowings on our revolving credit facility of $540.0 million and term loan of $600.0 million. For example, a 100 basis point increase in interest rates on our $1.2 billion of outstanding variable interest rate debt would result in approximately $12.0 million of additional interest expense on an annual basis.

Item 8.  Financial Statements and Supplementary Data

RELIANCE STEEL & ALUMINUM CO.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliance Steel & Aluminum Co.:

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 24, 2017

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$122.8	$104.3
Accounts receivable, less allowance for doubtful accounts of $15.3 at December 31, 2016 and $16.3 at December 31, 2015	960.2	916.6
Inventories	1,532.6	1,436.0
Prepaid expenses and other current assets	72.9	60.8
Income taxes receivable	—	36.5
Total current assets	2,688.5	2,554.2
Property, plant and equipment:
Land	228.2	196.2
Buildings	1,059.2	1,006.3
Machinery and equipment	1,647.3	1,569.8
Accumulated depreciation	(1,272.5)	(1,136.8)
Property, plant and equipment, net	1,662.2	1,635.5

Goodwill	1,827.4	1,724.8
Intangible assets, net	1,151.3	1,125.4
Cash surrender value of life insurance policies, net	46.9	45.8
Other assets	35.0	35.9
Total assets	$7,411.3	$7,121.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$302.2	$247.0
Accrued expenses	83.7	83.0
Accrued compensation and retirement costs	140.8	118.7
Accrued insurance costs	40.6	40.2
Current maturities of long-term debt and short-term borrowings	82.5	500.8
Income taxes payable	6.2	—
Total current liabilities	656.0	989.7
Long-term debt	1,846.7	1,427.9
Long-term retirement costs	89.6	103.8
Other long-term liabilities	13.0	30.4
Deferred income taxes	626.9	627.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,682,793 at December 31, 2016 and 71,739,072 at December 31, 2015	590.3	533.8
Retained earnings	3,663.2	3,480.0
Accumulated other comprehensive loss	(104.7)	(99.7)
Total Reliance stockholders’ equity	4,148.8	3,914.1
Noncontrolling interests	30.3	28.6
Total equity	4,179.1	3,942.7
Total liabilities and equity	$7,411.3	$7,121.6

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$8,613.4	$9,350.5	$10,451.6
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,023.1	6,803.6	7,830.6
Warehouse, delivery, selling, general and administrative	1,803.3	1,728.5	1,789.8
Depreciation and amortization	222.0	218.5	213.8
Impairment of long-lived assets	52.4	53.3	—
	8,100.8	8,803.9	9,834.2

Operating income	512.6	546.6	617.4

Other income (expense):
Interest	(84.6)	(84.3)	(81.9)
Other income (expense), net	1.2	(3.6)	10.8
Income before income taxes	429.2	458.7	546.3
Income tax provision	120.1	142.5	170.0
Net income	309.1	316.2	376.3
Less: Net income attributable to noncontrolling interests	4.8	4.7	4.8
Net income attributable to Reliance	$304.3	$311.5	$371.5

Earnings per share attributable to Reliance stockholders:
Diluted	$4.16	$4.16	$4.73
Basic	$4.21	$4.20	$4.78

Cash dividends per share	$1.65	$1.60	$1.40

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$309.1	$316.2	$376.3
Other comprehensive income (loss) :
Foreign currency translation loss	(5.7)	(51.0)	(26.4)
Unrealized (loss) gain on investments, net of tax	—	(0.4)	0.2
Pension and postretirement benefit adjustments, net of tax	0.7	0.6	(16.0)
Total other comprehensive loss	(5.0)	(50.8)	(42.2)
Comprehensive income	304.1	265.4	334.1
Less: Comprehensive income attributable to noncontrolling interests	4.8	4.7	4.8
Comprehensive income attributable to Reliance	$299.3	$260.7	$329.3

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	Loss	Interests	Total
Balance at January 1, 2014	77,492,017	$818.3	$3,063.0	$(6.7)	$9.8	$3,884.4
Net income	—	—	371.5	—	4.8	376.3
Other comprehensive loss	—	—	—	(42.2)	—	(42.2)
Consolidation of joint venture	—	—	—	—	22.6	22.6
Noncontrolling interest purchased	—	—	—	—	(4.2)	(4.2)
Payments to noncontrolling interest holders	—	—	—	—	(4.1)	(4.1)
Stock-based compensation	11,830	22.3	—	—	—	22.3
Stock options exercised	593,204	28.8	—	—	—	28.8
Repurchase of common shares	(759,800)	(50.0)	—	—	—	(50.0)
Stock-based compensation tax benefit	—	—	2.7	—	—	2.7
Cash dividends — $1.40 per share	—	—	(108.7)	—	—	(108.7)
Balance at December 31, 2014	77,337,251	819.4	3,328.5	(48.9)	28.9	4,127.9
Net income	—	—	311.5	—	4.7	316.2
Other comprehensive loss	—	—	—	(50.8)	—	(50.8)
Noncontrolling interest purchased	—	(0.6)	—	—	(2.0)	(2.6)
Payments to noncontrolling interest holders	—	—	—	—	(3.0)	(3.0)
Stock-based compensation	271,438	16.8	—	—	—	16.8
Stock options exercised	325,024	15.1	—	—	—	15.1
Repurchase of common shares	(6,194,641)	(355.5)	—	—	—	(355.5)
Stock-based compensation tax deficit	—	—	(1.3)	—	—	(1.3)
Delaware reincorporation	—	38.6	(38.6)	—	—	—
Cash dividends — $1.60 per share and dividend equivalents	—	—	(120.1)	—	—	(120.1)
Balance at December 31, 2015	71,739,072	533.8	3,480.0	(99.7)	28.6	3,942.7
Net income	—	—	304.3	—	4.8	309.1
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
Payments to noncontrolling interest holders	—	—	—	—	(3.1)	(3.1)
Stock-based compensation	188,576	18.0	—	—	—	18.0
Stock options exercised	755,145	37.5	—	—	—	37.5
Cumulative effect of change in accounting for stock-based compensation	—	1.0	(0.6)	—	—	0.4
Cash dividends — $1.65 per share and dividend equivalents	—	—	(120.5)	—	—	(120.5)
Balance at December 31, 2016	72,682,793	$590.3	$3,663.2	$(104.7)	$30.3	$4,179.1

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$309.1	$316.2	$376.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	222.0	218.5	213.8
Impairment of long-lived assets	52.4	53.3	—
Deferred income tax benefit	(0.5)	(17.1)	(18.2)
Gain on sales of property, plant and equipment	(1.2)	(2.2)	(12.9)
Stock-based compensation expense	24.4	21.3	22.8
Other	7.7	9.8	(4.9)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(31.2)	222.5	(97.2)
Inventories	(30.4)	306.8	(131.0)
Prepaid expenses and other assets	26.7	(25.2)	31.5
Accounts payable and other liabilities	47.5	(78.9)	(24.2)
Net cash provided by operating activities	626.5	1,025.0	356.0

Investing activities:
Purchases of property, plant and equipment	(154.9)	(172.2)	(190.4)
Acquisitions, net of cash acquired	(348.7)	(0.4)	(208.2)
Proceeds from sale of business, net	—	—	26.2
Other	(1.5)	2.7	7.4
Net cash used in investing activities	(505.1)	(169.9)	(365.0)

Financing activities:
Net short-term debt (repayments) borrowings	(12.6)	12.7	1.7
Proceeds from long-term debt borrowings	2,073.0	573.0	719.0
Principal payments on long-term debt	(2,061.4)	(962.3)	(552.2)
Debt issuance costs	(6.8)	—	—
Dividends and dividend equivalents paid	(120.4)	(120.1)	(108.7)
Exercise of stock options	37.5	15.1	28.8
Share repurchases	—	(355.5)	(50.0)
Other	(9.5)	(11.4)	(5.6)
Net cash (used in) provided by financing activities	(100.2)	(848.5)	33.0
Effect of exchange rate changes on cash	(2.7)	(8.5)	(1.4)
Increase (decrease) in cash and cash equivalents	18.5	(1.9)	22.6
Cash and cash equivalents at beginning of year	104.3	106.2	83.6
Cash and cash equivalents at end of year	$122.8	$104.3	$106.2

Supplemental cash flow information:
Interest paid during the year	$81.4	$82.0	$82.4
Income taxes paid during the year, net	$95.1	$204.9	$134.2

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$6.1	$—	$39.2

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Business

We operate a metals service center network of more than 300 locations in 39 states in the U.S. and in 12 other countries (Australia, Belgium, Canada, China, France, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) that provides value‑added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business as a metals service center operator.

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

Accounts Receivable and Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base and various industries into which our products are sold. Trade receivables are typically non‑interest bearing and are initially recorded at cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectability is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral is required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectability of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written-off against the allowance in the period we determine that the receivable is uncollectible. As a result of the above factors, we do not consider ourselves to have any significant concentrations of credit risk.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long‑term debt approximate carrying values due to the short period of time to maturity. Fair values of long‑term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes of $750.0 million and $1.1 billion as of December 31, 2016 and 2015, respectively. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2016 and 2015, were $773.2 million and $1.08 billion, respectively, compared to their carrying values of $743.2 million and $1.09 billion as of the end of each respective fiscal year. These estimated fair values are based on Level 2 inputs.

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

Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We review the recoverability of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognized impairment losses of $14.4 million on our other intangible assets with finite lives in 2015 and $36.4 million and $21.2 million related to our other intangible assets with indefinite lives in 2016 and 2015, respectively. We recognized impairment losses of $16.0 million and $17.7 million for property, plant, and equipment in 2016 and 2015, respectively. See Note 17 – “Impairment and Restructuring Charges” for further discussion of our impairment losses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

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

Shipping and handling charges to our customers are included in Net sales. Costs incurred in connection with shipping and handling our products that are performed by third-party carriers and costs incurred by our personnel are typically included in operating expenses. In 2016, 2015 and 2014, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were $346.2 million, $319.1 million, and $312.6 million, respectively.

Stock‑Based Compensation

All of our stock‑based compensation plans are considered equity plans. We calculate the fair value of stock option awards on the grant date based on the closing market price of our common stock, using a Black‑Scholes option‑pricing model. The fair value of restricted stock grants is determined based on the fair value of our common stock on the grant date. The fair value of stock option and restricted stock awards is expensed on a straight‑line basis over their respective vesting periods, net of forfeitures when they occur. The stock-based compensation expense recorded was $24.4 million, $21.3 million, and $22.8 million in 2016, 2015 and 2014, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 14 – “Commitments and Contingencies” for further discussion on our environmental remediation matters.

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

December 31, 2016

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

Foreign Currencies

The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other income (expense), net caption and amounted to net gains of $1.8 million and $3.1 million in 2016 and 2014, respectively. Gains and losses resulting from foreign currency transactions were insignificant in 2015.

Impact of Recently Issued Accounting Standards—Adopted

Improvements to Employee Share-Based Payment Accounting—In March 2016, the Financial Accounting Standards Board (“FASB”) issued accounting changes intended to improve various aspects of the accounting for share-based payment transactions as part of its simplification initiative. We adopted these changes as of January 1, 2016. The adoption of these changes did not have a material impact on our consolidated financial statements. For further discussion of our adoption of these accounting changes, see Note 12 — “Equity”.

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

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on-balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We have implemented a lease management system and are developing processes necessary to implement these accounting changes. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on equity. We have not yet made any decision with respect to the timing or method of adoption of these accounting changes.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes, which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted after December 15, 2016. We primarily sell our inventories in the “spot market” pursuant to fixed price purchase orders and do not enter into transactions with multiple performance obligations. As such, even though we are evaluating the impact of the adoption of the new standard, we do not expect this standard to have a material impact on our consolidated financial statements. We have not yet made any decision with respect to the timing or method of adoption of these accounting changes.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 2. Acquisitions

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Net sales of Alaska Steel during the period from August 1, 2016 to December 31, 2016 were $8.5 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Net sales of Best Manufacturing during the period from April 1, 2016 to December 31, 2016 were $13.8 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Net sales of Tubular Steel for the year ended December 31, 2016 were $116.0 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

The preliminary allocation of the total purchase price of our 2016 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.5
Accounts receivable	14.1
Inventories	66.6
Property, plant and equipment	62.2
Goodwill	103.4
Intangible assets subject to amortization	77.1
Intangible assets not subject to amortization	38.2
Other current and long-term assets	0.5
Total assets acquired	363.6
Current and long-term debt	6.1
Other current and long-term liabilities	7.3
Total liabilities assumed	13.4
Net assets acquired	$350.2

2014 Acquisitions

On December 1, 2014, we acquired Fox Metals and Alloys, Inc. (“Fox Metals”), a Houston, Texas-based steel distributor specializing in alloy, carbon and stainless steel bar and plate products, primarily servicing original equipment manufacturers (“OEM”s) and machine shops that manufacture or support the manufacturing of equipment for the oil, gas

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

and petrochemical industries. Fox Metals' in-house processing services include saw cutting, plate burning and testing. Net sales of Fox Metals in 2016 were $8.2 million.

On August 1, 2014, we acquired Aluminium Services UK Limited, the parent holding company of All Metal Services (“AMS”). AMS provides comprehensive materials management solutions to aerospace and defense OEMs and their subcontractors on a global basis, supporting customers in more than 40 countries worldwide. AMS offers a broad range of aerospace metals including aluminum, steel, titanium, nickel alloys and aluminum bronze, offering full or cut to size materials. AMS also offers in-house machining and water-jet cutting for more complex requirements. AMS has eight locations in four countries including China, France, Malaysia, and the United Kingdom. Net sales of AMS in 2016 were $268.7 million.

On August 1, 2014, we acquired Northern Illinois Steel Supply Co. (“NIS”), a value-added distributor and fabricator of a variety of steel and non-ferrous metal products, primarily structural steel components and parts, located in Channahon, Illinois. Net sales of NIS in 2016 were $18.7 million.

We funded our 2014 acquisitions with borrowings on our revolving credit facility and cash on hand.

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2016 or 2015, as applicable. The purchase price allocations for the 2016 acquisitions of Alaska Steel and Best Manufacturing are preliminary and are pending the completion of various pre-acquisition income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

As part of the purchase price allocations of the acquisitions completed in 2016 and 2014, $38.2 million and $39.0 million, respectively, were allocated to the trade names acquired. We determined that substantially all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for the 2016 and 2014 acquisitions of $76.8 million and $37.3 million, respectively, with weighted average lives of 15.5 and 13.6 years, respectively. The goodwill arising from our 2016 and 2014 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Tax deductible goodwill from our 2016 and 2014 acquisitions amounted to $103.4 million and $20.3 million, respectively. Total tax deductible goodwill amounted to $662.5 million as of December 31, 2016.

Note 3. Joint Ventures and Noncontrolling Interests

The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when the ownership interest is greater than 50%.

We have two joint venture arrangements with noncontrolling interests: Oregon Feralloy Partners LLC (40%-owned) and Eagle Steel Products, Inc. (45%-owned). These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Other assets caption of the consolidated balance sheets. Equity in earnings of these entities and related distribution of earnings have not been material to our results of operations or cash flows.

Operations that are majority owned by us are as follows: Acero Prime S. de R.L. de C.V. (60%-owned), Feralloy Processing Company (51%-owned), Indiana Pickling and Processing Company (56%-owned), and Valex Corp.’s operations in South Korea, in which Valex Corp. has 95% ownership. The results of these majority‑owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying consolidated statements of income.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the FIFO method is not in excess of realizable value.

Inventories consisted of the following:

	December 31,	December 31,
	2016	2015
	(in millions)
LIFO inventories - cost on the FIFO method	$1,219.0	$1,157.5

LIFO inventory valuation reserve adjustment	51.5	43.0
Lower of cost or market adjustment	(42.6)	(69.1)
Cost on FIFO method lower (higher) than LIFO value	8.9	(26.1)

Inventories - stated on LIFO method	1,227.9	1,131.4
Inventories - stated on FIFO method	304.7	304.6
	$1,532.6	$1,436.0

The lower of cost or market charges in 2016 and 2015 were due to a significant decline in metals pricing that resulted in our LIFO inventory valuation exceeding current replacement cost. In 2016, we also recorded a lower of cost or market charge of $7.6 million relating to certain inventories of a foreign subsidiary that are remeasured into the U.S. dollar.

The changes in the LIFO valuation reserve and impact of LIFO liquidations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
LIFO inventory valuation reserve adjustment (income) charge	$(8.5)	$(186.1)	$54.5
Liquidation of LIFO inventory quantities that increased cost of sales	**	$38.7	**

** Insignificant liquidations of LIFO inventory quantities.

Cost decreases for the majority of our products were the primary cause of the 2016 and 2015 reductions in the LIFO valuation reserve. Cost increases for the majority of our products were the primary cause of the 2014 increase in the LIFO valuation reserve.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 5. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)

Balance at January 1, 2014	$1,691.6
Acquisitions	51.3
Consolidation of a joint venture entity	15.2
Purchase price allocation adjustments	2.1
Sale of business	(17.1)
Effect of foreign currency translation	(6.7)
Balance at December 31, 2014	1,736.4
Acquisitions	0.4
Purchase price allocation adjustments	(0.4)
Effect of foreign currency translation	(11.6)
Balance at December 31, 2015	1,724.8
Acquisitions	103.4
Disposal of businesses	(1.0)
Effect of foreign currency translation	0.2
Balance at December 31, 2016	$1,827.4

All of the goodwill recorded from our 2016 acquisitions is tax deductible.

We had no accumulated impairment losses related to goodwill at December 31, 2016.

Note 6. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2016		December 31, 2015
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$1.1	$(0.6)	$1.3	$(1.0)
Customer lists/relationships	14.6	736.7	(338.9)	659.0	(285.7)
Software – internal use	10.0	8.1	(8.1)	8.1	(7.9)
Other	5.2	6.3	(5.5)	6.3	(5.0)
		752.2	(353.1)	674.7	(299.6)
Intangible assets not subject to amortization:
Trade names		752.2	—	750.3	—
		$1,504.4	$(353.1)	$1,425.0	$(299.6)

Intangible assets recorded in connection with our 2016 acquisitions were $115.3 million (see Note 2 – “Acquisitions”). A total of $38.2 million was allocated to the trade names acquired, which is not subject to amortization.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Impairment losses of $36.4 million related to eight of our trade names were recognized in 2016. Impairment losses of $21.2 million related to five of our trade name intangible assets and $14.4 million related to two of our customer relationship intangible assets were recognized in 2015. See Note 17 – “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $54.1 million, $53.7 million and $56.7 million in 2016, 2015 and 2014, respectively. Foreign currency translation gains related to intangible assets, net in 2016 were $1.1 million.

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2017	50.3
2018	46.0
2019	45.9
2020	45.9
2021	42.0

Note 7. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $46.9 million and $45.8 million as of December 31, 2016 and 2015, respectively.

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

Income earned on all of our life insurance policies is recorded in the Other income (expense), net caption in the accompanying consolidated statements of income (see Note 13 – “Other Income (Expense), net”).

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. We borrowed $51.3 million, $47.9 million and $44.5 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $64.7 million, $60.4 million and $56.0 million in 2016, 2015 and 2014, respectively. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk‑free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

As of December 31, 2016 and 2015, loans and accrued interest outstanding on EMJ’s life insurance policies were $577.6 million and $535.2 million, respectively. There were no borrowings available as of December 31, 2016 and December 31, 2015. Interest expense on borrowings against cash surrender values is included in the Other income (expense), net caption in the accompanying consolidated statements of income (see Note 13 – “Other Income (Expense), net”).

Note 8. Debt

Debt consisted of the following:

	December 31,	December 31,
	2016	2015
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$540.0	$332.0
Unsecured term loan due from January 3, 2017 to September 30, 2021	600.0	398.8
Senior unsecured notes due November 15, 2016	—	350.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	55.0	111.3
Total	1,945.0	1,942.1
Less: unamortized discount and debt issuance costs	(15.8)	(13.4)
Less: amounts due within one year and short-term borrowings	(82.5)	(500.8)
Total long-term debt	$1,846.7	$1,427.9

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at December 31, 2016 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be repaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 2.16% and 1.81% as of December 31, 2016 and December 31, 2015, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 2.02% and 1.67% as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, we had $540.0 million of outstanding borrowings, $62.6 million of letters of credit issued and $897.4 million available for borrowing on the revolving credit facility.

Senior Unsecured Notes

On November 20, 2006, we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, matured and repaid on November 15,

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $64.9 million are in place for operations in Asia and Europe with combined outstanding balances of $44.4 million and $59.9 million as of December 31, 2016 and December 31, 2015, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.6 million and $11.0 million as of December 31, 2016 and December 31, 2015, respectively, and maturities through 2027. Additionally, we assumed mortgage obligations pursuant to our acquisition of a portfolio of real estate properties that we were leasing, which had outstanding balances of $40.4 million as of December 31, 2015. The mortgages, which were secured by the underlying properties, had a fixed interest rate of 6.40% and scheduled amortization payments with a lump sum payment of $39.2 million due October 2016. We repaid all of the mortgage obligations without penalty on July 1, 2016 with borrowings on our revolving credit facility.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Debt Maturities

The following is a summary of aggregate maturities of long‑term debt for each of the next five years and thereafter:

(in millions)
2017	$82.5
2018	38.0
2019	60.6
2020	60.6
2021	945.6
Thereafter	757.7
$1,945.0

Note 9. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2013 and state and local tax examinations before 2012.

Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Federal	$91.1	$129.5	$153.2
State	18.9	21.3	25.2
Foreign	10.6	8.8	9.8
	120.6	159.6	188.2
Deferred:
Federal	3.0	(11.7)	(18.7)
State	1.0	(4.5)	(2.2)
Foreign	(4.5)	(0.9)	2.7
	(0.5)	(17.1)	(18.2)
	$120.1	$142.5	$170.0

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)

U.S.	$411.0	$427.3	$488.5
International	18.2	31.4	57.8
Income before income taxes	$429.2	$458.7	$546.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year Ended December 31,
	2016	2015	2014

Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax effect	3.1	2.0	2.6
Foreign earnings taxed at lower rates	(0.8)	(0.8)	(1.9)
Net effect of life insurance policies	(4.2)	(3.6)	(2.6)
Net effect of changes in unrecognized tax benefits	(4.3)	0.7	0.2
Domestic production activity deduction	(1.7)	(2.0)	(1.7)
Other, net	0.9	(0.2)	(0.5)
Effective tax rate	28.0%	31.1%	31.1%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$77.6	$75.0
Inventory costs capitalized for tax purposes	29.2	27.1
Stock-based compensation	12.0	17.1
Allowance for doubtful accounts	5.3	5.5
Tax credits carryforwards	1.3	1.1
Net operating loss carryforwards	4.7	5.4
Total deferred tax assets	130.1	131.2
Deferred tax liabilities:
Property, plant and equipment, net	(238.6)	(245.5)
Goodwill and other intangible assets	(451.2)	(458.2)
LIFO inventories	(54.1)	(34.0)
Deferred income	(7.1)	(13.4)
Other	(6.0)	(7.2)
Total deferred tax liabilities	(757.0)	(758.3)
Net deferred tax liabilities	$(626.9)	$(627.1)

As of December 31, 2016, we had available state net operating loss carryforwards (“NOL”) of $6.3 million to offset future income taxes expiring in years 2017 through 2036. We believe that it is more likely than not that we will be able to realize these NOL’s within their respective carryforward periods.

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Taxes on Foreign Income

Unremitted earnings of foreign subsidiaries on which no U.S. taxes have been provided were $209.3 million as of December 31, 2016. Our intention is to indefinitely reinvest these earnings outside the United States. It is not practicable to estimate the amount of additional taxes that would be payable upon repatriation of foreign earnings.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Unrecognized Tax Benefits

We are under audit by various state jurisdictions but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Unrecognized tax benefits at January 1	$22.9	$20.2	$19.4
Increases in tax positions for prior years	0.4	0.3	0.3
Decreases in tax positions for prior years	(0.6)	(1.7)	(0.4)
Increases in tax positions for current year	0.1	4.2	3.8
Settlements	(17.6)	(0.1)	(0.1)
Lapses in statutes-of-limitation periods	—	—	(2.8)
Unrecognized tax benefits at December 31	$5.2	$22.9	$20.2

As of December 31, 2016, $5.2 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.7 million and $1.3 million as of December 31, 2016 and 2015, respectively.

Note 10. Stock‑Based Compensation Plans

We grant stock‑based compensation to our employees and directors. At December 31, 2016, an aggregate of 2,000,955 shares were authorized for future grant under our various stock‑based compensation plans, including stock options, restricted stock units, and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. Upon exercises of stock options, vesting of restricted stock units and vesting of restricted shares under all of our stock plans, we issue new shares of Reliance common stock.

Stock Options

Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate
	Option	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(in years)	(in millions)
Outstanding at January 1, 2014	1,937,241	$49.35
Exercised	(593,204)	48.58
Expired or forfeited	(16,625)	52.13
Outstanding at December 31, 2014	1,327,412	49.66
Exercised	(390,606)	48.19
Expired or forfeited	(2,481)	51.96
Outstanding at December 31, 2015	934,325	50.26
Exercised	(753,645)	49.70
Outstanding at December 31, 2016	180,680	$52.61	1.3	$4.9
Exercisable at December 31, 2016	180,680	$52.61	1.3	$4.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

All options outstanding at December 31, 2016 had four-year vesting periods and seven-year terms, with the exception of 54,000 options granted to our non‑employee directors that had one-year vesting periods and ten-year terms.

There were no unvested stock options at December 31, 2016 and 2015.

Proceeds from stock options exercised under all stock option plans in 2016, 2015 and 2014 were $37.5 million, $15.1 million and $28.8 million, respectively. The total intrinsic values of all options exercised in 2016, 2015 and 2014 were $16.3 million, $4.8 million and $13.5 million, respectively.

The tax benefit realized from option exercises during the years ended December 31, 2016, 2015 and 2014 were $14.3 million, $7.6 million and $10.7 million, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2016:

		Options Outstanding		Options Exercisable
		Weighted Average			Weighted Average
		Remaining	Weighted		Exercise
Range of	Outstanding at	Contractual Life	Average	Exercisable at	Price of Options
Exercise Price	December 31, 2016	in Years	Exercise Price	December 31, 2016	Exercisable
$38	12,000	2.4	$38.00	12,000	$38.00
$42 - $45	45,225	1.4	43.68	45,225	43.68
$55 - $56	99,455	1.1	55.73	99,455	55.73
$61 - $67	24,000	0.9	63.81	24,000	63.81
$38 - $67	180,680	1.3	$52.61	180,680	$52.61

Restricted Stock

In 2016, 2015 and 2014, we granted 512,895, 507,760 and 349,380, respectively, restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2016, 2015 and 2014 RSU granted has a service-based condition and cliff vests at December 31, 2018, December 31, 2017 and December 31, 2016, respectively, if the recipient is an employee on those dates. In addition to the service-based condition, 190,175, 185,450, and 136,162 of the RSUs granted in 2016, 2015 and 2014, respectively, also have performance goals and vest only upon the satisfaction of the service-based condition and certain three-year performance targets. In addition to the 2015 RSUs described above, we also granted 10,000 service-based and 40,000 performance-based RSUs to our former CEO as a result of his planned retirement in July 2016 that had a service-based condition and eighteen-month performance targets ended June 30, 2016. The fair value of the 2016, 2015 and 2014 RSUs granted was $69.16 per share, $59.27 per share and $71.15 per share, respectively, determined based on the closing price of our common stock on the grant date.

In 2016, 2015 and 2014, 11,851, 12,719, and 11,830 shares of restricted stock, respectively, were granted to the non‑employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the restricted stock granted in 2016, 2015, and 2014, was $70.88 per share, $66.03 per share, and $70.99 per share, respectively, determined based on the closing price of our common stock on the grant date. The awards include dividend rights and vest immediately upon grant. The recipients are restricted from trading the restricted stock for one year from date of grant.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

In 2016, 2015 and 2014, we made payments of $6.4 million, $4.5 million and $0.5 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation caption of the statement of equity.

A summary of the status of our unvested restricted stock grants and service and performance based RSUs as of December 31, 2016 and changes during the year then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2016	900,410	$63.26
Granted	524,746	69.20
Forfeited	(93,814)	67.90
Vested	(345,802)	67.96
Unvested at December 31, 2016	985,540	$64.34

Unrecognized Compensation Cost

As of December 31, 2016, there was $34.6 million of total unrecognized compensation cost related to unvested stock‑based compensation awards granted under all stock‑based compensation plans. That cost is expected to be recognized over a weighted average period of 1.12 years.

Note 11. Employee Benefits

Employee Stock Ownership Plan

We have a tax-qualified employee stock ownership plan (the “ESOP”) that is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations.

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit‑sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. The Master Plan allows each subsidiary’s Board to determine independently the annual matching percentage and maximum compensation limits or annual profit‑sharing contribution. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year, commencing one year after the employee enters the Master Plan. Other 401(k) and profit‑sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2016.

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

December 31, 2016

owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All of the plans have been frozen to include only existing participants.

Deferred Compensation Plan

In December 2008, a deferred compensation plan was put in place for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance Deferred Compensation Plan as of December 31, 2016 and 2015 was $16.6 million and $16.0 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $15.8 million as of December 31, 2016.

Defined Benefit Plans

We, through certain subsidiaries, maintain qualified defined benefit pension plans for certain of our union employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. Certain of these plans are frozen as of December 31, 2016.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the various SERP’s and Defined Benefit Plans:

	SERP’s		Defined Benefit Plans
	2016	2015	2016	2015
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$49.4	$45.9	$96.3	$100.5
Service cost	1.1	1.0	1.6	1.7
Interest cost	1.6	1.3	3.9	3.7
Actuarial loss (gain)	1.1	2.5	0.6	(7.4)
Benefits paid	(1.3)	(1.3)	(6.1)	(3.4)
Plan amendments	—	—	—	1.2
Plan settlements	(3.4)	—	(0.4)	—
Benefit obligation at end of year	$48.5	$49.4	$95.9	$96.3

Change in plan assets
Fair value of plan assets at beginning of year	N/A	N/A	$70.2	$72.4
Actual return on plan assets	N/A	N/A	3.9	(0.6)
Employer contributions	N/A	N/A	5.5	1.8
Benefits paid	N/A	N/A	(6.3)	(3.4)
Fair value of plan assets at end of year	N/A	N/A	$73.3	$70.2

Funded status
Funded status of the plans	$(48.5)	$(49.4)	$(22.6)	$(26.1)

Items not yet recognized as component of net
periodic pension expense
Unrecognized net actuarial losses	$14.1	$15.3	$25.4	$25.8
Unamortized prior service cost	—	—	2.3	2.7
	$14.1	$15.3	$27.7	$28.5

As of December 31, 2016 and 2015, the following amounts were recognized in the balance sheet:

	SERP’s		Defined Benefit Plans
	2016	2015	2016	2015
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(14.8)	$(4.4)	$—	$—
Noncurrent liabilities	(33.7)	(45.0)	(22.6)	(26.1)
Accumulated other comprehensive loss	14.1	15.3	27.7	28.5
Net amount recognized	$(34.4)	$(34.1)	$5.1	$2.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The accumulated benefit obligation for all SERP’s was $44.2 million and $44.7 million as of December 31, 2016 and 2015, respectively. The accumulated benefit obligation for all defined benefit pension plans was $95.9 million and $96.3 million as of December 31, 2016 and 2015, respectively.

	Year Ended December 31,
	2016	2015
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$95.9	$96.3
Projected benefit obligation	95.9	96.3
Fair value of plan assets	73.3	70.2

Following are the details of net periodic benefit cost related to the SERP’s and Defined Benefit Plans:

	SERP’s			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(in millions)			(in millions)
Service cost	$1.1	$1.0	$0.9	$1.6	$1.7	$1.3
Interest cost	1.6	1.3	1.5	3.9	3.7	3.8
Expected return on plan assets	—	—	—	(4.6)	(5.0)	(5.1)
Curtailment/settlement expense	1.0	—	—	0.1	—	—
Prior service (credit) cost	—	(0.3)	(0.5)	0.3	0.2	0.2
Amortization of net loss	1.4	1.5	0.7	1.5	1.8	0.4
	$5.1	$3.5	$2.6	$2.8	$2.4	$0.6

Assumptions used to determine net periodic benefit cost are detailed below:

	SERP’s			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Weighted average assumptions to determine net cost
Discount rate	3.45%	3.02%	4.07%	4.13%	3.87%	4.70%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.57%	6.59%	7.22%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation are detailed below:

	SERP’s		Defined Benefit Plans
	December 31,		December 31,
	2016	2015	2016	2015
Weighted average assumptions to determine benefit obligations
Discount rate	3.34%	3.42%	3.93%	4.13%
Expected long-term rate of return on plan assets	N/A	N/A	6.57%	6.59%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions to the SERP’s and Defined Benefit Plans during 2017 are expected to be $14.8 million and $3.2 million, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Plan Assets and Investment Policy

The weighted‑average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2016	2015
Plan Assets
Equity securities	58%	56%
Debt securities	38%	38%
Other	4%	6%
Total	100%	100%

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 80%, debt securities 20% to 60% and other assets of 0% to 10%. We establish our estimated long‑term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2016:
Common stock (1)	$23.5	$—	$—	$23.5
U.S. government, state, and agency	—	7.3	—	7.3
Corporate debt securities (2)	—	10.3	—	10.3
Mutual funds (3)	26.3	3.0	—	29.3
Interest and non-interest bearing cash	2.9	—	—	2.9
	$52.7	$20.6	$—	$73.3

December 31, 2015:
Common stock (1)	$24.8	$—	$—	$24.8
U.S. government, state, and agency	—	7.9	—	7.9
Corporate debt securities (2)	—	9.7	—	9.7
Mutual funds (3)	21.1	2.3	—	23.4
Interest and non-interest bearing cash	4.4	—	—	4.4
	$50.3	$19.9	$—	$70.2

(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

(2)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two‑sided markets, benchmark securities, bids, offers, and reference data.

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

Summary Disclosures for All Defined Benefit Plans

The following is a summary of benefit payments under our various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERP’s	Benefit Plans
	(in millions)
2017	$14.8	$4.0
2018	1.2	4.2
2019	1.2	4.5
2020	12.7	4.6
2021	1.1	4.8
2022 – 2026	12.1	27.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2017 are as follows:

		Defined
	SERP’s	Benefit Plans
	(in millions)
Actuarial loss	$1.1	$1.5
Prior service cost	—	0.3
Total	$1.1	$1.8

Supplemental Bonus Plan

In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. In 2005, EMJ had reached a settlement with the U.S. Department of Labor regarding a change in its methodology for annual valuations of its stock while it was a private company, for the purpose of making contributions in stock to its retirement plan. As of December 31, 2016, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 82,354 shares of Reliance common stock totaling $6.6 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the years ended December 31, 2016, 2015 and 2014 amounted to $2.1 million, $(0.2) million and $(1.3) million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance‑sponsored retirement plans was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Master Plan	$22.3	$21.4	$21.5
Other Defined Contribution Plans	8.5	7.9	7.0
Employee Stock Ownership Plan	1.8	1.5	1.8
Deferred Compensation Plan	0.7	0.6	0.6
Supplemental Executive Retirement Plans	5.1	3.5	2.6
Defined Benefit Plans	2.8	2.4	0.6
	$41.2	$37.3	$34.1

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Common Stock

We paid regular quarterly cash dividends on our common stock in 2016 and have done so for the past 57 years. Our Board of Directors increased the quarterly dividend to $0.35 per share from $0.33 per share in February 2014, increased it to $0.40 per share in February 2015 and increased it again in July 2016 to $0.425 per share. In February 2017, the Board further increased the quarterly dividend rate to $0.45 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Share Repurchase Plan

On October 21, 2014, our Board of Directors extended our share repurchase plan to December 31, 2017. On October 20, 2015, our Board of Directors again amended our share repurchase plan increasing by 7,500,000 shares the total number of shares authorized to be repurchased and extending the program through December 31, 2018. We did not repurchase any of our common stock in 2016. In 2015, we repurchased 6,194,641 shares of our common stock at an average cost of $57.39, per share, for a total of $355.5 million, through open market purchases under a plan complying with Rule10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We repurchased 759,800 shares of our common stock at an average cost of $65.80 per share for $50.0 million through open market purchases in 2014. Since initiating the share repurchase plan in 1994 we have purchased approximately 22.1 million shares at an average cost of $30.93 per share. As of December 31, 2016, we had authorization to purchase an additional 8,428,592 shares under our existing share repurchase plan.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2016	$(74.2)	$(25.5)	$(99.7)
Current-year change	(5.7)	0.7	(5.0)
Balance as of December 31, 2016	$(79.9)	$(24.8)	$(104.7)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $14.9 million and $15.6 million as of December 31, 2016 and December 31, 2015, respectively.

See Note 11 – “Employee Benefits” for information regarding reclassification of amounts from accumulated comprehensive loss to net income.

Note 13. Other Income (Expense), net

Significant components of Other income (expense), net are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Investment income from life insurance policies	$60.8	$55.3	$51.3
Interest expense on life insurance policy loans	(62.1)	(57.4)	(52.5)
Gain on acquisition achieved in stages	—	—	11.4
Life insurance policy cost of insurance	(10.9)	(10.1)	(9.2)
Income from life insurance policy redemptions	4.4	4.2	—
Foreign currency transaction gains	1.8	—	3.1
Rental income	2.3	1.9	1.9
Interest income	1.0	1.0	1.4
Equity in earnings of unconsolidated entities	0.7	—	2.2
All other, net	3.2	1.5	1.2
	$1.2	$(3.6)	$10.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 14. Commitments and Contingencies

Lease Commitments

We lease land, buildings and equipment under non‑cancelable operating leases expiring in various years through 2028. Rent expense for leases that contain scheduled rent increases are recorded on a straight‑line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non‑cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2016:

Operating
Leases
(in millions)
2017	$59.3
2018	48.6
2019	36.4
2020	23.9
2021	14.3
Thereafter	14.8
$197.3

Total rental expense amounted to $78.9 million, $80.0 million and $79.3 million in 2016, 2015 and 2014, respectively.

Included in the amounts for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $3.6 million, $5.2 million and $5.5 million in 2016, 2015 and 2014, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2021.

Purchase Commitments

As of December 31, 2016, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long‑term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $124.4 million, with amounts in 2017, 2018 and thereafter being $18.1 million, $15.1 million, and $91.2 million, respectively.

Collective Bargaining Agreements

As of December 31, 2016, approximately 11%, or 1,640, of our total employees are covered by 41 collective bargaining agreements at 52 of our different locations, which expire at various times over the next five years. Approximately 600 of our employees are covered by 21 different collective bargaining agreements that will expire during 2017.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

We believe we are in material compliance with environmental laws and regulations; however, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of our owned or leased properties are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with a certain environmental remediation project related to activities at former manufacturing operations of EMJ, our wholly owned subsidiary, that were sold many years prior to Reliance’s acquisition of EMJ in 2016. Although the potential cleanup costs could be significant, EMJ had maintained insurance policies during the time it owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Matters

In 2014, Reliance and its wholly owned subsidiary Chapel Steel Corp. (“Chapel”) were defendants in an antitrust lawsuit filed in the United States District Court for the Southern District of Texas brought by two former employees who claimed that Reliance, Chapel and the co-defendants engaged in anticompetitive activities. Following a judgment against all the defendants, Reliance and Chapel settled all claims against them relating to this matter for $23.0 million.

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

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$304.3	$311.5	$371.5
Denominator:
Weighted average shares outstanding	72,362,513	74,096,349	77,682,943
Dilutive effect of stock-based awards	758,405	805,715	932,996
Weighted average diluted shares outstanding	73,120,918	74,902,064	78,615,939

Earnings per share attributable to Reliance stockholders:
Diluted	$4.16	$4.16	$4.73
Basic	$4.21	$4.20	$4.78

Potentially dilutive securities whose effect would have been antidilutive were not significant for 2016, 2015, and 2014.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 16. Segment Information

We have one reportable segment, metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2016	2015	2014
Carbon steel	52%	52%	54%
Aluminum	20%	19%	15%
Stainless steel	14%	14%	14%
Alloy	5%	7%	9%
Toll processing	3%	3%	2%
Other	6%	5%	6%
Total	100%	100%	100%

The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2016
Net sales	$7,867.3	$746.1	$8,613.4
Long-lived assets	4,385.2	337.6	4,722.8
Year Ended December 31, 2015
Net sales	8,617.7	732.8	9,350.5
Long-lived assets	4,211.5	355.9	4,567.4
Year Ended December 31, 2014
Net sales	9,801.0	650.6	10,451.6
Long-lived assets	4,327.2	388.3	4,715.5

Note 17. Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $69.1 million and $56.3 million in the years ended December 31, 2016 and 2015, respectively. These charges mainly relate to certain of our energy-related businesses as a result of the impact to our businesses from continued low crude oil prices that reduced drilling activity and the resulting decline in demand for the products we sell to the energy market (oil and gas). Also included are charges relating to the planned closure or sale of certain locations.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2016	2015
	(in millions)
Property, plant and equipment	$16.0	$17.7
Intangible assets, net	36.4	35.6
Total impairment charges	52.4	53.3
Restructuring - cost of sales	12.8	1.6
Restructuring - warehouse, delivery, selling, general and administrative expense	2.9	1.0
Restructuring - depreciation expense	—	0.4
Restructuring - non-operating expense	1.0	—
Total impairment and restructuring charges	$69.1	$56.3

The property, plant and equipment and restructuring – cost of sales charges relate to the planned closure or sale of certain locations where we anticipate losses on disposition of certain real property, machinery and equipment and inventories. The intangible assets, net charge is due to lowered expectations of future profitability of certain of our energy-related businesses.

Note 18. Condensed Consolidating Financial Statements

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 19. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2016 and 2015:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2016:
Net sales	$2,162.7	$2,203.9	$2,185.2	$2,061.6
Cost of sales	1,526.0	1,518.8	1,530.6	1,447.7
Gross profit (1)	636.7	685.1	654.6	613.9
Net income	93.5	102.1	50.6	62.9
Net income attributable to Reliance	92.2	100.9	49.5	61.7
Earnings per share attributable to Reliance stockholders
Diluted	1.27	1.38	0.68	0.84
Basic	1.28	1.39	0.68	0.85

2015:
Net sales	$2,614.4	$2,423.7	$2,286.2	$2,026.2
Cost of sales	1,943.7	1,767.8	1,647.9	1,444.2
Gross profit (1)	670.7	655.9	638.3	582.0
Net income	102.9	91.6	52.8	68.9
Net income attributable to Reliance	101.3	90.2	51.4	68.6
Earnings per common share attributable to Reliance stockholders
Diluted	1.30	1.20	0.69	0.94
Basic	1.31	1.21	0.70	0.96

(1)

Gross profit, calculated as net sales less cost of sales, is a non‑GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first‑stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, are not significant and are excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

Quarterly and year‑to‑date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the years shown elsewhere in this Annual Report on Form 10‑K.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions			Amounts
	Balance at	Charged to			Charged to	Balance at
	Beginning	Costs and			Other	End of
Description	of Period	Expenses	Deductions		Accounts	Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$18.9	$4.6	$5.2	(1)	$—	$18.3
Year Ended December 31, 2015
Allowance for doubtful accounts	$18.3	$4.7	$6.7	(1)	$—	$16.3
Year Ended December 31, 2016
Allowance for doubtful accounts	$16.3	$5.2	$6.5	(1)	$0.3	$15.3

(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2016 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliance Steel & Aluminum Co.:

We have audited Reliance Steel & Aluminum Co.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Reliance Steel & Aluminum Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Reliance Steel & Aluminum Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016 and the financial statement schedule of valuation and qualifying accounts, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ KPMG LLP

Los Angeles, California

February 24, 2017

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2017 (the “Proxy Statement”) are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on this 24th day of February 2017.

RELIANCE STEEL & ALUMINUM CO.
By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer

POWER OF ATTORNEY

The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint Gregg J. Mollins and Karla R. Lewis, or either of them, to act severally as attorneys‑in‑fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys‑in‑fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 24, 2017
Mark V. Kaminski

/s/ Gregg J. Mollins	President and Chief Executive Officer; Director	February 24, 2017
Gregg J. Mollins

/s/ Karla R. Lewis	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 24, 2017
Karla R. Lewis

/s/ Sarah J. Anderson	Director	February 24, 2017
Sarah J. Anderson

/s/ Karen W. Colonias	Director	February 24, 2017
Karen W. Colonias

/s/ John G. Figueroa	Director	February 24, 2017
John G. Figueroa

/s/ Thomas W. Gimbel	Director	February 24, 2017
Thomas W. Gimbel

/s/ David H. Hannah	Director	February 24, 2017
David H. Hannah

/s/ Douglas M. Hayes	Director	February 24, 2017
Douglas M. Hayes

/s/ Robert A. McEvoy	Director	February 24, 2017
Robert A. McEvoy

/s/ Andrew G. Sharkey III	Director	February 24, 2017
Andrew G. Sharkey III

/s/ Douglas W. Stotlar	Director	February 24, 2017
Douglas W. Stotlar

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
3.01	Registrant’s Restated Certificate of Incorporation.(1)
3.02	Registrant’s Amended and Restated Bylaws.(2)
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.(3)
4.01

Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors named therein and Wells Fargo Bank, a National Association and Forms of the Notes and the Exchange Notes under the Indenture.(4)

4.02	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.(5)
4.03	First Supplemental Indenture, dated April 12, 2013, by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.(6)
10.01	Registrant’s Form of Indemnification Agreement for officers and directors.(7)
10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.(8)
10.03	Registrant’s Amended and Restated Directors Stock Option Plan.(9)
10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan and the Forms of agreements related thereto.(10)
10.05	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.(11)
10.06	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.(12)
10.07	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).(13)
10.08	Registrant’s Directors Equity Plan.(14)
10.09	Forms of Restricted Stock Unit Agreements.(15)
10.10

Credit Agreement among the Company, as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A., as Co-Documentation Agents and the other lenders party thereto. (16)

10.11

Form of Third Amended and Restated Credit Agreement dated as of April 4, 2013 by and among the Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the lenders identified therein.(17)

10.12	Registrant’s Amended and Restated 2015 Incentive Award Plan (18)
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24	Power of Attorney.(19)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 1, 2015.

(2)	Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8‑K dated June 1, 2015.

(3)	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8‑K dated February 16, 2016.

(4)	Incorporated by reference from Exhibits 10.01 and 10.02 to Registrant’s Current Report on Form 8‑K dated November 20, 2006.

(5)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8‑K dated April 12, 2013.

(6)	Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8‑K dated April 12, 2013.

(7)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated February 16, 2016.

(8)	Incorporated by reference from Exhibit 10.06 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2005.

(10)	Incorporated by reference from Exhibits 4.1, 4.2 and 4.3 to Registrant’s Registration Statement on Form S‑8 filed on August 4, 2006 as Commission File No. 333‑136290.

(11)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8‑K dated May 15, 2013.

(12)	Incorporated by reference from Exhibit 10.09 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(13)	Incorporated by reference from Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(14)	Incorporated by reference from Appendix A to Registrant’s Proxy Statement for Annual Meeting of Shareholders held May 18, 2011.

(15)	Incorporated by reference from Exhibit 10.01 to Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012.

(16)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated as of October 4, 2016.

(17)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8‑K dated April 4, 2013.

(18)	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated May 27, 2015.

(19)	Set forth on page 86 of this report.