Form 10-Q
period 2017-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2017-05-03
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of May 1, 2017, 72,882,222 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31,	December 31,
	2017	2016*
ASSETS
Current assets:
Cash and cash equivalents	$133.8	$122.8
Accounts receivable, less allowance for doubtful accounts of $17.2 at March 31, 2017 and $15.3 at December 31, 2016	1,147.7	960.2
Inventories	1,680.2	1,532.6
Prepaid expenses and other current assets	63.9	72.9
Total current assets	3,025.6	2,688.5
Property, plant and equipment:
Land	230.0	228.2
Buildings	1,067.9	1,059.2
Machinery and equipment	1,663.7	1,647.3
Accumulated depreciation	(1,310.2)	(1,272.5)
Property, plant and equipment, net	1,651.4	1,662.2

Goodwill	1,829.2	1,827.4
Intangible assets, net	1,138.5	1,151.3
Cash surrender value of life insurance policies, net	44.0	46.9
Other assets	35.7	35.0
Total assets	$7,724.4	$7,411.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$402.4	$302.2
Accrued expenses	94.7	83.7
Accrued compensation and retirement costs	96.5	140.8
Accrued insurance costs	43.5	40.6
Current maturities of long-term debt and short-term borrowings	71.3	82.5
Income taxes payable	57.6	6.2
Total current liabilities	766.0	656.0
Long-term debt	1,951.9	1,846.7
Long-term retirement costs	90.6	89.6
Other long-term liabilities	11.3	13.0
Deferred income taxes	628.6	626.9
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,879,606 at March 31, 2017 and 72,682,793 at December 31, 2016	597.9	590.3
Retained earnings	3,742.0	3,663.2
Accumulated other comprehensive loss	(94.8)	(104.7)
Total Reliance stockholders’ equity	4,245.1	4,148.8
Noncontrolling interests	30.9	30.3
Total equity	4,276.0	4,179.1
Total liabilities and equity	$7,724.4	$7,411.3

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$2,419.3	$2,162.7

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,697.7	1,526.0
Warehouse, delivery, selling, general and administrative	476.2	449.5
Depreciation and amortization	55.2	56.1
	2,229.1	2,031.6

Operating income	190.2	131.1

Other expense:
Interest	(17.3)	(21.7)
Other expense, net	(4.4)	(0.2)
Income before income taxes	168.5	109.2
Income tax provision	55.1	15.7
Net income	113.4	93.5
Less: Net income attributable to noncontrolling interests	1.7	1.3
Net income attributable to Reliance	$111.7	$92.2

Earnings per share attributable to Reliance stockholders:
Diluted	$1.52	$1.27
Basic	$1.53	$1.28

Cash dividends per share	$0.45	$0.40

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2017	2016
Net income	$113.4	$93.5
Other comprehensive income:
Foreign currency translation gain	7.6	15.7
Pension and postretirement benefit adjustments, net of tax	2.3	—
Total other comprehensive income	9.9	15.7
Comprehensive income	123.3	109.2
Less: Comprehensive income attributable to noncontrolling interests	1.7	1.3
Comprehensive income attributable to Reliance	$121.6	$107.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$113.4	$93.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	55.2	56.1
Deferred income tax provision	0.2	2.3
Gain on sales of property, plant and equipment	(3.9)	(0.5)
Stock-based compensation expense	5.5	3.3
Other	4.0	1.0
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(186.7)	(80.3)
Inventories	(146.5)	(29.3)
Prepaid expenses and other assets	9.2	17.0
Accounts payable and other liabilities	128.9	92.3
Net cash (used in) provided by operating activities	(20.7)	155.4

Investing activities:
Purchases of property, plant and equipment	(34.1)	(34.4)
Acquisitions, net of cash acquired	(1.3)	(290.9)
Other	3.4	(6.2)
Net cash used in investing activities	(32.0)	(331.5)

Financing activities:
Net short-term debt repayments	(3.8)	(6.2)
Proceeds from long-term debt borrowings	339.0	399.0
Principal payments on long-term debt	(242.1)	(188.0)
Dividends and dividend equivalents paid	(33.7)	(29.0)
Exercise of stock options	2.8	16.5
Other	(1.8)	(2.6)
Net cash provided by financing activities	60.4	189.7
Effect of exchange rate changes on cash	3.3	2.6
Increase in cash and cash equivalents	11.0	16.2
Cash and cash equivalents at beginning of year	122.8	104.3
Cash and cash equivalents at end of period	$133.8	$120.5

Supplemental cash flow information:
Interest paid during the period	$8.1	$5.1
Income taxes paid during the period, net	$3.0	$5.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the first quarter of 2017 are not necessarily indicative of the results for the full year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting changes to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and to narrow the amounts eligible for capitalization in assets. The amendments require the service cost component be reported in the same line as other compensation costs and the other components of net periodic benefit cost be presented in the income statement outside of operating income. We adopted these changes in the first quarter of 2017 on a retrospective basis. As a result of the adoption, we retrospectively adjusted the presentation of our 2016 first quarter income statement, decreasing Warehouse, delivery, selling, general and administrative expense by $1.3 million and increasing Other expense, net by $1.3 million. The adjustment to the income statement presentation for the first quarter of 2016 was estimated using the components of net periodic benefit cost other than service cost included in Note 11— “Employee Benefits” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We include the components of net periodic benefit cost other than service cost in Other Expense, net in all periods presented. The amendment requiring only the service cost component of net periodic benefit cost to be eligible for capitalization in assets did not impact our asset capitalization policies. The adoption of these changes did not have a material impact on our consolidated financial statements.

Clarifying the Definition of a Business—In January 2017, the FASB issued accounting changes to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The accounting changes provide a screen to determine when a set of assets and activities is not a business. These accounting changes, which will be applied to our future acquisitions, were adopted during the first quarter of 2017. The adoption of these accounting changes will not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Classification of Certain Cash Receipts and Cash Payments—In August 2016, the FASB issued accounting changes that clarifies the presentation and classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing the existing diversity in practice with respect to eight types of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2017, or January 1, 2018 for the Company. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on-balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, or January 1, 2019 for the Company. Early adoption is permitted. We have implemented a lease management system and are developing processes necessary to implement these accounting changes. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our net income or equity. We have not yet made any decision with respect to the timing or method of adoption of these accounting changes.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes, which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt the new guidance on January 1, 2018. We primarily sell our inventories in the “spot market” pursuant to fixed price purchase orders and do not enter into transactions with multiple performance obligations. As such, we do not expect this standard to have a material impact on our consolidated financial statements. During 2017, we will continue to evaluate this standard and update the disclosures on its impact.  We have not yet made any decision with respect to the method of adoption of these accounting changes.

3.  Acquisitions

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales were $3.8 million for the first quarter of 2017.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales were $5.6 million for the first quarter of 2017.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales were $34.1 million for the first quarter of 2017.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

The preliminary allocation of the total purchase price of our 2016 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.5
Accounts receivable	14.1
Inventories	66.6
Property, plant and equipment	62.2
Goodwill	104.7
Intangible assets subject to amortization	77.1
Intangible assets not subject to amortization	38.2
Other current and long-term assets	0.5
Total assets acquired	364.9
Current and long-term debt	6.1
Other current and long-term liabilities	7.3
Total liabilities assumed	13.4
Net assets acquired	$351.5

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of March 31, 2017 and December 31, 2016. The purchase price allocation for the 2016 acquisition of Alaska Steel is preliminary and is pending the completion of various pre-acquisition income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2017	$1,827.4
Acquisition	1.3
Effect of foreign currency translation	0.5
Balance at March 31, 2017	$1,829.2

We had no accumulated impairment losses related to goodwill at March 31, 2017.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2017		December 31, 2016
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$1.1	$(0.7)	$1.1	$(0.6)
Customer lists/relationships	14.6	737.3	(352.3)	736.7	(338.9)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.2	6.3	(5.6)	6.3	(5.5)
		752.8	(366.7)	752.2	(353.1)
Intangible assets not subject to amortization:
Trade names		752.4	—	752.2	—
		$1,505.2	$(366.7)	$1,504.4	$(353.1)

We recognized amortization expense for intangible assets of $13.4 million and $13.6 million for the first quarter of 2017 and 2016, respectively. Foreign currency translation gains related to intangible assets, net, were $0.6 million during the first quarter of 2017.

The following is a summary of estimated aggregate amortization expense for the remaining nine months of 2017 and each of the succeeding five years:

(in millions)
2017 (remaining nine months)	$37.0
2018	46.0
2019	45.9
2020	45.9
2021	42.0
2022	33.9

6.  Debt

Debt consisted of the following:

	March 31,	December 31,
	2017	2016
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$652.0	$540.0
Unsecured term loan due from June 30, 2017 to September 30, 2021	585.0	600.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	51.3	55.0
Total	2,038.3	1,945.0
Less: unamortized discount and debt issuance costs	(15.1)	(15.8)
Less: amounts due within one year and short-term borrowings	(71.3)	(82.5)
Total long-term debt	$1,951.9	$1,846.7

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at March 31, 2017 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 2.21% and 2.16% as of March 31, 2017 and December 31, 2016, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 2.23% and 2.02% as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we had $652.0 million of outstanding borrowings, $62.5 million of letters of credit issued and $785.5 million available for borrowing on the revolving credit facility.

Senior Unsecured Notes

On November 20, 2006, we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, which matured and were repaid on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $65.6 million are in place for operations in Asia and Europe with combined outstanding balances of $40.8 million and $44.4 million as of March 31, 2017 and December 31, 2016, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.5 million and $10.6 million as of March 31, 2017 and December 31, 2016, respectively, and have maturities through 2027.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain an interest coverage ratio and a maximum leverage ratio.

7.  Income Taxes

Our effective income tax rates for the first quarter of 2017 and 2016 were 32.7% and 14.4%, respectively. During the first quarter of 2016, favorable developments occurred toward the resolution of a tax position that was previously uncertain. The re-measurement of that tax position lowered our income tax provision by $17.6 million and our effective income tax rate by 16.1% in the first quarter of 2016. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Common Stock

As of March 31, 2017, we had authorization to purchase a total of approximately 8.4 million shares under our existing share repurchase plan, or about 12% of outstanding shares. There were no share repurchases in the first quarter of 2017. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended
	March 31, 2017
			Weighted Average
	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation(1)	141,508	$4.8
Stock options exercised	55,305	2.8	$49.82
Total	196,813	$7.6

(1)	Stock-based compensation expense reduced by $0.7 million of payments we made to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

Dividends

On April 25, 2017, our Board of Directors declared the 2017 second quarter cash dividend of $0.45 per share. The dividend is payable on June 16, 2017 to stockholders of record as of May 26, 2017.

During the first quarters of 2017 and 2016, we declared and paid a quarterly dividend of $0.45 per share and $0.40 per share, or $32.8 million and $28.9 million in total, respectively. During the first quarters of 2017 and 2016, we paid $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”).

Stock-Based Compensation

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

A summary of the status of our unvested restricted stock grants and service-based and performance-based RSUs as of March 31, 2017 and changes during the quarter then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2017	985,540	$64.34
Granted(1)	446,525	79.60
Vested	(3,939)	61.45
Cancelled	(6,886)	64.31
Unvested at March 31, 2017	1,421,240	$69.15
Shares reserved for future grants (all plans)	1,635,660

(1) 446,525 RSUs, including 169,009 performance-based RSUs.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2017	$(79.9)	$(24.8)	$(104.7)
Current-period change	7.6	2.3	9.9
Balance as of March 31, 2017	$(72.3)	$(22.5)	$(94.8)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $13.5 million and $14.9 million as of March 31, 2017 and December 31, 2016, respectively.

9.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with a certain environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, which were sold many years prior to Reliance’s acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ had maintained insurance policies during the time it owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the related costs. We do not expect that this obligation will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations or financial condition. We maintain general liability insurance against risks arising out of our normal course of business.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$111.7	$92.2
Denominator:
Weighted average shares outstanding	72,841,878	71,929,821
Dilutive effect of stock-based awards	573,487	778,528
Weighted average diluted shares outstanding	73,415,365	72,708,349

Earnings per share attributable to Reliance stockholders:
Diluted	$1.52	$1.27
Basic	$1.53	$1.28

Potentially dilutive securities whose effect would have been antidilutive were not significant for the first quarters of 2017 and 2016.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance.  Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”).  As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  Important risks and uncertainties about our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Overview

We had strong operational execution in the first quarter of 2017 resulting in our highest net income and earnings per share since the first quarter of 2012. Our sales for the first quarter of 2017 were $2.42 billion, up 11.9% from $2.16 billion for the first quarter of 2016. Higher metals pricing, improved demand, and continued focus on increasing levels of value-added processing resulted in a higher gross profit margin during the first quarter of 2017 compared to the first quarter of 2016. Pricing levels were significantly higher in the first quarter of 2017 compared to the first quarter of 2016, especially for carbon (52% of our sales) and stainless steel (14% of our sales) products, which had a favorable impact on our revenues and operating margins. We achieved several operational successes in the first quarter of 2017:

•

Our net income of $111.7 million and earnings per diluted share of $1.52 in the first quarter of 2017 increased 21.1% and 19.7%, respectively, from the first quarter of 2016; representing our highest net income and earnings per diluted share since the first quarter of 2012;

•	Gross profit was $721.6 million, the highest in our history;

•	The first-in, first-out (“FIFO”) gross profit margin remained above 29% for the fifth consecutive quarter;

•	Our operating income of $190.2 million and operating income margin of 7.9% for the first quarter of 2017 were significant improvements from $131.1 million and 6.1% in the first quarter of 2016; and

•	Our inventory turn rate (based on tons) at March 31, 2017 was 4.7 times, achieving our company-wide goal.

Our tons sold increased 2.5% in the first quarter of 2017 compared to the first quarter of 2016, due to slightly improved customer demand levels across many industries, including the energy (oil and gas) market.

Our average selling price per ton sold increased 9.7% in the first quarter of 2017 compared to the first quarter of 2016, mainly for certain carbon and stainless steel products. We attribute the pricing improvement to improved demand and lower imports due to the impact of trade case filings by U.S. steel producers. We believe this stronger pricing environment along with effective inventory management and our investments in value-added processing equipment contributed to our increased gross profit margin during the first quarter of 2017.

Our same-store S,G&A expense as a percent of sales of 19.6% in the first quarter of 2017 decreased from 20.6% in the first quarter of 2016 due to higher metals pricing levels in 2017 that increased our sales.

The higher metal prices and increase in our gross profit margin contributed to the significant increase in our operating income during the first quarter of 2017 compared to the first quarter of 2016.

As a result of the more favorable pricing and demand environment, we used cash flow from operations of $20.7 million in the first quarter of 2017, mainly due to increased working capital requirements. As of March 31, 2017, our net debt-to-total capital ratio was 30.8%, up from 30.3% as of December 31, 2016. We have significant liquidity as of March 31, 2017, with approximately $785.5 million available for borrowing on our revolving credit facility.

We believe that our exposure to diverse end markets, broad product base, and wide geographic footprint will continue to lessen earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales were $3.8 million for the first quarter of 2017.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales were $5.6 million for the first quarter of 2017.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales were $34.1 million for the first quarter of 2017.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth certain income statement data for the first quarter of 2017 and 2016 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$2,419.3	100.0%	$2,162.7	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,697.7	70.2	1,526.0	70.6
Gross profit (1)	721.6	29.8	636.7	29.4
Warehouse, delivery, selling, general and administrative expense ("S,G&A") (2)	476.2	19.7	449.5	20.8
Depreciation expense	41.8	1.7	42.5	2.0
Amortization expense	13.4	0.6	13.6	0.6
Operating income (2)	$190.2	7.9%	$131.1	6.1%

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

(2)

The 2016 amounts have been retrospectively adjusted pursuant to our adoption of accounting changes related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. See Note 2 to the Unaudited Consolidated Financial Statements for further information.

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2017	2016	Change	Change
	(in millions)
Net sales	$2,419.3	$2,162.7	$256.6	11.9%
Net sales, same-store	$2,375.9	$2,132.9	$243.0	11.4%

	Three Months Ended
	March 31,		Tons	Percentage
	2017	2016	Change	Change
	(in thousands)
Tons sold	1,540.4	1,503.0	37.4	2.5%
Tons sold, same-store	1,519.6	1,487.9	31.7	2.1%

	Three Months Ended
	March 31,		Price	Percentage
	2017	2016	Change	Change
Average selling price per ton sold	$1,563	$1,425	$138	9.7%
Average selling price per ton sold, same-store	$1,555	$1,419	$136	9.6%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2016 acquisitions.

Our consolidated sales increased in the first quarter of 2017 compared to the first quarter of 2016 due to both higher tons sold and higher metals prices. Prices for most products we sell, except for alloy products, improved in the first quarter of 2017 compared to the first quarter of 2016. Our same-store average selling price has increased sequentially in the past four quarters. U.S. mill price increases have been supported by increases in raw material costs, including scrap, coupled with multiple trade cases filed in the U.S. that have resulted in reduced levels of imported carbon and stainless steel products.

End markets that continued to perform well for us include automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry demand remained relatively steady at the low levels we experienced in 2016. Non-residential construction demand continued its slow improvement, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Our tons sold to the energy (oil and gas) end market increased in the first quarter of 2017 for the first time since the third quarter of 2014.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the first quarter of 2017 increased 9.6% compared to the first quarter of 2016 given increased mill pricing for most products we sell. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	12.3%	12.3%
Aluminum	2.7%	2.7%
Stainless steel	13.4%	13.4%
Alloy	(3.8)%	(3.9)%

Cost of Sales

	Three Months Ended
	March 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$1,697.7	70.2%	$1,526.0	70.6%	$171.7	11.3%

The increase in cost of sales in the first quarter of 2017 is mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $10.0 million in the first quarter of 2017 compared to no LIFO expense or income in the first quarter of 2016.

Gross Profit

	Three Months Ended
	March 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$721.6	29.8%	$636.7	29.4%	$84.9	13.3%

Our gross profit increased due to higher tons sold and higher metals prices. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Higher metals pricing, improved demand, and continued focus on increasing levels of value-added processing resulted in a higher gross profit margin during the first quarter of 2017 compared to the first quarter of 2016.

Expenses

	Three Months Ended
	March 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$476.2	19.7%	$449.5	20.8%	$26.7	5.9%
S,G&A expense, same-store	$465.8	19.6%	$440.2	20.6%	$25.6	5.8%
Depreciation & amortization expense	$55.2	2.3%	$56.1	2.6%	$(0.9)	(1.6)%

Same-store amounts exclude the results of our 2016 acquisitions.

Our S,G&A expense increased due to increases in certain warehouse and delivery expenses due to improved demand and increases in profit-based compensation, as a result of higher levels of profitability, as well as general inflationary factors. Our S,G&A expense as a percentage of sales decreased mainly due to our higher sales amount, as a result of higher metals pricing.

Operating Income

	Three Months Ended
	March 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating Income	$190.2	7.9%	$131.1	6.1%	$59.1	45.1%

Our operating income was higher in the first quarter of 2017 compared to the first quarter of 2016 due to our gross profit dollars increasing more than S,G&A expense. Our operating income margin increased mainly due to higher metal prices and our improved gross profit margin.

Income Tax Rate

Our effective income tax rates for the first quarter of 2017 and 2016 were 32.7% and 14.4%, respectively. During the first quarter of 2016, favorable developments occurred toward the resolution of a tax position that was previously uncertain. The re-measurement of that tax position lowered our income tax provision by $17.6 million and our effective income tax rate by 16.1% in the first quarter of 2016. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	Three Months Ended
	March 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$111.7	4.6%	$92.2	4.3%	$19.5	21.1%

The increase in our net income and net income as percentage of sales was primarily due to higher operating income and a higher operating income margin somewhat offset by a higher income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $20.7 million in the first quarter of 2017 compared to net cash provided by operating activities of $155.4 million in the first quarter of 2016. Our decreased operating cash flow was due to increased working capital requirements (primarily accounts receivable and inventory less accounts payable) in 2017, offset by increased net income, due to higher metals prices and improved demand. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2017, our days sales outstanding rate was consistent with the December 31, 2016 rate of 42.2 days. Our inventory turn rate (based on tons) during the first quarter of 2017 was approximately 4.7 times (or 2.6 months on hand), compared to 4.9 times (or 2.4 months on hand) in the first quarter of 2016.

Investing Activities

Net cash used in investing activities of $32.0 million in the first quarter of 2017 decreased significantly from $331.5 million in the first quarter of 2016 due to $290.9 million used to fund acquisitions during that quarter. Capital expenditures were $34.1 million in the first quarter of 2017 compared to $34.4 million in the first quarter of 2016. The majority of our 2017 capital expenditures related to organic growth initiatives.

Financing Activities

Net cash provided by financing activities of $60.4 million in the first quarter of 2017 decreased from $189.7 million in the first quarter of 2016 mainly due to borrowings to fund acquisitions during that quarter. Net debt borrowings in the first quarter of 2017 were $93.1 million compared to net debt borrowings of $204.8 million in the first quarter of 2016. We paid dividends and dividend equivalents of $33.7 million during the first quarter of 2017, an increase of $4.7 million from the first quarter of 2016 due to increases in our regular quarterly dividend rate in July 2016 and February 2017.

On April 25, 2017, our Board of Directors declared the 2017 second quarter cash dividend of $0.45 per share. We have increased our dividend 24 times since our IPO in 1994, with the most recent increase of 5.9% from $0.425 per share to $0.45 per share effective in the first quarter of 2017. We have paid regular quarterly dividends to our stockholders for 58 consecutive years.

On October 20, 2015, our Board of Directors increased by 7.5 million shares the number of shares authorized to be repurchased under our share repurchase plan and extended the duration of the plan through December 31, 2018. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. There were no share repurchases in the first quarter of 2017. As of March 31, 2017, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares. We expect to continue evaluating opportunistic repurchases of shares of our common stock in the future.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2017 was $2.04 billion, up from $1.95 billion at December 31, 2016. At March 31, 2017, we had $652.0 million of outstanding borrowings, $62.5 million of letters of credit issued and $785.5 million available for borrowing on our revolving credit facility. As of March 31, 2017, our net debt-to-total capital ratio was 30.8%, up from 30.3% as of December 31, 2016.

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $600.0 million term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be prepaid without penalty.

Revolving credit facilities with a combined credit limit of approximately $65.6 million are in place for operations in Asia and Europe with combined outstanding balances of $40.8 million and $44.4 million as of March 31, 2017 and December 31, 2016, respectively.

Capital Resources

On November 20, 2006, we entered into an indenture (the “2006 Indenture”), for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, which matured and were repaid on November 15, 2016; and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

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

Various industrial revenue bonds had combined outstanding balances of $10.5 million and $10.6 million as of March 31, 2017 and December 31, 2016, respectively, and have maturities through 2027.

As of March 31, 2017, we had $253.4 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended March 31, 2017 was approximately 8.2 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of March 31, 2017, calculated in accordance with the terms of the Credit Agreement, was 33.0% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at March 31, 2017.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2017 and December 31, 2016, we were contingently liable under standby letters of credit in the aggregate amount of $51.8 million and $51.9 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.83 billion at March 31, 2017, or approximately 24% of total assets, or 43% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.14 billion at March 31, 2017, or approximately 15% of total assets, or 27% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements. We do not believe that the new accounting guidance implemented in 2017 changed our critical accounting policies.

New Accounting Guidance

See Note 2 — “Impact of Recently Issued Accounting Guidance” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2016. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 9 —  Commitments and Contingencies to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.

Dated: May 3, 2017	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Furnished herewith.