Form 10-Q
period 2017-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2017-08-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

350 South Grand Avenue, Suite 5100

Los Angeles, California 90071

(Address of principal executive offices, including zip code)

(213) 687-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐  No  ☒

As of July 31, 2017, 72,903,830 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30,	December 31,
	2017	2016*
ASSETS
Current assets:
Cash and cash equivalents	$146.5	$122.8
Accounts receivable, less allowance for doubtful accounts of $17.5 at June 30, 2017 and $15.3 at December 31, 2016	1,177.5	960.2
Inventories	1,751.3	1,532.6
Prepaid expenses and other current assets	69.1	72.9
Total current assets	3,144.4	2,688.5
Property, plant and equipment:
Land	230.2	228.2
Buildings	1,076.2	1,059.2
Machinery and equipment	1,689.4	1,647.3
Accumulated depreciation	(1,347.0)	(1,272.5)
Property, plant and equipment, net	1,648.8	1,662.2

Goodwill	1,831.2	1,827.4
Intangible assets, net	1,126.7	1,151.3
Cash surrender value of life insurance policies, net	41.0	46.9
Other assets	39.1	35.0
Total assets	$7,831.2	$7,411.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$421.2	$302.2
Accrued expenses	88.8	83.7
Accrued compensation and retirement costs	113.0	140.8
Accrued insurance costs	43.2	40.6
Current maturities of long-term debt and short-term borrowings	78.9	82.5
Income taxes payable	2.7	6.2
Total current liabilities	747.8	656.0
Long-term debt	1,990.1	1,846.7
Long-term retirement costs	90.8	89.6
Other long-term liabilities	13.4	13.0
Deferred income taxes	626.8	626.9
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,901,625 at June 30, 2017 and 72,682,793 at December 31, 2016	607.3	590.3
Retained earnings	3,812.2	3,663.2
Accumulated other comprehensive loss	(88.4)	(104.7)
Total Reliance stockholders’ equity	4,331.1	4,148.8
Noncontrolling interests	31.2	30.3
Total equity	4,362.3	4,179.1
Total liabilities and equity	$7,831.2	$7,411.3

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$2,475.2	$2,203.9	$4,894.5	$4,366.6

Costs and expenses:
Cost of sales (exclusive of depreciation
and amortization shown below)	1,773.1	1,518.8	3,470.8	3,044.8
Warehouse, delivery, selling, general and
administrative	475.9	455.2	952.1	904.7
Depreciation and amortization	55.0	55.5	110.2	111.6
	2,304.0	2,029.5	4,533.1	4,061.1

Operating income	171.2	174.4	361.4	305.5

Other expense:
Interest expense	18.5	21.7	35.8	43.4
Other expense, net	0.3	1.1	4.7	1.3
Income before income taxes	152.4	151.6	320.9	260.8
Income tax provision	47.6	49.5	102.7	65.2
Net income	104.8	102.1	218.2	195.6
Less: Net income attributable to noncontrolling interests
interests	1.8	1.2	3.5	2.5
Net income attributable to Reliance	$103.0	$100.9	$214.7	$193.1

Earnings per share attributable to Reliance stockholders:
Diluted	$1.40	$1.38	$2.92	$2.65
Basic	$1.41	$1.39	$2.95	$2.68

Cash dividends per share	$0.45	$0.40	$0.90	$0.80

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$104.8	$102.1	$218.2	$195.6
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6.4	(4.8)	14.0	10.9
Pension and postretirement benefit adjustments, net of tax	—	—	2.3	—
Total other comprehensive income (loss)	6.4	(4.8)	16.3	10.9
Comprehensive income	111.2	97.3	234.5	206.5
Less: Comprehensive income attributable to noncontrolling interests	1.8	1.2	3.5	2.5
Comprehensive income attributable to Reliance	$109.4	$96.1	$231.0	$204.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income	$218.2	$195.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110.2	111.6
Deferred income tax (benefit) provision	(2.1)	1.6
Gain on sales of property, plant and equipment	(3.9)	(0.4)
Stock-based compensation expense	14.9	11.4
Other	5.6	2.5
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(215.4)	(106.2)
Inventories	(216.5)	(126.6)
Prepaid expenses and other assets	1.4	20.7
Accounts payable and other liabilities	102.8	95.0
Net cash provided by operating activities	15.2	205.2

Investing activities:
Purchases of property, plant and equipment	(72.8)	(71.7)
Acquisitions, net of cash acquired	(1.3)	(322.4)
Other	7.2	(1.3)
Net cash used in investing activities	(66.9)	(395.4)

Financing activities:
Net short-term debt borrowings (repayments)	3.3	(13.5)
Proceeds from long-term debt borrowings	541.0	613.0
Principal payments on long-term debt	(406.7)	(365.1)
Dividends and dividend equivalents paid	(66.5)	(58.0)
Exercise of stock options	2.8	30.1
Other	(3.3)	(3.6)
Net cash provided by financing activities	70.6	202.9
Effect of exchange rate changes on cash	4.8	(0.5)
Increase in cash and cash equivalents	23.7	12.2
Cash and cash equivalents at beginning of year	122.8	104.3
Cash and cash equivalents at end of period	$146.5	$116.5

Supplemental cash flow information:
Interest paid during the period	$36.1	$41.3
Income taxes paid during the period, net	$107.1	$58.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting changes to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and to narrow the amounts eligible for capitalization in assets. The amendments require the service cost component of net periodic benefit cost be reported in the same line as other compensation costs and the other components of net periodic benefit cost be presented in the income statement outside of operating income. We adopted these changes in the three months ended March 31, 2017 on a retrospective basis. As a result of the adoption, we retrospectively adjusted the presentation of our income statement for the three-month and six-month periods ended June 30, 2016, decreasing Warehouse, delivery, selling, general and administrative expense by $1.3 million and $2.6 million, respectively, and increasing Other expense, net by $1.3 million and $2.6 million, respectively. The adjustment to the income statement presentation for the 2016 periods was estimated using the components of net periodic benefit cost other than service cost included in Note 11— “Employee Benefits” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We include the components of net periodic benefit cost other than service cost in Other Expense, net in all periods presented. The amendment requiring only the service cost component of net periodic benefit cost to be eligible for capitalization in assets did not impact our asset capitalization policies. The adoption of these changes did not have a material impact on our consolidated financial statements.

Clarifying the Definition of a Business—In January 2017, the FASB issued accounting changes to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The accounting changes provide a framework to determine when a set of assets and activities is not a business. These accounting changes, which will be applied to our future acquisitions, were adopted during the three months ended March 31, 2017. The adoption of these accounting changes will not have a material impact on our consolidated financial statements.

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

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on-balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, or January 1, 2019 for the Company. Early adoption is permitted. We have implemented a lease management system and are developing processes necessary to implement these accounting changes. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our net income or equity. We anticipate adopting this new standard on January 1, 2019 with modified retrospective application, using the available practical expedients. Full retrospective application is prohibited.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes, which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new guidance an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt the new guidance on January 1, 2018 using the modified retrospective method, which requires that we recognize the cumulative effect of initially applying the accounting changes as an adjustment to opening retained earnings on the adoption date. We primarily sell our inventories in the “spot market” pursuant to fixed price purchase orders and do not enter into transactions with multiple performance obligations. As such, we do not expect this standard to have a material impact on our consolidated financial statements. During 2017, we will continue to evaluate this standard and update the disclosures on its impact.

3.  Acquisitions

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales for the six months ended June 30, 2017 were $10.7 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales for the six months ended June 30, 2017 were $10.9 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales for the six months ended June 30, 2017 were $68.7 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

The allocation of the total purchase price of our 2016 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

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

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of June 30, 2017 and December 31, 2016. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2017	$1,827.4
Acquisition	1.3
Effect of foreign currency translation	2.5
Balance at June 30, 2017	$1,831.2

We had no accumulated impairment losses related to goodwill at June 30, 2017.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2017		December 31, 2016
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$1.1	$(0.7)	$1.1	$(0.6)
Customer lists/relationships	14.6	739.0	(366.5)	736.7	(338.9)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.3	6.5	(5.8)	6.3	(5.5)
		754.7	(381.1)	752.2	(353.1)
Intangible assets not subject to amortization:
Trade names		753.1	—	752.2	—
		$1,507.8	$(381.1)	$1,504.4	$(353.1)

We recognized amortization expense for intangible assets of $26.7 million and $27.1 million for the six months ended June 30, 2017 and 2016, respectively. Foreign currency translation gains related to intangible assets, net, were $2.1 million during the six months ended June 30, 2017.

The following is a summary of estimated aggregate amortization expense for the remaining six months of 2017 and each of the succeeding five years:

(in millions)
2017 (remaining six months)	$23.7
2018	46.2
2019	46.0
2020	46.0
2021	42.1
2022	33.9

6.  Debt

Debt consisted of the following:

	June 30,	December 31,
	2017	2016
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$697.0	$540.0
Unsecured term loan due from September 29, 2017 to September 30, 2021	577.5	600.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	59.0	55.0
Total	2,083.5	1,945.0
Less: unamortized discount and debt issuance costs	(14.5)	(15.8)
Less: amounts due within one year and short-term borrowings	(78.9)	(82.5)
Total long-term debt	$1,990.1	$1,846.7

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at June 30, 2017 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 2.48% and 2.16% as of June 30, 2017 and December 31, 2016, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 2.48% and 2.02% as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had $697.0 million of outstanding borrowings, $62.5 million of letters of credit issued and $740.5 million available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $67.9 million are in place for operations in Asia and Europe with combined outstanding balances of $48.4 million and $44.4 million as of June 30, 2017 and December 31, 2016, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.6 million as of June 30, 2017 and December 31, 2016, and have maturities through 2027.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain an interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at June 30, 2017.

7.  Income Taxes

Our effective income tax rates for the three months ended June 30, 2017 and 2016 were 31.2% and 32.7%, respectively. Our effective income tax rates for the six months ended June 30, 2017 and 2016 were 32.0% and 25.0%, respectively. Our 2016 six-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 six-month income tax provision by $17.6 million and our effective income tax rate by 6.7%. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Common Stock

As of June 30, 2017, we had authorization to purchase a total of approximately 8.4 million shares under our existing share repurchase plan, or about 12% of outstanding shares. There were no share repurchases in the six months ended June 30, 2017. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
			Weighted Average			Weighted Average
	Shares	Amount	Exercise Price	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation(1)	20,794	$9.4		162,302	$14.2
Stock options exercised	1,225	—	$55.73	56,530	2.8	$49.95
Total	22,019	$9.4		218,832	$17.0

(1)

The six months ended June 30, 2017 amount is comprised of stock-based compensation expense of $14.9 million reduced by $0.7 million of payments we made to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

Dividends

On July 25, 2017, our Board of Directors declared the 2017 third quarter cash dividend of $0.45 per share. The dividend is payable on September 8, 2017 to stockholders of record as of August 18, 2017.

During the second quarters of 2017 and 2016, we declared and paid quarterly dividends of $0.45 per share and $0.40 per share, or $32.8 million and $29.0 million in total, respectively. During the six months ended June 30, 2017 and 2016, we declared and paid quarterly dividends of $0.90 and $0.80 per share, or $65.6 million and $57.1 million in total, respectively. During the six months ended June 30, 2017 and 2016, we paid $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”).

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based and performance-based RSUs that generally have 3-year vesting periods. The performance-based RSU awards are subject to both service and performance goal criteria. We also make annual grants of restricted stock to the non-employee members of the Board of Directors that include dividend rights and vest immediately upon grant. During the three months ended June 30, 2017, we granted 18,120 shares of restricted stock to the non-employee members of the Board of Directors with a fair value of $71.73 per share. The fair value of the RSUs and restricted stock awards is determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested service-based and performance-based RSUs as of June 30, 2017 and changes during the six-month period then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2017	985,540	$64.34
Granted(1)	446,525	79.60
Vested	(6,029)	61.86
Cancelled	(31,901)	67.40
Unvested at June 30, 2017	1,394,135	$69.17
Shares reserved for future grants (all plans)	1,643,169

(1)	446,525 RSUs, including 169,009 performance-based RSUs.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2017	$(79.9)	$(24.8)	$(104.7)
Current-period change	14.0	2.3	16.3
Balance as of June 30, 2017	$(65.9)	$(22.5)	$(88.4)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $13.5 million and $14.9 million as of June 30, 2017 and December 31, 2016, respectively.

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

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$103.0	$100.9	$214.7	$193.1
Denominator:
Weighted average shares outstanding	72,891,406	72,372,056	72,866,779	72,150,938
Dilutive effect of stock-based awards	609,295	740,752	591,391	759,640
Weighted average diluted shares outstanding	73,500,701	73,112,808	73,458,170	72,910,578

Earnings per share attributable to Reliance stockholders:
Diluted	$1.40	$1.38	$2.92	$2.65
Basic	$1.41	$1.39	$2.95	$2.68

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and six-month periods ended June 30, 2017 and 2016.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements may include, but are not limited to, discussions of our industry, our end markets, our business strategies and our expectations concerning future demand and our results of operations, margins, profitability, impairment charges, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements.

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

Overview

We had strong operational execution in the three-month and six-month periods ended June 30, 2017. Sales for the three-month period ended June 30, 2017 were $2.48 billion, up 12.3% from $2.20 billion in the same period in 2016. During the six months ended June 30, 2017, sales were $4.89 billion, up 12.1% from $4.37 billion in the same period in 2016. Demand was up slightly in the 2017 periods compared to the 2016 periods. Pricing levels were higher in the six months ended June 30, 2017 compared to the same period in 2016, especially for carbon (52% of our sales) and stainless steel (14% of our sales) products, which had a favorable impact on our revenues. We achieved several operational successes in the three-month and six-month periods ended June 30, 2017:

•	Gross profit was $702.1 million in the second quarter of 2017, the second highest quarterly result in our history, following our record $721.6 million set in the first quarter of 2017;

•	Our gross profit margin was 29.8% in the first quarter of 2017 and 28.4% in the second quarter of 2017, both within or above our recently increased range of 27% to 29%; and

•	For the six months ended June 30, 2017, our pre-tax income increased by $60.1 million from $230.8 million to $320.9 million, or 23.0%, compared to the same period in 2016.

Our same-store tons sold increased 1.1% and 1.6% in the three-month and six-month periods ended June 30, 2017, respectively, compared to the same periods in 2016, due to slightly improved customer demand levels across many industries, including the energy (oil and gas) market.

Our same-store average selling price per ton sold in the three-month and six-month periods ended June 30, 2017 increased 11.3% and 10.5%, respectively, compared to the same periods in 2016. Our same-store average selling price per ton sold has increased sequentially in each of the past five quarters, mainly for certain carbon and stainless steel products. Metal prices began to increase in the second quarter of 2016 which we believe was primarily due to improved demand and lower imports resulting from the impact of trade case filings by U.S. steel producers. However, imports increased in the second quarter of 2017 causing some downward pressure on pricing, although prices remain at higher levels than in the 2016 first half.

Our same-store S,G&A expense as a percent of sales of 19.1% and 19.4% in the three-month and six-month periods ended June 30, 2017, respectively, decreased from 20.6% in each of the same 2016 periods mainly due to higher metals pricing levels during the 2017 periods that increased our sales levels.

We generated cash flow from operations of $15.2 million in the six months ended June 30, 2017, down from $205.2 million in the same period of 2016 primarily due to increased working capital requirements from higher metal prices and an improved demand environment. As of June 30, 2017, our net debt-to-total capital ratio was 30.7%, up slightly from 30.3% as of December 31, 2016. We have significant liquidity as of June 30, 2017, with approximately $740.5 million available for borrowing on our revolving credit facility.

We believe that our exposure to diverse end markets, broad product base, and wide geographic footprint will continue to lessen earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales for the six months ended June 30, 2017 were $10.7 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales for the six months ended June 30, 2017 were $10.9 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales for the six months ended June 30, 2017 were $68.7 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2017 and 2016 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,475.2	100.0%	$2,203.9	100.0%	$4,894.5	100.0%	$4,366.6	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,773.1	71.6	1,518.8	68.9	3,470.8	70.9	3,044.8	69.7
Gross profit (1)	702.1	28.4	685.1	31.1	1,423.7	29.1	1,321.8	30.3
Warehouse, delivery, selling, general and administrative expense ("S,G&A") (2)	475.9	19.2	455.2	20.7	952.1	19.5	904.7	20.7
Depreciation expense	41.7	1.7	42.0	1.9	83.5	1.7	84.5	1.9
Amortization expense	13.3	0.5	13.5	0.6	26.7	0.5	27.1	0.6
Operating income (2)	$171.2	6.9%	$174.4	7.9%	$361.4	7.4%	$305.5	7.0%

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

Net Sales

	June 30,		Dollar	Percentage
	2017	2016	Change	Change
	(in millions)
Net sales (three months ended)	$2,475.2	$2,203.9	$271.3	12.3%
Net sales (six months ended)	$4,894.5	$4,366.6	$527.9	12.1%
Net sales, same-store (three months ended)	$2,428.2	$2,168.7	$259.5	12.0%
Net sales, same-store (six months ended)	$4,804.1	$4,301.6	$502.5	11.7%

	June 30,		Tons	Percentage
	2017	2016	Change	Change
	(in thousands)
Tons sold (three months ended)	1,540.3	1,519.4	20.9	1.4%
Tons sold (six months ended)	3,080.7	3,022.4	58.3	1.9%
Tons sold, same-store (three months ended)	1,517.8	1,501.6	16.2	1.1%
Tons sold, same-store (six months ended)	3,037.4	2,989.5	47.9	1.6%

	June 30,		Price	Percentage
	2017	2016	Change	Change
Average selling price per ton sold (three months ended)	$1,600	$1,438	$162	11.3%
Average selling price per ton sold (six months ended)	$1,581	$1,431	$150	10.5%
Average selling price per ton sold, same-store (three months ended)	$1,592	$1,431	$161	11.3%
Average selling price per ton sold, same-store (six months ended)	$1,574	$1,425	$149	10.5%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2016 acquisitions.

Our consolidated sales were higher in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 due to both higher tons sold and higher metals prices. Prices for most products we sell improved in both the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016, except for alloy products, which declined in the six-month period ended June 30, 2017 compared to the same period in 2016. Our same-store average selling price has increased sequentially in each of the past five quarters. U.S. mill price increases have been supported by increases in raw material costs, including scrap, coupled with multiple trade cases filed in the U.S. that have resulted in reduced levels of imported carbon and stainless steel products.

End markets that continued to perform well for us include automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry demand remained relatively steady at the low levels we experienced in 2016. Non-residential construction demand continued its slow improvement, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and gas) end market improved in the six months ended June 30, 2017 compared to the same period in 2016, but remains significantly lower than the recent peak in 2014.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the three-month and six-month periods ended June 30, 2017 increased 11.3% and 10.5%, respectively, from the comparable 2016 periods given increased mill pricing for most products we sell. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	13.4%	13.2%	12.9%	12.7%
Aluminum	4.0%	4.0%	3.3%	3.3%
Stainless steel	15.4%	15.4%	14.4%	14.4%
Alloy	2.5%	2.5%	(0.7)%	(0.8)%

Cost of Sales

	June 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,773.1	71.6%	$1,518.8	68.9%	$254.3	16.7%
Cost of sales (six months ended)	$3,470.8	70.9%	$3,044.8	69.7%	$426.0	14.0%

The increase in cost of sales in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 is mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $10.0 million and $20.0 million in the three-month and six-month periods ended June 30, 2017, respectively, compared to no LIFO expense or income in the same periods in 2016.

Gross Profit

	June 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$702.1	28.4%	$685.1	31.1%	$17.0	2.5%
Gross profit (six months ended)	$1,423.7	29.1%	$1,321.8	30.3%	$101.9	7.7%

Our gross profit increased in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 due to higher tons sold and higher metals prices. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

During the three months ended June 30, 2017, mill prices were pressured, especially for carbon and stainless products, due to a lack of mill price increases during the period and uncertainty in the marketplace surrounding potential restrictions on steel imports, resulting in a competitive pricing environment that lowered our gross profit margin in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016. In periods of rising mill prices, which existed in the second quarter of 2016 and the first quarter of 2017 when multiple mill price increases were announced, we are typically able to expand our gross profit margin as we pass through the higher price to our customers before we receive the higher cost metal in our inventory. Our gross profit margin during the 2017 periods was within or above our recently increased range of 27% to 29%.

Expenses

	June 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$475.9	19.2%	$455.2	20.7%	$20.7	4.5%
S,G&A expense (six months ended)	$952.1	19.5%	$904.7	20.7%	$47.4	5.2%
S,G&A expense, same-store (three months ended)	$465.0	19.1%	$446.3	20.6%	$18.7	4.2%
S,G&A expense, same-store (six months ended)	$930.8	19.4%	$886.5	20.6%	$44.3	5.0%
Depreciation & amortization expense (three months ended)	$55.0	2.2%	$55.5	2.5%	$(0.5)	(0.9)%
Depreciation & amortization expense (six months ended)	$110.2	2.3%	$111.6	2.6%	$(1.4)	(1.3)%

Same-store amounts exclude the results of our 2016 acquisitions.

The increase in our S,G&A expense in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 is primarily due to increases in certain warehouse and delivery expenses due to improved demand and increases in profit-based compensation, as a result of higher levels of profitability, as well as general inflationary factors. The decrease in our S,G&A expense as a percentage of sales over these same periods is due to our higher sales levels, as a result of higher metals pricing.

Operating Income

	June 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating Income (three months ended)	$171.2	6.9%	$174.4	7.9%	$(3.2)	(1.8)%
Operating Income (six months ended)	$361.4	7.4%	$305.5	7.0%	$55.9	18.3%

Our operating income was higher in the six months ended June 30, 2017 compared to the same period in 2016 due primarily to higher gross profit dollars from higher average selling prices. Our operating income margin in the three months ended June 30, 2017 decreased due to the decline in our gross profit margin outweighing the decline in our S,G&A expense as a percentage of sales. Our operating income margin in the six months ended June 30, 2017 increased, as our operating expenses as a percentage of sales declined more than our gross profit margin declined.

Other (Income) Expense

	June 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense (three months ended)	$18.5	0.7%	$21.7	1.0%	$(3.2)	(14.7)%
Interest expense (six months ended)	$35.8	0.7%	$43.4	1.0%	$(7.6)	(17.5)%
Other expense, net (three months ended)	$0.3	—%	$1.1	—%	$(0.8)	(72.7)%
Other expense, net (six months ended)	$4.7	0.1%	$1.3	—%	$3.4	261.5%

Interest expense was lower in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 due to the repayment in November 2016 of $350.0 million of senior unsecured notes bearing interest at the rate of 6.20% per annum with borrowings under our credit agreement that have lower weighted average interest rates.

The increase in Other expense, net in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a loss on pension settlement in the six months-ended June 30, 2017 and foreign exchange losses in the 2017 period compared to foreign exchange gains in the 2016 period.

Income Tax Rate

Our effective income tax rates for the three months ended June 30, 2017 and 2016 were 31.2% and 32.7%, respectively. Our effective income tax rates for the six months ended June 30, 2017 and 2016 were 32.0% and 25.0%, respectively. Our 2016 six-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 six-month income tax provision by $17.6 million and our effective income tax rate by 6.7%. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	June 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$103.0	4.2%	$100.9	4.6%	$2.1	2.1%
Net income attributable to Reliance (six months ended)	$214.7	4.4%	$193.1	4.4%	$21.6	11.2%

The increase in our net income in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher operating income and lower interest expense somewhat offset by a higher effective income tax rate. The decrease in our net income as a percentage of sales in the three months ended June 30, 2017 compared to the same period in 2016 was mainly due to a decline in our operating income margin somewhat offset by a lower effective income tax rate and lower interest expense.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $15.2 million in the six months ended June 30, 2017 compared to net cash provided by operating activities of $205.2 million in the same period in 2016. Our decreased operating cash flow in 2017 compared to 2016 was due to increased working capital requirements (primarily accounts receivable and inventory less accounts payable) due to higher metals prices. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2017, our days sales outstanding rate was 42.3 days compared to 42.2 days at December 31, 2016. Our inventory turn rate (based on tons) during the six months ended June 30, 2017 was approximately 4.6 times (or 2.6 months on hand), compared to 4.7 times (or 2.6 months on hand) in the same period of 2016. Generally, we use cash to increase our working capital in the first half of the year as our working capital levels are typically at their lowest at year end due to seasonal factors. Our effective working capital management and increased net income resulted in generating cash from operations in the 2017 first half even with increased metal prices.

Income taxes paid were $107.1 million in the six months ended June 30, 2017, a significant increase from $58.0 million paid in the six months ended June 30, 2016. The increase is mainly due to higher estimated taxable income for 2017 compared to 2016, extension of time to file payments for the 2016 tax year paid during the six months ended June 30, 2017 and the utilization of tax overpayments for the 2015 tax year that lowered taxes paid in the six months ended June 30, 2016.

Investing Activities

Net cash used in investing activities of $66.9 million in the six months ended June 30, 2017 decreased significantly from $395.4 million in the same period in 2016 due to $322.4 million used to fund acquisitions during the 2016 period. Capital expenditures were $72.8 million for the six months ended June 30, 2017 compared to $71.7 million during the same period in 2016. The majority of both our 2017 and 2016 capital expenditures relate to organic growth initiatives.

Financing Activities

Net cash provided by financing activities of $70.6 million in the six months ended June 30, 2017 decreased from $202.9 million in the same period in 2016 mainly due to net debt borrowings to fund acquisitions during the 2016 period. Net debt borrowings in the six months ended June 30, 2017 were $137.6 million, lower than our net debt borrowings of $234.4 million in the same period in 2016. We paid dividends and dividend equivalents of $66.5 million during the six months ended June 30, 2017, an increase of $8.5 million from the same period in 2016, due to increases in our regular quarterly dividend rate in July 2016 and February 2017.

On July 25, 2017, our Board of Directors declared the 2017 third quarter cash dividend of $0.45 per share. We have increased our dividend 24 times since our IPO in 1994, with the most recent increase of 5.9% from $0.425 per share to $0.45 per share effective in the first quarter of 2017. We have paid regular quarterly dividends to our stockholders for 58 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. There were no share repurchases in the six months ended June 30, 2017. As of June 30, 2017, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares. We expect to continue evaluating opportunistic repurchases of shares of our common stock in the future.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2017 was $2.08 billion, up from $1.95 billion at December 31, 2016. As of June 30, 2017, we had $697.0 million of outstanding borrowings, $62.5 million of letters of credit issued and $740.5 million available for borrowing on the revolving credit facility.

As of June 30, 2017, our net debt-to-total capital ratio was 30.7%, up slightly from 30.3% as of December 31, 2016.

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. We intend to use the credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $600.0 million term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be prepaid without penalty.

Revolving credit facilities with a combined credit limit of approximately $67.9 million are in place for operations in Asia and Europe with combined outstanding balances of $48.4 million and $44.4 million as of June 30, 2017 and December 31, 2016, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $10.6 million as of June 30, 2017 and December 31, 2016, and have maturities through 2027.

As of June 30, 2017, we had $253.5 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The financial covenants require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended June 30, 2017 was approximately 8.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of June 30, 2017, calculated in accordance with the terms of the Credit Agreement, was 33.0% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at June 30, 2017.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2017 and December 31, 2016, we were contingently liable under standby letters of credit in the aggregate amount of $51.8 million and $51.9 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.83 billion at June 30, 2017, or approximately 23% of total assets, or 42% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.13 billion at June 30, 2017, or approximately 14% of total assets, or 26% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to accounts receivable, inventories, income taxes, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2016. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RELIANCE STEEL & ALUMINUM CO.

Dated: August 2, 2017	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Furnished herewith.