Form 10-Q
period 2017-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2017-11-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐  No  ☒

As of October 30, 2017, 72,915,294 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30,	December 31,
	2017	2016*
ASSETS
Current assets:
Cash and cash equivalents	$170.2	$122.8
Accounts receivable, less allowance for doubtful accounts of $17.0 at September 30, 2017 and $15.3 at December 31, 2016	1,166.0	960.2
Inventories	1,772.5	1,532.6
Prepaid expenses and other current assets	60.4	72.9
Total current assets	3,169.1	2,688.5
Property, plant and equipment:
Land	232.8	228.2
Buildings	1,087.1	1,059.2
Machinery and equipment	1,712.2	1,647.3
Accumulated depreciation	(1,381.0)	(1,272.5)
Property, plant and equipment, net	1,651.1	1,662.2

Goodwill	1,834.0	1,827.4
Intangible assets, net	1,116.8	1,151.3
Cash surrender value of life insurance policies, net	36.8	46.9
Other assets	39.1	35.0
Total assets	$7,846.9	$7,411.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$407.2	$302.2
Accrued expenses	103.5	83.7
Accrued compensation and retirement costs	128.5	140.8
Accrued insurance costs	42.6	40.6
Current maturities of long-term debt and short-term borrowings	79.7	82.5
Income taxes payable	19.7	6.2
Total current liabilities	781.2	656.0
Long-term debt	1,896.0	1,846.7
Long-term retirement costs	86.2	89.6
Other long-term liabilities	13.0	13.0
Deferred income taxes	624.6	626.9
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,913,683 at September 30, 2017 and 72,682,793 at December 31, 2016	616.2	590.3
Retained earnings	3,876.6	3,663.2
Accumulated other comprehensive loss	(77.9)	(104.7)
Total Reliance stockholders’ equity	4,414.9	4,148.8
Noncontrolling interests	31.0	30.3
Total equity	4,445.9	4,179.1
Total liabilities and equity	$7,846.9	$7,411.3

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$2,450.1	$2,185.2	$7,344.6	$6,551.8

Costs and expenses:
Cost of sales (exclusive of depreciation
and amortization shown below)	1,764.6	1,530.6	5,235.4	4,575.4
Warehouse, delivery, selling, general and
administrative	470.0	453.0	1,422.1	1,357.7
Depreciation and amortization	54.0	55.1	164.2	166.7
Impairment of long-lived assets	2.8	51.7	2.8	51.7
	2,291.4	2,090.4	6,824.5	6,151.5

Operating income	158.7	94.8	520.1	400.3

Other (income) expense:
Interest expense	19.1	22.2	54.9	65.6
Other (income) expense, net	(2.6)	2.1	2.1	3.4
Income before income taxes	142.2	70.5	463.1	331.3
Income tax provision	43.2	19.9	145.9	85.1
Net income	99.0	50.6	317.2	246.2
Less: Net income attributable to noncontrolling interests
interests	1.7	1.1	5.2	3.6
Net income attributable to Reliance	$97.3	$49.5	$312.0	$242.6

Earnings per share attributable to Reliance stockholders:
Diluted	$1.32	$0.68	$4.24	$3.32
Basic	$1.33	$0.68	$4.28	$3.36

Cash dividends per share	$0.45	$0.425	$1.35	$1.225

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$99.0	$50.6	$317.2	$246.2
Other comprehensive income (loss):
Foreign currency translation gain (loss)	10.5	(3.2)	24.5	7.7
Pension and postretirement benefit adjustments, net of tax	—	—	2.3	—
Total other comprehensive income (loss)	10.5	(3.2)	26.8	7.7
Comprehensive income	109.5	47.4	344.0	253.9
Less: Comprehensive income attributable to noncontrolling interests	1.7	1.1	5.2	3.6
Comprehensive income attributable to Reliance	$107.8	$46.3	$338.8	$250.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$317.2	$246.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	164.2	166.7
Impairment of long-lived assets	2.8	51.7
Deferred income tax (benefit) provision	(4.7)	0.5
Gain on sales of property, plant and equipment	(8.4)	(1.1)
Stock-based compensation expense	23.3	17.8
Other	4.9	5.9
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(202.6)	(112.0)
Inventories	(235.5)	(95.5)
Prepaid expenses and other assets	12.6	35.2
Accounts payable and other liabilities	124.5	72.2
Net cash provided by operating activities	198.3	387.6

Investing activities:
Purchases of property, plant and equipment	(118.1)	(110.6)
Acquisitions, net of cash acquired	(1.3)	(349.0)
Proceeds from sales of property, plant and equipment	14.0	5.7
Other	5.6	(4.1)
Net cash used in investing activities	(99.8)	(458.0)

Financing activities:
Net short-term debt borrowings (repayments)	3.6	(11.9)
Proceeds from long-term debt borrowings	674.0	1,713.0
Principal payments on long-term debt	(634.5)	(1,525.2)
Debt issuance costs	—	(6.8)
Dividends and dividend equivalents paid	(99.3)	(89.5)
Exercise of stock options	3.4	31.3
Other	(5.3)	(4.1)
Net cash (used in) provided by financing activities	(58.1)	106.8
Effect of exchange rate changes on cash	7.0	2.6
Increase in cash and cash equivalents	47.4	39.0
Cash and cash equivalents at beginning of year	122.8	104.3
Cash and cash equivalents at end of period	$170.2	$143.3

Supplemental cash flow information:
Interest paid during the period	$44.2	$47.0
Income taxes paid during the period, net	$135.2	$67.2

Non-cash investing and financing activities:
Debt assumed in connection with acquisition	$—	$6.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the full year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting changes to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and to narrow the amounts eligible for capitalization in assets. The amendments require the service cost component of net periodic benefit cost be reported in the same line as other compensation costs and the other components of net periodic benefit cost be presented in the income statement outside of operating income. We adopted these changes in the three months ended March 31, 2017 on a retrospective basis. As a result of the adoption, we retrospectively adjusted the presentation of our income statement for the three-month and nine-month periods ended September 30, 2016, decreasing Warehouse, delivery, selling, general and administrative expense by $1.3 million and $3.9 million, respectively, and increasing Other (income) expense, net by $1.3 million and $3.9 million, respectively. The adjustment to the income statement presentation for the 2016 periods was estimated using the components of net periodic benefit cost other than service cost included in Note 11— “Employee Benefits” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We include the components of net periodic benefit cost other than service cost in Other (income) expense, net in all periods presented. The amendment requiring only the service cost component of net periodic benefit cost to be eligible for capitalization in assets did not impact our asset capitalization policies. The adoption of these changes did not have a material impact on our consolidated financial statements.

Clarifying the Definition of a Business—In January 2017, the FASB issued accounting changes to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The accounting changes provide a framework to determine when a set of assets and activities is not a business. These accounting changes, which will be applied to our future acquisitions, were adopted during the three months ended March 31, 2017. The adoption of these accounting changes did not have a material impact on our consolidated financial statements.

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

3.  Acquisitions

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy, throughout Alaska. Alaska Steel’s net sales for the nine months ended September 30, 2017 were $17.3 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales for the nine months ended September 30, 2017 were $16.8 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales for the nine months ended September 30, 2017 were $102.5 million.

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

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of September 30, 2017 and December 31, 2016. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2017	$1,827.4
Acquisition	1.3
Effect of foreign currency translation	5.3
Balance at September 30, 2017	$1,834.0

We had no accumulated impairment losses related to goodwill at September 30, 2017.

5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2017		December 31, 2016
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.7	$0.9	$(0.5)	$1.1	$(0.6)
Customer lists/relationships	14.6	741.7	(379.9)	736.7	(338.9)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.4	6.4	(5.8)	6.3	(5.5)
		757.1	(394.3)	752.2	(353.1)
Intangible assets not subject to amortization:
Trade names		754.0	—	752.2	—
		$1,511.1	$(394.3)	$1,504.4	$(353.1)

We recognized amortization expense for intangible assets of $38.9 million and $40.6 million for the nine months ended September 30, 2017 and 2016, respectively. Foreign currency translation gains related to intangible assets, net, were $4.4 million during the nine months ended September 30, 2017.

The following is a summary of estimated aggregate amortization expense for the remaining three months of 2017 and each of the succeeding five years:

(in millions)
2017 (remaining three months)	$11.6
2018	46.3
2019	46.2
2020	46.2
2021	42.2
2022	34.0

6.  Debt

Debt consisted of the following:

	September 30,	December 31,
	2017	2016
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$610.0	$540.0
Unsecured term loan due from December 29, 2017 to September 30, 2021	570.0	600.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	59.5	55.0
Total	1,989.5	1,945.0
Less: unamortized discount and debt issuance costs	(13.8)	(15.8)
Less: amounts due within one year and short-term borrowings	(79.7)	(82.5)
Total long-term debt	$1,896.0	$1,846.7

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at September 30, 2017 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 2.49% and 2.16% as of September 30, 2017 and December 31, 2016, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 2.49% and 2.02% as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had $610.0 million of outstanding borrowings, $63.0 million of letters of credit issued and $827.0 million available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $69.8 million are in place for operations in Asia and Europe with combined outstanding balances of $49.2 million and $44.4 million as of September 30, 2017 and December 31, 2016, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.3 million as of September 30, 2017 and $10.6 million as of December 31, 2016, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial statement covenants that require us to maintain an interest coverage ratio and a maximum leverage ratio.

7.  Income Taxes

Our effective income tax rates for the three months ended September 30, 2017 and 2016 were 30.4% and 28.2%, respectively. Our effective income tax rates for the nine months ended September 30, 2017 and 2016 were 31.5% and 25.7%, respectively. Our 2016 nine-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 nine-month income tax provision by $17.6 million and our effective income tax rate by 5.3 percentage points. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

8.  Equity

Common Stock

As of September 30, 2017, we had authorization to purchase a total of approximately 8.4 million shares under our existing share repurchase plan, or about 12% of outstanding shares. There were no share repurchases in the nine months ended September 30, 2017. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
			Weighted Average			Weighted Average
	Shares	Amount	Exercise Price	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation(1)	2,133	$8.4		164,435	$22.5
Stock options exercised	9,925	0.5	$55.73	66,455	3.4	$50.81
Total	12,058	$8.9		230,890	$25.9

(1)

The nine months ended September 30, 2017 amount is comprised of stock-based compensation expense of $23.3 million reduced by $0.8 million of payments we made to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

Dividends

On October 24, 2017, our Board of Directors declared the 2017 fourth quarter cash dividend of $0.45 per share. The dividend is payable on December 8, 2017 to stockholders of record as of November 17, 2017.

During the third quarters of 2017 and 2016, we declared and paid quarterly dividends of $0.45 and $0.425 per share, or $32.8 million and $31.5 million in total, respectively. During the nine months ended September 30, 2017 and 2016, we declared and paid quarterly dividends of $1.35 and $1.225 per share, or $98.4 million and $88.6 million in total, respectively. During the nine months ended September 30, 2017 and 2016, we paid $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”).

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

A summary of the status of our unvested service-based and performance-based RSUs as of September 30, 2017 and changes during the nine-month period then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2017	985,540	$64.34
Granted(1)	446,525	79.60
Vested	(8,159)	62.49
Cancelled	(38,274)	67.84
Unvested at September 30, 2017	1,385,632	$69.18
Shares reserved for future grants (all plans)	1,650,458

(1)	446,525 RSUs, including 169,009 performance-based RSUs.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2017	$(79.9)	$(24.8)	$(104.7)
Current-period change	24.5	2.3	26.8
Balance as of September 30, 2017	$(55.4)	$(22.5)	$(77.9)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. Pension and postretirement benefit adjustments are net of taxes of $13.5 million and $14.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise out of our normal course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations, financial condition or cash flows. We maintain general liability insurance against risks arising out of our normal course of business.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$97.3	$49.5	$312.0	$242.6
Denominator:
Weighted average shares outstanding	72,908,979	72,542,873	72,881,000	72,282,537
Dilutive effect of stock-based awards	708,500	737,924	630,427	752,401
Weighted average diluted shares outstanding	73,617,479	73,280,797	73,511,427	73,034,938

Earnings per share attributable to Reliance stockholders:
Diluted	$1.32	$0.68	$4.24	$3.32
Basic	$1.33	$0.68	$4.28	$3.36

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and nine-month periods ended September 30, 2017 and 2016.

11.  Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $2.1 million and $2.4 million in the three months and nine months ended September 30, 2017, respectively, compared to $67.3 million in the comparable 2016 periods. The 2016 charges mainly related to certain of our energy-related businesses as a result of the impact to our business from continued low crude oil prices that reduced drilling activity and the resulting decline in demand for the products we sell to the energy market (oil and gas).

The impairment and restructuring charges (credits) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Property, plant and equipment	$2.8	$15.3	$2.8	$15.3
Intangible assets, net	—	36.4	—	36.4
Total impairment charges	2.8	51.7	2.8	51.7
Restructuring––cost of sales	—	11.7	(0.2)	11.7
Restructuring––warehouse, delivery, selling, general and administrative expense	(0.7)	2.9	(0.2)	2.9
Restructuring––non-operating expense	—	1.0	—	1.0
Total impairment and restructuring charges	$2.1	$67.3	$2.4	$67.3

12.  Subsequent Events

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar producers and consumer electronics manufacturers. The acquisition was funded with borrowings on our revolving credit facility. For the year ended December 31, 2016, Ferguson’s net sales were approximately $31.0 million.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”). As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Important risks and uncertainties about our business can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Overview

We had strong operational execution in the three-month and nine-month periods ended September 30, 2017. Sales for the three-month period ended September 30, 2017 were $2.45 billion, up 12.1% from $2.19 billion in the same period in 2016. During the nine months ended September 30, 2017, sales were $7.34 billion, up 12.1% from $6.55 billion in the same period in 2016. Both pricing and demand levels improved from 2016. Pricing levels were higher in the nine months ended September 30, 2017 compared to the same period in 2016, especially for carbon (52% of our sales) and stainless steel (14% of our sales) products, which had a favorable impact on our revenues. We achieved several operational successes in the three-month and nine-month periods ended September 30, 2017:

•	Gross profit was $685.5 million in the third quarter of 2017, the third highest quarterly result in our history, trailing only the first and second quarters of 2017;

•	Our gross profit margin in each of the first three quarters of 2017 was within or above our target range of 27% to 29%; and

•	Our earnings per diluted share of $1.32 in the third quarter of 2017 was the highest third quarter result since September 2008.

Our tons sold increased 5.3% and 3.0% in the three-month and nine-month periods ended September 30, 2017, respectively, compared to the same periods in 2016, exceeding or meeting the industry increases reported by the Metals Service Center Institute (“MSCI”) of 1.6% and 3.0%, respectively, during the same periods. We believe our strong performance is attributable to our focus on small orders requiring high levels of quality and service on a just-in-time basis, as well as our significant investments in value-added processing equipment over the past few years.

Our same-store average selling price per ton sold in the three-month and nine-month periods ended September 30, 2017 increased 6.8% and 9.3%, respectively, compared to the same periods in 2016. Our same-store average selling price per ton sold has increased sequentially in each of the past six quarters, mainly for certain carbon and stainless steel products. Metal prices began to increase in the second quarter of 2016 which we believe was primarily due to improved demand and increased raw material costs.

Our same-store S,G&A expense as a percent of sales of 19.1% and 19.3% in the three-month and nine-month periods ended September 30, 2017, respectively, decreased from 20.6% in each of the same 2016 periods mainly due to higher metals pricing levels and effective expense control during the 2017 periods that increased our sales levels.

We generated cash flow from operations of $198.3 million in the nine months ended September 30, 2017, down from $387.6 million in the same period of 2016 primarily due to increased working capital requirements from higher metal prices and an improved demand environment in 2017. As of September 30, 2017, our net debt-to-total capital ratio was 29.0%, down from 30.3% as of December 31, 2016. We believe we have sufficient liquidity as of September 30, 2017, with approximately $827.0 million available for borrowing on our revolving credit facility.

We believe that our exposure to diverse end markets, broad product base, and wide geographic footprint will continue to lessen earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies.

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar producers and consumer electronics manufacturers. The acquisition was funded with borrowings on our revolving credit facility. For the year ended December 31, 2016, Ferguson’s net sales were approximately $31.0 million.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy, throughout Alaska. Alaska Steel’s net sales for the nine months ended September 30, 2017 were $17.3 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales for the nine months ended September 30, 2017 were $16.8 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales for the nine months ended September 30, 2017 were $102.5 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months and Nine Months Ended September 30, 2017 Compared to Three Months and Nine Months Ended September 30, 2016

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2017 and 2016 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,450.1	100.0%	$2,185.2	100.0%	$7,344.6	100.0%	$6,551.8	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below) (1)	1,764.6	72.0	1,530.6	70.0	5,235.4	71.3	4,575.4	69.8
Gross profit (2)	685.5	28.0	654.6	30.0	2,109.2	28.7	1,976.4	30.2
Warehouse, delivery, selling, general and administrative expense ("S,G&A") (3) (4)	470.0	19.2	453.0	20.7	1,422.1	19.4	1,357.7	20.7
Depreciation expense	41.8	1.7	41.6	1.9	125.3	1.7	126.1	1.9
Amortization expense	12.2	0.5	13.5	0.6	38.9	0.5	40.6	0.6
Impairment of long-lived assets (5)	2.8	0.1	51.7	2.4	2.8	—	51.7	0.8
Operating income (3)	$158.7	6.5%	$94.8	4.3%	$520.1	7.1%	$400.3	6.1%

(1)

Cost of sales includes $11.7 million of inventory-related restructuring charges relating to the planned closure or sale of certain locations in the three months and nine months ended September 30, 2016.

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

(4)	S,G&A expense includes $4.6 million and $8.1 million of gains related to the sale of non-core machinery and equipment in the three months and nine months ended September 30, 2017, respectively.

(5)

Impairment of long-lived assets includes $2.8 million related to property, plant and equipment for the three months and nine months ended September 30, 2017. The three months and nine months ended September 30, 2016 include $15.3 million related to property, plant and equipment and $36.4 million related to intangible assets. See Expenses for further discussion.

Net Sales

	September 30,		Dollar	Percentage
	2017	2016	Change	Change
	(in millions)
Net sales (three months ended)	$2,450.1	$2,185.2	$264.9	12.1%
Net sales (nine months ended)	$7,344.6	$6,551.8	$792.8	12.1%
Net sales, same-store (three months ended)	$2,403.9	$2,147.1	$256.8	12.0%
Net sales, same-store (nine months ended)	$7,208.0	$6,448.7	$759.3	11.8%

	September 30,		Tons	Percentage
	2017	2016	Change	Change
	(in thousands)
Tons sold (three months ended)	1,521.7	1,445.5	76.2	5.3%
Tons sold (nine months ended)	4,602.4	4,467.9	134.5	3.0%
Tons sold, same-store (three months ended)	1,500.1	1,426.3	73.8	5.2%
Tons sold, same-store (nine months ended)	4,537.5	4,415.8	121.7	2.8%

	September 30,		Price	Percentage
	2017	2016	Change	Change
Average selling price per ton sold (three months ended)	$1,603	$1,501	$102	6.8%
Average selling price per ton sold (nine months ended)	$1,588	$1,454	$134	9.2%
Average selling price per ton sold, same-store (three months ended)	$1,595	$1,494	$101	6.8%
Average selling price per ton sold, same-store (nine months ended)	$1,581	$1,447	$134	9.3%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2016 acquisitions.

Our consolidated sales were higher in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 due to both higher tons sold and higher metals prices. Prices for most products we sell improved in both the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016. Our same-store average selling price has increased sequentially in each of the past six quarters. U.S. mill price increases have been supported by increases in raw material costs, including scrap.

The automotive (primarily through our toll operations in the U.S. and Mexico) and aerospace end markets continued to perform well for us in the first nine months of 2017. Heavy industry demand remained relatively steady at the low levels we experienced in 2016. Non-residential construction demand, including infrastructure, continued its slow improvement, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and gas) end market improved in the nine months ended September 30, 2017 compared to the same period in 2016, but remains significantly lower than the recent peak in 2014. For the three-month and nine-month periods ended September 30, 2017, our tons sold increased 5.3% and 3.0%, respectively, from the comparable 2016 periods, exceeding or meeting the industry increases reported by the MSCI of 1.6% and 3.0%, respectively, during the same periods.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the three-month and nine-month periods ended September 30, 2017 increased 6.8% and 9.3%, respectively, from the comparable 2016 periods given increased mill pricing for most products we sell. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	6.6%	6.6%	10.7%	10.6%
Aluminum	4.0%	4.0%	3.6%	3.6%
Stainless steel	8.9%	8.9%	12.5%	12.5%
Alloy	6.5%	6.5%	1.6%	1.5%

Cost of Sales

	September 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,764.6	72.0%	$1,530.6	70.0%	$234.0	15.3%
Cost of sales (nine months ended)	$5,235.4	71.3%	$4,575.4	69.8%	$660.0	14.4%

The increase in cost of sales in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 is mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales included $11.7 million of inventory-related restructuring charges relating to the planned closure or sale of certain locations in the three months and nine months ended September 30, 2016.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $6.3 million and $26.3 million in the three-month and nine-month periods ended September 30, 2017, respectively, compared to credits, or income, of $11.3 million in the three-month and nine-month periods ended September 30, 2016.

Gross Profit

	September 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$685.5	28.0%	$654.6	30.0%	$30.9	4.7%
Gross profit (nine months ended)	$2,109.2	28.7%	$1,976.4	30.2%	$132.8	6.7%

Our gross profit increased in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 due to higher tons sold and higher metals prices. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in the three-month and nine-month periods ended September 30, 2016 benefited from a rising metals price environment during which we were able to pass higher prices on to our customers before we received the higher cost metal in our inventory. The pricing environment was more stable in the three months and nine months ended September 30, 2017 compared to the same periods in 2016. Our gross profit margin for the three month and nine month periods ended September 30, 2017 was within our target range of 27% to 29%. Our third quarter of 2017 gross profit of $685.5 million was the third highest in our history, trailing only the first and second quarters of 2017.

Expenses

	September 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$470.0	19.2%	$453.0	20.7%	$17.0	3.8%
S,G&A expense (nine months ended)	$1,422.1	19.4%	$1,357.7	20.7%	$64.4	4.7%
S,G&A expense, same-store (three months ended)	$459.1	19.1%	$443.0	20.6%	$16.1	3.6%
S,G&A expense, same-store (nine months ended)	$1,389.9	19.3%	$1,329.5	20.6%	$60.4	4.5%
Depreciation & amortization expense (three months ended)	$54.0	2.2%	$55.1	2.5%	$(1.1)	(2.0)%
Depreciation & amortization expense (nine months ended)	$164.2	2.2%	$166.7	2.5%	$(2.5)	(1.5)%
Impairment of long-lived assets (three months ended)	$2.8	0.1%	$51.7	2.4%	$(48.9)	(94.6)%
Impairment of long-lived assets (nine months ended)	$2.8	0.0%	$51.7	0.8%	$(48.9)	(94.6)%

Same-store amounts exclude the results of our 2016 acquisitions.

The increase in our S,G&A expense in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 is primarily due to increases in certain warehouse and delivery expenses due to improved demand and increases in profit-based incentive compensation, as a result of higher levels of profitability, as well as general inflationary factors. The decrease in our S,G&A expense as a percentage of sales over these same periods is due to our higher sales levels, as a result of higher metals pricing.

S,G&A expense includes $4.6 million and $8.1 million of gains related to the sale of non-core machinery and equipment in the three months and nine months ended September 30, 2017.

We recorded a $2.8 million charge for impairment of long-lived assets in the three-month and nine-month periods ended September 30, 2017 compared to a $51.7 million charge in the comparable 2016 periods. The 2016 charge mainly related to certain of our energy-related businesses as a result of low crude oil prices resulting in a significant decline in the demand for the products we sell to the energy (oil and gas) market. See Note 11 of the Notes to the Unaudited Consolidated Financial Statements for further information on our impairment charges.

Operating Income

	September 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$158.7	6.5%	$94.8	4.3%	$63.9	67.4%
Operating income (nine months ended)	$520.1	7.1%	$400.3	6.1%	$119.8	29.9%

Our operating income was higher in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 primarily due to higher gross profit dollars from both higher tons sold and higher average selling prices and lower impairment and restructuring charges. Our operating income margin in the three-month and nine-month periods ended September 30, 2017 increased due to the decline in our S,G&A expense and impairment and restructuring charges as a percentage of sales outweighing the decline in our gross profit margin.

Other (Income) Expense

	September 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense (three months ended)	$19.1	0.8%	$22.2	1.0%	$(3.1)	(14.0)%
Interest expense (nine months ended)	$54.9	0.7%	$65.6	1.0%	$(10.7)	(16.3)%
Other (income) expense, net (three months ended)	$(2.6)	(0.1)%	$2.1	0.1%	$(4.7)	(223.8)%
Other expense, net (nine months ended)	$2.1	0.0%	$3.4	0.1%	$(1.3)	(38.2)%

Interest expense was lower in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 due to the repayment in November 2016 of $350.0 million in aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum with borrowings under our credit agreement that have lower weighted average interest rates.

The change in Other (income) expense, net in the three-month period ended September 30, 2017 compared to the same period in 2016 was primarily due to higher investment returns on our life insurance assets and foreign exchange gains in the 2017 period compared to foreign exchange losses in the 2016 period.

Income Tax Rate

Our effective income tax rates for the three months ended September 30, 2017 and 2016 were 30.4% and 28.2%, respectively. Our effective income tax rates for the nine months ended September 30, 2017 and 2016 were 31.5% and 25.7%, respectively. Our 2016 nine-month period effective income tax rate was favorably impacted by the resolution of a tax position that was previously uncertain, which lowered our 2016 nine-month income tax provision by $17.6 million and our effective income tax rate by 5.3 percentage points. Other permanent items that lowered our effective income tax rates from the federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%.

Net Income

	September 30,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$97.3	4.0%	$49.5	2.3%	$47.8	96.6%
Net income attributable to Reliance (nine months ended)	$312.0	4.2%	$242.6	3.7%	$69.4	28.6%

The increases in our net income and net income as a percentage of sales in the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 were primarily due to increases in operating income and operating income margin, resulting from higher gross profit dollars and lower impairment and restructuring charges, and lower interest expense partially offset by a higher effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $198.3 million in the nine months ended September 30, 2017 compared to $387.6 million in the same period in 2016. Our decreased operating cash flow in 2017 compared to 2016 was due to increased working capital requirements (primarily accounts receivable and inventory less accounts payable) due to higher metals prices and increased shipping volumes. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2017, our days sales outstanding rate was 42.2 days, consistent with our days sales outstanding rate at December 31, 2016. Our inventory turn rate (based on tons) during the nine months ended September 30, 2017 was approximately 4.5 times (or 2.7 months on hand), compared to 4.6 times (or 2.6 months on hand) in the same period of 2016.

Income taxes paid were $135.2 million in the nine months ended September 30, 2017, a significant increase from $67.2 million paid in the nine months ended September 30, 2016. The increase is mainly due to higher estimated taxable income for 2017 compared to 2016, extension of time to file payments for the 2016 tax year paid during the nine months ended September 30, 2017 and the utilization of tax overpayments for the 2015 tax year that lowered taxes paid in the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities of $99.8 million in the nine months ended September 30, 2017 decreased significantly from $458.0 million in the same period in 2016 due to $349.0 million used to fund acquisitions during the 2016 period. Capital expenditures were $118.1 million for the nine months ended September 30, 2017 compared to $110.6 million during the same period in 2016. The majority of both our 2017 and 2016 capital expenditures relate to organic growth initiatives.

Financing Activities

Net cash used in financing activities of $58.1 million in the nine months ended September 30, 2017 changed from $106.8 million net cash provided by financing activities in the nine months ended September 30, 2016 mainly due to net debt borrowings to fund acquisitions during the 2016 period. Net debt borrowings in the nine months ended September 30, 2017 were $43.1 million, lower than our net debt borrowings of $175.9 million in the same period in 2016. We paid dividends and dividend equivalents of $99.3 million during the nine months ended September 30, 2017, an increase of $9.8 million from the same period in 2016, mainly due to increases in our regular quarterly dividend rate in July 2016 and February 2017.

On October 24, 2017, our Board of Directors declared the 2017 fourth quarter cash dividend of $0.45 per share. We have increased our dividend 24 times since our IPO in 1994, with the most recent increase of 5.9% from $0.425 per share to $0.45 per share effective in the first quarter of 2017. We have paid regular quarterly dividends to our stockholders for 58 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.1 million shares at an average cost of $30.93 per share. There were no share repurchases in the nine months ended September 30, 2017. As of September 30, 2017, we had authorization under the plan to purchase approximately 8.4 million shares, or about 12% of our current outstanding shares. We expect to continue evaluating opportunistic repurchases of shares of our common stock in the future.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2017 was $1.99 billion, up from $1.95 billion at December 31, 2016. As of September 30, 2017, we had $610.0 million of outstanding borrowings, $63.0 million of letters of credit issued and $827.0 million available for borrowing on the revolving credit facility.

As of September 30, 2017, our net debt-to-total capital ratio was 29.0%, down from 30.3% as of December 31, 2016. Our acquisition of Ferguson on October 2, 2017, funded with borrowings on our revolving credit facility, did not significantly impact our net debt-to-total capital ratio.

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

Revolving credit facilities with a combined credit limit of approximately $69.8 million are in place for operations in Asia and Europe with combined outstanding balances of $49.2 million and $44.4 million as of September 30, 2017 and December 31, 2016, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $10.3 million as of September 30, 2017 and $10.6 million as of December 31, 2016, and have maturities through 2027.

As of September 30, 2017, we had $246.4 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial statement covenants that require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended September 30, 2017 was approximately 8.9 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of September 30, 2017, calculated in accordance with the terms of the Credit Agreement, was 31.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2017 and December 31, 2016, we were contingently liable under standby letters of credit in the aggregate amount of $52.6 million and $51.9 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.83 billion at September 30, 2017, or approximately 23% of total assets, or 42% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.12 billion at September 30, 2017, or approximately 14% of total assets, or 25% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

Exhibit No.	Description

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: November 1, 2017	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)