Form 10-K
period 2017-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2018-02-28
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

(Address and telephone number, including area code, of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☐               Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2017 was approximately $5,140,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by Directors and Officers would be deemed to be stock held by affiliates. As of February 23, 2018, 72,830,040 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10‑K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10‑K and the information incorporated by reference contain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward‑looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metals pricing and our results of operations, margins, profitability, impairment charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward‑looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward‑looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10‑K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors may affect the accuracy of our forward-looking information. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events and results of operations may vary materially.

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

ii

PART I

Item 1.  Business

We are the largest metals service center company in North America (U.S. and Canada). Our network of metals service centers operates more than 300 locations in 40 states in the U.S. and in 13 other countries (Australia, Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom). Through this network, we provide metals processing services, or first-stage processing, and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. We focus on small orders with quick turnaround and increasing levels of value-added processing. In 2017, our average order size was $1,740, approximately 48% of our orders included value-added processing and approximately 40% of our orders were delivered within 24 hours from receipt of the order. Many of our metals service centers process and distribute only specialty metals. We have grown our international presence selectively to support the globalization of our customers. We generated net sales of $9.72 billion in 2017 and net income attributable to Reliance of $613.4 million.

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

We have one operating segment and one reportable segment, metals service centers. Further information about our reportable segment, including geographic information, appears in Note 16 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers and then process these materials to meet customer specifications using techniques such as beam, bar, pipe and tube cutting; bending, forming and shaping; coil and flat roll processing; plate and sheet cutting; machining and various other specialized services such as laser cutting, fabricating, and mechanical polishing, among others. Customers purchase from service centers for a variety of reasons, including the ability to obtain value‑added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on just-in-time inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments. We believe that many customers have also reduced their in-house processing capabilities, opting to source processed metal from service centers like us, which has been supportive of our recent capital expenditures and improved gross profit margins. There have been significant advancements in processing equipment in our industry in recent years that have enabled us to provide higher quality products and increase the efficiency of our customers’ manufacturing operations, which has contributed to our improved our gross profit margins.

These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high‑volume production to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. Metals service centers purchase, process, and deliver metals to end‑users in a more efficient and cost‑effective manner than the end‑user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to a May 2017 report issued by IBISWorld Inc., a global intelligence publication.

We believe that metals service centers are generally less susceptible to market cycles than metals producers because service centers are generally able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a fixed‑price contractual basis. We believe that service center companies, like Reliance, that emphasize rapid inventory turnover and minimal contract sales, are generally less vulnerable to changing metals prices than the metals producers. However, fluctuations in metals pricing have a significant impact on our revenue and profit.

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand‑alone service centers. According to IBISWorld Inc., there are approximately 10,100 metal wholesaling locations operated by more than 7,100 companies in the United States in 2017. The significant number of metals service centers that exist in this fragmented market, along with the consolidation trend continues to create opportunities for us to expand by making acquisitions.

According to IBISWorld Inc., the United States metals wholesale industry (which includes metals service centers) is expected to generate revenues of approximately $182.7 billion in 2017, a 10% increase over 2016 revenues of $165.9 billion mainly due to higher metals prices. The five largest U.S. metals service center companies are expected by IBISWorld Inc. to represent just over 10% of the estimated $182.7 billion industry total in 2017. While we remain the largest metals service center company in the United States on a revenue basis, IBISWorld Inc. estimates our 2017 U.S. revenues to account for only about 4.8% of the entire U.S. market, leaving significant opportunity for further strategic growth.

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

In the mid‑1970’s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid‑1990’s, we began to expand nationally and focused on acquiring well‑run, profitable metals service center companies, and we continue to expand our network, with a focus on providing increased levels of value-added services and specialty products to our customers as opposed to merely distributing metal. We reincorporated in the State of Delaware in 2015. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994.

We continue to execute our growth strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 300 locations and 2017 net sales of $9.72 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as the best in our industry. We focus on smaller customers and order sizes with quick turnarounds and have steadily increased the percentage of our orders with processing performed, which reached 48% in 2017, up from our historical level of 40%. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Aerotech	1
Affiliated Metals	1
Airport Metals (Australia)	1
Olympic Metals	1
Central Plains Steel Co.	1
MetalCenter	1
Reliance Metalcenter	8
Reliance Steel Company	2
Tube Service Co.	6
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metal Services Limited (United Kingdom)	5
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Co., Inc.	1
Lampros Steel	3
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	2
AMI Metals Europe (Belgium)	1
AMI Metals France	1
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	5
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	3
Continental Alloys & Services Inc.
Continental Alloys & Services	4
Continental Alloys & Services, Inc. (Canada)	1
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1

Trade Name	No. of Locations
Crest Steel Corporation	1
Delta Steel, Inc.
Delta Steel	6
Smith Pipe & Steel Company	1
Diamond Manufacturing Company
Diamond Manufacturing	3
Ferguson Perforating Company	2
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	31
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1
Encore Metals USA	2
Steel Bar	1
Feralloy Corporation
Feralloy	3
Acero Prime S. de R.L. de C.V. (60%-owned)	4
Feralloy Processing Company (51%-owned)	1
GH Metal Solutions, Inc.	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Infra-Metals Co.
Infra-Metals	6
Athens Steel	1
Infra-Metals / IMS Steel	2
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	5
Custom Fab Company	1
Good Metals	1
Hagerty Steel & Aluminum Company	2
Metalweb Limited	5
Metals USA, Inc.
Eagle Steel Products, Inc. (45%-owned)	1
Gregor Technologies	1
Lynch Metals	2
Metals USA	24
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	1
Pacific Metal Company	6
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	12
Aluminum and Stainless	2

Trade Name	No. of Locations
Precision Flamecutting and Steel, Inc.	1
Precision Strip, Inc.	13
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5
Encore Metals	5
Team Tube	5
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	4
East Tennessee Steel Supply Company	1
Sunbelt Steel Texas, Inc.	2
Sugar Steel Corporation	2
Tubular Steel, Inc.
Tubular Steel	6
Metalcraft Enterprises, Inc.	1
Valex Corp.
Valex	1
Valex China Co., Ltd.	1
Valex Korea Co., Ltd. (95%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	8

Operational Strategy

Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines and monitor adherence to proper financial controls, while our division managers and subsidiary officers have autonomy with respect to day‑to‑day operations. This balanced yet entrepreneurial management style has enabled us to improve our safety performance and the productivity and profitability of both our acquired businesses and of our existing operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.

Safety is our top priority and an important element of our day-to-day operational focus. We seek to increase profitability through improvements in our customer service, operational efficiencies, pricing discipline, and inventory management as well as by providing increased levels of value-added processing. We continue to adjust our business practices to leverage our size and gain efficiencies which contribute to our profitability. We believe that we have an excellent reputation in the industry and are known for our integrity and the quality and timeliness of our service.

Historically, we have expanded through both acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 63 businesses, including the acquisition of Ferguson Perforating Company in 2017. Our internal growth activities during the last few years, which are supported by our capital expenditures, have been at historically high levels for us and have included opening new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. Our investments in processing equipment have allowed us to increase the range of value-added services that we provide to our customers and increase our efficiency, which we believe has contributed to our recent gross profit margin improvements. These investments also differentiate us from our competitors and have allowed us to increase our market share. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations and increase our sales of specialty products and high margin, value-added processing.

Customers and Markets

Our customers purchase from us and other metals service centers to obtain value‑added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size and quality control. Many of our customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills, because those customers require intermittent deliveries over long or irregular time periods, or because those customers require specialized processing services. We believe that metals service centers have also enjoyed an increase in services requested by their customers due to the focus of the capital goods and other manufacturing industries on just‑in‑time inventory management and outsourcing of materials management and metals processing. Due to technology advancements in metals processing equipment, metals service centers that have invested in new processing equipment are able to provide higher quality levels to their customers.

We have more than 125,000 customers in a variety of industries, including general manufacturing, non‑residential construction (including infrastructure), transportation (rail, truck trailer and shipbuilding), aerospace and defense, energy (oil and gas), electronics and semiconductor fabrication, and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we do not take ownership of the metal.

Although we sell directly to many large original equipment manufacturer (“OEM”) customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 5,567,000 orders during 2017 or an average of 22,150 per day, with an average price of approximately $1,740 per order. Most of our metals service center customers are located within a 200‑mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps us provide just‑in‑time delivery and increases the likelihood of repeat business. In 2017, approximately 97% of our orders were from repeat customers. With our fleet of approximately 1,700 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage in the current environment where it is becoming increasingly more difficult to contract with third party carriers. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just‑in‑time delivery. We believe that our long‑term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

Our acquisitions in recent years have increased our international exposure from both a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically to support existing key customers that are operating in those international markets. Net sales of our international locations (based on where the shipments originated) accounted for approximately 9% of our consolidated 2017 net sales, or $873.7 million. However, our net sales to international customers (based on the shipping destination) were approximately 11% of our consolidated 2017 net sales or $1.1 billion, with approximately 23% of these sales, or $258.2 million, to Canadian customers.

Customer demand may change from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in a wide variety of industries, we believe that we are able to somewhat mitigate earnings volatility. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and the versatility to service different end markets when an existing market slows. Given our business model and focus on small, quick turnaround orders, we primarily operate in the spot market for both the purchase and sale of our products. As we have limited contractual business, this enables us to better pass on higher metal prices to our customers and maintain consistency in our gross profit margin.

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 1.1% of our net sales in 2017. In 2017, we had only 23 customers with sales greater than $25 million.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2017	2016	2015
Midwest	32%	32%	31%
West/Southwest	22%	22%	23%
Southeast	18%	17%	18%
International	9%	9%	8%
Mid-Atlantic	6%	7%	7%
Northeast	6%	6%	6%
Pacific Northwest	4%	4%	4%
Mountain	3%	3%	3%
Total	100%	100%	100%

See Note 16 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Suppliers

We primarily purchase our inventory from the major domestic metals producers, which we also refer to as mills. We do, however, also purchase limited amounts of certain products from foreign producers. We have multiple suppliers for all of our products. Our major suppliers of domestic carbon steel products include AK Steel; ArcelorMittal; California Steel Industries, Inc.; Commercial Metals Company; Evraz NA; Gerdau; NLMK USA; Nucor Corporation; Steel Dynamics, Inc.; SSAB; United States Steel Corporation; and Zekelman Industries. AK Steel, Allegheny Technologies Incorporated, North American Stainless, Outokumpu and Universal Stainless are our major suppliers of stainless steel products. We are a recognized distributor for various major aluminum companies, including Aleris International, Inc.; Arconic Inc.; Constellium N.V.; Hydro; and Kaiser Aluminum Corp. Our major suppliers of alloy products include ArcelorMittal; Carpenter Technologies; Gerdau; Nucor Corporation; and TimkenSteel Corporation.

Because of our total volume of purchases and our long‑term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers. We believe that these relationships provide us an advantage in our ability to source product and have it available for our customers in accelerated timeframes when needed, and also allows us to more efficiently manage our inventory. We believe that we are not dependent on any one supplier for our metal inventory. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the number of suppliers.

Backlog

Because of the just‑in‑time delivery and the short lead‑time nature of our business, we do not believe information on our backlog of orders is meaningful to an understanding of our business.

Capital Expenditures

We maintained our focus on internal growth in 2017 by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $161.6 million, with the majority growth-related. Our 2018 capital expenditure budget is our largest ever at approximately $225 million, much of which is again related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities and also includes about $40 million of projects that were included in our 2017 budget, but not completed. This reflects our confidence in our long‑term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our maintenance capital expenditures at approximately $80 to $90 million annually, which allows us to significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to strategic allocation.

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory, and believe this differentiates us from all other North American service centers. Approximately half of our orders do not require extensive or specialized processing allowing delivery to the customer within 24 hours of receiving the order. This provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment. Our product mix has become more diverse mainly as a result of our targeted growth strategy to acquire companies with specialized inventory and provide increased levels of value-added processing services. In addition, we have invested over $1 billion in capital expenditures in the six-year period ended December 31, 2017, with approximately 50% spent on processing equipment. We have increased our investments in processing equipment due to our existing and potential customers requesting higher levels of value-added processing, which has contributed to increases in our profitability. We currently perform processing services for 48% of our orders compared to our historical level of 40%. We believe our investments in state-of-the-art processing equipment and focus on maintaining pricing discipline related to our processing services were significant contributors to our substantial increases in gross profit margin over the past few years. We also believe our enhanced processing capabilities have allowed us to increase our market share, especially for higher-margin products and services. Flat‑rolled carbon steel products (i.e., hot‑rolled, cold‑rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 15% of our 2017 sales.

Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2017	2016	2015
	11%	10%	12%	carbon steel plate
	10%	10%	10%	carbon steel structurals
	10%	10%	8%	carbon steel tubing
	7%	6%	6%	hot-rolled steel sheet and coil
	6%	7%	7%	carbon steel bar
	5%	6%	5%	galvanized steel sheet and coil
	3%	3%	4%	cold-rolled steel sheet and coil
Carbon Steel	52%	52%	52%

	7%	7%	6%	heat-treated aluminum plate
	6%	6%	6%	aluminum bar and tube
	4%	5%	5%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil
Aluminum	19%	20%	19%

	6%	6%	6%	stainless steel bar and tube
	6%	6%	6%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate
Stainless Steel	14%	14%	14%

	4%	3%	4%	alloy bar and rod
	1%	1%	2%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil
Alloy	6%	5%	7%

	4%	4%	3%	toll processing — aluminum, carbon steel and stainless steel (1)
	5%	5%	5%	miscellaneous, including brass, copper, titanium, manufactured parts and scrap
Other	9%	9%	8%

Total	100%	100%	100%

(1) Includes revenues for logistics services provided by our toll processing companies.

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

We believe that few metals service centers offer the broad range of processing services and metals that we provide. In addition to a focus on growing our revenues from specialty products, we have also enhanced the level of value‑added processing services we provide through recent acquisitions and significant investments in new equipment over the past few years. For example, we have made significant investments in facilities and equipment due to the increased demand for our products sold to the aerospace market and toll processing aluminum for the automotive industry.

After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule processing to meet the specified delivery date. In 2017, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

In 2017, we performed processing services for approximately 48% of our sales orders. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. Throughout our service centers we perform most processes provided in the industry, without encroaching upon the services performed by our customers. As part of our growth strategy, we have been expanding into higher value‑added services, including certain fabrication processes as requested by our customers.

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

Sales and Marketing

As of December 31, 2017, we had approximately 2,090 sales personnel located in 44 states in the U.S. and 13 other countries providing sales and marketing services throughout each of those areas. Our sales personnel market and sell our products and services and we believe that our sales force has extensive product, service, market and customer knowledge. Sales personnel are organized by division or subsidiary and are divided into two groups. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pre‑tax profit of their particular location.

Our business is relationship based and because of that, we operate under many different trade names. We acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we find value in the acquired trade name and continue to use the business name and maintain the customer relationships.

Competition

The metals service center industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. In their May 2017 report on the metals wholesaling industry, IBISWorld Inc. estimated that in 2017 there were approximately 10,100 metal wholesale locations in the United States operated by approximately 7,100 companies. Nevertheless, the five largest U.S. metals service center companies are expected to represent just over 10% of the estimated industry revenue in 2017. IBISWorld Inc. estimates our 2017 U.S. revenues to account for only about 4.8% of the entire U.S. market. We are the largest North American (U.S. and Canada) metals service center company on a revenue basis.

We compete with other companies on price, service, quality, processing capability and availability of products and services. We maintain relationships with our major suppliers at the executive and local levels. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals by leveraging our total size and to provide more responsive service to our customers by allowing our local management teams to make the purchasing decisions. In addition, we believe that the size of our inventory, the diversity of metals products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe our competitors are generally unable to offer the same high quality products and services we provide using state-of-the-art processing equipment as they do not have the financial ability or risk tolerance to grow their businesses at the same rate as Reliance. We believe we have increased our market share during recent years due to our strong financial condition, the high quality of products and services we are able to offer as a result of our significant investments in our acquired businesses, facilities and equipment, as well as our continued focus on small order sizes with quick turnaround.

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

We maintain various quality certifications throughout our operations. Approximately 55% of our operating locations are ISO 9001:2008 or ISO 9001:2015 certified. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Systems

A common financial reporting system, as well as certain other accounting, tax and human resources systems are used company‑wide. However, we maintain various transactional software applications across our operations that meet the individual needs of those operations. Generally, these localized systems provide information in real time, such as inventory availability, location and cost and may be customized with features to accommodate the products the respective operations carry and services they provide, automated equipment interfaces, or other specialized requirements. With this information, our marketing and sales personnel can respond to our customers’ needs more efficiently and more effectively. Many of our companies also provide online access to our existing customers to allow them to interact with us more efficiently, and also provide the ability for potential customers to make inquiries and place orders.

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

We sell metals to foreign customers and otherwise operate abroad, subjecting us to various countries’ trade regulations concerning the import and export of materials and finished products. Our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the United States’ Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom’s Bribery Act 2010. We have developed and implemented company‑wide export and anti‑corruption policies designed to provide our employees clear statements of our compliance requirements and to ensure compliance with applicable export and anti‑corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption Item 1A. “Risk Factors” including the Risk Factors captioned “We are subject to various environmental, employee safety and health and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;” “We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations;” and “Our international operations continue to expand, exposing us to additional risks.”

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

Corporate Responsibility

Sustainability

We are committed to mitigating the impact our products and operations have on the environment. As an operator of metals service centers, our day-to-day business consists of the sale, distribution and processing of a broad variety of metal products sourced from numerous primary metal producers. The majority of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first‑stage” processing, which does not require significant amounts of energy or toxic or hazardous materials as we are simply cutting the metal to size. Our operations, by their nature, do not emit significant amounts of carbon dioxide or other greenhouse gases or have a significant impact on the environment.

As part of our commitment to environmental sustainability, we:

•	purchase significant volumes of metal produced in electric arc furnaces that consume recycled material;

•	sell scrap material generated in our operations to recyclers;

•	use propane fuel to operate forklifts and have installed natural and energy efficient lighting in many of our operations; and

•	utilize energy efficient diesel tractors that consume less fuel and reduce emissions for the majority of our trucking fleet.

Community Programs

Reliance is committed to investing in and enriching the communities in which we live and work. We support a variety of organizations and community programs including:

•

Veterans support — We are supporters of a non-profit organization that provides veterans and transitioning services members with advanced manufacturing training and industry-recognized certification for careers in welding, machining, and fabrication at no cost to them. Since 2013, Reliance has partnered with this organization through financial sponsorship, donations of metals for their training courses, and hiring this organization’s graduates. For the past four years, we have also participated in a national program focused on supporting enlisted members of the Armed Forces and their families.

•

Reliance Cares — In 2017, we launched an employee relief fund to support our workforce of approximately 14,900 individuals across 40 states and 13 countries outside of the U.S. (“Reliance Cares”). Reliance Cares is available to any of our employees impacted by a natural disaster. In the wake of Hurricanes Harvey and Irma, in August and September 2017, we provided financial assistance to 135 employees through our Immediate Response Program. We further funded 27 grants to help our employees’ rebuilding efforts.

•

Local Community Organizations — Reliance encourages our subsidiaries and divisions to engage in and initiate events serving their communities and their employees. To commend our companies for their civic contributions, Reliance matches the fundraising efforts of our subsidiaries and divisions and supports volunteer efforts by our employees.

Employees

As of December 31, 2017, we had approximately 14,900 employees. Approximately 12% of our employees are covered by collective bargaining agreements that expire at various times over the next eight years. Approximately 600 employees are covered by 23 different collective bargaining agreements that expire in 2018. We have entered into collective bargaining agreements with 41 union locals at 53 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We aim to always maintain excellent relations with our employees and have never experienced a significant work stoppage. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers, including our Company, that file reports electronically with the SEC. The public can obtain any reports that we file with the SEC at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Demand for our products and services is affected by a number of general economic factors. A decline in economic activity in the U.S. and international markets in which we operate could materially affect our financial condition and results of operations. During the most recent U.S. economic recession, both demand for our products and pricing levels declined rapidly and significantly. In addition to reducing our direct business activity, many of our customers were not able to pay us amounts when they became due, further affecting our financial condition and results of operations. An economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could have a material adverse effect on our potential earnings and future results of operations.

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

We sell many products to industries that are cyclical, such as the non‑residential construction, semiconductor, energy, aerospace and heavy equipment industries. Although many of our direct sales are to sub‑contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. As a recent example, the significant decline in oil prices experienced late in 2014 that continued through 2016 negatively impacted our sales to the energy market.

We compete with a large number of companies in the metals service center industry, and, if we are unable to compete effectively, our profitability and cash flows may decline.

We compete with a large number of other general-line distributors and processors, and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. These competitors may be better able to withstand adverse changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our profitability and cash flows. Rapidly declining prices and/or demand levels may escalate competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high cost inventory and generate cash. Currently elevated levels of import material into the U.S. has increased competition between metals service centers as supply exceeds demand. These competitive pressures could further intensify if demand and particularly pricing decline significantly from current levels. Any increased and/or sustained competitive pressure could cause our share of industry sales to decline along with our profitability and cash flows.

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

We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, we do not undertake independent testing of such metals unless independent tests are required by customers. We rely on customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. Although our primary sources of products have been domestic mills, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub‑standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or carry insufficient, insurance.

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

Since our initial public offering in September 1994, we have successfully purchased 63 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

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

In addition, most of the acquisition agreements we have entered into require the former owners to indemnify us against certain liabilities related to the operation of those companies before we acquired them. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. Similarly, the purchasers of our non-core businesses may from time to time agree to indemnify us for operations of such businesses after the closing. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our consolidated results of operations, financial condition and cash flows.

We are a decentralized company, which presents certain risks.

With a diverse geographic footprint in both North America and internationally, we believe our decentralized structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision‑making authority and accountability in the hands of local management. Because we are decentralized, we may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or by our internal policies) and “company‑wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

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

We could fail to maintain effective internal control over financial reporting.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or design and implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we might fail to timely detect any misappropriation of corporate assets or inappropriate allocation or use of funds and could be unable to file accurate financial reports on a timely basis. As a result, our reputation, results of operations and stock price could be materially adversely affected.

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

Eleven percent of our 2017 sales were to international customers, subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, labor unrest and current and changing regulatory environments. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

We are subject to income taxes in the United States and various non‑U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective income tax rate could be affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax rates or tax laws or regulations. In particular, although the passage of the Tax Cut and Jobs Act of 2017 reduced the U.S. tax rate to 21%, our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, changing rules for earnings repatriations and changing other tax laws in the U.S. or other countries. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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

We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information in connection with the operation of our business. Additionally, we collect and store data that is sensitive to our company. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Our information management systems and the data contained therein may be vulnerable to damage, including interruption due to power loss, system and network failures, operator negligence and similar causes.

In addition, our systems and data may be subject to security breaches, viruses, malware, and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events on the Company’s and certain of our affiliates’ networks and/or systems. To date, none of these events has had a material impact on our or our affiliates’ operations or financial results. We may experience similar or more sophisticated events in the future. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology‑related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

An inability to successfully develop and manage the implementation of our new enterprise resource planning (“ERP”) system could adversely affect our operations and operating results.

We are in the process of customizing a third party ERP system to be deployed at certain of our operating locations over the next few years, on a subsidiary by subsidiary basis. The Company has committed significant resources to this new ERP system, which, when implemented, will replace certain of our legacy systems. The Company plans to implement this system, when available, on a subsidiary by subsidiary, or location by location, basis to minimize risks of disruption to the business. A project of this size may result in cost overruns, project delays, or business interruptions. Any business disruption could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business at those locations where deployed.

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

We review the recoverability of goodwill and indefinite‑lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite‑lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, viability of end markets (such as the energy market due to lower oil prices - see discussion of impairment charges taken in 2016 and 2015 in Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 “Financial Statements and Supplementary Data”), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 14,900 employees worldwide as of December 31, 2017. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 12% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 600 employees are covered by 23 different collective bargaining agreements that expire in 2018. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2017, we had aggregate outstanding indebtedness of approximately $1.91 billion. This indebtedness could adversely affect us in the following ways:

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

•

some of the interest on our debt is, and will continue to be, accrued at variable rates, which could result in higher interest expense in the event of increases in interest rates, which is expected to occur in future periods;

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

Our acquisition strategy and growth capital expenditures may require access to external capital, and limitations on our access to external financing sources could impair our ability to grow.

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

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short‑term prevailing interest rates. At December 31, 2017, we had $1.16 billion in total variable interest rate debt outstanding with $908.7 million available for borrowing under our revolving credit facility. Assuming a consistent level of debt, a 100 basis point increase in the interest rate on our floating rate debt would result in approximately $11.6 million of additional interest expense on an annual basis. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. If interest rates continue to increase, we could experience increased interest expense which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, we maintained more than 300 metals service center processing and distribution facilities in 40 states in the U.S. and in 13 other countries, and our corporate headquarters. In the opinion of management, all of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50‑60% of capacity based upon a 24‑hour seven‑day week, with each location averaging approximately two shifts operating at full capacity for a five‑day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

Of the more than 300 processing and distribution facilities that we maintained, we leased 94 of those facilities as of December 31, 2017. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, for a total of approximately 6.5 million square feet. Total square footage on all company‑owned properties is approximately 26.9 million and represents approximately 80% of the total square footage of our operating facilities. In addition, we lease our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2028 and our ground leases expire at various times through 2041. The aggregate monthly rent amount for these properties is approximately $2.7 million.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994. The following table sets forth the high and low sales prices of our common stock for the stated calendar quarters.

	2017		2016
	High	Low	High	Low
First Quarter	$88.58	$76.18	$71.34	$50.08
Second Quarter	$82.28	$69.31	$78.38	$67.57
Third Quarter	$76.98	$68.46	$84.25	$67.66
Fourth Quarter	$87.33	$72.69	$87.58	$65.10

As of February 23, 2018, there were 203 record holders of our common stock. Our record holders exclude holders whose shares were held for them in street name through bank, brokers or other nominee accounts. We have paid quarterly cash dividends on our common stock for 58 consecutive years and have never reduced or suspended our dividend. In February 2018, our Board of Directors increased the regular quarterly dividend amount 11.1% to $0.50 per share. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 25th increase since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

Our credit agreement contains covenants, which, among other things, restricts our ability to pay dividends if we cannot satisfy certain financial tests. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For 2015 through 2017, we have paid between 21% and 39% of earnings to our stockholders as dividends.

The following table contains certain information with respect to our cash dividends declared during the past two fiscal years:

Date of Declaration	Record Date	Payment Date	Dividends
10/24/2017	11/17/2017	12/8/2017	$0.45 per share
7/25/2017	8/18/2017	9/8/2017	$0.45 per share
4/25/2017	5/26/2017	6/16/2017	$0.45 per share
2/14/2017	3/10/2017	3/24/2017	$0.45 per share
10/19/2016	11/18/2016	12/16/2016	$0.425 per share
7/20/2016	8/12/2016	9/9/2016	$0.425 per share
4/19/2016	5/27/2016	6/17/2016	$0.40 per share
2/16/2016	3/11/2016	3/31/2016	$0.40 per share

Share repurchase activity during the three months ended December 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1 - October 31, 2017	—	—	—	8,428,592
November 1 - November 30, 2017	336,616	74.27	336,616	8,091,976
December 1 - December 31, 2017	—	—	—	8,091,976
Total	336,616		336,616

(1)

On October 20, 2015, our Board of Directors amended our share repurchase plan increasing by 7,500,000 shares the total number of shares authorized to be repurchased and extending the program through December 31, 2018. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased in the open market or privately negotiated transactions, including plans complying with Rule 10b5-1 under the Exchange Act.

Additional information regarding securities authorized for issuance under all stock‑based compensation plans will be included under the caption “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2018.

Stock Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five‑year period from December 31, 2012 through December 31, 2017. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2012 in all common stock and assumes the reinvestment of dividends. Since there is no nationally‑recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2017, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,

the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

	2012	2013	2014	2015	2016	2017
Reliance Steel & Aluminum Co.	$100.00	$124.35	$102.51	$99.51	$139.80	$154.44
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Industry Peer Group	100.00	138.36	102.80	82.23	142.43	143.55

Item 6.  Selected Financial Data

We have derived the following selected summary consolidated financial and operating data for each of the five years ended December 31, 2017 from our audited consolidated financial statements. You should read the information below with Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except share and per share data)
Income Statement Data:
Net sales	$9,721.0	$8,613.4	$9,350.5	$10,451.6	$9,223.8
Cost of sales (exclusive of depreciation and amortization expense)	6,933.2	6,023.1	6,803.6	7,830.6	6,826.2
Gross profit (1)	2,787.8	2,590.3	2,546.9	2,621.0	2,397.6
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	1,902.8	1,798.1	1,725.3	1,789.8	1,636.0
Depreciation and amortization expense	218.4	222.0	218.5	213.8	192.4
Impairment of long-lived assets	4.2	52.4	53.3	—	14.9
Operating income	662.4	517.8	549.8	617.4	554.3
Other (income) expense:
Interest expense	73.9	84.6	84.3	81.9	77.5
Other expense (income), net	4.7	4.0	6.8	(10.8)	(1.5)
Income before income taxes	583.8	429.2	458.7	546.3	478.3
Income tax (benefit) provision (3)	(37.2)	120.1	142.5	170.0	153.6
Net income	621.0	309.1	316.2	376.3	324.7
Less: Net income attributable to noncontrolling interests	7.6	4.8	4.7	4.8	3.1
Net income attributable to Reliance	$613.4	$304.3	$311.5	$371.5	$321.6
Earnings per share attributable to Reliance stockholders:
Diluted	$8.34	$4.16	$4.16	$4.73	$4.14
Basic	$8.42	$4.21	$4.20	$4.78	$4.19
Shares used in computing earnings per share:
Diluted	73,539,424	73,120,918	74,902,064	78,615,939	77,646,192
Basic	72,851,021	72,362,513	74,096,349	77,682,943	76,844,912

Other Data:
Cash flow provided by operations	$399.0	$626.5	$1,025.0	$356.0	$633.3
Capital expenditures	161.6	154.9	172.2	190.4	168.0
Cash dividends per share	1.80	1.65	1.60	1.40	1.26

Balance Sheet Data (December 31):
Working capital	$2,347.6	$2,032.5	$1,564.5	$2,458.3	$2,165.5
Total assets	7,751.0	7,411.3	7,121.6	7,822.4	7,323.6
Short-term debt	92.0	82.5	500.8	93.9	36.5
Long-term debt (2)	1,809.6	1,847.2	1,428.9	2,209.6	2,055.1
Reliance stockholders’ equity	4,667.1	4,148.8	3,914.1	4,099.0	3,874.6

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

(3)

Income tax (benefit) provision includes a provisional $207.3 million net tax benefit in 2017 relating to the Tax Cuts and Jobs Act of 2017. See Note 9 — “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on the impact of the tax legislation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, and the discussion of cautionary statements and significant risks to the Company’s business under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We had excellent execution throughout 2017 resulting in record gross profit. Our sales increased $1.11 billion, or 12.9%, from $8.61 billion in 2016 to $9.72 billion in 2017, the second highest annual sales in our history. Both pricing and demand levels improved from 2016. Pricing levels were higher in 2017 compared to the same period in 2016 for substantially all of the products we sell, which had a favorable impact on our revenues and earnings. We achieved several successes in 2017:

•	Gross profit was $2.79 billion in 2017, the highest in our history;
•	Our gross profit margin in each quarter of 2017 was within or above our target range of 27% to 29%;
•	Pre-tax income increased by $154.6 million, or 36.0%, from $429.2 million in 2016 to $583.8 million in 2017; and
•	Our earnings per diluted share were $8.34 per share. Excluding the impact of tax reform, our earnings per share were $5.52 per share, the second highest in our history, trailing only 2008.

Our same-store tons sold increased 3.6% in 2017 compared to 2016, due to improved demand levels in most end markets we serve, including the energy end market, which had experienced significant declines in 2016 and 2015.

Our same-store average selling price per ton sold increased 9.1% in 2017 compared to 2016. Our same-store average selling price per ton sold has increased sequentially in each of the past seven quarters, mainly for certain carbon and stainless steel products. Metal prices fluctuated throughout 2017 but generally trended higher, especially in the second half of 2017, which we believe was primarily due to improved demand and increased raw material costs.

Our same-store S,G&A expense as a percent of sales of 19.5% in 2017 decreased from 20.8% in 2016 mainly due to higher metals pricing that increased our sales levels. In addition, we exercised effective expense control.

We generated cash flow from operations of $399.0 million in 2017, down from $626.5 million in 2016, primarily due to increased working capital requirements from higher metal prices and an improved demand environment in 2017. As of December 31, 2017, our net debt-to-total capital ratio was 27.2%, down from 30.3% as of December 31, 2016. We believe we have sufficient liquidity as of December 31, 2017, with $908.7 million available for borrowing on our revolving credit facility.

We used cash generated from operations to further grow the Company in 2017 by completing one acquisition and investing $161.6 million in capital expenditures, while also returning value to our stockholders with $132.0 million of cash dividends and $25.0 million of share repurchases. In addition, during the first quarter of 2018 we increased our quarterly dividend by 11.1%.

The recently enacted tax reform legislation will have a favorable impact on our profitability and cash flows through a reduction in our effective income tax rate. In 2017, we recognized a provisional $207.3 million net tax benefit relating to the remeasurement of deferred tax assets and liabilities at the lowered income tax rate, which was partially offset by tax liabilities relating to the deemed repatriation of accumulated foreign profits. Earnings per diluted share, excluding the impact of tax reform, is not a performance measure under U.S. GAAP. We believe it is appropriate to disclose this performance measure as it helps investors analyze business performance and trends. Earnings per diluted share, excluding the impact of tax reform, should be considered neither in isolation nor as a substitute for reported earnings per diluted share prepared in accordance with U.S. GAAP.

We believe that our exposure to diverse end markets, broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities.

Effect of Demand and Pricing Changes on our Operating Results

Customer demand can have a significant impact on our results of operations. When volume increases our revenue dollars generally increase, which contributes to increased gross profit dollars. Variable costs also increase with volume, primarily our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce certain variable expenses when volumes decline, but we cannot easily reduce our fixed costs.

Pricing for our products can have a much more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increase. We are typically able to pass higher prices on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pre‑tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre‑tax income dollars. Because changes in pricing do not require us to adjust our expense structure other than for profit‑based compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes.

In addition, when volume or pricing increases, our working capital (primarily accounts receivable and inventories) requirements typically increase, resulting in lower levels of cash flow from operations, which may also require us to increase our outstanding debt and incur higher interest expense. Conversely, when customer demand falls, our operations typically generate stronger cash flow as our working capital needs decrease.

Acquisitions

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales during the period from October 2, 2017 to December 31, 2017 were $7.8 million.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales in 2017 were $22.0 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales in 2017 were $21.6 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales in 2017 were $135.5 million.

Internal Growth Activities

We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with total capital expenditures of $161.6 million in 2017, with the majority spent on growth activities. We also continued to add and upgrade processing equipment that enables us to provide higher quality and additional services to our existing and potential customers, resulting in increased market share and higher gross profit margins. We believe that our ability to finance our investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them, which many of our competitors do not have the ability to provide.

Results of Operations

The following table sets forth certain income statement data for each of the last three years (dollars are shown in millions and certain percentages may not calculate due to rounding):

	2017		2016		2015
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales

Net sales	$9,721.0	100.0%	$8,613.4	100.0%	$9,350.5	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below) (1)	6,933.2	71.3	6,023.1	69.9	6,803.6	72.8
Gross profit (2)	2,787.8	28.7	2,590.3	30.1	2,546.9	27.2
Warehouse, delivery, selling, general and administrative expense ("S,G&A") (3)	1,902.8	19.6	1,798.1	20.9	1,725.3	18.5
Depreciation expense	167.8	1.7	167.9	1.9	164.8	1.8
Amortization expense	50.6	0.5	54.1	0.6	53.7	0.6
Impairment of long-lived assets (4)	4.2	—	52.4	0.6	53.3	0.6

Operating income (3)	$662.4	6.8%	$517.8	6.0%	$549.8	5.9%

(1)	Cost of sales included $12.8 million of inventory-related restructuring charges relating to the planned closure or sale of certain locations in 2016.

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

(3)

The 2016 and 2015 amounts have been retrospectively adjusted pursuant to our adoption of accounting changes related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. See Note 1 to the Consolidated Financial Statements for further information.

(4)	See “Expenses” below for discussion of our impairment charges.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
	(in millions)
Net sales	$9,721.0	$8,613.4	$1,107.6	12.9%
Net sales, same-store	$9,534.1	$8,475.0	$1,059.1	12.5%

	Year Ended December 31,		Tons	Percentage
	2017	2016	Change	Change
	(in thousands)
Tons sold	6,053.4	5,832.9	220.5	3.8%
Tons sold, same-store	5,967.3	5,761.9	205.4	3.6%

	Year Ended December 31,		Price	Percentage
	2017	2016	Change	Change
Average selling price per ton sold	$1,599	$1,465	$134	9.1%
Average selling price per ton sold, same-store	$1,590	$1,458	$132	9.1%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same‑store amounts exclude the results of our 2017 and 2016 acquisitions.

Our consolidated net sales in 2017 were our second highest ever. Our sales in 2017 were higher compared to 2016 due to both higher tons sold and higher metals prices. Prices for most products we sell improved in 2017 compared to 2016. Our same-store average selling price per ton sold has increased sequentially in each of the past seven quarters. U.S. mill price increases have been supported by increases in raw material costs, including scrap.

The automotive (primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets continued to perform well for us in 2017. Heavy industry demand remained relatively steady at the low levels we experienced in 2016. Non-residential construction demand, including infrastructure, continued its slow improvement, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and gas) end market improved in 2017 compared to 2016, but remains significantly lower than the recent peak in 2014.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in 2017 increased 9.1% from 2016 given increased mill pricing for most products we sell. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year from 2016 to 2017 as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	10.2%	10.0%
Aluminum	4.3%	4.2%
Stainless steel	13.0%	12.9%
Alloy	2.6%	2.4%

Cost of Sales

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$6,933.2	71.3%	$6,023.1	69.9%	$910.1	15.1%

The increase in cost of sales in 2017 compared to 2016 is mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in 2016 included $12.8 million of inventory-related restructuring charges relating to the planned closure or sale of certain locations.

Also, our last‑in, first‑out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $30.7 million in 2017 compared to a credit, or income, of $35.0 million in 2016.

Our LIFO inventory valuation reserve was a credit of $21.8 million as of December 31, 2017 and a debit, net of lower of cost or market adjustments, of $8.9 million as of December 31, 2016. Higher metal costs in our inventory as of December 31, 2017 as compared to December 31, 2016 resulted in LIFO expense in 2017.

Gross Profit

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$2,787.8	28.7%	$2,590.3	30.1%	$197.5	7.6%

Our gross profit increased in 2017 compared to 2016 due to higher tons sold and higher metals prices. Our gross profit in 2017 was the highest in our history. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in 2016 benefited from a rising metals price environment during which we were able to pass higher prices on to our customers before we received the higher cost metal in our inventory. The pricing environment in 2017 was more competitive than in 2016 given the mid-year market reaction to potential tariffs on certain metals products under Section 232 of the Trade Expansion Act of 1962, which contributed to the slight decrease in our gross profit margin. Our gross profit margin in 2017 was near the high end of our target range of 27% to 29%.

Expenses

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$1,902.8	19.6%	$1,798.1	20.9%	$104.7	5.8%
S,G&A expense, same-store	$1,856.0	19.5%	$1,759.2	20.8%	$96.8	5.5%
Depreciation & amortization expense	$218.4	2.2%	$222.0	2.6%	$(3.6)	(1.6)%
Impairment of long-lived assets	$4.2	—%	$52.4	0.6%	$(48.2)	(92.0)%

Same‑store amounts exclude the results of our 2017 and 2016 acquisitions.

The increase in our S,G&A expense in 2017 compared to 2016 is primarily due to increases in certain warehouse and delivery expenses due to higher shipment levels and increased transportation costs from rising fuel prices, and increases in profit-based incentive compensation, as a result of higher levels of profitability, as well as general inflationary factors including annual wage increases. The decrease in our S,G&A expense as a percentage of sales is due to our higher sales levels, as a result of higher metals pricing.

We recorded a $4.2 million charge for impairment of long-lived assets in 2017 compared to a $52.4 million charge in 2016. The 2016 charge mainly related to certain of our energy-related businesses as a result of low crude oil prices resulting in a significant decline in the demand for the products we sell to the energy (oil and gas) market. Please refer to Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2017 and 2016 impairment charges.

Operating Income

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$662.4	6.8%	$517.8	6.0%	$144.6	27.9%

Our operating income was higher in 2017 compared to 2016 primarily due to higher gross profit dollars from both higher tons sold and higher average selling prices and lower impairment and restructuring charges. Our operating income margin increased due to the decline in our S,G&A expense and impairment and restructuring charges as a percentage of sales outweighing the decline in our gross profit margin. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense	$73.9	0.8%	$84.6	1.0%	$(10.7)	(12.6)%
Other expense, net	$4.7	—%	$4.0	—%	$0.7	17.5%

Interest expense was lower in 2017 compared to 2016 due to the repayment in November 2016 of $350.0 million in aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum with borrowings under our credit agreement that have lower weighted average interest rates.

Income Tax Rate

Our effective income tax rate in 2017 was (6.4)% compared to our 2016 rate of 28.0%. Our 2017 income tax rate was favorably impacted by the “Tax Cuts and Jobs Act of 2017” (“Tax Reform”). Our 2016 tax rate was favorably impacted by the settlement of a tax position that was previously uncertain. We recognized a provisional net tax benefit of $207.3 million in 2017 relating to Tax Reform. Excluding the impact of Tax Reform and the tax settlement, our effective tax rates for 2017 and 2016 were 29.1% and 32.1%, respectively. Other permanent items that lowered our effective income tax rates from the U.S. federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%. Please refer to Note 9 — “Income Taxes” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the impact of Tax Reform.

Net Income

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$613.4	6.3%	$304.3	3.5%	$309.1	101.6%

The increases in our net income and net income as a percentage of net sales were primarily due to the favorable impact of Tax Reform. However, increases in operating income and operating income margin, resulting from record gross profit dollars, lower impairment and restructuring charges, and lower interest expense also contributed to increases in our net income and net income as a percentage of net sales.

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

Our consolidated net sales declined in 2016 compared to 2015 due to both lower metals prices and lower tons sold. Our same-store average selling price per ton sold, which had declined sequentially in each quarter from the 2014 third quarter through the 2016 first quarter due in part to historically high levels of imports of metal into the U.S., improved sequentially during the final three quarters of 2016 with the 2016 fourth quarter same-store average selling price 2.4% higher than the comparable period in 2015. Compared to 2015, our 2016 same-store tons sold decreased 2.7%, which outperformed the industry decline of 6.2% reported by the Metals Service Center Institute (“MSCI”). We believe our better than industry average performance reflected an increase in market share for our Company.

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

End markets that continued to perform well for us in 2016 compared to 2015 were automotive, primarily through our toll processing businesses in the U.S. and Mexico, and aerospace. Heavy industry declined further from the low levels we experienced throughout 2015. Our tons sold to the energy market declined approximately 32% in 2016 compared to 2015. Non-residential construction, our largest end market, continued its slow but steady improvement, albeit at significantly reduced demand levels from its peak levels experienced in 2006.

Our same-store average selling price per ton sold in 2016 decreased 7.3% from 2015 given decreased mill pricing for most products we sell.

Our major commodity selling prices changed year-over-year from 2015 to 2016 as follows:

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

The decrease in cost of sales in 2016 compared to 2015 was mainly due to lower tons sold and a lower average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in 2016 included $12.8 million of restructuring charges relating to the planned closure or sale of certain locations compared to $1.6 million in 2015.

Our LIFO method inventory valuation reserve adjustment is included in cost of sales and, in effect, reflects cost of sales at current replacement costs. Any adjustments to our LIFO inventory values to reflect them at the lower of cost or market are also included in our overall LIFO inventory valuation adjustments, which resulted in credits, or income, of $35.0 million and $117.0 million in 2016 and 2015, respectively.

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

In 2016, we set a new record with annual gross profit margin above 30% for the first time in our history. The increase in our gross profit margin was mainly due to our disciplined operational execution that focuses on small, quick-turn orders and increased value-added processing along with improved inventory management. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$1,798.1	20.9%	$1,725.3	18.5%	$72.8	4.2%
S,G&A expense, same-store	$1,759.2	20.8%	$1,725.3	18.5%	$33.9	2.0%
Depreciation & amortization expense	$222.0	2.6%	$218.5	2.3%	$3.5	1.6%
Impairment of long-lived assets	$52.4	0.6%	$53.3	0.6%	$(0.9)	(1.7)%

Same‑store amounts exclude the results of our 2016 acquisitions.

Our S,G&A expense as a percent of sales increased mainly due to our lower sales amount, as a result of reduced metals pricing.

The increase in depreciation and amortization expense was mainly due to depreciation expense from our recent capital expenditures and our 2016 acquisitions.

We recorded a $52.4 million charge for impairment of long-lived assets in 2016 compared to $53.3 million in 2015. These charges mainly related to the significant decline in the demand for the products we sell to the energy market (oil and gas) for certain of our energy-related businesses as a result of the downturn in oil prices and drilling activity that began near the end of 2014 along with our updated long-term outlook of the future demand levels and profitability of these businesses. Please refer to Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2016 and 2015 impairment charges.

Operating Income

Operating Income

	Year Ended December 31,
	2016		2015
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$517.8	6.0%	$549.8	5.9%	$(32.0)	(5.8)%

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

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $399.0 million in 2017 compared to $626.5 million in 2016. Our decreased operating cash flow in 2017 compared to 2016 was due to increased working capital requirements (primarily accounts receivable and inventory less accounts payable) to support higher metals prices and our increased shipping volumes. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At December 31, 2017, our days sales outstanding rate was 42.1 days compared to 42.2 days at December 31, 2016. Our inventory turn rate (based on tons) for 2017 and 2016 was 4.5 times (2.7 months on hand).

Income taxes paid were $171.1 million in 2017, a significant increase from $95.1 million paid in 2016. The increase is mainly due to higher taxable income for 2017 compared to 2016, along with the timing of our actual tax payments, with an extension of time to file payment for the 2016 tax year paid in 2017 and the utilization of tax overpayments for the 2015 tax year that lowered taxes paid in 2016.

Net cash generated by operating activities was $626.5 million in 2016 compared to $1.03 billion in 2015. The decrease of $398.5 million was mainly due to lower working capital (primarily accounts receivable and inventory) requirements in 2015 compared to 2016 due to our increased focus on lowering inventory levels in 2015, which we reduced by $306.8 million.

Income taxes paid were $95.1 million in 2016, a significant decrease from $204.9 million paid in 2015. The decrease is mainly due to higher taxable income for 2015 compared to 2016, along with the timing of our actual tax payments, with an extension of time to file payment for the 2014 tax year paid in 2015 and the utilization of tax overpayments for the 2015 tax year that lowered taxes paid in 2016.

Investing Activities

Net cash used in investing activities of $179.4 million in 2017 decreased significantly from $505.1 million used in 2016 due to $348.7 million used to fund acquisitions in 2016, compared to $37.8 million in 2017. Capital expenditures were $161.6 million in 2017 compared to $154.9 million in 2016.

Net cash used in investing activities of $505.1 million in 2016 increased significantly from $169.9 million used in 2015 due to the funding of our three acquisitions in 2016. Capital expenditures were $154.9 million in 2016 compared to $172.2 million in 2015.

The majority of our 2017, 2016, and 2015 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $198.1 million in 2017 increased from $100.2 million used in 2016 mainly due to increased net debt repayments, decreased proceeds from the exercise of stock options and our 2017 share repurchases. We paid dividends and dividend equivalents of $132.0 million in 2017, an increase of $11.6 million from 2016 due to increases in our quarterly dividend rate in July 2016 and February 2017. Proceeds received from exercises of stock options in 2017 were $5.2 million, a significant decrease from $37.5 million in 2016. Net debt repayments in 2017 were $31.9 million compared to $1.0 million in 2016. Share repurchases were $25.0 million in 2017.

Net cash used in financing activities of $100.2 million in 2016 decreased significantly from $848.5 million used in 2015 mainly due to lower net debt repayments and decreased share repurchase activity offset by increased proceeds received from the exercise of stock options. We paid dividends and dividend equivalents of $120.4 million in 2016, an increase of only $0.3 million from 2015 despite an increase in our regular quarterly dividend in the 2016 third quarter, due to a lower number of outstanding shares resulting from the repurchase of approximately 6.2 million shares at $57.39 per share, for a total of $355.5 million, in 2015. Proceeds received from exercises of stock options in 2016 were $37.5 million, a significant increase from $15.1 million in 2015. Net debt repayments in 2016 were $1.0 million compared to net debt repayments of $376.6 million in 2015.

In February 2017, our Board of Directors increased our regular quarterly cash dividend to $0.45 per share of common stock from $0.425 per share. On February 13, 2018, our Board of Directors declared the 2018 first quarter regular cash dividend of $0.50 per share of common stock, an increase of 11.1% from $0.45 per share. We have increased our dividend 25 times since our 1994 IPO and have never reduced or suspended our dividend. We have paid regular quarterly dividends to our stockholders for 58 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. During 2017, we repurchased approximately 0.3 million shares of our common stock at an average cost of $74.27 per share, for a total of $25.0 million. We did not repurchase any shares in 2016. During 2015, we repurchased approximately 6.2 million shares of our common stock at an average cost of $57.39 per share, for a total of $355.5 million. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.5 million shares at an average cost of $31.58 per share. As of December 31, 2017, we had authorization under the plan to purchase approximately 8.1 million shares, or about 11% of our current outstanding shares. We expect to continue opportunistically repurchasing shares of our common stock going forward.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2017 was $1.91 billion, down slightly from $1.95 billion at December 31, 2016. At December 31, 2017, we had $538.0 million of outstanding borrowings, $53.3 million of letters of credit issued and $908.7 million available for borrowing on our revolving credit facility.

As of December 31, 2017, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance stockholders’ equity plus total debt, net of cash) was 27.2%, down from 30.3% as of December 31, 2016.

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. We intend to use the revolving credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $600.0 million term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be prepaid without penalty.

Revolving credit facilities with a combined credit limit of approximately $70.3 million are in place for operations in Asia and Europe with combined outstanding balances of $53.9 million and $44.4 million as of December 31, 2017 and December 31, 2016, respectively.

We believe our existing sources of liquidity are sufficient to satisfy our working capital needs and financial commitments, as well as continued stockholder return activities.

Tax Cuts and Jobs Act of 2017

Tax Reform enacted in December 2017 will have a favorable impact on our profitability and cash flows through a reduction in our effective income tax rate. In 2017, we recognized a one-time, provisional net tax benefit of $207.3 million primarily relating to the remeasurement of deferred tax assets and liabilities at the lowered tax rate, which was partially offset by repatriation liabilities.

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

Various industrial revenue bonds had combined outstanding balances of $10.1 million and $10.6 million as of December 31, 2017 and December 31, 2016, respectively, and maturities through 2027.

As of December 31, 2017, we had $243.5 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021. We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial statement covenants that require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2017 was approximately 9.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2017, calculated in accordance with the terms of the Credit Agreement, was 29.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at December 31, 2017.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2017 and 2016, we were contingently liable under standby letters of credit in the aggregate amounts of $43.1 million and $51.9 million, respectively. The letters of credit are related to insurance policies and construction projects.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)
Long-Term Debt Obligations	$1,914.5	$92.0	$121.2	$943.9	$757.4
Estimated Interest on Long-Term Debt (1)	519.1	61.5	118.9	93.7	245.0
Operating Lease Obligations	201.1	62.7	85.2	35.5	17.7
Purchase Obligations – Other (2)	157.7	62.3	63.5	31.5	0.4
Other Long-Term Liabilities
Reflected on the Balance Sheet
under GAAP (3)	49.9	5.7	18.2	12.3	13.7
Total	$2,842.3	$284.2	$407.0	$1,116.9	$1,034.2

(1)

Interest is estimated using applicable rates as of December 31, 2017 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $538.0 million is assumed to remain unchanged until its maturity date in September 2021.

(2)

The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long‑term sales commitments.

(3)

Includes the estimated benefit payments for the next ten years for various long‑term retirement plans. For qualified defined benefit plans we have only included the estimated employer contribution amounts for 2018 as funding projections beyond 2018 are not practical to estimate. We have excluded deferred income taxes of $440.8 million, long‑term tax contingencies of $4.1 million and other long‑term liabilities of $7.7 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.84 billion as of December 31, 2017, or approximately 24% of total assets or 39% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.11 billion at December 31, 2017, or approximately 14% of total assets or 24% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further information regarding our 2016 and 2015 impairment charges and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to goodwill and intangible assets and long‑lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Long‑Lived Assets—Goodwill and Indefinite‑Lived Intangible Assets

We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products or end markets, reductions in our future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, as necessary. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist in 2017, 2016 or 2015. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $36.4 million and $21.2 million in 2016 and 2015, respectively. No impairment of intangible assets with indefinite lives was recognized in 2017. See Note 17 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Long‑Lived Assets—Other

We review the recoverability of our other long‑lived assets, primarily property, plant and equipment and intangible assets subject to amortization, and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We recorded impairment charges on property, plant, and equipment of $4.2 million, $16.0 million and $17.7 million in 2017, 2016 and 2015, respectively. We recorded impairment charges of $14.4 million on our intangible assets subject to amortization in 2015. No impairment of intangible assets subject to amortization was recognized in 2017 and 2016. See Note 17 — “Impairment of Long-Lived Assets” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

Impact of Recently Issued Accounting Standards

Please refer to Note 1 — “Summary of Significant Accounting Policies” of Part II, Item 8 "Financial Statements and Supplementary Data” for discussion of the impact of recently issued accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing, demand and availability.

Commodity price risk

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., global economic factors and foreign currency rates. We do not currently use financial derivatives to hedge against metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pre‑tax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pre‑tax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pre‑tax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.

Foreign exchange rate risk

Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not currently hedge our net investments in foreign subsidiaries due to the long‑term nature of those investments.

Total foreign currency transaction gains and losses impacting earnings were as follows: losses of $4.9 million in 2017, gains of $1.8 million in 2016, and insignificant in 2015.

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

Market risk related to our variable‑rate debt is estimated as the potential decrease in pre‑tax earnings resulting from an increase in interest rates. As of December 31, 2017, our total variable interest rate debt outstanding amounted to approximately $1.16 billion, which was primarily comprised of the borrowings on our revolving credit facility of $538.0 million and term loan of $562.5 million. A 100 basis point increase in interest rates on our $1.16 billion of outstanding variable interest rate debt would result in approximately $11.6 million of additional interest expense on an annual basis.

Item 8.  Financial Statements and Supplementary Data

RELIANCE STEEL & ALUMINUM CO.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliance Steel & Aluminum Co.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California

February 28, 2018

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$154.4	$122.8
Accounts receivable, less allowance for doubtful accounts of $15.5 at December 31, 2017 and $15.3 at December 31, 2016	1,087.3	960.2
Inventories	1,726.0	1,532.6
Prepaid expenses and other current assets	80.7	72.9
Income taxes receivable	2.9	—
Total current assets	3,051.3	2,688.5
Property, plant and equipment:
Land	229.7	228.2
Buildings	1,095.3	1,059.2
Machinery and equipment	1,738.6	1,647.3
Accumulated depreciation	(1,407.3)	(1,272.5)
Property, plant and equipment, net	1,656.3	1,662.2

Goodwill	1,842.6	1,827.4
Intangible assets, net	1,112.1	1,151.3
Cash surrender value of life insurance policies, net	47.8	46.9
Other assets	40.9	35.0
Total assets	$7,751.0	$7,411.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$346.7	$302.2
Accrued expenses	83.6	83.7
Accrued compensation and retirement costs	139.3	140.8
Accrued insurance costs	42.1	40.6
Current maturities of long-term debt and short-term borrowings	92.0	82.5
Income taxes payable	—	6.2
Total current liabilities	703.7	656.0
Long-term debt	1,809.4	1,846.7
Long-term retirement costs	85.4	89.6
Other long-term liabilities	11.8	13.0
Deferred income taxes	440.8	626.9
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,609,540 at December 31, 2017 and 72,682,793 at December 31, 2016	594.6	590.3
Retained earnings	4,144.1	3,663.2
Accumulated other comprehensive loss	(71.6)	(104.7)
Total Reliance stockholders’ equity	4,667.1	4,148.8
Noncontrolling interests	32.8	30.3
Total equity	4,699.9	4,179.1
Total liabilities and equity	$7,751.0	$7,411.3

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$9,721.0	$8,613.4	$9,350.5
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,933.2	6,023.1	6,803.6
Warehouse, delivery, selling, general and administrative	1,902.8	1,798.1	1,725.3
Depreciation and amortization	218.4	222.0	218.5
Impairment of long-lived assets	4.2	52.4	53.3
	9,058.6	8,095.6	8,800.7

Operating income	662.4	517.8	549.8

Other expense:
Interest	73.9	84.6	84.3
Other expense, net	4.7	4.0	6.8
Income before income taxes	583.8	429.2	458.7
Income tax (benefit) provision	(37.2)	120.1	142.5
Net income	621.0	309.1	316.2
Less: Net income attributable to noncontrolling interests	7.6	4.8	4.7
Net income attributable to Reliance	$613.4	$304.3	$311.5

Earnings per share attributable to Reliance stockholders:
Diluted	$8.34	$4.16	$4.16
Basic	$8.42	$4.21	$4.20

Cash dividends per share	$1.80	$1.65	$1.60

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$621.0	$309.1	$316.2
Other comprehensive income (loss) :
Foreign currency translation gain (loss)	28.8	(5.7)	(51.0)
Unrealized loss on investments, net of tax	—	—	(0.4)
Pension and postretirement benefit adjustments, net of tax	4.3	0.7	0.6
Total other comprehensive income (loss)	33.1	(5.0)	(50.8)
Comprehensive income	654.1	304.1	265.4
Less: Comprehensive income attributable to noncontrolling interests	7.6	4.8	4.7
Comprehensive income attributable to Reliance	$646.5	$299.3	$260.7

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except share and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2015	77,337,251	$819.4	$3,328.5	$(48.9)	$28.9	$4,127.9
Net income	—	—	311.5	—	4.7	316.2
Other comprehensive loss	—	—	—	(50.8)	—	(50.8)
Noncontrolling interest purchased	—	(0.6)	—	—	(2.0)	(2.6)
Payments to noncontrolling interest holders	—	—	—	—	(3.0)	(3.0)
Stock-based compensation	271,438	16.8	—	—	—	16.8
Stock options exercised	325,024	15.1	—	—	—	15.1
Repurchase of common shares	(6,194,641)	(355.5)	—	—	—	(355.5)
Stock-based compensation tax deficit	—	—	(1.3)	—	—	(1.3)
Delaware reincorporation	—	38.6	(38.6)	—	—	—
Cash dividends — $1.60 per share and dividend equivalents	—	—	(120.1)	—	—	(120.1)
Balance at December 31, 2015	71,739,072	533.8	3,480.0	(99.7)	28.6	3,942.7
Net income	—	—	304.3	—	4.8	309.1
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
Payments to noncontrolling interest holders	—	—	—	—	(3.1)	(3.1)
Stock-based compensation	188,576	18.0	—	—	—	18.0
Stock options exercised	755,145	37.5	—	—	—	37.5
Cumulative effect of change in accounting for stock-based compensation	—	1.0	(0.6)	—	—	0.4
Cash dividends — $1.65 per share and dividend equivalents	—	—	(120.5)	—	—	(120.5)
Balance at December 31, 2016	72,682,793	590.3	3,663.2	(104.7)	30.3	4,179.1
Net income	—	—	613.4	—	7.6	621.0
Other comprehensive income	—	—	—	33.1	—	33.1
Payments to noncontrolling interest holders	—	—	—	—	(5.1)	(5.1)
Stock-based compensation	164,958	24.1	—	—	—	24.1
Stock options exercised	98,405	5.2	—	—	—	5.2
Repurchase of common shares	(336,616)	(25.0)	—	—	—	(25.0)
Cash dividends — $1.80 per share and dividend equivalents	—	—	(132.5)	—	—	(132.5)
Balance at December 31, 2017	72,609,540	$594.6	$4,144.1	$(71.6)	$32.8	$4,699.9

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$621.0	$309.1	$316.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	218.4	222.0	218.5
Impairment of long-lived assets	4.2	52.4	53.3
Deferred income tax benefit	(192.6)	(0.5)	(17.1)
Gain on sales of property, plant and equipment	(9.5)	(1.2)	(2.2)
Stock-based compensation expense	33.4	24.4	21.3
Other	7.7	7.7	9.8
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(119.7)	(31.2)	222.5
Inventories	(186.6)	(30.4)	306.8
Prepaid expenses and other assets	(11.5)	26.7	(25.2)
Accounts payable and other liabilities	34.2	47.5	(78.9)
Net cash provided by operating activities	399.0	626.5	1,025.0

Investing activities:
Purchases of property, plant and equipment	(161.6)	(154.9)	(172.2)
Acquisitions, net of cash acquired	(37.8)	(348.7)	(0.4)
Proceeds from sales of property, plant and equipment	27.6	8.9	7.4
Other	(7.6)	(10.4)	(4.7)
Net cash used in investing activities	(179.4)	(505.1)	(169.9)

Financing activities:
Net short-term debt borrowings (repayments)	8.4	(12.6)	12.7
Proceeds from long-term debt borrowings	875.0	2,073.0	573.0
Principal payments on long-term debt	(915.3)	(2,061.4)	(962.3)
Debt issuance costs	—	(6.8)	—
Dividends and dividend equivalents paid	(132.0)	(120.4)	(120.1)
Exercise of stock options	5.2	37.5	15.1
Share repurchases	(25.0)	—	(355.5)
Other	(14.4)	(9.5)	(11.4)
Net cash used in financing activities	(198.1)	(100.2)	(848.5)
Effect of exchange rate changes on cash and cash equivalents	10.1	(2.7)	(8.5)
Increase (decrease) in cash and cash equivalents	31.6	18.5	(1.9)
Cash and cash equivalents at beginning of year	122.8	104.3	106.2
Cash and cash equivalents at end of year	$154.4	$122.8	$104.3

Supplemental cash flow information:
Interest paid during the year	$72.5	$81.4	$82.0
Income taxes paid during the year, net	$171.1	$95.1	$204.9

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$—	$6.1	$—

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Business

We operate a metals service center network of more than 300 locations in 40 states in the U.S. and in 13 other countries (Australia, Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) that provides value‑added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business as a metals service center operator.

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

Accounts Receivable and Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base, with limited exposure to any single customer account, and various industries into which our products are sold. Trade receivables are typically non‑interest bearing and are initially recorded at cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a C.O.D. basis when collectability is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral is required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the uncollectability of accounts receivable based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written-off against the allowance in the period we determine that the receivable is uncollectible. As a result of the above factors, we do not consider ourselves to have any significant concentrations of credit risk.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long‑term debt approximate carrying values due to the short period of time to maturity. Fair values of long‑term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes of $750.0 million as of December 31, 2017 and 2016. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2017 and 2016, were $831.7 million and $773.2 million, respectively, compared to their carrying values of $744.0 million and $743.2 million as of the end of each respective fiscal year. These estimated fair values are based on Level 2 inputs. Fair values are generally based on quoted market prices for identical or similar instruments.

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

Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. We review the recoverability of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognized impairment losses of $14.4 million on our other intangible assets with finite lives in 2015 and $36.4 million and $21.2 million related to our other intangible assets with indefinite lives in 2016 and 2015, respectively. We recognized impairment losses of $4.2 million, $16.0 million and $17.7 million for property, plant, and equipment in 2017, 2016 and 2015, respectively. See Note 17 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

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

Shipping and handling charges to our customers are included in Net sales. Costs incurred in connection with shipping and handling our products that are performed by third-party carriers and costs incurred by our personnel are typically included in operating expenses. In 2017, 2016 and 2015, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were $372.3 million, $346.2 million, and $319.1 million, respectively.

Stock‑Based Compensation

All of our stock‑based compensation plans are considered equity plans. We calculate the fair value of stock options on the grant date based on the closing market price of our common stock, using a Black‑Scholes option‑pricing model. The fair value of restricted stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock options, restricted stock awards, and restricted stock units is expensed on a straight‑line basis over their respective vesting periods, net of forfeitures when they occur. The stock-based compensation expense recorded was $33.4 million, $24.4 million, and $21.3 million in 2017, 2016 and 2015, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 14 — “Commitments and Contingencies” for further discussion on our environmental remediation matters.

Income Taxes

We file a consolidated U.S. federal income tax return with our wholly owned domestic subsidiaries. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax reporting bases of assets and liabilities using the enacted tax rates expected to be in effect when such differences are realized or settled. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date of the change. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. We evaluate on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted, which included significant changes to the taxation of U.S. corporations. These changes include, among other things, a reduction of the U.S. federal statutory rate from 35% to 21% effective in 2018, the implementation of a territorial tax system, a one-time tax in 2017 on accumulated foreign profits that have not been previously subject to U.S. tax law (deemed repatriation), the repeal of the corporate alternative minimum tax and changes to business deductions, including the repeal of the deduction for domestic production activities. For further discussion of the impact of the tax legislation, see Note 9 — “Income Taxes”.

Foreign Currencies

The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other expense, net caption and amounted to net losses of $4.9 million in 2017 and net gains of $1.8 million in 2016. Gains and losses resulting from foreign currency transactions were insignificant in 2015.

Impact of Recently Issued Accounting Standards—Adopted

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2017, the Financial Accounting Standards Board (“FASB”) issued accounting changes to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and to narrow the amounts eligible for capitalization in assets. The amendments require the service cost component of net periodic benefit cost be reported in the same line as other compensation costs and the other components of net periodic benefit cost be presented in the income statement outside of operating income. We adopted these changes in 2017 on a retrospective basis. As a result of the adoption, we retrospectively adjusted the presentation of our income statement, decreasing Warehouse, delivery, selling, general and administrative expense by $5.2 million and $3.2 million and increasing Other expense, net by $5.2 million and $3.2 million in 2016 and 2015, respectively. The adjustments to the income statement presentation for 2016 and 2015 were estimated using the components of net periodic benefit cost other than service cost included in Note 11 — “Employee Benefits” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We include the components of net periodic benefit cost other than service cost in Other expense, net in all periods presented. The amendment requiring only the service cost component of net periodic benefit cost to be eligible for capitalization in assets did not impact our asset capitalization policies. The adoption of these changes did not have a material impact on our consolidated financial statements.

Clarifying the Definition of a Business—In January 2017, the FASB issued accounting changes to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The accounting changes provide a framework to determine when a set of assets and activities is not a business. Our adoption of these accounting changes in 2017 did not have a material impact on our consolidated financial statements.

Improvements to Employee Share-Based Payment Accounting—In March 2016, the FASB issued accounting changes intended to improve various aspects of the accounting for share-based payment transactions as part of its simplification

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

initiative. We adopted these changes as of January 1, 2016. The adoption of these changes did not have a material impact on our consolidated financial statements. For further discussion of our adoption of these accounting changes, see Note 12 — “Equity”.

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

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes, which replace most of the detailed guidance on revenue recognition that currently exists under U.S. GAAP. Under the new standard, an entity should recognize revenue when goods or services are transferred to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

We completed our evaluation of the new standard and its potential impacts on our consolidated financial statements and will adopt the new standard on January 1, 2018 using the modified retrospective approach. We will not record a cumulative-effect adjustment to retained earnings upon adoption. The adoption of the new standard will have an insignificant impact on our revenue recognition practices. This is mainly due to our businesses having minimal contract sales, as we primarily sell our inventories in the “spot market” under fixed price sales orders, the toll processing and logistics services we provide being short-term in nature and our contracts with customers generally having only one performance obligation. However, our future revenue recognition disclosures in the notes to our consolidated financial statements will be significantly expanded due to the disaggregation of revenue disclosure requirements.

Note 2. Acquisitions

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales during the period from October 2, 2017 to December 31, 2017 were $7.8 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

We funded our acquisition of Ferguson with borrowings on our revolving credit facility and cash on hand.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales in 2017 were $22.0 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales in 2017 were $21.6 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales in 2017 were $135.5 million.

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2017 or 2016, as applicable. The purchase price allocation for

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Ferguson is preliminary and is pending the completion of pre-acquisition income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations of the acquisitions completed in 2017 and 2016, $3.7 million and $38.2 million, respectively, were allocated to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for the 2017 and 2016 acquisitions of $3.7 million and $76.8 million, respectively, with weighted average lives of 10.0 and 15.5 years, respectively. The goodwill arising from our 2017 and 2016 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Tax deductible goodwill from our 2016 acquisitions amounted to $104.7 million. Total tax deductible goodwill amounted to $664.0 million as of December 31, 2017.

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

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Inventories consisted of the following:

	December 31,	December 31,
	2017	2016
	(in millions)
LIFO inventories - cost on the FIFO method	$1,390.0	$1,219.0

LIFO inventory valuation reserve adjustment	(21.8)	51.5
Lower of cost or market adjustment	—	(42.6)
Cost on FIFO method (higher) lower than LIFO value	(21.8)	8.9

Inventories - stated on LIFO method	1,368.2	1,227.9
Inventories - stated on FIFO method	357.8	304.7
	$1,726.0	$1,532.6

The lower of cost or market charge in 2016 was due to a significant decline in metals pricing that resulted in our LIFO inventory valuation exceeding current replacement cost. In 2016, we also recorded a lower of cost or market charge of $7.6 million relating to certain inventories of a foreign subsidiary that are remeasured into the U.S. dollar.

The changes in the LIFO valuation reserve and impact of LIFO liquidations were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
LIFO inventory valuation reserve adjustment charge (income)	$73.3	$(8.5)	$(186.1)
Liquidation of LIFO inventory quantities that increased cost of sales	**	**	$38.7

** Insignificant liquidations of LIFO inventory quantities.

Cost increases for the majority of our products were the primary cause of the 2017 increase in the LIFO valuation reserve. Cost decreases for the majority of our products were the primary cause of the 2016 and 2015 reductions in the LIFO valuation reserve.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 5. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)

Balance at January 1, 2015	$1,736.4
Acquisitions	0.4
Purchase price allocation adjustments	(0.4)
Effect of foreign currency translation	(11.6)
Balance at December 31, 2015	1,724.8
Acquisitions	103.4
Disposal of businesses	(1.0)
Effect of foreign currency translation	0.2
Balance at December 31, 2016	1,827.4
Acquisitions	10.3
Effect of foreign currency translation	4.9
Balance at December 31, 2017	$1,842.6

All of the goodwill recorded from our 2016 acquisitions is tax deductible.

We had no accumulated impairment losses related to goodwill at December 31, 2017.

Note 6. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2017		December 31, 2016
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.7	$0.8	$(0.4)	$1.1	$(0.6)
Customer lists/relationships	14.6	745.0	(391.3)	736.7	(338.9)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.4	6.3	(5.9)	6.3	(5.5)
		760.2	(405.7)	752.2	(353.1)
Intangible assets not subject to amortization:
Trade names		757.6	—	752.2	—
		$1,517.8	$(405.7)	$1,504.4	$(353.1)

Intangible assets recorded in connection with our 2017 acquisition was $7.4 million (see Note 2 — “Acquisitions”). A total of $3.7 million was allocated to the trade name acquired, which is not subject to amortization.

Impairment losses of $36.4 million related to eight of our trade name intangible assets were recognized in 2016. Impairment losses of $21.2 million related to five of our trade name intangible assets and $14.4 million related to two of

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

our customer relationship intangible assets were recognized in 2015. See Note 17 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $50.6 million, $54.1 million and $53.7 million in 2017, 2016 and 2015, respectively. Foreign currency translation gains related to intangible assets, net in 2017 were $4.0 million.

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2018	$46.7
2019	46.6
2020	46.6
2021	42.6
2022	34.3

Note 7. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $47.8 million and $46.9 million as of December 31, 2017 and 2016, respectively.

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

Income earned on all of our life insurance policies is recorded in the Other expense, net caption in the accompanying consolidated statements of income (see Note 13 — “Other Expense, net”).

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. We borrowed $49.9 million, $51.3 million and $47.9 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $64.0 million, $64.7 million and $60.4 million in 2017, 2016 and 2015, respectively. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk‑free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2017 and 2016, loans and accrued interest outstanding on EMJ’s life insurance policies were $612.0 million and $577.6 million, respectively. There were no borrowings available as of December 31, 2017 and December 31, 2016. Interest expense on borrowings against cash surrender values is included in the Other expense, net caption in the accompanying consolidated statements of income (see Note 13 — “Other Expense, net”).

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 8. Debt

Debt consisted of the following:

	December 31,	December 31,
	2017	2016

	(in millions)
Unsecured revolving credit facility due September 30, 2021	$538.0	$540.0
Unsecured term loan due from March 30, 2018 to September 30, 2021	562.5	600.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	64.0	55.0
Total	1,914.5	1,945.0
Less: unamortized discount and debt issuance costs	(13.1)	(15.8)
Less: amounts due within one year and short-term borrowings	(92.0)	(82.5)
Total long-term debt	$1,809.4	$1,846.7

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving facility for up to $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at December 31, 2017 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR rate and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be repaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 2.96% and 2.16% as of December 31, 2017 and December 31, 2016, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 2.82% and 2.02% as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, we had $538.0 million of outstanding borrowings, $53.3 million of letters of credit issued and $908.7 million available for borrowing on the revolving credit facility.

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

December 31, 2017

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $70.3 million are in place for operations in Asia and Europe with combined outstanding balances of $53.9 million and $44.4 million as of December 31, 2017 and December 31, 2016, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.1 million and $10.6 million as of December 31, 2017 and December 31, 2016, respectively, and maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial covenants that require us to comply with an interest coverage ratio and a leverage ratio.

Debt Maturities

The following is a summary of aggregate maturities of long‑term debt for each of the next five years and thereafter:

2018	$92.0
2019	60.6
2020	60.6
2021	943.6
2022	0.3
Thereafter	757.4
$1,914.5

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 9. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2014 and state and local tax examinations before 2013. Significant components of the provision for income taxes attributable to continuing operations were as follows:

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2014 and state and local tax examinations before 2013. Significant components of the provision for income taxes attributable to continuing operations were as follows:Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2014 and state and local tax examinations before 2013. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$117.8	$91.1	$129.5
State	21.5	18.9	21.3
Foreign	16.1	10.6	8.8
	155.4	120.6	159.6
Deferred:
Federal	(202.8)	3.0	(11.7)
State	11.1	1.0	(4.5)
Foreign	(0.9)	(4.5)	(0.9)
	(192.6)	(0.5)	(17.1)
	$(37.2)	$120.1	$142.5

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)

U.S.	$524.6	$411.0	$427.3
International	59.2	18.2	31.4
Income before income taxes	$583.8	$429.2	$458.7

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax reform	(35.5)	—	—
State income tax, net of federal tax effect	3.8	3.1	2.0
Foreign earnings taxed at lower rates	(0.7)	(0.8)	(0.8)
Net effect of life insurance policies	(3.6)	(4.2)	(3.6)
Net effect of changes in unrecognized tax benefits	(0.2)	(4.3)	0.7
Domestic production activity deduction	(1.6)	(1.7)	(2.0)
Loss on sale of assets	(0.8)	—	—
Other, net	(2.8)	0.9	(0.2)
Effective tax rate	(6.4)%	28.0%	31.1%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$34.8	$77.6
Inventory costs capitalized for tax purposes	23.1	29.2
Stock-based compensation	10.5	12.0
Allowance for doubtful accounts	3.4	5.3
Tax credits carryforwards	1.3	1.3
Net operating loss carryforwards	5.6	4.7
Total deferred tax assets	78.7	130.1
Deferred tax liabilities:
Property, plant and equipment, net	(159.7)	(238.6)
Goodwill and other intangible assets	(307.3)	(451.2)
LIFO inventories	(39.5)	(54.1)
Deferred income	(0.8)	(7.1)
Other	(12.2)	(6.0)
Total deferred tax liabilities	(519.5)	(757.0)
Net deferred tax liabilities	$(440.8)	$(626.9)

As of December 31, 2017, we had available state net operating loss carryforwards (“NOL”) of $6.3 million to offset future income taxes expiring in years 2018 through 2037. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted, which included significant changes to the taxation of U.S. corporations. These changes include, among other things, a reduction of the U.S. federal statutory rate from 35% to 21% effective in 2018, the implementation of a territorial tax system, a one-time tax in 2017 on accumulated foreign profits that have not been previously subject to U.S. tax (deemed repatriation), the repeal of the corporate alternative minimum tax and changes to business deductions, including the repeal of the deduction for domestic production activities.

We recognized a provisional net tax benefit in 2017 relating to Tax Reform of $207.3 million. The components of our preliminary assessment of the impact of Tax Reform on our 2017 provision for income taxes were as follows:

(in millions)
Effect of tax rate changes on deferred tax assets and liabilities	$216.7
Repatriation and related liabilities	(9.4)
Tax benefit, net	$207.3

Our accounting of the repatriation and related liabilities included in our preliminary assessment of the impact of Tax Reform is incomplete; however we were able to record a provisional amount based on our estimates. Furthermore, Tax

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Reform created a minimum tax on global intangible low-taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. Due to the complexity of the new GILTI tax rules, we are not yet able to reasonably estimate its effects and therefore have not included any amount relating to GILTI in our preliminary assessment of the impact of Tax Reform. We are continuing to gather additional information to enable us to more precisely compute our repatriation and related liabilities and determine the impact, if any, of GILTI and will update our provisional amounts during 2018. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimated financial impacts from Tax Reform are subject to further analysis, interpretation and clarification of the new tax law, which could result in changes to our estimates in 2018.

Unrecognized Tax Benefits

We are under audit by various state jurisdictions but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Unrecognized tax benefits at January 1	$5.2	$22.9	$20.2
Increases in tax positions for prior years	—	0.4	0.3
Decreases in tax positions for prior years	(0.1)	(0.6)	(1.7)
Increases in tax positions for current year	—	0.1	4.2
Settlements	(0.2)	(17.6)	(0.1)
Lapses in statutes-of-limitation periods	(0.8)	—	—
Unrecognized tax benefits at December 31	$4.1	$5.2	$22.9

As of December 31, 2017, $4.1 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.5 million and $0.7 million as of December 31, 2017 and 2016, respectively.

Note 10. Stock‑Based Compensation Plans

We grant stock‑based compensation to our employees and directors. At December 31, 2017, an aggregate of 1,745,716 shares were authorized for future grant under our various stock‑based compensation plans, including stock options, restricted stock units, and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. As stock options are exercised, restricted stock units and restricted stock awards vest, we issue new shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Stock Options

Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate
	Option	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(in years)	(in millions)
Outstanding at January 1, 2015	1,327,412	$49.66
Exercised	(390,606)	48.19
Expired or forfeited	(2,481)	51.96
Outstanding at December 31, 2015	934,325	50.26
Exercised	(753,645)	49.70
Outstanding at December 31, 2016	180,680	52.61
Exercised	(98,405)	52.41
Expired or forfeited	(7,000)	58.68
Outstanding at December 31, 2017	75,275	$52.30	0.9	$2.5
Exercisable at December 31, 2017	75,275	$52.30	0.9	$2.5

All stock options outstanding at December 31, 2017 had four-year vesting periods and seven-year terms, with the exception of 40,000 options granted to our non‑employee directors that had one-year vesting periods and ten-year terms.

There were no unvested stock options at December 31, 2017 and 2016.

Proceeds from stock options exercised under all stock option plans in 2017, 2016 and 2015 were $5.2 million, $37.5 million and $15.1 million, respectively. The total intrinsic values of all options exercised in 2017, 2016 and 2015 were $2.8 million, $16.3 million and $4.8 million, respectively.

The tax benefit realized from option exercises in 2017, 2016 and 2015 were $8.4 million, $14.3 million and $7.6 million, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2017:

		Options Outstanding and Exercisable
		Weighted Average
		Remaining	Weighted
Range of	Outstanding at	Contractual Life	Average
Exercise Price	December 31, 2017	in Years	Exercise Price
$38	12,000	1.4	$38.00
$44 - $45	16,000	2.4	44.99
$55 - $56	35,275	0.1	55.73
$66 - $67	12,000	0.4	66.28
$38 - $67	75,275	0.9	$52.30

Restricted Stock

In 2017, 2016 and 2015, we granted 446,525, 512,895 and 507,760, respectively, restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2017, 2016 and 2015 RSU granted has a service-based condition and cliff vests at December 1, 2019, December 31, 2018 and December 31, 2017, respectively, if the recipient is an employee on those dates. In addition to the service-based condition, 169,009, 190,175, and 185,450 of the RSUs granted in 2017, 2016 and 2015, respectively, also have performance goals and vest only upon the satisfaction of the service-based condition and certain three-year performance targets. In addition to the 2015 RSUs described above, we also granted 10,000 service-based and 40,000 performance-based RSUs to our former CEO as a result of his planned retirement in July 2016 that had a service-based condition and eighteen-month performance targets ended June 30, 2016. The fair value of the 2017, 2016 and 2015 RSUs granted was $79.60 per share, $69.16 per share and $59.27 per share, respectively, determined based on the closing price of our common stock on the grant date.

In 2017, 2016 and 2015, 18,120, 11,851, and 12,719 shares of restricted stock, respectively, were granted to the non‑employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the restricted stock granted in 2017, 2016, and 2015, was $71.73 per share, $70.88 per share, and $66.03 per share, respectively, determined based on the closing price of our common stock on the grant date. The awards include dividend rights and vest immediately upon grant.

In 2017, 2016 and 2015, we made payments of $9.3 million, $6.4 million and $4.5 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation caption of the statement of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of December 31, 2017 and changes during the year then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2017	985,540	$64.34
Granted	446,525	79.60
Vested	(467,968)	59.33
Canceled or forfeited	(39,522)	67.99
Unvested at December 31, 2017	924,575	$74.09

Unrecognized Compensation Cost

As of December 31, 2017, there was $39.5 million of total unrecognized compensation cost related to unvested stock‑based compensation awards granted under all stock‑based compensation plans. That cost is expected to be recognized over a weighted average period of 1.33 years.

Note 11. Employee Benefits

Employee Stock Ownership Plan

We have a tax-qualified employee stock ownership plan (the “ESOP”) that is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations. The Company will cease making annual contributions to the ESOP after the 2018 plan year.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit‑sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. Eligibility occurs after three months of service, and the Company contribution vests at 25% per year. Other 401(k) and profit‑sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2017.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP. Separate Supplemental Executive Retirement Plans (“SERPs”) exist for certain wholly owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain current and former key employees. All SERPs have been frozen to new participants.

Deferred Compensation Plan

In December 2008, the Reliance Deferred Compensation Plan was established for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance Deferred Compensation Plan as of December 31, 2017 and 2016 was $21.2 million and $16.6 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $20.2 million as of December 31, 2017.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For the years ended December 31, 2017, 2016, and 2015 our contributions to these plans were $5.4 million, $5.3 million and $5.2 million, respectively. Some of the plans we participate in are in endangered, critical, or declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plans

We, through certain subsidiaries, maintain qualified defined benefit pension plans for certain of our union employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. Certain of these plans are frozen as of December 31, 2017.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the various  SERPs and Defined Benefit Plans:

	SERPs		Defined Benefit Plans
	2017	2016	2017	2016
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$48.5	$49.4	$95.9	$96.3
Service cost	0.8	1.1	1.5	1.6
Interest cost	1.1	1.6	3.7	3.9
Actuarial loss	1.0	1.1	6.2	0.6
Benefits paid	(1.2)	(1.3)	(3.8)	(6.1)
Plan amendments	—	—	0.2	—
Plan settlements	(13.6)	(3.4)	(0.2)	(0.4)
Benefit obligation at end of year	$36.6	$48.5	$103.5	$95.9

Change in plan assets
Fair value of plan assets at beginning of year	N/A	N/A	$73.3	$70.2
Actual return on plan assets	N/A	N/A	9.9	3.9
Employer contributions	N/A	N/A	9.8	5.5
Benefits paid	N/A	N/A	(4.0)	(6.3)
Fair value of plan assets at end of year	N/A	N/A	$89.0	$73.3

Funded status
Funded status of the plans	$(36.6)	$(48.5)	$(14.5)	$(22.6)

Items not yet recognized as component of net
periodic pension expense
Unrecognized net actuarial losses	$10.3	$14.1	$24.5	$25.4
Unamortized prior service cost	—	—	2.1	2.3
	$10.3	$14.1	$26.6	$27.7

As of December 31, 2017 and 2016, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plans
	2017	2016	2017	2016
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(1.2)	$(14.8)	$—	$—
Noncurrent liabilities	(35.4)	(33.7)	(14.5)	(22.6)
Accumulated other comprehensive loss	10.3	14.1	26.6	27.7
Net amount recognized	$(26.3)	$(34.4)	$12.1	$5.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

The accumulated benefit obligation for all SERPs was $32.6 million and $44.2 million as of December 31, 2017 and 2016, respectively. The accumulated benefit obligation for all defined benefit pension plans was $103.5 million and $95.9 million as of December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$75.5	$95.9
Projected benefit obligation	75.5	95.9
Fair value of plan assets	60.3	73.3

Following are the details of net periodic benefit cost related to the SERPs and Defined Benefit Plans:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(in millions)			(in millions)
Service cost	$0.8	$1.1	$1.0	$1.5	$1.6	$1.7
Interest cost	1.1	1.6	1.3	3.7	3.9	3.7
Expected return on plan assets	—	—	—	(4.4)	(4.6)	(5.0)
Settlement loss	3.7	1.0	—	0.1	0.1	—
Prior service (credit) cost	—	—	(0.3)	0.3	0.3	0.2
Amortization of net loss	0.9	1.4	1.5	1.5	1.5	1.8
	$6.5	$5.1	$3.5	$2.7	$2.8	$2.4

Net periodic benefit cost related to the SERPs and Defined Benefit Plans is presented in our statements of income as summarized below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(in millions)			(in millions)
Amounts recognized in the statement of income
Warehouse, delivery, selling, general and administrative expense	$0.8	$1.1	$1.0	$1.5	$1.6	$1.7
Other expense, net	5.7	4.0	2.5	1.2	1.2	0.7
	$6.5	$5.1	$3.5	$2.7	$2.8	$2.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Weighted average assumptions to determine net cost
Discount rate	3.36%	3.45%	3.02%	3.93%	4.13%	3.87%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.17%	6.57%	6.59%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plans
	December 31,		December 31,
	2017	2016	2017	2016
Weighted average assumptions to determine benefit obligations
Discount rate	3.04%	3.34%	3.47%	3.93%
Expected long-term rate of return on plan assets	N/A	N/A	6.17%	6.57%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions to the SERPs and Defined Benefit Plans during 2018 are expected to be $1.2 million and $1.6 million, respectively.

Plan Assets and Investment Policy

The weighted‑average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2017	2016
Plan Assets
Equity securities	55%	58%
Debt securities	38%	38%
Other	7%	4%
Total	100%	100%

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 35% to 65%, debt securities 15% to 45% and other assets of 0% to 15%. We establish our estimated long‑term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2017:
Common stock (1)	$26.7	$—	$—	$26.7
U.S. government, state, and agency	—	4.7	—	4.7
Corporate debt securities (2)	—	17.4	—	17.4
Mutual funds (3)	30.8	3.5	—	34.3
Interest and non-interest bearing cash	5.9	—	—	5.9
	$63.4	$25.6	$—	$89.0

December 31, 2016:
Common stock (1)	$23.5	$—	$—	$23.5
U.S. government, state, and agency	—	7.3	—	7.3
Corporate debt securities (2)	—	10.3	—	10.3
Mutual funds (3)	26.3	3.0	—	29.3
Interest and non-interest bearing cash	2.9	—	—	2.9
	$52.7	$20.6	$—	$73.3

(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

(2)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two‑sided markets, benchmark securities, bids, offers, and reference data.

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

Summary Disclosures for All Defined Benefit Plans

The following is a summary of benefit payments under our various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plans
	(in millions)
2018	$1.2	$4.2
2019	1.1	4.4
2020	13.5	4.5
2021	1.1	4.7
2022	8.3	4.9
2023 – 2027	4.6	27.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2018 are as follows:

		Defined
	SERPs	Benefit Plans
	(in millions)
Actuarial loss	$1.0	$1.4
Prior service cost	—	0.3
Total	$1.0	$1.7

Supplemental Bonus Plan

In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. As of December 31, 2017, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 75,379 shares of Reliance common stock totaling $6.5 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the years ended December 31, 2017, 2016 and 2015 amounted to $0.6 million, $2.1 million and ($0.2) million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance‑sponsored retirement plans was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Master Plan	$25.0	$22.3	$21.4
Other Defined Contribution Plans	9.0	8.5	7.9
Employee Stock Ownership Plan	1.8	1.8	1.5
Deferred Compensation Plan	0.9	0.7	0.6
Supplemental Executive Retirement Plans	6.5	5.1	3.5
Defined Benefit Plans	2.7	2.8	2.4
	$45.9	$41.2	$37.3

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Common Stock

We have paid regular quarterly cash dividends on our common stock for 58 consecutive years. Our Board of Directors increased the quarterly dividend to $0.425 per share from $0.40 per share in July 2016, increased it to $0.45 per share in February 2017 and increased it again in February 2018 to $0.50 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Share Repurchase Plan

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 under the Securities Act of 1934, as amended (the “Exchange Act”). During 2017, we repurchased approximately 0.3 million shares of our common stock at an average cost of $74.27 per share, for a total of $25.0 million. We did not repurchase any shares in 2016. During 2015, we repurchased approximately 6.2 million shares of our common stock at an average cost of $57.39 per share, for a total of $355.5 million. Since initiating the share repurchase plan in 1994, we have repurchased approximately 22.5 million shares at an average cost of $31.58 per share. As of December 31, 2017, we had authorization under the plan to purchase approximately 8.1 million shares, or about 11% of our current outstanding shares.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2017	$(79.9)	$(24.8)	$(104.7)
Current-year change	28.8	4.3	33.1
Balance as of December 31, 2017	$(51.1)	$(20.5)	$(71.6)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $13.6 million and $14.9 million as of December 31, 2017 and December 31, 2016, respectively.

See Note 11 — “Employee Benefits” for information regarding reclassification of amounts from accumulated comprehensive loss to net income.

Note 13. Other Expense, net

Significant components of Other expense, net are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Investment income from life insurance policies	$(66.4)	$(60.8)	$(55.3)
Interest expense on life insurance policy loans	66.5	62.1	57.4
Life insurance policy cost of insurance	11.5	10.9	10.1
Income from life insurance policy redemptions	(8.5)	(4.4)	(4.2)
Foreign currency transaction losses (gains)	4.9	(1.8)	—
Net periodic benefit cost — components other than service cost	6.9	5.2	3.2
All other, net	(10.2)	(7.2)	(4.4)
	$4.7	$4.0	$6.8

Note 14. Commitments and Contingencies

Lease Commitments

We lease land, buildings and equipment under non‑cancelable operating leases expiring in various years through 2041. Rent expense for leases that contain scheduled rent increases are recorded on a straight‑line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non‑cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2017:

Operating
Leases
(in millions)
2018	$62.7
2019	50.1
2020	35.1
2021	21.9
2022	13.6
Thereafter	17.7
$201.1

Total rental expense amounted to $77.9 million, $78.9 million and $80.0 million in 2017, 2016 and 2015, respectively.

Included in the amounts for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $3.4 million, $3.6 million and $5.2 million in 2017, 2016 and 2015,

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2022.

Purchase Commitments

As of December 31, 2017, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long‑term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $126.2 million, with amounts in 2018, 2019 and thereafter being $38.9 million, $28.1 million, and $59.2 million, respectively.

Collective Bargaining Agreements

As of December 31, 2017, approximately 12%, or 1,770, of our total employees are covered by 41 collective bargaining agreements at 53 of our different locations, which expire at various times over the next eight years. Approximately 600 of our employees are covered by 23 different collective bargaining agreements that will expire during 2018.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$613.4	$304.3	$311.5
Denominator:
Weighted average shares outstanding	72,851,021	72,362,513	74,096,349
Dilutive effect of stock-based awards	688,403	758,405	805,715
Weighted average diluted shares outstanding	73,539,424	73,120,918	74,902,064

Earnings per share attributable to Reliance stockholders:
Diluted	$8.34	$4.16	$4.16
Basic	$8.42	$4.21	$4.20

Potentially dilutive securities whose effect would have been antidilutive were not significant for 2017, 2016, and 2015.

Note 16. Segment Information

We have one reportable segment, metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2017	2016	2015
Carbon steel	52%	52%	52%
Aluminum	19%	20%	19%
Stainless steel	14%	14%	14%
Alloy	6%	5%	7%
Toll processing and logistics	4%	4%	3%
Other	5%	5%	5%
Total	100%	100%	100%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2017
Net sales	$8,847.3	$873.7	$9,721.0
Long-lived assets	4,353.7	346.0	4,699.7
Year Ended December 31, 2016
Net sales	7,867.3	746.1	8,613.4
Long-lived assets	4,385.2	337.6	4,722.8
Year Ended December 31, 2015
Net sales	8,617.7	732.8	9,350.5
Long-lived assets	4,211.5	355.9	4,567.4

Note 17. Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $4.1 million, $69.1 million and $56.3 million in 2017, 2016 and 2015, respectively. The 2016 and 2015 charges mainly related to certain of our energy-related businesses as a result of the impact to our businesses from continued low crude oil prices that reduced drilling activity and the resulting decline in demand for the products we sell to the energy market (oil and gas).

The impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Property, plant and equipment	$4.2	$16.0	$17.7
Intangible assets, net	—	36.4	35.6
Total impairment charges	4.2	52.4	53.3
Restructuring––cost of sales	(0.2)	12.8	1.6
Restructuring––warehouse, delivery, selling, general and administrative expense	0.1	2.9	1.0
Restructuring––depreciation expense	—	—	0.4
Restructuring––non-operating expense	—	1.0	—
Total impairment and restructuring charges	$4.1	$69.1	$56.3

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017

Note 18. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2017 and 2016:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2017:
Net sales	$2,419.3	$2,475.2	$2,450.1	$2,376.4
Cost of sales	1,697.7	1,773.1	1,764.6	1,697.8
Gross profit (1)	721.6	702.1	685.5	678.6
Net income	113.4	104.8	99.0	303.8
Net income attributable to Reliance	111.7	103.0	97.3	301.4
Earnings per share attributable to Reliance stockholders:
Diluted	1.52	1.40	1.32	4.09
Basic	1.53	1.41	1.33	4.14

2016:
Net sales	$2,162.7	$2,203.9	$2,185.2	$2,061.6
Cost of sales	1,526.0	1,518.8	1,530.6	1,447.7
Gross profit (1)	636.7	685.1	654.6	613.9
Net income	93.5	102.1	50.6	62.9
Net income attributable to Reliance	92.2	100.9	49.5	61.7
Earnings per share attributable to Reliance stockholders:
Diluted	1.27	1.38	0.68	0.84
Basic	1.28	1.39	0.68	0.85

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

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions			Amounts
	Balance at	Charged to			Charged to	Balance at
	Beginning	Costs and			Other	End of
Description	of Period	Expenses	Deductions		Accounts	Period
Year Ended December 31, 2015
Allowance for doubtful accounts	$18.3	$4.7	$6.7	(1)	$—	$16.3
Year Ended December 31, 2016
Allowance for doubtful accounts	$16.3	$5.2	$6.5	(1)	$0.3	$15.3
Year Ended December 31, 2017
Allowance for doubtful accounts	$15.3	$6.7	$6.5	(1)	$—	$15.5

(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2017 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliance Steel & Aluminum Co.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance Steel & Aluminum Co.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Los Angeles, California

February 28, 2018

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018 (the “Proxy Statement”) are incorporated herein by reference.

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

Notes to Consolidated Financial Statements

Quarterly Results of Operations (Unaudited)

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Registrant’s Amended and Restated Bylaws.	8-K	3.2	6/1/2015
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.	8-K	3.1	2/16/2016
4.01	Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
10.01	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.	10-K	10.06	12/31/1996

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
10.03	Registrant’s Amended and Restated Directors Stock Option Plan.	DEF 14A	Appendix A	5/18/2005
10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan.	S-8	4.1	8/4/2006
10.05	Form of Incentive/Non-Qualified Stock Option Agreement.	S-8	4.2	8/4/2006
10.06	Form of Restricted Stock Agreement.	S-8	4.3	8/4/2006
10.07	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.08	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.09	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.10	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	5/18/2011
10.11	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.12	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.13	Credit Agreement dated as of September 30, 2016 by and among Registrant, Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the other lenders party thereto.	8-K	10.1	10/4/2016
10.14	Form of Third Amended and Restated Credit Agreement dated as of April 4, 2013 by and among Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the other lenders party thereto.	8-K	4.1	4/4/2013
10.15	Registrant’s Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/27/2015
21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

* Filed herewith
** Furnished herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

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

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 28, 2018
Mark V. Kaminski

/s/ Gregg J. Mollins	President and Chief Executive Officer; Director (Principal Executive Officer)	February 28, 2018
Gregg J. Mollins

/s/ Karla R. Lewis	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 28, 2018
Karla R. Lewis

/s/ Sarah J. Anderson	Director	February 28, 2018
Sarah J. Anderson

/s/ Karen W. Colonias	Director	February 28, 2018
Karen W. Colonias

/s/ John G. Figueroa	Director	February 28, 2018
John G. Figueroa

/s/ Thomas W. Gimbel	Director	February 28, 2018
Thomas W. Gimbel

/s/ David H. Hannah	Director	February 28, 2018
David H. Hannah

/s/ Douglas M. Hayes	Director	February 28, 2018
Douglas M. Hayes

/s/ Robert A. McEvoy	Director	February 28, 2018
Robert A. McEvoy

/s/ Andrew G. Sharkey III	Director	February 28, 2018
Andrew G. Sharkey III

/s/ Douglas W. Stotlar	Director	February 28, 2018
Douglas W. Stotlar