Form 10-Q
period 2018-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2018-05-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2018, 72,336,378 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value amounts)

	March 31,	December 31,
	2018	2017*
ASSETS
Current assets:
Cash and cash equivalents	$145.4	$154.4
Accounts receivable, less allowance for doubtful accounts of $18.4 at March 31, 2018 and $15.5 at December 31, 2017	1,323.7	1,087.3
Inventories	1,902.9	1,726.0
Prepaid expenses and other current assets	65.6	80.7
Income taxes receivable	—	2.9
Total current assets	3,437.6	3,051.3
Property, plant and equipment:
Land	229.5	229.7
Buildings	1,106.6	1,095.3
Machinery and equipment	1,765.4	1,738.6
Accumulated depreciation	(1,447.2)	(1,407.3)
Property, plant and equipment, net	1,654.3	1,656.3

Goodwill	1,850.4	1,842.6
Intangible assets, net	1,115.5	1,112.1
Cash surrender value of life insurance policies, net	44.3	47.8
Other assets	45.8	40.9
Total assets	$8,147.9	$7,751.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$483.9	$346.7
Accrued expenses	91.5	83.6
Accrued compensation and retirement costs	108.4	139.3
Accrued insurance costs	48.3	42.1
Current maturities of long-term debt and short-term borrowings	101.2	92.0
Income taxes payable	40.8	—
Total current liabilities	874.1	703.7
Long-term debt	1,947.1	1,809.4
Long-term retirement costs	87.0	85.4
Other long-term liabilities	14.3	11.8
Deferred income taxes	441.8	440.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,342,804 at March 31, 2018 and 72,609,540 at December 31, 2017	549.1	594.6
Retained earnings	4,275.9	4,144.1
Accumulated other comprehensive loss	(74.5)	(71.6)
Total Reliance stockholders’ equity	4,750.5	4,667.1
Noncontrolling interests	33.1	32.8
Total equity	4,783.6	4,699.9
Total liabilities and equity	$8,147.9	$7,751.0

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$2,757.1	$2,419.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,937.2	1,697.7
Warehouse, delivery, selling, general and administrative	519.4	476.2
Depreciation and amortization	54.1	55.2
	2,510.7	2,229.1

Operating income	246.4	190.2

Other expense:
Interest expense	19.3	17.3
Other expense, net	1.9	4.4
Income before income taxes	225.2	168.5
Income tax provision	54.1	55.1
Net income	171.1	113.4
Less: Net income attributable to noncontrolling interests	2.1	1.7
Net income attributable to Reliance	$169.0	$111.7

Earnings per share attributable to Reliance stockholders:
Diluted	$2.30	$1.52
Basic	$2.32	$1.53

Cash dividends per share	$0.50	$0.45

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2018	2017
Net income	$171.1	$113.4
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2.9)	7.6
Pension and postretirement benefit adjustments, net of tax	—	2.3
Total other comprehensive (loss) income	(2.9)	9.9
Comprehensive income	168.2	123.3
Less: Comprehensive income attributable to noncontrolling interests	2.1	1.7
Comprehensive income attributable to Reliance	$166.1	$121.6

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$171.1	$113.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	54.1	55.2
Deferred income tax provision	1.1	0.2
Gain on sales of property, plant and equipment	(0.1)	(3.9)
Stock-based compensation expense	6.4	5.5
Other	3.0	4.0
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(230.6)	(186.7)
Inventories	(169.8)	(146.5)
Prepaid expenses and other assets	15.9	9.2
Accounts payable and other liabilities	162.2	128.9
Net cash provided by (used in) operating activities	13.3	(20.7)

Investing activities:
Purchases of property, plant and equipment	(41.8)	(34.1)
Acquisitions, net of cash acquired	(39.6)	(1.3)
Other	4.1	3.4
Net cash used in investing activities	(77.3)	(32.0)

Financing activities:
Net short-term debt borrowings (repayments)	1.0	(3.8)
Proceeds from long-term debt borrowings	398.0	339.0
Principal payments on long-term debt	(253.7)	(242.1)
Dividends and dividend equivalents paid	(38.5)	(33.7)
Exercise of stock options	2.8	2.8
Share repurchases	(49.3)	—
Other	(5.4)	(1.8)
Net cash provided by financing activities	54.9	60.4
Effect of exchange rate changes on cash and cash equivalents	0.1	3.3
(Decrease) increase in cash and cash equivalents	(9.0)	11.0
Cash and cash equivalents at beginning of year	154.4	122.8
Cash and cash equivalents at end of period	$145.4	$133.8

Supplemental cash flow information:
Interest paid during the period	$9.0	$8.1
Income taxes paid during the period, net	$9.0	$3.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting changes that replaced most of the detailed guidance on revenue recognition that previously existed under U.S. GAAP. Under the new standard, an entity should recognize revenue when goods or services are transferred to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We adopted these changes as of January 1, 2018 using the modified retrospective method. See Note 4—“Revenues” for further details.

Classification of Certain Cash Receipts and Cash Payments—In August 2016, the FASB issued accounting changes that clarify the presentation and classification of certain cash receipts and payments in the statement of cash flows with the objective of reducing the existing diversity in practice with respect to eight types of cash flows. We adopted these changes as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on the balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, or January 1, 2019 for the Company. Early adoption is permitted. We have implemented a lease management system and are developing processes necessary to implement these accounting changes. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our net income, equity, or cash flows. We anticipate adopting this new standard on January 1, 2019 with modified retrospective application, using the available practical expedients.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, the FASB issued accounting changes that allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The adoption of this standard will not have a material impact on our consolidated financial statements.

3.  Acquisitions

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose was founded in 1990 and is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to March 31, 2018 were $2.3 million.

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts for diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales were $9.5 million for the first quarter of 2018.

We funded our acquisitions of DuBose and Ferguson with borrowings on our revolving credit facility and cash on hand.

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of March 31, 2018 and December 31, 2017, as applicable. The purchase price allocations for our acquisitions of DuBose and Ferguson are preliminary and are pending the completion of pre-acquisition income tax returns.  The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

4. Revenues

Revenue from Contracts with Customers

On January 1, 2018, we adopted new accounting guidance relating to the recognition of revenue from contracts with our customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We did not record a cumulative-effect adjustment to retained earnings upon adoption and comparable period financial statement amounts have not been adjusted. Our reported results for the first quarter of 2018 would not have been different if reported under the previous accounting standard.

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations and the amount of our contract balances is not significant.

The following table presents our sales disaggregated by product and service. Certain sales taxes or value-added taxes collected from customers are excluded from our reported sales.

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Carbon Steel	$1,461.2	$1,285.5
Aluminum	550.2	483.1
Stainless Steel	403.2	347.3
Alloy	169.0	145.3
Toll processing and logistics	101.1	87.2
Other and eliminations	72.4	70.9
Total	$2,757.1	$2,419.3

Metal Sales

Metal product sales represented approximately 94% of our first quarter of 2018 revenues. We have minimal contract sales with our customers as we primarily sell our inventories in the “spot market” under fixed price sales orders. The contracts with our customers generally have only one performance obligation. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

Toll Processing and Logistics

Toll processing services relate to the processing of customer-owned metal. Logistics services primarily include transportation services for metal we toll-process. Revenue for these services is recognized over time as the toll processing or logistics services are performed. These services are generally short-term in nature with the service being performed in less than one day.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. However, our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers.

5.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2018	$1,842.6
Acquisition	9.1
Effect of foreign currency translation	(1.3)
Balance at March 31, 2018	$1,850.4

We had no accumulated impairment losses related to goodwill at March 31, 2018.

The goodwill recorded from our acquisition of DuBose is tax deductible.

6.  Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2018		December 31, 2017
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$0.8	$(0.4)	$0.8	$(0.4)
Customer lists/relationships	14.5	752.6	(402.4)	745.0	(391.3)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.7	7.6	(6.6)	6.3	(5.9)
		769.1	(417.5)	760.2	(405.7)
Intangible assets not subject to amortization:
Trade names		763.9	—	757.6	—
		$1,533.0	$(417.5)	$1,517.8	$(405.7)

Intangible assets recorded in connection with our acquisition of DuBose were $15.7 million as of March 31, 2018 (see Note 3—“Acquisitions”). A total of $6.6 million was allocated to the trade names acquired, which are not subject to amortization.

We recognized amortization expense for intangible assets of $11.8 million and $13.4 million for the first quarters of 2018 and 2017, respectively. Foreign currency translation losses related to intangible assets, net, were $0.9 million for the first quarter of 2018.

The following is a summary of estimated aggregate amortization expense for the remaining nine months of 2018 and each of the succeeding five years:

(in millions)
2018 (remaining nine months)	$35.7
2019	47.5
2020	47.5
2021	43.4
2022	35.2
2023	29.1

7.  Debt

Debt consisted of the following:

	March 31,	December 31,
	2018	2017
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$690.0	$538.0
Unsecured term loan due from June 29, 2018 to September 30, 2021	555.0	562.5
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	65.7	64.0
Total	2,060.7	1,914.5
Less: unamortized discount and debt issuance costs	(12.4)	(13.1)
Less: amounts due within one year and short-term borrowings	(101.2)	(92.0)
Total long-term debt	$1,947.1	$1,809.4

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at March 31, 2018 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.37% and 2.96% as of March 31, 2018 and December 31, 2017, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 3.13% and 2.82% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we had $690.0 million of outstanding borrowings, $52.9 million of letters of credit issued and $757.1 million available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $66.5 million are in place for operations in Asia and Europe with combined outstanding balances of $55.6 million and $53.9 million as of March 31, 2018 and December 31, 2017, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.1 million as of March 31, 2018 and December 31, 2017, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial statement covenants that require us to maintain an interest coverage ratio and a maximum leverage ratio.

8.  Income Taxes

Our effective income tax rates for the first quarters of 2018 and 2017 were 24.0% and 32.7%, respectively. Our first quarter of 2018 effective income tax rate was favorably impacted by Tax Reform, which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21% effective January 1, 2018. Based on our preliminary assessment of the impact of Tax Reform, we recognized a one-time, provisional net tax benefit of $207.3 million in the fourth quarter of 2017, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimated financial impacts from Tax Reform are subject to further analysis, interpretation and clarification of the new law, which could result in changes to our estimates in future quarters in 2018. We did not make an adjustment during the first quarter of 2018 to our provisional estimate recognized in 2017. State income taxes offset by the effects of company-owned life insurance policies mainly accounted for the difference between our effective income tax rate and the federal statutory rate for the first quarter of 2018.

9.  Equity

Common Stock and Share Repurchase Plan

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since initiating the share repurchase plan in 1994, we have repurchased approximately 23.1 million shares at an average cost of $32.94 per share. As of March 31, 2018, we had authorization under the plan to purchase approximately 7.5 million shares, or about 10% of our current outstanding shares. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended
	March 31, 2018
			Weighted Average
	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation(1)	269,433	$1.0
Stock options exercised	48,275	2.8	$57.91
Share repurchases(2)	(592,564)	(50.0)
Total	(274,856)	$(46.2)

(1)	Stock-based compensation expense of $6.4 million reduced by $5.4 million of payments we made to tax authorities on our employees’ behalf for shares withheld related to net share settlements.
(2)	Includes 8,120 shares for $0.7 million pending settlement at March 31, 2018.

Dividends

On April 25, 2018, our Board of Directors declared the 2018 second quarter cash dividend of $0.50 per share. The dividend is payable on June 15, 2018 to stockholders of record as of May 25, 2018.

During the first quarters of 2018 and 2017, we declared and paid quarterly dividends of $0.50 and $0.45 per share, or $36.5 million and $32.8 million in total, respectively. During the first quarters of 2018 and 2017, we paid $2.0 million and $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”), respectively.

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based and performance-based RSUs that generally have 3-year vesting periods. The performance-based RSU awards are subject to both service and performance goal criteria. We also make annual grants of stock to the non-employee members of the Board of Directors that include dividend rights and vest immediately upon grant. The fair value of the RSUs and stock grants is determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested service-based and performance-based RSUs as of March 31, 2018 and changes during the quarter then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2018	924,575	$74.09
Granted(1)	474,715	84.26
Vested	(3,032)	71.59
Cancelled or forfeited	(10,018)	73.84
Unvested at March 31, 2018	1,386,240	$77.58
Shares reserved for future grants (all plans)	1,379,291

(1)	474,715 RSUs, including 178,970 performance-based RSUs, were granted in March 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2018	$(51.1)	$(20.5)	$(71.6)
Current-period change	(2.9)	—	(2.9)
Balance as of March 31, 2018	$(54.0)	$(20.5)	$(74.5)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $13.6 million as of March 31, 2018 and December 31, 2017.

10.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with an environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, which operations were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ maintained insurance policies during the time it owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the related costs. We do not expect that this obligation will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$169.0	$111.7
Denominator:
Weighted average shares outstanding	72,818,336	72,841,878
Dilutive effect of stock-based awards	632,029	573,487
Weighted average diluted shares outstanding	73,450,365	73,415,365

Earnings per share attributable to Reliance stockholders:
Diluted	$2.30	$1.52
Basic	$2.32	$1.53

Potentially dilutive securities whose effect would have been antidilutive were not significant for the first quarters of 2018 and 2017.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements may include, but are not limited to, discussions of our industry, our end markets, our business strategies and our expectations concerning future demand and our results of operations, margins, profitability, impairment charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”). As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Important risks and uncertainties about our business can be found in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Overview

We had strong operational execution in the first quarter of 2018 resulting in our highest net sales and gross profit in our history. Net sales for the first quarter of 2018 were $2.76 billion, up 14.0% from $2.42 billion for the first quarter of 2017. The positive pricing and demand fundamentals experienced in the fourth quarter of 2017 continued through the first quarter of 2018, with pricing momentum building throughout the quarter. Our gross profit margin in the first quarter of 2018 was 29.7%, which exceeded our estimated range of 27% to 29% and drove record quarterly gross profit dollars of $819.9 million. Pricing levels were significantly higher in the first quarter of 2018 compared to the first quarter of 2017 for nearly every product we sell, which had a favorable impact on our revenues and earnings. We achieved several successes in the first quarter of 2018:

•	Net sales of $2.76 billion and 1.6 million tons sold, both the highest in our history;

•	Gross profit was $819.9 million, the highest in our history;

•	Our gross profit margin was 29.7%, above our estimated range of 27% to 29%;

•	Pre-tax income of $225.2 million, the third highest in our history, surpassed only by pre-tax income levels during two quarters in 2008; and

•	Our earnings per diluted share of $2.30 were the second highest in our history, surpassed only by the fourth quarter of 2017 which benefited from the impact of tax reform.

Our same-store tons sold increased 3.5% in the first quarter of 2018 compared to the first quarter of 2017, exceeding the industry increase reported by the Metals Service Center Institute (“MSCI”) of 2.6% during the same period. We believe our strong performance is attributable to our focus on small orders requiring high levels of quality and service on a just-in-time basis, as well as our significant investments in value-added processing equipment over the past few years. Our increase in tons sold is also attributable to anticipated Section 232 of the Trade Expansion Act of 1962 (“Section 232”) actions, which created concern about metal availability and resulted in a limited amount of pre-buying activity from certain of our customers.

Our same-store average selling price per ton sold in the first quarter of 2018 increased 10.0% compared to the first quarter of 2017. Our same-store average selling price per ton sold has increased sequentially in each of the past eight quarters, with the most significant price increases for certain carbon and stainless steel products. In the first quarter of 2018, pricing increased rapidly due to strong demand and accelerated Section 232 activity which drove higher metal pricing on nearly every product we sell.

Our S,G&A expense as a percent of sales of 18.8% in the first quarter of 2018 decreased from 19.7% in the first quarter of 2017 due to higher metals pricing and record tons sold that increased our sales levels.

We generated cash flow from operations of $13.3 million in the first quarter of 2018, up from $20.7 million used in operations in the first quarter of 2017 due to our strong gross profit margin coupled with the higher pricing and demand environment. We typically use cash from operations to build our working capital during the first half of the year, however, our strong earnings generated cash flow from operations in the first quarter of 2018. As of March 31, 2018, our net debt-to-total capital ratio was 28.6%, up from 27.2% as of December 31, 2017. We believe we have sufficient liquidity as of March 31, 2018, with approximately $757.1 million available for borrowing on our revolving credit facility.

In the first quarter of 2018, we completed one acquisition, invested $41.8 million in capital expenditures, and continued our stockholder return activities with an 11.1% increase in our regular quarterly dividend rate and $50.0 million of common stock repurchases.

We believe that our exposure to diverse end markets, broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities.

Acquisitions

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose was founded in 1990 and is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to March 31, 2018 were $2.3 million.

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts for diverse end markets including industrial machinery, automotive, aerospace, sugar producers and consumer electronics manufacturers. Ferguson’s net sales were $9.5 million for the first quarter of 2018.

We funded our 2018 and 2017 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth certain income statement data for the first quarters of 2018 and 2017, respectively (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$2,757.1	100.0%	$2,419.3	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	1,937.2	70.3	1,697.7	70.2
Gross profit (1)	819.9	29.7	721.6	29.8
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	519.4	18.8	476.2	19.7
Depreciation expense	42.3	1.5	41.8	1.7
Amortization expense	11.8	0.4	13.4	0.6
Operating income	$246.4	8.9%	$190.2	7.9%

(1)

Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2018	2017	Change	Change
	(in millions)
Net sales	$2,757.1	$2,419.3	$337.8	14.0%
Net sales, same-store	$2,745.2	$2,419.3	$325.9	13.5%

	Three Months Ended March 31,		Tons	Percentage
	2018	2017	Change	Change
	(in thousands)
Tons sold	1,595.7	1,540.4	55.3	3.6%
Tons sold, same-store	1,593.7	1,540.4	53.3	3.5%

	Three Months Ended March 31,		Price	Percentage
	2018	2017	Change	Change
Average selling price per ton sold	$1,724	$1,563	$161	10.3%
Average selling price per ton sold, same-store	$1,719	$1,563	$156	10.0%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2018 and 2017 acquisitions.

Our consolidated net sales increased in the first quarter of 2018 compared to the first quarter of 2017 due to record tons sold and higher metals prices. Prices for nearly every product we sell improved in the first quarter of 2018 compared to the first quarter of 2017. Our same-store average selling price per ton sold has increased sequentially in the past eight quarters. Accelerated Section 232 activity favorably impacted both tons sold and metal prices.

The automotive (that we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets continued to perform well for us in the first quarter of 2018. Heavy industry demand was up from the low levels we experienced in the first quarter of 2017. Non-residential construction demand, including infrastructure, grew at a steady rate, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and gas) end market continued to gradually improve in the first quarter of 2018 compared to 2017, but remains significantly lower than the recent peak in 2014. In the first quarter of 2018, our same-store tons sold increased 3.5% compared to the first quarter of 2017, exceeding the industry increase reported by the MSCI of 2.6% during the same period.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the first quarter of 2018 increased 10.0% compared to the first quarter of 2017 given increased mill pricing for most products we sell. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	10.5%	10.4%
Aluminum	7.3%	7.2%
Stainless steel	7.6%	7.0%
Alloy	10.1%	9.6%

Cost of Sales

	Three Months Ended
	March 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$1,937.2	70.3%	$1,697.7	70.2%	$239.5	14.1%

The increase in cost of sales in the first quarter of 2018 compared to the first quarter of 2017 is mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $25.0 million in the first quarter of 2018 compared to a charge, or expense, of $10.0 million in the first quarter of 2017.

Gross Profit

	Three Months Ended
	March 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$819.9	29.7%	$721.6	29.8%	$98.3	13.6%

Our gross profit was higher in the first quarter of 2018 compared to the first quarter of 2017 due to higher tons sold and higher metals prices. Our first quarter of 2018 gross profit of $819.9 million was the highest in our history. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Three Months Ended
	March 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$519.4	18.8%	$476.2	19.7%	$43.2	9.1%
S,G&A expense, same-store	$514.3	18.7%	$476.2	19.7%	$38.1	8.0%
Depreciation & amortization expense	$54.1	2.0%	$55.2	2.3%	$(1.1)	(2.0)%

Same-store amounts exclude the results of our 2018 and 2017 acquisitions.

Our S,G&A expense increased due to increases in certain warehouse and delivery expenses due to improved shipping volumes and increases in profit-based compensation, as a result of higher levels of profitability, as well as significant increases in freight expenses from rising fuel prices. Our S,G&A expense as a percentage of sales decreased mainly due to our higher sales levels, as a result of higher average selling prices and higher tons sold.

Operating Income

	Three Months Ended
	March 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$246.4	8.9%	$190.2	7.9%	$56.2	29.5%

Our operating income was higher in the first quarter of 2018 compared to the first quarter of 2017 due to higher gross profit dollars from both higher average selling prices and higher tons sold. Our operating income margin increased mainly due to the decline in our S,G,&A expense as a percentage of sales due to our higher sales levels. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the first quarters of 2018 and 2017 were 24.0% and 32.7%, respectively. During the first quarter of 2018, our effective income tax rate was favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21% effective January 1, 2018. Based on our preliminary assessment of the impact of Tax Reform, we recognized a one-time, provisional net tax benefit of $207.3 million in the fourth quarter of 2017, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimated financial impacts from Tax Reform are subject to further analysis, interpretation and clarification of the new law, which could result in changes to our estimates in future quarters in 2018. We did not make an adjustment during the first quarter of 2018 to our provisional estimate recognized in 2017. State income taxes offset by the effects of company-owned life insurance policies mainly accounted for the difference between our effective income tax rate and the federal statutory rate for the first quarter of 2018.

Net Income

	Three Months Ended
	March 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$169.0	6.1%	$111.7	4.6%	$57.3	51.3%

The increases in our net income and net income as a percentage of sales were primarily the result of higher operating income and a lower effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $13.3 million in the first quarter of 2018 compared to net cash used in operating activities of $20.7 million in the first quarter of 2017. Our increased operating cash flow was due to our significantly higher profitability, which was offset by increased working capital requirements (primarily accounts receivable and inventory less accounts payable) due to higher metal prices and increased shipping volumes. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2018 and March 31, 2017, our days sales outstanding rate was 42.2 days. Our inventory turn rate (based on tons) during the first quarter of 2018 was 4.5 times (or 2.7 months on hand), compared to 4.7 times (or 2.6 months on hand) in the first quarter of 2017.

Investing Activities

Net cash used in investing activities of $77.3 million in the first quarter of 2018 increased from $32.0 million in the first quarter of 2017 due to $39.6 million used to fund an acquisition in the first quarter of 2018. Capital expenditures were $41.8 million in the first quarter of 2018 compared to $34.1 million in the first quarter of 2017. The majority of our 2018 and 2017 capital expenditures related to organic growth initiatives.

Financing Activities

Net cash provided by financing activities of $54.9 million in the first quarter of 2018 decreased slightly from $60.4 million in the first quarter of 2017. Net debt borrowings in the first quarter of 2018 were $145.3 million compared to $93.1 million in the first quarter of 2017. We used cash of $49.3 million to repurchase shares of our common stock in the first quarter of 2018. We paid dividends and dividend equivalents of $38.5 million during the first quarter of 2018, an increase of $4.8 million from the first quarter of 2017, due to an increase in our regular quarterly dividend rate in February 2018.

On April 25, 2018, our Board of Directors declared the 2018 second quarter cash dividend of $0.50 per share. We have increased our dividend 25 times since our IPO in 1994, with the most recent increase of 11.1% from $0.45 per share to $0.50 per share effective in the first quarter of 2018. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 59 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. During the first quarter of 2018, we repurchased 592,564 shares of our common stock at an average cost of $84.38 per share for a total of $50.0 million, including 8,120 shares for $0.7 million pending settlement at March 31, 2018. Since initiating the share repurchase plan in 1994, we have repurchased approximately 23.1 million shares at an average cost of $32.94 per share. As of March 31, 2018, we had authorization under the plan to purchase approximately 7.5 million shares, or about 10% of our current outstanding shares.  We expect to continue opportunistically repurchasing shares of our common stock going forward.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2018 was $2.06 billion, up from $1.91 billion at December 31, 2017. As of March 31, 2018, we had $690.0 million of outstanding borrowings, $52.9 million of letters of credit issued and $757.1 million available for borrowing on our revolving credit facility.

As of March 31, 2018, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance stockholders’ equity plus total debt, net of cash) was 28.6%, up from 27.2% as of December 31, 2017.

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

Revolving credit facilities with a combined credit limit of approximately $66.5 million are in place for operations in Asia and Europe with combined outstanding balances of $55.6 million and $53.9 million as of March 31, 2018 and December 31, 2017, respectively.

Tax Cuts and Jobs Act of 2017

Tax Reform enacted in December 2017 had a favorable impact on our profitability and cash flows in the first quarter of 2018 compared to the first quarter of 2017 through a reduction in our effective income tax rate. In 2017, we recognized a one-time, provisional net tax benefit of $207.3 million, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities.

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

Various industrial revenue bonds had combined outstanding balances of $10.1 million as of March 31, 2018 and December 31, 2017, and have maturities through 2027.

As of March 31, 2018, we had $237.7 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities along with our stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial statement covenants that require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended March 31, 2018 was approximately 9.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of March 31, 2018, calculated in accordance with the terms of the Credit Agreement, was 30.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at March 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2018 and December 31, 2017, we were contingently liable under standby letters of credit in the aggregate amount of $42.7 million and $43.1 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of March 31, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. However, our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. Reduced shipping days also have a significant impact on our profitability. We cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.85 billion at March 31, 2018, or approximately 23% of total assets, or 39% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.12 billion at March 31, 2018, or approximately 14% of total assets, or 23% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives continue to be amortized over their estimated useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements. We do not believe that the new accounting guidance implemented in 2018 changed our critical accounting policies.

New Accounting Guidance

See Note 2—“Impact of Recently Issued Accounting Guidance” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. There have been no significant changes in our market risk exposures since December 31, 2017. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Excess capacity and over-production by foreign metal producers could increase the level of metal imports into the U.S., resulting in lower domestic prices, which would adversely affect our sales, margins and profitability.

Global metal-making capacity exceeds demand for metal products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, we believe metal manufacturers in these countries (often with government assistance or subsidies in various forms) have periodically exported metal at prices which may not reflect their costs of production or capital. Excessive imports of metal into the U.S. have exerted, and may continue to exert, downward pressure on U.S. metal prices.

On March 1, 2018, the President of the United States announced a plan to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process. We expect that these tariffs, while in effect, will discourage metal imports from non-exempt countries. However, we do not yet have sufficient information to evaluate in detail the possible impact of these tariffs on our operations or financial results. When these or other tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on our potential earnings and future results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
January 1 - January 31, 2018	-	-	-	8,091,976
February 1 - February 28, 2018	-	-	-	8,091,976
March 1 - March 31, 2018	592,564	84.38	592,564	7,499,412
Total	592,564		592,564

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: May 2, 2018	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)