Form 10-Q
period 2018-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2018-08-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, 72,350,258 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value amounts)

	June 30,	December 31,
	2018	2017*
ASSETS
Current assets:
Cash and cash equivalents	$124.3	$154.4
Accounts receivable, less allowance for doubtful accounts of $21.2 at June 30, 2018 and $15.5 at December 31, 2017	1,379.2	1,087.3
Inventories	2,062.1	1,726.0
Prepaid expenses and other current assets	82.6	80.7
Income taxes receivable	—	2.9
Total current assets	3,648.2	3,051.3
Property, plant and equipment:
Land	230.5	229.7
Buildings	1,122.6	1,095.3
Machinery and equipment	1,797.4	1,738.6
Accumulated depreciation	(1,484.1)	(1,407.3)
Property, plant and equipment, net	1,666.4	1,656.3

Goodwill	1,848.7	1,842.6
Intangible assets, net	1,101.5	1,112.1
Cash surrender value of life insurance policies, net	41.0	47.8
Other assets	46.8	40.9
Total assets	$8,352.6	$7,751.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$517.8	$346.7
Accrued expenses	83.0	83.6
Accrued compensation and retirement costs	141.8	139.3
Accrued insurance costs	43.9	42.1
Current maturities of long-term debt and short-term borrowings	104.4	92.0
Income taxes payable	8.5	—
Total current liabilities	899.4	703.7
Long-term debt	1,932.7	1,809.4
Long-term retirement costs	88.0	85.4
Other long-term liabilities	14.2	11.8
Deferred income taxes	437.5	440.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 72,350,258 at June 30, 2018 and 72,609,540 at December 31, 2017	561.3	594.6
Retained earnings	4,470.6	4,144.1
Accumulated other comprehensive loss	(85.7)	(71.6)
Total Reliance stockholders’ equity	4,946.2	4,667.1
Noncontrolling interests	34.6	32.8
Total equity	4,980.8	4,699.9
Total liabilities and equity	$8,352.6	$7,751.0

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$2,988.9	$2,475.2	$5,746.0	$4,894.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,071.4	1,773.1	4,008.6	3,470.8
Warehouse, delivery, selling, general and administrative	535.9	475.9	1,055.3	952.1
Depreciation and amortization	54.3	55.0	108.4	110.2
	2,661.6	2,304.0	5,172.3	4,533.1

Operating income	327.3	171.2	573.7	361.4

Other (income) expense:
Interest expense	21.3	18.5	40.6	35.8
Other (income) expense, net	(0.6)	0.3	1.3	4.7
Income before income taxes	306.6	152.4	531.8	320.9
Income tax provision	73.5	47.6	127.6	102.7
Net income	233.1	104.8	404.2	218.2
Less: Net income attributable to noncontrolling interests	2.3	1.8	4.4	3.5
Net income attributable to Reliance	$230.8	$103.0	$399.8	$214.7

Earnings per share attributable to Reliance stockholders:
Diluted	$3.16	$1.40	$5.46	$2.92
Basic	$3.19	$1.41	$5.51	$2.95

Cash dividends per share	$0.50	$0.45	$1.00	$0.90

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$233.1	$104.8	$404.2	$218.2
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(11.2)	6.4	(14.1)	14.0
Pension and postretirement benefit adjustments, net of tax	—	—	—	2.3
Total other comprehensive (loss) income	(11.2)	6.4	(14.1)	16.3
Comprehensive income	221.9	111.2	390.1	234.5
Less: Comprehensive income attributable to noncontrolling interests	2.3	1.8	4.4	3.5
Comprehensive income attributable to Reliance	$219.6	$109.4	$385.7	$231.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income	$404.2	$218.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108.4	110.2
Provision for uncollectible accounts	7.1	4.1
Deferred income tax benefit	(2.8)	(2.1)
Gain on sales of property, plant and equipment	(0.1)	(3.9)
Stock-based compensation expense	19.3	14.9
Other	4.1	5.6
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(295.0)	(219.5)
Inventories	(332.0)	(216.5)
Prepaid expenses and other assets	(1.5)	1.4
Accounts payable and other liabilities	185.3	102.8
Net cash provided by operating activities	97.0	15.2

Investing activities:
Purchases of property, plant and equipment	(98.6)	(72.8)
Acquisitions, net of cash acquired	(39.6)	(1.3)
Other	9.2	7.2
Net cash used in investing activities	(129.0)	(66.9)

Financing activities:
Net short-term debt (repayments) borrowings	(2.1)	3.3
Proceeds from long-term debt borrowings	670.0	541.0
Principal payments on long-term debt	(533.3)	(406.7)
Dividends and dividend equivalents paid	(74.6)	(66.5)
Exercise of stock options	2.8	2.8
Share repurchases	(50.0)	—
Other	(8.0)	(3.3)
Net cash provided by financing activities	4.8	70.6
Effect of exchange rate changes on cash and cash equivalents	(2.9)	4.8
(Decrease) increase in cash and cash equivalents	(30.1)	23.7
Cash and cash equivalents at beginning of year	154.4	122.8
Cash and cash equivalents at end of period	$124.3	$146.5

Supplemental cash flow information:
Interest paid during the period	$39.7	$36.1
Income taxes paid during the period, net	$114.5	$107.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in Reliance Steel & Aluminum Co.’s (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Leases—In February 2016, the FASB issued accounting changes which will require lessees to recognize most long-term leases on the balance sheet through the recognition of a right-of-use asset and a lease liability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, or January 1, 2019 for the Company. Early adoption is permitted. We have implemented a lease management system and are developing processes necessary to implement these accounting changes. We anticipate adopting this new standard on January 1, 2019 with modified retrospective application, using the available practical expedients. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our net income, equity, or cash flows. We are unable to quantify the ultimate impact of adopting this new standard at this time as the actual impact will depend on the total amount of our lease commitments as of the adoption date.

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

3.  Acquisitions

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose was founded in 1990 and is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to June 30, 2018 were $9.1 million.

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts for diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales were $19.4 million for the six months ended June 30, 2018.

We funded our acquisitions of DuBose and Ferguson with borrowings on our revolving credit facility and cash on hand.

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of June 30, 2018 and December 31, 2017, as applicable. The purchase price allocation for our acquisition of DuBose is preliminary and is pending the completion of pre-acquisition period income tax returns.  The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

4.  Revenues

Revenue from Contracts with Customers

On January 1, 2018, we adopted new accounting guidance relating to the recognition of revenue from contracts with our customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We did not record a cumulative-effect adjustment to retained earnings upon adoption and comparable period financial statement amounts have not been adjusted. Our reported results for the six months ended June 30, 2018 would not have been different if reported under the previous accounting standard.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Carbon Steel	$1,642.2	$1,331.8	$3,103.4	$2,617.3
Aluminum	570.0	487.8	1,120.2	970.9
Stainless Steel	428.7	348.0	831.9	695.3
Alloy	172.5	145.8	341.5	291.1
Toll processing and logistics	104.3	85.8	205.4	173.0
Other and eliminations	71.2	76.0	143.6	146.9
Total	$2,988.9	$2,475.2	$5,746.0	$4,894.5

Metal Sales

Metal product sales represented approximately 94% of our revenues for the six months ended June 30, 2018. We have minimal contract sales with our customers as we primarily sell our inventories in the “spot market” under fixed price sales orders. The contracts with our customers generally have only one performance obligation. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

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

5.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2018	$1,842.6
Acquisition	9.1
Effect of foreign currency translation	(3.0)
Balance at June 30, 2018	$1,848.7

We had no accumulated impairment losses related to goodwill at June 30, 2018.

The goodwill recorded from our acquisition of DuBose is tax deductible.

6.  Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2018		December 31, 2017
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$0.8	$(0.5)	$0.8	$(0.4)
Customer lists/relationships	14.5	751.1	(413.3)	745.0	(391.3)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	4.7	5.9	(5.7)	6.3	(5.9)
		765.9	(427.6)	760.2	(405.7)
Intangible assets not subject to amortization:
Trade names		763.2	—	757.6	—
		$1,529.1	$(427.6)	$1,517.8	$(405.7)

Intangible assets recorded in connection with our acquisition of DuBose were $15.7 million as of June 30, 2018 (see Note 3—“Acquisitions”). A total of $6.6 million was allocated to the trade names acquired, which is not subject to amortization.

We recognized amortization expense for intangible assets of $23.7 million and $26.7 million for the six months ended June 30, 2018 and 2017, respectively. Foreign currency translation losses related to intangible assets, net, were $2.3 million during the six months ended June 30, 2018.

The following is a summary of estimated aggregate amortization expense for the remaining six months of 2018 and each of the succeeding five years:

(in millions)
2018 (remaining six months)	$23.7
2019	47.3
2020	47.3
2021	43.2
2022	35.1
2023	29.1

7.  Debt

Debt consisted of the following:

	June 30,	December 31,
	2018	2017
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$690.0	$538.0
Unsecured term loan due from September 28, 2018 to September 30, 2021	547.5	562.5
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	61.4	64.0
Total	2,048.9	1,914.5
Less: unamortized discount and debt issuance costs	(11.8)	(13.1)
Less: amounts due within one year and short-term borrowings	(104.4)	(92.0)
Total long-term debt	$1,932.7	$1,809.4

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 5% through September 2018 and 10% thereafter until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at June 30, 2018 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.40% and 2.96% as of June 30, 2018 and December 31, 2017, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 3.34% and 2.82% as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we had $690.0 million of outstanding borrowings, $49.2 million of letters of credit issued and $760.8 million available for borrowing on the revolving credit facility.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $63.0 million are in place for operations in Asia and Europe with combined outstanding balances of $51.3 million and $53.9 million as of June 30, 2018 and December 31, 2017, respectively.

Various industrial revenue bonds had combined outstanding balances of $10.1 million as of June 30, 2018 and December 31, 2017, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

8.  Income Taxes

Our effective income tax rates for the three-month periods ended June 30, 2018 and 2017 were 24.0% and 31.2%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2018 and 2017 were 24.0% and 32.0%, respectively. Our 2018 three-month and six-month period effective income tax rates were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21%, effective January 1, 2018. Based on our preliminary assessment of the impact of Tax Reform, we recognized a one-time, provisional net tax benefit of $207.3 million in the fourth quarter of 2017, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimated financial impacts from Tax Reform are subject to further analysis, interpretation and clarification of the new law, which could result in changes to our estimates in future quarters in 2018. We did not make an adjustment during the six months ended June 30, 2018 to our provisional estimate recognized in 2017. State income taxes offset by the effects of company-owned life insurance policies mainly accounted for the difference between our effective income tax rate and the federal statutory rate for the six months ended June 30, 2018.

9.  Equity

Common Stock and Share Repurchase Plan

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the six months ended June 30, 2018, we repurchased 592,564 shares of our common stock at an average cost of $84.38 per share for a total of $50.0 million. Since initiating the share repurchase plan in 1994, we have repurchased approximately 23.1 million shares at an average cost of $32.94 per share. As of June 30, 2018, we had authorization under the plan to purchase approximately 7.5 million shares, or about 10% of our current outstanding shares. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
			Weighted Average			Weighted Average
	Shares	Amount	Exercise Price	Shares	Amount	Exercise Price
	(in millions, except share and per share amounts)
Stock-based compensation(1)	15,574	$12.9		285,007	$13.9
Stock options exercised	—	—		48,275	2.8	$57.91
Share repurchases	—	—		(592,564)	(50.0)
Total	15,574	$12.9		(259,282)	$(33.3)

(1)

The six months ended June 30, 2018 amount is comprised of stock-based compensation expense of $19.3 million reduced by $5.4 million of payments we made to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

Dividends

On July 25, 2018, our Board of Directors declared the 2018 third quarter cash dividend of $0.50 per share. The dividend is payable on September 7, 2018 to stockholders of record as of August 17, 2018.

During the second quarters of 2018 and 2017, we declared and paid quarterly dividends of $0.50 and $0.45 per share, or $36.1 million and $32.8 million in total, respectively. During the six months ended June 30, 2018 and 2017, we declared and paid quarterly dividends of $1.00 and $0.90 per share, or $72.6 million and $65.6 million in total, respectively. During the six months ended June 30, 2018 and 2017, we paid $2.0 million and $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”), respectively.

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based and performance-based RSUs that generally have approximately 3-year vesting periods. The performance-based RSU awards are subject to both service and performance goal criteria. We also make annual grants of stock to the non-employee members of the Board of Directors that include dividend rights and vest immediately upon grant. The fair value of the RSUs and stock grants is determined based on the closing stock price of our common stock on the grant date.

A summary of the status of our unvested service-based and performance-based RSUs as of June 30, 2018 and changes during the six-month period then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2018	924,575	$74.09
Granted(1)	474,715	84.26
Vested	(3,362)	71.72
Cancelled or forfeited	(13,318)	74.93
Unvested at June 30, 2018	1,382,610	$77.58
Shares reserved for future grants (all plans)	1,368,824

(1)	474,715 RSUs, including 178,970 performance-based RSUs, were granted in March 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2018	$(51.1)	$(20.5)	$(71.6)
Current-period change	(14.1)	—	(14.1)
Balance as of June 30, 2018	$(65.2)	$(20.5)	$(85.7)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $13.6 million as of June 30, 2018 and December 31, 2017.

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

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise in the ordinary course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations, financial condition or cash flows. We maintain general liability insurance against risks arising out of our normal course of business.

11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$230.8	$103.0	$399.8	$214.7
Denominator:
Weighted average shares outstanding	72,343,422	72,891,406	72,579,567	72,866,779
Dilutive effect of stock-based awards	644,376	609,295	638,203	591,391
Weighted average diluted shares outstanding	72,987,798	73,500,701	73,217,770	73,458,170

Earnings per share attributable to Reliance stockholders:
Diluted	$3.16	$1.40	$5.46	$2.92
Basic	$3.19	$1.41	$5.51	$2.95

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and six-month periods ended June 30, 2018 and 2017.

12.  Subsequent Events

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or “the KMS Companies”). The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including: laser cutting, stamping, turret punching, machining, powder coating and welding. For the fiscal year ended December 31, 2017, the KMS Companies’ combined net sales were $23.3 million.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”). As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Important risks and uncertainties about our business can be found in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, and such risk factors may be updated from time to time, including in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We had strong operational execution in the three-month and six-month periods ended June 30, 2018, resulting in our highest quarterly sales, gross profit and pre-tax income in our history. Net sales for the second quarter of 2018 were $2.99 billion, up 20.8% from $2.48 billion in the second quarter of 2017.  During the six-month period ended June 30, 2018, net sales were $5.75 billion, up 17.4% from $4.89 billion in the same period in 2017. Solid demand, coupled with favorable pricing impacts attributable to Section 232 of the Trade Expansion Act of 1962 (“Section 232”) tariffs, continued the positive pricing momentum experienced in the first quarter of 2018 into the second quarter of 2018, which resulted in pricing levels being significantly higher for almost every product we sell in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017. Pricing levels gained strength throughout the 2018 second quarter, which drove our gross profit margins of 30.7% and 30.2% in the three-month and six-month periods ended June 30, 2018, respectively. We achieved several successes in the three-month and six-month periods ended June 30, 2018, including:

•	Net sales of $2.99 billion in the second quarter of 2018, the highest in our history, increased $513.7 million, or 20.8%, compared to the second quarter of 2017;

•

Our gross profit margin of 30.7% in the second quarter of 2018 resulted in our highest ever quarterly gross profit dollars of $917.5 million. Our gross profit margins of 30.7% and 30.2% for the three-month and six month periods ended June 30, 2018, respectively, exceeded our estimated range of 27% to 29%;

•

Pre-tax income of $306.6 million in the second quarter of 2018, the highest in our history, was more than double our pre-tax income of $152.4 million in the second quarter of 2017. Our pre-tax income of $531.8 million for the six-months ended June 30, 2018 increased $210.9 million, or 65.7%, from $320.9 million in the same period in 2017; and

•

Our earnings per diluted share of $3.16 in the second quarter of 2018 were the second highest in our history, surpassed only by the fourth quarter of 2017, which included a significant benefit from tax reform.

Our same-store tons sold increased 2.7% and 3.1% in the three-month and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017, due to continuing solid demand conditions.

Our same-store average selling price per ton sold in the three-month and six-month periods ended June 30, 2018 increased 17.7% and 13.9%, respectively, compared to the same periods in 2017. Our same-store average selling price per ton sold has increased sequentially in each of the past nine quarters, with the most significant price increases for certain carbon and stainless steel products. In the first quarter of 2018, pricing increased rapidly due to strong demand and accelerated Section 232 activity which drove higher metal pricing on nearly every product we sell. This trend continued throughout the second quarter of 2018 with increased prices in each month of the quarter across all of our major commodities.

Our S,G&A expense as a percent of sales of 17.9% and 18.4% in the three-month and six-month periods ended June 30, 2018, respectively, decreased from 19.2% and 19.5% in the same 2017 periods, respectively, due to higher metals pricing and higher tons sold that increased our sales levels.

Due to our higher average selling prices and shipment levels, along with our strong gross profit margin and effective working capital management, we generated cash flow from operations of $97.0 million in the six months ended June 30, 2018, up from $15.2 million in the same period of 2017, despite significantly higher working capital requirements. As of June 30, 2018, our net debt-to-total capital ratio was 27.9%, up from 27.2% as of December 31, 2017. We believe we have sufficient liquidity as of June 30, 2018, with approximately $760.8 million available for borrowing on our revolving credit facility.

We believe that our exposure to diverse end markets, broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities.

Acquisitions

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or “the KMS Companies”). The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including: laser cutting, stamping, turret punching, machining, powder coating and welding. For the fiscal year ended December 31, 2017, the KMS Companies’ combined net sales were $23.3 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose was founded in 1990 and is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to June 30, 2018 were $9.1 million.

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts for diverse end markets including industrial machinery, automotive, aerospace, sugar producers and consumer electronics manufacturers. Ferguson’s net sales were $19.4 million for the six months ended June 30, 2018.

We funded our 2018 and 2017 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months and Six Months Ended June 30, 2018 Compared to Three Months and Six Months Ended June 30, 2017

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2018 and 2017 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,988.9	100.0%	$2,475.2	100.0%	$5,746.0	100.0%	$4,894.5	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	2,071.4	69.3	1,773.1	71.6	4,008.6	69.8	3,470.8	70.9
Gross profit (1)	917.5	30.7	702.1	28.4	1,737.4	30.2	1,423.7	29.1
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	535.9	17.9	475.9	19.2	1,055.3	18.4	952.1	19.5
Depreciation expense	42.4	1.4	41.7	1.7	84.7	1.5	83.5	1.7
Amortization expense	11.9	0.4	13.3	0.5	23.7	0.4	26.7	0.5
Operating income	$327.3	11.0%	$171.2	6.9%	$573.7	10.0%	$361.4	7.4%

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

Net Sales

	June 30,		Dollar	Percentage
	2018	2017	Change	Change
	(in millions)
Net sales (three months ended)	$2,988.9	$2,475.2	$513.7	20.8%
Net sales (six months ended)	$5,746.0	$4,894.5	$851.5	17.4%
Net sales, same-store (three months ended)	$2,972.3	$2,475.2	$497.1	20.1%
Net sales, same-store (six months ended)	$5,717.5	$4,894.5	$823.0	16.8%

	June 30,		Tons	Percentage
	2018	2017	Change	Change
	(in thousands)
Tons sold (three months ended)	1,584.5	1,540.3	44.2	2.9%
Tons sold (six months ended)	3,180.2	3,080.7	99.5	3.2%
Tons sold, same-store (three months ended)	1,581.5	1,540.3	41.2	2.7%
Tons sold, same-store (six months ended)	3,175.2	3,080.7	94.5	3.1%

	June 30,		Price	Percentage
	2018	2017	Change	Change
Average selling price per ton sold (three months ended)	$1,890	$1,600	$290	18.1%
Average selling price per ton sold (six months ended)	$1,807	$1,581	$226	14.3%
Average selling price per ton sold, same-store (three months ended)	$1,883	$1,600	$283	17.7%
Average selling price per ton sold, same-store (six months ended)	$1,801	$1,581	$220	13.9%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2018 and 2017 acquisitions.

Our consolidated net sales were higher in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 due to both higher tons sold and higher metals prices. Prices for almost every product we sell increased in both the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017.  Our same-store average selling price has increased sequentially in the past nine quarters. Section 232 activity favorably impacted both tons sold and metal prices.

The automotive (which we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets continued to perform well for us. Heavy industry demand continues to strengthen. Non-residential construction demand, including infrastructure, continues to steadily improve, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and gas) end market continued to gradually improve in the six months ended June 30, 2018 compared to the same period in 2017, but remains significantly lower than the recent peak in 2014.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the three-month and six-month periods ended June 30, 2018 increased 17.7% and 13.9%, respectively, from the comparable 2017 periods given increased mill pricing for most products we sell. As carbon steel sales represent approximately 53% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	20.2%	20.2%	15.4%	15.3%
Aluminum	15.2%	15.2%	11.2%	11.1%
Stainless steel	13.8%	13.4%	10.7%	10.2%
Alloy	13.8%	13.4%	11.9%	11.4%

Cost of Sales

	June 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$2,071.4	69.3%	$1,773.1	71.6%	$298.3	16.8%
Cost of sales (six months ended)	$4,008.6	69.8%	$3,470.8	70.9%	$537.8	15.5%

The increase in cost of sales in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 is mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $62.5 million and $87.5 million in the three-month and six-month periods ended June 30, 2018, respectively compared to a charge, or expense, of $10.0 million and $20.0 million in the three-month and six-month periods ended June 30, 2017, respectively.

Gross Profit

	June 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$917.5	30.7%	$702.1	28.4%	$215.4	30.7%
Gross profit (six months ended)	$1,737.4	30.2%	$1,423.7	29.1%	$313.7	22.0%

Our gross profit was higher in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 due to higher tons sold and higher metals prices. Our second quarter of 2018 gross profit of $917.5 million was the highest in our history followed by our first quarter of 2018 gross profit of $819.9 million. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in both the three-month and six-month periods ended June 30, 2018 benefited from both strong demand and higher metals prices as we were able to pass higher prices on to our customers before we received the higher cost metal in our inventory. During the three-month and six-month periods ended June 30, 2017 our gross profit margins declined slightly, especially for carbon and stainless products, due to the lack of mill price increases during the second quarter of 2017 and uncertainty in the marketplace surrounding potential restrictions on steel imports that resulted in more competitive environments during those periods compared to the same periods in 2018.

Expenses

	June 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$535.9	17.9%	$475.9	19.2%	$60.0	12.6%
S,G&A expense (six months ended)	$1,055.3	18.4%	$952.1	19.5%	$103.2	10.8%
S,G&A expense, same-store (three months ended)	$528.3	17.8%	$475.9	19.2%	$52.4	11.0%
S,G&A expense, same-store (six months ended)	$1,042.6	18.2%	$952.1	19.5%	$90.5	9.5%
Depreciation & amortization expense (three months ended)	$54.3	1.8%	$55.0	2.2%	$(0.7)	(1.3)%
Depreciation & amortization expense (six months ended)	$108.4	1.9%	$110.2	2.3%	$(1.8)	(1.6)%

Same-store amounts exclude the results of our 2018 and 2017 acquisitions.

Our S,G&A expense increased in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 due to increases in certain warehouse and delivery expenses due to increases in incentive compensation resulting from higher levels of profitability, as well as significant increases in freight expenses from rising fuel prices. Our S,G&A expense as a percentage of sales decreased over these same periods mainly due to our higher sales levels, as a result of higher average selling prices and higher tons sold.

Operating Income

	June 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$327.3	11.0%	$171.2	6.9%	$156.1	91.2%
Operating income (six months ended)	$573.7	10.0%	$361.4	7.4%	$212.3	58.7%

Our operating income was significantly higher in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 due to higher gross profit dollars from both higher average selling prices and higher tons sold. Our operating income margin in the three-month and six-month periods ended June 30, 2018 increased mainly due to our improved gross profit margins and the decline in our S,G&A expense as a percentage of sales due to our higher sales levels. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the three-month periods ended June 30, 2018 and 2017 were 24.0% and 31.2%, respectively. Our effective income tax rates for the six-month periods ended June 30, 2018 and 2017 were 24.0% and 32.0%, respectively. Our 2018 three-month and six-month period effective income tax rates were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21%, effective January 1, 2018. Based on our preliminary assessment of the impact of Tax Reform, we recognized a one-time, provisional net tax benefit of $207.3 million in the fourth quarter of 2017, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimated financial impacts from Tax Reform are subject to further analysis, interpretation and clarification of the new law, which could result in changes to our estimates in future quarters in 2018. We did not make an adjustment during the six months ended June 30, 2018 to our provisional estimate recognized in 2017. State income taxes offset by the effects of company-owned life insurance policies mainly accounted for the difference between our effective income tax rate and the federal statutory rate for the six months ended June 30, 2018.

Net Income

	June 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$230.8	7.7%	$103.0	4.2%	$127.8	124.1%
Net income attributable to Reliance (six months ended)	$399.8	7.0%	$214.7	4.4%	$185.1	86.2%

The increases in our net income and net income as a percentage of sales in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 were primarily the result of higher operating income, increased operating income margins and a lower effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $97.0 million in the six months ended June 30, 2018 compared to $15.2 million in the same period in 2017. Our increased operating cash flow was due to our significantly higher profitability that offset the increased working capital requirements (primarily accounts receivable and inventory less accounts payable) due to higher metal prices and increased shipping volumes. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2018 and June 30, 2017, our days sales outstanding rate was 41.9 days and 42.3 days, respectively. Our inventory turn rate (based on tons) during the six months ended June 30, 2018 was 4.4 times (or 2.7 months on hand), compared to 4.6 times (or 2.6 months on hand) in the same period of 2017.

Investing Activities

Net cash used in investing activities of $129.0 million in the six months ended June 30, 2018 increased from $66.9 million in the same period in 2017 due to $39.6 million used to fund an acquisition in the first quarter of 2018 and increases in capital expenditures. Capital expenditures were $98.6 million for the six months ended June 30, 2018 compared to $72.8 million during the same period in 2017. The majority of our 2018 and 2017 capital expenditures related to organic growth initiatives.

Financing Activities

Net cash provided by financing activities of $4.8 million in the six months ended June 30, 2018 decreased from $70.6 million in the same period in 2017 mainly due to share repurchases. Net debt borrowings in the six months ended June 30, 2018 were $134.6 million compared to $137.6 million in the same period in 2017. We used cash of $50.0 million to repurchase shares of our common stock during the six months ended June 30, 2018. We paid dividends and dividend equivalents of $74.6 million during the six months ended June 30, 2018, an increase of $8.1 million from the same period in 2017, due to an increase in our regular quarterly dividend rate in February 2018.

On July 25, 2018, our Board of Directors declared the 2018 third quarter cash dividend of $0.50 per share. We have increased our dividend 25 times since our IPO in 1994, with the most recent increase of 11.1% from $0.45 per share to $0.50 per share effective in the first quarter of 2018. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 59 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. During the six months ended June 30, 2018, we repurchased 592,564 shares of our common stock at an average cost of $84.38 per share for a total of $50.0 million. Since initiating the share repurchase plan in 1994, we have repurchased approximately 23.1 million shares at an average cost of $32.94 per share. As of June 30, 2018, we had authorization under the plan to purchase approximately 7.5 million shares, or about 10% of our current outstanding shares.  We expect to continue opportunistically repurchasing shares of our common stock going forward.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2018 was $2.05 billion, up from $1.91 billion at December 31, 2017. As of June 30, 2018, we had $690.0 million of outstanding borrowings, $49.2 million of letters of credit issued and $760.8 million available for borrowing on our revolving credit facility.

As of June 30, 2018, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by Reliance stockholders’ equity plus total debt, net of cash) was 27.9%, up from 27.2% as of December 31, 2017.

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

Revolving credit facilities with a combined credit limit of approximately $63.0 million are in place for operations in Asia and Europe with combined outstanding balances of $51.3 million and $53.9 million as of June 30, 2018 and December 31, 2017, respectively.

Tax Cuts and Jobs Act of 2017

Tax Reform enacted in December 2017 had a favorable impact on our profitability and cash flows in the three-month and six-month periods ended June 30, 2018 through a reduction in our effective income tax rate. In 2017, we recognized a one-time, provisional net tax benefit of $207.3 million, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Various industrial revenue bonds had combined outstanding balances of $10.1 million as of June 30, 2018 and December 31, 2017, and have maturities through 2027.

As of June 30, 2018, we had $226.0 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities along with our stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended June 30, 2018 was 11.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of June 30, 2018, calculated in accordance with the terms of the Credit Agreement, was 29.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at June 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2018 and December 31, 2017, we were contingently liable under standby letters of credit in the aggregate amount of $39.0 million and $43.1 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of June 30, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.85 billion at June 30, 2018, or approximately 22% of total assets, or 37% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.10 billion at June 30, 2018, or approximately 13% of total assets, or 22% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to goodwill, other intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global metal-making capacity exceeds demand for metal products in some regions around the world. Rather than reducing employment by rationalizing capacity with consumption, we believe metal manufacturers in many countries

(often with government assistance or subsidies in various forms) have periodically exported metal at prices which may not reflect their costs of production or capital. Excessive imports of metal into the U.S. have exerted, and may continue to exert, downward pressure on U.S. metal prices.

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

We expect that these tariffs, while in effect, will discourage metal imports from non-exempt countries. These tariffs have had a favorable impact on the prices of the products we sell and our results of operations. If these or other tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on our potential earnings and future results of operations. In addition, these tariffs have triggered retaliatory actions by certain affected countries, and other foreign governments have initiated or are considering imposing trade measures on steel and aluminum produced in the United States. To the extent these tariffs and other trade actions result in a decrease in international demand for steel and aluminum produced in the United States or otherwise negatively impact demand for our products, our business may be adversely impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: August 2, 2018	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)