Form 10-Q
period 2018-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2018-11-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 26, 2018, 70,432,046 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value amounts)

	September 30,	December 31,
	2018	2017*
ASSETS
Current assets:
Cash and cash equivalents	$112.1	$154.4
Accounts receivable, less allowance for doubtful accounts of $21.5 at September 30, 2018 and $15.5 at December 31, 2017	1,425.8	1,087.3
Inventories	2,083.7	1,726.0
Prepaid expenses and other current assets	71.0	80.7
Income taxes receivable	—	2.9
Total current assets	3,692.6	3,051.3
Property, plant and equipment:
Land	231.1	229.7
Buildings	1,136.3	1,095.3
Machinery and equipment	1,830.7	1,738.6
Accumulated depreciation	(1,516.7)	(1,407.3)
Property, plant and equipment, net	1,681.4	1,656.3

Goodwill	1,853.3	1,842.6
Intangible assets, net	1,064.5	1,112.1
Cash surrender value of life insurance policies, net	34.6	47.8
Other assets	46.2	40.9
Total assets	$8,372.6	$7,751.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$461.2	$346.7
Accrued expenses	89.0	83.6
Accrued compensation and retirement costs	156.7	139.3
Accrued insurance costs	41.4	42.1
Current maturities of long-term debt and short-term borrowings	89.1	92.0
Income taxes payable	2.6	—
Total current liabilities	840.0	703.7
Long-term debt	1,981.1	1,809.4
Long-term retirement costs	76.5	85.4
Other long-term liabilities	14.3	11.8
Deferred income taxes	430.4	440.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000,000
Issued and outstanding shares – 71,443,121 at September 30, 2018 and 72,609,540 at December 31, 2017	495.6	594.6
Retained earnings	4,583.0	4,144.1
Accumulated other comprehensive loss	(83.1)	(71.6)
Total Reliance stockholders’ equity	4,995.5	4,667.1
Noncontrolling interests	34.8	32.8
Total equity	5,030.3	4,699.9
Total liabilities and equity	$8,372.6	$7,751.0

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$2,974.5	$2,450.1	$8,720.5	$7,344.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,140.2	1,764.6	6,148.8	5,235.4
Warehouse, delivery, selling, general and administrative	531.0	470.0	1,586.3	1,422.1
Depreciation and amortization	53.4	54.0	161.8	164.2
Impairment of long-lived assets	35.5	2.8	35.5	2.8
	2,760.1	2,291.4	7,932.4	6,824.5

Operating income	214.4	158.7	788.1	520.1

Other (income) expense:
Interest expense	22.0	19.1	62.6	54.9
Other (income) expense, net	(2.5)	(2.6)	(1.2)	2.1
Income before income taxes	194.9	142.2	726.7	463.1
Income tax provision	44.6	43.2	172.2	145.9
Net income	150.3	99.0	554.5	317.2
Less: Net income attributable to noncontrolling interests	2.0	1.7	6.4	5.2
Net income attributable to Reliance	$148.3	$97.3	$548.1	$312.0

Earnings per share attributable to Reliance stockholders:
Diluted	$2.03	$1.32	$7.49	$4.24
Basic	$2.06	$1.33	$7.57	$4.28

Cash dividends per share	$0.50	$0.45	$1.50	$1.35

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$150.3	$99.0	$554.5	$317.2
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2.6	10.5	(11.5)	24.5
Pension and postretirement benefit adjustments, net of tax	—	—	—	2.3
Total other comprehensive income (loss)	2.6	10.5	(11.5)	26.8
Comprehensive income	152.9	109.5	543.0	344.0
Less: Comprehensive income attributable to noncontrolling interests	2.0	1.7	6.4	5.2
Comprehensive income attributable to Reliance	$150.9	$107.8	$536.6	$338.8

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$554.5	$317.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	161.8	164.2
Impairment of long-lived assets	35.5	2.8
Provision for uncollectible accounts	8.4	6.3
Deferred income tax benefit	(9.9)	(4.7)
Gain on sales of property, plant and equipment	(1.2)	(8.4)
Stock-based compensation expense	33.8	23.3
Other	6.8	4.9
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(339.6)	(208.9)
Inventories	(352.2)	(235.5)
Prepaid expenses and other assets	9.9	12.6
Accounts payable and other liabilities	125.5	124.5
Net cash provided by operating activities	233.3	198.3

Investing activities:
Purchases of property, plant and equipment	(152.6)	(118.1)
Acquisitions, net of cash acquired	(55.6)	(1.3)
Proceeds from sales of property, plant and equipment	8.8	14.0
Other	10.4	5.6
Net cash used in investing activities	(189.0)	(99.8)

Financing activities:
Net short-term debt (repayments) borrowings	(24.6)	3.6
Proceeds from long-term debt borrowings	941.0	674.0
Principal payments on long-term debt	(752.5)	(634.5)
Dividends and dividend equivalents paid	(110.5)	(99.3)
Exercise of stock options	2.8	3.4
Share repurchases	(130.1)	—
Other	(9.9)	(5.3)
Net cash used in financing activities	(83.8)	(58.1)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	7.0
(Decrease) increase in cash and cash equivalents	(42.3)	47.4
Cash and cash equivalents at beginning of year	154.4	122.8
Cash and cash equivalents at end of period	$112.1	$170.2

Supplemental cash flow information:
Interest paid during the period	$50.6	$44.2
Income taxes paid during the period, net	$171.4	$135.2

Non-cash investing and financing activities:
Debt assumed in connection with acquisition	$3.3	$—

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the full year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in the Reliance Steel & Aluminum Co. (“Reliance”, the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Leases—In February 2016, the FASB issued accounting changes that require lessees to recognize most long-term leases on the balance sheet through the recognition of a right-of-use asset and a lease liability using a modified retrospective transition method. In July 2018, the FASB issued an update to these accounting changes providing an additional, optional transition method that allows lessees the option to initially apply the new accounting changes at the adoption date and recognize a cumulative-effect adjustment to beginning retained earnings while continuing to present all prior periods under previous lease accounting guidance. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2018, or January 1, 2019 for the Company. Early adoption is permitted.

We have implemented a lease management system and are updating our accounting policies and internal controls that would be impacted by the new guidance. We anticipate adopting this new standard on January 1, 2019 using the optional transition method and the available practical expedients. We expect the adoption of these accounting changes will materially increase our assets and liabilities, but will not have a material impact on our net income, stockholders’ equity, or cash flows. We are unable to quantify the ultimate impact of adopting this new standard at this time as the actual impact will depend on the total amount of our lease commitments as of the adoption date.

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

3.  Acquisitions

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales during the period from August 1, 2018 to September 30, 2018 were $4.6 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to September 30, 2018 were $16.4 million.

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts for diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales were $29.5 million for the nine months ended September 30, 2018.

We funded our 2018 and 2017 acquisitions with borrowings on our revolving credit facility and cash on hand.

The acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, the respective purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocation of each acquisition’s purchase price as of September 30, 2018 and December 31, 2017, as applicable. The purchase price allocations for our acquisitions of KMS and DuBose are preliminary and are pending the completion of various pre-acquisition period income tax returns.  The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

4.  Revenues

Revenue from Contracts with Customers

On January 1, 2018, we adopted new accounting guidance relating to the recognition of revenue from contracts with our customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We did not record a cumulative-effect adjustment to retained earnings upon adoption and comparable period financial statement amounts have not been adjusted. Our reported results for the nine months ended September 30, 2018 would not have been different if reported under the previous accounting standard.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Carbon Steel	$1,637.6	$1,319.5	$4,741.0	$3,936.8
Aluminum	559.9	475.3	1,680.1	1,446.2
Stainless Steel	418.7	343.3	1,250.6	1,038.6
Alloy	171.2	149.3	512.7	440.4
Toll processing and logistics	106.5	85.8	311.9	258.8
Other and eliminations	80.6	76.9	224.2	223.8
Total	$2,974.5	$2,450.1	$8,720.5	$7,344.6

Metal Sales

Metal product sales represented approximately 94% of our revenues for the nine months ended September 30, 2018. We have minimal long-term contract sales with our customers as we primarily transact in the “spot market” under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

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

5.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2018	$1,842.6
Acquisitions	12.8
Effect of foreign currency translation	(2.1)
Balance at September 30, 2018	$1,853.3

We had no accumulated impairment losses related to goodwill at September 30, 2018.

The goodwill recorded from our acquisitions of KMS and DuBose is tax deductible.

6.  Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2018		December 31, 2017
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.7	$0.9	$(0.5)	$0.8	$(0.4)
Customer lists/relationships	15.1	698.2	(384.6)	745.0	(391.3)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.6	1.0	(0.9)	6.3	(5.9)
		708.2	(394.1)	760.2	(405.7)
Intangible assets not subject to amortization:
Trade names		750.4	—	757.6	—
		$1,458.6	$(394.1)	$1,517.8	$(405.7)

Intangible assets recorded in connection with our acquisitions of KMS and DuBose were $22.9 million as of September 30, 2018 (see Note 3—“Acquisitions”). A total of $10.0 million was allocated to the trade names acquired, which is not subject to amortization.

We recognized amortization expense for intangible assets of $35.1 million and $38.9 million for the nine months ended September 30, 2018 and 2017, respectively. Foreign currency translation losses related to intangible assets, net, were $1.5 million during the nine months ended September 30, 2018.

During the three-month and nine-month periods ended September 30, 2018 we recognized impairment losses of $16.5 million and $16.7 million on our trade name and customer relationship intangible assets, respectively, related to one of our energy businesses. See Note 12—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated aggregate amortization expense for the remaining three months of 2018 and each of the succeeding five years:

(in millions)
2018 (remaining three months)	$10.5
2019	41.9
2020	41.9
2021	40.2
2022	35.5
2023	29.5

7.  Debt

Debt consisted of the following:

	September 30,	December 31,
	2018	2017
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$753.0	$538.0
Unsecured term loan due from December 31, 2018 to September 30, 2021	540.0	562.5
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	38.3	64.0
Total	2,081.3	1,914.5
Less: unamortized discount and debt issuance costs	(11.1)	(13.1)
Less: amounts due within one year and short-term borrowings	(89.1)	(92.0)
Total long-term debt	$1,981.1	$1,809.4

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at September 30, 2018 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.54% and 2.96% as of September 30, 2018 and December 31, 2017, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 3.49% and 2.82% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we had $753.0 million of outstanding borrowings, $40.8 million of letters of credit issued and $706.2 million available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $62.1 million are in place for operations in Asia and Europe with combined outstanding balances of $28.5 million and $53.9 million as of September 30, 2018 and December 31, 2017, respectively.

Various industrial revenue bonds had combined outstanding balances of $9.8 million as of September 30, 2018 and $10.1 million as of December 31, 2017, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

8.  Income Taxes

Our effective income tax rates for the three-month periods ended September 30, 2018 and 2017 were 22.9% and 30.4%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2018 and 2017 were 23.7% and 31.5%, respectively. Our 2018 three-month and nine-month period effective income tax rates were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21%, effective January 1, 2018. Based on our preliminary assessment of the impact of Tax Reform, we recognized a one-time, provisional net tax benefit of $207.3 million in the fourth quarter of 2017, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimates of the financial impacts attributable to Tax Reform are subject to continuing analysis, interpretation and clarification of the new law, which could result in changes to our estimates in the fourth quarter of 2018. The adjustments to our provisional estimates during the nine months ended September 30, 2018 were not significant. State income taxes offset by the effects of company-owned life insurance policies mainly accounted for the difference between our effective income tax rate and the federal statutory rate for the nine months ended September 30, 2018.

9.  Equity

Common Stock and Share Repurchase Plan

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018.  On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of October 23, 2018, we had authorization under the plan to repurchase approximately 10.7 million shares, or about 15% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the nine months ended

September 30, 2018, we repurchased 1,510,916 shares of our common stock at an average cost of $86.48 per share for a total of $130.7 million. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Common stock and additional paid-in capital activity included the following:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
			Weighted Average			Weighted Average
	Shares	Amount	Exercise Price Per Share	Shares	Amount	Exercise Price Per Share
	(in millions, except share and per share amounts)
Stock-based compensation(1)	3,984	$14.4		288,991	$28.3
Stock options exercised	—	—		48,275	2.8	$57.91
Share repurchases(2)	(918,352)	(80.7)		(1,510,916)	(130.7)
Total	(914,368)	$(66.3)		(1,173,650)	$(99.6)

(1)

The nine months ended September 30, 2018 amount is comprised of stock-based compensation expense of $33.8 million reduced by $5.5 million of payments we made to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

(2)	Includes 7,231 shares for $0.6 million pending settlement at September 30, 2018.

Dividends

On October 23, 2018, our Board of Directors declared the 2018 fourth quarter cash dividend of $0.50 per share. The dividend is payable on December 7, 2018 to stockholders of record as of November 16, 2018.

During the third quarters of 2018 and 2017, we declared and paid quarterly dividends of $0.50 and $0.45 per share, or $35.9 million and $32.8 million in total, respectively. During the nine months ended September 30, 2018 and 2017, we declared and paid quarterly dividends of $1.50 and $1.35 per share, or $108.5 million and $98.4 million in total, respectively. During the nine months ended September 30, 2018 and 2017, we paid $2.0 million and $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”), respectively.

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

A summary of the status of our unvested service-based and performance-based RSUs as of September 30, 2018 and changes during the nine-month period then ended is as follows:

		Weighted
		Average Grant
Unvested Shares	Shares	Date Fair Value
Unvested at January 1, 2018	924,575	$74.09
Granted(1)	474,715	84.26
Vested	(7,790)	72.43
Cancelled or forfeited	(20,160)	75.36
Unvested at September 30, 2018	1,371,340	$77.60
Shares reserved for future grants (all plans)	1,376,110

(1)	474,715 RSUs, including 178,970 performance-based RSUs, were granted in March 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2018	$(51.1)	$(20.5)	$(71.6)
Current-period change	(11.5)	—	(11.5)
Balance as of September 30, 2018	$(62.6)	$(20.5)	$(83.1)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $13.6 million as of September 30, 2018 and December 31, 2017.

10.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with an environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, that were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ maintained insurance policies during the time it owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the related costs. We do not expect that this obligation will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to Reliance	$148.3	$97.3	$548.1	$312.0
Denominator:
Weighted average shares outstanding	71,940,253	72,908,979	72,364,121	72,881,000
Dilutive effect of stock-based awards	1,040,977	708,500	772,461	630,427
Weighted average diluted shares outstanding	72,981,230	73,617,479	73,136,582	73,511,427

Earnings per share attributable to Reliance stockholders:
Diluted	$2.03	$1.32	$7.49	$4.24
Basic	$2.06	$1.33	$7.57	$4.28

Potentially dilutive securities whose effect would have been antidilutive were not significant for the three-month and nine-month periods ended September 30, 2018 and 2017.

12.  Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $36.8 million in the three-month and nine-month periods ended September 30, 2018, compared to $2.1 million and $2.4 million in the three-month and nine-month periods ended September 30, 2017, respectively. The 2018 charges mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain of the products they sell. The measurement of these assets at fair value was determined using a combination of discounted cash flow techniques for intangible assets and the market approach for property, plant, and equipment.

The impairment and restructuring charges (credits) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Property, plant and equipment	$2.3	$2.8	$2.3	$2.8
Intangible assets, net	33.2	—	33.2	—
Total impairment charges	35.5	2.8	35.5	2.8
Restructuring––cost of sales	—	—	—	(0.2)
Restructuring––warehouse, delivery, selling, general and administrative expense	1.3	(0.7)	1.3	(0.2)
Total impairment and restructuring charges	$36.8	$2.1	$36.8	$2.4

13.  Subsequent Event

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V., a toll processor in Mexico, which increased our ownership from 60% to 100%.

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

Overview

We had strong operational execution in the three-month and nine-month periods ended September 30, 2018, resulting in our second highest quarterly sales and gross profit in our history, following our record quarterly sales and gross profit in the second quarter of 2018. Net sales for the third quarter of 2018 were $2.97 billion, up 21.4% from $2.45 billion in the third quarter of 2017.  During the nine-month period ended September 30, 2018, net sales were $8.72 billion, up 18.7% from $7.34 billion in the same period in 2017. Solid demand, coupled with Section 232 of the Trade Expansion Act of 1962 (“Section 232”) tariffs, maintained the positive pricing momentum experienced in the first half of 2018 into the third quarter of 2018, resulting in pricing levels being significantly higher for almost every product we sell in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017. Highlights of the three-month and nine-month periods ended September 30, 2018 included:

•

Net sales of $2.97 billion in the third quarter of 2018, the second highest in our history following our record sales in the second quarter of 2018, increased $524.4 million, or 21.4%, compared to the third quarter of 2017;

•

Our gross profit margin of 28.0% in the third quarter of 2018 resulted in our second highest quarterly gross profit dollars of $834.3 million following our record gross profit dollars in the second quarter of 2018. Our gross profit margins of 28.0% and 29.5% for the three-month and nine-month periods ended September 30, 2018 were within or in excess of our estimated range of 27% to 29%; and

•	Our earnings per diluted share of $2.03 and $7.49 for the three-month and nine-month periods ended September 30, 2018 increased 53.8% and 76.7%, respectively, compared to the same periods in 2017.

Our same-store tons sold decreased 1.4% in the three-month period ended September 30, 2018 compared to the same period in 2017. Our same-store tons sold increased 1.6% in the nine-month period ended September 30, 2018 compared to the same period in 2017.

Our same-store average selling price per ton sold in the three-month and nine-month periods ended September 30, 2018 increased 22.4% and 16.7%, respectively, compared to the same periods in 2017. Our same-store average selling price per ton sold has increased sequentially in each of the past ten quarters, with the most significant price increases applicable to certain carbon and stainless steel products. Section 232 activity drove higher metal pricing on nearly every product we sell during the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017.

Our S,G&A expense as a percent of sales of 17.9% and 18.2% in the three-month and nine-month periods ended September 30, 2018, respectively, decreased from 19.2% and 19.4% in the same 2017 periods, respectively, due to higher metals pricing that increased our sales levels.

Due to our higher average selling prices and shipment levels, along with our strong gross profit margin and effective working capital management, we generated cash flow from operations of $233.3 million in the nine months ended September 30, 2018, up from $198.3 million in the same period of 2017, despite significantly higher working capital requirements during 2018. As of September 30, 2018, our net debt-to-total capital ratio was 28.2%, up from 27.2% as of December 31, 2017. We believe we have sufficient liquidity as of September 30, 2018, with approximately $706.2 million available for borrowing on our revolving credit facility and $112.1 million in cash and cash equivalents.

During the third quarter of 2018 we continued to grow the Company by completing an acquisition and investing $54.0 million in capital expenditures while also returning value to our stockholders through payment of $35.9 million of cash dividends and $80.7 million of share repurchases.

We believe that our exposure to diverse end markets, broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities.

Acquisitions

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V. (“Acero Prime”), a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales were $30.1 million for the nine months ended September 30, 2018.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales during the period from August 1, 2018 to September 30, 2018 were $4.6 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to September 30, 2018 were $16.4 million.

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts for diverse end markets including industrial machinery, automotive, aerospace, sugar producers and consumer electronics manufacturers. Ferguson’s net sales were $29.5 million for the nine months ended September 30, 2018.

We funded our 2018 and 2017 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three-Month and Nine-Month Periods Ended September 30, 2018 Compared to Three-Month and Nine-Month Periods Ended September 30, 2017

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2018 and 2017 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,974.5	100.0%	$2,450.1	100.0%	$8,720.5	100.0%	$7,344.6	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	2,140.2	72.0	1,764.6	72.0	6,148.8	70.5	5,235.4	71.3
Gross profit (1)	834.3	28.0	685.5	28.0	2,571.7	29.5	2,109.2	28.7
Warehouse, delivery, selling, general and administrative expense ("S,G&A") (2)	531.0	17.9	470.0	19.2	1,586.3	18.2	1,422.1	19.4
Depreciation expense	42.0	1.4	41.8	1.7	126.7	1.5	125.3	1.7
Amortization expense	11.4	0.4	12.2	0.5	35.1	0.4	38.9	0.5
Impairment of long-lived assets (3)	35.5	1.2	2.8	0.1	35.5	0.4	2.8	—
Operating income	$214.4	7.2%	$158.7	6.5%	$788.1	9.0%	$520.1	7.1%

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

(2)	S,G&A expense includes $4.6 million and $8.1 million of gains related to the sale of non-core machinery and equipment in the three-month and nine-month periods ended September 30, 2017, respectively.
(3)

Impairment of long-lived assets includes $2.3 million related to property, plant and equipment and $33.2 million related to intangible assets for the three-month and nine-month periods ended September 30, 2018. The three-month and nine-month periods ended September 30, 2017 include $2.8 million of impairment charges related to property, plant and equipment. See Expenses for further discussion.

Net Sales

	September 30,		Dollar	Percentage
	2018	2017	Change	Change
	(in millions)
Net sales (three months ended)	$2,974.5	$2,450.1	$524.4	21.4%
Net sales (nine months ended)	$8,720.5	$7,344.6	$1,375.9	18.7%
Net sales, same-store (three months ended)	$2,952.6	$2,450.1	$502.5	20.5%
Net sales, same-store (nine months ended)	$8,670.1	$7,344.6	$1,325.5	18.0%

	September 30,		Tons	Percentage
	2018	2017	Change	Change
	(in thousands)
Tons sold (three months ended)	1,504.1	1,521.7	(17.6)	(1.2)%
Tons sold (nine months ended)	4,684.3	4,602.4	81.9	1.8%
Tons sold, same-store (three months ended)	1,500.4	1,521.7	(21.3)	(1.4)%
Tons sold, same-store (nine months ended)	4,675.6	4,602.4	73.2	1.6%

	September 30,		Price	Percentage
	2018	2017	Change	Change
Average selling price per ton sold (three months ended)	$1,972	$1,603	$369	23.0%
Average selling price per ton sold (nine months ended)	$1,860	$1,588	$272	17.1%
Average selling price per ton sold, same-store (three months ended)	$1,962	$1,603	$359	22.4%
Average selling price per ton sold, same-store (nine months ended)	$1,853	$1,588	$265	16.7%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our 2018 and 2017 acquisitions.

Our consolidated net sales were higher in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 due to higher metals prices. Prices for almost every product we sell increased in both the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017.  Our same-store average selling price has increased sequentially in the past ten quarters. Section 232 activity favorably impacted metal prices.

The automotive (which we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets continued to perform well for us. Heavy industry demand continues to strengthen. Reliance has been experiencing increased activity in the industrial equipment markets, primarily related to construction and agricultural equipment. Non-residential construction demand, including infrastructure, continues to steadily improve, although it remains at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and natural gas) end market continued to gradually improve in the nine months ended September 30, 2018 compared to the same period in 2017, but remains significantly lower than the recent peak in 2014.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the three-month and nine-month periods ended September 30, 2018 increased 22.4% and 16.7%, respectively, from the comparable 2017 periods given increased mill pricing for most products we sell. As carbon steel sales represent approximately 54% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold. Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	26.3%	26.2%	18.9%	18.9%
Aluminum	18.3%	18.2%	13.5%	13.3%
Stainless steel	18.6%	18.1%	13.2%	12.8%
Alloy	18.9%	18.4%	14.1%	13.6%

Cost of Sales

	September 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$2,140.2	72.0%	$1,764.6	72.0%	$375.6	21.3%
Cost of sales (nine months ended)	$6,148.8	70.5%	$5,235.4	71.3%	$913.4	17.4%

The increase in cost of sales in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 is mainly due to higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $77.5 million and $165.0 million in the three-month and nine-month periods ended September 30, 2018, respectively, compared to a charge, or expense, of $6.3 million and $26.3 million in the three-month and nine-month periods ended September 30, 2017, respectively.

Gross Profit

	September 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$834.3	28.0%	$685.5	28.0%	$148.8	21.7%
Gross profit (nine months ended)	$2,571.7	29.5%	$2,109.2	28.7%	$462.5	21.9%

Our gross profit was higher in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 due to higher metals prices. Our third quarter of 2018 gross profit of $834.3 million was the second highest in our Company’s history, following our record gross profit in the second quarter of 2018. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin during the three-month and nine-month periods ended September 30, 2018 was within or above our estimated range of 27% to 29%. Our gross profit margin during the nine-month period ended September 30, 2018 benefited from the strong pricing environment throughout the period due to Section 232 activity and corresponding mill price increases compared to the same period in 2017 when mill price increases were less frequent.

Expenses

	September 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$531.0	17.9%	$470.0	19.2%	$61.0	13.0%
S,G&A expense (nine months ended)	$1,586.3	18.2%	$1,422.1	19.4%	$164.2	11.5%
S,G&A expense, same-store (three months ended)	$522.8	17.7%	$470.0	19.2%	$52.8	11.2%
S,G&A expense, same-store (nine months ended)	$1,565.4	18.1%	$1,422.1	19.4%	$143.3	10.1%
Depreciation & amortization expense (three months ended)	$53.4	1.8%	$54.0	2.2%	$(0.6)	(1.1)%
Depreciation & amortization expense (nine months ended)	$161.8	1.9%	$164.2	2.2%	$(2.4)	(1.5)%
Impairment of long-lived assets (three months ended)	$35.5	1.2%	$2.8	0.1%	$32.7	1,167.9%
Impairment of long-lived assets (nine months ended)	$35.5	0.4%	$2.8	0.0%	$32.7	1,167.9%

Same-store amounts exclude the results of our 2018 and 2017 acquisitions.

Our S,G&A expense increased in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 due to increases in incentive compensation resulting from higher levels of profitability, as well as significant increases in freight expenses due to strong demand, tight supply and higher fuel costs. Our S,G&A expense as a percentage of sales decreased over these same periods mainly due to our higher sales levels, as a result of higher average selling prices.

S,G&A expense includes $4.6 million and $8.1 million of gains related to the sale of non-core machinery and equipment in the three months and nine months ended September 30, 2017.

We recorded a $35.5 million charge for impairment of long-lived assets in the three-month and nine-month periods ended September 30, 2018 compared to a $2.8 million charge in the comparable 2017 periods. The 2018 impairment charge mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain of the products they sell. See Note 12 of the Notes to the Unaudited Consolidated Financial Statements for further information on our impairment charges.

Operating Income

	September 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$214.4	7.2%	$158.7	6.5%	$55.7	35.1%
Operating income (nine months ended)	$788.1	9.0%	$520.1	7.1%	$268.0	51.5%

Our operating income was significantly higher in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 due to higher gross profit dollars from higher average selling prices. Our operating income margin in the three-month and nine-month periods ended September 30, 2018 increased due to our solid gross profit margin and a decline in our operating expenses as a percentage of sales, due to our higher sales levels. Our 2018 impairment charge lowered our operating income $32.7 million in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 and lowered our operating income margin by 1.1% and 0.4%, respectively, over these same periods. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the three-month periods ended September 30, 2018 and 2017 were 22.9% and 30.4%, respectively. Our effective income tax rates for the nine-month periods ended September 30, 2018 and 2017 were 23.7% and 31.5%, respectively. Our 2018 three-month and nine-month period effective income tax rates were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21%, effective January 1, 2018. Based on our preliminary assessment of the impact of Tax Reform, we recognized a one-time, provisional net tax benefit of $207.3 million in the fourth quarter of 2017, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. Given the substantial changes to the Internal Revenue Code as a result of Tax Reform, our estimates of the financial impacts attributable to Tax Reform are subject to continuing analysis, interpretation and clarification of the new law, which could result in changes to our estimates in the fourth quarter of 2018. The adjustments to our provisional estimates during the nine months ended September 30, 2018 were not significant. State income taxes offset by the effects of company-owned life insurance policies mainly accounted for the difference between our effective income tax rate and the federal statutory rate for the nine months ended September 30, 2018.

Net Income

	September 30,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$148.3	5.0%	$97.3	4.0%	$51.0	52.4%
Net income attributable to Reliance (nine months ended)	$548.1	6.3%	$312.0	4.2%	$236.1	75.7%

The increases in our net income and net income margin in the three-month and nine-month periods ended September 30, 2018 compared to the same periods in 2017 were primarily the result of higher operating income, increased operating income margins and a lower effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $233.3 million in the nine months ended September 30, 2018 compared to $198.3 million in the same period in 2017. Our increased operating cash flow was due to our significantly higher profitability that offset the increased working capital requirements (primarily accounts receivable and inventory less accounts payable) due to higher metal prices. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2018 and September 30, 2017, our days sales outstanding rate was 41.9 days and 42.2 days, respectively. Our inventory turn rate (based on tons) during the nine months ended September 30, 2018 was 4.2 times (or 2.9 months on hand), compared to 4.5 times (or 2.7 months on hand) in the same period of 2017.

Income taxes paid were $171.4 million in the nine months ended September 30, 2018, an increase from $135.2 million paid in the nine months ended September 30, 2017. The increase is mainly due to higher estimated taxable income for 2018 compared to 2017, partially offset by a lower tax rate.

Investing Activities

Net cash used in investing activities of $189.0 million in the nine months ended September 30, 2018 increased from $99.8 million in the same period in 2017 due to $55.6 million used to fund acquisitions and increases in capital expenditures. Capital expenditures were $152.6 million for the nine months ended September 30, 2018 compared to $118.1 million during the same period in 2017. The majority of our 2018 and 2017 capital expenditures related to organic growth initiatives.

Financing Activities

Net cash used in financing activities of $83.8 million in the nine months ended September 30, 2018 increased from $58.1 million in the same period in 2017 mainly due to share repurchases offset by increased net debt borrowings. We spent $130.1 million to repurchase shares of our common stock during the nine months ended September 30, 2018. Net debt borrowings in the nine months ended September 30, 2018 were $163.9 million compared to $43.1 million in the same period in 2017. We paid dividends and dividend equivalents of $110.5 million during the nine months ended September 30, 2018, an increase of $11.2 million from the same period in 2017, due to an increase in our regular quarterly dividend rate in February 2018.

On October 23, 2018, our Board of Directors declared the 2018 fourth quarter cash dividend of $0.50 per share. We have increased our quarterly dividend 25 times since our IPO in 1994, with the most recent increase of 11.1% from $0.45 per share to $0.50 per share effective in the first quarter of 2018. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 59 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of October 23, 2018, we had authorization under the plan to repurchase approximately 10.7 million shares, or about 15% of our current outstanding shares. During the nine months ended September 30, 2018, we repurchased 1,510,916 shares of our common stock at an average cost of $86.48 per share for a total of $130.7 million. From the inception of the plan in 1994 through October 23, 2018, we have repurchased approximately 24.9 million shares at an average cost of $36.71 per share. We expect to continue opportunistically repurchasing shares of our common stock going forward.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2018 was $2.08 billion, up from $1.91 billion at December 31, 2017. As of September 30, 2018, we had $753.0 million of outstanding borrowings, $40.8 million of letters of credit issued, $706.2 million available for borrowing on our revolving credit facility and $112.1 million in cash and cash equivalents.

As of September 30, 2018, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 28.2%, up from 27.2% as of December 31, 2017.

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. We intend to use the revolving credit facility for working capital and general corporate purposes, including, but not limited to, capital expenditures, dividend payments, repayment of debt, share repurchases, internal growth initiatives and acquisitions. The $600.0 million term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. All borrowings under the Credit Agreement may be prepaid without penalty.

Revolving credit facilities with a combined credit limit of approximately $62.1 million are in place for operations in Asia and Europe with combined outstanding balances of $28.5 million and $53.9 million as of September 30, 2018 and December 31, 2017, respectively.

Tax Cuts and Jobs Act of 2017

Tax Reform enacted in December 2017 had a favorable impact on our profitability and cash flows in the three-month and nine-month periods ended September 30, 2018 through a reduction in our effective income tax rate. In 2017, we recognized a one-time, provisional net tax benefit of $207.3 million, primarily related to the remeasurement of deferred tax assets and liabilities at the lowered federal statutory tax rate, which was partially offset by repatriation and related liabilities. The adjustments to our provisional estimates during the nine months ended September 30, 2018 were not significant.

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

Various industrial revenue bonds had combined outstanding balances of $9.8 million as of September 30, 2018 and $10.1 million as of December 31, 2017, and have maturities through 2027.

As of September 30, 2018, we had $195.4 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth activities along with our stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended September 30, 2018 was 12.2 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (EBIT), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of September 30, 2018, calculated in accordance with the terms of the Credit Agreement, was 29.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at September 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2018 and December 31, 2017, we were contingently liable under standby letters of credit in the aggregate amount of $30.9 million and $43.1 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures, operating lease obligations or purchase obligations as of September 30, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.85 billion at September 30, 2018, or approximately 22% of total assets, or 37% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.06 billion at September 30, 2018, or approximately 13% of total assets, or 21% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. As more fully discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the tariffs imposed on certain metal products under Section 232 of the Trade Expansion Act of 1962 have led to significant increases in the prices of the products we sell and our profitability. A rapid decline in metal prices from current levels could result in a significant adverse effect on our gross profit and pre-tax income. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4. Controls And Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the third quarter of 2018 were made in the open market.

Share repurchase activity during the three months ended September 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
July 1 - July 31, 2018	38,404	89.92	38,404	7,461,008
August 1 - August 31, 2018	561,265	89.35	561,265	6,899,743
September 1 - September 30, 2018	318,683	84.89	318,683	6,581,060
Total	918,352		918,352

(1)

Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on October 20, 2015. On October 23, 2018, our Board of Directors amended our share repurchase plan increasing by 5,000,000 shares the total number of shares authorized to be repurchased and extending the duration of the program through December 31, 2021. As of October 23, 2018, we had authorization to repurchase 10,714,671 shares. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased in the open market or privately negotiated transactions.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: November 1, 2018	By:	/s/ Gregg J. Mollins
Gregg J. Mollins
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)