Form 10-K
period 2018-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2019-02-27
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2018 was approximately $6,130,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by Directors and Officers would be deemed to be stock held by affiliates. As of February 22, 2019,  67,078,134 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 annual meeting of stockholders to be held on May 15, 2019 are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10‑K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10‑K and the information incorporated by reference contain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward‑looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metals pricing and our results of operations, margins, profitability, impairment charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward‑looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range” and “continue,” the negative of these terms, and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward‑looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10‑K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors may affect the accuracy of our forward-looking information. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events and results of operations may vary materially.

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

ii

PART I

Item 1.  Business

We are the largest metals service center company in North America (U.S. and Canada) and have been serving our customers for the past 80 years. Our network of metals service centers operates more than 300 locations in 40 states in the U.S. and in 13 other countries (Australia, Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom). Through this network, we provide metals processing services, or first-stage processing, and distribute a full line of more than 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. We focus on small orders with quick turnaround and increasing levels of value-added processing. In 2018, our average order size was $2,130, approximately 49% of our orders included value-added processing and approximately 40% of our orders were delivered within 24 hours from receipt of the order. Many of our metals service centers process and distribute only specialty metals. We have grown our international presence selectively to support the globalization of our customers. We generated net sales of $11.53 billion in 2018 and net income attributable to Reliance of $633.7 million.

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

We have one operating segment and one reportable segment — metals service centers. Further information about our reportable segment, including geographic information, appears in Note 17 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers and then process these materials to meet customer specifications using techniques such as beam, bar, pipe and tube cutting; bending, forming and shaping; coil and flat roll processing; plate and sheet cutting; machining and various other specialized services such as laser cutting, fabricating, and mechanical polishing, among others. Customers purchase from service centers for a variety of reasons, including the ability to obtain value‑added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on just-in-time inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments. We believe that many customers have also reduced their in-house processing capabilities, opting to source processed metal from service centers like us, which has been supportive of our recent capital expenditures and increase in our sustainable annual gross profit margin range. There have been significant advancements in processing equipment in our industry in recent years that have enabled us to provide higher quality products and increase the efficiency of our customers’ manufacturing operations, which has contributed to our ability to increase our selling prices and our gross profit margins.

These processing services save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high‑volume production to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. Metals service centers purchase, process, and deliver metals to end‑users in a more efficient and cost‑effective manner than the end‑user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to an October 2018 report issued by IBISWorld Inc., a global intelligence publication.

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

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand‑alone service centers. According to IBISWorld Inc., there are approximately 10,000 metal wholesaling locations operated by more than 7,300 companies in the United States in 2018. The significant number of metals service centers that exist in this fragmented market, along with the consolidation trend continues to create opportunities for us to expand by making acquisitions.

According to IBISWorld Inc.’s October 2018 report, the United States metals wholesale industry (which includes metals service centers) is expected to generate revenues of approximately $224.4 billion in 2018, nearly a 15% increase over 2017 revenues of $195.4 billion mainly due to higher metals prices. The five largest U.S. metals service center companies are expected by IBISWorld Inc. to represent slightly less than 10% of the estimated $224.4 billion industry total in 2018. While we remain the largest metals service center company in the United States on a revenue basis, IBISWorld Inc. estimates our 2018 U.S. revenues to account for only about 4.7% of the entire U.S. market, leaving significant opportunity for further strategic growth.

History and Overview of Reliance

Reliance Steel & Aluminum Co. was organized as a California corporation on February 3, 1939 and commenced business in Los Angeles, California fabricating steel reinforcing bar. Within ten years of our founding, we had become a full‑line distributor of steel and aluminum, operating a single metals service center in Los Angeles. In the early 1950s, we automated our materials handling operations and began to provide processing services to meet our customers’ requirements. In the 1960s, we began to acquire other companies to establish additional service centers, expanding into other geographic areas.

In the mid‑1970s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid‑1990s, we began to expand nationally and focused on acquiring well‑run, profitable metals service center companies, and we continue to expand our network, with a focus on providing increased levels of value-added services and specialty products to our customers as opposed to merely distributing metal. We reincorporated in the State of Delaware in 2015. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994.

We continue to execute our growth strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 300 locations and 2018 net sales of $11.53 billion. Although we continue to expand the types of metals that we sell and the processing services that we perform, we have not diversified outside of our core business and we strive to consistently perform as the best in our industry. We focus on smaller customers and order sizes with quick turnarounds and have steadily increased the percentage of our orders with processing performed, which was 49% in 2018. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
Airport Metals (Australia)	1
Olympic Metals	1
Central Plains Steel Co.	1
MetalCenter	1
Reliance Metalcenter	8
Reliance Steel Company	2
Smith Pipe & Steel Company	1
Tube Service Co.	6
All Metals Holding
All Metals Processing & Logistics, Inc.	2
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metals Services India Private Limited	1
All Metal Services Limited (United Kingdom)	5
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Company	1
Lampros Steel	3
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	2
AMI Metals Europe (Belgium)	1
AMI Metals France	1
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	5
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services Inc.
Continental Alloys & Services	2
Continental Alloys & Services, Inc. (Canada)	1
Continental Alloys & Services Limited (UK)	2

Trade Name	No. of Locations
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Delta Steel, Inc.	5
Diamond Manufacturing Company
Diamond Manufacturing	3
Ferguson Perforating Company	2
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Services, Inc.	1
DuBose National Energy Fasteners & Machined Parts, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	31
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1
Encore Metals USA	2
Steel Bar	1
FastMetals, Inc.	1
Feralloy Corporation
Feralloy	3
Acero Prime S. de R.L. de C.V.	4
Feralloy Processing Company (51%-owned)	1
GH Metal Solutions, Inc.	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Infra-Metals Co.
Infra-Metals	6
Athens Steel	1
Infra-Metals / IMS Steel	2
KMS
KMS Fab, LLC	1
KMS South, Inc.	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	5
Custom Fab Company	1
Good Metals	1
Hagerty Steel & Aluminum Company	2
Metalweb Limited	3
Metals USA, Inc.
Gregor Technologies	1
Lynch Metals	2
Metals USA	23
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	1

Trade Name	No. of Locations
Pacific Metal Company	6
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	12
Aluminum and Stainless	2
Precision Flamecutting and Steel, Inc.	1
Precision Strip, Inc.	13
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5
Encore Metals	5
Team Tube	5
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	4
East Tennessee Steel Supply Company	1
Sunbelt Steel Texas, Inc.	2
Sugar Steel Corporation	3
Tubular Steel, Inc.
Tubular Steel	6
Metalcraft Enterprises	1
Valex Corp.
Valex	1
Valex China Co., Ltd.	1
Valex Korea Co., Ltd. (95%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	8

Operational Strategy

Our executive officers maintain a control environment that is focused on integrity and ethical behavior, establish general policies and operating guidelines. In addition, our executive officers monitor performance, provide oversight and ensure adherence to proper financial controls, while our division managers and subsidiary officers have autonomy with respect to day‑to‑day operations. This balanced yet entrepreneurial management style has enabled us to improve our safety performance and the productivity and profitability of both our acquired businesses and of our existing operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.

Safety is our top priority and an important element of our day-to-day operational focus. Our executive team supports a safety management system that includes policies, standard practices and goals at our facilities. In addition, our safety professionals monitor compliance with regulatory requirements and conduct safety assessments and training to improve safety practices.

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

Historically, we have expanded through both acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 66 businesses, including our 2018 acquisitions of DuBose National Energy Services, Inc. and DuBose National Energy Fasteners & Machined Parts, Inc. (collectively, “DuBose”), KMS Fab, LLC and KMS South, Inc. (collectively, “KMS”) and All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). Our internal growth activities during the last few years, which are supported by our capital expenditures, have been at historically high levels with 2018 being a record at $239.9 million, and have included opening new facilities, adding to our processing capabilities and relocating existing operations to larger, more efficient facilities. Our investments in processing equipment have allowed us to increase the range of value-added services that we provide to our customers and increase our efficiency, which we believe has contributed to our recent increase in our sustainable gross profit margin range. These investments also differentiate us from our competitors and have allowed us to focus our efforts on higher margin business. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations and increase our sales of high-margin specialty products and value-added processing.

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

We have more than 125,000 customers in a variety of industries, including general manufacturing, non‑residential construction (including infrastructure), transportation (rail, truck trailer and shipbuilding), aerospace and defense, energy (oil and natural gas), electronics and semiconductor fabrication, and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we process the metal for a fee, without taking ownership of the metal.

Although we sell directly to many large original equipment manufacturer (“OEM”) customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 5,423,000 orders during 2018 or an average of 21,720 per day, with an average price of approximately $2,130 per order. Most of our metals service center customers are located within a 200‑mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps us provide just‑in‑time delivery and increases the likelihood of repeat business. In 2018, approximately 97% of our orders were from repeat customers. With our fleet of approximately 1,760 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage in the current environment as third party freight costs have increased due to strong demand and tight supply. Moreover, our computerized order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and just‑in‑time delivery. We believe that our long‑term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

Our acquisitions in recent years have increased our international exposure from both a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Net sales of our international locations (based on where the shipments originated) accounted for approximately 8% of our consolidated 2018 net sales, or $896.1 million. However, our net sales to international customers (based on the shipping destination) were approximately 10% of our consolidated 2018 net sales or $1.2 billion, with approximately 26% of these sales, or $308.0 million, to Canadian customers.

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

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 1.0% of our net sales in 2018. In 2018, we had only 26 customers with sales greater than $25 million.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2018	2017	2016
Midwest	32%	32%	32%
West/Southwest	22%	22%	22%
Southeast	18%	18%	17%
International	8%	9%	9%
Mid-Atlantic	6%	6%	7%
Northeast	6%	6%	6%
Pacific Northwest	5%	4%	4%
Mountain	3%	3%	3%
Total	100%	100%	100%

See Note 17 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Suppliers

We primarily purchase our inventory from the major domestic metals producers, which we also refer to as mills. We do, however, also purchase limited amounts of certain products from foreign producers. We have multiple suppliers for all of our products.

Because of our total volume of purchases and our long‑term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers. We believe that these relationships provide us an advantage in our ability to source product and have it available for our customers in accelerated timeframes when needed, and also allows us to more efficiently manage our inventory. We believe that we are not dependent on any one supplier for our metal inventory. In addition, we believe that our strong relationships with domestic metal producers helped us maintain our supply of metal products during the first half of 2018 when supply interruptions resulting from the effects of Section 232 tariffs were observed in the marketplace. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the number of suppliers.

Backlog

Because of the just‑in‑time delivery and the short lead‑time nature of our business, we do not believe information on our backlog of orders is meaningful to an understanding of our business.

Capital Expenditures

We maintained our focus on internal growth in 2018 by opening new facilities, building or expanding existing facilities and adding processing equipment with record capital expenditures of $239.9 million, with the majority growth-related. Our 2019 capital expenditure budget is approximately $230.0 million, much of which is again related to internal growth activities comprised of purchases of equipment and new facilities along with expansions of existing facilities. This reflects our confidence in our long‑term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our maintenance capital expenditures at approximately $90 to $100 million annually, which allows us to significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation and provides flexibility to redirect capital to other strategic priorities.

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory, and believe this differentiates us from all other North American service centers. Approximately half of our orders do not require extensive or specialized processing allowing delivery to the customer within 24 hours of receiving the order. This provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment. Our product mix has become more diverse mainly as a result of our targeted growth strategy to acquire companies that distribute mainly specialty products and provide increased levels of value-added processing services. In addition, we have invested over $1 billion in capital expenditures in the six-year period ended December 31, 2018, with approximately 50% spent on processing equipment. We have increased our investments in processing equipment due to our existing and potential customers requesting higher levels of value-added processing, which has contributed to increases in our profitability. We currently perform processing services for 49% of our orders. We believe our investments in state-of-the-art processing equipment and focus on maintaining pricing discipline related to our processing services were significant contributors to our substantial increases in gross profit margin over the past few years. We also believe our enhanced processing capabilities have increased our ability to sell higher-margin metals processing services to a larger group of customers. Flat‑rolled carbon steel products (i.e., hot‑rolled, cold‑rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 15% of our 2018 sales.

Our sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2018	2017	2016
	12%	11%	10%	carbon steel plate
	11%	10%	10%	carbon steel tubing
	9%	10%	10%	carbon steel structurals
	7%	7%	6%	hot-rolled steel sheet and coil
	6%	6%	7%	carbon steel bar
	5%	5%	6%	galvanized steel sheet and coil
	3%	3%	3%	cold-rolled steel sheet and coil
Carbon Steel	53%	52%	52%

	7%	7%	7%	heat-treated aluminum plate
	5%	6%	6%	aluminum bar and tube
	5%	4%	5%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil
Aluminum	19%	19%	20%

	6%	6%	6%	stainless steel bar and tube
	6%	6%	6%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate
Stainless Steel	14%	14%	14%

	4%	4%	3%	alloy bar and rod
	1%	1%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil
Alloy	6%	6%	5%

	4%	4%	4%	toll processing — aluminum, carbon steel and stainless steel(1)
	4%	5%	5%	miscellaneous, including brass, copper, titanium, manufactured parts and scrap
Other	8%	9%	9%

Total	100%	100%	100%

(1)	Includes revenues for logistics services provided by our toll processing companies.

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

We believe that few metals service centers offer the broad range of processing services and metals that we provide. In addition to a focus on growing our revenues from specialty products, we have also increased the amount of value‑added processing services we provide through recent acquisitions and significant investments in new equipment over the past few years. For example, we have made significant investments in facilities and equipment due to the increased demand for our products sold to the aerospace market and toll processing aluminum for the automotive industry.

After receiving an order, we enter it into one of our computerized order entry systems, select appropriate inventory and schedule processing to meet the specified delivery date. In 2018, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

In 2018, we performed processing services for approximately 49% of our sales orders. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. Throughout our service centers we perform most processes available in the marketplace, without encroaching upon the services performed by our customers. Consistent with our growth strategy, we continue to increase our offering of higher-margin value‑added services, including certain fabrication processes in select geographic areas at the request of our customers.

We generally only process specific metals to non‑standard sizes pursuant to customer purchase order specifications. In addition, we typically acquire standard size and grade products that can be processed into many different sizes to meet the needs of many different customers. We do not maintain a significant inventory of finished products, but we carry a wide range of metals to meet our customers’ short lead time and just‑in‑time delivery requirements. Our metals service centers maintain inventory and equipment selected to meet the needs of that facility’s customers. We work with our customers to understand their needs and identify areas where we can provide additional value, increasing our importance to them.

Sales and Marketing

As of December 31, 2018, we had approximately 2,090 sales personnel located in 44 states in the U.S. and 13 other countries providing sales and marketing services. We believe that our sales force has extensive product, service, market and customer knowledge. Sales personnel are organized by division or subsidiary and are divided into two groups. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pretax profit of their particular location.

Our business is relationship-based and because of that, we operate under many different trade names. We acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we find value in the acquired trade name and continue to use the business name and maintain the customer relationships.

Competition

The metals service center industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. In their October 2018 report on the metals wholesaling industry, IBISWorld Inc. estimated that in 2018 there were approximately 10,000 metal wholesale locations in the United States operated by approximately 7,300 companies. Nevertheless, the five largest U.S. metals service center companies are expected to represent slightly less than 10% of the estimated industry revenue in 2018. IBISWorld Inc. estimates our 2018 U.S. revenues to account for only about 4.7% of the entire U.S. market. We are the largest North American (U.S. and Canada) metals service center company on a revenue basis.

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

We maintain various quality certifications throughout our operations. Approximately 50% of our operating locations are ISO 9001:2015 certified. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Systems

A common financial reporting system, as well as certain other accounting, tax and human resources systems are used company‑wide. However, we maintain various transactional software applications across our operations that meet the individual needs of those operations. Generally, these localized systems provide information in real time, such as inventory availability, location and cost and may be customized with features to accommodate the products the respective operations carry and services they provide, automated equipment interfaces, or other specialized requirements. With this information, our marketing and sales personnel can respond to our customers’ needs more efficiently and more effectively. Many of our companies also provide online access to our existing customers to allow them to interact with us more efficiently, and also provide the ability for potential customers to make inquiries and place orders. We continue to improve the functionality of our systems and enhance our online services to provide increased functionality and flexibility to our customers.

Government Regulation

Our metals service centers are subject to many foreign, federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. The only hazardous substances that we generally use in our operations are lubricants, cleaning solvents and diesel for fueling our trucks. We pay state‑certified private companies to haul and dispose of the limited amounts of hazardous waste our operations produce.

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

Corporate Responsibility

Sustainability

We are committed to mitigating the impact our products and operations have on the environment. As an operator of metals service centers, our day-to-day business consists of the sale, distribution and processing of a broad variety of metal products sourced from numerous primary metal producers. Approximately half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first‑stage” processing, which does not require significant amounts of energy or toxic or hazardous materials as we are simply cutting the metal to size. Our operations, by their nature, do not emit significant amounts of carbon dioxide or other greenhouse gases or have a significant impact on the environment. We believe our energy use is significantly less than that of metals producers.

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

Community Programs

Reliance is committed to investing in and enriching the communities in which we live and work. We support a variety of organizations and community programs including:

•

Veterans support — We are supporters of a non-profit organization that provides veterans and transitioning services members with advanced manufacturing training and industry-recognized certification for careers in welding, machining and fabrication at no cost to them. Since 2013, Reliance has partnered with this organization through financial sponsorship, donations of metals for their training courses, and hiring this organization’s graduates. For the past four years, we have also participated in a national program focused on supporting enlisted members of the Armed Forces and their families.

•

Reliance Cares — In 2017, we launched an employee relief fund to support our workforce of approximately 15,600 individuals across 44 states and 13 countries outside of the U.S. (“Reliance Cares”). Reliance Cares is available to any of our employees impacted by a natural disaster.

•

Local Community Organizations — Reliance encourages our subsidiaries and divisions to engage with organizations, and participate in events, serving their local communities, especially those promoting the health and wellbeing of our employees and their families. Reliance often contributes to the fundraising efforts of our subsidiaries and divisions and supports volunteer efforts by our employees.

Employees

As of December 31, 2018, we had approximately 15,600 employees. Approximately 11% of our employees are covered by collective bargaining agreements that expire at various times over the next seven years. Approximately 400 employees are covered by 13 different collective bargaining agreements that expire in 2019. We have entered into collective bargaining agreements with 40 union locals at 51 of our locations. These collective bargaining agreements have not had a material impact either favorably or unfavorably on our revenues or profitability at our various locations. We aim to always maintain excellent relations with our employees and have never experienced a significant work stoppage. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations.

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

Our Investor Relations website is located at http://investor.rsac.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available, free of charge, through our website as soon as reasonably practical after we electronically file or furnish the reports to the SEC. We encourage investors to visit our website.

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

We purchase large quantities of aluminum, carbon, stainless and alloy steel and other metals, which we sell to a variety of customers. The costs to us for these metals and the prices that we charge customers for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we may not always be able to do so, particularly when the cost increases are not demand driven. When metal prices decrease, we may not be able to replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which would reduce our profitability during that interim period.

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability and related pricing, metals consumption, import levels into the U.S., and the strength of the U.S. dollar relative to other currencies among others. Future changes in global general economic conditions or in production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our profitability and cash flows. We generally do not enter into long‑term agreements with our suppliers or hedging arrangements that could lessen the impact of metal price fluctuations.

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

Excess capacity and over-production by foreign metal producers or decreases in tariffs could increase the level of metal imports into the U.S., resulting in lower domestic prices, which would adversely affect our sales, margins and profitability.

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

We have few long‑term contracts to purchase metals. Therefore, our primary suppliers of aluminum, carbon, stainless and alloy steel or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value‑added inventory management services depends on our ability to maintain an uninterrupted supply of high quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our profitability and cash flows. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find foreign sources of supply. Using foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us, and such claims may be more difficult to pass through to foreign suppliers.

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

We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, we do not undertake independent testing of such metals unless independent tests are required by customers. We rely on customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. Although our primary sources of products have been domestic mills, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from substandard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or carry insufficient, insurance.

We face increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements.

As a result of increasingly stringent regulatory requirements, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight and alternative materials, such as composites, plastics, glass and carbon fiber. Use of such materials could reduce the demand for metal products, which may reduce our profitability and cash flow.

If metals prices increase compared to certain substitute materials, the demand for our products could be negatively impacted, which could have an adverse effect on our financial results.

In certain applications, metal products compete with other materials, such as composites, glass, carbon fiber and plastic. Prices of all of these materials fluctuate widely, and differences between the prices of these materials and the price of metal products may adversely affect demand for our products and/or encourage material substitution, which could adversely affect the prices of and demand for metal products. The higher cost of metal relative to certain other materials may make material substitution more attractive for certain uses.

Our insurance coverage, customer indemnifications or other liability protections may be unavailable or inadequate to cover all of our significant risks or our insurers may deny coverage of or be unable to pay for material losses we incur, which could adversely affect our profitability and overall financial position.

We strive to obtain insurance agreements from financially solid, highly rated counterparties in established markets to cover significant risks and liabilities. Not every risk or liability can be insured, and for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Disputes with insurance carriers, including over policy terms, reservation of rights, the applicability of coverage (including exclusions), compliance with provisions (including notice) and/or the insolvency of one or more of our insurers may significantly affect the amount or timing of recovery.

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

Since our initial public offering in September 1994, we have successfully purchased 66 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

•	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

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

With a diverse geographic footprint in both North America and internationally, we believe our decentralized structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, by leaving significant control and decision‑making authority and accountability in the hands of local management. Because we are decentralized, we may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or by our internal policies) and “company‑wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

As a decentralized business, we depend on both senior management and our key operating employees. If we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.

Because of our decentralized operating style, we depend on the efforts of our senior management, including our President and Chief Executive Officer, James Hoffman, and our Senior Executive Vice President and Chief Financial Officer, Karla Lewis, and other senior management, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to continue their employment with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our financial performance and in times of reduced financial performance this may cause our employees to seek employment opportunities that provide a more stable compensation structure. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to identifying and training a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

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

Ten percent of our 2018 sales were to international customers, subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, labor unrest and current and changing regulatory environments. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

In addition, new or revised laws or regulations may alter the environment in which we do business, including the United Kingdom's withdrawal from the European Union, which could adversely impact our financial results. For example, new legislation or regulations may result in loss of revenue for our businesses in the United Kingdom that serve customers in the European Union or increased costs to us, directly for our compliance, or indirectly to the extent suppliers increase prices of goods and services because of increased compliance costs, excise taxes or reduced availability of materials.

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

In addition, our systems and data may be subject to security breaches, viruses, malware, and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events on the Company’s and certain of our subsidiaries’ networks and/or systems. To date, none of these events has had a material impact on our or our subsidiaries’ operations or financial results. We may experience similar or more sophisticated events in the future. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology‑related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

Data privacy and information security may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we cannot guarantee our protection from all material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromise of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, any of which could result in costly litigation and liability or reputational harm. Furthermore, we may be required to expend significant attention and financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our information or the information of our employees and customers.

In addition, we operate in an environment in which the regulatory and legal framework is evolving quickly and varies by jurisdiction. We cannot predict the cost of compliance with future laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and cybersecurity or the potential effects on our business.

For example, the State of California recently passed legislation granting residents certain new data privacy rights and regulating data collection and privacy protection. California’s law may be subject to amendment before it goes into effect in January 2020, and other states are now considering similar laws. As a company doing some business in Europe, we may also be subject to European data protection laws and regulations. The European Union General Data Protection Regulation, which took effect in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

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

We review the recoverability of goodwill and indefinite‑lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite‑lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, viability of end markets (such as the energy market in which we have downsized a business and lower oil prices impacted the demand for the products we sell - see discussion of our 2018 and 2016 impairment charges in Note 18 — “Impairment and Restructuring Charges” of Part II, Item 8 “Financial Statements and Supplementary Data”), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 15,600 employees worldwide as of December 31, 2018. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 11% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 400 employees are covered by 13 different collective bargaining agreements that expire in 2019. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2018, we had aggregate outstanding indebtedness of approximately $2.22 billion. This indebtedness could adversely affect us in the following ways:

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

Our ability to generate sufficient cash flow from operations, draw on our revolving credit facility or access the capital markets to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations or new acquisitions to repay amounts drawn under our revolving credit facility when it matures in 2021, amortization payments on our term loan and the balance to be paid when it matures in 2021, or our debt securities when they mature in 2023 and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transactions at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers or we may not be able to continue our operations as planned.

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

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short‑term prevailing interest rates, primarily based on the London Interbank Offered Rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. At December 31, 2018, we had $1.46 billion in total variable interest rate debt outstanding with $533.0 million available for borrowing on our revolving credit facility. Assuming a consistent level of debt, a 100 basis point increase in the interest rate on our floating rate debt would result in approximately $14.6 million of additional interest expense on an annual basis. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if an alternative index will replace LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, we maintained more than 300 metals service center processing and distribution facilities in 40 states in the U.S. and in 13 other countries, and our corporate headquarters. In the opinion of management, all of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50‑60% of capacity based upon a 24‑hour seven‑day week, with each location averaging approximately two shifts operating at full capacity for a five‑day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 92 of the more than 300 processing and distribution facilities that we maintained as of December 31, 2018. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, for a total of approximately 6.6 million square feet. Total square footage on all company‑owned properties is approximately 27.7 million and represents approximately 80% of the total square footage of our operating facilities. In addition, we lease our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2031 and our ground leases expire at various times through 2041. The aggregate monthly rent amount for these properties is approximately $2.7 million.

Item 3.  Legal Proceedings

From time to time, we are named as a defendant in legal actions. Generally, these actions arise in the ordinary course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations, financial condition or cash flows. We maintain general liability insurance against risks arising in the ordinary course of business.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 190 stockholders of record as of February 22, 2019. Our common stock has traded for the past 25 years on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded September 16, 1994. Our stockholders of record exclude those stockholders whose shares were held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 59 consecutive years and have never reduced or suspended our dividend. In February 2019, our Board of Directors increased the regular quarterly dividend amount 10.0% to $0.55 per share. Our Board of Directors has increased the quarterly dividend rate on a periodic basis with the most recent being our 26th increase since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

Our share repurchase activity during the three months ended December 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1 - October 31, 2018	1,617,234	80.64	1,617,234	9,963,826
November 1 - November 30, 2018	1,164,525	79.62	1,164,525	8,799,301
December 1 - December 31, 2018	1,772,546	73.93	1,772,546	7,026,755
Total	4,554,305		4,554,305

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

Additional information regarding securities authorized for issuance under all stock‑based compensation plans will be included under the caption “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in our definitive Proxy Statement for the 2019 annual meeting of stockholders to be held on May 15, 2019.

Stock Performance Graph

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission (SEC) or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five‑year period from December 31, 2013 through December 31, 2018. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there is no nationally‑recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2018, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Reliance Steel & Aluminum Co.
S&P 500
Russell 2000
Industry Peer Group

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 Russell Investment Group. All rights reserved.

	2013	2014	2015	2016	2017	2018
Reliance Steel & Aluminum Co.	$100.00	$82.44	$80.02	$112.42	$124.19	$105.39
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Industry Peer Group	100.00	74.30	59.43	102.94	103.75	78.26

Item 6.  Selected Financial Data

We have derived the following selected consolidated financial data for each of the five years ended December 31, 2018 from our audited consolidated financial statements. The information below should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except number of shares which are reflected in thousands and per share amounts)
Income Statement Data:
Net sales	$11,534.5	$9,721.0	$8,613.4	$9,350.5	$10,451.6
Cost of sales (exclusive of depreciation and amortization expense)	8,253.0	6,933.2	6,023.1	6,803.6	7,830.6
Gross profit(1)	3,281.5	2,787.8	2,590.3	2,546.9	2,621.0
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	2,091.8	1,902.8	1,798.1	1,725.3	1,789.8
Depreciation and amortization expense	215.2	218.4	222.0	218.5	213.8
Impairment of long-lived assets	37.0	4.2	52.4	53.3	—
Operating income	937.5	662.4	517.8	549.8	617.4
Other (income) expense:
Interest expense	86.2	73.9	84.6	84.3	81.9
Other expense (income), net	0.7	4.7	4.0	6.8	(10.8)
Income before income taxes	850.6	583.8	429.2	458.7	546.3
Income tax provision (benefit)(2)	208.8	(37.2)	120.1	142.5	170.0
Net income	641.8	621.0	309.1	316.2	376.3
Less: Net income attributable to noncontrolling interests	8.1	7.6	4.8	4.7	4.8
Net income attributable to Reliance	$633.7	$613.4	$304.3	$311.5	$371.5
Earnings per share attributable to Reliance stockholders:
Diluted	$8.75	$8.34	$4.16	$4.16	$4.73
Basic	$8.85	$8.42	$4.21	$4.20	$4.78
Shares used in computing earnings per share:
Diluted	72,441	73,539	73,121	74,902	78,616
Basic	71,621	72,851	72,363	74,096	77,683

Other Data:
Cash flow provided by operations	$664.6	$399.0	$626.5	$1,025.0	$356.0
Capital expenditures	239.9	161.6	154.9	172.2	190.4
Cash dividends per share	2.00	1.80	1.65	1.60	1.40

Balance Sheet Data (December 31):
Working capital	$2,585.9	$2,347.6	$2,032.5	$1,564.5	$2,458.3
Total assets	8,044.9	7,751.0	7,411.3	7,121.6	7,822.4
Short-term debt(3)	66.8	92.6	83.1	501.3	94.6
Long-term debt(3)	2,141.1	1,809.6	1,847.2	1,428.9	2,209.6
Reliance stockholders’ equity	4,671.6	4,667.1	4,148.8	3,914.1	4,099.0

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

(2)

Income tax provision (benefit) includes a provisional $207.3 million net tax benefit in 2017 relating to the Tax Cuts and Jobs Act of 2017. See Note 10 — “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on the impact of the tax legislation.

(3)	Includes capital lease obligations.

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

Overview

We had strong operational execution throughout 2018 resulting in record net sales, gross profit, pretax income and earnings per share. Solid demand, coupled with the favorable pricing impact of Section 232 of the Trade Expansion Act of 1962 (“Section 232”) tariffs, created positive pricing momentum throughout most of 2018 that resulted in pricing levels being significantly higher for almost every product we sell.  Higher metal prices and periods of increasing prices enhance our earnings. Highlights of 2018 included:

•	Record net sales of $11.53 billion in 2018, increased $1.81 billion, or 18.7%, from 2017;
•	Record gross profit of $3.28 billion in 2018, increased $493.7 million, or 17.7%, from our second highest gross profit dollars in 2017;
•	Our 2018 gross profit margin of 28.4% was near the high end of our sustainable annual range of 27% to 29%;
•	Record pretax income of $850.6 million, increased $266.8 million, or 45.7%, from 2017;
•	Record earnings per diluted share of $8.75 per share. Excluding the impact of tax reform, our earnings per share increased $3.27 or 59.2% from $5.52 in 2017 to $8.79 in 2018; and
•	Record share repurchases of $484.9 million.

Our same-store tons sold increased 0.8% and our same-store average selling price per ton sold increased 17.3% in 2018 compared to 2017. Healthy demand and higher prices, along with our investments in value-added processing equipment and focus on specialty products supported our gross profit margin of 28.4%, near the top end of our sustainable range of 27% to 29%.

Our same-store S,G&A expense as a percent of sales decreased from 19.5% in 2017 to 18.0% in 2018 due to higher metals pricing that increased our sales. In addition, we exercised effective expense control.

Due to our record earnings driven by higher average selling prices and shipment levels, along with our strong gross profit margin and effective working capital management, we generated cash flow from operations of $664.6 million in 2018, up from $399.0 million in 2017, despite significantly higher working capital requirements during 2018. As of December 31, 2018, our net debt-to-total capital ratio was 30.8%, up from 27.2% as of December 31, 2017.

We used our strong operating cash flow to further grow the Company in 2018 by completing three acquisitions and purchasing the remaining 40% noncontrolling interest of our toll processing joint venture in Mexico and investing $239.9 million in capital expenditures, while also returning value to our stockholders with $145.3 million of cash dividends and $484.9 million of share repurchases. In addition, during the first quarter of 2019 we increased our quarterly dividend by 10.0%.

We believe that our exposure to diverse end markets, a broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities. We believe we have sufficient liquidity, with $533.0 million available for borrowing on our revolving credit facility and $128.2 million in cash and cash equivalents, and access to capital to continue executing all elements of our capital allocation.

Effect of Demand and Pricing Changes on our Operating Results

Customer demand can have a significant impact on our results of operations. When volume increases, our revenue dollars generally increase, which contributes to increased gross profit dollars. Variable costs also increase with volume, primarily our warehouse, delivery, selling, general and administrative expenses. Conversely, when volume declines, we typically produce fewer revenue dollars, which can reduce our gross profit dollars. We can reduce certain variable expenses when volumes decline, but we cannot easily reduce our fixed costs.

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. Our revenue dollars rise in conjunction with pricing increases. Our pricing usually increases when the cost of our materials increase. We are typically able to pass higher prices on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. Because changes in pricing do not require us to adjust our expense structure other than for profit‑based compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes.

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

Acquisitions

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other diverse-end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales during the period from November 1, 2018 to December 31, 2018 were $4.2 million.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales in 2018 were $41.0 million. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a controlling interest.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. The KMS Companies’ net sales during the period from August 1, 2018 to December 31, 2018 were $11.9 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to December 31, 2018 were $26.9 million.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales in 2018 were $39.4 million.

We funded our acquisition of Ferguson with borrowings on our revolving credit facility and cash on hand.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales in 2018 were $26.7 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales in 2018 were $26.3 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales in 2018 were $174.4 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

Internal Growth Activities

We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities and adding processing equipment with record capital expenditures of $239.9 million in 2018, with the majority spent on growth activities. We also continued to add and upgrade processing equipment that enables us to provide higher quality and additional services to our existing and potential customers, resulting in increased market share and higher gross profit margins. We believe that our ability to finance our investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them, which many of our competitors do not have the ability to provide.

Results of Operations

The following table sets forth certain income statement data for each of the last three years (dollars are shown in millions and certain percentages may not calculate due to rounding):

	2018		2017		2016
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$11,534.5	100.0%	$9,721.0	100.0%	$8,613.4	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	8,253.0	71.6	6,933.2	71.3	6,023.1	69.9
Gross profit(2)	3,281.5	28.4	2,787.8	28.7	2,590.3	30.1
Warehouse, delivery, selling, general and administrative expense ("S,G&A")(3)	2,091.8	18.1	1,902.8	19.6	1,798.1	20.9
Depreciation expense	169.4	1.5	167.8	1.7	167.9	1.9
Amortization expense	45.8	0.4	50.6	0.5	54.1	0.6
Impairment of long-lived assets(4)	37.0	0.3	4.2	—	52.4	0.6
Operating income	$937.5	8.1%	$662.4	6.8%	$517.8	6.0%

(1)	Cost of sales included $12.8 million of inventory-related restructuring charges relating to the planned closure or sale of certain locations in 2016.

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

(3)	S,G&A includes $19.1 million and $8.7 million of gains related to the sale of non-core property, plant and equipment in 2018 and 2017, respectively.

(4)	See “Expenses” below for discussion of our impairment charges.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2018	2017	Change	Change
	(in millions)
Net sales	$11,534.5	$9,721.0	$1,813.5	18.7%
Net sales, same-store	$11,452.1	$9,713.2	$1,738.9	17.9%

	Year Ended December 31,		Tons	Percentage
	2018	2017	Change	Change
	(in thousands)
Tons sold	6,112.6	6,053.4	59.2	1.0%
Tons sold, same-store	6,099.0	6,052.0	47.0	0.8%

	Year Ended December 31,		Price	Percentage
	2018	2017	Change	Change
Average selling price per ton sold	$1,885	$1,599	$286	17.9%
Average selling price per ton sold, same-store	$1,875	$1,598	$277	17.3%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership in Acero Prime) completed in 2018 and 2017.

Our net sales in 2018 were the highest in our history, mainly due to higher metals prices. Prices for almost every product we sell improved in 2018 compared to 2017 as the impact of Section 232 tariffs favorably impacted metal prices along with healthy demand and our increased level of value-added processing.

Demand in the automotive (which we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets remained strong. Demand in the non-residential construction (including infrastructure), heavy industry and energy (oil and natural gas) end markets remained healthy.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in 2018 increased 17.3% from 2017 given increased mill pricing for most products we sell. As carbon steel sales represent approximately 53% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year from 2017 to 2018 as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	20.5%	20.4%
Aluminum	14.5%	14.4%
Stainless steel	13.0%	12.6%
Alloy	15.2%	14.8%

Cost of Sales

	Year Ended December 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$8,253.0	71.6%	$6,933.2	71.3%	$1,319.8	19.0%

The increase in cost of sales in 2018 compared to 2017 is mainly due to a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last‑in, first‑out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a record charge, or expense, of $271.8 million in 2018 compared to a charge, or expense, of $30.7 million in 2017. The significant increases in the cost of our products as a result of Section 232 tariffs significantly increased our LIFO inventory valuation adjustment charge.

Our LIFO inventory valuation reserve as of December 31, 2018 and 2017 was $293.6 million and $21.8 million, respectively. Higher metal costs in our inventory as of December 31, 2018 as compared to December 31, 2017 resulted in LIFO expense in 2018.

Gross Profit

	Year Ended December 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$3,281.5	28.4%	$2,787.8	28.7%	$493.7	17.7%

Our gross profit increased in 2018 compared to 2017 mainly due to higher metals prices, increased value-added processing, pricing discipline and our focus on higher margin orders. Our gross profit in 2018 was the highest in our history. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margins were near the high end of our sustainable annual range of 27% to 29% in 2018 and 2017.

Expenses

	Year Ended December 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$2,091.8	18.1%	$1,902.8	19.6%	$189.0	9.9%
S,G&A expense, same-store	$2,061.0	18.0%	$1,898.8	19.5%	$162.2	8.5%
Depreciation & amortization expense	$215.2	1.9%	$218.4	2.2%	$(3.2)	(1.5)%
Impairment of long-lived assets	$37.0	0.3%	$4.2	—%	$32.8	781.0%

Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership in Acero Prime) completed in 2018 and 2017.

The increase in our S,G&A expense in 2018 compared to 2017 is mainly due to increases in incentive compensation resulting from higher levels of profitability, as well as significant increases in freight expenses due to strong demand, tight supply and higher fuel costs. Our S,G&A expense as a percentage of sales decreased mainly due to our higher sales levels, as a result of higher average selling prices.

We recorded a $37.0 million charge for impairment of long-lived assets in 2018 compared to a $4.2 million charge in 2017. The 2018 impairment charge mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain of the products they sell. Please refer to Note 18 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2018 and 2017 impairment charges.

Operating Income

	Year Ended December 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$937.5	8.1%	$662.4	6.8%	$275.1	41.5%

Our operating income was significantly higher in 2018 compared to 2017 due to higher gross profit dollars mainly from higher average selling prices. Our operating income margin increased mainly due to a decline in our operating expenses as a percentage of sales, due to our higher sales levels. Our 2018 impairment charge lowered our operating income $32.8 million compared to 2017 and lowered our operating income margin by 0.3%. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense

	Year Ended December 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense	$86.2	0.7%	$73.9	0.8%	$12.3	16.6%
Other expense, net	$0.7	—%	$4.7	—%	$(4.0)	(85.1)%

Interest expense was higher in 2018 compared to 2017 mainly due to higher interest rates on borrowings on our revolving credit facility. Please refer to Note 14 — “Other Expense, net” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2018 and 2017 other expense, net.

Income Tax Rate

Our effective income tax rate in 2018 was 24.5% compared to our 2017 rate of (6.4)%. Our 2018 effective income tax rate was favorably impacted by Tax Reform, which included significant changes to the taxation of U.S. corporations, including a reduction of the U.S. federal statutory rate from 35% to 21%, effective January 1, 2018. The difference between our 2018 effective income tax rate and the U.S. federal statutory rate is mainly due to state income taxes offset by the effects of company-owned life insurance policies. Our 2017 effective income tax rate was also favorably impacted by Tax Reform as we recognized a provisional net tax benefit of $207.3 million. Excluding the impact of Tax Reform, our effective tax rate for 2017 was 29.1%. Other items that accounted for the difference in our 2017 effective income tax from the U.S. federal statutory rate related to state income taxes offset by the effects of company-owned life insurance policies and domestic production activities deductions. Please refer to Note 10 — “Income Taxes” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the impact of Tax Reform.

Net Income

	Year Ended December 31,
	2018		2017
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$633.7	5.5%	$613.4	6.3%	$20.3	3.3%

The increase in our net income was primarily the result of higher operating income margin offset by a higher effective income tax rate. The decrease in our net income as a percentage of sales was due to the favorable impact of the one-time net tax benefit relating to Tax Reform on our 2017 net income and net income as a percentage of sales. Excluding the impact of Tax Reform, our net income as a percentage of sales increased to 5.5% in 2018 from 4.2% in 2017.

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

Our net sales in 2017 were higher compared to 2016 due to both higher tons sold and higher metals prices. Prices for most products we sell improved in 2017 compared to 2016. Our same-store average selling price per ton sold had increased sequentially in each quarter from the 2016 second quarter to the 2017 fourth quarter. U.S. mill price increases were supported by increases in raw material costs, including scrap.

The automotive (primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets continued to perform well for us in 2017. Heavy industry demand remained relatively steady at the low levels we experienced in 2016. Non-residential construction demand, including infrastructure, continued its slow improvement, although it remained at significantly reduced demand levels from its peak levels experienced in 2006. Demand for the products we sell to the energy (oil and gas) end market improved in 2017 compared to 2016, but remained significantly lower than the recent peak in 2014.

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

The increase in cost of sales in 2017 compared to 2016 was mainly due to higher tons sold and a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in 2016 included $12.8 million of inventory-related restructuring charges relating to the planned closure or sale of certain locations.

Our LIFO method inventory valuation reserve adjustment is included in cost of sales and, in effect, reflects cost of sales at current replacement costs. Any adjustments to our LIFO inventory values to reflect them at the lower of cost or market are also included in our overall LIFO inventory valuation adjustments, which resulted in a charge, or expense, of $30.7 million in 2017 compared to a credit, or income, of $35.0 million in 2016.

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

Our gross profit increased in 2017 compared to 2016 due to higher tons sold and higher metals prices. Our gross profit in 2017 was the second highest in our history surpassed only by our record gross profit in 2018. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in 2016 benefited from a rising metals price environment during which we were able to pass higher prices on to our customers before we received the higher cost metal in our inventory. The pricing environment in 2017 was more competitive than in 2016, which pressured our selling prices and our gross profit margin. Our gross profit margin in 2017 was near the high end of our sustainable annual range of 27% to 29%.

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

The increase in our S,G&A expense in 2017 compared to 2016 was primarily due to increases in certain warehouse and delivery expenses due to higher shipment levels and increased transportation costs from rising fuel prices, and increases in profit-based incentive compensation, as a result of higher levels of profitability, as well as general inflationary factors including annual wage increases. The decrease in our S,G&A expense as a percentage of sales was due to our higher sales levels, as a result of higher metals pricing.

We recorded a $4.2 million charge for impairment of long-lived assets in 2017 compared to a $52.4 million charge in 2016. The 2016 charge mainly related to certain of our energy-related businesses as a result of low crude oil prices resulting in a significant decline in the demand for the products we sell to the energy (oil and natural gas) market. Please refer to Note 18 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2017 and 2016 impairment charges.

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

Income Tax Rate

Our effective income tax rate in 2017 was (6.4)% compared to our 2016 rate of 28.0%. Our 2017 income tax rate was favorably impacted by Tax Reform. Our 2016 tax rate was favorably impacted by the settlement of a tax position that was previously uncertain. We recognized a provisional net tax benefit of $207.3 million in 2017 relating to Tax Reform. Excluding the impact of Tax Reform and the tax settlement, our effective tax rates for 2017 and 2016 were 29.1% and 32.1%, respectively. Other permanent items that lowered our effective income tax rates from the U.S. federal statutory rate were not materially different during both years and relate mainly to company-owned life insurance policies, domestic production activities deductions and foreign income levels that are taxed at rates lower than the U.S. statutory rate of 35%. Please refer to Note 10 — “Income Taxes” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the impact of Tax Reform.

Net Income

	Year Ended December 31,
	2017		2016
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$613.4	6.3%	$304.3	3.5%	$309.1	101.6%

The increases in our net income and net income as a percentage of net sales were primarily due to the favorable impact of Tax Reform. However, increases in operating income and operating income margin, resulting from our second highest annual gross profit dollars, lower impairment and restructuring charges, and lower interest expense also contributed to increases in our net income and net income as a percentage of net sales.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $664.6 million in 2018 compared to $399.0 million in 2017. While our 2018 net income was only modestly higher from 2017, our 2017 earnings included a $207.3 million non-cash deferred income tax benefit relating to Tax Reform. The increase in our operating cash flow of $265.6 million was consistent with the increase in our profitability of $230.8 million, as adjusted for the non-cash income tax-related gain, despite our significantly higher working capital requirements (primarily accounts receivable and inventory less accounts payable) due to higher metal prices. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rate was 41.9 days in 2018 compared to 42.1 days in 2017. Our inventory turn rate (based on tons) for 2018 was 4.2 times (or 2.9 months on hand), compared to 4.5 times (2.7 months on hand) for 2017.

Income taxes paid were $228.5 million in 2018, an increase from $171.1 million paid in 2017. The increase is mainly due to higher taxable income for 2018 compared to 2017 offset by a lower tax rate.

Net cash generated by operating activities was $399.0 million in 2017 compared to $626.5 million in 2016. The decrease of $227.5 million was mainly due to increased working capital requirements in 2017 compared to 2016 to support higher metals prices and our increased shipping volumes.

Income taxes paid were $171.1 million in 2017, a significant increase from $95.1 million paid in 2016. The increase was mainly due to higher taxable income for 2017 compared to 2016, along with the timing of our actual tax payments, with an extension of time to file payment for the 2016 tax year paid in 2017 and the utilization of tax overpayments for the 2015 tax year that lowered taxes paid in 2016.

Investing Activities

Net cash used in investing activities of $281.0 million in 2018 increased from $179.4 million used in 2017 due to $77.6 million used to fund acquisitions in 2018, compared to $37.8 million in 2017. Capital expenditures were $239.9 million in 2018 compared to $161.6 million in 2017.

Net cash used in investing activities of $179.4 million in 2017 decreased significantly from $505.1 million used in 2016 due to $348.7 million used to fund acquisitions in 2016, compared to $37.8 million in 2017. Capital expenditures were $161.6 million in 2017 compared to $154.9 million in 2016.

The majority of our 2018, 2017 and 2016 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $403.9 million in 2018 increased from $198.1 million used in 2017 mainly due to record share repurchases offset by increased net debt borrowings. We spent $484.9 million to repurchase shares of our common stock in 2018 compared to $25.0 million in 2017. Net debt borrowings were $278.1 million compared to net debt repayments of $31.9 million in 2017. We paid dividends and dividend equivalents of $145.3 million in 2018, an increase of $13.3 million from $132.0 million in 2017, mainly due to increases in our quarterly dividend rate in February 2018. Additionally, we spent $29.0 million to purchase the remaining noncontrolling interest in Acero Prime in 2018.

Net cash used in financing activities of $198.1 million in 2017 increased from $100.2 million used in 2016 mainly due to increased net debt repayments, decreased proceeds from the exercise of stock options and our 2017 share repurchases. We paid dividends and dividend equivalents of $132.0 million in 2017, an increase of $11.6 million from $120.4 million in 2016, mainly due to increases in our quarterly dividend rate in July 2016 and February 2017. Proceeds received from exercise of stock options in 2017 were $5.2 million, a decrease from $37.5 million in 2016. Net debt repayments in 2017 were $31.9 million compared to $1.0 million in 2016. Share repurchases were $25.0 million in 2017.

In February 2018, our Board of Directors increased our regular quarterly cash dividend from $0.45 to $0.50 per share of common stock and in February 2019 increased it again to $0.55 per share, an increase of 10.0%. We have increased our dividend 26 times since our 1994 IPO and have never reduced or suspended our dividend. We have paid regular quarterly dividends to our stockholders for 59 consecutive years.

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of December 31, 2018, we had authorization under the plan to purchase approximately 7.0 million shares, or about 11% of our current outstanding shares. During 2018, we repurchased approximately 6.1 million shares of our common stock at an average cost of $79.94 per share, for a total of $484.9 million. During 2017, we repurchased approximately 0.3 million shares of our common stock at an average cost of $74.27 per share, for a total of $25.0 million. We did not repurchase any shares in 2016. From the inception of the plan in 1994, we have repurchased approximately 28.5 million shares at an average cost of $41.85 per share. We expect to continue opportunistically repurchasing shares of our common stock going forward.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2018 was $2.21 billion, up from $1.91 billion at December 31, 2017. At December 31, 2018, we had $925.0 million of outstanding borrowings, $42.0 million of letters of credit issued and $533.0 million available for borrowing on our revolving credit facility.

As of December 31, 2018, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 30.8%, up from 27.2% as of December 31, 2017.

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

Revolving credit facilities with a combined credit limit of approximately $10.0 million are in place for operations in Asia with combined outstanding balances of $4.7 million and $5.8 million as of December 31, 2018 and December 31, 2017, respectively. Revolving credit facilities in Europe with combined outstanding balances of $48.1 million as of December 31, 2017 were repaid and cancelled during 2018.

We believe our existing sources of liquidity are sufficient to satisfy our working capital needs and financial commitments, as well as continued stockholder return activities.

Tax Cuts and Jobs Act of 2017

Tax Reform had a favorable impact on our profitability and cash flows as our effective income tax rate, excluding the impact of the one-time net tax benefit to transition to the new legislation, decreased approximately 500 basis points. In 2017, we recognized a one-time, provisional net tax benefit of $207.3 million primarily relating to the remeasurement of deferred tax assets and liabilities at the lowered income tax rate, which was partially offset by repatriation liabilities.

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

Various industrial revenue bonds had combined outstanding balances of $9.5 million and $10.1 million as of December 31, 2018 and December 31, 2017, respectively, and have maturities through 2027.

As of December 31, 2018, we had $156.2 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021. We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2018 was 11.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2018, calculated in accordance with the terms of the Credit Agreement, was 32.5% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of capital lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

On January 1, 2019 we will adopt accounting changes that require us to recognize approximately $175.0 to $195.0 million of lease assets and lease liabilities on our balance sheet. The impact of these accounting changes is excluded from the calculation of our financial maintenance covenants under our Credit Agreement.

We were in compliance with all financial covenants in our Credit Agreement at December 31, 2018.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2018 and 2017, we were contingently liable under standby letters of credit in the aggregate amounts of $32.4 million and $43.1 million, respectively. The letters of credit are related to insurance policies and construction projects.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)
Long-Term Debt Obligations	$2,214.2	$65.2	$1,391.3	$506.3	$251.4
Estimated Interest on Long-Term Debt(1)	516.0	81.3	150.0	63.5	221.2
Operating Lease Obligations	217.5	59.5	78.4	38.9	40.7
Purchase Obligations – Other(2)	230.1	145.4	77.8	4.1	2.8
Other Long-Term Liabilities
Reflected on the Balance Sheet
under GAAP(3)	44.6	3.4	18.5	11.3	11.4
Total	$3,222.4	$354.8	$1,716.0	$624.1	$527.5

(1)

Interest is estimated using applicable rates as of December 31, 2018 for our outstanding fixed and variable rate debt based on their respective scheduled maturities. Also, the entire outstanding balance on the revolving credit facility of $925.0 million is assumed to remain unchanged until its maturity date in September 2021.

(2)

The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long‑term sales commitments.

(3)

Includes the estimated benefit payments for the next ten years for various long‑term retirement plans. Since estimating employer funding projections for defined benefit plans beyond one year is not practicable, we have only included the estimated employer contribution amounts for 2019. We have excluded deferred income taxes of $440.1 million and other long‑term liabilities of $15.9 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There was no change in our reportable segments; we have one reportable segment –  metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.87 billion at December 31, 2018, or approximately 23% of total assets or 40% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.07 billion at December 31, 2018, or approximately 13% of total assets or 23% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further information regarding our 2018 and 2016 impairment charges and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

Long‑Lived Assets—Goodwill and Indefinite‑Lived Intangible Assets

We review the recoverability of goodwill and intangible assets deemed to have indefinite lives annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill and intangible assets may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products or end markets, reductions in our future cash flow estimates, and slower growth rates in our industry, among others. We review the recoverability of our intangible assets deemed to have indefinite lives by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, as necessary. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment evaluation as of November 1 of each year. No impairment of goodwill was determined to exist in 2018, 2017 or 2016. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $16.5 million and $36.4 million in 2018 and 2016, respectively. No impairment of intangible assets with indefinite lives was recognized in 2017. See Note 18 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Long‑Lived Assets—Other

We review the recoverability of our other long‑lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss is recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We recorded impairment charges on property, plant and equipment of $3.8 million, $4.2 million and $16.0 million in 2018, 2017 and 2016, respectively. We recorded impairment charges of $16.7 million on our intangible assets subject to amortization in 2018. No impairment of intangible assets subject to amortization was recognized in 2017 and 2016. See Note 18 — “Impairment of Long-Lived Assets” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Commodity price risk

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., global economic factors and foreign currency rates. We do not currently use financial derivatives to hedge against metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the “spot” market we are able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels. As more fully discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K, the tariffs imposed on certain metal products under Section 232 of the Trade Expansion Act of 1962 have led to significant increases in the prices of the products we sell and our profitability. A rapid decline in metal prices from current levels could result in a significant adverse effect on our revenues, gross profit and net income.

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

Total foreign currency transaction gains and losses impacting earnings were as follows: gains of $0.6 million in 2018, losses of $4.9 million in 2017 and gains of $1.8 million in 2016.

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

Market risk related to our variable‑rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2018, our total variable interest rate debt outstanding amounted to approximately $1.46 billion, which was primarily comprised of the borrowings on our revolving credit facility of $925.0 million and term loan of $525.0 million. A 100 basis point increase in interest rates on our $1.46 billion of outstanding variable interest rate debt would result in approximately $14.6 million of additional interest expense on an annual basis.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliance Steel & Aluminum Co.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Los Angeles, California

February 27, 2019

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$128.2	$154.4
Accounts receivable, less allowance for doubtful accounts of $18.8 at December 31, 2018 and $15.5 at December 31, 2017	1,242.3	1,087.3
Inventories	1,817.1	1,726.0
Prepaid expenses and other current assets	81.5	80.7
Income taxes receivable	15.9	2.9
Total current assets	3,285.0	3,051.3
Property, plant and equipment:
Land	233.9	229.7
Buildings	1,158.9	1,095.3
Machinery and equipment	1,880.1	1,738.6
Accumulated depreciation	(1,543.0)	(1,407.3)
Property, plant and equipment, net	1,729.9	1,656.3

Goodwill	1,870.8	1,842.6
Intangible assets, net	1,072.0	1,112.1
Cash surrender value of life insurance policies, net	43.6	47.8
Other assets	43.6	40.9
Total assets	$8,044.9	$7,751.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$338.8	$346.7
Accrued expenses	77.4	83.6
Accrued compensation and retirement costs	174.8	139.3
Accrued insurance costs	42.9	42.1
Current maturities of long-term debt and short-term borrowings	65.2	92.0
Total current liabilities	699.1	703.7
Long-term debt	2,138.5	1,809.4
Long-term retirement costs	71.8	85.4
Other long-term liabilities	15.9	11.8
Deferred income taxes	440.1	440.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares – 66,882 at December 31, 2018 and 72,610 at December 31, 2017	136.4	594.6
Retained earnings	4,637.9	4,144.1
Accumulated other comprehensive loss	(102.7)	(71.6)
Total Reliance stockholders’ equity	4,671.6	4,667.1
Noncontrolling interests	7.9	32.8
Total equity	4,679.5	4,699.9
Total liabilities and equity	$8,044.9	$7,751.0

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$11,534.5	$9,721.0	$8,613.4
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	8,253.0	6,933.2	6,023.1
Warehouse, delivery, selling, general and administrative	2,091.8	1,902.8	1,798.1
Depreciation and amortization	215.2	218.4	222.0
Impairment of long-lived assets	37.0	4.2	52.4
	10,597.0	9,058.6	8,095.6

Operating income	937.5	662.4	517.8

Other expense:
Interest	86.2	73.9	84.6
Other expense, net	0.7	4.7	4.0
Income before income taxes	850.6	583.8	429.2
Income tax provision (benefit)	208.8	(37.2)	120.1
Net income	641.8	621.0	309.1
Less: Net income attributable to noncontrolling interests	8.1	7.6	4.8
Net income attributable to Reliance	$633.7	$613.4	$304.3

Earnings per share attributable to Reliance stockholders:
Diluted	$8.75	$8.34	$4.16
Basic	$8.85	$8.42	$4.21

Cash dividends per share	$2.00	$1.80	$1.65

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$641.8	$621.0	$309.1
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(25.7)	28.8	(5.7)
Pension and postretirement benefit adjustments, net of tax	0.1	4.3	0.7
Total other comprehensive (loss) income	(25.6)	33.1	(5.0)
Comprehensive income	616.2	654.1	304.1
Less: Comprehensive income attributable to noncontrolling interests	8.1	7.6	4.8
Comprehensive income attributable to Reliance	$608.1	$646.5	$299.3

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2016	71,739	$533.8	$3,480.0	$(99.7)	$28.6	$3,942.7
Net income	—	—	304.3	—	4.8	309.1
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
Payments to noncontrolling interest holders	—	—	—	—	(3.1)	(3.1)
Stock-based compensation, net	189	18.0	—	—	—	18.0
Stock options exercised	755	37.5	—	—	—	37.5
Cumulative effect of change in accounting for stock-based compensation	—	1.0	(0.6)	—	—	0.4
Cash dividends — $1.65 per share and dividend equivalents	—	—	(120.5)	—	—	(120.5)
Balance at December 31, 2016	72,683	590.3	3,663.2	(104.7)	30.3	4,179.1
Net income	—	—	613.4	—	7.6	621.0
Other comprehensive income	—	—	—	33.1	—	33.1
Payments to noncontrolling interest holders	—	—	—	—	(5.1)	(5.1)
Stock-based compensation, net	165	24.1	—	—	—	24.1
Stock options exercised	99	5.2	—	—	—	5.2
Repurchase of common shares	(337)	(25.0)	—	—	—	(25.0)
Cash dividends — $1.80 per share and dividend equivalents	—	—	(132.5)	—	—	(132.5)
Balance at December 31, 2017	72,610	594.6	4,144.1	(71.6)	32.8	4,699.9
Net income	—	—	633.7	—	8.1	641.8
Other comprehensive income	—	—	—	(25.6)	—	(25.6)
Reclassification of stranded tax effects resulting from tax reform	—	—	5.5	(5.5)	—	—
Noncontrolling interest purchased	—	(9.3)	—	—	(19.7)	(29.0)
Payments to noncontrolling interest holders	—	—	—	—	(13.3)	(13.3)
Stock-based compensation, net	289	33.2	—	—	—	33.2
Stock options exercised	48	2.8	—	—	—	2.8
Repurchase of common shares	(6,065)	(484.9)	—	—	—	(484.9)
Cash dividends — $2.00 per share and dividend equivalents	—	—	(145.4)	—	—	(145.4)
Balance at December 31, 2018	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$641.8	$621.0	$309.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	215.2	218.4	222.0
Impairment of long-lived assets	37.0	4.2	52.4
Provision for uncollectible accounts	7.4	6.7	5.2
Deferred income tax benefit	(9.1)	(192.6)	(0.5)
Gain on sales of property, plant and equipment	(18.8)	(9.5)	(1.2)
Stock-based compensation expense	45.5	33.4	24.4
Other	12.3	7.7	7.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(153.3)	(126.4)	(36.4)
Inventories	(88.8)	(186.6)	(30.4)
Prepaid expenses and other assets	(14.0)	(11.5)	26.7
Accounts payable and other liabilities	(10.6)	34.2	47.5
Net cash provided by operating activities	664.6	399.0	626.5

Investing activities:
Purchases of property, plant and equipment	(239.9)	(161.6)	(154.9)
Acquisitions, net of cash acquired	(77.6)	(37.8)	(348.7)
Proceeds from sales of property, plant and equipment	29.2	27.6	8.9
Other	7.3	(7.6)	(10.4)
Net cash used in investing activities	(281.0)	(179.4)	(505.1)

Financing activities:
Net short-term debt (repayments) borrowings	(48.4)	8.4	(12.6)
Proceeds from long-term debt borrowings	1,518.7	875.0	2,073.0
Principal payments on long-term debt	(1,192.2)	(915.3)	(2,061.4)
Dividends and dividend equivalents paid	(145.3)	(132.0)	(120.4)
Exercise of stock options	2.8	5.2	37.5
Share repurchases	(484.9)	(25.0)	—
Noncontrolling interest purchased	(29.0)	—	—
Other	(25.6)	(14.4)	(16.3)
Net cash used in financing activities	(403.9)	(198.1)	(100.2)
Effect of exchange rate changes on cash and cash equivalents	(5.9)	10.1	(2.7)
(Decrease) increase in cash and cash equivalents	(26.2)	31.6	18.5
Cash and cash equivalents at beginning of year	154.4	122.8	104.3
Cash and cash equivalents at end of year	$128.2	$154.4	$122.8

Supplemental cash flow information:
Interest paid during the year	$84.0	$72.5	$81.4
Income taxes paid during the year, net	$228.5	$171.1	$95.1

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$25.9	$—	$6.1

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Accounts Receivable and Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base, with limited exposure to any single customer account, and various industries into which our products are sold. Trade receivables are typically non‑interest bearing and are initially recorded at cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a collect on delivery basis when collectability is not assured. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral is required. Losses from credit sales are provided for in the financial statements and consistently have been within the allowance provided. The allowance is an estimate of the amount of accounts receivable that will not be collected from our customers based on an evaluation of specific customer risks along with additional reserves based on historical and probable bad debt experience. Amounts are written-off against the allowance in the period we determine that the receivable is uncollectible. As a result of the above factors, we do not consider ourselves to have any significant concentrations of credit risk.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and the current portion of long‑term debt approximate carrying values due to the short period of time to maturity. Fair values of long‑term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes of $750.0 million as of December 31, 2018 and 2017. The fair values of these senior unsecured notes based on quoted market prices as of December 31, 2018 and 2017, were $780.0 million and $831.7 million, respectively, compared to their carrying values of $744.8 million and $744.0 million as of the end of each respective fiscal year. These estimated fair values are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values are generally based on quoted market prices for identical or similar instruments.

Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash and cash equivalents with high credit quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution.

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

Other intangible assets with finite useful lives are amortized over their useful lives. Other intangible assets deemed to have indefinite lives are not amortized but are subject to an annual impairment evaluation as of November 1 of each year. We review the recoverability of our long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognized impairment losses of $16.7 million on our other intangible assets with finite lives in 2018 and $16.5 million and $36.4 million related to our other intangible assets with indefinite lives in 2018 and 2016, respectively. We recognized impairment losses of $3.8 million, $4.2 million and $16.0 million for property, plant and equipment in 2018, 2017 and 2016, respectively. See Note 18 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

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

Stock‑Based Compensation

All of our stock‑based compensation plans are considered equity plans. We calculate the fair value of stock options on the grant date based on the closing market price of our common stock, using a Black‑Scholes option‑pricing model. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock options, stock awards and restricted stock units is expensed on a straight‑line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $45.5 million, $33.4 million and $24.4 million in 2018, 2017 and 2016, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 15 — “Commitments and Contingencies” for further discussion on our environmental remediation matters.

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

We make a comprehensive review of our uncertain tax positions on a quarterly basis. Tax benefits are recognized when it is more likely than not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more‑likely‑than‑not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted, which included significant changes to the taxation of U.S. corporations. These changes include, among other things, a reduction of the U.S. federal statutory rate from 35% to 21% effective in 2018, the implementation of a territorial tax system, a one-time tax in 2017 on

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

accumulated foreign profits that have not been previously subject to U.S. tax law (transition tax), the repeal of the corporate alternative minimum tax and changes to business deductions, including a new limitation on the deductibility of business interest, stricter limits on the deductibility of certain executive compensation and the repeal of the deduction for domestic production activities. For further discussion of the impact of the tax legislation, see Note 10 — “Income Taxes”.

Foreign Currencies

The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other expense, net caption and amounted to net gains of $0.6 million in 2018, net losses of $4.9 million in 2017 and net gains of $1.8 million in 2016.

Impact of Recently Issued Accounting Standards—Adopted

Changes to the Disclosure Requirements for Defined Benefit Plans—In August 2018, the Financial Accounting Standards Board (“FASB”) issued changes that removed disclosures that were no longer considered beneficial, clarified the specific requirements of disclosures and added disclosure requirements identified as relevant. We adopted these disclosure changes for the year ended December 31, 2018. The adoption of these changes did not have a material impact on our financial statements. See Note 12 — “Employee Benefits” for our defined benefit plan disclosures.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, the FASB issued accounting changes that allow for a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from Tax Reform. We adopted these changes as of October 1, 2018. The adoption of these changes did not have a material impact on our financial statements. For further discussion of our adoption of these accounting changes, see Note 13 — “Equity”.

Revenue from Contracts with Customers—In May 2014, the FASB issued accounting changes that replaced most of the detailed guidance on revenue recognition that previously existed under U.S. GAAP. Under the new standard, an entity should recognize revenue when goods or services are transferred to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. We adopted these changes on January 1, 2018 using the modified retrospective method. See Note 5 — “Revenues” for further details.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Leases—In February 2016, the FASB issued accounting changes that require lessees to recognize most long-term leases on the balance sheet through the recognition of a right-of-use asset and a lease liability using a modified retrospective transition method and provide enhanced disclosures. In July 2018, the FASB issued an update to these accounting changes providing an additional, optional transition method that allows lessees the option to initially apply the new accounting changes at the adoption date while continuing to present all prior periods under previous lease accounting guidance.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

We completed our evaluation of the new standard and its potential impact on our consolidated financial statements and will adopt the new standard on January 1, 2019 using the optional transition method and available practical expedients. The practical expedients allow us, among other things, to carry forward our assessment of lease classification and remaining lease terms under the previous lease accounting guidance. Based on our portfolio of leases as of December 31, 2018, approximately $175.0 to $195.0 million of lease assets and lease liabilities will be recognized on our balance sheet on January 1, 2019. The adoption of these accounting changes will not have a material impact on our net income, stockholders’ equity, or cash flows.

Note 2. Acquisitions

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other diverse-end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales during the period from November 1, 2018 to December 31, 2018 were $4.2 million.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V. (“Acero Prime”), a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales in 2018 were $41.0 million. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a controlling interest. Consequently, the increase in our ownership from 60% to 100% was accounted for as an equity transaction.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. The KMS Companies’ net sales during the period from August 1, 2018 to December 31, 2018 were $11.9 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales during the period from March 1, 2018 to December 31, 2018 were $26.9 million.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The allocation of the total purchase price for the All Metals, Dubose and KMS acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$2.4
Accounts receivable	13.1
Inventories	10.0
Property, plant and equipment	20.2
Goodwill	33.8
Intangible assets subject to amortization	25.0
Intangible assets not subject to amortization	18.3
Other current and long-term assets	1.1
Total assets acquired	123.9
Current and long-term debt	25.9
Deferred taxes	7.8
Other current and long-term liabilities	9.2
Total liabilities assumed	42.9
Net assets acquired	$81.0

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales in 2018 were $39.4 million.

We funded our acquisition of Ferguson with borrowings on our revolving credit facility and cash on hand.

2016 Acquisitions

On August 1, 2016, through our wholly owned subsidiary American Metals Corporation, we acquired Alaska Steel Company (“Alaska Steel”), a full-line metal distributor headquartered in Anchorage, Alaska. Our acquisition of Alaska Steel was our first entry into the Alaska market. Alaska Steel provides steel, aluminum, stainless and specialty metals and related processing services to a variety of customers in diverse industries including infrastructure and energy throughout Alaska. Alaska Steel’s net sales in 2018 were $26.7 million.

On April 1, 2016, we acquired Best Manufacturing, Inc. (“Best Manufacturing”), a custom sheet metal fabricator of steel and aluminum products on both a direct and toll basis. Best Manufacturing, headquartered in Jonesboro, Arkansas, provides various precision fabrication services including laser cutting, shearing, computer numerated control (“CNC”) punching, CNC forming and rolling, as well as welding, assembly, painting, inventory management and engineering expertise. Best Manufacturing’s net sales in 2018 were $26.3 million.

On January 1, 2016, we acquired Tubular Steel, Inc. (“Tubular Steel”), a distributor and processor of carbon, alloy and stainless steel pipe, tubing and bar products. Tubular Steel, headquartered in St. Louis, Missouri, has six locations and a fabrication business that supports its diverse customer base. Tubular Steel’s net sales in 2018 were $174.4 million.

We funded our 2016 acquisitions with borrowings on our revolving credit facility and cash on hand.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note other than Acero Prime have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2018 or 2017, as applicable. The purchase price allocations for the 2018 acquisitions of All Metals, KMS and DuBose are preliminary and are pending the completion of pre-acquisition income tax returns. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

The increase in our ownership of Acero Prime from 60% to 100% was accounted for as an equity transaction. The difference between the $29.0 million consideration paid and the $19.7 million noncontrolling interest, or $9.3 million, was recognized as a decrease in total Reliance stockholders’ equity.

As part of the purchase price allocations of the acquisitions completed in 2018, 2017 and 2016, $18.3 million, $3.7 million and $38.2 million, respectively, were allocated to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for the 2018, 2017 and 2016 acquisitions of $24.8 million, $3.7 million and $76.8 million, respectively, with weighted average lives of 10.0,  10.0 and 15.5 years, respectively. The goodwill arising from our 2018, 2017 and 2016 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Tax deductible goodwill from our 2018 and 2016 acquisitions amounted to $21.3 million and $104.7 million, respectively. Total tax deductible goodwill amounted to $685.4 million as of December 31, 2018.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 3. Joint Ventures and Noncontrolling Interests

The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when the ownership interest is greater than 50%.

We have two joint venture arrangements with noncontrolling interests: Oregon Feralloy Partners LLC (40%-owned) and Eagle Steel Products, Inc. (45%-owned). These investments are accounted for using the equity method. The corresponding investments in these entities are reflected in the Other assets caption of the consolidated balance sheets. Equity in earnings of these entities and related distribution of earnings has not been material to our results of operations or cash flows.

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

On October 23, 2018, we purchased the noncontrolling interest of Acero Prime, S. de R.L. de C.V., which increased our ownership from 60% to 100%. See Note 2 — “Acquisitions” for further discussion.

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

Inventories consisted of the following:

	December 31,	December 31,
	2018	2017
	(in millions)
LIFO inventories - cost on FIFO method	$1,737.3	$1,390.0
Cost on FIFO method higher than LIFO value	(293.6)	(21.8)
Inventories - stated on LIFO method	1,443.7	1,368.2
Inventories - stated on FIFO method	373.4	357.8
	$1,817.1	$1,726.0

The changes in the LIFO valuation reserve and impact of LIFO liquidations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
LIFO inventory valuation reserve adjustment charge (income)	$271.8	$73.3	$(8.5)
Liquidation of LIFO inventory quantities that increased cost of sales	**	**	**

** Insignificant liquidations of LIFO inventory quantities.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Cost increases for the majority of our products were the primary cause of the 2018 and 2017 LIFO inventory valuation reserve adjustment charges. Cost decreases for the majority of our products were the primary cause of the 2016 LIFO inventory valuation reserve adjustment income.

Note 5. Revenues

On January 1, 2018, we adopted new accounting guidance relating to the recognition of revenue from contracts with our customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We did not record a cumulative-effect adjustment to retained earnings upon adoption and comparable period financial statement amounts have not been adjusted. Our reported results in 2018 would not have been different if reported under the previous accounting standard.

The following table presents our sales disaggregated by product and service. Certain sales taxes or value-added taxes collected from customers are excluded from our reported sales.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Carbon Steel	$6,285.8	$5,189.6	$4,579.5
Aluminum	2,210.9	1,916.9	1,777.6
Stainless Steel	1,636.1	1,386.3	1,212.5
Alloy	680.7	587.8	473.3
Toll processing and logistics	415.3	362.1	326.5
Other and eliminations	305.7	278.3	244.0
Total	$11,534.5	$9,721.0	$8,613.4

Metal Sales

Metal product sales represented approximately 94% of our revenues in 2018. We have minimal long-term contract sales with our customers as we primarily transact in the “spot market” under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2018, 2017 and 2016, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were $412.7 million, $372.3 million and $346.2 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

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

December 31, 2018

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

Note 6. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)

Balance at January 1, 2016	$1,724.8
Acquisitions	103.4
Disposal of businesses	(1.0)
Effect of foreign currency translation	0.2
Balance at December 31, 2016	1,827.4
Acquisitions	10.3
Effect of foreign currency translation	4.9
Balance at December 31, 2017	1,842.6
Acquisitions	33.8
Effect of foreign currency translation	(5.6)
Balance at December 31, 2018	$1,870.8

Tax deductible goodwill from our 2018 and 2016 acquisitions is $21.3 million and $104.7 million, respectively.

We had no accumulated impairment losses related to goodwill at December 31, 2018.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 7. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2018		December 31, 2017
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$0.8	$(0.4)	$0.8	$(0.4)
Customer lists/relationships	14.9	707.3	(393.4)	745.0	(391.3)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.4	1.0	(0.9)	6.3	(5.9)
		717.2	(402.8)	760.2	(405.7)
Intangible assets not subject to amortization:
Trade names		757.6	—	757.6	—
		$1,474.8	$(402.8)	$1,517.8	$(405.7)

Intangible assets recorded in connection with our 2018 acquisitions were $43.3 million (see Note 2 — “Acquisitions”). A total of $18.3 million was allocated to the trade names acquired, which is not subject to amortization.

During 2018, we recognized impairment losses of $16.5 million and $16.7 million on our trade name and customer relationship intangible assets, respectively, related to one of our energy businesses. Impairment losses of $36.4 million related to eight of our trade name intangible assets were recognized in 2016. See Note 18 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $45.8 million, $50.6 million and $54.1 million in 2018, 2017 and 2016, respectively. Foreign currency translation losses related to intangible assets, net in 2018 were $4.1 million.

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2019	$43.0
2020	43.0
2021	41.3
2022	36.7
2023	30.7

Note 8. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $43.6 million and $47.8 million as of December 31, 2018 and 2017, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Our wholly owned subsidiary, Earle M. Jorgensen Company (“EMJ”), is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former employee stock ownership plan and shares held individually by employees upon the termination of their employment. We are also the owner and beneficiary of key person life insurance policies on certain current and former executives of the Company, its subsidiaries and predecessor companies.

Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by investment income earned under the policies and decreases by the amount of cost of insurance charges, investment losses and interest on policy loans, as applicable.

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. We borrowed $56.1 million, $49.9 million and $51.3 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $70.8 million, $64.0 million and $64.7 million in 2018, 2017 and 2016, respectively. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk‑free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2018 and 2017, loans and accrued interest outstanding on EMJ’s life insurance policies were $636.8 million and $612.0 million, respectively.

Income earned on our life insurance policies, cost of insurance charges and interest expense on borrowings against cash surrender values are included in the Other expense, net caption in the accompanying consolidated statements of income (see Note 14 — “Other Expense, net”).

Note 9. Debt

Debt consisted of the following:

	December 31,	December 31,
	2018	2017
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$925.0	$538.0
Unsecured term loan due from March 29, 2019 to September 30, 2021	525.0	562.5
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	14.2	64.0
Total	2,214.2	1,914.5
Less: unamortized discount and debt issuance costs	(10.5)	(13.1)
Less: amounts due within one year and short-term borrowings	(65.2)	(92.0)
Total long-term debt	$2,138.5	$1,809.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at December 31, 2018 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.86% and 2.96% as of December 31, 2018 and December 31, 2017, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 3.77% and 2.82% as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, we had $925.0 million of outstanding borrowings, $42.0 million of letters of credit issued and $533.0 million available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $10.0 million are in place for operations in Asia with combined outstanding balances of $4.7 million and $5.8 million as of December 31, 2018 and December 31, 2017, respectively. Revolving credit facilities in Europe with combined outstanding balances of $48.1 million as of December 31, 2017 were repaid and cancelled during 2018.

Various industrial revenue bonds had combined outstanding balances of $9.5 million and $10.1 million as of December 31, 2018 and December 31, 2017, respectively, and have maturities through 2027.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

Debt Maturities

The following is a summary of aggregate maturities of long‑term debt for each of the next five years and thereafter:

(in millions)
2019	$65.2
2020	60.6
2021	1,330.7
2022	0.3
2023	506.0
Thereafter	251.4
$2,214.2

Note 10. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2015 and state and local tax examinations before 2014. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$150.6	$117.8	$91.1
State	47.6	21.5	18.9
Foreign	19.7	16.1	10.6
	217.9	155.4	120.6
Deferred:
Federal	(6.0)	(202.8)	3.0
State	(2.3)	11.1	1.0
Foreign	(0.8)	(0.9)	(4.5)
	(9.1)	(192.6)	(0.5)
	$208.8	$(37.2)	$120.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)

U.S.	$775.2	$524.6	$411.0
International	75.4	59.2	18.2
Income before income taxes	$850.6	$583.8	$429.2

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax at U.S. federal statutory tax rate	21.0%	35.0%	35.0%
Tax Reform	0.4	(35.5)	—
State income tax, net of federal tax effect	3.6	3.8	3.1
Foreign earnings taxed at higher (lower) rates	0.4	(0.7)	(0.8)
Net effect of life insurance policies	(1.5)	(3.6)	(4.2)
Net effect of changes in unrecognized tax benefits	(0.2)	(0.2)	(4.3)
Stock-based compensation	0.6	(0.2)	—
Domestic production activity deduction	—	(1.6)	(1.7)
Loss on sale of assets	—	(0.8)	—
Other, net	0.2	(2.6)	0.9
Effective tax rate	24.5%	(6.4)%	28.0%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$26.0	$34.8
Inventory costs capitalized for tax purposes	27.1	23.1
Stock-based compensation	7.2	10.5
Allowance for doubtful accounts	5.4	3.4
Tax credits carryforwards	1.0	1.3
Net operating loss carryforwards	6.0	5.6
Total deferred tax assets	72.7	78.7
Deferred tax liabilities:
Property, plant and equipment, net	(175.4)	(159.7)
Goodwill and other intangible assets	(308.8)	(307.3)
LIFO inventories	(21.1)	(39.5)
Deferred income	—	(0.8)
Other	(7.5)	(12.2)
Total deferred tax liabilities	(512.8)	(519.5)
Net deferred tax liabilities	$(440.1)	$(440.8)

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

As of December 31, 2018, we had available state net operating loss carryforwards (“NOL”) of $5.6 million to offset future income taxes expiring in years 2019 through 2038. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted, which included significant changes to the taxation of U.S. corporations. These changes include, among other things, a reduction of the U.S. federal statutory rate from 35% to 21% effective in 2018, the implementation of a territorial tax system, a one-time tax in 2017 on accumulated foreign profits that have not been previously subject to U.S. tax (transition tax), the repeal of the corporate alternative minimum tax and changes to business deductions, including a new limitation on the deductibility of business interest, stricter limits on the deductibility of certain executive compensation and the repeal of the deduction for domestic production activities.

We recognized a $207.3 million provisional net tax benefit in 2017 relating to the estimated impact of Tax Reform. Included in the provisional amount was $216.7 million tax benefit due to the effect of the U.S. federal statutory rate change on deferred tax assets and liabilities, partially offset by $9.4 million of one-time transition taxes. We finalized our assessment of the impact of Tax Reform in 2018 and reduced the net tax benefit recorded by $3.2 million.

Unrecognized Tax Benefits

We are under U.S. federal tax audit for 2017 and we are under audit by various state jurisdictions for years 2013 through 2017, but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Unrecognized tax benefits at January 1	$4.1	$5.2	$22.9
Increases in tax positions for prior years	0.4	—	0.4
Decreases in tax positions for prior years	—	(0.1)	(0.6)
Increases in tax positions for current year	—	—	0.1
Settlements	—	(0.2)	(17.6)
Lapse of statute of limitations	(2.1)	(0.8)	—
Unrecognized tax benefits at December 31	$2.4	$4.1	$5.2

As of December 31, 2018, $2.4 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.5 million as of December 31, 2018 and 2017. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Note 11. Stock‑Based Compensation Plans

We grant stock‑based compensation to our employees and directors. At December 31, 2018, an aggregate of 1,475,547 shares were authorized for future grant under our various stock‑based compensation plans, including stock options, restricted stock units and stock awards. Awards that expire or are canceled without delivery of shares generally become

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

available for issuance under the plans. As stock options are exercised and restricted stock units vest, we issue new shares of Reliance common stock.

Stock Options

Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate
	Option	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(in years)	(in millions)
Outstanding at January 1, 2016	934,325	$50.26
Exercised	(753,645)	49.70
Outstanding at December 31, 2016	180,680	52.61
Exercised	(98,405)	52.41
Expired or forfeited	(7,000)	58.68
Outstanding at December 31, 2017	75,275	52.30
Exercised	(48,275)	57.91
Expired or forfeited	(1,000)	55.73
Outstanding at December 31, 2018	26,000	$41.76	0.9	$0.8
Exercisable at December 31, 2018	26,000	$41.76	0.9	$0.8

All stock options outstanding at December 31, 2018 were granted to our non‑employee directors and had one-year vesting periods and ten-year terms.

There were no unvested stock options at December 31, 2018 and 2017.

Proceeds from stock options exercised under all stock option plans in 2018, 2017 and 2016 were $2.8 million, $5.2 million and $37.5 million, respectively. The total intrinsic values of all options exercised in 2018, 2017 and 2016 were $1.6 million, $2.8 million and $16.3 million, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2018:

		Weighted Average
	Outstanding and	Remaining	Weighted Average
Range of	Exercisable at	Contractual Life	Exercise Price
Exercise Price	December 31, 2018	in Years	Per Share
$38	12,000	0.4	$38.00
$44 - $45	14,000	1.4	44.99
$38 - $45	26,000	0.9	$41.76

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Restricted Stock

In 2018, 2017 and 2016, we granted 474,715,  446,525 and 512,895, respectively, restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2018, 2017 and 2016 RSU granted has a service-based condition and cliff vests at December 1, 2020, December 1, 2019 and December 31, 2018, respectively, if the recipient is an employee on those dates. In addition to the service-based condition, 178,970,  169,009 and 190,175 of the RSUs granted in 2018, 2017 and 2016, respectively, also have performance goals and vest only upon the satisfaction of the service-based condition and certain three-year performance targets. The fair value of the 2018, 2017 and 2016 RSUs granted was $84.26 per share, $79.60 per share and $69.16 per share, respectively, determined based on the closing price of our common stock on the grant date.

In 2018, 2017 and 2016, 13,880,  18,120 and 11,851 stock awards, respectively, were granted to the non‑employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the stock awards granted in 2018, 2017 and 2016, was $93.65 per share, $71.73 per share and $70.88 per share, respectively, determined based on the closing price of our common stock on the grant date. The awards include dividend rights and vest immediately upon grant.

In 2018, 2017 and 2016, we made payments of $12.3 million, $9.3 million and $6.4 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation caption of the statement of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of December 31, 2018 and changes during the year then ended is as follows:

		Weighted Average
		Grant Date Fair
Unvested RSUs	Shares	Value Per RSU
Unvested at January 1, 2018	924,575	$74.09
Granted	474,715	84.26
Vested	(484,858)	69.32
Canceled or forfeited	(24,602)	76.72
Unvested at December 31, 2018	889,830	$82.05

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2018, there was $48.8 million of total unrecognized compensation cost related to unvested stock‑based compensation awards granted under all stock‑based compensation plans. That cost is expected to be recognized over a weighted average period of 1.35 years.

The tax benefit realized from our stock‑based compensation plans in 2018, 2017 and 2016 was $4.9 million, $8.4 million and $14.3 million, respectively.

Note 12. Employee Benefits

Employee Stock Ownership Plan

We have a tax-qualified employee stock ownership plan (the “ESOP”) that is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations. The Company will cease making annual contributions to the ESOP after the 2018 plan year.

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit‑sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. Eligibility occurs after three months of service and the Company contribution vests at 25% per year. Other 401(k) and profit‑sharing plans exist as certain subsidiaries have not combined their plans into the Master Plan as of December 31, 2018.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the SERP. Separate Supplemental Executive Retirement Plans (“SERPs”) exist for certain wholly owned subsidiaries of the Company, each of which provides postretirement pension benefits to certain former key employees. All SERPs have been frozen to new participants.

Deferred Compensation Plan

In December 2008, the Reliance Deferred Compensation Plan was established for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance Deferred Compensation Plan as of December 31, 2018 and 2017 was $21.8 million and $21.2 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $21.1 million as of December 31, 2018.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2018, 2017 and 2016 our contributions to these plans were $5.4 million, $5.4 million and $5.3 million, respectively. Some of the plans we participate in are in endangered, critical, or declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plans

We, through certain subsidiaries, maintain qualified defined benefit pension plans for certain of our union employees. These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. Certain of these plans are frozen as of December 31, 2018.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the various SERPs and Defined Benefit Plans:

	SERPs		Defined Benefit Plans
	2018	2017	2018	2017
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$36.6	$48.5	$103.5	$95.9
Service cost	0.9	0.8	1.7	1.5
Interest cost	1.1	1.1	3.5	3.7
Actuarial loss	(0.3)	1.0	(9.3)	6.2
Benefits paid	(1.1)	(1.2)	(3.8)	(3.8)
Plan amendments	—	—	1.0	0.2
Plan settlements	—	(13.6)	—	(0.2)
Benefit obligation at end of year	$37.2	$36.6	$96.6	$103.5

Change in plan assets
Fair value of plan assets at beginning of year	N/A	N/A	$89.0	$73.3
Actual return on plan assets	N/A	N/A	(4.2)	9.9
Employer contributions	N/A	N/A	13.9	9.8
Benefits paid	N/A	N/A	(3.8)	(3.8)
Plan settlements	N/A	N/A	—	(0.2)
Fair value of plan assets at end of year	N/A	N/A	$94.9	$89.0

Funded status
Funded status of the plans	$(37.2)	$(36.6)	$(1.7)	$(14.5)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$9.1	$10.3	$23.2	$24.5
Unamortized prior service cost	—	—	2.8	2.1
	$9.1	$10.3	$26.0	$26.6

As of December 31, 2018 and 2017, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plans
	2018	2017	2018	2017
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(1.1)	$(1.2)	$—	$—
Noncurrent liabilities	(36.1)	(35.4)	(1.7)	(14.5)
Accumulated other comprehensive loss	9.1	10.3	26.0	26.6
Net amount recognized	$(28.1)	$(26.3)	$24.3	$12.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The accumulated benefit obligation for all SERPs was $32.5 million and $32.6 million as of December 31, 2018 and 2017, respectively. The accumulated benefit obligation for all defined benefit pension plans was $96.6 million and $103.5 million as of December 31, 2018 and 2017, respectively.

	Year Ended December 31,
	2018	2017
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$53.0	$75.5
Projected benefit obligation	53.0	75.5
Fair value of plan assets	50.1	60.3

Following are the details of net periodic benefit cost related to the SERPs and Defined Benefit Plans:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(in millions)			(in millions)
Service cost	$0.9	$0.8	$1.1	$1.7	$1.5	$1.6
Interest cost	1.1	1.1	1.6	3.5	3.7	3.9
Expected return on plan assets	—	—	—	(5.1)	(4.4)	(4.6)
Settlement loss	—	3.7	1.0	—	0.1	0.1
Prior service cost	—	—	—	0.3	0.3	0.3
Amortization of net loss	0.9	0.9	1.4	1.4	1.5	1.5
	$2.9	$6.5	$5.1	$1.8	$2.7	$2.8

Net periodic benefit cost related to the SERPs and Defined Benefit Plans is presented in our statements of income as summarized below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(in millions)			(in millions)
Amounts recognized in the statement of income
Warehouse, delivery, selling, general and administrative expense	$0.9	$0.8	$1.1	$1.7	$1.5	$1.6
Other expense, net	2.0	5.7	4.0	0.1	1.2	1.2
	$2.9	$6.5	$5.1	$1.8	$2.7	$2.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Weighted average assumptions to determine net cost
Discount rate	3.04%	3.36%	3.45%	3.47%	3.93%	4.13%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	5.66%	6.17%	6.57%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plans
	December 31,		December 31,
	2018	2017	2018	2017
Weighted average assumptions to determine benefit obligations
Discount rate	3.82%	3.04%	4.06%	3.47%
Expected long-term rate of return on plan assets	N/A	N/A	5.66%	6.17%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions of $1.1 million are expected during 2019 to the SERPs while no contributions are expected during 2019 to the Defined Benefit Plans.

Plan Assets and Investment Policy

The weighted‑average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2018	2017
Plan Assets
Equity securities	51%	55%
Debt securities	45%	38%
Other	4%	7%
Total	100%	100%

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2018:
Common stock(1)	$27.5	$—	$—	$27.5
U.S. government, state and agency	—	11.6	—	11.6
Corporate debt securities(2)	—	17.4	—	17.4
Mutual funds(3)	32.2	2.6	—	34.8
Interest and non-interest bearing cash	3.6	—	—	3.6
	$63.3	$31.6	$—	$94.9

December 31, 2017:
Common stock(1)	$26.7	$—	$—	$26.7
U.S. government, state and agency	—	4.7	—	4.7
Corporate debt securities(2)	—	17.4	—	17.4
Mutual funds(3)	30.8	3.5	—	34.3
Interest and non-interest bearing cash	5.9	—	—	5.9
	$63.4	$25.6	$—	$89.0

(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

(2)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two‑sided markets, benchmark securities, bids, offers and reference data.

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

Summary Disclosures for All Defined Benefit Plans

The following is a summary of benefit payments under our various defined benefit plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plans
	(in millions)
2019	$1.1	$4.3
2020	13.9	4.4
2021	1.1	4.7
2022	7.9	4.9
2023	1.0	5.2
2024 – 2028	4.4	27.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Supplemental Bonus Plan

In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. As of December 31, 2018, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 65,955 shares of Reliance common stock totaling $4.7 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The (income) expense from mark to market adjustments to this obligation in each of the years ended December 31, 2018, 2017 and 2016 amounted to ($0.8) million, $0.6 million and $2.1 million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance‑sponsored retirement plans was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Master Plan	$28.1	$25.0	$22.3
Other Defined Contribution Plans	9.4	9.0	8.5
Employee Stock Ownership Plan	1.9	1.8	1.8
Deferred Compensation Plan	0.9	0.9	0.7
Supplemental Executive Retirement Plans	2.9	6.5	5.1
Defined Benefit Plans	1.8	2.7	2.8
	$45.0	$45.9	$41.2

Note 13. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for  59 consecutive years. Our Board of Directors increased the quarterly dividend to $0.425 per share from $0.40 per share in July 2016, increased it to $0.45 per share in February 2017, increased it to $0.50 in February 2018 and increased it again in February 2019 to $0.55 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Share Repurchase Plan

On October 20, 2015, our Board of Directors increased the number of shares authorized to be repurchased under our share repurchase plan by 7.5 million shares and extended the duration of the plan through December 31, 2018. On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of December 31, 2018, we had authorization under the plan to purchase approximately 7.0 million shares, or about 11% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 under the Securities Act of 1934, as amended (the “Exchange Act”). During 2018, we repurchased approximately 6.1 million shares of our common stock at an average cost of $79.94 per share, for a total of $484.9 million. During 2017, we repurchased approximately 0.3 million shares of our common stock at an average cost of $74.27 per share, for a total

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

of $25.0 million. We did not repurchase any shares in 2016. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share.  No shares of our preferred stock are issued and outstanding. Our restated articles of incorporation provide that shares of preferred stock may be issued from time to time in one or more series by the Board. The Board can fix the preferences, conversion and other rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of redemption of each series of preferred stock. The rights of preferred stockholders may supersede the rights of common stockholders.

Accumulated Other Comprehensive Loss

On October 1, 2018, we adopted accounting changes issued by the FASB that allow for a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from Tax Reform. As a result of the adoption, we reclassified $5.5 million of income tax benefit from accumulated other comprehensive loss to retained earnings.

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2018	$(51.1)	$(20.5)	$(71.6)
Reclassification of stranded tax effects resulting from Tax Reform to retained earnings	—	(5.5)	(5.5)
Other current-year change	(25.7)	0.1	(25.6)
Balance as of December 31, 2018	$(76.8)	$(25.9)	$(102.7)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $6.5 million and $13.6 million as of December 31, 2018 and December 31, 2017, respectively. Income tax effects are released from accumulated other comprehensive loss as defined benefit plan and SERP obligations are settled.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 14. Other Expense, net

Significant components of Other expense, net are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Investment income from life insurance policies	$(67.4)	$(66.4)	$(60.8)
Interest expense on life insurance policy loans	70.1	66.5	62.1
Life insurance policy cost of insurance	12.1	11.5	10.9
Income from life insurance policy redemptions	(10.3)	(8.5)	(4.4)
Foreign currency transaction (gains) losses	(0.6)	4.9	(1.8)
Net periodic benefit cost — components other than service cost	2.1	6.9	5.2
All other, net	(5.3)	(10.2)	(7.2)
	$0.7	$4.7	$4.0

Note 15. Commitments and Contingencies

Lease Commitments

We lease land, buildings,  equipment and vehicles under non‑cancelable operating leases expiring in various years through 2041. Rent expense for leases that contain scheduled rent increases are recorded on a straight‑line basis. Several of the leases have renewal options providing for additional lease periods. Future minimum payments, by year and in the aggregate, under the non‑cancelable leases with initial or remaining terms of one year or more, consisted of the following as of December 31, 2018:

Operating
Leases
(in millions)
2019	$59.5
2020	45.5
2021	32.9
2022	22.7
2023	16.2
Thereafter	40.7
$217.5

Total rental expense amounted to $82.7 million, $77.9 million and $78.9 million in 2018, 2017 and 2016, respectively.

Included in the amounts for operating leases are lease payments to various related parties, who are not executive officers of the Company, in the amounts of $4.1 million, $3.4 million and $3.6 million in 2018, 2017 and 2016, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2023.

Purchase Commitments

As of December 31, 2018, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long‑term sales commitments we have entered into with our customers.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The total amount of the minimum commitments based on current pricing is estimated at approximately $149.9 million, with amounts in 2019, 2020 and thereafter being $90.7 million, $28.6 million and $30.6 million, respectively.

Collective Bargaining Agreements

As of December 31, 2018, approximately 11%, or 1,780, of our total employees are covered by  40 collective bargaining agreements at 51 of our different locations, which expire at various times over the next seven years. Approximately 400 of our employees are covered by 13 different collective bargaining agreements that will expire during 2019.

Environmental Contingencies

We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. Our operations use minimal amounts of such substances.

We believe we are in material compliance with environmental laws and regulations; however, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. Some of our owned or leased properties are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with an environmental remediation project related to activities at former manufacturing operations of EMJ, our wholly owned subsidiary, that were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ maintained insurance policies during the time it owned the manufacturing operations that have covered costs incurred to date, and are expected to continue to cover the majority of the related costs. We do not expect that this obligation will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise in the ordinary course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse effect on our results of operations, financial condition or cash flows. We maintain general liability insurance against risks arising in the ordinary course of business.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except share amounts which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$633.7	$613.4	$304.3
Denominator:
Weighted average shares outstanding	71,621	72,851	72,363
Dilutive effect of stock-based awards	820	688	758
Weighted average diluted shares outstanding	72,441	73,539	73,121

Earnings per share attributable to Reliance stockholders:
Diluted	$8.75	$8.34	$4.16
Basic	$8.85	$8.42	$4.21

Potentially dilutive securities whose effect would have been antidilutive were not significant for all years presented.

Note 17. Segment Information

We have one reportable segment – metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, sales were comprised of the following in each of the three years ended December 31:

	2018	2017	2016
Carbon steel	53%	52%	52%
Aluminum	19%	19%	20%
Stainless steel	14%	14%	14%
Alloy	6%	6%	5%
Toll processing and logistics	4%	4%	4%
Other	4%	5%	5%
Total	100%	100%	100%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2018
Net sales	$10,638.4	$896.1	$11,534.5
Long-lived assets	4,431.8	328.1	4,759.9
Year Ended December 31, 2017
Net sales	8,847.3	873.7	9,721.0
Long-lived assets	4,353.7	346.0	4,699.7
Year Ended December 31, 2016
Net sales	7,867.3	746.1	8,613.4
Long-lived assets	4,385.2	337.6	4,722.8

Note 18. Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $39.5 million, $4.1 million and $69.1 million in 2018, 2017 and 2016, respectively. The 2018 charges mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain of the products they sell. The 2016 charges mainly related to certain of our energy-related businesses as a result of the impact to our businesses from continued low crude oil prices that reduced drilling activity and the resulting decline in demand for the products we sell to the energy market (oil and natural gas).

The impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Property, plant and equipment	$3.8	$4.2	$16.0
Intangible assets, net	33.2	—	36.4
Total impairment charges	37.0	4.2	52.4
Restructuring––cost of sales	—	(0.2)	12.8
Restructuring––warehouse, delivery, selling, general and administrative expense	2.5	0.1	2.9
Restructuring––non-operating expense	—	—	1.0
Total impairment and restructuring charges	$39.5	$4.1	$69.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 19. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2018 and 2017:

	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2018:
Net sales	$2,757.1	$2,988.9	$2,974.5	$2,814.0
Cost of sales	1,937.2	2,071.4	2,140.2	2,104.2
Gross profit(1)	819.9	917.5	834.3	709.8
Net income	171.1	233.1	150.3	87.3
Net income attributable to Reliance	169.0	230.8	148.3	85.6
Earnings per share attributable to Reliance stockholders:
Diluted	2.30	3.16	2.03	1.22
Basic	2.32	3.19	2.06	1.23

2017:
Net sales	$2,419.3	$2,475.2	$2,450.1	$2,376.4
Cost of sales	1,697.7	1,773.1	1,764.6	1,697.8
Gross profit(1)	721.6	702.1	685.5	678.6
Net income	113.4	104.8	99.0	303.8
Net income attributable to Reliance	111.7	103.0	97.3	301.4
Earnings per share attributable to Reliance stockholders:
Diluted	1.52	1.40	1.32	4.09
Basic	1.53	1.41	1.33	4.14

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

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
Description	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2016
Allowance for doubtful accounts	$16.3	$5.2	$6.5	$0.3	$15.3
Year Ended December 31, 2017
Allowance for doubtful accounts	$15.3	$6.7	$6.5	$—	$15.5
Year Ended December 31, 2018
Allowance for doubtful accounts	$15.5	$7.4	$4.4	$0.3	$18.8

(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Reliance Steel & Aluminum Co.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance Steel & Aluminum Co. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2019

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The narrative and tabular information included under the caption “Management” and under the caption “Compliance with Section 16(a)” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2019 (the “Proxy Statement”) is incorporated herein by reference.

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

Quarterly Financial Information (Unaudited)

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Registrant’s Amended and Restated Bylaws.	8-K	3.2	6/1/2015
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.	8-K	3.1	2/16/2016
4.01	Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
10.01	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.02	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.	8-K	10.06	12/31/1996

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
10.03	Registrant’s Amended and Restated Directors Stock Option Plan.	DEF 14A	Appendix A	5/18/2005
10.04	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan.	S-8	4.1	8/4/2006
10.05	Form of Incentive/Non-Qualified Stock Option Agreement.	S-8	4.2	8/4/2006
10.06	Form of Restricted Stock Agreement.	S-8	4.3	8/4/2006
10.07	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.08	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.09	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.10	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	5/18/2011
10.11	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.12	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.13	Credit Agreement dated as of September 30, 2016 by and among Registrant, Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the other lenders party thereto.	8-K	10.1	10/4/2016
10.14	Form of Third Amended and Restated Credit Agreement dated as of April 4, 2013 by and among Registrant, Bank of America, N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the other lenders party thereto.	8-K	4.1	4/4/2013
10.15	Registrant’s Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/27/2015
21*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

* Filed herewith
** Furnished herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2019.

RELIANCE STEEL & ALUMINUM CO.
By:	/s/ James D. Hoffman
James D. Hoffman
President and Chief Executive Officer

POWER OF ATTORNEY

The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint James D. Hoffman and Karla R. Lewis, or either of them, to act severally as attorneys‑in‑fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys‑in‑fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 27, 2019
Mark V. Kaminski

/s/ James D. Hoffman	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
James D. Hoffman

/s/ Karla R. Lewis	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	February 27, 2019
Karla R. Lewis

/s/ Sarah J. Anderson	Director	February 27, 2019
Sarah J. Anderson

/s/ Karen W. Colonias	Director	February 27, 2019
Karen W. Colonias

/s/ John G. Figueroa	Director	February 27, 2019
John G. Figueroa

/s/ Thomas W. Gimbel	Director	February 27, 2019
Thomas W. Gimbel

/s/ David H. Hannah	Director	February 27, 2019
David H. Hannah

/s/ Douglas M. Hayes	Director	February 27, 2019
Douglas M. Hayes

/s/ Robert A. McEvoy	Director	February 27, 2019
Robert A. McEvoy

/s/ Gregg J. Mollins	Director	February 27, 2019
Gregg J. Mollins

/s/ Andrew G. Sharkey III	Director	February 27, 2019
Andrew G. Sharkey III

/s/ Douglas W. Stotlar	Director	February 27, 2019
Douglas W. Stotlar