Form 10-Q
period 2019-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2019-05-02
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(213) 687-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	RS	New York Stock Exchange

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

As of April 26, 2019, 67,235,382 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares, which are reflected in thousands, and par value)

	March 31,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$133.6	$128.2
Accounts receivable, less allowance for doubtful accounts of $19.7 at March 31, 2019 and $18.8 at December 31, 2018	1,422.0	1,242.3
Inventories	1,936.9	1,817.1
Prepaid expenses and other current assets	68.3	81.5
Income taxes receivable	—	15.9
Total current assets	3,560.8	3,285.0
Property, plant and equipment:
Land	234.4	233.9
Buildings	1,166.8	1,158.9
Machinery and equipment	1,916.3	1,880.1
Accumulated depreciation	(1,578.8)	(1,543.0)
Property, plant and equipment, net	1,738.7	1,729.9

Operating lease right-of-use assets	185.0	—
Goodwill	1,871.7	1,870.8
Intangible assets, net	1,062.4	1,072.0
Cash surrender value of life insurance policies, net	40.2	43.6
Other assets	45.4	43.6
Total assets	$8,504.2	$8,044.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$485.3	$338.8
Accrued expenses	84.6	77.4
Accrued compensation and retirement costs	106.3	174.8
Accrued insurance costs	43.8	42.9
Current maturities of long-term debt and short-term borrowings	65.3	65.2
Current maturities of operating lease liabilities	50.9	—
Income taxes payable	41.2	—
Total current liabilities	877.4	699.1
Long-term debt	2,122.2	2,138.5
Operating lease liabilities	135.5	—
Long-term retirement costs	76.2	71.8
Other long-term liabilities	14.4	15.9
Deferred income taxes	439.3	440.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 67,235 at March 31, 2019 and 66,882 at December 31, 2018	135.9	136.4
Retained earnings	4,789.8	4,637.9
Accumulated other comprehensive loss	(95.9)	(102.7)
Total Reliance stockholders’ equity	4,829.8	4,671.6
Noncontrolling interests	9.4	7.9
Total equity	4,839.2	4,679.5
Total liabilities and equity	$8,504.2	$8,044.9

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$2,956.6	$2,757.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,089.7	1,937.2
Warehouse, delivery, selling, general and administrative	532.1	519.4
Depreciation and amortization	54.0	54.1
	2,675.8	2,510.7

Operating income	280.8	246.4

Other expense:
Interest expense	24.2	19.3
Other expense, net	1.1	1.9
Income before income taxes	255.5	225.2
Income tax provision	63.9	54.1
Net income	191.6	171.1
Less: Net income attributable to noncontrolling interests	1.5	2.1
Net income attributable to Reliance	$190.1	$169.0

Earnings per share attributable to Reliance stockholders:
Diluted	$2.80	$2.30
Basic	$2.83	$2.32

Cash dividends per share	$0.55	$0.50

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2019	2018
Net income	$191.6	$171.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6.8	(2.9)
Total other comprehensive income (loss)	6.8	(2.9)
Comprehensive income	198.4	168.2
Less: Comprehensive income attributable to noncontrolling interests	1.5	2.1
Comprehensive income attributable to Reliance	$196.9	$166.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares, which are reflected in thousands, and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2018	72,610	$594.6	$4,144.1	$(71.6)	$32.8	$4,699.9
Net income	—	—	169.0	—	2.1	171.1
Other comprehensive loss	—	—	—	(2.9)	—	(2.9)
Dividends to noncontrolling interest holders	—	—	—	—	(1.8)	(1.8)
Stock-based compensation, net	269	1.0	—	—	—	1.0
Stock options exercised	48	2.8	—	—	—	2.8
Repurchase of common shares	(584)	(49.3)	—	—	—	(49.3)
Cash dividends — $0.50 per share and dividend equivalents	—	—	(37.2)	—	—	(37.2)
Balance at March 31, 2018	72,343	$549.1	$4,275.9	$(74.5)	$33.1	$4,783.6

Balance at January 1, 2019	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5
Net income	—	—	190.1	—	1.5	191.6
Other comprehensive income	—	—	—	6.8	—	6.8
Stock-based compensation, net	333	(1.3)	—	—	—	(1.3)
Stock options exercised	20	0.8	—	—	—	0.8
Cash dividends — $0.55 per share and dividend equivalents	—	—	(38.2)	—	—	(38.2)
Balance at March 31, 2019	67,235	$135.9	$4,789.8	$(95.9)	$9.4	$4,839.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$191.6	$171.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54.0	54.1
Provision for uncollectible accounts	1.7	3.6
Gain on sales of property, plant and equipment	(0.2)	(0.1)
Stock-based compensation expense	8.2	6.4
Other	1.8	4.1
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(180.7)	(234.2)
Inventories	(119.0)	(169.8)
Prepaid expenses and other assets	41.2	15.9
Accounts payable and other liabilities	118.6	162.2
Net cash provided by operating activities	117.2	13.3

Investing activities:
Purchases of property, plant and equipment	(53.0)	(41.8)
Acquisitions, net of cash acquired	—	(39.6)
Other	4.3	4.1
Net cash used in investing activities	(48.7)	(77.3)

Financing activities:
Net short-term debt borrowings	—	1.0
Proceeds from long-term debt borrowings	374.0	398.0
Principal payments on long-term debt	(391.0)	(253.7)
Dividends and dividend equivalents paid	(39.6)	(38.5)
Share repurchases	—	(49.3)
Other	(8.8)	(2.6)
Net cash (used in) provided by financing activities	(65.4)	54.9
Effect of exchange rate changes on cash and cash equivalents	2.3	0.1
Increase (decrease) in cash and cash equivalents	5.4	(9.0)
Cash and cash equivalents at beginning of year	128.2	154.4
Cash and cash equivalents at end of period	$133.6	$145.4

Supplemental cash flow information:
Interest paid during the period	$13.6	$9.0
Income taxes paid during the period, net	$7.9	$9.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 1.  Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

Note 2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting changes that require lessees to recognize most long-term leases on the balance sheet through the recognition of a right-of-use asset and a lease liability using a modified retrospective transition method and provide enhanced disclosures. In July 2018, the FASB issued an update to these accounting changes providing an additional, optional transition method that allows lessees the option to initially apply the new accounting changes at the adoption date while continuing to present all prior periods under previous lease accounting guidance.

We adopted the new standard on January 1, 2019 using the optional transition method and available practical expedients. The practical expedients allow us, among other things, to carry forward our assessment of lease classification and remaining lease terms under the previous lease accounting guidance. Our adoption of the new lease standard resulted in the recognition of $186.3 million of operating lease right-of-use assets and $187.1 million of operating lease liabilities but did not have a material impact on our consolidated statements of income, equity or cash flows. For further discussion of our leases, see Note 7 – “Leases.”

Note 3. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes or value-added taxes collected from customers are excluded from our reported net sales.

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Carbon steel	$1,593.6	$1,461.2
Aluminum	565.8	550.2
Stainless steel	406.5	403.2
Alloy	184.3	169.0
Toll processing and logistics	111.7	101.1
Other and eliminations	94.7	72.4
Total	$2,956.6	$2,757.1

Note 4.  Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2019	$1,870.8
Purchase price allocation adjustments	(0.5)
Foreign currency translation gain	1.4
Balance at March 31, 2019	$1,871.7

We had no accumulated impairment losses related to goodwill at March 31, 2019.

Note 5.  Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2019		December 31, 2018
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$0.8	$(0.4)	$0.8	$(0.4)
Customer lists/relationships	15.0	708.6	(404.9)	707.3	(393.4)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.5	1.1	(0.9)	1.0	(0.9)
		718.6	(414.3)	717.2	(402.8)
Intangible assets not subject to amortization:
Trade names		758.1	—	757.6	—
		$1,476.7	$(414.3)	$1,474.8	$(402.8)

Intangible assets amortization expense was $10.8 million and $11.8 million for the first quarters of 2019 and 2018, respectively. Foreign currency translation gains related to intangible assets, net, were $1.2 million in the first quarter of 2019 compared to $0.9 million of foreign currency translation losses in the first quarter of 2018.

The following is a summary of estimated future amortization expense for the remaining nine months of 2019 and each of the succeeding five years:

(in millions)
2019 (remaining nine months)	$32.3
2020	43.1
2021	41.4
2022	36.7
2023	30.7
2024	27.2

Note 6.  Debt

Debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$923.0	$925.0
Unsecured term loan due from June 28, 2019 to September 30, 2021	510.0	525.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	14.3	14.2
Total	2,197.3	2,214.2
Less: unamortized discount and debt issuance costs	(9.8)	(10.5)
Less: amounts due within one year and short-term borrowings	(65.3)	(65.2)
Total long-term debt	$2,122.2	$2,138.5

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings from the revolving credit facility and term loan at March 31, 2019 was at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and included a commitment fee at an annual rate of 0.15% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.82% and 3.86% as of March 31, 2019 and December 31, 2018, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 3.75% and 3.77% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we had $923.0 million of outstanding borrowings, $41.8 million of letters of credit issued and $535.2 million available for borrowing on the revolving credit facility.

Senior Unsecured Notes

On November 20, 2006, we entered into an indenture (the “2006 Indenture”) for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, which matured and were repaid on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”) for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $10.1 million are in place for operations in Asia with combined outstanding balances of $4.8 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively.

Various industrial revenue bonds had combined outstanding balances of $9.5 million as of March 31, 2019 and December 31, 2018, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

Note 7.  Leases

Our metals service center leases are comprised of processing and distribution facilities, ground leases and other leased spaces, such as depots, sales offices and storage. We also lease various office buildings, including our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2031 and our ground leases expire at various times through 2041. Nearly all of our leases are operating leases. Information regarding the insignificant amount of finance leases we have is not meaningful to an understanding of our lease obligations.

The following is a summary of our lease cost:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Operating lease cost	$20.8	$19.8

Supplemental cash flow and balance sheet information is presented below:

March 31,
2019
(in millions)
Supplemental cash flow information:
Operating cash flows from operating leases (three months ended)	$(20.2)
Right-of-use assets obtained in exchange for lease obligations (three months ended)	$11.7

Other lease information:
Weighted average remaining lease term—operating leases	5.8 years
Weighted average discount rate—operating leases	4.6%

Maturities of operating lease liabilities are as follows:

	March 31,	December 31,
	2019	2018
	(in millions)
2019	$45.3	$59.5
2020	48.8	45.5
2021	36.3	32.9
2022	25.2	22.7
2023	18.2	16.2
Thereafter	45.0	40.7
Total lease payments	218.8	217.5
Less: imputed interest	(32.4)	—
Total	$186.4	$217.5

Note 8.  Income Taxes

Our effective income tax rates for the first quarters of 2019 and 2018 were 25.0% and 24.0%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes offset by the effects of company-owned life insurance policies.

Note 9.  Equity

Dividends

On April 23, 2019, our Board of Directors declared the 2019 second quarter cash dividend of $0.55 per share. The dividend is payable on June 14, 2019 to stockholders of record as of May 24, 2019.

During the first quarters of 2019 and 2018, we declared and paid quarterly dividends of $0.55 and $0.50 per share, or $37.0 million and $36.5 million in total, respectively. In addition, we paid $2.6 million and $2.0 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the first quarters of 2019 and 2018, respectively.

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

In the first quarters of 2019 and 2018, we made payments of $9.5 million and $5.4 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of March 31, 2019 and changes during the quarter then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2019	889,830	$82.05
Granted(1)	488,345	88.05
Vested	(205)	81.28
Cancelled or forfeited	(1,670)	81.82
Unvested at March 31, 2019	1,376,300	$84.18
Shares reserved for future grants (all plans)	1,039,744

(1)

488,345 RSUs, including 194,155 performance-based RSUs, were granted in March 2019 with a fair value of $88.05 per share. The service-based RSUs cliff vest on December 1, 2021 and the performance-based RSUs have a three-year performance period ended December 31, 2021.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of March 31, 2019, we had authorization under the plan to repurchase approximately 7.0 million shares, or about 10% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.  There were no share repurchases in the first quarter of 2019 compared to $50.0 million of share repurchases in the first quarter of 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
	(in millions)
Balance as of January 1, 2019	$(76.8)	$(25.9)	$(102.7)
Current-period change	6.8	—	6.8
Balance as of March 31, 2019	$(70.0)	$(25.9)	$(95.9)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $6.5 million as of March 31, 2019 and December 31, 2018. Income tax effects are released from accumulated other comprehensive loss as defined benefit plan and supplemental executive retirement plan obligations are settled.

Note 10.  Commitments and Contingencies

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except number of shares, which are reflected in thousands, and per share amounts)
Numerator:
Net income attributable to Reliance	$190.1	$169.0
Denominator:
Weighted average shares outstanding	67,127	72,818
Dilutive effect of stock-based awards	799	632
Weighted average diluted shares outstanding	67,926	73,450

Earnings per share attributable to Reliance stockholders:
Diluted	$2.80	$2.30
Basic	$2.83	$2.32

Potentially dilutive securities whose effect would have been antidilutive were not significant for the first quarters of 2019 and 2018.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, those disclosed in this report and in other reports we have filed with the Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Overview

Strong operational execution in the first quarter of 2019 resulted in superb financial results, given continued positive pricing conditions and generally healthy demand. The favorable pricing impact of Section 232 of the Trade Expansion Act of 1962 (“Section 232”) tariffs imposed near the end of the first quarter of 2018 resulted in pricing levels being significantly higher for almost every product we sell in the first quarter of 2019 compared to first quarter of 2018. Demand in the first quarter of 2019 was somewhat lower compared to the first quarter of 2018 due to one less shipping day and general industry trends.

Highlights of the first quarter of 2019 included:

•	Net sales of $2.96 billion in the first quarter of 2019 were near record levels, increasing $199.5 million, or 7.2%, from the first quarter of 2018;

•	Gross profit of $866.9 million, the second highest in our history, increased $47.0 million, or 5.7%, from the first quarter of 2018;

•	Our gross profit margin of 29.3% in the first quarter of 2019 exceeded our estimated sustainable range of 27% to 29%;

•	Pretax income of $255.5 million, the second highest in our history, increased $30.3 million, or 13.5%, from the first quarter of 2018; and

•

Our diluted earnings per diluted share of $2.80 increased 21.7% from $2.30 in first quarter of 2018. Our first quarter of 2019 diluted earnings per share were the second highest in our history, trailing only the second quarter of 2018 when excluding our fourth quarter of 2017 diluted earnings per share that included a significant income tax benefit from the Tax Cuts and Jobs Act of 2017.

Our same-store tons sold decreased 6.0% in the first quarter of 2019 compared to the first quarter of 2018, consistent with the industry decrease of 6.1% reported by the Metals Service Center Institute (“MSCI”), and included one less shipping day. Our same-store average selling price per ton sold increased 12.8% in the first quarter of 2019 compared to the first quarter of 2018. Our investments in value-added processing equipment during the past several years and focus on specialty products supported our gross profit margin of 29.3%, exceeding our estimated sustainable range of 27% to 29%.

Our S,G&A expense as a percent of sales decreased from 18.8% in the first quarter of 2018 to 18.0% in the first quarter of 2019 due to higher metals pricing that increased our sales.

Due to our higher earnings driven by higher average selling prices and strong gross profit margin, along with effective working capital management, we generated cash flow from operations of $117.2 million in the first quarter of 2019, up from $13.3 million in the first quarter of 2018. As of March 31, 2019, our net debt-to-total capital ratio was 29.8%, down from 30.8% as of December 31, 2018.

We believe that our exposure to diverse end markets, a broad product base and wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities. We believe we have sufficient liquidity as of March 31, 2019, with approximately $535.2 million available for borrowing on our revolving credit facility, $133.6 million in cash and cash equivalents, and access to capital to continue executing our capital allocation strategy.

We adopted new accounting guidance for leases as of January 1, 2019. Our adoption of the new lease standard resulted in the recognition of $186.3 million of operating lease right-of-use assets and $187.1 million of operating lease liabilities but did not have a material impact on our consolidated statements of income, equity or cash flows.  Prior period information was unchanged. See Note 7 — “Leases” of the Notes to the Unaudited Consolidated Financial Statements for further information on our leases.

Acquisitions

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other diverse-end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales were $7.5 million for the first quarter of 2019.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V. (“Acero Prime”), a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales were $11.1 million for the first quarter of 2019. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a controlling interest.

On August 1, 2018, we acquired KMS FAB, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales were $8.9 million for the first quarter of 2019.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales were $9.7 million for the first quarter of 2019.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth certain income statement data for the first quarters of 2019 and 2018, respectively (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2019		2018
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$2,956.6	100.0%	$2,757.1	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)	2,089.7	70.7	1,937.2	70.3
Gross profit(1)	866.9	29.3	819.9	29.7
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	532.1	18.0	519.4	18.8
Depreciation expense	43.2	1.5	42.3	1.5
Amortization expense	10.8	0.4	11.8	0.4
Operating income	$280.8	9.5%	$246.4	8.9%

(1)

Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Net Sales

	Three Months Ended March 31,		Dollar	Percentage
	2019	2018	Change	Change
	(in millions)
Net sales	$2,956.6	$2,757.1	$199.5	7.2%
Net sales, same-store	$2,930.5	$2,754.8	$175.7	6.4%

	Three Months Ended March 31,		Tons	Percentage
	2019	2018	Change	Change
	(in thousands)
Tons sold	1,502.0	1,595.7	(93.7)	(5.9)%
Tons sold, same-store	1,499.4	1,595.4	(96.0)	(6.0)%

	Three Months Ended March 31,		Price	Percentage
	2019	2018	Change	Change
Average selling price per ton sold	$1,958	$1,724	$234	13.6%
Average selling price per ton sold, same-store	$1,944	$1,723	$221	12.8%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership of Acero Prime) completed in 2018.

Our net sales were near record levels in the first quarter of 2019. Prices for almost every product we sell increased in the first quarter of 2019 compared to the first quarter of 2018 as Section 232 tariffs continued to support higher metals prices.

Demand in the automotive (which we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets remained strong. Demand in the non-residential construction (including infrastructure), heavy industry and energy (oil and natural gas) end markets remained steady. For the first quarter of 2019, our same-store tons sold decreased 6.0%, consistent with the industry decrease of 6.1% reported by the MSCI, and included one less shipping day.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in the first quarter of 2019 increased 12.8% compared to the first quarter of 2018 given increased mill pricing for most products we sell. As carbon steel sales represent approximately 53% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	15.9%	15.9%
Aluminum	13.8%	13.8%
Stainless steel	10.2%	10.0%
Alloy	17.0%	17.0%

Cost of Sales

	Three Months Ended
	March 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$2,089.7	70.7%	$1,937.2	70.3%	$152.5	7.9%

The increase in cost of sales in the first quarter of 2019 compared to the first quarter of 2018 is mainly due to higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $12.5 million in the first quarter of 2019 compared to a charge, or expense, of $25.0 million in the first quarter of 2018.

Gross Profit

	Three Months Ended
	March 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$866.9	29.3%	$819.9	29.7%	$47.0	5.7%

Our gross profit increased in the first quarter of 2019 compared to the first quarter of 2018 due to higher metals prices, pricing discipline and our focus on higher margin orders. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin exceeded the high end of our sustainable range of 27% to 29%.

Expenses

	Three Months Ended
	March 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$532.1	18.0%	$519.4	18.8%	$12.7	2.4%
S,G&A expense, same-store	$525.8	17.9%	$518.4	18.8%	$7.4	1.4%
Depreciation & amortization expense	$54.0	1.8%	$54.1	2.0%	$(0.1)	(0.2)%

Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership of Acero Prime) completed in 2018.

Our S,G&A expense as a percentage of sales decreased mainly due to our higher sales levels, as a result of higher average selling prices.

Operating Income

	Three Months Ended
	March 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$280.8	9.5%	$246.4	8.9%	$34.4	14.0%

Our operating income was higher in the first quarter of 2019 compared to the first quarter of 2018 mainly due to higher gross profit dollars driven from higher average selling prices. Our operating income margin increased mainly due to the decline in our S,G,&A expense as a percentage of sales due to our higher sales levels. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense

	Three Months Ended
	March 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense	$24.2	0.8%	$19.3	0.7%	$4.9	25.4%
Other expense, net	$1.1	—%	$1.9	0.1%	$(0.8)	(42.1)%

Interest expense was higher in the first quarter of 2019 compared to the first quarter of 2018 mainly due to higher interest rates on borrowings on our revolving credit facility.

Income Tax Rate

Our effective income tax rates for the first quarters of 2019 and 2018 were 25.0% and 24.0%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes offset by the effects of company-owned life insurance policies.

Net Income

	Three Months Ended
	March 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$190.1	6.4%	$169.0	6.1%	$21.1	12.5%

The increases in our net income and net income margin in the first quarter of 2019 compared to the first quarter of 2018 were primarily the result of higher operating income and operating income margin partially offset by a higher effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash generated by operating activities was $117.2 million in the first quarter of 2019 compared to $13.3 million in the first quarter of 2018. Our increased operating cash flow was mainly due to our higher profitability and decreased working capital investment (primarily accounts receivable and inventory less accounts payable) as metals pricing was more stable during the first quarter of 2019 compared to the first quarter of 2018 when prices increased throughout the quarter. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2019 and 2018, our days sales outstanding rate was 42.1 days and 42.2 days, respectively. Our inventory turn rate (based on tons) during the first quarter of 2019 was 4.2 times (or 2.9 months on hand), compared to 4.5 times (or 2.7 months on hand) in the first quarter of 2018.

Investing Activities

Net cash used in investing activities of $48.7 million in the first quarter of 2019 decreased from $77.3 million in the first quarter of 2018 mainly due to $39.6 million used to fund an acquisition in the first quarter of 2018. Capital expenditures were $53.0 million in the first quarter of 2019 compared to $41.8 million in the first quarter of 2018. The majority of our 2019 and 2018 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $65.4 million in the first quarter of 2019 changed from $54.9 million net cash provided in the first quarter of 2018 mainly due to decreased net debt borrowings offset by decreased share repurchases. Net debt repayments in the first quarter of 2019 were $17.0 million compared to $145.3 million net debt borrowings in the first quarter of 2018. We spent $49.3 million to repurchase shares of our common stock in the first quarter of 2018.

On April 23, 2019, our Board of Directors declared the 2019 second quarter cash dividend of $0.55 per share. We have increased our quarterly dividend 26 times since our IPO in 1994, with the most recent increase of 10.0% from $0.50 per share to $0.55 per share effective in the first quarter of 2019. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 60 consecutive years.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. There were no share repurchases in the first quarter of 2019. As of March 31, 2019, we had authorization under the plan to repurchase approximately 7.0 million shares, or about 10% of our current outstanding shares. From the inception of the plan in 1994 through March 31, 2019, we have repurchased approximately 28.5 million shares at an average cost of $41.85 per share, including record share repurchases of approximately 6.1 million shares for a total of $484.9 million in 2018. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2019 was $2.20 billion, down slightly from $2.21 billion at December 31, 2018. As of March 31, 2019, we had $923.0 million of outstanding borrowings, $41.8 million of letters of credit issued, $535.2 million available for borrowing on our revolving credit facility and $133.6 million in cash and cash equivalents.

As of March 31, 2019, our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 29.8%, down from 30.8% as of December 31, 2018.

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

Revolving credit facilities with a combined credit limit of approximately $10.1 million are in place for operations in Asia with combined outstanding balances of $4.8 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively.

Capital Resources

On November 20, 2006, we entered into an indenture (the “2006 Indenture”) for the issuance of $600.0 million of unsecured debt securities. The total debt issued was comprised of two tranches, (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, which matured and were repaid on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture” and, together with the 2006 Indenture, the “Indentures”) for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Various industrial revenue bonds had combined outstanding balances of $9.5 million as of March 31, 2019 and December 31, 2018, and have maturities through 2027.

As of March 31, 2019, we had $141.3 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.  We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended March 31, 2019 was 11.3 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of March 31, 2019,  calculated in accordance with the terms of the Credit Agreement, was 31.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2019 and December 31, 2018, we were contingently liable under standby letters of credit in the aggregate amount of $32.1 million and $32.4 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of March 31, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.87 billion at March 31, 2019, or approximately 22% of total assets, or 39% of Reliance stockholders’ equity. Additionally, other intangible assets, net amounted to $1.06 billion at March 31, 2019, or approximately 12% of total assets, or 22% of Reliance stockholders’ equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements. We do not believe that the new accounting guidance implemented in 2019 changed our critical accounting policies.

New Accounting Guidance

See Note 2—“Impact of Recently Issued Accounting Guidance” of our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal control changes to properly assess the impact of our adoption of the lease accounting changes on January 1, 2019.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: May 2, 2019	By:	/s/ James D. Hoffman
James D. Hoffman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer; Principal Accounting Officer)