Form 10-Q
period 2019-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2019-10-31
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, 66,656,861 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	September 30,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$166.0	$128.2
Accounts receivable, less allowance for doubtful accounts of $21.3 at September 30, 2019 and $18.8 at December 31, 2018	1,250.9	1,242.3
Inventories	1,669.5	1,817.1
Prepaid expenses and other current assets	69.6	81.5
Income taxes receivable	9.0	15.9
Total current assets	3,165.0	3,285.0
Property, plant and equipment:
Land	236.5	233.9
Buildings	1,183.7	1,158.9
Machinery and equipment	2,005.7	1,880.1
Accumulated depreciation	(1,650.1)	(1,543.0)
Property, plant and equipment, net	1,775.8	1,729.9

Operating lease right-of-use assets	198.9	—
Goodwill	1,872.8	1,870.8
Intangible assets, net	1,040.7	1,072.0
Cash surrender value of life insurance policies, net	30.2	43.6
Other assets	47.5	43.6
Total assets	$8,130.9	$8,044.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$385.9	$338.8
Accrued expenses	94.4	77.4
Accrued compensation and retirement costs	146.3	174.8
Accrued insurance costs	45.3	42.9
Current maturities of long-term debt and short-term borrowings	65.2	65.2
Current maturities of operating lease liabilities	51.4	—
Total current liabilities	788.5	699.1
Long-term debt	1,578.2	2,138.5
Operating lease liabilities	148.5	—
Long-term retirement costs	81.0	71.8
Other long-term liabilities	14.0	15.9
Deferred income taxes	439.0	440.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 66,656 at September 30, 2019 and 66,882 at December 31, 2018	114.9	136.4
Retained earnings	5,061.9	4,637.9
Accumulated other comprehensive loss	(103.4)	(102.7)
Total Reliance stockholders’ equity	5,073.4	4,671.6
Noncontrolling interests	8.3	7.9
Total equity	5,081.7	4,679.5
Total liabilities and equity	$8,130.9	$8,044.9

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,685.9	$2,974.5	$8,526.0	$8,720.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,871.2	2,140.2	5,990.8	6,148.8
Warehouse, delivery, selling, general and administrative	518.7	531.0	1,582.2	1,586.3
Depreciation and amortization	54.8	53.4	163.2	161.8
Impairment of long-lived assets	—	35.5	1.2	35.5
	2,444.7	2,760.1	7,737.4	7,932.4

Operating income	241.2	214.4	788.6	788.1

Other (income) expense:
Interest expense	20.5	22.0	68.4	62.6
Other expense (income) , net	2.3	(2.5)	0.5	(1.2)
Income before income taxes	218.4	194.9	719.7	726.7
Income tax provision	54.5	44.6	179.9	172.2
Net income	163.9	150.3	539.8	554.5
Less: Net income attributable to noncontrolling interests	1.2	2.0	3.9	6.4
Net income attributable to Reliance	$162.7	$148.3	$535.9	$548.1

Earnings per share attributable to Reliance stockholders:
Diluted	$2.40	$2.03	$7.90	$7.49
Basic	$2.44	$2.06	$8.01	$7.57

Shares used in computing earnings per share:
Diluted	67,704	72,981	67,868	73,137
Basic	66,656	71,940	66,941	72,364

Cash dividends per share	$0.55	$0.50	$1.65	$1.50

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$163.9	$150.3	$539.8	$554.5
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(8.7)	2.6	(0.7)	(11.5)
Total other comprehensive (loss) income	(8.7)	2.6	(0.7)	(11.5)
Comprehensive income	155.2	152.9	539.1	543.0
Less: Comprehensive income attributable to noncontrolling interests	1.2	2.0	3.9	6.4
Comprehensive income attributable to Reliance	$154.0	$150.9	$535.2	$536.6

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2018	72,610	$594.6	$4,144.1	$(71.6)	$32.8	$4,699.9
Net income	—	—	169.0	—	2.1	171.1
Other comprehensive loss	—	—	—	(2.9)	—	(2.9)
Dividends to noncontrolling interest holders	—	—	—	—	(1.8)	(1.8)
Stock-based compensation, net	269	1.0	—	—	—	1.0
Stock options exercised	48	2.8	—	—	—	2.8
Repurchase of common shares	(584)	(49.3)	—	—	—	(49.3)
Cash dividends — $0.50 per share and dividend equivalents	—	—	(37.2)	—	—	(37.2)
Balance at March 31, 2018	72,343	549.1	4,275.9	(74.5)	33.1	4,783.6
Net income	—	—	230.8	—	2.3	233.1
Other comprehensive loss	—	—	—	(11.2)	—	(11.2)
Dividends to noncontrolling interest holders	—	—	—	—	(0.8)	(0.8)
Stock-based compensation, net	15	12.9	—	—	—	12.9
Repurchase of common shares	(8)	(0.7)	—	—	—	(0.7)
Cash dividends — $0.50 per share and dividend equivalents	—	—	(36.1)	—	—	(36.1)
Balance at June 30, 2018	72,350	561.3	4,470.6	(85.7)	34.6	4,980.8
Net income	—	—	148.3	—	2.0	150.3
Other comprehensive income	—	—	—	2.6	—	2.6
Dividends to noncontrolling interest holders	—	—	—	—	(1.8)	(1.8)
Stock-based compensation, net	4	14.4	—	—	—	14.4
Repurchase of common shares	(911)	(80.1)	—	—	—	(80.1)
Cash dividends — $0.50 per share and dividend equivalents	—	—	(35.9)	—	—	(35.9)
Balance at September 30, 2018	71,443	$495.6	$4,583.0	$(83.1)	$34.8	$5,030.3

Balance at January 1, 2019	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5
Net income	—	—	190.1	—	1.5	191.6
Other comprehensive income	—	—	—	6.8	—	6.8
Stock-based compensation, net	333	(1.3)	—	—	—	(1.3)
Stock options exercised	20	0.8	—	—	—	0.8
Cash dividends — $0.55 per share and dividend equivalents	—	—	(38.2)	—	—	(38.2)
Balance at March 31, 2019	67,235	135.9	4,789.8	(95.9)	9.4	4,839.2
Net income	—	—	183.1	—	1.2	184.3
Other comprehensive income	—	—	—	1.2	—	1.2
Dividends to noncontrolling interest holders	—	—	—	—	(1.7)	(1.7)
Noncontrolling interest purchased	—	—	—	—	(0.4)	(0.4)
Stock-based compensation, net	12	13.8	—	—	—	13.8
Repurchase of common shares	(593)	(50.0)	—	—	—	(50.0)
Cash dividends — $0.55 per share and dividend equivalents	—	—	(36.9)	—	—	(36.9)
Balance at June 30, 2019	66,654	99.7	4,936.0	(94.7)	8.5	4,949.5
Net income	—	—	162.7	—	1.2	163.9
Other comprehensive loss	—	—	—	(8.7)	—	(8.7)
Dividends to noncontrolling interest holders	—	—	—	—	(1.4)	(1.4)
Stock-based compensation, net	2	15.2	—	—	—	15.2
Cash dividends — $0.55 per share and dividend equivalents	—	—	(36.8)	—	—	(36.8)
Balance at September 30, 2019	66,656	$114.9	$5,061.9	$(103.4)	$8.3	$5,081.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net income	$539.8	$554.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	163.2	161.8
Impairment of long-lived assets	1.2	35.5
Provision for uncollectible accounts	5.2	8.4
Stock-based compensation expense	37.3	33.8
Other	4.9	(4.3)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(14.2)	(339.6)
Inventories	147.0	(352.2)
Prepaid expenses and other assets	59.7	9.9
Accounts payable and other liabilities	10.0	125.5
Net cash provided by operating activities	954.1	233.3

Investing activities:
Purchases of property, plant and equipment	(182.8)	(152.6)
Acquisitions, net of cash acquired	(1.0)	(55.6)
Other	11.9	19.2
Net cash used in investing activities	(171.9)	(189.0)

Financing activities:
Net short-term debt repayments	—	(24.6)
Proceeds from long-term debt borrowings	742.0	941.0
Principal payments on long-term debt	(1,304.3)	(752.5)
Dividends and dividend equivalents paid	(113.3)	(110.5)
Share repurchases	(50.0)	(130.1)
Other	(13.2)	(7.1)
Net cash used in financing activities	(738.8)	(83.8)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(2.8)
Increase (decrease) in cash and cash equivalents	37.8	(42.3)
Cash and cash equivalents at beginning of year	128.2	154.4
Cash and cash equivalents at end of period	$166.0	$112.1

Supplemental cash flow information:
Interest paid during the period	$57.2	$50.6
Income taxes paid during the period, net	$173.7	$171.4

Non-cash investing and financing activities:
Debt assumed in connection with acquisition	$—	$3.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results for the full year ending December 31, 2019. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Carbon steel	$1,416.1	$1,637.6	$4,542.4	$4,741.0
Aluminum	532.4	559.9	1,662.6	1,680.1
Stainless steel	388.7	418.7	1,202.4	1,250.6
Alloy	160.7	171.2	515.0	512.7
Toll processing and logistics	111.8	106.5	343.6	311.9
Other and eliminations	76.2	80.6	260.0	224.2
Total	$2,685.9	$2,974.5	$8,526.0	$8,720.5

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2019	$1,870.8
Acquisition	1.0
Purchase price allocation adjustments	(0.5)
Foreign currency translation gain	1.5
Balance at September 30, 2019	$1,872.8

We had no accumulated impairment losses related to goodwill at September 30, 2019.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2019		December 31, 2018
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	4.8	$0.8	$(0.5)	$0.8	$(0.4)
Customer lists/relationships	15.0	708.7	(426.4)	707.3	(393.4)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.3	1.1	(0.9)	1.0	(0.9)
		718.7	(435.9)	717.2	(402.8)
Intangible assets not subject to amortization:
Trade names		757.9	—	757.6	—
		$1,476.6	$(435.9)	$1,474.8	$(402.8)

Amortization expense for intangible assets was $32.3 million and $35.1 million for the nine months ended September 30, 2019 and 2018, respectively. Foreign currency translation gains related to intangible assets, net, were $1.0 million for the nine months ended September 30, 2019 compared to $1.5 million of foreign currency translation losses for the nine months ended September 30, 2018.

During the three months and nine months ended September 30, 2018, we recognized impairment losses of $16.5 million and $16.7 million on our trade name and customer relationship intangible assets, respectively, related to one of our energy businesses. See Note 12—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated future amortization expense for the remaining three months of 2019 and each of the succeeding five years:

(in millions)
2019 (remaining three months)	$10.8
2020	43.1
2021	41.4
2022	36.7
2023	30.7
2024	27.2

Note 6. Debt

Debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$408.0	$925.0
Unsecured term loan due from December 31, 2019 to September 30, 2021	480.0	525.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.8	14.2
Total	1,651.8	2,214.2
Less: unamortized discount and debt issuance costs	(8.4)	(10.5)
Less: amounts due within one year and short-term borrowings	(65.2)	(65.2)
Total long-term debt	$1,578.2	$2,138.5

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings under the Credit Agreement at September 30, 2019 was at variable rates based on LIBOR plus 1.00% or the bank prime rate and we pay a commitment fee at an annual rate of 0.125% on the unused portion of the revolving credit facility. During the third quarter of 2019, applicable margins were lowered by 25 basis points and our commitment fees were reduced per the terms of the Credit Agreement as a result of a decrease in our calculated leverage ratio. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.20% and 3.86% as of September 30, 2019 and December 31, 2018, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 3.04% and 3.77% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we had $408.0 million of outstanding borrowings, $40.6 million of letters of credit issued and $1.05 billion available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of $9.8 million are in place for operations in Asia with combined outstanding balances of $4.6 million and $4.7 million as of September 30, 2019 and December 31, 2018, respectively.

Various industrial revenue bonds had combined outstanding balances of $9.2 million as of September 30, 2019 and $9.5 million as of December 31, 2018, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at September 30, 2019.

Note 7.  Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices and storage. We also lease various office buildings, including our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2031 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases. Information regarding the insignificant amount of finance leases we have is not meaningful to an understanding of our lease obligations.

The following is a summary of our lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Operating lease cost	$20.9	$21.2	$62.8	$61.6

Supplemental cash flow and balance sheet information is presented below:

September 30,
2019
(in millions)
Supplemental cash flow information:
Cash payments for operating leases (nine months ended)	$62.6
Right-of-use assets obtained in exchange for lease obligations (nine months ended)	$53.2

Other lease information:
Weighted average remaining lease term—operating leases	5.8 years
Weighted average discount rate—operating leases	4.4%

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

(in millions)
2019 (remaining three months)	$15.8
2020	56.0
2021	44.4
2022	32.5
2023	24.6
Thereafter	58.0
Total operating lease payments	231.3
Less: imputed interest	(31.4)
Total operating lease liabilities	$199.9

As previously presented in our consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K, future minimum payments under previous lease accounting guidance for non-cancelable operating leases were as follows:

(in millions)
2019	$59.5
2020	45.5
2021	32.9
2022	22.7
2023	16.2
Thereafter	40.7
Total operating lease payments	$217.5

Note 8.  Income Taxes

Our effective income tax rate for the three months and nine months ended September 30, 2019 was 25.0% compared to 22.9% and 23.7% for the three months and nine months ended September 30, 2018, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Note 9. Equity

Dividends

On October 22, 2019, our Board of Directors declared the 2019 fourth quarter cash dividend of $0.55 per share of common stock, payable on December 6, 2019 to stockholders of record as of November 15, 2019.

During the three months ended September 30, 2019 and 2018, we declared and paid quarterly dividends of $0.55 and $0.50 per share, or $36.7 million and $35.9 million in total, respectively. During the nine months ended September 30, 2019 and 2018, we declared and paid quarterly dividends of $1.65 and $1.50 per share, or $110.6 million and $108.5 million in total, respectively. In addition, we paid $2.7 million and $2.0 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the nine months ended September 30, 2019 and 2018, respectively.

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

In the nine months ended September 30, 2019 and 2018, we made payments of $9.6 million and $5.5 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of September 30, 2019 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2019	889,830	$82.05
Granted(1)	488,345	88.05
Vested	(3,837)	82.05
Cancelled or forfeited	(10,318)	82.99
Unvested at September 30, 2019	1,364,020	$84.19
Shares reserved for future grants (all plans)	1,037,999
(1)	Comprised of 294,190 service-based RSUs and 194,155 performance-based RSUs granted in March 2019 with a fair value of $88.05 per RSU. The service-based RSUs cliff vest on December 1, 2021 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2021.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of September 30, 2019, we had authorization under the plan to repurchase approximately 6.4 million shares, or about 10% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. Our share repurchases were $50.0 million in the nine months ended September 30, 2019 and $130.7 million, including $0.6 million pending settlement, in the nine months ended September 30, 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2019	$(76.8)	$(25.9)	$(102.7)
Current-period change	(0.7)	—	(0.7)
Balance as of September 30, 2019	$(77.5)	$(25.9)	$(103.4)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $6.5 million as of September 30, 2019 and December 31, 2018. Income tax effects are released from accumulated other comprehensive loss as defined benefit plan and supplemental executive retirement plan obligations are settled.

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$162.7	$148.3	$535.9	$548.1
Denominator:
Weighted average shares outstanding	66,656	71,940	66,941	72,364
Dilutive effect of stock-based awards	1,048	1,041	927	773
Weighted average diluted shares outstanding	67,704	72,981	67,868	73,137

Earnings per share attributable to Reliance stockholders:
Diluted	$2.40	$2.03	$7.90	$7.49
Basic	$2.44	$2.06	$8.01	$7.57

Potentially dilutive securities whose effect would have been antidilutive were not significant for all periods presented.

Note 12.  Impairment and Restructuring Charges

The impairment and restructuring charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Property, plant and equipment	$—	$2.3	$1.2	$2.3
Intangible assets, net	—	33.2	—	33.2
Total impairment charges	—	35.5	1.2	35.5
Restructuring––warehouse, delivery, selling, general and administrative expense	—	1.3	—	1.3
Total impairment and restructuring charges	$—	$36.8	$1.2	$36.8

The $36.8 million of impairment and restructuring charges in the three months and nine months ended September 30, 2018 mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain products they sell.

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

Overview

With relatively steady demand, strong operational execution in the third quarter of 2019 resulted in solid financial results.

Certain key financial results for the three months and nine months ended September 30, 2019 are:

●	Net sales of $2.69 billion in the third quarter of 2019, down $288.6 million, or 9.7%, from the second highest sales in our history of $2.97 billion in the third quarter of 2018. Net sales of $8.53 billion in the nine months ended September 30, 2019, down $194.5 million, or 2.2%, from $8.72 billion in the comparable 2018 period;

●	Gross profit of $814.7 million in the third quarter of 2019, down $19.6 million, or 2.3%, from gross profit of $834.3 million in the third quarter of 2018. Gross profit of $2.54 billion in the nine months ended September 30, 2019, down $36.5 million, or 1.4%, from $2.57 billion in the comparable 2018 period;

●	Our gross profit margins of 30.3% and 29.7% in the three months and nine months ended September 30, 2019, respectively, exceeded our estimated sustainable range of 27% to 29%;

●	Pretax income of $218.4 million, up $23.5 million, or 12.1%, from $194.9 million in the third quarter of 2018. Pretax income of $719.7 million in the nine months ended September 30, 2019, down $7.0 million, or 1.0%, from $726.7 million in the comparable 2018 period;

●	Earnings per diluted share of $2.40 for the third quarter of 2019, up $0.37, or 18.2%, from $2.03 in the third quarter of 2018. Earnings per diluted share were $7.90 for the nine months ended September 30, 2019, up $0.41, or 5.5%, from $7.49 in the comparable 2018 period; and

●	Cash flow from operations of $954.1 million in the nine months ended September 30, 2019 increased significantly from $233.3 million in the comparable 2018 period.

Our same-store tons sold decreased 2.0% and 4.4% in the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, outpacing the industry data reported by the Metals Service Center Institute (“MSCI”), which indicated industry shipments were down 7.1% and 7.0%, respectively, during the same periods. Our investments in value-added processing equipment during the past several years and focus on specialty products supported our gross profit margins of 30.3% and 29.7% in the three months and nine months ended September 30, 2019, respectively, exceeding our estimated sustainable range of 27% to 29%.

Our S,G&A expense declined $12.3 million, or 2.3%, and $4.1 million, or 0.3%, in the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, due to continued effective expense control. However, our S,G&A expense as a percentage of sales of 19.3% and 18.6% in the three months and nine months ended September 30, 2019, respectively, increased from 17.9% and 18.2% in the comparable 2018 periods, respectively, due to decreases in our sales levels. The impact of our lower sales levels on the increase in our S,G&A expense as a percentage of sales was most pronounced in the three months ended September 30, 2019 compared to the same period in 2018 and was mainly due to lower metal pricing.

Strong operating income and effective working capital management generated significant cash flow from operations of $954.1 million in the nine months ended September 30, 2019, up significantly from $233.3 million in the comparable 2018 period. As of September 30, 2019, our net debt-to-total capital ratio was 22.6%, down from 30.8% as of December 31, 2018.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, just-in-time delivery and significant value-added processing capabilities along with our wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors. We believe that these business model characteristics combined with pricing discipline and our strategy of concentrating on higher margin business differentiate us from our peers and have allowed us to achieve industry-leading results.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities. As of September 30, 2019, we had $1.05 billion available for borrowing on our revolving credit facility and $166.0 million in cash and cash equivalents. We believe our sources of liquidity will continue to be adequate to maintain operations, finance strategic initiatives, pay dividends, and execute purchases under our share repurchase program.

Acquisitions

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other diverse-end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales were $22.6 million for the nine months ended September 30, 2019.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V. (“Acero Prime”), a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, Mexico, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales were $34.3 million for the nine months ended September 30, 2019. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a majority interest.

On August 1, 2018, we acquired KMS FAB, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs that utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales were $25.8 million for the nine months ended September 30, 2019.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales were $31.3 million for the nine months ended September 30, 2019.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

Three Months and Nine Months Ended September 30, 2019 Compared to Three Months and Nine Months Ended September 30, 2018

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2019 and 2018 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,685.9	100.0%	$2,974.5	100.0%	$8,526.0	100.0%	$8,720.5	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)	1,871.2	69.7	2,140.2	72.0	5,990.8	70.3	6,148.8	70.5
Gross profit(1)	814.7	30.3	834.3	28.0	2,535.2	29.7	2,571.7	29.5
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	518.7	19.3	531.0	17.9	1,582.2	18.6	1,586.3	18.2
Depreciation expense	44.0	1.6	42.0	1.4	130.9	1.5	126.7	1.5
Amortization expense	10.8	0.4	11.4	0.4	32.3	0.4	35.1	0.4
Impairment of long-lived assets	—	—	35.5	1.2	1.2	—	35.5	0.4
Operating income	$241.2	9.0%	$214.4	7.2%	$788.6	9.2%	$788.1	9.0%
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Net Sales

	September 30,		Dollar	Percentage
	2019	2018	Change	Change
	(in millions)
Net sales (three months ended)	$2,685.9	$2,974.5	$(288.6)	(9.7)%
Net Sales (nine months ended)	$8,526.0	$8,720.5	$(194.5)	(2.2)%
Net Sales, same-store (three months ended)	$2,658.7	$2,962.6	$(303.9)	(10.3)%
Net Sales, same-store (nine months ended)	$8,446.4	$8,699.6	$(253.2)	(2.9)%

	September 30,		Tons	Percentage
	2019	2018	Change	Change
	(in thousands)
Tons sold (three months ended)	1,476.6	1,504.1	(27.5)	(1.8)%
Tons sold (nine months ended)	4,485.9	4,684.3	(198.4)	(4.2)%
Tons sold, same-store (three months ended)	1,472.8	1,502.4	(29.6)	(2.0)%
Tons sold, same-store (nine months ended)	4,476.8	4,681.4	(204.6)	(4.4)%

	September 30,		Price	Percentage
	2019	2018	Change	Change
Average selling price per ton sold (three months ended)	$1,807	$1,972	$(165)	(8.4)%
Average selling price per ton sold (nine months ended)	$1,890	$1,860	$30	1.6%
Average selling price per ton sold, same-store (three months ended)	$1,793	$1,966	$(173)	(8.8)%
Average selling price per ton sold, same-store (nine months ended)	$1,876	$1,857	$19	1.0%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership of Acero Prime) completed in 2018.

Our net sales were lower in the third quarter of 2019 compared to the third quarter of 2018 due to lower tons sold and a lower average selling price per ton sold. Our net sales were lower in the nine months ended September 30, 2019 compared to the same period in 2018 due to lower tons sold partially offset by a higher average selling price per ton sold.

Demand in non-residential construction (including infrastructure), our largest end market served, increased in the third quarter of 2019 compared to the same period in 2018. Demand in the automotive (which we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets remained strong. Demand in heavy industry remained relatively steady. Demand for the products we sell to the energy (oil and gas) end market continued to trend lower in the third quarter of 2019. For the three months and nine months ended September 30, 2019, our same-store tons sold were down 2.0% and 4.4%, respectively, from the comparable 2018 periods; however, our performance outpaced the industry data reported by the MSCI, which indicated industry shipments were down 7.1% and 7.0%, respectively. The imposition of tariffs under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) in March 2018 increased our shipment levels in the first half of 2018, as many of our customers purchased in larger quantities due to the rapid increases in metal prices, contributing to the year-over-year declines in our tons sold for the nine months ended September 30, 2019.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

The third quarter of 2019 same-store average selling price per ton sold decreased 8.8%, mainly due to mill price decreases on many of the carbon steel products we sell. Our same-store average selling price has trended lower throughout the nine months ended September 30, 2019, with sequential decreases in the past four quarters, as compared to the nine months ended September 30, 2018 in which prices increased throughout the period mainly due to Section 232 tariffs imposed in March 2018. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold
	(percentage change)		(percentage change)
Carbon steel	(12.6)%	(12.6)%	(0.2)%	(0.2)%
Aluminum	(0.2)%	(0.2)%	6.7%	6.7%
Stainless steel	(3.3)%	(3.7)%	3.5%	3.3%
Alloy	2.7%	2.7%	10.3%	10.3%

Cost of Sales

	September 30,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales (three months ended)	$1,871.2	69.7%	$2,140.2	72.0%	$(269.0)	(12.6)%
Cost of sales (nine months ended)	$5,990.8	70.3%	$6,148.8	70.5%	$(158.0)	(2.6)%

The decrease in cost of sales in the third quarter of 2019 compared to the third quarter of 2018 is mainly due to a lower average cost per ton sold and lower tons sold. The decrease in cost of sales in the nine months ended September 30, 2019 is mainly due to lower tons sold partially offset by a higher average cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $40.0 million and $75.0 million in the three months and nine months ended September 30, 2019, respectively, compared to charges, or expenses, of $77.5 million and $165.0 million in the three months and nine months ended September 30, 2018, respectively.

Gross Profit

	September 30,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit (three months ended)	$814.7	30.3%	$834.3	28.0%	$(19.6)	(2.3)%
Gross profit (nine months ended)	$2,535.2	29.7%	$2,571.7	29.5%	$(36.5)	(1.4)%

Our gross profit decreased in the three months and nine months ended September 30, 2019 compared to the same periods in 2018 mainly due to lower tons sold. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin increased in the third quarter of 2019 compared to the same period in 2018 due to our average selling price per ton sold declining at a slower rate than our average cost per ton sold as a result of our disciplined approach of focusing on high quality, high margin business and the impact of our LIFO method inventory valuation reserve adjustments.

Our gross profit margins in the three months and nine months ended September 30, 2019 exceeded our estimated sustainable range of 27% to 29%.

Expenses

	September 30,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense (three months ended)	$518.7	19.3%	$531.0	17.9%	$(12.3)	(2.3)%
S,G&A expense (nine months ended)	$1,582.2	18.6%	$1,586.3	18.2%	$(4.1)	(0.3)%
S,G&A expense, same-store (three months ended)	$511.9	19.3%	$527.1	17.8%	$(15.2)	(2.9)%
S,G&A expense, same-store (nine months ended)	$1,562.4	18.5%	$1,578.0	18.1%	$(15.6)	(1.0)%
Depreciation & amortization expense (three months ended)	$54.8	2.0%	$53.4	1.8%	$1.4	2.6%
Depreciation & amortization expense (nine months ended)	$163.2	1.9%	$161.8	1.9%	$1.4	0.9%
Impairment of long-lived assets (three months ended)	$—	—%	$35.5	1.2%	$(35.5)	(100.0)%
Impairment of long-lived assets (nine months ended)	$1.2	0.0%	$35.5	0.4%	$(34.3)	(96.6)%

Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership of Acero Prime) completed in 2018.

Our same-store S,G&A expenses were lower in the three months and nine months ended September 30, 2019 compared to the same periods in 2018 due to decreases in incentive compensation for our managers and salespeople at our metals service centers, which is based on profitability that excludes the impact of our LIFO inventory valuation reserve adjustments, that offset the impact of general inflation, including wage increases. Our S,G&A expense as a percentage of sales increased in the three months and nine months ended September 30, 2019 compared to the same periods in 2018, mainly due to our lower sales levels.

We recorded a $35.5 million impairment of long-lived assets charge and a $1.3 million restructuring charge in the three-month and nine-month periods ended September 30, 2018, mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain of the products they sell. See Note 12 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2018 impairment charges.

Operating Income

	September 30,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income (three months ended)	$241.2	9.0%	$214.4	7.2%	$26.8	12.5%
Operating income (nine months ended)	$788.6	9.2%	$788.1	9.0%	$0.5	0.1%

Our operating income was higher in the three months ended September 30, 2019 compared to the same period in 2018 due to decreased impairment charges and a lower S,G&A expense, partially offset by lower gross profit dollars from lower tons sold and a lower average selling price per ton sold. Our operating income margin was higher in the three months ended September 30, 2019 compared to the same period in 2018 due to a higher gross profit margin and decreased impairment charges, partially offset by a higher S,G&A expense as a percentage of sales. Our 2018 impairment charge lowered our operating income margin by 1.2% in the three months ended September 30, 2018. See Note 12 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2018 impairment charges. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other (Income) Expense

	September 30,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense (three months ended)	$20.5	0.8%	$22.0	0.7%	$(1.5)	(6.8)%
Interest expense (nine months ended)	$68.4	0.8%	$62.6	0.7%	$5.8	9.3%
Other expense (income), net (three months ended)	$2.3	0.1%	$(2.5)	(0.1)%	$4.8	(192.0)%
Other expense (income), net (nine months ended)	$0.5	—%	$(1.2)	—%	$1.7	(141.7)%

Interest expense was higher in the nine months ended September 30, 2019 compared to the same period in 2018 due to higher interest rates on borrowings on our revolving credit facility during the first half of 2019. See Note 6 — “Debt” of our Unaudited Consolidated Financial Statements for further information on the interest rates on our borrowings. The change in Other expense (income), net in the three months ended September 30, 2019 was due to more redemptions on company-owned life insurance policies in 2018.

Income Tax Rate

Our effective income tax rate for the three months and nine months ended September 30, 2019 was 25.0% compared to 22.9% and 23.7% for the three months and nine months ended September 30, 2018, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	September 30,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance (three months ended)	$162.7	6.1%	$148.3	5.0%	$14.4	9.7%
Net income attributable to Reliance (nine months ended)	$535.9	6.3%	$548.1	6.3%	$(12.2)	(2.2)%

The increase in our net income and net income margin in the three months ended September 30, 2019 was mainly due to higher operating income and operating income margin, as discussed above. The decrease in our net income in the nine months ended September 30, 2019 was due to a decrease in gross profit dollars, mainly due to lower tons sold, that was offset by less impairment charges, along with higher interest expense and a higher effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations was $954.1 million in the nine months ended September 30, 2019 compared to $233.3 million in the same period in 2018. Our increased operating cash flow was mainly due to decreased working capital investment (primarily accounts receivable and inventory less accounts payable), resulting from a decrease in inventory tons on hand and relatively stable metals pricing in the nine months ended September 30, 2019 compared to the same period in 2018 when prices increased throughout the period. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2019 and 2018, our days sales outstanding rate was 42.5 days and 41.9 days, respectively. Our inventory turn rate (based on tons) during the nine months ended September 30, 2019 was 4.4 times (or 2.7 months on hand), compared to 4.2 times (or 2.9 months on hand) in the same period in 2018.

Investing Activities

Net cash used in investing activities of $171.9 million in the nine months ended September 30, 2019 decreased from $189.0 million used in the comparable 2018 period mainly due to $54.6 million less used to fund acquisitions that offset a $30.2 million increase in capital expenditures. Capital expenditures were $182.8 million for the nine months ended September 30, 2019 compared to $152.6 million in the same 2018 period. The majority of our 2019 and 2018 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $738.8 million in the nine months ended September 30, 2019 increased from $83.8 million net cash used in the comparable 2018 period mainly due to paying down debt with the significant increase in free cash flow (cash provided by operations reduced by capital expenditures). Net debt repayments in the nine months ended September 30, 2019 were $562.3 million compared to $163.9 million of net debt borrowings in the same period in 2018. We also continued our shareholder return activities in the nine months ended September 30, 2019 with $113.3 million of dividends and $50.0 million of share repurchases compared to $110.5 million of dividends and $130.1 million of share repurchases, excluding $0.6 million pending settlement, in the same period in 2018.

On October 22, 2019, our Board of Directors declared the 2019 fourth quarter cash dividend of $0.55 per share. We have increased our quarterly dividend 26 times since our IPO in 1994, with the most recent increase of 10.0% from $0.50 per share to $0.55 per share effective in the first quarter of 2019. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 60 consecutive years.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. During the nine months ended September 30, 2019, we repurchased 592,934 shares of our common stock at an average cost of $84.33 per share. As of September 30, 2019, we had authorization under the plan to repurchase approximately 6.4 million shares, or about 10% of our current outstanding shares. From the inception of the plan in 1994 through September 30, 2019, we have repurchased approximately 29.1 million shares at an average cost of $42.71 per share, including record share repurchases of approximately 6.1 million shares for a total of $484.9 million in 2018. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2019 was $1.65 billion, down from $2.21 billion at December 31, 2018. As of September 30, 2019, we had $408.0 million of outstanding borrowings, $40.6 million of letters of credit issued and $1.05 billion available for borrowing on our revolving credit facility. As of September 30, 2019, we had $166.0 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 22.6%, down significantly from 30.8% as of December 31, 2018.

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

Revolving credit facilities with a combined credit limit of $9.8 million are in place for operations in Asia with combined outstanding balances of $4.6 million and $4.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $9.2 million as of September 30, 2019 and $9.5 million as of December 31, 2018, and have maturities through 2027.

As of September 30, 2019, we had $110.8 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021. We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended September 30, 2019 was 10.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of September 30, 2019, calculated in accordance with the terms of the Credit Agreement, was 24.9% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2019 and December 31, 2018, we were contingently liable under standby letters of credit in the aggregate amount of $31.3 million and $32.4 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of September 30, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.87 billion at September 30, 2019, or approximately 23% of total assets and 37% of total equity. Additionally, other intangible assets, net amounted to $1.04 billion at September 30, 2019, or approximately 13% of total assets and 20% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of our adoption of the lease accounting changes on January 1, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of September 30, 2019, we had authorization under the plan to repurchase approximately 6.4 million shares, or about 10% of our current outstanding shares. We did not repurchase any shares of our common stock during the three months ended September 30, 2019.

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

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: October 31, 2019	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Arthur Ajemyan
Arthur Ajemyan
Vice President and Corporate Controller
(Principal Accounting Officer)