Form 10-K
period 2019-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2020-02-27
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(Address of principal executive offices, including zip code, and Registrant’s telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2019 was approximately $6,260,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by Directors and Officers would be deemed to be stock held by affiliates. As of February 21, 2020, 66,860,589 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of stockholders to be held on May 20, 2020 are incorporated by reference into Part III of this report. The Proxy Statement for the 2020 annual meeting will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metals pricing and our results of operations, margins, profitability, impairment charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range”  and “continue,” the negative of these terms, and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors may affect the accuracy of our forward-looking information. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual events and results of operations may vary materially.

We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason, except as may be required by law. You should review any additional disclosures we make in our press releases and other documents we file or furnish with the United States Securities and Exchange Commission (the “SEC”), including our Forms 10-Q and 8-K.

This Annual Report on Form 10-K includes registered trademarks, trade names and service marks of the Company and its subsidiaries.

ii

PART I

Item 1.  Business

We are a leading diversified metal solutions provider in North America (U.S. and Canada) and have been serving our customers for more than 80 years. Through a network of more than 300 locations in 40 U.S. states and in 13 countries outside the U.S., Reliance provides value-added metals processing services and distributes a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. We focus on small orders with quick turnaround and increasing levels of value-added processing. We have made significant investments in our businesses in recent years, including investments in advanced, start-of-the-art value-added processing equipment to better service our customers while simultaneously increasing our gross profit margin, resulting in higher earnings levels.

In 2019, we performed value-added processing on 51% of the orders we shipped, up from 49% in 2018 and our more historical rate of about 40%. Our average order size in 2019 was $2,090 and approximately 40% of our orders were delivered within 24 hours from receipt of the order. Many of our metals service centers process and distribute only specialty metals. In 2019, our net sales were $10.97 billion and we achieved multiple financial milestones, including record net income attributable to Reliance of $701.5 million, record earnings per diluted share of $10.34 and record cash provided by operations of $1.30 billion.

Our primary business strategy is to provide the highest levels of quality and service to our customers in the most efficient operational manner, allowing us to maximize our financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification with a focus on higher margin specialty products and value-added processing services. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and other resources to promote growth and efficiencies. We believe our focused growth strategy of diversifying our products, customers and geographic locations and increasing the level of value-added services provided our customers makes us less vulnerable to regional or industry-specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and cyclicality of our customer end markets, as well as general economic trends. We also believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy have been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America.

We have one operating segment and one reportable segment — metals service centers. Further information about our reportable segment, including geographic information, appears in Note 18 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers, which we also refer to as mills, and then process these materials to meet customer specifications using techniques such as beam, bar, pipe and tube cutting; bending, forming and shaping; coil and flat roll processing; plate and sheet cutting; machining and various other specialized services such as laser cutting, fabricating, and mechanical and electropolishing, among others. Customers purchase from service centers for a variety of reasons, including the ability to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on when-needed inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments. We believe that many customers have also reduced their in-house processing capabilities, opting to source processed metal from service centers like us. We have invested significantly in innovative, state-of-art processing equipment in recent years that has increased our ability to raise our selling prices and increase our gross profit margins as we provide higher quality products and increase the efficiency of our customers’ manufacturing operations.

The processing services we provide save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high utilization to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to a December 2019 report on the metals wholesaling industry issued by IBISWorld Inc., a global intelligence publication.

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

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., there were approximately 10,700 metal wholesaling locations operated by approximately 7,800 companies in the United States in 2019. The significant number of metals service centers that exist in this fragmented market, along with the consolidation trend continues to create opportunities for us to expand by making acquisitions.

According to IBISWorld Inc.’s December 2019 report, the United States metals wholesale industry (which includes metals service centers) is expected to generate revenues of $236.59 billion in 2019, a decrease of 4.3% from 2018 revenues of $247.16 billion, mainly due to metals price volatility. The five largest U.S. metals service center companies are expected by IBISWorld Inc. to represent slightly less than 10% of the estimated $236.59 billion industry total in 2019. While we remain the largest metals service center company in the United States on a revenue basis, our 2019 U.S. revenues of $10.10 billion represented only about 4.3% of the entire U.S. market based on IBISWorld Inc.’s estimated 2019 industry revenues, leaving significant opportunity for further strategic growth within the industry.

History and Overview of Reliance

In 2019, we celebrated our 80th year in business since our original organization as a California corporation on February 3, 1939, operating a single metals service center in Los Angeles, California fabricating steel reinforcing bar. Within ten years of our founding, our metals service center had become a full-line distributor of steel and aluminum. In the early 1950s, we automated our materials handling operations and began to provide processing services to meet our customers’ requirements. In the 1960s, we began to acquire other companies to establish additional service centers, expanding into other geographic areas.

In the mid-1970s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid-1990s, we began to expand nationally and focused on acquiring well-run, profitable metals service center companies, and we continue to expand our network, with a focus on providing increased levels of value-added services and specialty products to our customers as opposed to merely distributing metal. We reincorporated in the State of Delaware in 2015. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994.

We continue to execute our growth strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with over 300 locations and 2019 net sales of $10.97 billion. We continue to expand the types of metals that we sell and the processing services that we perform and we strive to consistently perform as the best in our industry. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
Airport Metals (Australia)	1
Olympic Metals	1
Central Plains Steel Co.	1
MetalCenter	1
Reliance Metalcenter	8
Reliance Steel Company	2
Smith Pipe & Steel Company	1
Tube Service Co.	6
All Metals Holding
All Metals Processing & Logistics, Inc.	2
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metals Services India Private Limited	1
All Metal Services Limited (United Kingdom)	5
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Company	1
Lampros Steel	3
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	2
AMI Metals Europe (Belgium)	1
AMI Metals France	1
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	6
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services Inc.
Continental Alloys & Services	2
Continental Alloys & Services, Inc. (Canada)	1
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1

Trade Name	No. of Locations
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Delta Steel, Inc.	5
Diamond Manufacturing Company
Diamond Manufacturing	3
Ferguson Perforating Company	2
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Services, Inc.	1
DuBose National Energy Fasteners & Machined Parts, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	32
Earle M. Jorgensen (Malaysia) Sdn. Bhd.	1
Encore Metals USA	2
Steel Bar	1
FastMetals, Inc.	1
Feralloy Corporation
Feralloy	3
Acero Prime S. de R.L. de C.V.	4
Feralloy Processing Company (51%-owned)	1
GH Metal Solutions, Inc.	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	1
Infra-Metals Co.
Infra-Metals	6
Athens Steel	1
Infra-Metals / IMS Steel	2
KMS
KMS Fab, LLC	1
KMS South, Inc.	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	4
Custom Fab Company	1
Good Metals	1
Hagerty Steel & Aluminum Company	1
Metalweb Limited	3
Metals USA, Inc.
Gregor Technologies	1
Lynch Metals	2
Metals USA	22
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	1
Pacific Metal Company	6

Trade Name	No. of Locations
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	12
Aluminum and Stainless	2
Precision Flamecutting and Steel, Inc.	1
Precision Strip, Inc.	13
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	5
Encore Metals	5
Team Tube	5
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	4
East Tennessee Steel Supply Company	1
Sunbelt Steel Texas, Inc.	2
Sugar Steel Corporation	3
Tubular Steel, Inc.
Tubular Steel	6
Metalcraft Enterprises	1
Valex Corp.
Valex	1
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1
Valex Korea Co., Ltd. (96%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	8

Operational Strategy

Our executive officers maintain a control environment that is focused on integrity and ethical behavior. In addition, our executive officers establish policies and operating guidelines, monitor performance, provide oversight and promote adherence to policies, guidelines and financial controls, while our division managers and subsidiary officers have autonomy with respect to day-to-day operations. This balanced yet entrepreneurial management style has enabled us to improve our safety performance and the productivity and profitability of both our acquired businesses and of our existing operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.

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

Historically, we have expanded through both acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 67 businesses. Our internal growth activities during the last few years, which are supported by our capital expenditures, have been at historically high levels with 2019 being a record at $242.2 million, and have included opening new facilities, adding to our processing capabilities, upgrading processing equipment, relocating existing operations to larger, more efficient facilities, improving the safety of our operations and enhancing the working environments of our employees. Our investments in processing equipment have allowed us to increase the range of value-added services that we provide to our customers and increase our efficiency, which we believe has contributed to the recent increases in our gross profit margin. These investments also differentiate us from our competitors and have allowed us to focus our efforts on higher margin business. We will continue to evaluate acquisition opportunities and we expect to continue to grow our business through acquisitions and internal growth initiatives, particularly those that will diversify our products, customer base and geographic locations and increase our sales of high-margin specialty products and value-added processing.

Customers and Markets

We have more than 125,000 customers in a variety of industries, including general manufacturing, non-residential construction (including infrastructure), transportation (rail, truck trailer and shipbuilding), aerospace and defense, energy (oil and natural gas), electronics and semiconductor fabrication, and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we process the metal for a fee, without taking ownership of the metal.

Although we sell directly to many large original equipment manufacturer customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 5,242,000 orders during 2019 or an average of 20,760 per day, with an average price of approximately $2,090 per order. Most of our metals service center customers are located within a 200-mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps us provide quick delivery and increases the likelihood of repeat business. In 2019, approximately 96% of our orders were from repeat customers. With our fleet of approximately 1,750 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage in the current environment as third party freight costs have increased due to strong demand and tight supply. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

Our acquisitions in recent years have increased our international exposure from both a customer and physical location perspective. In addition, we have built and opened international locations in recent years to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Net sales of our international locations (based on where the shipments originated) accounted for approximately 8% of our consolidated 2019 net sales, or $874.6 million. However, our net sales to international customers (based on the shipping destination) were approximately 11% of our consolidated 2019 net sales or $1.18 billion, with approximately 24% of our international sales, or $282.5 million, to Canadian customers.

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

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 1.0% of our net sales in 2019. In 2019, we had only 26 customers with sales greater than $25 million.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2019	2018	2017
Midwest	30%	32%	32%
West/Southwest	23%	22%	22%
Southeast	19%	18%	18%
International	8%	8%	9%
Mid-Atlantic	7%	6%	6%
Northeast	6%	6%	6%
Pacific Northwest	4%	5%	4%
Mountain	3%	3%	3%
Total	100%	100%	100%

See Note 18 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

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

Backlog

Because of the when-needed delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is meaningful to an understanding of our business.

Capital Expenditures

We maintained our focus on internal growth in 2019 by opening new facilities, building or expanding existing facilities, adding processing equipment, improving the safety of our operations and enhancing the working environments of our employees with record capital expenditures of $242.2 million, with the majority growth-related. Our 2020 capital expenditure budget is approximately $250 million, much of which is again related to internal growth activities comprised of purchases of equipment and new facilities, expansions of existing facilities and the purchase of existing facilities that we currently lease. The amount of our capital expenditure budget reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our maintenance capital expenditures at approximately $90 to $100 million annually, which allows us to significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation and provides flexibility to redirect capital to other strategic priorities.

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We maintain a wide variety of products in inventory, and believe this differentiates us from all other North American service centers. Approximately 40% of our orders were delivered within 24 hours from receipt of the order. This provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment. Our product mix has become more diverse mainly as a result of our targeted growth strategy to acquire companies that distribute mainly specialty products and provide increased levels of value-added processing services. We have increased our investments in processing equipment due to our existing and potential customers requesting higher levels of value-added processing, which has contributed to increases in our gross profit margin and earnings. In 2019, we performed value-added processing on 51% of the orders we shipped, up from 49% in 2018 and our more historical rate of about 40%. Our significant capital expenditures that totaled over $970 million over the past five years, with approximately 50% spent on processing equipment, drove a 600 basis point increase in the percentage of our orders that include value-added processing from 45% in 2014 to 51% in 2019, resulting in an increase in our gross profit margin from 25.1% in 2014 to our record gross profit margin of 30.3% in 2019. We believe our investments in state-of-the-art equipment and advanced technology coupled with our focus on maintaining pricing discipline related to our processing services were significant contributors to our substantial increases in gross profit margin over the past few years. We also believe our enhanced processing capabilities have increased our ability to sell higher-margin metals processing services to a larger group of customers. Flat-rolled carbon steel products (i.e., hot-rolled, cold-rolled and galvanized steel sheet and coil), which generally have the most volatile and competitive pricing, accounted for only 14% of our 2019 sales.

Our gross sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2019	2018	2017
	11%	12%	11%	carbon steel plate
	11%	11%	10%	carbon steel tubing
	10%	9%	10%	carbon steel structurals
	7%	7%	7%	hot-rolled steel sheet and coil
	6%	6%	6%	carbon steel bar
	4%	5%	5%	galvanized steel sheet and coil
	3%	3%	3%	cold-rolled steel sheet and coil
Carbon steel	52%	53%	52%

	7%	7%	7%	heat-treated aluminum plate
	5%	5%	6%	aluminum bar and tube
	5%	5%	4%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil
Aluminum	19%	19%	19%

	7%	6%	6%	stainless steel bar and tube
	5%	6%	6%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate
Stainless steel	14%	14%	14%

	4%	4%	4%	alloy bar and rod
	1%	1%	1%	alloy tube
	1%	1%	1%	alloy plate, sheet and coil
Alloy	6%	6%	6%

	4%	4%	4%	toll processing — aluminum, carbon steel and stainless steel(1)
	5%	4%	5%	miscellaneous, including brass, copper, titanium, manufactured parts and scrap
Other	9%	8%	9%

Total	100%	100%	100%
(1)	Includes revenues for logistics services provided by our toll processing companies.

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

For sheet and coil products, we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between 0.015 and 0.25 inches thick, and rolled into 3-to-20 ton coils. The size and weight of these coils require specialized equipment to move and process the material into smaller sizes and various products. Many of the other products that we carry also require specialized equipment for material handling and processing. We believe few of our customers have the capability to process the metal into the desired sizes or the capital available to acquire the necessary equipment.

We believe that few metals service centers offer the broad range of processing services and metals that we provide. In addition to a focus on growing our revenues from specialty products, we have also increased the amount of value-added processing services we provide through recent acquisitions and significant investments in new equipment over the past few years. For example, we have made significant investments in facilities and equipment due to the increased demand for our products sold to the aerospace market and toll processing aluminum for the automotive industry.

After receiving an order, we enter it into one of our order entry systems, select appropriate inventory and schedule processing to meet the specified delivery date. In 2019, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

In 2019, we performed processing services for approximately 51% of our sales orders. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. Throughout our service centers we perform most processes available in the marketplace, without encroaching upon the services performed by our customers. Consistent with our growth strategy, we continue to increase our offering of higher-margin value-added services, including certain fabrication processes in select geographic areas at the request of our customers.

We generally only process specific metals to non-standard sizes pursuant to customer purchase order specifications. In addition, we typically acquire standard size and grade products that can be processed into many different sizes to meet the needs of many different customers. We do not maintain a significant inventory of finished products, but we carry a wide range of metals to meet our customers’ short lead time and when-needed delivery requirements. Our metals service centers maintain inventory and equipment selected to meet the needs of that facility’s customers. We work with our customers to understand their needs and identify areas where we can provide additional value, increasing our importance to them.

Sales and Marketing

As of December 31, 2019, we had approximately 2,100 sales personnel. We believe that our sales force has extensive product, service, market and customer knowledge. Sales personnel are organized by division or subsidiary and are divided into two groups. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pretax profit of their particular location.

Our business is relationship-based and because of that, we operate under many different trade names. We acquire well-run businesses with strong customer relationships and solid reputations within the marketplace. Because of this, we find value in the acquired trade name and continue to use the business name and maintain the customer relationships.

Competition

The metals service center industry is highly fragmented and competitive. We have numerous competitors in each of our product lines and geographic locations, and competition is most frequently local or regional. Our domestic service center competitors are generally smaller than we are, but we also face strong competition from national, regional and local independent metals distributors and the producers themselves, some of which have greater resources than we do. In their December 2019 report, IBISWorld Inc. estimated that in 2019 there were approximately 10,700 metal wholesale locations in the United States operated by approximately 7,800 companies. Nevertheless, the five largest U.S. metals service center companies are expected to represent slightly less than 10% of the estimated industry revenue in 2019. Based on estimated 2019 industry revenues by IBISWorld Inc., our 2019 U.S. revenues represented only about 4.3% of the entire U.S. market. We are the largest North American (U.S. and Canada) metals service center company on a revenue basis.

We compete with other companies on price, service, quality, processing capability and availability of products and services. We maintain relationships with our major suppliers at the executive and local levels. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals by leveraging our total size and to provide more responsive service to our customers by allowing our local management teams to make the purchasing decisions. In addition, we believe that the size of our inventory, the diversity of metals products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe our competitors are generally unable to offer the same high quality products and services we provide using state-of-the-art equipment and advanced technology as they do not have the financial ability or risk tolerance to grow their businesses at the same rate as Reliance. We believe our industry-leading financial results in recent years were due to our strong financial condition, the high quality of products and services we are able to offer as a result of our significant investments in our acquired businesses, facilities and equipment, as well as our continued focus on small order sizes with quick turnaround.

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

We maintain various quality certifications throughout our operations. Approximately 55% of our operating locations are ISO 9001:2015 certified. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Government Regulation

Our operations are subject to many foreign, federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. Our policy is to comply with all such requirements and regulations. The only hazardous substances that we generally use in our operations are lubricants, cleaning solvents and diesel for fueling our trucks. We pay state-certified private companies to haul and dispose of the limited amounts of hazardous waste our operations produce.

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

We are subject to the conflict mineral provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are required to undertake due diligence, disclose and report whether the products we sell originate from the Democratic Republic of Congo and adjoining countries. We verify with our suppliers the origins of all metals used in our products.

We sell metals to foreign customers and otherwise operate abroad, subjecting us to various countries’ trade regulations concerning the import and export of materials and finished products. Our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the United States’ Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom’s Bribery Act 2010. We have developed and implemented company-wide export and anti-corruption policies designed to provide our employees clear statements of our compliance requirements and to ensure compliance with applicable export and anti-corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption Item 1A. “Risk Factors” including the Risk Factors captioned “We are subject to various environmental, employee safety and health, and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;” “We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations;” and “Our international operations continue to expand, exposing us to additional risks.”

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

We believe that all scrap metal produced by our operations is recycled by the independent scrap metal companies and producers to whom we sell our scrap metal. We continue to evaluate and implement energy conservation and other initiatives to reduce pollution and our environmental impact. Enactment of more stringent environmental regulations could have an adverse impact on our financial results.

We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection.

Employees

As of December 31, 2019, we had approximately 15,300 employees. We consider our employee relations to be good. Approximately 11% of our employees are covered by collective bargaining agreements that expire at various times over the next six years. Approximately 400 employees are covered by 18 different collective bargaining agreements that expire in 2020. We have entered into collective bargaining agreements with 40 union locals at 52 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability at our various locations. Over the years we have experienced minor work stoppages by our employees at certain of our locations, but due to the small number of employees and the short time periods involved, these stoppages have not had a material impact on our operations.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers, including our Company, that file reports electronically with the SEC. The public can obtain any reports that we file with the SEC at http://www.sec.gov.

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

The website addresses presented above are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

We purchase large quantities of aluminum, carbon, stainless and alloy steel and other metals, which we sell to a variety of customers. The price of metals we purchase and the price we charge our customers for the products we sell change based on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. We attempt to pass cost increases on to our customers with higher selling prices but we are not always able to do so, particularly when the cost increases are not demand driven. When metal prices decrease, we often cannot replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which would reduce our profitability during that interim period.

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability and related pricing, metals consumption, tariffs, import levels into the U.S., and the strength of the U.S. dollar relative to other currencies. Future changes in global general economic conditions or in production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our profitability and cash flows. We generally do not enter into long-term agreements with our suppliers or hedging arrangements that could lessen the impact of metal price fluctuations.

We maintain substantial inventories of metal to accommodate the short lead times and delivery requirements of our customers. Our customers typically purchase products from us pursuant to purchase orders and typically do not enter into long-term purchase agreements or arrangements with us. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Commitments for metal purchases are generally at prevailing market prices in effect at the time orders are placed or at the time of shipment. During periods of rising metal costs, our results may be negatively impacted by increases in the costs of the metals we purchase if we are unable to make equivalent increases in the selling prices of the products we sell. In addition, when metal prices decline, our selling prices generally decline and, as we sell inventory purchased at higher costs, results in lower gross profit margins. Consequently, during periods in which we sell this existing inventory, the effects of changing metal prices could adversely affect our operating results.

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

On March 1, 2018, the President of the United States announced a plan to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the

Trade Expansion Act of 1962 (the “Section 232”) tariffs. Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process.

We expect that these tariffs, while in effect, will discourage metal imports from non-exempt countries. These tariffs have had a favorable impact on the prices of the products we sell and our results of operations. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. metal prices which could have a material adverse effect on our potential earnings and future results of operations. In addition, these tariffs have triggered retaliatory actions by certain affected countries, and other foreign governments have initiated or are considering imposing trade measures on steel and aluminum produced in the United States. To the extent these tariffs and other trade actions result in a decrease in international demand for steel and aluminum produced in the United States or otherwise negatively impact demand for our products, our business may be adversely impacted.

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

We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy, aerospace and heavy equipment industries. Although many of our direct sales are to sub-contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control.

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

There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if the general economy enters into another recession. Lower metal prices and lower demand levels may cause certain mills to reduce their production capacity and, in that case, the mill may operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.

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

Climate change might adversely impact our supply chain or our operations.

Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. These changes  may result in higher prices for metal, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits.

There is also increased focus by governmental and non-governmental entities on sustainability matters. Any perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.

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

We may not be able to identify suitable acquisition candidates or successfully complete any acquisitions or integrate any other businesses into our operations. If we cannot identify suitable acquisition candidates or are otherwise unable to complete acquisitions, we may not be able to continue to grow our business as expected and, if we cannot successfully integrate recently acquired businesses, we may incur increased or redundant expenses. Moreover, any additional indebtedness we incur to pay for these acquisitions could adversely affect our liquidity and financial condition.

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

Since our initial public offering in September 1994, we have successfully purchased 67 businesses, including our 2019 acquisition of Fry Steel Company. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

●	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

●	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

●	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

●	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

●	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margin to decline;

●	we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

●	our relationship with current and new employees, customers and suppliers could be impaired;

●	our due diligence process may fail to identify risks that could negatively impact our financial condition;

●	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

●	we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

●	the acquisition may result in litigation from terminated employees or third parties;

●	our management’s attention may be diverted by transition or integration issues;

●	higher than expected investments may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

●	we may pay more than the acquired company is worth;

●	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws; and

●	we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common stock.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or the completion of a number of acquisitions in any short period of time.

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

With a diverse geographic footprint in both North America and internationally, we believe our decentralized structure has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs by leaving significant control and decision-making authority and accountability in the hands of local management. Because we are decentralized, we may be slower to detect compliance-related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or by our internal policies) and “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement than they would be in a more centralized environment. Depending on the nature of the problem or initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

As a decentralized business, we depend on both senior management and our key operating employees. If we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.

Because of our decentralized operating structure, we depend on the efforts of our senior management, including our President and Chief Executive Officer, James Hoffman, and our Senior Executive Vice President and Chief Financial Officer, Karla Lewis, and other senior management, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to continue their employment with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our financial performance and in times of reduced financial performance this may cause our employees to seek other employment opportunities. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to identifying and training a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

We are subject to various environmental, employee safety and health, and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures.

We are subject to foreign, federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. We are also subject to customs and export laws and regulations for international shipment of our products. Environmental, employee safety and health, and customs and export laws and regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We are subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters, employee safety and health issues or customs and export issues. Proceedings and investigations with respect to environmental matters, any employee safety and health issues or customs and export issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur environmental expenditures and to establish accruals for environmental liabilities that arise from causes other than our operations. In addition, we are currently remediating contamination in connection with a certain property related to activities at former manufacturing operations of a subsidiary we acquired. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could result in material environmental or export compliance or remedial liabilities and costs, constrain our operations or make such operations more costly.

We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

Eleven percent of our 2019 sales were to international customers, subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, labor unrest and current and changing regulatory environments. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

In addition, the amount of income taxes we pay is subject to audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our income tax liabilities, which could adversely affect our results of operations and cash flows.

We rely on information management systems and any damage, interruption or compromise of our information management systems or data could disrupt and harm our business.

We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information in connection with the operation of our business. Additionally, we collect and store data that is sensitive to our company. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Our information management systems and the data contained therein are vulnerable to damage, including interruption due to power loss, system and network failures, operator negligence and similar causes.

In addition, our systems and data are susceptible to security breaches, viruses, malware, and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events has had a material impact on our or our subsidiaries’ operations or financial results. However, future threats could, among other things, cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and loss of business; and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.

Given the unpredictability of the timing, nature and scope of cybersecurity attacks or potential disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

Data privacy and information security may require significant resources and present certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we cannot guarantee protection from all material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromise of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, any of which could result in costly litigation and liability or reputational harm. Furthermore, we may be required to expend significant attention and financial resources to protect against physical or cybersecurity breaches that could result in the misappropriation of our information or the information of our employees and customers.

Our enterprise data practices, including the collection, use, sharing, and security of the personal identifiable information of our customers, employees, or suppliers are subject to increasingly complex, restrictive, and punitive regulations in all key market regions.

Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, in Europe, the General Data Protection Regulation came into effect on May 25, 2018, and applies to all of our ongoing operations in the EU as well as some of our operations outside of the EU that involve the processing of EU personal data. This regulation significantly increases the potential financial penalties for noncompliance, including fines of up to 4% of worldwide revenue. Similar regulations are coming into effect in Brazil and China. California has adopted, and several states and provinces in Canada are considering adopting, laws and regulations imposing obligations regarding personal data. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data.

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

We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, viability of end markets (such as the energy market in which we have downsized a business due to competitive factors for certain products we sell - see discussion of our 2018 impairment charge in Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 “Financial Statements and Supplementary Data”), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. If prices for the products our customers sell fall substantially or remain low for a sustained period, we may be (i) unable to realize a profit from businesses that service such customers, (ii) required to record additional impairments, or (iii) required to suspend or reorganize operations that service such customers. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 15,300 employees worldwide as of December 31, 2019. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 11% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 400 employees are covered by 18 different collective bargaining agreements that expire in 2020. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2019, we had aggregate outstanding indebtedness of approximately $1.60 billion. This indebtedness could adversely affect us in the following ways:

●	additional financing may not be available to us in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes and, if available, may be considerably more costly than our current debt costs;

●	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, dividends or other purposes;

●	some of the interest on our debt is, and will continue to be, accrued at variable rates, which could result in higher interest expense in the event of increases in interest rates, which is expected to occur in future periods;

●	our leverage may increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

●	our ability to capitalize on significant business opportunities, including potential acquisitions, and to plan for, or respond to, competition and changes in our business may be limited due to our indebtedness.

Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur, and may limit our ability to engage in other activities that we may believe are in our long-term best interests. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, primarily based on the London Interbank Offered Rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. At December 31, 2019, we had $846.3 million in total variable interest rate debt outstanding with $1.09 billion available for borrowing on our revolving credit facility. Assuming a consistent level of debt, a 100 basis point increase in the interest rate on our floating rate debt would result in approximately $8.5 million of additional interest expense on an annual basis. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our revolving credit facility. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2019, we maintained more than 300 metals service center processing and distribution facilities in 40 states in the U.S. and in 13 other countries, and our corporate headquarters. In the opinion of management, all of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 92 of the more than 300 processing and distribution facilities that we maintained as of December 31, 2019. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, for a total of 6.1 million square feet. Total square footage on all company-owned properties is approximately 28.3 million and represents approximately 82% of the total square footage of our operating facilities. In addition, we lease our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2031 and our ground leases expire at various times through 2068. The aggregate monthly rent amount for these properties is approximately $2.6 million.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 182 stockholders of record as of February 21, 2020. Our common stock has traded for the past 26 years on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded September

16, 1994. Our stockholders of record exclude those stockholders whose shares were held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 60 consecutive years and have never reduced or suspended our dividend. In February 2020, our Board of Directors increased the regular quarterly dividend amount 13.6% to $0.625 per share. This recent increase is the 27th increase in our dividend since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On October 23, 2018, our Board of Directors amended our share repurchase plan increasing by 5,000,000 shares the total number of shares authorized to be repurchased and extending the duration of the program through December 31, 2021. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased in the open market under plans complying with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or privately negotiated transactions. During the year ended December 31, 2019, we repurchased 592,934 shares at an average cost of $84.33 per share, or $50.0 million in total. As of December 31, 2019, we had remaining authorization to purchase an additional 6,433,821 shares. We did not repurchase any shares of our common stock in the three months ended December 31, 2019.

Additional information regarding securities authorized for issuance under all stock-based compensation plans will be included under the caption “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in our definitive Proxy Statement for the 2020 annual meeting of stockholders to be held on May 20, 2020.

Stock Performance Graph

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission (SEC) or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five-year period from December 31, 2014 through December 31, 2019. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2019, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Reliance Steel & Aluminum Co.
S&P 500
Russell 2000
Industry Peer Group

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

	2014	2015	2016	2017	2018	2019
Reliance Steel & Aluminum Co.	$100.00	$97.07	$136.37	$150.65	$127.85	$220.21
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Industry Peer Group	100.00	80.00	138.55	139.64	105.33	133.36

Item 6.  Selected Financial Data

We have derived the following selected consolidated financial data for each of the five years ended December 31, 2019 from our audited consolidated financial statements. The information below should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except number of shares which are reflected in thousands and per share amounts)
Income Statement Data:
Net sales	$10,973.8	$11,534.5	$9,721.0	$8,613.4	$9,350.5
Cost of sales (exclusive of depreciation and amortization expense)	7,644.4	8,253.0	6,933.2	6,023.1	6,803.6
Gross profit(1)	3,329.4	3,281.5	2,787.8	2,590.3	2,546.9
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	2,095.4	2,091.8	1,902.8	1,798.1	1,725.3
Depreciation and amortization expense	219.3	215.2	218.4	222.0	218.5
Impairment of long-lived assets	1.2	37.0	4.2	52.4	53.3
Operating income	1,013.5	937.5	662.4	517.8	549.8
Other (income) expense:
Interest expense	85.0	86.2	73.9	84.6	84.3
Other (income) expense, net	(0.8)	0.7	4.7	4.0	6.8
Income before income taxes	929.3	850.6	583.8	429.2	458.7
Income tax provision (benefit)(2)	223.2	208.8	(37.2)	120.1	142.5
Net income	706.1	641.8	621.0	309.1	316.2
Less: Net income attributable to noncontrolling interests	4.6	8.1	7.6	4.8	4.7
Net income attributable to Reliance	$701.5	$633.7	$613.4	$304.3	$311.5
Earnings per share attributable to Reliance stockholders:
Diluted	$10.34	$8.75	$8.34	$4.16	$4.16
Basic	$10.49	$8.85	$8.42	$4.21	$4.20
Shares used in computing earnings per share:
Diluted	67,855	72,441	73,539	73,121	74,902
Basic	66,885	71,621	72,851	72,363	74,096

Other Data:
Cash flow provided by operations	$1,301.5	$664.6	$399.0	$626.5	$1,025.0
Capital expenditures	242.2	239.9	161.6	154.9	172.2
Cash dividends per share	2.20	2.00	1.80	1.65	1.60

Balance Sheet Data (December 31):
Working capital	$2,334.9	$2,585.9	$2,347.6	$2,032.5	$1,564.5
Total assets	8,131.1	8,044.9	7,751.0	7,411.3	7,121.6
Short-term debt(3)	65.6	66.8	92.6	83.1	501.3
Long-term debt(3)	1,525.2	2,141.1	1,809.6	1,847.2	1,428.9
Total equity	5,214.1	4,679.5	4,699.9	4,179.1	3,942.7
(1)	Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in our gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)	Income tax provision (benefit) includes a provisional $207.3 million net tax benefit in 2017 relating to the Tax Cuts and Jobs Act of 2017. See Note 11 — “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on the impact of the tax legislation.

(3)	Includes finance lease obligations.

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

Overview

Strong operational execution led to record financial results in 2019 despite softening demand and weakened metals pricing.

Certain key financial results for 2019 are:

●	Net sales of $10.97 billion decreased $560.7 million, or 4.9%, from record sales of $11.53 billion in 2018;
●	Record gross profit of $3.33 billion increased $47.9 million, or 1.5%, from $3.28 billion in 2018;
●	Record gross profit margin of 30.3% compared to 28.4% in 2018;
●	Record pretax income of $929.3 million increased $78.7 million, or 9.3%, from $850.6 million in 2018;
●	Record net income attributable to Reliance of $701.5 million increased $67.8 million, or 10.7%, from $633.7 million in 2018;
●	Record earnings per diluted share of $10.34 increased $1.59, or 18.2%, from $8.75 in 2018; and
●	Record cash provided by operations of $1.30 billion increased $636.9 million, or 95.8%, from $664.6 million in 2018.

Our same-store tons sold decreased 4.2% and our same-store average selling price per ton sold decreased 1.8% in 2019 compared to 2018. The decline in our same-store tons sold outperformed industry shipments which were down 7.2% as reported by the Metals Service Center Institute (“MSCI”). The decline in our average selling price per ton sold was mainly due to carbon steel pricing trending lower throughout most of 2019. Our ability to generate a record gross profit margin of 30.3% in 2019 despite softening demand and weakened metals pricing was due in part to our continued investments in processing equipment that supported an increase to 51% in the percentage of our orders we shipped that included value-added processing in 2019 from 49% in 2018. In addition, our significant capital expenditures that totaled over $970 million over the past five years, with approximately 50% spent on processing equipment, drove a 600 basis point increase in the percentage of our orders that include value-added processing from 45% in 2014 to 51% in 2019, resulting in an increase in our gross profit margin from 25.1% in 2014 to our record gross profit margin of 30.3% in 2019.

Strong operating income and effective working capital management generated record cash flow provided by operations of $1.30 billion in 2019, nearly double our cash flow provided by operations of $664.6 million in 2018. As of December 31, 2019, our net debt-to-total capital ratio was 21.4%, down significantly from 30.8% as of December 31, 2018 due to the repayment of approximately $620 million of indebtedness. As a result of our lower debt levels, the applicable margins over lending reference rates were reduced during the 2019 third quarter.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, when-needed delivery and significant value-added processing capabilities along with our wide geographic footprint will continue to mitigate earnings volatility compared to many of our competitors. We believe that these business model characteristics combined with pricing discipline and our strategy of concentrating on higher margin business differentiate us from our peers and have allowed us to achieve industry-leading results.

We will continue to focus on working capital management and maximizing profitability of our existing businesses, as well as executing our proven growth strategies and stockholder return activities. As of December 31, 2019, we had $1.09 billion available for borrowing on our revolving credit facility and $174.3 million in cash and cash equivalents. We believe our sources of liquidity will continue to be adequate to maintain operations, finance strategic initiatives, pay dividends, and execute purchases under our share repurchase program.

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

In addition, when volume or pricing increases, our working capital (primarily accounts receivable and inventories) requirements typically increase, resulting in lower levels of cash flow from operations, which may also require us to increase our outstanding debt and incur higher interest expense. Conversely, when customer demand falls, our operations typically generate increased cash flow as our working capital needs decrease.

Acquisitions

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel specializes in the cutting of various bar products including stainless, alloy, aluminum, carbon, brass and bronze. No sales of Fry Steel were included in our net sales for 2019.

We funded our 2019 acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales in 2019 were $29.7 million.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales in 2019 were $44.8 million. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a controlling interest.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales in 2019 were $32.6 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales in 2019 were $42.9 million.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales in 2019 were $37.2 million.

We funded our acquisition of Ferguson with borrowings on our revolving credit facility and cash on hand.

Internal Growth Activities

We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities, adding and upgrading processing equipment, improving the safety of our operations and enhancing the working environments of our employees with record capital expenditures of $242.2 million in 2019, with the majority spent on growth activities. Our investments in processing equipment enable us to provide higher quality products and additional services to our existing and potential customers, resulting in higher gross profit margins. We believe that our ability to finance our investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them, which we believe many of our competitors do not have the ability to provide.

Results of Operations

The following table sets forth certain income statement data for each of the last three years ended December 31, 2019 (dollars are shown in millions and certain percentages may not calculate due to rounding):

	Year Ended December 31,
	2019		2018		2017
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$10,973.8	100.0%	$11,534.5	100.0%	$9,721.0	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	7,644.4	69.7	8,253.0	71.6	6,933.2	71.3
Gross profit(1)	3,329.4	30.3	3,281.5	28.4	2,787.8	28.7
Warehouse, delivery, selling, general and administrative expense ("S,G&A")(2)	2,095.4	19.1	2,091.8	18.1	1,902.8	19.6
Depreciation expense	176.2	1.6	169.4	1.5	167.8	1.7
Amortization expense	43.1	0.4	45.8	0.4	50.6	0.5
Impairment of long-lived assets(3)	1.2	0.0	37.0	0.3	4.2	—
Operating income	$1,013.5	9.2%	$937.5	8.1%	$662.4	6.8%
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(2)	S,G&A includes $0.9 million, $19.1 million and $8.7 million of gains related to the sale of non-core property, plant and equipment in 2019, 2018 and 2017, respectively.

(3)	See “Expenses” below for discussion of our impairment charges.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2019	2018	Change	Change
	(dollars in millions)
Net sales	$10,973.8	$11,534.5	$(560.7)	(4.9)%
Net sales, same-store	$10,868.5	$11,491.5	$(623.0)	(5.4)%

	Year Ended December 31,		Tons	Percentage
	2019	2018	Change	Change
	(tons in thousands)
Tons sold	5,861.6	6,112.6	(251.0)	(4.1)%
Tons sold, same-store	5,850.3	6,107.0	(256.7)	(4.2)%

	Year Ended December 31,		Price	Percentage
	2019	2018	Change	Change
Average selling price per ton sold	$1,860	$1,885	$(25)	(1.3)%
Average selling price per ton sold, same-store	$1,846	$1,879	$(33)	(1.8)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales (as we process the metal for a fee, without taking ownership of the metal). Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership of Acero Prime) completed in 2019 and 2018.

Our net sales were lower in 2019 compared to our record sales in 2018 due to lower tons sold and a lower average selling price per ton sold.

Demand in non-residential construction (including infrastructure), our largest end market served, improved slightly in 2019 compared to the same period in 2018. Demand in the automotive (which we serve primarily through our toll processing operations in the U.S. and Mexico) and aerospace end markets remained strong. Demand in heavy industry remained relatively steady. Demand for the products we sell to the energy (oil and natural gas) end market trended lower in 2019 compared to 2018. Our 2019 same-store tons sold were down 4.2% compared to 2018, outperforming industry shipments which were down 7.2% as reported by the MSCI.

Since we primarily purchase and sell our inventories in the spot market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in 2019 was lower than 2018 due to our carbon steel average selling price per ton sold declining throughout most of 2019 given decreased mill pricing. As carbon steel sales represent approximately 52% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year from 2018 to 2019 as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	(4.4)%	(4.4)%
Aluminum	4.1%	4.1%
Stainless steel	3.1%	2.9%
Alloy	7.9%	7.9%

Cost of Sales

	Year Ended December 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$7,644.4	69.7%	$8,253.0	71.6%	$(608.6)	(7.4)%

The decrease in cost of sales in 2019 compared to 2018 is mainly due to a lower cost per ton sold and lower tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Also, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $156.0 million in 2019 compared to a charge, or expense, of $271.8 million in 2018.

Our LIFO inventory valuation reserve as of December 31, 2019 and 2018 was $137.6 million and $293.6 million, respectively. Lower metal costs in our inventory as of December 31, 2019 as compared to December 31, 2018 resulted in LIFO income in 2019.

Gross Profit

	Year Ended December 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$3,329.4	30.3%	$3,281.5	28.4%	$47.9	1.5%

Our gross profit increased in 2019 compared to 2018 mainly due to higher LIFO income as a result of decreases in the cost of carbon steel products given decreased mill pricing. See “Net Sales” and “Cost of Sales” for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in 2019 was a record. Despite lower pricing for most carbon products we sell during 2019, we were able to increase our gross profit margin in 2019 compared to 2018 through the strong execution of our managers in the field, the continuous improvements in our business and our ongoing investments in equipment that supported an increase to 51% in the percentage of our orders we shipped that included value-added processing in 2019 from 49% in 2018.

Expenses

	Year Ended December 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$2,095.4	19.1%	$2,091.8	18.1%	$3.6	0.2%
S,G&A expense, same-store	$2,069.2	19.0%	$2,078.0	18.1%	$(8.8)	(0.4)%
Depreciation & amortization expense	$219.3	2.0%	$215.2	1.9%	$4.1	1.9%
Impairment of long-lived assets	$1.2	0.0%	$37.0	0.3%	$(35.8)	(96.8)%

Same-store amounts exclude the results of our acquisitions (other than our purchase of the remaining 40% ownership of Acero Prime) completed in 2019 and 2018.

Our same-store S,G&A expense was lower in 2019 compared to 2018 mainly due to decreases in incentive compensation for our managers and salespeople at our metals service centers, which is based on profitability that excludes the impact of our LIFO inventory valuation reserve adjustments, that offset the impact of general inflation, including wage increases and higher healthcare costs. Additionally, gains related to the sale of non-core property, plant and equipment decreased $18.2 million in 2019 compared to 2018. Excluding the impact of these non-recurring gains, our same-store S,G&A expense decreased $27.0 million, or 1.3%, in 2019 compared to 2018. Our S,G&A expense as a percentage of sales increased in 2019 compared to 2018, mainly due to our lower sales levels.

We recorded a $37.0 million impairment of long-lived assets charge and $2.5 million restructuring charge in 2018, mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain products we sell. Please refer to Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2018 impairment charges.

Operating Income

	Year Ended December 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$1,013.5	9.2%	$937.5	8.1%	$76.0	8.1%

Our operating income was higher in 2019 compared to 2018 mainly due to higher gross profit dollars and decreased impairment charges. Our operating income margin was higher in 2019 compared to 2018 due to a higher gross profit margin and decreased impairment charges, partially offset by a higher S,G&A expense as a percentage of sales. Our 2018 impairment charge lowered our operating income margin by 0.3% in 2018. See Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2018 impairment charge, “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate in 2019 was 24.0% compared to our 2018 rate of 24.5%. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	Year Ended December 31,
	2019		2018
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$701.5	6.4%	$633.7	5.5%	$67.8	10.7%

The increase in our net income and net income margin in 2019 was mainly due to higher operating income and operating income margin, as discussed above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations was $1.30 billion in 2019, nearly double the net cash provided by operations of $664.6 million in 2018. Our increased operating cash flow was mainly due to our record profitability and decreased working capital investment (primarily accounts receivable and inventory less accounts payable), resulting from a decrease in inventory tons on hand and declining metals pricing in 2019 compared to 2018 in which prices increased throughout the period. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rate was 42.5 days in 2019 compared to 41.9 days in 2018. Our inventory turn rate (based on tons) for 2019 was 4.5 times (or 2.7 months on hand), compared to 4.2 times (or 2.9 months on hand) for 2018.

Investing Activities

Net cash used in investing activities of $419.1 million in 2019 increased from $281.0 million used in 2018, mainly due to $100.2 million more used to fund acquisitions and decreased proceeds from sales of property, plant and equipment of $21.2 million. We had record capital expenditures of $242.2 million in 2019 compared to $239.9 million in 2018.

The majority of our 2019 and 2018 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities was $840.6 million in 2019 compared to $403.9 million used in 2018 mainly due to paying down debt with the significant increase in free cash flow (cash provided by operations reduced by capital expenditures) partially offset by significantly reduced share repurchases. Net debt repayments were $617.9 million in 2019 compared to net debt borrowings of $278.1 million in 2018. We also continued our shareholder return activities in 2019 with $151.3 million of dividends and $50.0 million of share repurchases compared to $145.3 million of dividends and record share repurchases of $484.9 million in 2018. Additionally, we spent $29.0 million to purchase the remaining 40% ownership of Acero Prime in 2018.

In February 2018, our Board of Directors increased our regular quarterly cash dividend from $0.45 to $0.50 per share of common stock, increased it to $0.55 per share in February 2019 and in February 2020 increased it again to $0.625 per share, an increase of 13.6%. We have increased our dividend 27 times since our 1994 IPO and have never reduced or suspended our dividend. We have paid regular quarterly dividends to our stockholders for 60 consecutive years.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. In 2019, we repurchased 592,934 shares of our common stock at an average cost of $84.33 per share. As of December 31, 2019, we had remaining authorization under the plan to repurchase approximately 6.4 million shares, or about 10% of our current outstanding shares. From the inception of the plan in 1994 through December 31, 2019, we have repurchased approximately 29.1 million shares at an average cost of $42.71 per share, including record share repurchases of approximately 6.1 million shares for a total of $484.9 million in 2018. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2019 was $1.60 billion, down significantly from $2.21 billion at December 31, 2018. As of December 31, 2019, we had $368.0 million of outstanding borrowings, $37.5 million of letters of credit issued and $1.09 billion available for borrowing on our revolving credit facility. As of December 31, 2019, we had $174.3 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 21.4%, down significantly from 30.8% as of December 31, 2018.

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

Revolving credit facilities with a combined credit limit of $9.9 million are in place for operations in Asia with combined outstanding balances of $4.3 million and $4.7 million as of December 31, 2019 and December 31, 2018, respectively.

We believe our existing sources of liquidity are sufficient to satisfy our working capital needs, capital expenditures and financial commitments, as well as continued stockholder return activities.

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

Various industrial revenue bonds had combined outstanding balances of $9.0 million and $9.5 million as of December 31, 2019 and December 31, 2018, respectively, and have maturities through 2027.

As of December 31, 2019, we had $95.3 million of debt obligations coming due before our $1.5 billion revolving credit facility matures on September 30, 2021. Concurrently with the maturity of our $1.5 billion revolving credit facility, a final payment of $375.0 million is required to be repaid under the term loan. We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities in the future and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2019 was 12.5 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2019, calculated in accordance with the terms of the Credit Agreement, was 23.8% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2019 and 2018, we were contingently liable under standby letters of credit in the aggregate amounts of $28.4 million and $32.4 million, respectively. The letters of credit are related to insurance policies and construction projects.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)
Long-term debt obligations	$1,596.3	$64.9	$774.0	$506.3	$251.1
Estimated interest on long-term debt(1)	390.1	54.3	90.0	41.7	204.1
Operating lease obligations	231.1	59.6	83.7	48.2	39.6
Purchase obligations – other(2)	134.5	77.5	53.8	2.6	0.6
Other long-term liabilities reflected on the balance sheet under GAAP(3)	53.2	21.1	14.6	4.4	13.1
Total	$2,405.2	$277.4	$1,016.1	$603.2	$508.5
(1)	Interest is estimated using applicable rates as of December 31, 2019 for our outstanding fixed and variable-rate debt based on their respective scheduled maturities. Also, for purposes of this estimate, the entire outstanding balance on the revolving credit facility of $368.0 million as of December 31, 2019 is assumed to remain unchanged until its maturity date in September 2021.

(2)	The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments.

(3)	Includes the estimated benefit payments for the next ten years for various long-term retirement plans. Since estimating employer funding projections for defined benefit plans beyond one year is not practicable, we have only included the estimated employer contribution amounts for 2020. We have excluded deferred income taxes of $469.3 million and other long-term liabilities of $12.3 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

The expected timing of payments to settle the obligations above is estimated based on current information. The ultimate timing and amounts paid may be different, depending on when goods or services are received, pricing in effect at the time inventory purchase commitments are made, or due to changes to agreed-upon amounts for some obligations.

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

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There have been no changes in our reportable segments; we have one reportable segment – metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.00 billion at December 31, 2019, or approximately 25% of total assets and 38% of total equity. Additionally, other intangible assets, net amounted to $1.03 billion at December 31, 2019, or approximately 13% of total assets and 20% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further information regarding our 2018 impairment charge and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to the recoverability of goodwill and other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates, as discussed with our Audit Committee, affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See Note 1 — “Summary of Significant Accounting Policies” of Part II, Item 8 "Financial Statements and Supplementary Data.") There have been no material changes made to the critical accounting estimates during the periods presented in the Consolidated Financial Statements. We also have other policies that we consider key accounting policies, such as for revenue recognition, however these policies do not require us to make subjective estimates or judgments.

Goodwill and Other Indefinite-Lived Intangible Assets

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist in 2019, 2018 or 2017. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $16.5 million in 2018. No impairment of intangible assets with indefinite lives was recognized in 2019 and 2017. See Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

Impairment tests inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Additionally, considerable declines in the market conditions for our products from current levels as well as in the price of our common stock could also significantly impact our impairment analysis. An impairment charge, if incurred, could be material.

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss is recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. We recorded impairment charges on property, plant and equipment of $1.2 million, $3.8 million and $4.2 million in 2019, 2018 and 2017, respectively. We recorded an impairment charge of $16.7 million on our intangible assets subject to amortization in 2018. No impairment of intangible assets subject to amortization was recognized in 2019 and 2017. See Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Commodity price risk

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., global economic factors and foreign currency exchange rates. We do not currently use financial derivatives to hedge our exposure to metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. Because we primarily purchase and sell in the spot market we are generally able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels. As more fully discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K, the Section 232 tariffs have led to a decrease in the level of imported metal into the U.S. The removal of the Section 232 tariffs could lead to increased levels of imported metals into the U.S. and result in domestic steel producers decreasing the prices of the metals they sell. A rapid decline in metal prices from current levels could result in a significant adverse effect on our revenues, gross profit and net income.

Foreign exchange rate risk

Because we have foreign operations, we are exposed to foreign currency exchange gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not currently hedge our net investments in foreign subsidiaries due to the long-term nature of those investments.

Total foreign currency transaction gains and losses included in our earnings were as follows: losses of $4.1 million in 2019, gains of $0.6 million in 2018 and losses of $4.9 million in 2017.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2019, our total variable interest rate debt outstanding amounted to approximately $846.3 million, which was primarily comprised of the borrowings on our revolving credit facility of $368.0 million and term loan of $465.0 million. A 100 basis point increase in interest rates on our $846.3 million of outstanding variable interest rate debt would result in approximately $8.5 million of additional interest expense on an annual basis.

LIBOR Phase Out

Amounts drawn under our Credit Agreement may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), a new index supported by short-term Treasury repurchase agreements. Although there have been some transactions utilizing SOFR, it is unknown whether this alternative reference rate will attain market acceptance as a replacement for LIBOR. The agreement governing our Credit Agreement includes provisions to determine a replacement rate for LIBOR if necessary during its term.

We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our Credit Agreement. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.

Item 8.  Financial Statements and Supplementary Data

RELIANCE STEEL & ALUMINUM CO.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance Steel & Aluminum Co.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) and all related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Assessment of the Recoverability for Long-Lived and Indefinite-Lived Intangible Assets

As described in Notes 1 and 7 to the consolidated financial statements, property and equipment, net and intangible assets, net as of December 31, 2019 were $1,795.2 million and $1,031.1 million, respectively. The Company reviews the recoverability of property and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

We identified the assessment of the recoverability for long-lived and indefinite-lived intangible assets as a critical audit matter.  Evaluating the assessment of significant events or changes in circumstances that have occurred, which indicate these assets may not be recoverable, involved subjective auditor judgment.  The judgments included consideration of the impact of factors that are external and internal to the Company, such as declines in the market for the Company’s products or plans to close a physical location.

The primary procedures performed to address this critical audit matter included the following.  We tested certain internal controls over the Company’s process to identify significant events or changes in circumstances that have occurred indicating the long-lived and indefinite-lived intangible assets may not be recoverable. We evaluated the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying long-lived assets and indefinite-lived intangible assets may not be recoverable by performing an independent assessment.  The independent assessment included analyzing the historical operating performance of the asset groups, and evaluating other events or changes in circumstances based on our knowledge of the Company and experience of the industry in which it operates through reading and evaluating industry articles, public information related to competitor activity, Company press releases and board of director minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California

February 27, 2020

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$174.3	$128.2
Accounts receivable, less allowance for doubtful accounts of $17.8 at December 31, 2019 and $18.8 at December 31, 2018	1,067.8	1,242.3
Inventories	1,645.7	1,817.1
Prepaid expenses and other current assets	85.2	81.5
Income taxes receivable	37.2	15.9
Total current assets	3,010.2	3,285.0
Property, plant and equipment:
Land	239.8	233.9
Buildings	1,195.1	1,158.9
Machinery and equipment	2,044.4	1,880.1
Accumulated depreciation	(1,684.1)	(1,543.0)
Property, plant and equipment, net	1,795.2	1,729.9

Operating lease right-of-use assets	201.5	—
Goodwill	2,003.8	1,870.8
Intangible assets, net	1,031.1	1,072.0
Cash surrender value of life insurance policies, net	42.7	43.6
Other assets	46.6	43.6
Total assets	$8,131.1	$8,044.9

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$275.0	$338.8
Accrued expenses	67.4	77.4
Accrued compensation and retirement costs	172.1	174.8
Accrued insurance costs	43.4	42.9
Current maturities of long-term debt and short-term borrowings	64.9	65.2
Current maturities of operating lease liabilities	52.5	—
Total current liabilities	675.3	699.1
Long-term debt	1,523.6	2,138.5
Operating lease liabilities	149.5	—
Long-term retirement costs	87.0	71.8
Other long-term liabilities	12.3	15.9
Deferred income taxes	469.3	440.1
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 66,854 at December 31, 2019 and 66,882 at December 31, 2018	122.2	136.4
Retained earnings	5,189.5	4,637.9
Accumulated other comprehensive loss	(105.1)	(102.7)
Total Reliance stockholders’ equity	5,206.6	4,671.6
Noncontrolling interests	7.5	7.9
Total equity	5,214.1	4,679.5
Total liabilities and equity	$8,131.1	$8,044.9

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$10,973.8	$11,534.5	$9,721.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	7,644.4	8,253.0	6,933.2
Warehouse, delivery, selling, general and administrative	2,095.4	2,091.8	1,902.8
Depreciation and amortization	219.3	215.2	218.4
Impairment of long-lived assets	1.2	37.0	4.2
	9,960.3	10,597.0	9,058.6

Operating income	1,013.5	937.5	662.4

Other (income) expense:
Interest	85.0	86.2	73.9
Other (income) expense, net	(0.8)	0.7	4.7
Income before income taxes	929.3	850.6	583.8
Income tax provision (benefit)	223.2	208.8	(37.2)
Net income	706.1	641.8	621.0
Less: Net income attributable to noncontrolling interests	4.6	8.1	7.6
Net income attributable to Reliance	$701.5	$633.7	$613.4

Earnings per share attributable to Reliance stockholders:
Diluted	$10.34	$8.75	$8.34
Basic	$10.49	$8.85	$8.42

Shares used in computing earnings per share:
Diluted	67,855	72,441	73,539
Basic	66,885	71,621	72,851

Cash dividends per share	$2.20	$2.00	$1.80

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$706.1	$641.8	$621.0
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	12.4	(25.7)	28.8
Pension and postretirement benefit adjustments, net of tax	(14.8)	0.1	4.3
Total other comprehensive (loss) income	(2.4)	(25.6)	33.1
Comprehensive income	703.7	616.2	654.1
Less: Comprehensive income attributable to noncontrolling interests	4.6	8.1	7.6
Comprehensive income attributable to Reliance	$699.1	$608.1	$646.5

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2017	72,683	$590.3	$3,663.2	$(104.7)	$30.3	$4,179.1
Net income	—	—	613.4	—	7.6	621.0
Other comprehensive income	—	—	—	33.1	—	33.1
Dividends to noncontrolling interest holders	—	—	—	—	(5.1)	(5.1)
Stock-based compensation, net	165	24.1	—	—	—	24.1
Stock options exercised	99	5.2	—	—	—	5.2
Repurchase of common shares	(337)	(25.0)	—	—	—	(25.0)
Cash dividends — $1.80 per share and dividend equivalents	—	—	(132.5)	—	—	(132.5)
Balance at December 31, 2017	72,610	594.6	4,144.1	(71.6)	32.8	4,699.9
Net income	—	—	633.7	—	8.1	641.8
Other comprehensive loss	—	—	—	(25.6)	—	(25.6)
Reclassification of stranded tax effects resulting from tax reform	—	—	5.5	(5.5)	—	—
Noncontrolling interest purchased	—	(9.3)	—	—	(19.7)	(29.0)
Dividends to noncontrolling interest holders	—	—	—	—	(13.3)	(13.3)
Stock-based compensation, net	289	33.2	—	—	—	33.2
Stock options exercised	48	2.8	—	—	—	2.8
Repurchase of common shares	(6,065)	(484.9)	—	—	—	(484.9)
Cash dividends — $2.00 per share and dividend equivalents	—	—	(145.4)	—	—	(145.4)
Balance at December 31, 2018	66,882	136.4	4,637.9	(102.7)	7.9	4,679.5
Net income	—	—	701.5	—	4.6	706.1
Other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Noncontrolling interest purchased	—	—	—	—	(0.4)	(0.4)
Dividends to noncontrolling interest holders	—	—	—	—	(4.6)	(4.6)
Stock-based compensation, net	545	35.0	—	—	—	35.0
Stock options exercised	20	0.8	—	—	—	0.8
Repurchase of common shares	(593)	(50.0)	—	—	—	(50.0)
Cash dividends — $2.20 per share and dividend equivalents	—	—	(149.9)	—	—	(149.9)
Balance at December 31, 2019	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$706.1	$641.8	$621.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	219.3	215.2	218.4
Impairment of long-lived assets	1.2	37.0	4.2
Provision for uncollectible accounts	3.4	7.4	6.7
Deferred income tax provision (benefit)	32.5	(9.1)	(192.6)
Gain on sales of property, plant and equipment	(1.0)	(18.8)	(9.5)
Stock-based compensation expense	51.2	45.5	33.4
Other	9.5	12.3	7.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	178.1	(153.3)	(126.4)
Inventories	211.8	(88.8)	(186.6)
Prepaid expenses and other assets	31.9	(14.0)	(11.5)
Accounts payable and other liabilities	(142.5)	(10.6)	34.2
Net cash provided by operating activities	1,301.5	664.6	399.0

Investing activities:
Purchases of property, plant and equipment	(242.2)	(239.9)	(161.6)
Acquisitions, net of cash acquired	(177.8)	(77.6)	(37.8)
Proceeds from sales of property, plant and equipment	8.0	29.2	27.6
Other	(7.1)	7.3	(7.6)
Net cash used in investing activities	(419.1)	(281.0)	(179.4)

Financing activities:
Net short-term debt (repayments) borrowings	(0.3)	(48.4)	8.4
Proceeds from long-term debt borrowings	971.0	1,518.7	875.0
Principal payments on long-term debt	(1,588.6)	(1,192.2)	(915.3)
Dividends and dividend equivalents paid	(151.3)	(145.3)	(132.0)
Share repurchases	(50.0)	(484.9)	(25.0)
Noncontrolling interests purchased	(0.4)	(29.0)	—
Other	(21.0)	(22.8)	(9.2)
Net cash used in financing activities	(840.6)	(403.9)	(198.1)
Effect of exchange rate changes on cash and cash equivalents	4.3	(5.9)	10.1
Increase (decrease) in cash and cash equivalents	46.1	(26.2)	31.6
Cash and cash equivalents at beginning of year	128.2	154.4	122.8
Cash and cash equivalents at end of year	$174.3	$128.2	$154.4

Supplemental cash flow information:
Interest paid during the year	$83.0	$84.0	$72.5
Income taxes paid during the year, net	$214.3	$228.5	$171.1

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$—	$25.9	$—

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Business

We operate a metals service center network of more than 300 locations in 40 states in the U.S. and in 13 other countries (Australia, Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business as a metals service center operator.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as allowances for uncollectible accounts, net realizable values of inventories, fair values and/or impairment of goodwill and other indefinite-lived intangible assets, long-lived assets, the amount of unrecognized tax benefits and other contingencies, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

The majority of our inventory is valued using the last-in, first-out (“LIFO”) method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, current maturities of operating lease liabilities and long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes of $750.0 million as of December 31, 2019 and 2018. The fair values of these senior unsecured notes based on quoted market prices were $840.0 million and $780.0 million at December 31, 2019 and 2018, respectively, compared to their carrying values of $745.6 million and $744.8 million, respectively. These estimated fair values are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values are generally based on quoted market prices for identical or similar instruments.

Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash and cash equivalents with high credit quality financial institutions. The Company, by policy, limits the amount of credit exposure to any one financial institution.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified assets and liabilities of businesses acquired. Other indefinite-lived intangible assets include amounts allocated to the trade names of businesses acquired. Goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually.

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one operating segment and one reporting unit for goodwill impairment purposes. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets goodwill on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. We recognized an impairment loss of $16.5 million related to our other intangible assets with indefinite lives in 2018, respectively. See Note 19 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

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

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

circumstances indicate that the carrying amount of such assets may not be recoverable. We recognized impairment losses of $1.2 million, $3.8 million and $4.2 million for property, plant and equipment in 2019, 2018 and 2017, respectively, and $16.7 million for intangible assets with finite lives in 2018. See Note 19 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations is not significant as of December 31, 2019 and 2018.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2019, 2018 and 2017, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were $404.1 million, $412.7 million and $372.3 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

Toll Processing and Logistics

Toll processing services relate to the processing of customer-owned metal. Logistics services primarily include transportation services for metal we toll-process. Revenue for these services is recognized over time as the toll processing or logistics services are performed. The toll processing services are generally short-term in nature with the service being performed in less than one day.

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

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $51.2 million, $45.5 million and $33.4 million in 2019, 2018 and 2017, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 16 — “Commitments and Contingencies” for further discussion on our environmental remediation matters.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted, which included significant changes to the taxation of U.S. corporations. These changes include, among other things, a reduction of the U.S. federal statutory rate from 35% to 21% effective in 2018, the implementation of a territorial tax system, a one-time tax in 2017 on accumulated foreign profits that have not been previously subject to U.S. tax law (transition tax), the repeal of the corporate alternative minimum tax and changes to business deductions, including a new limitation on the deductibility of business interest, stricter limits on the deductibility of certain executive compensation and the repeal of the deduction for domestic production activities. For further discussion of the impact of the tax legislation, see Note 11 — “Income Taxes.”

Foreign Currencies

The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other (income) expense, net caption and amounted to net losses of $4.1 million in 2019, net gains of $0.6 million in 2018 and net losses of $4.9 million in 2017.

Impact of Recently Issued Accounting Standards—Adopted

Leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting changes that require lessees to recognize most long-term leases on the balance sheet through the recognition of a right-of-use asset and

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

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

We adopted the new standard on January 1, 2019 using the optional transition method and available practical expedients. The practical expedients allow us, among other things, to carry forward our assessment of lease classification and remaining lease terms under the previous lease accounting guidance. Our adoption of the new lease standard resulted in the recognition of $186.3 million of operating lease right-of-use assets and $187.1 million of operating lease liabilities but did not have a material impact on our consolidated statements of income, equity or cash flows. For further discussion of our leases, see Note 10 – “Leases.”

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Income Taxes—In December 2019, the FASB issued accounting changes that simplify the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2020, or January 1, 2021 for the Company. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

Financial Instruments – Credit Losses—In June 2016, the FASB issued accounting guidance that changes how entities account for credit losses for most financial assets, including the allowance for doubtful accounts for trade receivables, and certain other instruments that are not measured at fair value through net income. The new guidance replaces the current incurred loss model with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset. We will adopt the new standard on January 1, 2020. We do not expect the adoption of these accounting changes to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel specializes in the cutting of various bar products including stainless, alloy, aluminum, carbon, brass and bronze. No sales of Fry Steel were included in our net sales for 2019.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

The preliminary allocation of the total purchase price for our 2019 acquisition of Fry Steel to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$17.1
Accounts receivable	5.7
Inventories	38.8
Property, plant and equipment	6.4
Goodwill	130.8
Other current and long-term assets	0.2
Total assets acquired	199.0
Other current and long-term liabilities	5.1
Total liabilities assumed	5.1
Net assets acquired	$193.9

We funded our acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand. The purchase price allocation is pending the completion of purchase price adjustments, based on tangible and intangible asset valuations, and the completion of pre-acquisition period tax returns.

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales were $29.7 million in 2019.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V. (“Acero Prime”), a toll processor in Mexico, which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. Acero Prime’s net sales were $44.8 million in 2019. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a majority interest. Consequently, the increase in our ownership from 60% to 100% was accounted for as an equity transaction.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales were $32.6 million in 2019.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales were $42.9 million in 2019.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

The allocation of the total purchase price for our 2018 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$2.4
Accounts receivable	13.1
Inventories	10.0
Property, plant and equipment	20.1
Goodwill	32.9
Intangible assets subject to amortization	25.0
Intangible assets not subject to amortization	18.3
Other current and long-term assets	1.1
Total assets acquired	122.9
Current and long-term debt	25.9
Deferred taxes	5.4
Other current and long-term liabilities	9.6
Total liabilities assumed	40.9
Net assets acquired	$82.0

2017 Acquisition

On October 2, 2017, through our wholly owned subsidiary Diamond Manufacturing Company, we acquired Ferguson Perforating Company (“Ferguson”). Ferguson, headquartered in Providence, Rhode Island, specializes in manufacturing highly engineered and complex perforated metal parts that have application in diverse end markets including industrial machinery, automotive, aerospace, sugar products and consumer electronics manufacturers. Ferguson’s net sales were $37.2 million in 2019.

We funded our acquisition of Ferguson with borrowings on our revolving credit facility and cash on hand.

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note other than Acero Prime have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2019 or 2018, as applicable. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

The increase in our ownership of Acero Prime from 60% to 100% in 2018 was accounted for as an equity transaction. The difference between the $29.0 million consideration paid and the $19.7 million noncontrolling interest, or $9.3 million, was recognized as a decrease in total Reliance stockholders’ equity.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

As part of the purchase price allocations for the acquisitions completed in 2018 and 2017, $18.3 million and $3.7 million, respectively, were allocated to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for the 2018 and 2017 acquisitions of $24.8 million and $3.7 million, respectively, with weighted average lives of 10.0 years. The goodwill arising from our 2019, 2018 and 2017 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. The preliminary tax deductible goodwill from our 2019 acquisition amounted to $131.0 million. Total tax deductible goodwill amounted to $817.4 million as of December 31, 2019.

Note 3. Joint Ventures and Noncontrolling Interests

The equity method of accounting is used where our investment in voting stock gives us the ability to exercise significant influence over the investee, generally 20% to 50%. The financial results of investees are generally consolidated when the ownership interest is greater than 50%.

We have a joint venture arrangement with a noncontrolling interest in Oregon Feralloy Partners LLC (40%-owned) that is accounted for using the equity method. During 2019, we terminated our joint venture arrangement with, and sold our 45% ownership interest in, Eagle Steel Products, Inc. and recognized an insignificant gain. Investments in entities for which we hold a noncontrolling interest are reflected in the Other assets caption of the consolidated balance sheets. Equity in earnings of these entities and related distribution of earnings has not been material to our results of operations or cash flows.

Operations that are majority owned by us are as follows: Feralloy Processing Company (51%-owned), Indiana Pickling and Processing Company (56%-owned), and Valex Corp.’s operations in South Korea, in which Valex Corp. has a 96% ownership. The results of these majority-owned operations are consolidated in our financial results. The portion of the earnings related to the noncontrolling shareholder interests has been reflected in the Net income attributable to noncontrolling interests caption in the accompanying consolidated statements of income.

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

Inventories consisted of the following:

	December 31,	December 31,
	2019	2018
	(in millions)
LIFO inventories - cost on FIFO method	$1,387.7	$1,737.3
Cost on FIFO method higher than LIFO value	(137.6)	(293.6)
Inventories - stated on LIFO method	1,250.1	1,443.7
Inventories - stated on FIFO method	395.6	373.4
	$1,645.7	$1,817.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

The changes in the LIFO inventory valuation reserve and impact of LIFO liquidations were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
LIFO inventory valuation reserve adjustment (income) charge	$(156.0)	$271.8	$73.3
Liquidation of LIFO inventory quantities that decreased cost of sales	(11.6)	**	**

** Insignificant liquidations of LIFO inventory quantities.

Cost decreases for the majority of our products were the primary cause of the 2019 LIFO inventory valuation reserve adjustment income. Cost increases for the majority of our products were the primary cause of the 2018 and 2017 LIFO inventory valuation reserve adjustment charges.

Note 5. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes or value-added taxes collected from customers are excluded from our reported sales.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Carbon steel	$5,792.9	$6,285.8	$5,189.6
Aluminum	2,151.9	2,210.9	1,916.9
Stainless steel	1,578.0	1,636.1	1,386.3
Alloy	652.1	680.7	587.8
Toll processing and logistics	450.7	415.3	362.1
Other and eliminations	348.2	305.7	278.3
Total	$10,973.8	$11,534.5	$9,721.0

Note 6. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)

Balance at January 1, 2017	$1,827.4
Acquisitions	10.3
Effect of foreign currency translation	4.9
Balance at December 31, 2017	1,842.6
Acquisitions	33.8
Effect of foreign currency translation	(5.6)
Balance at December 31, 2018	1,870.8
Acquisitions	131.8
Purchase price allocation adjustments	(1.9)
Effect of foreign currency translation	3.1
Balance at December 31, 2019	$2,003.8

The preliminary tax deductible goodwill from our 2019 acquisition is $131.0 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

We had no accumulated impairment losses related to goodwill at December 31, 2019.

Note 7. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2019		December 31, 2018
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.4)	$0.8	$(0.4)
Customer lists/relationships	15.0	710.1	(438.1)	707.3	(393.4)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.6	1.1	(0.9)	1.0	(0.9)
		720.0	(447.5)	717.2	(402.8)
Intangible assets not subject to amortization:
Trade names		758.6	—	757.6	—
		$1,478.6	$(447.5)	$1,474.8	$(402.8)

During 2018, we recognized impairment losses of $16.5 million and $16.7 million on our trade name and customer relationship intangible assets, respectively, related to one of our energy businesses. See Note 19 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $43.1 million, $45.8 million and $50.6 million in 2019, 2018 and 2017, respectively. Foreign currency translation gains related to intangible assets, net in 2019 were $2.2 million.

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2020	$43.2
2021	41.5
2022	36.7
2023	30.7
2024	27.2

Note 8. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $42.7 million and $43.6 million as of December 31, 2019 and 2018, respectively.

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

December 31, 2019

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

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. We borrowed $56.0 million, $56.1 million and $49.9 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $71.7 million, $70.8 million and $64.0 million in 2019, 2018 and 2017, respectively. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2019 and 2018, loans and accrued interest outstanding on EMJ’s life insurance policies were $684.0 million and $636.8 million, respectively.

Income earned on our life insurance policies, cost of insurance charges and interest expense on borrowings against cash surrender values are included in the Other expense, net caption in the accompanying consolidated statements of income (see Note 15 — “Other (Income) Expense, net”).

Note 9. Debt

Debt consisted of the following:

	December 31,	December 31,
	2019	2018
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$368.0	$925.0
Unsecured term loan due from March 31, 2020 to September 30, 2021	465.0	525.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.3	14.2
Total	1,596.3	2,214.2
Less: unamortized discount and debt issuance costs	(7.8)	(10.5)
Less: amounts due within one year and short-term borrowings	(64.9)	(65.2)
Total long-term debt	$1,523.6	$2,138.5

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings under the Credit Agreement at December 31, 2019 was at variable rates based on LIBOR plus 1.00% or the bank prime rate and we

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

pay a commitment fee at an annual rate of 0.125% on the unused portion of the revolving credit facility. During the third quarter of 2019, applicable margins were lowered by 25 basis points and our commitment fees were reduced per the terms of the Credit Agreement as a result of a decrease in our calculated leverage ratio. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 3.69% and 3.86% as of December 31, 2019 and December 31, 2018, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 2.80% and 3.77% as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had $368.0 million of outstanding borrowings, $37.5 million of letters of credit issued and $1.09 billion available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

Revolving credit facilities with a combined credit limit of approximately $9.9 million are in place for operations in Asia with combined outstanding balances of $4.3 million and $4.7 million as of December 31, 2019 and December 31, 2018, respectively.

Various industrial revenue bonds had combined outstanding balances of $9.0 million and $9.5 million as of December 31, 2019 and December 31, 2018, respectively, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at December 31, 2019.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2020	$64.9
2021	773.7
2022	0.3
2023	506.0
2024	0.3
Thereafter	251.1
$1,596.3

Note 10. Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office buildings, including our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2031 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases. Information regarding the insignificant amount of finance leases we have is not meaningful to an understanding of our lease obligations.

The following is a summary of our lease cost:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Operating lease cost	$84.4	$82.7	$77.9

Our operating lease costs include payments to various related parties that are not executive officers of the Company, in the amounts of $2.5 million, $4.1 million and $3.4 million in 2019, 2018 and 2017, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2023.

Supplemental cash flow and balance sheet information is presented below:

Year Ended
December 31, 2019
(in millions)
Supplemental cash flow information
Cash payments for operating leases	$84.6
Right-of-use assets obtained in exchange for operating lease obligations	71.1

December 31,
2019
Other lease information
Weighted average remaining lease term—operating leases	5.6 years
Weighted average discount rate—operating leases	4.3%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

(in millions)
2020	$59.6
2021	47.8
2022	35.9
2023	27.5
2024	20.7
Thereafter	39.6
Total operating lease payments	231.1
Less: imputed interest	(29.1)
Total operating lease liabilities	$202.0

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 11. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2016 and state and local tax examinations before 2015. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Federal	$136.3	$150.6	$117.8
State	37.9	47.6	21.5
Foreign	16.5	19.7	16.1
	190.7	217.9	155.4
Deferred:
Federal	26.9	(6.0)	(202.8)
State	7.2	(2.3)	11.1
Foreign	(1.6)	(0.8)	(0.9)
	32.5	(9.1)	(192.6)
	$223.2	$208.8	$(37.2)

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)

U.S.	$877.4	$775.2	$524.6
International	51.9	75.4	59.2
Income before income taxes	$929.3	$850.6	$583.8

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	35.0%
Tax Reform	—	0.4	(35.5)
State income tax, net of federal tax effect	3.6	3.6	3.8
Foreign earnings taxed at higher (lower) rates	0.4	0.4	(0.7)
Net effect of life insurance policies	(1.5)	(1.5)	(3.6)
Net effect of changes in unrecognized tax benefits	—	(0.2)	(0.2)
Stock-based compensation	0.7	0.6	(0.2)
Domestic production activity deduction	—	—	(1.6)
Loss on sale of assets	—	—	(0.8)
Other, net	(0.2)	0.2	(2.6)
Effective tax rate	24.0%	24.5%	(6.4)%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$31.6	$26.0
Inventory costs capitalized for tax purposes	13.1	27.1
Stock-based compensation	8.2	7.2
Allowance for doubtful accounts	4.9	5.4
Tax credits carryforwards	1.4	1.0
Net operating loss carryforwards	4.2	6.0
Total deferred tax assets	63.4	72.7
Deferred tax liabilities:
Property, plant and equipment, net	(189.1)	(175.4)
Goodwill and other intangible assets	(311.6)	(308.8)
LIFO inventories	(23.2)	(21.1)
Other	(8.8)	(7.5)
Total deferred tax liabilities	(532.7)	(512.8)
Net deferred tax liabilities	$(469.3)	$(440.1)

As of December 31, 2019, we had available state net operating loss carryforwards (“NOL”) of $4.1 million to offset future income taxes expiring in years 2020 through 2039. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Unrecognized Tax Benefits

We are under U.S. federal tax audit for 2017 and we are under audit by various state jurisdictions for years 2014 through 2018, but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Unrecognized tax benefits at January 1	$2.4	$4.1	$5.2
Increases in tax positions for prior years	0.8	0.4	—
Decreases in tax positions for prior years	—	—	(0.1)
Settlements	(0.7)	—	(0.2)
Lapse of statute of limitations	(0.3)	(2.1)	(0.8)
Unrecognized tax benefits at December 31	$2.2	$2.4	$4.1

As of December 31, 2019, $2.2 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.5 million as of December 31, 2019 and 2018. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Note 12. Stock-Based Compensation Plans

We grant stock-based compensation to our employees and directors. At December 31, 2019, an aggregate of 1,125,344 shares were authorized for future grant under our various stock-based compensation plans, including stock options, restricted stock units and stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. As stock options are exercised and restricted stock units vest, we issue new shares of Reliance common stock.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Stock Options

Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate
	Option	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(in years)	(in millions)
Outstanding at January 1, 2017	180,680	$52.61
Exercised	(98,405)	52.41
Expired or forfeited	(7,000)	58.68
Outstanding at December 31, 2017	75,275	52.30
Exercised	(48,275)	57.91
Expired or forfeited	(1,000)	55.73
Outstanding at December 31, 2018	26,000	41.76
Exercised	(20,000)	40.80
Outstanding at December 31, 2019	6,000	$44.99	0.4	$0.4
Exercisable at December 31, 2019	6,000	$44.99	0.4	$0.4

All stock options outstanding at December 31, 2019 were granted to our non-employee directors and had one-year vesting periods and ten-year terms.

There were no unvested stock options at December 31, 2019 and 2018.

Proceeds from stock options exercised under all stock option plans in 2019, 2018 and 2017 were $0.8 million, $2.8 million and $5.2 million, respectively. The total intrinsic values of all options exercised in 2019, 2018 and 2017 were $1.0 million, $1.6 million and $2.8 million, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options as of December 31, 2019:

Weighted Average
	Outstanding and	Remaining	Weighted Average
Range of	Exercisable at	Contractual Term	Exercise Price
Exercise Price	December 31, 2019	(in years)	Per Share
$44 - $45	6,000	0.4	$44.99

Restricted Stock

In 2019, 2018 and 2017, we granted 488,345, 474,715 and 446,525, respectively, restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2019, 2018 and 2017 RSU granted has a service-based condition and cliff vests at December 1, 2021,

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

December 1, 2020 and December 1, 2019, respectively, if the recipient is an employee on those dates. In addition to a service-based condition, 194,155, 178,970 and 169,009 of the RSUs granted in 2019, 2018 and 2017, respectively, also have performance goals and vest only upon the satisfaction of the service-based condition and certain performance targets for the three-year periods ending December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The fair value of the 2019, 2018 and 2017 RSUs granted was $88.05 per share, $84.26 per share and $79.60 per share, respectively, determined based on the closing price of our common stock on the grant date.

In 2019, 2018 and 2017, 11,640, 13,880 and 18,120 stock awards, respectively, were granted to the non-employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the stock awards granted in 2019, 2018 and 2017, was $89.34 per share, $93.65 per share and $71.73 per share, respectively, determined based on the closing price of our common stock on the grant date. The awards include dividend rights and vest immediately upon grant.

In 2019, 2018 and 2017, we made payments of $16.2 million, $12.3 million and $9.3 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of the consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of December 31, 2019 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2019	889,830	$82.05
Granted	488,345	88.05
Vested	(476,634)	80.18
Canceled or forfeited	(42,536)	83.97
Unvested at December 31, 2019	859,005	$86.40

The total fair value of RSUs vested during 2019, 2018 and 2017 was $56.5 million, $34.6 million and $40.1 million, respectively.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2019, there was $52.9 million of total unrecognized compensation cost related to unvested stock-based compensation awards granted under all stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

The tax benefit realized from our stock-based compensation plans in 2019, 2018 and 2017 was $5.5 million, $4.9 million and $8.4 million, respectively.

Note 13. Employee Benefits

Employee Stock Ownership Plan

We have a tax-qualified employee stock ownership plan (the “ESOP”) that is a noncontributory plan that covers certain salaried and hourly employees of the Company. The amount of the annual contribution is at the discretion of the Board, except that the minimum amount must be sufficient to enable the ESOP trust to meet its current obligations. The Company ceased making annual contributions to the ESOP after the 2018 plan year.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master Plan. Eligibility occurs after three months of service and the Company contribution vests at 25% per year. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not merged their plans into the Master Plan as of December 31, 2019.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted a Supplemental Executive Retirement Plan (“Reliance SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The Reliance SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the Reliance SERP. Separate supplemental executive retirement plans exist for certain wholly owned subsidiaries of the Company (together with the Reliance SERP, the “SERPs”), each of which provides postretirement pension benefits to certain former key employees. All SERPs have been frozen to new participants.

Deferred Compensation Plan

In December 2008, the Reliance Deferred Compensation Plan was established for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance Deferred Compensation Plan as of December 31, 2019 and 2018 was $31.4 million and $21.8 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $26.5 million and $21.1 million as of December 31, 2019 and 2018, respectively.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2019, 2018 and 2017 our contributions to these plans were $5.7 million, $5.4 million and $5.4 million, respectively. Some of the plans we participate in are in endangered, or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plans

We, through certain subsidiaries, maintain qualified defined benefit pension plans for certain of our union employees (the “Defined Benefit Plans”). These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant's hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. Certain of these plans were frozen in previous years.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and Defined Benefit Plans:

	SERPs		Defined Benefit Plans
	2019	2018	2019	2018
	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$37.2	$36.6	$96.6	$103.5
Service cost	0.9	0.9	1.6	1.7
Interest cost	1.4	1.1	3.8	3.5
Actuarial loss (gain)	11.4	(0.3)	15.9	(9.3)
Benefits paid	(1.1)	(1.1)	(3.9)	(3.8)
Plan amendments	—	—	2.2	1.0
Benefit obligation at end of year	$49.8	$37.2	$116.2	$96.6

Change in plan assets
Fair value of plan assets at beginning of year	N/A	N/A	$94.9	$89.0
Actual return on plan assets	N/A	N/A	16.1	(4.2)
Employer contributions	N/A	N/A	—	13.9
Benefits paid	N/A	N/A	(3.9)	(3.8)
Fair value of plan assets at end of year	N/A	N/A	$107.1	$94.9

Funded status
Funded status of the plans	$(49.8)	$(37.2)	$(9.1)	$(1.7)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$19.6	$9.1	$27.2	$23.2
Unamortized prior service cost	—	—	4.7	2.8
	$19.6	$9.1	$31.9	$26.0

As of December 31, 2019 and 2018, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plans
	2019	2018	2019	2018
	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(17.5)	$(1.1)	$—	$—
Noncurrent liabilities	(32.3)	(36.1)	(9.1)	(1.7)
Accumulated other comprehensive loss	19.6	9.1	31.9	26.0
Net amount recognized	$(30.2)	$(28.1)	$22.8	$24.3

The accumulated benefit obligation for the SERPs was $42.0 million and $32.5 million as of December 31, 2019 and 2018, respectively. The accumulated benefit obligation for the Defined Benefit Plans was $116.2 million and $96.6 million as of December 31, 2019 and 2018, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

	Year Ended December 31,
	2019	2018
	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$116.2	$53.0
Projected benefit obligation	116.2	53.0
Fair value of plan assets	107.1	50.1

Following are the details of net periodic benefit cost related to the SERPs and Defined Benefit Plans:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(in millions)			(in millions)
Service cost	$0.9	$0.9	$0.8	$1.6	$1.7	$1.5
Interest cost	1.4	1.1	1.1	3.8	3.5	3.7
Expected return on plan assets	—	—	—	(5.6)	(5.1)	(4.4)
Settlement loss	—	—	3.7	—	—	0.1
Prior service cost	—	—	—	0.4	0.3	0.3
Amortization of net loss	1.0	0.9	0.9	1.3	1.4	1.5
	$3.3	$2.9	$6.5	$1.5	$1.8	$2.7

Net periodic benefit cost related to the SERPs and Defined Benefit Plans is presented in our statements of income as summarized below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(in millions)			(in millions)
Amounts recognized in the statement of income
Warehouse, delivery, selling, general and administrative expense	$0.9	$0.9	$0.8	$1.6	$1.7	$1.5
Other (income) expense, net	2.4	2.0	5.7	(0.1)	0.1	1.2
	$3.3	$2.9	$6.5	$1.5	$1.8	$2.7

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Weighted average assumptions to determine net cost
Discount rate	3.81%	3.04%	3.36%	4.06%	3.47%	3.93%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.09%	5.66%	6.17%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Weighted average assumptions to determine benefit obligations
Discount rate	2.63%	3.82%	2.59%	4.06%
Expected long-term rate of return on plan assets	N/A	N/A	6.09%	5.66%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions of $17.5 million are expected during 2020 to the SERPs and $1.8 million to the Defined Benefit Plans.

Defined Benefit Plan Termination

We have merged our frozen defined benefit pension plans into a single plan (the “Frozen Defined Benefit Plan”) and are proceeding with terminating the plan. Pursuant to the termination, the distribution of plan assets is anticipated to be completed in the second half of 2020. Participants of the Frozen Defined Benefit Plan can elect to receive their accrued benefit either in the form of a lump sum payment or an annuity contract that we purchase from an insurance company. The plan termination in 2020 is expected to result in plan settlement charges in an amount that will be determined based on market conditions when the distributions are made. As such, we are currently unable to reasonably estimate the timing or amount of the settlement charges. The Frozen Defined Benefit Plan had a projected benefit obligation of $49.8 million, plan assets with a fair value of $47.8 million and an accumulated comprehensive loss of $16.3 million as of December 31, 2019.

Plan Assets and Investment Policy

The weighted-average asset allocations of our Defined Benefit Plans by asset category are as follows:

	December 31,
	2019	2018
Plan Assets
Equity securities	33%	51%
Debt securities	60%	45%
Cash and cash equivalents	7%	4%
Total	100%	100%

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. Pursuant to the termination of the Frozen Defined Benefit Plan, 100% of the investments held by the Frozen Defined Plan were comprised of debt securities and cash and cash equivalents. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long-term within reasonable and prudent levels of risk. We establish our estimated long-term return on plan assets assumption considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

The fair value measurements of our Defined Benefit Plan assets fall within the following levels of the fair value hierarchy as of December 31, 2019 and 2018:

	Level 1		Level 2	Level 3	Total
	(in millions)
December 31, 2019:
Common stock(1)		$25.1	$—	$—	$25.1
U.S. government, state and agency		—	9.3	—	9.3
Corporate debt securities(2)		—	3.6	—	3.6
Mutual funds(3)		59.4	—	—	59.4
Interest and non-interest bearing cash		7.3	—	—	7.3
Total investments in the fair value hierarchy		91.8	12.9	—	104.7
Investments measured at net asset value ("NAV")(4)					2.4
Total investments at fair value		$91.8	$12.9	$—	$107.1

December 31, 2018:
Common stock(1)		$27.5	$—	$—	$27.5
U.S. government, state and agency		—	11.6	—	11.6
Corporate debt securities(2)		—	17.3	—	17.3
Mutual funds(3)		32.2	—	—	32.2
Interest and non-interest bearing cash		3.6	—	—	3.6
Total investments in the fair value hierarchy		63.3	28.9	—	92.2
Investments measured at net asset value ("NAV")(4)	`				2.7
Total investments at fair value		$63.3	$28.9	$—	$94.9
(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

(2)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

(3)	Level 1 assets are comprised of exchange traded funds, money market funds, and stock and bond funds. These assets are valued at closing price for exchange traded funds and NAV for open-end and closed-end mutual funds.

(4)	Certain investments, including common collective trusts, are measured at fair value using the NAV practical expedient. The fair value of these investments are excluded from the fair value hierarchy and are presented in the tables above to permit reconciliation of the investments classified within the fair value hierarchy to the total investments at fair value.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Summary Disclosures—SERPs and Defined Benefit Plans

The following is a summary of benefit payments under the SERPs and Defined Benefit Plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plans
	(in millions)
2020	$17.5	$52.0
2021	1.1	2.1
2022	10.6	2.3
2023	1.0	2.5
2024	1.0	2.7
2025-2029	4.2	16.0

Supplemental Bonus Plan

In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. As of December 31, 2019, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 64,362 shares of Reliance common stock with a fair value of $7.7 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The expense (income) from mark to market adjustments to this obligation in each of the years ended December 31, 2019, 2018 and 2017 amounted to $3.3 million, ($0.8) million and $0.6 million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Master Plan	$22.7	$28.1	$25.0
Other defined contribution plans	9.6	9.4	9.0
ESOP	—	1.9	1.8
Reliance Deferred Compensation Plan	5.0	0.9	0.9
SERPs	3.3	2.9	6.5
Defined Benefit Plans	1.5	1.8	2.7
	$42.1	$45.0	$45.9

Note 14. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for 60 consecutive years. Our Board of Directors increased the quarterly dividend to $0.45 per share from $0.425 in February 2017, increased it to $0.50 in February 2018,

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

increased it to $0.55 per share in February 2019 and increased it again in February 2020 to $0.625 per share. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of December 31, 2019, we had remaining authorization under the plan to purchase approximately 6.4 million shares, or approximately 10% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 and Rule 10b-18 under the Securities Act of 1934, as amended. During 2019, we repurchased approximately 0.6 million shares of our common stock at an average cost of $84.33 per share, for a total of $50.0 million. During 2018, we repurchased approximately 6.1 million shares of our common stock at an average cost of $79.94 per share, for a total of $484.9 million. During 2017, we repurchased approximately 0.3 million shares of our common stock at an average cost of $74.27 per share, for a total of $25.0 million. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

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

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2019	$(76.8)	$(25.9)	$(102.7)
Current-year change	12.4	(14.8)	(2.4)
Balance as of December 31, 2019	$(64.4)	$(40.7)	$(105.1)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $7.9 million and $6.5 million as of December 31, 2019 and December 31, 2018, respectively. Income tax effects are released from accumulated other comprehensive loss as obligations of the Defined Benefit Plans and SERPs are settled.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 15. Other (Income) Expense, net

Significant components of Other (income) expense, net are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Investment income from life insurance policies	$(74.3)	$(67.4)	$(66.4)
Interest expense on life insurance policy loans	73.9	70.1	66.5
Life insurance policy cost of insurance	12.8	12.1	11.5
Income from life insurance policy redemptions	(7.8)	(10.3)	(8.5)
Foreign currency transaction losses (gains)	4.1	(0.6)	4.9
Net periodic benefit cost — components other than service cost	2.3	2.1	6.9
Other, net	(11.8)	(5.3)	(10.2)
	$(0.8)	$0.7	$4.7

Note 16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2019, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $78.2 million, with amounts in 2020, 2021 and thereafter being $42.1 million, $34.4 million and $1.7 million, respectively.

Collective Bargaining Agreements

As of December 31, 2019, approximately 11%, or 1,690, of our total employees are covered by 62 collective bargaining agreements at 52 of our different locations, which expire at various times over the next six years. Approximately 400 of our employees are covered by 18 different collective bargaining agreements that will expire during 2020.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Legal Matters

From time to time, we are named as a defendant in legal actions. Generally, these actions arise in the ordinary course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We expect that these matters will be resolved without having a material adverse impact on our consolidated financial condition, results of operations or cash flows. We maintain general liability insurance against risks arising in the ordinary course of business.

Note 17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except share amounts which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$701.5	$633.7	$613.4
Denominator:
Weighted average shares outstanding	66,885	71,621	72,851
Dilutive effect of stock-based awards	970	820	688
Weighted average diluted shares outstanding	67,855	72,441	73,539

Earnings per share attributable to Reliance stockholders:
Diluted	$10.34	$8.75	$8.34
Basic	$10.49	$8.85	$8.42

Potentially dilutive securities whose effect would have been antidilutive were not significant for all years presented.

Note 18. Segment Information

We have one reportable segment – metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, gross sales were comprised of the following in each of the three years ended December 31:

	2019	2018	2017
Carbon steel	52%	53%	52%
Aluminum	19%	19%	19%
Stainless steel	14%	14%	14%
Alloy	6%	6%	6%
Toll processing and logistics	4%	4%	4%
Other	5%	4%	5%
Total	100%	100%	100%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total
	(in millions)
Year Ended December 31, 2019:
Net sales	$10,099.2	$874.6	$10,973.8
Long-lived assets	4,776.7	344.2	5,120.9
Year Ended December 31, 2018:
Net sales	10,638.4	896.1	11,534.5
Long-lived assets	4,431.8	328.1	4,759.9
Year Ended December 31, 2017:
Net sales	8,847.3	873.7	9,721.0
Long-lived assets	4,353.7	346.0	4,699.7

Note 19. Impairment and Restructuring Charges

The impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Property, plant and equipment	$1.2	$3.8	$4.2
Intangible assets, net	—	33.2	—
Total impairment charges	1.2	37.0	4.2
Restructuring––cost of sales	—	—	(0.2)
Restructuring––warehouse, delivery, selling, general and administrative expense	—	2.5	0.1
Total impairment and restructuring charges	$1.2	$39.5	$4.1

The 2018 charges mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain products we sell.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2019

Note 20. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2019 and 2018:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in millions, except per share amounts)
2019:
Net sales	$2,447.8	$2,685.9	$2,883.5	$2,956.6
Cost of sales	1,653.6	1,871.2	2,029.9	2,089.7
Gross profit(1)	794.2	814.7	853.6	866.9
Net income	166.3	163.9	184.3	191.6
Net income attributable to Reliance	165.6	162.7	183.1	190.1
Earnings per share attributable to Reliance stockholders:
Diluted	2.44	2.40	2.69	2.80
Basic	2.48	2.44	2.73	2.83

2018:
Net sales	$2,814.0	$2,974.5	$2,988.9	$2,757.1
Cost of sales	2,104.2	2,140.2	2,071.4	1,937.2
Gross profit(1)	709.8	834.3	917.5	819.9
Net income	87.3	150.3	233.1	171.1
Net income attributable to Reliance	85.6	148.3	230.8	169.0
Earnings per share attributable to Reliance stockholders:
Diluted	1.22	2.03	3.16	2.30
Basic	1.23	2.06	3.19	2.32
(1)	Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the years shown elsewhere in this Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2017
Allowance for doubtful accounts	$15.3	$6.7	$6.5	$—	$15.5
Year Ended December 31, 2018
Allowance for doubtful accounts	$15.5	$7.4	$4.4	$0.3	$18.8
Year Ended December 31, 2019
Allowance for doubtful accounts	$18.8	$3.4	$4.4	$—	$17.8
(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance Steel & Aluminum Co.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance Steel & Aluminum Co. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2020

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The narrative and tabular information included under the captions “Management,” and “Delinquent Section 16(a) Report” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 (the “Proxy Statement”) are incorporated herein by reference.

Item 11.  Executive Compensation

The narrative and tabular information, including footnotes thereto, included under the captions “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The narrative and tabular information, including footnotes thereto, included under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The narrative information included under the captions “Related Person Transactions and Indemnification” and “Board of Directors and Corporate Governance” of the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The narrative and tabular information included under the caption “Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)Financial Statements (included in Item 8).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Quarterly Financial Information (Unaudited)

(2)Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(3)Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Registrant’s Amended and Restated Bylaws.	8-K	3.2	6/1/2015
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.	8-K	3.1	2/16/2016
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.
10.01†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
10.02†	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.	8-K	10.06	12/31/1996
10.03†	Registrant’s Amended and Restated Directors Stock Option Plan.	DEF 14A	Appendix A	5/18/2005
10.04†	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan.	S-8	4.1	8/4/2006
10.05†	Form of Incentive/Non-Qualified Stock Option Agreement.	S-8	4.2	8/4/2006
10.06†	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.07†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.08†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.09†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	5/18/2011
10.10†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.11†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.12	Credit Agreement dated as of September 30, 2016 by and among Registrant, Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, and the other lenders party thereto.	8-K	10.1	10/4/2016
10.13	Registrant’s Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/27/2015
21*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith. † Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

RELIANCE STEEL & ALUMINUM CO.
By:	/s/ James D. Hoffman
James D. Hoffman
President and Chief Executive Officer

POWER OF ATTORNEY

The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint James D. Hoffman and Karla R. Lewis, or either of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 27, 2020
Mark V. Kaminski

/s/ James D. Hoffman	President and Chief Executive Officer (Principal Executive Officer); Director	February 27, 2020
James D. Hoffman

/s/ Karla R. Lewis	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Karla R. Lewis

/s/ Arthur Ajemyan	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2020
Arthur Ajemyan

/s/ Sarah J. Anderson	Director	February 27, 2020
Sarah J. Anderson

/s/ Lisa Baldwin	Director	February 27, 2020
Lisa Baldwin

/s/ Karen W. Colonias	Director	February 27, 2020
Karen W. Colonias

/s/ John G. Figueroa	Director	February 27, 2020
John G. Figueroa

/s/ David H. Hannah	Director	February 27, 2020
David H. Hannah

/s/ Robert A. McEvoy	Director	February 27, 2020
Robert A. McEvoy

/s/ Andrew G. Sharkey, III	Director	February 27, 2020
Andrew G. Sharkey, III

/s/ Douglas W. Stotlar	Director	February 27, 2020
Douglas W. Stotlar