Form 10-Q
period 2020-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2020-05-01
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, 63,640,761 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	March 31,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$172.1	$174.3
Accounts receivable, less allowance for doubtful accounts of $20.6 at March 31, 2020 and $17.8 at December 31, 2019	1,216.1	1,067.8
Inventories	1,630.0	1,645.7
Prepaid expenses and other current assets	68.2	85.2
Income taxes receivable	—	37.2
Total current assets	3,086.4	3,010.2
Property, plant and equipment:
Land	239.5	239.8
Buildings	1,211.5	1,195.1
Machinery and equipment	2,062.5	2,044.4
Accumulated depreciation	(1,721.8)	(1,684.1)
Property, plant and equipment, net	1,791.7	1,795.2

Operating lease right-of-use assets	201.5	201.5
Goodwill	1,998.8	2,003.8
Intangible assets, net	928.0	1,031.1
Cash surrender value of life insurance policies, net	35.2	42.7
Other assets	43.9	46.6
Total assets	$8,085.5	$8,131.1

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$347.0	$275.0
Accrued expenses	85.8	67.4
Accrued compensation and retirement costs	127.9	172.1
Accrued insurance costs	46.5	43.4
Current maturities of long-term debt and short-term borrowings	64.8	64.9
Current maturities of operating lease liabilities	52.4	52.5
Income taxes payable	11.2	—
Total current liabilities	735.6	675.3
Long-term debt	1,772.3	1,523.6
Operating lease liabilities	149.7	149.5
Long-term retirement costs	81.2	87.0
Other long-term liabilities	12.6	12.3
Deferred income taxes	434.8	469.3
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 63,641 at March 31, 2020 and 66,854 at December 31, 2019	0.1	122.2
Retained earnings	5,028.6	5,189.5
Accumulated other comprehensive loss	(136.5)	(105.1)
Total Reliance stockholders’ equity	4,892.2	5,206.6
Noncontrolling interests	7.1	7.5
Total equity	4,899.3	5,214.1
Total liabilities and equity	$8,085.5	$8,131.1

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$2,572.9	$2,956.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,792.2	2,089.7
Warehouse, delivery, selling, general and administrative	522.7	532.1
Depreciation and amortization	57.0	54.0
Impairment of long-lived assets	97.7	—
	2,469.6	2,675.8

Operating income	103.3	280.8

Other expense:
Interest expense	16.9	24.2
Other expense, net	3.3	1.1
Income before income taxes	83.1	255.5
Income tax provision	20.2	63.9
Net income	62.9	191.6
Less: Net income attributable to noncontrolling interests	1.2	1.5
Net income attributable to Reliance	$61.7	$190.1

Earnings per share attributable to Reliance stockholders:
Diluted	$0.92	$2.80
Basic	$0.93	$2.83

Shares used in computing earnings per share:
Diluted	67,248	67,926
Basic	66,337	67,127

Cash dividends per share	$0.625	$0.55

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Net income	$62.9	$191.6
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(31.4)	6.8
Total other comprehensive (loss) income	(31.4)	6.8
Comprehensive income	31.5	198.4
Less: Comprehensive income attributable to noncontrolling interests	1.2	1.5
Comprehensive income attributable to Reliance	$30.3	$196.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2019	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5
Net income	—	—	190.1	—	1.5	191.6
Other comprehensive income	—	—	—	6.8	—	6.8
Stock-based compensation, net	333	(1.3)	—	—	—	(1.3)
Stock options exercised	20	0.8	—	—	—	0.8
Cash dividends — $0.55 per share and dividend equivalents	—	—	(38.2)	—	—	(38.2)
Balance at March 31, 2019	67,235	$135.9	$4,789.8	$(95.9)	$9.4	$4,839.2

Balance at January 1, 2020	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1
Net income	—	—	61.7	—	1.2	62.9
Other comprehensive loss	—	—	—	(31.4)	—	(31.4)
Noncontrolling interest purchased	—	(6.9)	—	—	(1.1)	(8.0)
Dividend to noncontrolling interest holder	—	—	—	—	(0.5)	(0.5)
Stock-based compensation, net	111	3.8	—	—	—	3.8
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,330)	(119.3)	(180.7)	—	—	(300.0)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.9)	—	—	(41.9)
Balance at March 31, 2020	63,641	$0.1	$5,028.6	$(136.5)	$7.1	$4,899.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$62.9	$191.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57.0	54.0
Impairment of long-lived assets	97.7	—
Provision for uncollectible accounts	3.8	1.7
Deferred income tax benefit	(33.5)	(0.1)
Stock-based compensation expense	8.9	8.2
Other	9.7	1.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(155.8)	(180.7)
Inventories	12.4	(119.0)
Prepaid expenses and other assets	68.3	41.2
Accounts payable and other liabilities	39.4	118.6
Net cash provided by operating activities	170.8	117.2

Investing activities:
Purchases of property, plant and equipment	(55.5)	(53.0)
Other	0.5	4.3
Net cash used in investing activities	(55.0)	(48.7)

Financing activities:
Proceeds from long-term debt borrowings	667.0	374.0
Principal payments on long-term debt	(419.0)	(391.0)
Dividends and dividend equivalents paid	(41.9)	(39.6)
Share repurchases	(300.0)	—
Noncontrolling interest purchased	(8.0)	—
Other	(5.5)	(8.8)
Net cash used in financing activities	(107.4)	(65.4)
Effect of exchange rate changes on cash and cash equivalents	(10.6)	2.3
(Decrease) increase in cash and cash equivalents	(2.2)	5.4
Cash and cash equivalents at beginning of year	174.3	128.2
Cash and cash equivalents at end of period	$172.1	$133.6

Supplemental cash flow information:
Interest paid during the period	$6.0	$13.6
Income taxes paid during the period, net	$5.2	$7.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the first quarter of 2020 are not necessarily indicative of the results for the full year ending December 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. During the first quarter of 2020, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company, which increased our ownership from 51% to 100%. See Note 9—“Equity” for further discussion of our noncontrolling interest transaction. Our investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

Note 2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Financial Instruments – Credit Losses—In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changes how entities account for credit losses for most financial assets, including the allowance for doubtful accounts for trade receivables, and certain other instruments that are not measured at fair value through net income. The new guidance replaces the current incurred loss model with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset. We adopted the new standard on January 1, 2020. The adoption of this accounting change did not have a material impact on our consolidated financial statements.

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

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. The Company expects to adopt this guidance for any contracts that are modified as a result of reference rate reform. We are continuing to evaluate which contracts may be impacted by reference rate reform, but believe our use of these accounting changes will not have a material impact on our consolidated financial statements.

Note 3. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes and value-added taxes collected from customers are excluded from our reported net sales.

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Carbon steel	$1,316.2	$1,593.6
Aluminum	512.2	565.8
Stainless steel	404.9	406.5
Alloy	151.4	184.3
Toll processing and logistics	112.5	111.7
Other and eliminations	75.7	94.7
Total	$2,572.9	$2,956.6

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2020	$2,003.8
Purchase price allocation adjustments	0.6
Foreign currency translation loss	(5.6)
Balance at March 31, 2020	$1,998.8

We had no accumulated impairment losses related to goodwill at March 31, 2020.

The purchase price allocation for our 2019 acquisition of Fry Steel Company is pending the completion of purchase price adjustments, based on tangible and intangible asset valuations, and the completion of pre-acquisition period tax returns.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2020		December 31, 2019
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization
		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.4)	$0.7	$(0.4)
Customer lists/relationships	15.5	680.2	(445.4)	710.1	(438.1)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.2	1.0	(0.9)	1.1	(0.9)
		690.0	(454.8)	720.0	(447.5)
Intangible assets not subject to amortization:
Trade names		692.8	—	758.6	—
		$1,382.8	$(454.8)	$1,478.6	$(447.5)

Amortization expense for intangible assets was $10.8 million for the first quarters of 2020 and 2019. Foreign currency translation losses related to intangible assets, net, were $3.5 million in the first quarter of 2020 compared to foreign currency translation gains of $1.2 million in the first quarter of 2019.

In the first quarter of 2020, we recognized impairment losses of $64.1 million on our trade name and $24.7 million on our customer lists/relationships intangible assets related to certain of our energy-related businesses. See Note 12—“Impairment and Restructuring Charge” for further discussion of our impairment losses.

The following is a summary of estimated future amortization expense for the remaining nine months of 2020 and each of the succeeding five years:

(in millions)
2020 (remaining nine months)	$26.4
2021	34.7
2022	34.0
2023	29.7
2024	26.2

Note 6. Debt

Debt consisted of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Unsecured revolving credit facility due September 30, 2021	$631.0	$368.0
Unsecured term loan due from June 30, 2020 to September 30, 2021	450.0	465.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.2	13.3
Total	1,844.2	1,596.3
Less: unamortized discount and debt issuance costs	(7.1)	(7.8)
Less: amounts due within one year and short-term borrowings	(64.8)	(64.9)
Total long-term debt	$1,772.3	$1,523.6

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings under the Credit Agreement at March 31, 2020 was at variable rates based on LIBOR plus 1.00% or the bank prime rate and we pay a commitment fee at an annual rate of 0.125% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 2.14% and 3.69% as of March 31, 2020 and December 31, 2019, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 1.99% and 2.80% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we had $631.0 million of outstanding borrowings, $37.5 million of letters of credit issued and $831.5 million available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

A revolving credit facility with a credit limit of $7.7 million is in place for an operation in Asia with an outstanding balance of $4.2 million and $4.3 million as of March 31, 2020 and December 31, 2019, respectively.

Various industrial revenue bonds had combined outstanding balances of $9.0 million as of March 31, 2020 and December 31, 2019, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at March 31, 2020.

Note 7.  Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office buildings, including our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2031 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases. Information regarding our insignificant finance leases is not included as it is not meaningful to an understanding of our lease obligations.

The following is a summary of our lease cost:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Operating lease cost	$21.1	$20.8

Supplemental cash flow and balance sheet information is presented below:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Supplemental cash flow information
Cash payments for operating leases	$21.2	$20.2
Right-of-use assets obtained in exchange for operating lease obligations	$14.5	$11.7

	March 31,	December 31,
	2020	2019
Other lease information
Weighted average remaining lease term—operating leases	5.5 years	5.6 years
Weighted average discount rate—operating leases	4.2%	4.3%

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

(in millions)
2020 (remaining nine months)	$45.1
2021	50.4
2022	39.0
2023	30.0
2024	23.1
Thereafter	41.9
Total operating lease payments	229.5
Less: imputed interest	(27.4)
Total operating lease liabilities	$202.1

Note 8.  Income Taxes

Our effective income tax rates for the first quarters of 2020 and 2019 were 24.3% and 25.0%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s share of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business.

Note 9. Equity

Dividends

On April 21, 2020, our Board of Directors declared the 2020 second quarter cash dividend of $0.625 per share of common stock, payable on June 12, 2020 to stockholders of record as of May 29, 2020.

During the first quarters of 2020 and 2019, we declared and paid quarterly dividends of $0.625 and $0.55 per share, or $41.0 million and $37.0 million in total, respectively. In addition, we paid $0.9 million and $2.6 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the first quarters of 2020 and 2019, respectively.

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

In the first quarters of 2020 and 2019, we made payments of $5.1 million and $9.5 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of March 31, 2020 and changes during the quarter then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2020	859,005	$86.40
Granted(1)	540,547	82.81
Vested	(721)	84.54
Cancelled or forfeited	(3,964)	85.79
Unvested at March 31, 2020	1,394,867	$85.01
Shares reserved for future grants (all plans)	494,905
(1)	Comprised of 330,144 service-based RSUs and 210,403 performance-based RSUs granted in March 2020 with a fair value of $82.81 per RSU. The service-based RSUs cliff vest on December 1, 2022 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2022.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of March 31, 2020, we had authorization under the plan to repurchase approximately 3.1 million shares, or about 5% of our current outstanding shares. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. During the first quarter of 2020, we repurchased approximately 3.3 million shares at an average cost of $90.09, for a total of $300.0 million. There were no share repurchases in the first quarter of 2019.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
	(in millions)
Balance as of January 1, 2020	$(64.4)	$(40.7)	$(105.1)
Current-period change	(31.4)	—	(31.4)
Balance as of March 31, 2020	$(95.8)	$(40.7)	$(136.5)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $7.9 million as of March 31, 2020 and December 31, 2019. Income tax effects are released from accumulated other comprehensive loss as defined benefit plan and supplemental executive retirement plan obligations are settled.

Noncontrolling Interest Transaction

On March 31, 2020, through our wholly owned subsidiary, Feralloy Corporation, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company (“FPC”), a toll processor in Portage, Indiana. The increase in our ownership from 51% to 100% was accounted for as an equity transaction. The difference between the $8.0 million consideration paid for the noncontrolling interest with a carrying amount of $1.1 million was recognized as a decrease in total Reliance stockholders’ equity.

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$61.7	$190.1
Denominator:
Weighted average shares outstanding	66,337	67,127
Dilutive effect of stock-based awards	911	799
Weighted average diluted shares outstanding	67,248	67,926

Earnings per share attributable to Reliance stockholders:
Diluted	$0.92	$2.80
Basic	$0.93	$2.83

The computations of earnings per share for the first quarters of 2020 and 2019 do not include 701,053 and 682,660 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

Note 12.  Impairment and Restructuring Charge

We recorded an impairment and restructuring charge of $137.5 million in the first quarter of 2020. The recent significant decline in crude oil prices that is expected to result in reduced drilling activity and decreased demand for the products we sell informed our decision to close three of our energy-related businesses and reduce our long-term outlook for our businesses servicing the energy market.

The impairment and restructuring charge consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Intangible assets, net	$88.8	$—
Property, plant and equipment	8.7	—
Operating lease right-of-use assets	0.2	—
Total impairment charge	97.7	—
Restructuring––cost of sales	39.8	—
Total impairment and restructuring charge	$137.5	$—

The property, plant and equipment and restructuring – cost of sales charges relate to the planned closure of certain locations where we anticipate losses on the disposition of certain real property, machinery and equipment and inventories. The measurement of the intangible assets at fair value was determined using discounted cash flow techniques. The use of discounted cash flow models requires significant judgement and requires the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflect the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and gas industry based on the best information available in the circumstances.

Note 13. Subsequent Event

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this, and although operations have not been materially affected by the COVID-19 outbreak as of and for the three months ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry, our end markets, our business strategies and our expectations concerning future demand and our results of operations, margins, profitability, impairment and restructuring charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring or cash-preservation initiatives, as well as developments beyond our control, including, but not limited to, the impact of the novel strain of coronavirus ("COVID-19") outbreak and changes in worldwide and U.S. economic conditions that materially impact our customers and the demand for our products and services. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of COVID-19 or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A “Risk Factors,” and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC.

Overview

We delivered solid financial results with healthy demand levels through most of the first quarter of 2020 offset by downward pricing pressure mainly attributable to uncertainty regarding COVID-19.

Certain key financial results for the first quarter of 2020 included:

●	Net sales of $2.57 billion, down $383.7 million, or 13.0%, from $2.96 billion in the first quarter of 2019;

●	Gross profit of $780.7 million, down $86.2 million, or 9.9%, from gross profit of $866.9 million in the first quarter of 2019. Gross profit included a $39.8 million restructuring charge that decreased our gross profit margin by 160 basis points;

●	Gross profit margin of 30.3% (or 31.9%, excluding the impact of a $39.8 million restructuring charge) compared to 29.3% in the first quarter of 2019;

●	Pretax income of $83.1 million, down $172.4 million, or 67.5%, from $255.5 million in the first quarter of 2019. Pretax income included a $137.5 million impairment and restructuring charge that decreased pretax income margin by 540 basis points; and

●	Earnings per diluted share of $0.92 for the first quarter of 2020, down $1.88, or 67.1%, from $2.80 in the first quarter of 2019. The impairment and restructuring charge noted above decreased earnings per diluted share by $1.53.

Our same-store tons sold decreased 2.3% and our average selling price per ton sold decreased 11.8% in the first quarter of 2020 compared to the first quarter of 2019. The decline in our average selling price per ton sold was mainly due to carbon steel pricing that has trended lower over the past four quarters. Our investments in value-added processing equipment during the past several years and focus on specialty products supported our strong gross profit margin of 30.3% (or 31.9%, excluding the impact of a $39.8 million restructuring charge) in the first quarter of 2020.

As of March 31, 2020, our net debt-to-total capital ratio was 25.4%, up from 21.4% as of December 31, 2019, but below our historical range of 30% to 40%. As of March 31, 2020, we had ample liquidity with $831.5 million available for borrowing on our revolving credit facility and $172.1 million in cash and cash equivalents.

Due to the spread of COVID-19, many government orders were issued to curb non-essential businesses beginning in the US in mid-March. As a result, certain of our customers closed. However, most of our locations continue to operate to support our customers albeit at reduced levels as essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance. Our toll processing operations servicing the automotive market experienced significant declines in mid to late March as many auto manufacturers and steel and aluminum mills suddenly closed. We took decisive, immediate action, by reducing the workforce at our largest U.S. tolling operations by about 50%. Demand in the non-residential end market, our largest, remained solid through most of the first quarter. However, we have begun to see some second quarter projects being deferred. Demand for the products we sell to the aerospace market remained relatively steady through the first quarter, with strength noted in our sales to the defense portion of this market. We expect activity for commercial aerospace to decline beginning in the second quarter as the direct result of COVID-19 and are uncertain as to the long-term impact.

We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.

In addition, changes in drilling technology and increased global oil production led to significantly lower crude oil prices in the first quarter of 2020. As a result, we made a decision to close three of our energy-related businesses and reduced our long-term outlook for certain of our remaining energy-related businesses, resulting in an impairment and restructuring charge of $137.5 million.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, when-needed delivery and significant value-added processing capabilities along with our wide geographic footprint will enable us to persevere during these difficult and uncertain times. We believe that these business model characteristics combined with pricing discipline and our strategy of concentrating on higher margin business differentiate us from our peers and will continue to allow us to achieve industry-leading results.

In addition to ensuring the health, safety and well-being of our employees during this challenging time, with the significant uncertainty that currently exists, we have adjusted our capital allocation priorities to focus on cash preservation, including rightsizing our inventory and pausing non-essential capital expenditures. Due to the significant uncertainty that remains regarding the duration of the COVID-19 pandemic, we have reduced our 2020 capital expenditure budget from approximately $250 million to approximately $190 million. Nevertheless, we remain committed to concurrently making investments that support the long-term growth and sustainability of our company as well as continuing to provide returns to our stockholders. We believe our sources of liquidity and access to capital markets will continue to be adequate for the foreseeable future to maintain operations, finance strategic initiatives, pay dividends, and execute opportunistic purchases under our share repurchase program.

For more information, please see Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Acquisitions

2020 Acquisition

On March 31, 2020, through our wholly owned subsidiary, Feralloy Corporation, we purchased the remaining 49% noncontrolling interest of joint venture partnership Feralloy Processing Company (“FPC”), a toll processor in Portage, Indiana, that increased our ownership from 51% to 100%. We have consolidated the results of FPC since August 1, 2008, when we acquired PNA Group Holding Corporation and its subsidiaries. The difference between the $8.0 million consideration paid for the noncontrolling interest with a carrying amount of $1.1 million was recognized as a decrease in total Reliance stockholders’ equity.

We funded our 2020 acquisition of FPC with borrowings on our revolving credit facility and cash on hand.

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel specializes in the cutting of various bar products including stainless, alloy, aluminum, carbon, brass and bronze. Sales of Fry Steel were $25.5 million in the first quarter of 2020.

We funded our 2019 acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

Results of Operations

The following table sets forth certain income statement data for the first quarters of 2020 and 2019 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2020		2019
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$2,572.9	100.0%	$2,956.6	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	1,792.2	69.7	2,089.7	70.7
Gross profit(2)	780.7	30.3	866.9	29.3
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	522.7	20.3	532.1	18.0
Depreciation expense	46.2	1.8	43.2	1.5
Amortization expense	10.8	0.4	10.8	0.4
Impairment of long-lived assets	97.7	3.8	—	—
Operating income	$103.3	4.0%	$280.8	9.5%
(1)	Cost of sales in the first quarter of 2020 included a $39.8 million inventory provision relating to the planned closure of certain energy-related operations.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Sales

	Three Months Ended March 31,		Dollar	Percentage
	2020	2019	Change	Change
	(dollars in millions)
Net sales	$2,572.9	$2,956.6	$(383.7)	(13.0)%
Net sales, same-store	$2,547.4	$2,956.6	$(409.2)	(13.8)%

	Three Months Ended March 31,		Tons	Percentage
	2020	2019	Change	Change
	(tons in thousands)
Tons sold	1,468.8	1,502.0	(33.2)	(2.2)%
Tons sold, same-store	1,466.8	1,502.0	(35.2)	(2.3)%

	Three Months Ended March 31,		Price	Percentage
	2020	2019	Change	Change
Average selling price per ton sold	$1,742	$1,958	$(216)	(11.0)%
Average selling price per ton sold, same-store	$1,727	$1,958	$(231)	(11.8)%

Same-store amounts exclude the results of our acquisition completed in 2019.

Our net sales were lower in the first quarter of 2020 compared to the first quarter of 2019 due to a lower average selling price per ton sold and lower tons sold.

Demand in non-residential construction (including infrastructure), our largest end market served, remained solid for most of the first quarter of 2020 before slowing in late March. Demand in the automotive end market (which we serve primarily through our toll processing operations in the U.S. and Mexico) was strong until mid-March when demand declined as many automotive OEM and steel and aluminum mills suspended operations. The aerospace end market remained steady during the first quarter of 2020, but is expected to be challenged in future quarters. Demand in heavy industry was steady in the first half of the first quarter of 2020, but both agricultural and construction equipment spending declined significantly in the last month of the quarter. Demand for the products we sell to the energy (oil and natural gas) end market continued to decline throughout the quarter from already low levels. We expect the aforementioned end market trends to continue until COVID-19 restrictions are lifted and economic conditions improve. Our tons sold have trended significantly lower, declining about 20% in the first two-and-a-half weeks in April of 2020 compared to the same period of March 2020; a trend that may continue, get worse or get better.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

The first quarter of 2020 same-store average selling price per ton sold decreased 11.8%, mainly due to mill price decreases on many of the carbon steel products we sell. Our same-store average selling price per ton sold has declined sequentially for the past five quarters. As carbon steel sales represent approximately 50% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold
	(percentage change)
Carbon steel	(16.4)%	(16.5)%
Aluminum	(5.8)%	(5.8)%
Stainless steel	(1.0)%	(3.3)%
Alloy	(0.4)%	(4.4)%

Cost of Sales

	Three Months Ended
	March 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Cost of sales	$1,792.2	69.7%	$2,089.7	70.7%	$(297.5)	(14.2)%

The decrease in cost of sales in the first quarter of 2020 compared to the first quarter of 2019 is mainly due to a lower average cost per ton sold and lower tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in the first quarter of 2020 included a $39.8 million inventory provision relating to the planned closure of certain energy-related operations. See Note 12 — “Impairment and Restructuring Charge” of our Unaudited Consolidated Financial Statements for further information on our 2020 restructuring charge.

In addition, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or income, of $20.0 million in the first quarter of 2020 compared to a credit, or income, of $12.5 million in the first quarter of 2019. At March 31, 2020, our LIFO reserve balance was $117.6 million.

Gross Profit

	Three Months Ended
	March 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Gross profit	$780.7	30.3%	$866.9	29.3%	$(86.2)	(9.9)%

Our strong gross profit margin continues to benefit from the increases in the percentage of our orders that include value-added processing in recent years that is supported by our ongoing investments in processing equipment. The $39.8 million inventory provision in the first quarter of 2020 reduced our gross profit margin by 160 basis points. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Three Months Ended
	March 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
S,G&A expense	$522.7	20.3%	$532.1	18.0%	$(9.4)	(1.8)%
S,G&A expense, same-store	$516.8	20.3%	$532.1	18.0%	$(15.3)	(2.9)%
Depreciation & amortization expense	$57.0	2.2%	$54.0	1.8%	$3.0	5.6%
Impairment of long-lived assets	$97.7	3.8%	$—	—%	$97.7	*

* Not meaningful.

Same-store amounts exclude the results of our acquisition completed in 2019.

Our same-store S,G&A expense was lower in the first quarter of 2020 compared to the first quarter of 2019 due to decreases in incentive compensation related to lower profitability levels and due to certain warehouse and delivery expenses that were lower due to our lower tons sold that offset the impact of general inflation, including wage increases.

Our S,G&A expense as a percentage of sales increased in the first quarter of 2020 compared to the first quarter of 2019, mainly due to our lower sales levels.

In the first quarter of 2020, we recorded a $64.1 million impairment charge on our intangibles with indefinite lives and a $33.6 million impairment charge on our long-lived assets. The impairment charge related to our decision to close three of our energy-related operations and our reduced long-term outlook for the energy market. See Note 12 — “Impairment and Restructuring Charge” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment charge.

Operating Income

	Three Months Ended
	March 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Operating income	$103.3	4.0%	$280.8	9.5%	$(177.5)	(63.2)%

Our operating income was lower in the first quarter of 2020 compared to the first quarter of 2019 mainly due to a $137.5 million impairment and restructuring charge. Excluding the non-recurring impairment and restructuring charge, our operating income declined $40.0 million, or 14.2%, and was mainly due to our lower sales levels partially offset by a higher gross profit margin. In addition, excluding the non-recurring impairment and restructuring charge, which reduced our first quarter of 2020 operating margin by 540 basis points, our operating income margin for the first quarter of 2020 was only 10 basis points lower than our first quarter of 2019 operating income margin. See Note 12 — “Impairment and Restructuring Charge” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charge. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense

	Three Months Ended
	March 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Interest expense	$16.9	0.7%	$24.2	0.8%	$(7.3)	(30.2)%
Other expense, net	$3.3	0.1%	$1.1	—%	$2.2	200.0%

Interest expense was lower in the first quarter of 2020 due to lower interest rates on decreased borrowing levels on our revolving credit facility. See Note 6 — “Debt” of our Unaudited Consolidated Financial Statements for further information on the interest rates on our borrowings.

Income Tax Rate

Our effective income tax rates for the first quarters of 2020 and 2019 were 24.3% and 25.0%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s share of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business.

Net Income

	Three Months Ended
	March 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change
	(dollars in millions)
Net income attributable to Reliance	$61.7	2.4%	$190.1	6.4%	$(128.4)	(67.5)%

The decrease in our net income in the first quarter of 2020 compared to the first quarter of 2019 was mainly due to a $137.5 million impairment and restructuring charge and lower gross profit from our lower sales levels. Our net income margin in the first quarter of 2020, excluding the impact of the impairment and restructuring charge, was 6.4%, consistent with the first quarter of 2019.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $170.8 million in the first quarter of 2020 increased $53.6 million, or 45.7%, from $117.2 million in the first quarter of 2019. Our increased operating cash flow was mainly due to decreased working capital investment (primarily accounts receivable and inventory less accounts payable) in the first quarter of 2020. Our inventory tons on hand at the end of the first quarter of 2020 were relatively flat compared to December 31, 2019, due to effective inventory management. Conversely, in the first quarter of 2019 we increased our inventory tons on hand due to an expectation of a more favorable demand environment that did not materialize. Accordingly, we focused on reducing inventory levels through the remainder of 2019 to rightsize our inventory. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2020 and 2019, our days sales outstanding rate was 42.4 days and 42.1 days, respectively. Our inventory turn rate (based on tons) during the first quarter of 2020 was 4.8 times (or 2.5 months on hand), compared to 4.2 times (or 2.9 months on hand) in the first quarter of 2019.

Investing Activities

Net cash used in investing activities of $55.0 million in the first quarter of 2020 was fairly consistent with the $48.7 million used in the first quarter of 2019 and was substantially comprised of our capital expenditures. Capital expenditures were $55.5 million for the first quarter of 2020 compared to $53.0 million in the first quarter of 2019. The majority of our 2020 and 2019 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $107.4 million in the first quarter of 2020 increased from $65.4 million net cash used in the first quarter of 2019 mainly due to share repurchases, partially offset by increased net debt borrowings. In the first quarter of 2020, we repurchased a total of $300.0 million of our common stock compared to no repurchases in the first quarter of 2019. Net debt borrowings in the first quarter of 2020 were $248.0 million compared to $17.0 million of net debt repayments in the first quarter of 2019.

On April 21, 2020, our Board of Directors declared the 2020 second quarter cash dividend of $0.625 per share. We have increased our quarterly dividend 27 times since our IPO in 1994, with the most recent increase of 13.6% from $0.55 per share to $0.625 per share effective in the first quarter of 2020. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 61 consecutive years.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. In the first quarter of 2020, we repurchased 3,329,824 shares of our common stock at an average cost of $90.09 per share, for a total of $300.0 million. As of March 31, 2020, we had authorization under the plan to repurchase approximately

3.1 million shares, or about 5% of our current outstanding shares. From the inception of the plan in 1994 through March 31, 2020, we have repurchased approximately 32.5 million shares at an average cost of $47.57 per share. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2020 was $1.84 billion, compared to $1.60 billion at December 31, 2019. As of March 31, 2020, we had $631.0 million of outstanding borrowings, $37.5 million of letters of credit issued and $831.5 million available for borrowing on our revolving credit facility. As of March 31, 2020, we had $172.1 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 25.4%, up from 21.4% as of December 31, 2019.

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

A revolving credit facility with a credit limit of $7.7 million is in place for an operation in Asia with an outstanding balance of $4.2 million and $4.3 million as of March 31, 2020 and December 31, 2019, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $9.0 million as of March 31, 2020 and December 31, 2019, and have maturities through 2027.

As of March 31, 2020, we had $80.2 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We have taken steps to mitigate the impact of COVID-19 on our business, including, adjusting our capital allocation priorities to focus on cash preservation, including rightsizing our inventory and pausing non-essential capital expenditures. Due to the significant uncertainty that remains regarding the duration of the COVID-19 pandemic, we have reduced our 2020 capital expenditure budget from approximately $250 million to approximately $190 million. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic initiatives, and pay dividends. Additionally, based on current market conditions, we believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

The COVID-19 pandemic has had, and we expect will continue to have, an adverse effect on our net sales and pretax income. Future decreases in cash flow from operations would decrease the cash available for the capital uses described above, including capital expenditures, dividend payments, repayment of debt, internal growth initiatives and acquisitions. However, since the ultimate severity and length of the COVID-19 pandemic is unknown, we cannot predict the impact it will have on our customers and suppliers and on the debt and equity capital markets, and we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended March 31, 2020 was 13.1 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of March 31, 2020, calculated in accordance with the terms of the Credit Agreement, was 27.7% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2020 and December 31, 2019, we were contingently liable under standby letters of credit in the aggregate amount of $28.4 million. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of March 31, 2020, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. However, our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. Reduced shipping days also have a significant impact on our profitability. Particularly in light of COVID-19, we cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.00 billion at March 31, 2020, or approximately 25% of total assets and 41% of total equity. Additionally, other intangible assets, net amounted to $928.0 million at March 31, 2020, or approximately 11% of total assets and 19% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In the first quarter of 2020, we recorded impairment losses of $64.1 million on our intangible assets with indefinite lives and $24.7 million on our intangible assets subject to amortization. See Note 12—“Impairment and Restructuring Charge” for further information on our impairment charge.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to goodwill and other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The impacts of the COVID-19 pandemic increases uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates and judgments may be subject to greater volatility than in the past.

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements. We do not believe that the new accounting guidance implemented in 2020 changed our critical accounting policies.

New Accounting Guidance

See Note 2—“Impact of Recently Issued Accounting Guidance” of our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion on quantitative and qualitative disclosures about market risk. Refer to Item 1A “Risk Factors” within this Quarterly Report on Form 10-Q for additional discussion of current and potential risks of the COVID-19 pandemic on our business and financial performance.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

We are supplementing the risk factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

The COVID-19 global pandemic may materially and adversely impact our business, financial condition and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. These factors have led to reduced demand of our products and services, particularly for our businesses that service the automotive, oil and gas, commercial aerospace and non-residential construction (infrastructure) sectors. Our tons sold have trended significantly lower, declining about 20% in the first two-and-a-half weeks in April of 2020 compared to the same period of March 2020; a trend that may continue, get worse or get better. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

The volatility in the market largely due to COVID-19 could result in a material impairment of goodwill or indefinite-lived intangible assets. Continued negative impacts to the markets we service due COVID-19 or additional stock market volatility could result in a decline in our market capitalization that may result in goodwill and/or indefinite-lived intangible asset impairment charges that could be material.

While most of our facilities continue to operate as essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance, facility closures or work slowdowns or temporary stoppages could occur at all or some of our facilities due to new government regulations, decreased demand for our products and services or otherwise. In many cases, facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Any prolonged slowdown or stoppage at our facilities may adversely affect our business, financial condition and results of operations and such impact may be material. We may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our financial results and customer relationships.

We continue to work with our stakeholders (including customers, employees, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences, including through adjusting our capital allocation priorities to focus on cash preservation. We cannot assure you that we will be successful in any such mitigation efforts. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material. Further deteriorations in economic and public health conditions, as a result of the COVID-19 pandemic or otherwise, could lead to disruptions in our supply chain and metals commodities pricing, a further or prolonged decline in demand for our products, potential closures of additional of our facilities, recognition of additional impairment charges, and otherwise negatively impact our business. We have a substantial amount of indebtedness outstanding, and if we experience continued significant declines in sales as a result of the pandemic, our business may not be able to generate cash flow from operations or access additional borrowings on our revolving credit facility in amounts sufficient to enable us to pay our debts and fund our other liquidity needs. The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets and credit markets, which depending on future developments could impact our capital resources and liquidity in the future.

In addition, to the extent COVID-19 adversely affects the Company's business and financial results, it may also have the effect of heightening many of the other risks described under Part I, Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the first quarter of 2020 were made in the open market. Our share repurchase activity for the first quarter of 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
January 1 - January 31, 2020	—	$—	—	6,433,821
February 1 - February 29, 2020	492,500	$106.57	492,500	5,941,321
March 1 - March 31, 2020	2,837,324	$87.23	2,837,324	3,103,997
Total	3,329,824	$90.09	3,329,824
(1)	Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on October 20, 2015. On October 23, 2018, our Board of Directors amended our share repurchase plan increasing by 5,000,000 shares the total number of shares authorized to be repurchased and extending the duration of the program through December 31, 2021. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased in the open market or privately negotiated transactions.

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

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: May 1, 2020	By:	/s/ Karla R. Lewis
Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Arthur Ajemyan
Arthur Ajemyan
Vice President and Corporate Controller
(Principal Accounting Officer)