Form 10-Q
period 2020-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2020-07-24
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 21, 2020, 63,758,148 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	June 30,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$222.7	$174.3
Accounts receivable, less allowance for credit losses of $22.4 at June 30, 2020 and $17.8 at December 31, 2019	922.5	1,067.8
Inventories	1,492.6	1,645.7
Prepaid expenses and other current assets	88.9	85.2
Income taxes receivable	—	37.2
Total current assets	2,726.7	3,010.2
Property, plant and equipment:
Land	256.7	239.8
Buildings	1,215.8	1,195.1
Machinery and equipment	2,075.2	2,044.4
Accumulated depreciation	(1,738.4)	(1,684.1)
Property, plant and equipment, net	1,809.3	1,795.2

Operating lease right-of-use assets	200.5	201.5
Goodwill	1,923.7	2,003.8
Intangible assets, net	974.3	1,031.1
Cash surrender value of life insurance policies, net	33.2	42.7
Other assets	56.4	46.6
Total assets	$7,724.1	$8,131.1

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$247.1	$275.0
Accrued expenses	76.8	67.4
Accrued compensation and retirement costs	135.1	172.1
Accrued insurance costs	45.2	43.4
Current maturities of long-term debt and short-term borrowings	64.9	64.9
Current maturities of operating lease liabilities	51.7	52.5
Income taxes payable	21.2	—
Total current liabilities	642.0	675.3
Long-term debt	1,426.9	1,523.6
Operating lease liabilities	149.6	149.5
Long-term retirement costs	85.9	87.0
Other long-term liabilities	21.9	12.3
Deferred income taxes	436.3	469.3
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 63,654 at June 30, 2020 and 66,854 at December 31, 2019	9.1	122.2
Retained earnings	5,068.9	5,189.5
Accumulated other comprehensive loss	(124.1)	(105.1)
Total Reliance stockholders’ equity	4,953.9	5,206.6
Noncontrolling interests	7.6	7.5
Total equity	4,961.5	5,214.1
Total liabilities and equity	$7,724.1	$8,131.1

* Amounts were derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$2,019.3	$2,883.5	$4,592.2	$5,840.1

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,404.6	2,029.9	3,196.8	4,119.6
Warehouse, delivery, selling, general and administrative	438.5	531.4	961.2	1,063.5
Depreciation and amortization	57.4	54.4	114.4	108.4
Impairment of long-lived assets	0.2	1.2	97.9	1.2
	1,900.7	2,616.9	4,370.3	5,292.7

Operating income	118.6	266.6	221.9	547.4

Other (income) expense:
Interest expense	14.6	23.7	31.5	47.9
Other expense (income) , net	2.0	(2.9)	5.3	(1.8)
Income before income taxes	102.0	245.8	185.1	501.3
Income tax provision	21.3	61.5	41.5	125.4
Net income	80.7	184.3	143.6	375.9
Less: Net income attributable to noncontrolling interests	0.5	1.2	1.7	2.7
Net income attributable to Reliance	$80.2	$183.1	$141.9	$373.2

Earnings per share attributable to Reliance stockholders:
Diluted	$1.24	$2.69	$2.15	$5.49
Basic	$1.26	$2.73	$2.18	$5.56

Shares used in computing earnings per share:
Diluted	64,582	67,977	65,915	67,951
Basic	63,647	67,045	64,992	67,086

Cash dividends per share	$0.625	$0.55	$1.25	$1.10

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$80.7	$184.3	$143.6	$375.9
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8.7	1.2	(22.7)	8.0
Pension and postretirement benefit adjustments, net of tax	3.7	—	3.7	—
Total other comprehensive income (loss)	12.4	1.2	(19.0)	8.0
Comprehensive income	93.1	185.5	124.6	383.9
Less: Comprehensive income attributable to noncontrolling interests	0.5	1.2	1.7	2.7
Comprehensive income attributable to Reliance	$92.6	$184.3	$122.9	$381.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2019	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5
Net income	—	—	190.1	—	1.5	191.6
Other comprehensive income	—	—	—	6.8	—	6.8
Stock-based compensation, net	333	(1.3)	—	—	—	(1.3)
Stock options exercised	20	0.8	—	—	—	0.8
Cash dividends — $0.55 per share and dividend equivalents	—	—	(38.2)	—	—	(38.2)
Balance at March 31, 2019	67,235	135.9	4,789.8	(95.9)	9.4	4,839.2
Net income	—	—	183.1	—	1.2	184.3
Other comprehensive income	—	—	—	1.2	—	1.2
Dividends to noncontrolling interest holders	—	—	—	—	(1.7)	(1.7)
Noncontrolling interest purchased	—	—	—	—	(0.4)	(0.4)
Stock-based compensation, net	12	13.8	—	—	—	13.8
Repurchase of common shares	(593)	(50.0)	—	—	—	(50.0)
Cash dividends — $0.55 per share and dividend equivalents	—	—	(36.9)	—	—	(36.9)
Balance at June 30, 2019	66,654	$99.7	$4,936.0	$(94.7)	$8.5	$4,949.5

Balance at January 1, 2020	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1
Net income	—	—	61.7	—	1.2	62.9
Other comprehensive loss	—	—	—	(31.4)	—	(31.4)
Noncontrolling interest purchased	—	(6.9)	—	—	(1.1)	(8.0)
Dividend to noncontrolling interest holder	—	—	—	—	(0.5)	(0.5)
Stock-based compensation, net	111	3.8	—	—	—	3.8
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,330)	(119.3)	(180.7)	—	—	(300.0)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.9)	—	—	(41.9)
Balance at March 31, 2020	63,641	0.1	5,028.6	(136.5)	7.1	4,899.3
Net income	—	—	80.2	—	0.5	80.7
Other comprehensive income	—	—	—	12.4	—	12.4
Stock-based compensation, net	13	9.0	—	—	—	9.0
Cash dividends — $0.625 per share and dividend equivalents	—	—	(39.9)	—	—	(39.9)
Balance at June 30, 2020	63,654	$9.1	$5,068.9	$(124.1)	$7.6	$4,961.5

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$143.6	$375.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114.4	108.4
Impairment of long-lived assets	97.9	1.2
Provision for uncollectible accounts	7.0	3.8
Deferred income tax benefit	(33.3)	(0.2)
Stock-based compensation expense	18.0	22.1
Other	13.3	1.8
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	136.0	(111.1)
Inventories	150.5	31.2
Prepaid expenses and other assets	55.5	35.3
Accounts payable and other liabilities	(56.4)	(5.2)
Net cash provided by operating activities	646.5	463.2

Investing activities:
Purchases of property, plant and equipment	(96.5)	(123.9)
Acquisitions, net of cash acquired	—	(1.0)
Other	0.1	7.0
Net cash used in investing activities	(96.4)	(117.9)

Financing activities:
Proceeds from long-term debt borrowings	770.0	616.0
Principal payments on long-term debt	(868.0)	(811.0)
Dividends and dividend equivalents paid	(81.8)	(76.5)
Share repurchases	(300.0)	(50.0)
Noncontrolling interest purchased	(8.0)	—
Other	(5.8)	(11.6)
Net cash used in financing activities	(493.6)	(333.1)
Effect of exchange rate changes on cash and cash equivalents	(8.1)	1.1
Increase in cash and cash equivalents	48.4	13.3
Cash and cash equivalents at beginning of year	174.3	128.2
Cash and cash equivalents at end of period	$222.7	$141.5

Supplemental cash flow information:
Interest paid during the period	$30.1	$46.8
Income taxes paid during the period, net	$16.1	$123.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. During the six months ended June 30, 2020, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company, which increased our ownership from 51% to 100%. See Note 10—“Equity” for further discussion of our noncontrolling interest transaction. Our investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

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

Note 3. Acquisitions

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel specializes in the cutting of various bar products including stainless, alloy, aluminum, carbon, brass and bronze. Sales of Fry Steel were $43.8 million in the six months ended June 30, 2020.

We funded our 2019 acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

The allocation of the total purchase price of our acquisition of Fry Steel to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$17.1
Accounts receivable	5.7
Inventories	39.3
Property, plant and equipment	29.4
Goodwill	54.1
Intangible assets subject to amortization	26.0
Intangible assets not subject to amortization	30.3
Other current and long-term assets	0.3
Total assets acquired	202.2
Other current and long-term liabilities	8.3
Total liabilities assumed	8.3
Net assets acquired	$193.9

The purchase price allocation for our acquisition of Fry Steel is pending the completion of purchase price adjustments, based on tangible and intangible asset valuations, and the completion of pre-acquisition period tax returns.

The acquisition of Fry Steel has been accounted for under the acquisition method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at December 31, 2019. The accompanying consolidated statements of income include the revenues and expenses of Fry Steel since its acquisition date. The consolidated balance sheets reflect the allocation of Fry Steel’s purchase price as of June 30, 2020 and December 31, 2019. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocation for the acquisition of Fry Steel, $30.3 million was allocated to the trade name acquired. We determined that the trade name acquired in this acquisition had an indefinite life since its economic life is expected to approximate the life of Fry Steel. Additionally, we recorded an other identifiable intangible asset related to customer relationships of $26.0 million with a 10.0 year life. The goodwill arising from our acquisition of Fry Steel consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. The goodwill is deductible for income tax purposes.

Note 4. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes and value-added taxes collected from customers are excluded from our reported net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Carbon steel	$1,073.8	$1,532.7	$2,390.0	$3,126.3
Aluminum	393.4	564.4	905.6	1,130.2
Stainless steel	336.4	407.2	741.3	813.7
Alloy	99.9	170.0	251.3	354.3
Toll processing and logistics	61.4	114.0	173.9	231.7
Other and eliminations	54.4	95.2	130.1	183.9
Total	$2,019.3	$2,883.5	$4,592.2	$5,840.1

Note 5. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2020	$2,003.8
Purchase price allocation adjustments	(76.7)
Foreign currency translation loss	(3.4)
Balance at June 30, 2020	$1,923.7

We had no accumulated impairment losses related to goodwill at June 30, 2020.

Note 6. Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2020		December 31, 2019
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.4)	$0.7	$(0.4)
Customer lists/relationships	14.7	629.8	(378.9)	710.1	(438.1)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.3	0.9	(0.9)	1.1	(0.9)
		639.5	(388.3)	720.0	(447.5)
Intangible assets not subject to amortization:
Trade names		723.1	—	758.6	—
		$1,362.6	$(388.3)	$1,478.6	$(447.5)

Intangible assets recorded in connection with our 2019 acquisition of Fry Steel were $56.3 million; $30.3 million was allocated to trade names, which is not subject to amortization, and $26.0 million was allocated to customer lists/relationships.

Amortization expense for intangible assets was $20.9 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively. Foreign currency translation losses related to intangible assets, net, were $3.2 million for the six months ended June 30, 2020 compared to foreign currency translation gains of $1.7 million for the comparable 2019 period.

In the six months ended June 30, 2020, we recognized impairment losses of $64.3 million on our trade names and $24.7 million on our customer lists/relationships intangible assets related to certain of our energy-related businesses. See Note 13—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated future amortization expense for the remaining six months of 2020 and each of the succeeding five years:

(in millions)
2020 (remaining six months)	$18.9
2021	37.3
2022	36.6
2023	32.4
2024	28.8
2025	24.6

Note 7. Debt

Debt consisted of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Unsecured revolving credit facility due September 30, 2021	$300.0	$368.0
Unsecured term loan due from September 30, 2020 to September 30, 2021	435.0	465.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.2	13.3
Total	1,498.2	1,596.3
Less: unamortized discount and debt issuance costs	(6.4)	(7.8)
Less: amounts due within one year and short-term borrowings	(64.9)	(64.9)
Total long-term debt	$1,426.9	$1,523.6

Unsecured Credit Facility

On September 30, 2016, we entered into a $2.1 billion unsecured five-year credit agreement (“Credit Agreement”) comprised of a $1.5 billion unsecured revolving credit facility and a $600.0 million unsecured term loan, with an option to increase the revolving credit facility up to an additional $500.0 million at our request, subject to approval of the lenders and certain other customary conditions. The term loan due September 30, 2021 amortizes in quarterly installments, with an annual amortization of 10% until June 2021, with the balance to be paid at maturity. Interest on borrowings under the Credit Agreement at June 30, 2020 was at variable rates based on LIBOR plus 1.00% or the bank prime rate and we pay a commitment fee at an annual rate of 0.125% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility were 1.18% and 3.69% as of June 30, 2020 and December 31, 2019, respectively. Weighted average interest rates on borrowings outstanding on the term loan were 1.18% and 2.80% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we had $300.0 million of outstanding borrowings, $37.5 million of letters of credit issued and $1.16 billion available for borrowing on the revolving credit facility.

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

Other Notes and Revolving Credit Facilities

A revolving credit facility with a credit limit of $7.7 million is in place for an operation in Asia with an outstanding balance of $4.2 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively.

Various industrial revenue bonds had combined outstanding balances of $9.0 million as of June 30, 2020 and December 31, 2019, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at June 30, 2020.

Note 8.  Leases

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

The following is a summary of our lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Operating lease cost	$20.4	$21.1	$41.5	$41.9

Supplemental cash flow and balance sheet information is presented below:

	Six Months Ended
	June 30,
	2020	2019

	(in millions)
Supplemental cash flow information
Cash payments for operating leases	$41.3	$41.4
Right-of-use assets obtained in exchange for operating lease obligations	$27.5	$28.6

	June 30,	December 31,
	2020	2019
Other lease information
Weighted average remaining lease term—operating leases	5.9 years	5.6 years
Weighted average discount rate—operating leases	4.3%	4.3%

Maturities of operating lease liabilities as of June 30, 2020 are as follows:

(in millions)
2020 (remaining six months)	$30.6
2021	52.5
2022	40.9
2023	31.9
2024	24.9
Thereafter	51.2
Total operating lease payments	232.0
Less: imputed interest	(30.7)
Total operating lease liabilities	$201.3

Note 9.  Income Taxes

Our effective income tax rates for the second quarter and six months ended June 30, 2020 were 20.9% and 22.4%, respectively, compared to 25.0% for the comparable 2019 periods. The declines in our effective income tax rates were mainly due to our lower income levels. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

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

Note 10. Equity

Dividends

On July 21, 2020, our Board of Directors declared the 2020 third quarter cash dividend of $0.625 per share of common stock, payable on August 28, 2020 to stockholders of record as of August 14, 2020.

During the second quarters of 2020 and 2019, we declared and paid quarterly dividends of $0.625 and $0.55 per share, or $39.9 million and $36.9 million in total, respectively. During the six months ended June 30, 2020 and 2019, we declared and paid quarterly dividends of $1.25 and $1.10 per share, or $80.9 million and $73.9 million in total, respectively. In addition, we paid $0.9 million and $2.6 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the six months ended June 30, 2020 and 2019, respectively.

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

On May 20, 2020, our stockholders approved an amendment to the Reliance Steel & Aluminum Co. Amended and Restated 2015 Incentive Award Plan to, in part, increase the number of shares available for issuance under the plan by 1.5 million. In addition, our stockholders approved extending the term of the Reliance Steel & Aluminum Co. Directors Equity Plan for ten years until December 31, 2030.

In the six months ended June 30, 2020 and 2019, we made payments of $5.2 million and $9.6 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of June 30, 2020 and changes during the six-month period then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2020	859,005	$86.40
Granted(1)	540,547	82.81
Vested	(4,039)	85.32
Cancelled or forfeited	(13,985)	85.67
Unvested at June 30, 2020	1,381,528	$85.01
Shares reserved for future grants (all plans)	1,992,565
(1)	Comprised of 330,144 service-based RSUs and 210,403 performance-based RSUs granted in March 2020 with a fair value of $82.81 per RSU. The service-based RSUs cliff vest on December 1, 2022 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2022.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of June 30, 2020, we had authorization under the plan to repurchase approximately 3.1 million shares, or about 5% of our current outstanding shares. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. We did not repurchase any shares in the second quarter of 2020. During the six months ended June 30, 2020, we repurchased approximately 3.3 million shares at an average cost of $90.09 per share, for a total of $300.0 million. During the six months ended June 30, 2019, we repurchased approximately 0.6 million shares at an average cost of $84.33 per share, for a total of $50.0 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss

	(in millions)
Balance as of January 1, 2020	$(64.4)	$(40.7)	$(105.1)
Current-period change	(22.7)	3.7	(19.0)
Balance as of June 30, 2020	$(87.1)	$(37.0)	$(124.1)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $6.9 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively. Income tax effects are released from accumulated other comprehensive loss as defined benefit plan and supplemental executive retirement plan obligations are settled.

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

Note 11.  Commitments and Contingencies

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

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had, and we expect will continue to have, an adverse effect on our financial position and operating results due to numerous uncertainties. The duration and severity of the outbreak and its long-term impact on our business are uncertain at this time. The impacts of the COVID-19 pandemic increase uncertainty. Accordingly, our estimates and judgments may be subject to greater volatility than in the past.

Note 12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$80.2	$183.1	$141.9	$373.2
Denominator:
Weighted average shares outstanding	63,647	67,045	64,992	67,086
Dilutive effect of stock-based awards	935	932	923	865
Weighted average diluted shares outstanding	64,582	67,977	65,915	67,951

Earnings per share attributable to Reliance stockholders:
Diluted	$1.24	$2.69	$2.15	$5.49
Basic	$1.26	$2.73	$2.18	$5.56

Potentially dilutive securities were not significant for the second quarters of 2020 and 2019. The computations of earnings per share for the six months ended June 30, 2020 and 2019 do not include 358,082 and 348,770 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

Note 13.  Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $143.1 million in the six months ended June 30, 2020. In the first quarter of 2020, we recorded a $137.5 million impairment restructuring charge due to the significant decline in crude oil prices during the first quarter of 2020 that was expected to result in reduced drilling activity and decreased demand for the products we sell informed our decision during the first quarter of 2020 to close three of our energy-related businesses and reduce our long-term outlook for our businesses servicing the energy market.

The impairment and restructuring charges consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Intangible assets, net	$0.2	$—	$89.0	$—
Property, plant and equipment	—	1.2	8.7	1.2
Operating lease right-of-use assets	—	—	0.2	—
Total impairment charges	0.2	1.2	97.9	1.2
Restructuring––cost of sales	—	—	39.8	—
Restructuring––warehouse, delivery, selling, general and administrative expense	5.4	—	5.4	—
Total impairment and restructuring charges	$5.6	$1.2	$143.1	$1.2

The 2020 property, plant and equipment and restructuring – cost of sales charges relate to the closure of certain locations where we anticipated losses on the disposition of certain real property, machinery and equipment and inventories. The measurement of the intangible assets at fair value was determined using discounted cash flow techniques. The use of discounted cash flow models requires significant judgment and requires the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflect the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and gas industry based on the best information available in the circumstances.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring or cash-preservation initiatives, as well as developments beyond our control, including, but not limited to, the impact of the novel strain of coronavirus ("COVID-19") pandemic and changes in worldwide and U.S. economic conditions that materially impact our customers and the demand for our products and services. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information which may emerge concerning the severity or duration of the COVID-19 pandemic, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of COVID-19 or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A “Risk Factors,” and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC.

Overview

We delivered solid financial results in the second quarter of 2020 during an extraordinary and extremely challenging period, which we believe demonstrates the strength and resiliency of our business model.

Certain key financial results for the second quarter and six months ended June 30, 2020 included:

●	Net sales of $2.02 billion in the second quarter of 2020, down $864.2 million, or 30.0%, from $2.88 billion in the second quarter of 2019. Net sales of $4.59 billion in the six months ended June 30, 2020, down $1.25 billion, or 21.4%, from $5.84 billion in the same period in 2019;

●	Gross profit of $614.7 million in the second quarter of 2020, down $238.9 million, or 28.0%, from gross profit of $853.6 million in the second quarter of 2019. Gross profit of $1.40 billion in the six months ended June 30, 2020, down $325.1 million, or 18.9%, from gross profit of $1.72 billion in the same period in 2019. Gross profit in the six months ended June 30, 2020 included a $39.8 million restructuring charge that decreased our gross profit margin by 0.9 percentage points;

●	Gross profit margin of 30.4% in the second quarter of 2020 compared to 29.6% in the second quarter of 2019. Gross profit margin of 30.4% (or 31.3%, excluding the impact of a $39.8 million restructuring charge) in the six months ended June 30, 2020 compared to 29.5% in the same period in 2019;

●	Same-store S,G&A expense declined $97.2 million, or 18.3%, in the second quarter of 2020 compared to the same period in 2019. Same-store S,G&A expense declined $112.5 million, or 10.6%, in the six months ended June 30, 2020 compared to the same period in 2019;

●	Pretax income of $102.0 million in the second quarter of 2020, down $143.8 million, or 58.5%, from $245.8 million in the second quarter of 2019. Pretax income of $185.1 million in the six months ended June 30, 2020, down $316.2 million, or 63.1%, from $501.3 million in the same period in 2019. Pretax income margins of 5.1% and 4.0% in the second quarter and six months ended June 30, 2020 compared to 8.5% and 8.6% in the same periods in 2019, respectively. Pretax income in the second quarter and six months ended June 30, 2020 included impairment and restructuring charges of $5.6 million and $143.1 million, respectively, that decreased our pretax income margins by 0.3 and 3.2 percentage points, respectively;

●	Earnings per diluted share of $1.24 for the second quarter of 2020, down $1.45, or 53.9%, from $2.69 in the second quarter of 2019. Earnings per diluted share of $2.15 for the six months ended June 30, 2020, down $3.34, or 60.8%, from $5.49 in the same period in 2019. The impairment and restructuring charges noted above decreased earnings per diluted share by $0.07 and $1.64 in the second quarter and six months ended June 30, 2020, respectively; and

●	Cash provided by operations of $475.7 million in the second quarter of 2020 increased $129.7 million, or 37.5%, from $346.0 million in the same period in 2019. Cash provided by operations of $646.5 million in the six months ended June 30, 2020 increased $183.3 million, or 39.6%, from $463.2 million in the same period in 2019.

During the second quarter of 2020, we experienced significantly decreased demand in nearly all of the end markets we serve as a result of customer shut-downs and project delays attributable to COVID-19. However, our continued support of many customers deemed essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance lessened the extent of the decline in our tons sold.

Demand for the toll processing services we provide to the automotive market fell sharply in the second quarter of 2020 following the mid-March closure of many automotive OEMs and steel and aluminum mills due to COVID-19. However, automotive OEMs re-opened and production began to ramp up in late June. Demand in non-residential construction, our largest end market, softened in the second quarter of 2020 as shelter-in-place orders resulted in the deferral of numerous projects. Despite the project deferrals, the non-residential construction end market was one of our strongest end markets in the second quarter of 2020 as restrictions were lifted and projects on-hold were completed. In the aerospace end market, the defense portion of this market remained fairly stable at solid levels, while the commercial aircraft portion of this market declined significantly as a direct result of reduced air travel due to COVID-19. We anticipate further declines in the commercial aerospace market and have closed two of our smaller international operations servicing this market.

We believe that our ability to maintain profitability during an extraordinary and extremely challenging quarter demonstrates the strength and resiliency of our business model, the continual improvements we have made to our business in recent years and our ability to react quickly to rapidly changing business conditions.

Our same-store tons sold decreased 19.7% and 11.0% in the second quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019, despite one additional shipping day in the 2020 six-month period, due to the significant decline in demand for the products we sell as a result of COVID-19. However, our same-store tons sold decline was less severe than that for the industry as reported by the Metals Service Center Institute (“MSCI”), which indicated industry shipments down 27.4% and 14.1%, respectively, during the same periods.

Our same-store average selling price per ton sold declined 12.4% and 12.0% in the second quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The declines in our average selling price per ton sold were mainly due to carbon steel pricing that has trended lower over the past seven quarters.

Our investments in value-added processing equipment during the past several years and focus on specialty products supported our strong gross profit margin of 30.4% in the second quarter and six months ended June 30, 2020 along with the outstanding performance by our managers in the field who, despite the challenging circumstances, continued to maintain pricing discipline by focusing on higher margin orders.

As of June 30, 2020, our net debt-to-total capital ratio was 20.4%, down from 21.4% as of December 31, 2019, and below our historical range of 30% to 40%. As of June 30, 2020, we had ample liquidity with $1.16 billion available for borrowing on our revolving credit facility and $222.7 million in cash and cash equivalents.

Our same-store SG&A expense in the second quarter and six months ended June 30, 2020 declined $97.2 million, or 18.3%, and $112.5 million, or 10.6%, respectively, from the same periods in 2019 mainly due to our temporary and permanent workforce reduction actions in response to lower demand levels due to COVID-19 and decreases in incentive compensation related to lower profitability levels. Our same-store SG&A expense as a percentage of sales of 21.7% and 20.9% for the second quarter and six months ended June 30, 2020, respectively, increased from 18.4% and 18.2% in the same periods in 2019, respectively, due to our lower sales levels.

During the second quarter of 2020, we recorded impairment and restructuring charges of $5.6 million mainly related to our COVID-19 downsizing discussed above. In the first quarter of 2020, we recorded an impairment and restructuring charge of $137.5 million resulting from closures of certain energy-related businesses (oil and gas) and our reduced long-term outlook for certain of our remaining energy-related businesses (oil and gas). If demand levels for other end markets we serve do not recover as we currently expect, we may be required to record additional impairment charges if we reduce our long-term outlook for the products we sell to those markets.

We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, when-needed delivery and significant value-added processing capabilities along with our wide geographic footprint will enable us to persevere during these difficult and uncertain times. We believe that these business model characteristics combined with pricing discipline and our strategy of concentrating on higher margin business differentiate us from our industry peers and will continue to allow us to achieve industry-leading results.

In addition to ensuring the health, safety and well-being of our employees during this challenging time, with the significant uncertainty that currently exists, we adjusted our capital allocation priorities during the second quarter of 2020 to focus on cash preservation, including rightsizing our inventory and pausing non-essential capital expenditures. We reduced our 2020 capital expenditure budget from approximately $250 million to approximately $190 million. As a result of these quick actions, we generated strong cash flow from operations of $475.7 million and free cash flow of $434.7 million (cash flow from operations less capital expenditures of $41.0 million) in the second quarter of 2020. Nevertheless, we remain committed to concurrently making investments that support the long-term growth and sustainability of our company as well as continuing to provide returns to our stockholders. We believe our sources of liquidity and access to capital markets will continue to be adequate for the foreseeable future to maintain operations, finance strategic growth initiatives, pay dividends, and execute opportunistic purchases under our share repurchase program.

For more information, please see Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Acquisitions

2020 Acquisition

On March 31, 2020, Feralloy Corporation (our wholly-owned subsidiary), purchased the remaining 49% noncontrolling interest in Feralloy Processing Company (“FPC”), a toll processor in Portage, Indiana, that increased Feralloy Corporation’s ownership in FPC from 51% to 100%. We have consolidated the results of FPC since August 1, 2008, when we acquired PNA Group Holding Corporation and its subsidiaries. The difference between the $8.0 million consideration paid for the noncontrolling interest with a carrying amount of $1.1 million was recognized as a decrease in total Reliance stockholders’ equity.

We funded our 2020 acquisition of FPC with borrowings on our revolving credit facility and cash on hand.

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel specializes in the cutting of various bar products including stainless, alloy, aluminum, carbon, brass and bronze. Sales of Fry Steel were $43.8 million in the six months ended June 30, 2020.

We funded our 2019 acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

Results of Operations

The following table sets forth certain income statement data for the three-month and six-month periods ended June 30, 2020 and 2019 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,019.3	100.0%	$2,883.5	100.0%	$4,592.2	100.0%	$5,840.1	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	1,404.6	69.6	2,029.9	70.4	3,196.8	69.6	4,119.6	70.5
Gross profit(2)	614.7	30.4	853.6	29.6	1,395.4	30.4	1,720.5	29.5
Warehouse, delivery, selling, general and administrative expense ("S,G&A")	438.5	21.7	531.4	18.4	961.2	20.9	1,063.5	18.2
Depreciation expense	47.3	2.3	43.7	1.5	93.5	2.0	86.9	1.5
Amortization expense	10.1	0.5	10.7	0.4	20.9	0.5	21.5	0.4
Impairment of long-lived assets	0.2	—	1.2	—	97.9	2.1	1.2	—
Operating income	$118.6	5.9%	$266.6	9.2%	$221.9	4.8%	$547.4	9.4%
(1)	Cost of sales in the six months ended June 30, 2020 included a $39.8 million inventory provision relating to the planned closure of certain energy-related operations.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Second Quarter and Six Months Ended June 30, 2020 Compared to Second Quarter and Six Months Ended June 30, 2019

Net Sales

	June 30,		Dollar	Percentage
	2020	2019	Change	Change

	(dollars in millions)
Net sales (three months ended)	$2,019.3	$2,883.5	$(864.2)	(30.0)%
Net sales (six months ended)	$4,592.2	$5,840.1	$(1,247.9)	(21.4)%
Net sales, same-store (three months ended)	$2,001.0	$2,883.5	$(882.5)	(30.6)%
Net sales, same-store (six months ended)	$4,548.5	$5,840.1	$(1,291.6)	(22.1)%

	June 30,		Tons	Percentage
	2020	2019	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,211.8	1,507.3	(295.5)	(19.6)%
Tons sold (six months ended)	2,680.6	3,009.3	(328.7)	(10.9)%
Tons sold, same-store (three months ended)	1,210.6	1,507.3	(296.7)	(19.7)%
Tons sold, same-store (six months ended)	2,677.4	3,009.3	(331.9)	(11.0)%

	June 30,		Price	Percentage
	2020	2019	Change	Change
Average selling price per ton sold (three months ended)	$1,681	$1,904	$(223)	(11.7)%
Average selling price per ton sold (six months ended)	$1,714	$1,931	$(217)	(11.2)%
Average selling price per ton sold, same-store (three months ended)	$1,668	$1,904	$(236)	(12.4)%
Average selling price per ton sold, same-store (six months ended)	$1,700	$1,931	$(231)	(12.0)%

Same-store amounts exclude the results of our acquisition completed in 2019.

Tons sold exclude the processing volumes at our tolling operations.

Our net sales were lower in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 due to lower tons sold and lower average selling prices per ton sold.

Our same-store tons sold decreased 19.7% and 11.0% in the second quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019, despite one additional shipping day in the 2020 six-month period, due to the significant decline in demand for the products we sell as a result of COVID-19. However, our same-store tons sold decline was less severe than that for the industry as reported by the MSCI, which indicated industry shipments down 27.4% and 14.1%, respectively, during the same periods.

Demand in non-residential construction (including infrastructure), our largest end market served, softened in the second quarter of 2020 as shelter-in-place orders resulted in the deferral of numerous projects. Despite the project deferrals, the non-residential construction end market was one of our strongest end markets in the second quarter of 2020. Demand in the automotive end market (which we serve primarily through our toll processing operations in the U.S. and Mexico) fell sharply following the mid-March closure of many automotive OEMs and steel and aluminum mills due to COVID-19. However automotive OEMs re-opened and production began to ramp up in late June. In the aerospace end market, demand in the defense market remained fairly stable at solid levels; however commercial aerospace demand declined considerably as a direct result of reduced air travel due to COVID-19 and we closed two of our smaller international operations servicing this market. Demand in heavy industry for both agricultural and construction equipment also declined in the second quarter as a result of reduced production schedules and customer shutdowns related to COVID-19. Demand for the products we sell to the energy (oil and natural gas) end market was under considerable pressure, with activity levels lower than the first quarter of 2020. During the second quarter of 2020, our sequential monthly daily tons sold, which excludes our tolling tons, changes were: March to April down 17.4%; April to May up 3.4%; and May to June up 0.2%. The trends may resume or worsen unless the impacts of COVID-19 abate and economic conditions improve. However, based on current trends, we expect overall demand in the third quarter of 2020 to improve slightly compared to the second quarter of 2020.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold declined in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019, mainly due to mill price decreases on many of the carbon steel products we sell. Our same-store average selling price per ton sold has declined sequentially for the past seven quarters. As carbon steel sales represent approximately 51% of our sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold

	(percentage change)		(percentage change)
Carbon steel	(14.3)%	(14.3)%	(15.4)%	(15.4)%
Aluminum	(10.2)%	(10.2)%	(7.8)%	(7.8)%
Stainless steel	(4.2)%	(6.1)%	(2.6)%	(4.6)%
Alloy	(0.6)%	(5.3)%	(0.8)%	(5.0)%

Cost of Sales

	June 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$1,404.6	69.6%	$2,029.9	70.4%	$(625.3)	(30.8)%
Cost of sales (six months ended)	$3,196.8	69.6%	$4,119.6	70.5%	$(922.8)	(22.4)%

The decreases in cost of sales in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 is mainly due to lower tons sold and lower average costs per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in the six months ended June 30, 2020 included a $39.8 million inventory provision relating to the closure of certain energy-related operations. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 restructuring charges.

In addition, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $5.0 million   and $25.0 million in the second quarter and six months ended June 30, 2020, respectively, compared to credits, or income, of $22.5 million and $35.0 million in the same periods in 2019, respectively. At June 30, 2020, our LIFO reserve balance was $112.6 million.

Gross Profit

	June 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit (three months ended)	$614.7	30.4%	$853.6	29.6%	$(238.9)	(28.0)%
Gross profit (six months ended)	$1,395.4	30.4%	$1,720.5	29.5%	$(325.1)	(18.9)%

Our strong gross profit margin continues to benefit from the increases in the percentage of our orders that include value-added processing supported by our ongoing investments in processing equipment in recent years. The $39.8 million inventory provision in the six months ended June 30, 2020 reduced our gross profit margin by 0.9 percentage points. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	June 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
S,G&A expense (three months ended)	$438.5	21.7%	$531.4	18.4%	$(92.9)	(17.5)%
S,G&A expense (six months ended)	$961.2	20.9%	$1,063.5	18.2%	$(102.3)	(9.6)%
S,G&A expense, same-store (three months ended)	$434.2	21.7%	$531.4	18.4%	$(97.2)	(18.3)%
S,G&A expense, same-store (six months ended)	$951.0	20.9%	$1,063.5	18.2%	$(112.5)	(10.6)%
Depreciation & amortization expense (three months ended)	$57.4	2.8%	$54.4	1.9%	$3.0	5.5%
Depreciation & amortization expense (six months ended)	$114.4	2.5%	$108.4	1.9%	$6.0	5.5%
Impairment of long-lived assets (three months ended)	$0.2	—%	$1.2	—%	$(1.0)	(83.3)%
Impairment of long-lived assets (six months ended)	$97.9	2.1%	$1.2	—%	$96.7	8,058.3%

Same-store amounts exclude the results of our acquisition completed in 2019.

Our same-store S,G&A expenses were lower in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 mainly due to decreases in incentive compensation related to lower profitability levels, lower employee-related expenses due to temporary and permanent workforce reductions in response to lower activity levels due to COVID-19 and decreases in certain warehouse and delivery expenses that were lower due to our lower tons sold that offset the impact of general inflation. Our S,G&A expenses as a percentage of sales increased in the 2020 periods compared to the same periods in 2019 due to our lower sales levels.

In the six months ended June 30, 2020, we recorded a $64.3 million impairment charge on our intangibles with indefinite lives and a $33.6 million impairment charge on our long-lived assets. The impairment charge related to our decision to close three of our energy-related operations and our reduced long-term outlook for the energy market. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment charge.

Operating Income

	June 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$118.6	5.9%	$266.6	9.2%	$(148.0)	(55.5)%
Operating income (six months ended)	$221.9	4.8%	$547.4	9.4%	$(325.5)	(59.5)%

The decreases in our operating income in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 were mainly due to lower gross profit, resulting from significantly lower sales levels offset by higher gross profit margins, and impairment and restructuring charges that were partially offset by lower S,G&A expenses. The decreases in our operating income margins in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 were due to our significantly lower sales levels that increased our S,G&A expenses as a percentage of sales, despite significant decreases in our S,G&A expenses, and impairment and restructuring charges that were partially offset by higher gross profit margins. The impairment and restructuring charges of $5.6 million and  $143.1 million in the second quarter and six months ended June 30, 2020 reduced our operating margins by 0.3 and 3.2 percentage points, respectively. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other (Income) Expense

	June 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Interest expense (three months ended)	$14.6	0.7%	$23.7	0.8%	$(9.1)	(38.4)%
Interest expense (six months ended)	$31.5	0.7%	$47.9	0.8%	$(16.4)	(34.2)%
Other expense (income), net (three months ended)	$2.0	0.1%	$(2.9)	(0.1)%	$4.9	(169.0)%
Other expense (income), net (six months ended)	$5.3	0.1%	$(1.8)	—%	$7.1	(394.4)%

Interest expense was lower in the second quarter and six months ended June 30, 2020 due to lower interest rates on decreased borrowing levels on our revolving credit facility. See Note 7 — “Debt” of our Unaudited Consolidated Financial Statements for further information on the interest rates on our borrowings.

The change in other expense (income), net in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 is mainly due to a $4.8 million pension settlement charge recorded in the second quarter of 2020 as we partially terminated a frozen defined benefit plan.

Income Tax Rate

Our effective income tax rates for the second quarter and six months ended June 30, 2020 were 20.9% and 22.4%, respectively, compared to 25.0% for the comparable 2019 periods. The declines in our effective income tax rates were mainly due to our lower income levels. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s share of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business and results of operations.

Net Income

	June 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance (three months ended)	$80.2	4.0%	$183.1	6.3%	$(102.9)	(56.2)%
Net income attributable to Reliance (six months ended)	$141.9	3.1%	$373.2	6.4%	$(231.3)	(62.0)%

The decrease in our net income and net income margins in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 were mainly due to our decreased operating income and operating income margins, as discussed above, offset by lower effective income tax rates. The impairment and restructuring charges in the second quarter and six months ended June 30, 2020 lowered our net income margins by 0.2% and 2.3%, respectively, compared to the same periods in 2019.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $646.5 million in the six months ended June 30, 2020 increased $183.3 million, or 39.6%, from $463.2 million in the same period in 2019. The increase in our operating cash flow was mainly due to decreased working capital investment (primarily accounts receivable and inventory less accounts payable) in the six months ended June 30, 2020 that offset our lower earnings. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At June 30, 2020 and 2019, our days sales outstanding rate was 42.8 days and 42.4 days, respectively. Our inventory turn rate (based on tons) during the six months ended June 30, 2020 was 4.6 times (or 2.6 months on hand), compared to 4.3 times (or 2.8 months on hand) for the same period in 2019.

Income taxes paid were $16.1 million in the six months ended June 30, 2020, a significant decrease from $123.9 million  in the six months ended June 30, 2019. The decrease is mainly due to the utilization of tax overpayments for the 2019 tax year that lowered taxes paid in the six months ended June 30, 2020, the deferral of payment of first and second quarters 2020 estimated payments to the third quarter of 2020 under COVID-19 tax relief and lower estimated taxable income for 2020.

Investing Activities

Net cash used in investing activities was $96.4 million in the six months ended June 30, 2020 compared to $117.9 million used in the same period in 2019 and was substantially comprised of our capital expenditures. Capital expenditures were $96.5 million in the six months ended June 30, 2020 compared to $123.9 million in the same period in 2019. The majority of our 2020 and 2019 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $493.6 million in the six months ended June 30, 2020 increased from $333.1 million net cash used in the six months ended June 30, 2019 mainly due to increased share repurchases, partially offset by decreased net debt repayments. In the six months ended June 30, 2020, we repurchased a total of $300.0 million of our common stock compared to $50.0 million in the six months ended June 30, 2019. Net debt repayments in the six months ended June 30, 2020 were $98.0 million compared to $195.0 million in the six months ended June 30, 2019.

On July 21, 2020, our Board of Directors declared the 2020 third quarter cash dividend of $0.625 per share. We have increased our quarterly dividend 27 times since our IPO in 1994, with the most recent increase of 13.6% from $0.55 per share to $0.625 per share effective in the first quarter of 2020. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 61 consecutive years.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. We did not repurchase any shares in the second quarter of 2020. In the six months ended June 30, 2020, we repurchased 3,329,824 shares of our common stock at an average cost of $90.09 per share, for a total of $300.0 million. As of June 30, 2020, we had authorization under the plan to repurchase approximately 3.1 million shares, or about 5% of our current outstanding shares. From the inception of the plan in 1994 through June 30, 2020, we have repurchased approximately 32.5 million shares at an average cost of $47.57 per share. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2020 was $1.50 billion, compared to $1.60 billion at December 31, 2019. As of June 30, 2020, we had $300.0 million of outstanding borrowings, $37.5 million of letters of credit issued and $1.16 billion available for borrowing on our revolving credit facility. As of June 30, 2020, we had $222.7 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 20.4%, down from 21.4% as of December 31, 2019. Net debt repayments on our revolving credit facility were $331.0 million during the second quarter of 2020.

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

A revolving credit facility with a credit limit of $7.7 million is in place for an operation in Asia with an outstanding balance of $4.2 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $9.0 million as of June 30, 2020 and December 31, 2019, and have maturities through 2027.

As of June 30, 2020, we had $65.2 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 30, 2021.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to be able to access the capital markets to raise funds, if desired. We have taken steps to mitigate the impact of COVID-19 on our business. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares. Additionally, based on current market conditions, we believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

The COVID-19 pandemic has had, and we expect will continue to have, an adverse effect on our net sales and pretax income. Future decreases in cash flow from operations would decrease the cash available for the capital uses described above, including capital expenditures, dividend payments, repayment of debt, share repurchases and acquisitions. However, since the ultimate severity and length of the COVID-19 pandemic is unknown, we cannot predict the impact it will have on our customers and suppliers and on the debt and equity capital markets, and we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended June 30, 2020 was 12.7 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of June 30, 2020, calculated in accordance with the terms of the Credit Agreement, was 23.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2020 and December 31, 2019, we were contingently liable under standby letters of credit in the aggregate amount of $28.4 million. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of June 30, 2020, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.92 billion at June 30, 2020, or approximately 25% of total assets and 39% of total equity. Additionally, other intangible assets, net amounted to $974.3 million at June 30, 2020, or approximately 13% of total assets and 20% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In the six months ended June 30, 2020, we recorded impairment losses of $64.3 million on our intangible assets with indefinite lives and $24.7 million on our intangible assets subject to amortization. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our impairment charge.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical accounting estimates include those related to goodwill and other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The impacts of the COVID-19 pandemic increase uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates and judgments may be subject to greater volatility than in the past.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

We are supplementing and amending the risk factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 with the additional risk factor set forth below, which supplements, amends and to the extent inconsistent, supersedes such risk factors.

The COVID-19 global pandemic may materially and adversely impact our business, financial condition, results of operations and cash flows.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. These factors have led to reduced demand of our products and services, particularly for our businesses that service the automotive, oil and gas, commercial aerospace and non-residential construction (infrastructure) sectors. During the second quarter of 2020, our sequential monthly daily tons sold, which excludes our tolling tons, changes were: March to April down 17.4%; April to May up 3.4%; and May to

June up 0.2%. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

The volatility in the market largely due to COVID-19 could result in a material impairment of goodwill or indefinite-lived intangible assets. Continued negative impacts to the markets we service due to COVID-19 or additional stock market volatility could result in a decline in our market capitalization that may result in goodwill and/or indefinite-lived intangible asset impairment charges that could be material.

While most of our facilities continue to operate as essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance, facility closures or work slowdowns or temporary stoppages could occur at all or some of our facilities due to new government regulations, decreased demand for our products and services or otherwise. In many cases, facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Any prolonged slowdown or stoppage at our facilities may adversely affect our business, financial condition and results of operations and such impact may be material. We may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our financial results and customer relationships. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be impacted by individuals contracting or being exposed to COVID-19, and any such impact may be material.

We continue to work with our stakeholders (including customers, employees, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences, including through adjusting our capital allocation priorities to focus on cash preservation. We cannot assure you that we will be successful in any such mitigation efforts. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material. Further deteriorations in economic and public health conditions, as a result of the COVID-19 pandemic or otherwise, could lead to disruptions in our supply chain and metals commodities pricing, a further or prolonged decline in demand for our products, potential closures of additional of our facilities, recognition of additional impairment charges, and otherwise negatively impact our business. We have a substantial amount of indebtedness outstanding, and if we experience continued significant declines in sales as a result of the pandemic, our business may not be able to generate cash flow from operations or access additional borrowings on our revolving credit facility in amounts sufficient to enable us to pay our debts and fund our other liquidity needs. The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets and credit markets, which depending on future developments could impact our capital resources and liquidity in the future. In addition, we may be susceptible to increased litigation related to, among other things, the financial impacts of COVID-19 on our business, our ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the pandemic, or litigation related to individuals contracting COVID-19 as a result of alleged exposures on our premises.

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

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: July 24, 2020	By:	/s/ Karla R. Lewis

Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Vice President and Corporate Controller
(Principal Accounting Officer)