Form 10-Q
period 2020-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2020-10-29
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, 63,756,287 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	September 30,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$591.6	$174.3
Accounts receivable, less allowance for credit losses of $22.8 at September 30, 2020 and $17.8 at December 31, 2019	943.9	1,067.8
Inventories	1,423.0	1,645.7
Prepaid expenses and other current assets	66.6	85.2
Income taxes receivable	6.9	37.2
Total current assets	3,032.0	3,010.2
Property, plant and equipment:
Land	258.2	239.8
Buildings	1,231.9	1,195.1
Machinery and equipment	2,086.9	2,044.4
Accumulated depreciation	(1,777.6)	(1,684.1)
Property, plant and equipment, net	1,799.4	1,795.2

Operating lease right-of-use assets	195.0	201.5
Goodwill	1,924.8	2,003.8
Intangible assets, net	955.8	1,031.1
Cash surrender value of life insurance policies, net	29.6	42.7
Other assets	62.1	46.6
Total assets	$7,998.7	$8,131.1

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$260.0	$275.0
Accrued expenses	103.2	67.4
Accrued compensation and retirement costs	137.5	172.1
Accrued insurance costs	45.2	43.4
Current maturities of long-term debt and short-term borrowings	5.8	64.9
Current maturities of operating lease liabilities	50.2	52.5
Total current liabilities	601.9	675.3
Long-term debt	1,638.3	1,523.6
Operating lease liabilities	145.9	149.5
Long-term retirement costs	87.3	87.0
Other long-term liabilities	32.3	12.3
Deferred income taxes	445.7	469.3
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 63,756 at September 30, 2020 and 66,854 at December 31, 2019	11.1	122.2
Retained earnings	5,125.5	5,189.5
Accumulated other comprehensive loss	(96.8)	(105.1)
Total Reliance stockholders’ equity	5,039.8	5,206.6
Noncontrolling interests	7.5	7.5
Total equity	5,047.3	5,214.1
Total liabilities and equity	$7,998.7	$8,131.1

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$2,085.6	$2,685.9	$6,677.8	$8,526.0

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,409.5	1,871.2	4,606.3	5,990.8
Warehouse, delivery, selling, general and administrative	449.2	518.7	1,410.4	1,582.2
Depreciation and amortization	56.4	54.8	170.8	163.2
Impairment of long-lived assets	10.0	—	107.9	1.2
	1,925.1	2,444.7	6,295.4	7,737.4

Operating income	160.5	241.2	382.4	788.6

Other expense:
Interest expense	15.7	20.5	47.2	68.4
Other expense, net	17.8	2.3	23.1	0.5
Income before income taxes	127.0	218.4	312.1	719.7
Income tax provision	28.7	54.5	70.2	179.9
Net income	98.3	163.9	241.9	539.8
Less: Net income attributable to noncontrolling interests	0.7	1.2	2.4	3.9
Net income attributable to Reliance	$97.6	$162.7	$239.5	$535.9

Earnings per share attributable to Reliance stockholders:
Diluted	$1.51	$2.40	$3.66	$7.90
Basic	$1.53	$2.44	$3.71	$8.01

Shares used in computing earnings per share:
Diluted	64,688	67,704	65,503	67,868
Basic	63,758	66,656	64,578	66,941

Cash dividends per share	$0.625	$0.55	$1.875	$1.65

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$98.3	$163.9	$241.9	$539.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	11.5	(8.7)	(11.2)	(0.7)
Pension and postretirement benefit adjustments, net of tax	15.8	—	19.5	—
Total other comprehensive income (loss)	27.3	(8.7)	8.3	(0.7)
Comprehensive income	125.6	155.2	250.2	539.1
Less: Comprehensive income attributable to noncontrolling interests	0.7	1.2	2.4	3.9
Comprehensive income attributable to Reliance	$124.9	$154.0	$247.8	$535.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2019	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5
Net income	—	—	190.1	—	1.5	191.6
Other comprehensive income	—	—	—	6.8	—	6.8
Stock-based compensation, net	333	(1.3)	—	—	—	(1.3)
Stock options exercised	20	0.8	—	—	—	0.8
Cash dividends — $0.55 per share and dividend equivalents	—	—	(38.2)	—	—	(38.2)
Balance at March 31, 2019	67,235	135.9	4,789.8	(95.9)	9.4	4,839.2
Net income	—	—	183.1	—	1.2	184.3
Other comprehensive income	—	—	—	1.2	—	1.2
Dividends to noncontrolling interest holders	—	—	—	—	(1.7)	(1.7)
Noncontrolling interest purchased	—	—	—	—	(0.4)	(0.4)
Stock-based compensation, net	12	13.8	—	—	—	13.8
Repurchase of common shares	(593)	(50.0)	—	—	—	(50.0)
Cash dividends — $0.55 per share and dividend equivalents	—	—	(36.9)	—	—	(36.9)
Balance at June 30, 2019	66,654	99.7	4,936.0	(94.7)	8.5	4,949.5
Net income	—	—	162.7	—	1.2	163.9
Other comprehensive loss	—	—	—	(8.7)	—	(8.7)
Dividends to noncontrolling interest holders	—	—	—	—	(1.4)	(1.4)
Stock-based compensation, net	2	15.2	—	—	—	15.2
Cash dividends — $0.55 per share and dividend equivalents	—	—	(36.8)	—	—	(36.8)
Balance at September 30, 2019	66,656	$114.9	$5,061.9	$(103.4)	$8.3	$5,081.7

Balance at January 1, 2020	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1
Net income	—	—	61.7	—	1.2	62.9
Other comprehensive loss	—	—	—	(31.4)	—	(31.4)
Noncontrolling interest purchased	—	(6.9)	—	—	(1.1)	(8.0)
Dividend to noncontrolling interest holder	—	—	—	—	(0.5)	(0.5)
Stock-based compensation, net	111	3.8	—	—	—	3.8
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,330)	(119.3)	(180.7)	—	—	(300.0)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.9)	—	—	(41.9)
Balance at March 31, 2020	63,641	0.1	5,028.6	(136.5)	7.1	4,899.3
Net income	—	—	80.2	—	0.5	80.7
Other comprehensive income	—	—	—	12.4	—	12.4
Stock-based compensation, net	13	9.0	—	—	—	9.0
Cash dividends — $0.625 per share and dividend equivalents	—	—	(39.9)	—	—	(39.9)
Balance at June 30, 2020	63,654	9.1	5,068.9	(124.1)	7.6	4,961.5
Net income	—	—	97.6	—	0.7	98.3
Other comprehensive income	—	—	—	27.3	—	27.3
Dividends to noncontrolling interest holders	—	—	—	—	(0.8)	(0.8)
Stock-based compensation, net	104	2.2	—	—	—	2.2
Repurchase of common shares	(2)	(0.2)	—	—	—	(0.2)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.0)	—	—	(41.0)
Balance at September 30, 2020	63,756	$11.1	$5,125.5	$(96.8)	$7.5	$5,047.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$241.9	$539.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	170.8	163.2
Impairment of long-lived assets	107.9	1.2
Provision for uncollectible accounts	8.3	5.2
Deferred income tax benefit	(26.7)	(0.3)
Stock-based compensation expense	29.9	37.3
Postretirement benefit plan settlement expense	19.4	—
Other	10.3	5.2
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	114.4	(14.2)
Inventories	221.9	147.0
Prepaid expenses and other assets	81.9	59.7
Accounts payable and other liabilities	(37.2)	10.0
Net cash provided by operating activities	942.8	954.1

Investing activities:
Purchases of property, plant and equipment	(134.7)	(182.8)
Acquisitions, net of cash acquired	—	(1.0)
Other	7.0	11.9
Net cash used in investing activities	(127.7)	(171.9)

Financing activities:
Net short-term debt borrowings	0.7	—
Proceeds from long-term debt borrowings	1,673.7	742.0
Principal payments on long-term debt	(1,615.4)	(1,304.3)
Debt issuance costs	(6.4)	—
Dividends and dividend equivalents paid	(122.8)	(113.3)
Share repurchases	(300.2)	(50.0)
Noncontrolling interest purchased	(8.0)	—
Other	(16.5)	(13.2)
Net cash used in financing activities	(394.9)	(738.8)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(5.6)
Increase in cash and cash equivalents	417.3	37.8
Cash and cash equivalents at beginning of year	174.3	128.2
Cash and cash equivalents at end of period	$591.6	$166.0

Supplemental cash flow information:
Interest paid during the period	$34.6	$57.2
Income taxes paid during the period, net	$68.3	$173.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results for the full year ending December 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership of the other interest holders of consolidated subsidiaries is reflected as noncontrolling interests. During the nine months ended September 30, 2020, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company, which increased our ownership from 51% to 100%. See Note 10—“Equity” for further discussion of our noncontrolling interest transaction. Our investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

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

Note 3. Acquisitions

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel performs cutting services on its diverse product assortment and provides “in-stock” next day delivery of its products. Sales of Fry Steel were $60.9 million in the nine months ended September 30, 2020.

We funded our 2019 acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

The allocation of the total purchase price of our acquisition of Fry Steel to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$17.1
Accounts receivable	5.7
Inventories	39.3
Property, plant and equipment	29.9
Goodwill	53.6
Intangible assets subject to amortization	26.0
Intangible assets not subject to amortization	30.3
Other current and long-term assets	0.3
Total assets acquired	202.2
Other current and long-term liabilities	8.3
Total liabilities assumed	8.3
Net assets acquired	$193.9

The purchase price allocation for our acquisition of Fry Steel is pending the completion of purchase price adjustments, based on the completion of pre-acquisition period tax returns.

The acquisition of Fry Steel has been accounted for under the acquisition method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at December 31, 2019. The accompanying consolidated statements of income include the revenues and expenses of Fry Steel since its acquisition date. The consolidated balance sheets reflect the allocation of Fry Steel’s purchase price as of September 30, 2020 and December 31, 2019. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocation for the acquisition of Fry Steel, $30.3 million was allocated to the trade name acquired. We determined that the trade name acquired in this acquisition had an indefinite life since its economic life is expected to approximate the life of Fry Steel. Additionally, we recorded an additional identifiable intangible asset related to customer relationships of $26.0 million with a 10.0 year life. The goodwill arising from our acquisition of Fry Steel consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. The goodwill is deductible for income tax purposes.

Note 4. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes and value-added taxes collected from customers are excluded from our reported net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Carbon steel	$1,100.8	$1,416.1	$3,490.8	$4,542.4
Aluminum	394.3	532.4	1,299.9	1,662.6
Stainless steel	341.8	388.7	1,083.1	1,202.4
Alloy	91.0	160.7	342.3	515.0
Toll processing and logistics	105.7	111.8	279.6	343.6
Other and eliminations	52.0	76.2	182.1	260.0
Total	$2,085.6	$2,685.9	$6,677.8	$8,526.0

Note 5. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2020	$2,003.8
Purchase price allocation adjustments	(77.2)
Foreign currency translation loss	(1.8)
Balance at September 30, 2020	$1,924.8

We had no accumulated impairment losses related to goodwill at September 30, 2020.

Note 6. Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2020		December 31, 2019
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.4)	$0.7	$(0.4)
Customer lists/relationships	14.8	624.1	(388.6)	710.1	(438.1)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.5	1.0	(0.9)	1.1	(0.9)
		633.9	(398.0)	720.0	(447.5)
Intangible assets not subject to amortization:
Trade names		719.9	—	758.6	—
		$1,353.8	$(398.0)	$1,478.6	$(447.5)

Intangible assets recorded in connection with our 2019 acquisition of Fry Steel were $56.3 million; $30.3 million was allocated to trade names, which is not subject to amortization, and $26.0 million was allocated to customer lists/relationships, which amortizes over a 10.0 year life.

Amortization expense for intangible assets was $30.3 million and $32.3 million for the nine months ended September 30, 2020 and 2019, respectively. Foreign currency translation losses related to intangible assets, net, were $2.8 million for the nine months ended September 30, 2020 compared to foreign currency translation gains of $1.0 million in the same period in 2019.

In the nine months ended September 30, 2020, we recognized impairment losses of $67.8 million on our trade names and $30.7 million on our customer lists/relationships intangible assets, mainly related to certain of our energy-related businesses. See Note 13—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated future amortization expense for the remaining three months of 2020 and each of the succeeding five years:

(in millions)
2020 (remaining three months)	$9.3
2021	36.5
2022	35.8
2023	31.6
2024	28.1
2025	23.9

Note 7. Debt

Debt consisted of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Unsecured revolving credit facility expiring September 2, 2025	$—	$368.0
Unsecured term loan repaid August 3, 2020	—	465.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due August 15, 2025	400.0	—
Senior unsecured notes due August 15, 2030	500.0	—
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.8	13.3
Total	1,663.8	1,596.3
Less: unamortized discount and debt issuance costs	(19.7)	(7.8)
Less: amounts due within one year and short-term borrowings	(5.8)	(64.9)
Total long-term debt	$1,638.3	$1,523.6

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At September 30, 2020, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility and term loan were 3.69% and 2.80% as of December 31, 2019, respectively. As of September 30, 2020, we had no outstanding borrowings, $37.1 million of letters of credit issued and $1.46 billion available for borrowing on the revolving credit facility.

Senior Unsecured Notes

On November 20, 2006, we entered into an indenture (the “2006 Indenture”) for the issuance of $600.0 million of unsecured debt securities. The total issuance was comprised of (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, which matured and were repaid on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture”) for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.

On August 3, 2020, we entered into an indenture (the “2020 Indenture” and, together with the 2013 Indenture and 2016 Indenture, the “Indentures”) for the issuance of $900.0 million of unsecured debt securities. The total issuance was comprised of (a) $400.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 1.30% per annum, maturing on August 15, 2025 and (b) $500.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 2.15% per annum, maturing on August 15, 2030.

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

Other Notes and Revolving Credit Facilities

A revolving credit facility with a credit limit of $8.0 million is in place for an operation in Asia with an outstanding balance of $5.2 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively.

Various industrial revenue bonds had combined outstanding balances of $8.6 million as of September 30, 2020 and $9.0 million as of December 31, 2019, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at September 30, 2020.

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

The following is a summary of our lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)		(in millions)
Operating lease cost	$20.4	$20.9	$61.9	$62.8

Supplemental cash flow and balance sheet information is presented below:

	Nine Months Ended
	September 30,
	2020	2019

	(in millions)
Supplemental cash flow information
Cash payments for operating leases	$61.5	$62.6
Right-of-use assets obtained in exchange for operating lease obligations	$35.8	$53.2

	September 30,	December 31,
	2020	2019
Other lease information
Weighted average remaining lease term—operating leases	6.0 years	5.6 years
Weighted average discount rate—operating leases	4.0%	4.3%

Maturities of operating lease liabilities as of September 30, 2020 are as follows:

(in millions)
2020 (remaining three months)	$15.4
2021	54.1
2022	42.5
2023	33.3
2024	26.1
Thereafter	55.0
Total operating lease payments	226.4
Less: imputed interest	(30.3)
Total operating lease liabilities	$196.1

Note 9.  Income Taxes

Our effective income tax rates for the third quarter and nine months ended September 30, 2020 were 22.6% and 22.5%, respectively, compared to 25.0% for the comparable 2019 periods. The declines in our effective income tax rates were mainly due to our lower income levels. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

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

Note 10. Equity

Dividends

On October 20, 2020, our Board of Directors declared the 2020 fourth quarter cash dividend of $0.625 per share of common stock, payable on December 4, 2020 to stockholders of record as of November 20, 2020.

During the third quarters of 2020 and 2019, we declared and paid quarterly dividends of $0.625 and $0.55 per share, or $39.8 million and $36.7 million in total, respectively. During the nine months ended September 30, 2020 and 2019, we declared and paid quarterly dividends of $1.875 and $1.65 per share, or $120.7 million and $110.6 million in total, respectively. In addition, we paid $2.1 million and $2.7 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the nine months ended September 30, 2020 and 2019, respectively.

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

In the nine months ended September 30, 2020 and 2019, we made payments of $14.9 million and $9.6 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of September 30, 2020 and changes during the nine-month period then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2020	859,005	$86.40
Granted(1)	540,547	82.81
Vested	(4,925)	85.40
Cancelled or forfeited	(25,466)	85.39
Unvested at September 30, 2020	1,369,161	$85.01
Shares reserved for future grants (all plans)	2,104,770
(1)	Comprised of 330,144 service-based RSUs and 210,403 performance-based RSUs granted in March 2020 with a fair value of $82.81 per RSU. The service-based RSUs cliff vest on December 1, 2022 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2022.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of September 30, 2020, we had authorization under the plan to repurchase approximately 3.1 million shares, or about 5% of our current outstanding shares. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. During the third quarter of 2020, we repurchased 2,466 shares at an average cost of $100.00 per share, for a total of $0.2 million, compared to no repurchases in the third quarter of 2019. In the nine months ended September 30, 2020, we repurchased approximately 3.3 million shares at an average cost of $90.10, for a total of $300.2 million, compared to repurchases of approximately 0.6 million shares at an average cost of $84.33 per share, for a total of $50.0 million, in the same period in 2019.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2020	$(64.4)	$(40.7)	$(105.1)
Current-period change	(11.2)	19.5	8.3
Balance as of September 30, 2020	$(75.6)	$(21.2)	$(96.8)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $4.5 million and $7.9 million as of September 30, 2020 and December 31, 2019, respectively. Income tax effects are released from accumulated other comprehensive loss as defined benefit plan and supplemental executive retirement plan obligations are settled.

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

Note 12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$97.6	$162.7	$239.5	$535.9
Denominator:
Weighted average shares outstanding	63,758	66,656	64,578	66,941
Dilutive effect of stock-based awards	930	1,048	925	927
Weighted average diluted shares outstanding	64,688	67,704	65,503	67,868

Earnings per share attributable to Reliance stockholders:
Diluted	$1.51	$2.40	$3.66	$7.90
Basic	$1.53	$2.44	$3.71	$8.01

Potentially dilutive securities were not significant for the third quarters of 2020 and 2019. The computations of earnings per share for the nine months ended September 30, 2020 and 2019 do not include 244,006 and 234,429 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

Note 13.  Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $157.7 million in the nine months ended September 30, 2020, which was mainly comprised of a $137.5 million impairment and restructuring charge recognized during the first quarter of 2020 due to our reduced long-term outlook for our businesses serving the energy market and charges at certain of our other businesses for which our outlook has turned negative based on the continued impacts from COVID-19.

The impairment and restructuring charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Intangible assets, net	$9.5	$—	$98.5	$—
Property, plant and equipment	0.5	—	9.2	1.2
Operating lease right-of-use assets	—	—	0.2	—
Total impairment charges	10.0	—	107.9	1.2
Restructuring––cost of sales	(0.2)	—	39.6	—
Restructuring––warehouse, delivery, selling, general and administrative expense	4.8	—	10.2	—
Total impairment and restructuring charges	$14.6	$—	$157.7	$1.2

The 2020 property, plant and equipment and restructuring – cost of sales charges relate to the closure of certain locations where we anticipated losses on the disposition of certain real property, machinery and equipment and inventories. The measurement of the intangible assets at fair value was determined using discounted cash flow techniques. The use of discounted cash flow models requires significant judgment and requires the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflect the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and natural gas and aerospace industries based on the best information available in the circumstances.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry, our end markets, our business strategies and our expectations concerning future demand and our results of operations, margins, profitability, impairment and restructuring charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring or cash-preservation initiatives, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic and changes in worldwide and U.S. economic conditions that materially impact our customers and the demand for our products and services. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted, including the duration of the outbreak, new information which may emerge concerning the severity or duration of the COVID-19 pandemic, the actions taken to control the spread of COVID-19 or treat its impact, and changes in worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of COVID-19 or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A “Risk Factors,” and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC as updated in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in other documents Reliance files or furnishes with the SEC. As a result, these statements speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC.

Overview

Our financial results in the third quarter of 2020 continued to demonstrate the strength and resiliency of our business model despite the challenging economic circumstances experienced during the period.

Certain key financial results for the third quarter and nine months ended September 30, 2020 included the following (dollars are shown in millions):

●	Net sales of $2.09 billion in the third quarter of 2020, down $600.3 million, or 22.4%, from $2.69 billion in the third quarter of 2019. Net sales of $6.68 billion in the nine months ended September 30, 2020, down $1.85 billion, or 21.7%, from $8.53 billion in the same period in 2019;

●	Gross profit margin of 32.4% in the third quarter of 2020 compared to 30.3% in the third quarter of 2019. Our third quarter of 2020 gross profit margin of 32.4% equaled our quarterly record set in the fourth quarter of 2019. Gross profit margin of 31.0% (or 31.6%, excluding the impact of $39.6 million of restructuring charges) in the nine months ended September 30, 2020 compared to 29.7% in the same period in 2019;

●	Pretax income of $127.0 million in the third quarter of 2020, down $91.4 million, or 41.8%, from $218.4 million in the third quarter of 2019. Pretax income of $312.1 million in the nine months ended September 30, 2020, down $407.6 million, or 56.6%, from $719.7 million in the same period in 2019. Pretax income margins of 6.1% and 4.7% in the third quarter and nine months ended September 30, 2020 compared to 8.1% and 8.4% in the same periods in 2019, respectively. Pretax income in the third quarter and nine months ended September 30, 2020 included $31.0 million and $178.9 million of non-recurring charges, respectively, that decreased our pretax income margins 1.5 and 2.7 percentage points, respectively; and

●	Earnings per diluted share of $1.51 for the third quarter of 2020, down $0.89, or 37.1%, from $2.40 in the third quarter of 2019. Earnings per diluted share of $3.66 for the nine months ended September 30, 2020, down $4.24, or 53.7%, from $7.90 in the same period in 2019. The impairment and restructuring charges and other non-recurring items noted above decreased earnings per diluted share by $0.36 and $2.05 in the third quarter and nine months ended September 30, 2020, respectively.

Our net sales were lower in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 due to lower tons sold and lower average selling prices per ton sold as a result of the impacts of COVID-19 on nearly all of the end markets we serve.

We experienced improving demand in nearly all of the end markets we serve in the third quarter of 2020 compared to the second quarter of 2020 as the economy continued to slowly reopen following COVID-19-related shutdowns and project delays.

Demand for the toll processing services we provide to the automotive market rebounded significantly with our toll processing volumes increasing 81.5% in the third quarter of 2020 from the lows experienced in the second quarter of 2020, as many automotive original equipment manufacturers (“OEMs”) and steel and aluminum mills supplying the automotive industry re-opened following COVID-19-related shutdowns. Despite normal seasonal customer shutdowns and vacation schedules in the third quarter of 2020, we saw improved demand levels in most of our other end markets, with the most notable strength in non-residential construction, our largest end market, during the third quarter of 2020 as compared to the second quarter of 2020 as the economy continued to slowly re-open following COVID-19-related shutdowns and project delays. However, the commercial aerospace market, which represents about half of our aerospace end market exposure, declined further in the third quarter of 2020 compared to the second quarter of 2020 as reduced air travel persisted and commercial airplane build rates remained at low levels. Demand in the other segments of the aerospace market we serve, which include military, defense and space, remained strong. As a result of the continuing decline in commercial airplane build rates that informed our negative outlook for certain of our businesses that serve the commercial aerospace market, we closed some facilities, further reduced our workforce, and recorded impairment and restructuring charges in the third quarter of 2020.

Our strong gross profit margins in the third quarter and nine months ended September 30, 2020 were supported by our investments in value-added processing equipment during the past several years and the outstanding performance by our managers in the field who, despite the challenging circumstances, continued to maintain pricing discipline by focusing on  specialty products and higher margin orders.

In the third quarter of 2020, we strengthened our liquidity position and extended our debt maturity profile through a $900.0 million senior notes offering and amendment and restatement of our $1.5 billion credit agreement. We used a portion of the proceeds from the notes offering to repay all outstanding borrowings under our revolving credit facility and term loan. As of September 30, 2020, we had no outstanding borrowings on our credit agreement and a net debt-to-total capital ratio of 17.3%, down significantly from 21.4% as of December 31, 2019, and significantly below our historical range of 30% to 40%.

Our same-store SG&A expense in the third quarter and nine months ended September 30, 2020 declined $74.0 million, or 14.3%, and $186.5 million, or 11.8%, respectively, from the same periods in 2019 mainly due to our temporary and permanent workforce reduction actions in response to lower demand levels and decreases in incentive compensation attributable to COVID-19. Our same-store SG&A expenses as a percentage of sales during the 2020 periods increased from the 2019 periods due to our lower sales levels.

During the third quarter of 2020, we recorded impairment and restructuring charges of $14.6 million mainly related to continued COVID-19 downsizing at certain of our businesses, our revised negative outlook for certain businesses serving the commercial aerospace market and planned facility closures. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

In the third quarter of 2020, we increased our 2020 capital expenditure budget from approximately $190 million to approximately $270 million in response to opportunities to better serve our customers, including the expansion of our tolling capabilities, and to maintain and upgrade our metal processing equipment. As a result of our quick actions in response to the pandemic, we generated strong cash flow from operations during the first nine months of 2020 of $942.8 million, which was slightly less than the $954.1 million we generated in the same period of the prior year, and free cash flow (cash flow from operations less capital expenditures of $134.7 million) of $808.1 million that increased $36.8 million, or 4.8%, from $771.3 million in first nine months of 2019. We also remain committed to concurrently making investments that support the long-term growth and sustainability of our company as well as continuing to provide returns to our stockholders. We believe our sources of liquidity and access to capital markets will continue to be adequate for the foreseeable future to maintain operations, finance strategic growth initiatives, pay dividends, and execute opportunistic purchases under our share repurchase program.

We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business, but given the dynamic nature of these unprecedented circumstances, we cannot reasonably estimate the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, when-needed delivery and significant value-added processing capabilities along with our wide geographic footprint will enable us to persevere during these difficult and uncertain times. We believe that these business model characteristics combined with pricing discipline and our strategy of concentrating on higher margin business differentiate us from our industry peers and will allow us to continue achieving industry-leading results.

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

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel performs cutting services on its diverse product assortment and provides “in-stock” next day delivery of its products. Sales of Fry Steel were $60.9 million in the nine months ended September 30, 2020.

We funded our 2019 acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

Results of Operations

The following table sets forth certain income statement data for the three-month and nine-month periods ended September 30, 2020 and 2019 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$2,085.6	100.0%	$2,685.9	100.0%	$6,677.8	100.0%	$8,526.0	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	1,409.5	67.6	1,871.2	69.7	4,606.3	69.0	5,990.8	70.3
Gross profit(2)	676.1	32.4	814.7	30.3	2,071.5	31.0	2,535.2	29.7
Warehouse, delivery, selling, general and administrative expense ("SG&A")	449.2	21.5	518.7	19.3	1,410.4	21.1	1,582.2	18.6
Depreciation expense	47.0	2.3	44.0	1.6	140.5	2.1	130.9	1.5
Amortization expense	9.4	0.5	10.8	0.4	30.3	0.5	32.3	0.4
Impairment of long-lived assets	10.0	0.5	—	—	107.9	1.6	1.2	—
Operating income	$160.5	7.7%	$241.2	9.0%	$382.4	5.7%	$788.6	9.2%
(1)	Cost of sales in the nine months ended September 30, 2020 included ($0.2) million and $39.6 million net inventory provisions relating to the planned closure of certain operations in the third quarter and nine months ended September 30, 2020, respectively.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Third Quarter and Nine Months Ended September 30, 2020 Compared to Third Quarter and Nine Months Ended September 30, 2019

Net Sales

	September 30,		Dollar	Percentage
	2020	2019	Change	Change

	(dollars in millions)
Net sales (three months ended)	$2,085.6	$2,685.9	$(600.3)	(22.4)%
Net sales (nine months ended)	$6,677.8	$8,526.0	$(1,848.2)	(21.7)%
Net sales, same-store (three months ended)	$2,068.4	$2,685.9	$(617.5)	(23.0)%
Net sales, same-store (nine months ended)	$6,616.8	$8,526.0	$(1,909.2)	(22.4)%

	September 30,		Tons	Percentage
	2020	2019	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,283.5	1,476.6	(193.1)	(13.1)%
Tons sold (nine months ended)	3,964.1	4,485.9	(521.8)	(11.6)%
Tons sold, same-store (three months ended)	1,282.2	1,476.6	(194.4)	(13.2)%
Tons sold, same-store (nine months ended)	3,959.6	4,485.9	(526.3)	(11.7)%

	September 30,		Price	Percentage
	2020	2019	Change	Change
Average selling price per ton sold (three months ended)	$1,609	$1,807	$(198)	(11.0)%
Average selling price per ton sold (nine months ended)	$1,680	$1,890	$(210)	(11.1)%
Average selling price per ton sold, same-store (three months ended)	$1,597	$1,807	$(210)	(11.6)%
Average selling price per ton sold, same-store (nine months ended)	$1,667	$1,890	$(223)	(11.8)%

Same-store amounts exclude the results of our 2019 acquisition.

Tons sold exclude the processing volumes at our tolling operations.

Our net sales were lower in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 due to lower tons sold and lower average selling prices per ton sold.

Our same-store tons sold decreased 13.2% and 11.7% in the third quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, despite one additional shipping day in the 2020 nine-month period, due to the significant decline in demand for the products we sell as a result of COVID-19.

Demand in the automotive end market (which we serve primarily through our toll processing operations in the U.S. and Mexico) rebounded significantly in the third quarter of 2020 as automotive OEMs and steel and aluminum mills continued to increase production following COVID-19-related shutdowns in the second quarter of 2020. Demand in non-residential construction (including infrastructure), our largest end market served, continued to grow slowly in the third quarter of 2020 due to new projects and continuation of projects that had been previously put on hold. In the aerospace end market, demand in the military, defense and space portions of the market remained strong; however commercial aerospace demand continued to decline as a direct result of reduced air travel due to COVID-19. Demand in heavy industry for both agricultural and construction equipment were at levels consistent with the second quarter of 2020 and production schedules in some areas have steadily increased following customer re-openings from COVID-19-related shutdowns. Demand for the products we sell to the energy (oil and natural gas) end market remained under considerable pressure during the third quarter of 2020. During the third quarter of 2020, our tons sold increased 5.9% compared to the second quarter of 2020. However, our third quarter of 2020 same-store tons sold were still down 12.6% and 13.2% compared to pre-pandemic levels in the first quarter of 2020 and the third quarter of 2019, respectively. Our tons sold are expected to decline in the fourth quarter of 2020 compared to the third quarter of 2020 due to normal seasonal factors, including fewer shipping days; however, based on current trends, we expect overall demand in the fourth quarter of 2020 to slowly improve.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold declined in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019, mainly due to mill price decreases on many of the carbon steel products we sell. In addition, the decline in our same-store average selling price per ton sold in third quarter of 2020 compared to the third quarter of 2019 was due to shifts in our product mix with sales of higher-priced products to the commercial aerospace market representing a smaller percentage of our tons sold in the third quarter of 2020 compared to the third quarter of 2019. Our same-store average selling price per ton sold has declined sequentially for the past eight quarters. As carbon steel sales represent approximately 51% of our gross sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold

	(percentage change)		(percentage change)
Carbon steel	(11.3)%	(11.3)%	(14.1)%	(14.1)%
Aluminum	(10.5)%	(10.5)%	(8.6)%	(8.6)%
Stainless steel	(2.3)%	(4.1)%	(2.4)%	(4.4)%
Alloy	(3.3)%	(8.0)%	(1.4)%	(5.8)%

Cost of Sales

	September 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$1,409.5	67.6%	$1,871.2	69.7%	$(461.7)	(24.7)%
Cost of sales (nine months ended)	$4,606.3	69.0%	$5,990.8	70.3%	$(1,384.5)	(23.1)%

The decreases in cost of sales in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 are mainly due to lower tons sold and lower average costs per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales included ($0.2) million and $39.6 million net inventory provisions relating to the planned closure of certain operations in the third quarter and nine months ended September 30, 2020, respectively. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 restructuring charges.

In addition, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $12.5 million   and $37.5 million in the third quarter and nine months ended September 30, 2020, respectively, compared to credits, or income, of $40.0 million and $75.0 million in the same periods in 2019, respectively. At September 30, 2020, our LIFO reserve was $100.1 million.

Gross Profit

	September 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit (three months ended)	$676.1	32.4%	$814.7	30.3%	$(138.6)	(17.0)%
Gross profit (nine months ended)	$2,071.5	31.0%	$2,535.2	29.7%	$(463.7)	(18.3)%

Our strong gross profit margin continues to benefit from the increases in the percentage of our orders that include value-added processing supported by our ongoing investments in processing equipment in recent years. The ($0.2) million and $39.6 million net inventory provisions in the third quarter and nine months ended September 30, 2020, respectively, reduced our gross profit margin 0.6 percentage points in the nine-month period. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	September 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$449.2	21.5%	$518.7	19.3%	$(69.5)	(13.4)%
SG&A expense (nine months ended)	$1,410.4	21.1%	$1,582.2	18.6%	$(171.8)	(10.9)%
SG&A expense, same-store (three months ended)	$444.7	21.5%	$518.7	19.3%	$(74.0)	(14.3)%
SG&A expense, same-store (nine months ended)	$1,395.7	21.1%	$1,582.2	18.6%	$(186.5)	(11.8)%
Depreciation & amortization expense (three months ended)	$56.4	2.7%	$54.8	2.0%	$1.6	2.9%
Depreciation & amortization expense (nine months ended)	$170.8	2.6%	$163.2	1.9%	$7.6	4.7%
Impairment of long-lived assets (three months ended)	$10.0	0.5%	$—	—%	$10.0	*
Impairment of long-lived assets (nine months ended)	$107.9	1.6%	$1.2	—%	$106.7	*

* Percentage data not meaningful.

Same-store amounts exclude the results of our 2019 acquisition.

Our same-store SG&A expenses were lower in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 mainly due to decreases in incentive compensation related to lower profitability levels, lower employee-related expenses due to temporary and permanent workforce reductions in response to lower activity levels due to COVID-19 and decreases in certain warehouse and delivery expenses that were lower due to our lower tons sold that offset the impact of general inflation. Our SG&A expenses as a percentage of sales increased in the 2020 periods compared to the same periods in 2019 due to our lower sales levels.

In the nine months ended September 30, 2020, we recorded $67.8 million of impairment charges on our intangibles with indefinite lives and $30.7 million of impairment charges on our long-lived assets. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment charges.

Operating Income

	September 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$160.5	7.7%	$241.2	9.0%	$(80.7)	(33.5)%
Operating income (nine months ended)	$382.4	5.7%	$788.6	9.2%	$(406.2)	(51.5)%

The decreases in our operating income in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 were mainly due to lower gross profit, resulting from significantly lower sales levels offset by higher gross profit margins, and impairment and restructuring charges that were partially offset by lower SG&A expenses. The decreases in our operating income margins in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 were due to our significantly lower sales levels that increased our SG&A expenses as a percentage of sales, despite significant decreases in our SG&A expenses, and impairment and restructuring charges that were partially offset by higher gross profit margins. Impairment and restructuring charges of $14.6 million and $157.7 million in the third quarter and nine months ended September 30, 2020 reduced our operating margins 0.7 and 2.4 percentage points, respectively. See Note 13 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense

	September 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Interest expense (three months ended)	$15.7	0.8%	$20.5	0.8%	$(4.8)	(23.4)%
Interest expense (nine months ended)	$47.2	0.7%	$68.4	0.8%	$(21.2)	(31.0)%
Other expense, net (three months ended)	$17.8	0.9%	$2.3	0.1%	$15.5	*
Other expense, net (nine months ended)	$23.1	0.3%	$0.5	—%	$22.6	*

* Percentage data not meaningful.

Interest expense was lower in the third quarter and nine months ended September 30, 2020 due to lower interest rates on decreased borrowing levels on our term loan and revolving credit facility. See Note 7 — “Debt” of our Unaudited Consolidated Financial Statements for further information on our third quarter of 2020 issuance of unsecured debt securities, the amendment and restatement of our credit agreement, and the interest rates on our borrowings.

The changes in other expense, net in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 were mainly due to postretirement benefit plan settlement charges of $14.6 million and $19.4 million in the respective 2020 periods.

Income Tax Rate

Our effective income tax rates for the third quarter and nine months ended September 30, 2020 were 22.6% and 22.5%, respectively, compared to 25.0% for the comparable 2019 periods. The declines in our effective income tax rates were mainly due to our lower income levels. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

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

Net Income

	September 30,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance (three months ended)	$97.6	4.7%	$162.7	6.1%	$(65.1)	(40.0)%
Net income attributable to Reliance (nine months ended)	$239.5	3.6%	$535.9	6.3%	$(296.4)	(55.3)%

The decrease in our net income and net income margins in the third quarter and nine months ended September 30, 2020 compared to the same periods in 2019 were mainly due to our decreased operating income and operating income margins, as discussed above, offset by lower effective income tax rates. Impairment and restructuring charges and other non-recurring expenses in the third quarter and nine months ended September 30, 2020 lowered our net income margins by 1.1% and 2.0%, respectively, compared to the same periods in 2019.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $942.8 million in the nine months ended September 30, 2020 decreased slightly from $954.1 million in the same period in 2019. Our relatively flat operating cash flow was mainly the result of our lower net income offset by increases in non-cash impairment of long-lived asset charges and decreased working capital investment (primarily accounts receivable and inventory less accounts payable) in the nine months ended September 30, 2020. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At September 30, 2020 and 2019, our days sales outstanding rate was 42.4 days and 42.5 days, respectively. Our inventory turn rate (based on tons) during the nine months ended September 30, 2020 was 4.7 times (or 2.6 months on hand), compared to 4.4 times (or 2.7 months on hand) for the same period in 2019.

Income taxes paid were $68.3 million in the nine months ended September 30, 2020, a significant decrease from $173.7 million in the nine months ended September 30, 2019. The decrease is mainly due to the utilization of tax overpayments for the 2019 tax year that lowered taxes paid in the nine months ended September 30, 2020, and lower estimated taxable income for 2020 compared to 2019.

Investing Activities

Net cash used in investing activities was $127.7 million in the nine months ended September 30, 2020 compared to $171.9 million used in the same period in 2019 and was substantially comprised of our capital expenditures. Capital expenditures were $134.7 million in the nine months ended September 30, 2020 compared to $182.8 million in the same period in 2019. In the third quarter of 2020, we increased our 2020 capital expenditure budget from approximately $190 million to approximately $270 million in response to opportunities to better service our customers. The majority of our 2020 and 2019 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $394.9 million in the nine months ended September 30, 2020 decreased significantly from $738.8 million net cash used in the nine months ended September 30, 2019, mainly due to our third quarter of 2020 issuance of unsecured debt securities offset by increased share repurchases. Net debt borrowings in the nine months ended September 30, 2020 were $59.0 million compared to net debt repayments of $562.3 million in the nine months ended September 30, 2019. In the third quarter of 2020, net proceeds of $891.7 million from our issuance of $900.0 million of unsecured debt securities were partially used to repay $735.0 million of outstanding borrowings under our existing credit agreement as of June 30, 2020. In the nine months ended September 30, 2020, we repurchased a total $300.2 million of our common stock compared to $50.0 million in the nine months ended September 30, 2019.

On October 20, 2020, our Board of Directors declared the 2020 fourth quarter cash dividend of $0.625 per share. We have increased our quarterly dividend 27 times since our IPO in 1994, with the most recent increase of 13.6% from $0.55 per share to $0.625 per share effective in the first quarter of 2020. We have never reduced or suspended our dividend and have paid regular quarterly dividends to our stockholders for 61 consecutive years.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. In the third quarter of 2020, we repurchased 2,466 shares at an average cost of $100.00 per share, for a total of $0.2 million, and in the nine months ended September 30, 2020, we repurchased approximately 3.3 million shares at an average cost of $90.10, for a total of $300.2 million. As of September 30, 2020, we had authorization under the plan to repurchase approximately 3.1 million shares, or about 5% of our current outstanding shares. From the inception of the plan in 1994 through September 30, 2020, we have repurchased approximately 32.5 million shares at an average cost of $47.58 per share. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations, cash on hand and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2020 was $1.66 billion, compared to $1.60 billion at December 31, 2019. As of September 30, 2020, we had no outstanding borrowings, $37.1 million of letters of credit issued and $1.46 billion available for borrowing on the revolving credit facility. As of September 30, 2020, we had $591.6 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 17.3%, down significantly from 21.4% as of December 31, 2019.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At September 30, 2020, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

A revolving credit facility with a credit limit of $8.0 million is in place for an operation in Asia with an outstanding balance of $5.2 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively.

Capital Resources

On November 20, 2006, we entered into an indenture (the “2006 Indenture”) for the issuance of $600.0 million of unsecured debt securities. The total issuance was comprised of (a) $350.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.20% per annum, which matured and were repaid on November 15, 2016 and (b) $250.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.85% per annum, maturing on November 15, 2036.

On April 12, 2013, we entered into an indenture (the “2013 Indenture”) for the issuance of $500.0 million aggregate principal amount of senior unsecured notes at the rate of 4.50% per annum, maturing on April 15, 2023.

On August 3, 2020, we entered into an indenture (the “2020 Indenture” and, together with the 2013 Indenture and 2016 Indenture, the “Indentures”) for the issuance of $900.0 million of unsecured debt securities. The total issuance was comprised of (a) $400.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 1.30% per annum, maturing on August 15, 2025 and (b) $500.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 2.15% per annum, maturing on August 15, 2030.

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

Various industrial revenue bonds had combined outstanding balances of $8.6 million as of September 30, 2020 and $9.0 million as of December 31, 2019, and have maturities through 2027.

As of September 30, 2020, we had $912.7 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 2, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We have taken steps to mitigate the impact of COVID-19 on our business. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares. Additionally, based on current market conditions, we believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

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

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended September 30, 2020 was 12.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of September 30, 2020, calculated in accordance with the terms of the Credit Agreement, was 25.9% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, minus the lesser of cash held by our domestic subsidiaries and $200.0 million, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2020 and December 31, 2019, we were contingently liable under standby letters of credit in the aggregate amount of $28.4 million. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of September 30, 2020, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.92 billion at September 30, 2020, or approximately 24% of total assets and 38% of total equity. Additionally, other intangible assets, net amounted to $955.8 million at September 30, 2020, or approximately 12% of total assets and 19% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In the nine months ended September 30, 2020, we recorded impairment losses of $67.8 million on our intangible assets with indefinite lives and $30.7 million on our intangible assets subject to amortization. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our impairment charges.

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

Website Disclosure

The Company may use its website as a distribution channel of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://investor.rsac.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at https://investor.rsac.com.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 11—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

We are supplementing and amending the risk factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as updated in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 with the additional risk factor set forth below, which supplements, amends and to the extent inconsistent, supersedes such risk factors.

The COVID-19 global pandemic may materially and adversely impact our business, financial condition, results of operations and cash flows.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. These factors have led to reduced demand of our products and services, particularly for our businesses that service the automotive, oil and gas, commercial aerospace and non-residential construction (infrastructure) sectors. During the third quarter of 2020, our tons sold increased 5.9% compared to the second quarter of 2020. However, our third quarter of 2020 same-store tons sold were still down 12.6% and 13.2% compared to pre-pandemic levels in the first quarter of 2020 and the third quarter of 2019, respectively. Our tons sold are expected to decline in the fourth quarter of 2020 compared to the third quarter of 2020 due to the continued impact of COVID-19, and normal seasonal factors, including fewer shipping days. In addition, during the third quarter of 2020, we recorded impairment and restructuring charges of $14.6 million mainly related to continued COVID-19 downsizing at certain of our businesses, our revised negative outlook for certain businesses serving the commercial aerospace market and planned facility closures. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the duration of the current economic contraction and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

The volatility in the market largely due to COVID-19 has resulted, and could continue to result, in a material impairment of goodwill or indefinite-lived intangible assets. Continued negative impacts to the markets we service due to COVID-19 or additional stock market volatility could result in a decline in our market capitalization that may result in goodwill and/or indefinite-lived intangible asset impairment charges that could be material.

While most of our facilities continue to operate as essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance, facility closures or work slowdowns or temporary stoppages could occur at all or some of our facilities due to new government regulations, decreased demand for our products and services or otherwise. In many cases, our facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term adverse impact on our business. Any prolonged slowdown or stoppage at our facilities may adversely affect our business, financial condition and results of operations and such impact may be material. We may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our financial results and customer relationships. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be impacted by individuals contracting or being exposed to COVID-19, and any such impact may be material.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the third quarter of 2020 were made in the open market pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934. Our share repurchase activity for the third quarter of 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
July 1 - July 31, 2020	—	$—	—	3,103,997
August 1 - August 31, 2020	—	$—	—	3,103,997
September 1 - September 30, 2020	2,466	$100.00	2,466	3,101,531
Total	2,466	$100.00	2,466
(1)	Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on October 20, 2015. On October 23, 2018, our Board of Directors amended our share repurchase plan increasing by 5,000,000 shares the total number of shares authorized to be repurchased and extending the duration of the program through December 31, 2021. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

4.1

Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Reliance Steel & Aluminum Co. on August 3, 2020).

4.2

First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Reliance Steel & Aluminum Co. on August 3, 2020).

10.1

Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Reliance Steel & Aluminum Co. on September 10, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: October 29, 2020	By:	/s/ Karla R. Lewis

Karla R. Lewis
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Vice President and Corporate Controller
(Principal Accounting Officer)