Form 10-K
period 2020-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2021-02-25
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2020 was approximately $6,000,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. As of February 19, 2021, 63,601,902 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of stockholders to be held on May 19, 2021 are incorporated by reference into Part III of this report. The Proxy Statement for the 2021 annual meeting will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metals pricing and our results of operations, margins, profitability, impairment charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors may affect the accuracy of our forward-looking information. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring or cash-preservation initiatives, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic and changes in worldwide and U.S. economic conditions that materially impact our customers and the demand for our products and services. The extent to which the COVID-19 pandemic will continue to negatively impact our operations will depend on future developments which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak, any reemergence or mutations of the virus, the actions taken to control the spread of COVID-19 or treat its impact, including the speed and effectiveness of vaccination efforts, and direct and indirect effects of the virus on worldwide and U.S. economic conditions. Further deteriorations in economic conditions, as a result of COVID-19 or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

ii

PART I

Item 1.  Business

We are a leading diversified metal solutions provider and the largest metals service center company in North America (U.S. and Canada), serving our customers for more than 80 years. Through a network of approximately 300 locations in 40 U.S. states and in 13 countries outside the U.S., Reliance provides value-added metals processing services and distributes a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. We focus on small orders with quick turnaround and increasing levels of value-added processing. We have made significant investments in our businesses in recent years, including investments in advanced, start-of-the-art value-added processing equipment to better service our customers that has led significant improvements in our gross profit margin and pretax income margin.

In 2020, our results included net sales of $8.81 billion, net income attributable to Reliance of $369.1 million, earnings per diluted share of $5.66. Our 2020 operating results were materially and adversely impacted by the effects of the COVID-19 pandemic. However, despite the challenging operating environment, we generated a record annual gross profit margin of 31.5% while our tons sold and average selling price per ton sold declined 10.8% and 9.6%, respectively. Our strong  cash flow from operations of $1.17 billion declined 9.9% from our record cash flow from operations in 2019 of $1.30 billion. We believe the strength and resiliency of our business model is demonstrated by our ability to generate strong gross profit margins and cash flow during periods of both increasing and declining metals pricing and economic strength and weakness.

We have made significant investments in our business through nearly $1 billion of capital expenditures over the past five years. In 2020, we performed value-added processing on 49% of the orders we shipped, significantly higher than our historical rate of approximately 40%. These significant investments have expanded our value added processing capabilities that our managers in the field have successfully leveraged to increase the percentage of our orders with value added processing, which has significantly contributed to our record gross profit margin of 31.5% that is 640 basis points higher than our gross profit margin of 25.1% in 2014. Our average order size in 2020 was $1,910 and approximately 40% of our orders were delivered within 24 hours from receipt of the order.

Reliance has a proud heritage and demonstrated commitment to ethical business practices, sustainability and community engagement.

Our primary business strategy is to provide the highest levels of quality and service to our customers in the most efficient operational manner, allowing us to maximize our financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification. We continue to increase the proportion of our total sales that come from higher margin orders generated by our value-added metal processing capabilities (including toll processing) that we continue to expand, which can reduce the volatility in our profitability ratios during periods of unfavorable metals demand and/or pricing. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and other resources to promote growth and efficiencies. We believe our focused growth strategy of diversifying our products, customers and geographic locations and increasing the level of value-added services we provide our customers makes us less vulnerable to regional or industry-specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and cyclicality of our customer end markets, as well as general economic trends. We also believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy have been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America.

We have one operating segment and one reportable segment — metals service centers. Further information about our reportable segment, including geographic information, appears in Note 18 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers, which we also refer to as mills, and then process these materials to meet customer specifications using techniques such as beam, bar, pipe and tube cutting; bending, forming and shaping; coil and flat roll processing; plate and sheet cutting; machining and various other specialized services such as laser cutting, fabricating, and electropolishing, among others. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

Customers purchase from service centers for a variety of reasons, including the ability to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on when-needed inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments. We believe that many customers have also reduced their in-house processing capabilities, opting to source processed metal from service centers like us. We believe that such customer practices benefit metals services centers and we have invested significantly in innovative, state-of-the-art processing equipment in recent years. These investments have increased our ability to raise our selling prices and increase our gross profit margins as we provide higher quality products and increase the efficiency of our customers’ manufacturing operations.

The processing services we provide save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high utilization to be cost effective. Many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to efficiently and effectively perform metal processing for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to a September 2020 report on the metals wholesaling industry issued by IBISWorld Inc., a global intelligence publication.

We believe that metals service centers are generally less susceptible to market cycles than metals producers because service centers are generally able to pass on all or a portion of increases in metal costs to their customers, unless they are selling to their customers on a fixed-price contractual basis. We believe that we are generally less vulnerable to changing metals prices than the metals producers due to our minimal contract sales and emphasis on rapid inventory turnover. However, fluctuations in metals pricing have a significant impact on our revenue and profit.

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., there were approximately 9,400 metal wholesaling locations operated by approximately 6,800 companies in the United States in 2020. The significant number of metals service centers that exist in this fragmented market creates opportunities for us to expand by making acquisitions.

According to IBISWorld Inc.’s September 2020 report, the United States metals wholesale industry (which includes metals service centers) is expected to generate revenues of $188.58 billion in 2020, a decrease of 19.8% from 2019 revenues of $235.16 billion, due to declines in metal prices and demand. We believe that the decline in metals pricing is mainly attributable to the impacts on demand as a result of the COVID-19 pandemic. The four largest U.S. metals service center companies are expected by IBISWorld Inc. to represent less than 10% of the estimated $188.58 billion industry total in 2020. While we remain the largest metals service center company in the United States on a revenue basis, our 2020 U.S. revenues of $8.18 billion represented only about 4.3% of the entire U.S. market based on IBISWorld Inc.’s estimated 2020 industry revenues, leaving significant opportunity for further strategic growth within the industry.

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

In the mid-1970s, we began to establish specialty metals centers stocked with inventories of selected metals such as aluminum, stainless steel or brass and copper, and equipped with automated materials handling and precision cutting equipment specific to the selected metals. In the mid-1990s, we began to expand nationally and continued to focus on acquiring well-run, profitable metals service center companies, and we continue to expand our network, with a focus on providing increased levels of value-added services and specialty products to our customers as opposed to merely distributing metal. We reincorporated in the State of Delaware in 2015. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994.

We continue to execute our growth strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with approximately 300 locations and 2020 net sales of $8.81 billion. We continue to expand the types of metals that we sell and the processing services that we perform. We currently operate metals service centers under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
Airport Metals (Australia)	1
MetalCenter	1
Olympic Metals	1
Central Plains Steel Co.	1
Reliance Metalcenter	8
Reliance Steel Company	2
Smith Pipe & Steel Company	1
Tube Service Co.	6
All Metals Holding
All Metals Processing & Logistics, Inc.	2
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metals Services India Private Limited	1
All Metal Services Limited (United Kingdom)	5
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Company	1
Lampros Steel	1
LSI Plate	1
Plate Sales	1
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	1

Trade Name	No. of Locations
AMI Metals Europe (Belgium)	1
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	6
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services Inc.
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Delta Steel, Inc.	5
Diamond Manufacturing Company
Diamond Manufacturing	2
Ferguson Perforating Company	2
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Services, Inc.	1
DuBose National Energy Fasteners & Machined Parts, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	32
Encore Metals USA	1
Steel Bar	1
FastMetals, Inc.	1
Feralloy Corporation
Feralloy	4
Acero Prime S. de R.L. de C.V.	4
Feralloy Processing Company	1
GH Metal Solutions, Inc.	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	1
Infra-Metals Co.
Infra-Metals	5
Athens Steel	1
Infra-Metals / IMS Steel / Industrial Metals Supply / Georgia Steel Company	2
KMS
KMS Fab, LLC	1
KMS South, Inc.	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	4
Custom Fab Company	1
Good Metals	1

Trade Name	No. of Locations
Hagerty Steel & Aluminum Company	1
Metalweb Limited	3
Metals USA, Inc.
Gregor Technologies	1
Lynch Metals	2
Metals USA	21
Ohio River Metal Services	1
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	2
Pacific Metal Company	5
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	12
Aluminum and Stainless	2
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	13
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	6
Encore Metals	5
Team Tube	3
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	3
East Tennessee Steel Supply Company	1
Steel Store	1
Sugar Steel Corporation	3
Tubular Steel, Inc.
Tubular Steel	4
Metalcraft Enterprises	1
Valex Corp.
Valex	1
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1
Valex Korea Co., Ltd. (96%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.	8

Operational Strategy

Our executive officers maintain a control environment that is focused on integrity and ethical behavior. In addition, our executive officers establish policies, financial controls and operating guidelines, monitor performance, provide oversight and promote adherence to policies, guidelines and financial controls, while our division managers and subsidiary officers have autonomy with respect to day-to-day operations. This balanced yet entrepreneurial management style has enabled us to improve our safety performance and the productivity and profitability of both our acquired businesses and of our existing operations. Key management personnel are eligible for incentive compensation based, in part, on the profitability of their particular division or subsidiary and, in part, on the Company’s overall profitability.

Safety is our top priority and an important element of our culture and day-to-day operational focus. Our executive team supports a safety management system that includes policies, standard practices and goals at our facilities, including: (i) conducting regular safety assessments; (ii) monitoring best practices and compliance with regulatory requirements; (iii) integrating video-based safety programs into substantially all Company owned trucks; and (iv) including safety performance in compensation decisions. In addition, our safety professionals monitor compliance with regulatory requirements and conduct safety assessments and training to improve safety practices. Through these actions and initiatives, we improved our safety performance in 2020 with an approximately 23% reduction in our incident rate compared to 2019.

We seek to increase profitability through continuous improvements in our customer service, operational efficiencies, pricing discipline, innovation and inventory management as well as by providing increased levels of value-added processing. We continue to adjust our business practices to leverage our size and gain efficiencies which contribute to our profitability. We believe that we have an excellent reputation in the industry and are known for our integrity, strong employee relations and the quality and timeliness of our service.

Historically, we have expanded through both acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 67 businesses. Our capital expenditure budgets have been at historically high levels in recent years. Our 2021 capital expenditure budget is $245 million; however we expect our 2021 actual capital expenditures will be higher due to additional spending on projects carried forward from our 2020 budget. Our capital expenditures have consisted of opening new facilities, adding to our processing capabilities, upgrading processing equipment, relocating existing operations to larger, more operationally efficient facilities, improving the safety and energy efficiency of our operating facilities and enhancing the working environments of our employees. Our investments in processing equipment have allowed us to increase the range of value-added services that we provide to our customers, which we believe has contributed to the recent increases in our gross profit margin. We believe these significant investments differentiate us from our competitors. We expect to continue growing our business through acquisitions and internal growth initiatives, particularly those that diversify our products, customer base and geographic locations and increase our sales of high-margin specialty products and value-added processing services.

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

Although we sell directly to many large original equipment manufacturer customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 4,603,000 orders during 2020 or an average of 18,190 per day, with an average price of approximately $1,910 per order. Most of our metals service center customers are located within a 200-mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps reduce total road miles and carbon emissions, promote efficient routing and provide quick delivery. With our fleet of approximately 1,670 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage in the current environment as third-party freight costs have been at elevated levels in recent years. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery, when needed. In 2020, approximately 98% of our orders were from repeat customers. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

We have built and opened international locations in recent years to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Net sales of our international locations (based on where the shipments originated) accounted for approximately 7% of our consolidated 2020 net sales, or $631.2 million. However, our net sales to international customers (based on the shipping destination) were approximately 9% of our consolidated 2020 net sales or $834.7 million, with approximately 25% of our international sales, or $206.4 million, to Canadian customers.

Customer demand changes from time to time based on, among other things, general economic conditions and industry capacity. Many of the industries in which our customers compete are cyclical in nature. Because we sell to a wide variety of customers in a wide variety of industries, we believe that we are able to somewhat mitigate earnings volatility. In addition, many of our customers are small job shops and fabricators who also have a diverse customer base and the versatility to service different end markets when an existing market slows. Given our business model and focus on small, quick turnaround orders, we primarily operate in the spot market for both the purchase and sale of our products. As we have limited contractual business, this enables us to better pass on higher metal prices to our customers and maintain consistency in our gross profit margin.

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 0.9% of our net sales in 2020. In 2020, we generated sales greater than $25 million from only 13 customers.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2020	2019	2018
Midwest	31%	30%	32%
West/Southwest	22%	23%	22%
Southeast	19%	19%	18%
International	7%	8%	8%
Mid-Atlantic	7%	7%	6%
Northeast	7%	6%	6%
Pacific Northwest	4%	4%	5%
Mountain	3%	3%	3%
Total	100%	100%	100%

See Note 18 — “Segment information” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Human Capital

At December 31, 2020, we employed approximately 12,800 persons worldwide, of which approximately 11,500 were employed in the United States. Our total workforce of approximately 13,200 persons at December 31, 2020 includes approximately 400 contract and temporary workers. During the second quarter of 2020, we experienced significantly decreased demand in nearly all of the end markets we serve as a result of customer shut-downs and project delays attributable to COVID-19. In response to such reduced demand, we made workforce reductions and furloughed employees when practicable. As demand increased following the reopening of our customers’ facilities during the year, we were very pleased to recall the majority of our furloughed workforce.

As of December 31, 2020, approximately 12% of our employees were represented by unions under collective bargaining agreements. We have entered into collective bargaining agreements with 40 union locals at 51 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability at our various locations. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 700 employees are covered by 25 different collective bargaining agreements that expire in 2021.

We seek to create an environment that values the health, safety and wellness of our employees, their families and the communities in which we live and do business. We work to equip our employees with the knowledge, skills and resources to safely conduct our business and develop in their careers. A highlight of our commitment to our employees is the inclusion of “People” as one of our six core values that represent key areas of focus for our company. For more information on the Company’s core values, see the Company’s Code of Conduct available at investor.rsac.com. Among the critical elements included in the People category are the following:

●	Focus on Safety: The safety of our employees is our top priority and an important element of our day-to-day operational focus. In 2017, Reliance launched the SMART Safety program, which focuses on embedding our culture of safety across all of our operations.

Rooted in our fundamental commitment to the health, safety and wellness of our employees, their families and the communities in which we live and do business, we leveraged the core values of our culture of safety to respond to the COVID-19 pandemic:

o	We implemented new, supplemental safety protocols and procedures to promote health and safety and increase awareness including temperature monitoring, physical distancing and wearing of face coverings in the workplace, enhanced cleaning, sanitation and hygiene practices and detailed contact tracing procedures to identify and isolate potential exposures within the workplace.
o	We developed and implemented policies and procedures based on new health and safety regulations and standards issued by federal, state and local government agencies as well as the Centers for Disease Control and Prevention and other public health authorities.
o	We engaged an M.D. consultant to obtain professional medical advice about the virus and to inform our efforts to reduce risk of COVID-19 exposure to our employees, subcontractors and customers in and beyond the workplace.
o	We leveraged technology and embraced remote work where feasible, and modified the way we conduct many aspects of our business to reduce the number of in-person interactions within and without our facilities. We significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities, internal meetings and our annual meeting of stockholders.
o	We invested in new technologies such as touchless thermal temperature screening devices and contact tracing wristbands to increase safe behavior and mitigate the spread of the virus in our operating facilities.
o	We encouraged our employees to stay home if they did not feel well or might have been exposed to the COVID-19 virus. We adopted policies to address exclusion from the workplace due to COVID-19 illness or known or suspected exposure, and stringent return to work protocols.
o	We implemented a special COVID-19 aid policy providing paid leave for employees impacted by the virus.

For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see the risk factor captioned “The COVID-19 global pandemic may materially and adversely impact our business, financial condition, results of operations and cash flows” Item 1A. “Risk Factors” of this Form 10-K.

●	Diversity, Equity and Inclusion: We believe that superior Company performance requires contributions from a diverse workforce that includes a variety of employee experiences, backgrounds, and characteristics. We are committed to providing fair and unbiased opportunities and hiring, developing and supporting a diverse and inclusive workplace. Our commitment to diversity and inclusion is also reinforced by the Code of Conduct, which forbids employment discrimination or harassment based on race, color, sex (including pregnancy, childbirth, and related medical conditions), national origin, religion, age, disability, genetic information, veteran status, sexual orientation, marital status, or any other characteristic protected by applicable law.

●	Employee Wellness: The health and wellness of our employees are critical to our success. We are committed to providing our employees with resources to help them achieve their personal health, wellness, and wellbeing goals. As part of our comprehensive benefits offering, we provide employees and their covered spouses/domestic partners with on-site health screenings, individualized assessments and personalized wellness coaching. In addition to online and local resources, this one-on-one program integrates phone and mail-based communications and is designed to support employees' physical and mental health by providing individualized tools and coaching resources to help them improve or maintain their health status and encourage engagement in healthy behaviors.

●	Compensation and Benefits: To help attract and retain the best employees, we offer competitive compensation and benefits. In addition to base salaries, our compensation programs can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts. We believe that we provide industry-leading healthcare benefits to our employees and fund approximately 89% of the costs associated with our U.S. employees’ health insurance coverage.

●	Community Service: Reliance is committed to investing in and enriching the communities in which we live and work. Giving back to those in need and enriching people's lives is a deep-rooted philosophy ingrained in our corporate culture that extends to our employees around the world, including by: (i) supporting local charities by matching certain fundraising efforts of our subsidiaries and divisions; and (ii) supporting non-profit organizations that provide veterans and transitioning armed services members with advanced manufacturing training. Our dedication to each and every member of our Family of Companies is the foundation for “Reliance Cares,” our emergency assistance fund dedicated to supporting employees impacted by natural disasters. Through employee funded contributions, matched dollar-for-dollar by Reliance, we have been able to provide 380 grants to employees (including over 140 grants to support employees and their families responding to COVID-19 related personal impacts) since the inception of Reliance Cares in 2017.

Suppliers

We primarily purchase our inventory from the major domestic metals producers. We do, however, also purchase limited amounts of certain products from foreign producers. We have multiple suppliers for all of our products.

Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers. We believe that these relationships provide us an advantage in our ability to source product and have it available for our customers in accelerated timeframes when needed, and also allows us to more efficiently manage our inventory. In the second quarter of 2020, our suppliers supported our efforts to rightsize our inventory following COVID-19-related shutdowns and project delays and provided us an uninterrupted supply of high-quality metal products during the fourth quarter of 2020 when conditions decreased the availability of some products in the marketplace. We believe that we are not dependent on any one supplier for our metal inventory. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the number of suppliers.

Backlog

Because of the when-needed delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is meaningful to an understanding of our business.

Capital Expenditures

We maintained our focus on internal growth in 2020 by opening new facilities, building or expanding existing facilities, adding processing equipment, improving the safety of our operations and enhancing the working environments of our employees with capital expenditures of $172.0 million, the majority of which were growth-related. Our 2021 capital expenditure budget is $245 million; however we expect our 2021 actual capital expenditures will be higher due to additional spending on projects carried forward from our 2020 budget. The majority of our capital expenditure budget consists of opening new facilities, adding to our processing capabilities, upgrading processing equipment, and improving the energy efficiency of our operating facilities. The amount of our capital expenditure budget reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our annual maintenance capital expenditures at approximately $80 to $90 million, which allows us to significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation and provides flexibility to redirect capital to other strategic priorities.

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. In recent years, we have made significant investments to enhance our toll processing and value-added metal processing capabilities. We maintain a wide variety of products in inventory, and believe this differentiates us from all other North American service centers. Approximately 40% of our orders were delivered within 24 hours from receipt of the order. This provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment. Our product mix has become more diverse mainly as a result of our targeted growth strategy to acquire companies that distribute mainly specialty products and provide increased levels of value-added processing services. We have made significant capital expenditure investments that have totaled nearly $1 billion over the past five years. In 2020, we performed value-added processing on 49% of the orders we shipped, significantly higher than our historical rate of approximately 40%. These significant investments have expanded our value added processing capabilities that our managers in the field have successfully leveraged to increase the percentage of our orders with value added processing, which has significantly contributed to our record gross profit margin of 31.5% that is 640 basis points higher than our gross profit margin of 25.1% in 2014. We believe our investments in state-of-the-art equipment and advanced technology coupled with our focus on maintaining pricing discipline related to our processing services were significant contributors to the substantial increases in gross profit margin over the past several years. We also believe increasing the proportion of our total sales that come from higher margin orders generated by our value-added metal processing capabilities (including toll-processing) that we continue to expand can reduce the volatility in our profitability ratios during periods of unfavorable metals demand and/or pricing.

Our gross sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2020	2019	2018
	11%	11%	11%	carbon steel tubing
	10%	11%	12%	carbon steel plate
	10%	10%	9%	carbon steel structurals
	7%	7%	7%	hot-rolled steel sheet and coil
	6%	6%	6%	carbon steel bar
	4%	4%	5%	galvanized steel sheet and coil
	3%	3%	3%	cold-rolled steel sheet and coil
Carbon steel	51%	52%	53%

	7%	7%	7%	heat-treated aluminum plate
	5%	5%	5%	aluminum bar and tube
	5%	5%	5%	common alloy aluminum sheet and coil
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil
Aluminum	19%	19%	19%

	8%	7%	6%	stainless steel bar and tube
	6%	5%	6%	stainless steel sheet and coil
	2%	2%	2%	stainless steel plate
Stainless steel	16%	14%	14%

	4%	4%	4%	alloy bar and rod
	1%	1%	1%	alloy tube
	—%	1%	1%	alloy plate, sheet and coil
Alloy	5%	6%	6%

	5%	5%	4%	miscellaneous, including brass, copper, titanium, manufactured parts and scrap
	4%	4%	4%	toll processing — aluminum, carbon steel and stainless steel(1)
Other	9%	9%	8%

Total	100%	100%	100%
(1)	Includes revenues for logistics services provided by our toll processing companies.

We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification.

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

After receiving an order, we enter it into one of our order entry systems, select appropriate inventory and schedule processing to meet the specified delivery date. In 2020, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

In 2020, we performed processing services for approximately 49% of our sales orders. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. Throughout our service centers we perform most processes available in the marketplace, without encroaching upon the services performed by our customers. Consistent with our growth strategy, we continue to increase our offering of higher-margin value-added services, including certain fabrication processes in select geographic areas at the request of our customers.

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

Sales and Marketing

As of December 31, 2020, we had approximately 1,800 sales personnel. We believe that our sales force has extensive product, service, market and customer knowledge. Sales personnel are organized by division or subsidiary and are divided into two groups. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pretax income of their particular location.

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

We compete with other companies on price, service, quality, processing capability and availability of products and services. We maintain relationships with our major suppliers at the executive and local levels. We believe that this division of responsibility has increased our ability to obtain competitive prices of metals by leveraging our total size and to provide more responsive service to our customers by allowing our local management teams to make the purchasing decisions. In addition, we believe that the size of our inventory, the diversity of metals products we have available, and the wide variety of processing services we provide distinguish us from our competition. We believe our competitors are generally unable to offer the same high-quality products and services we provide using state-of-the-art equipment and advanced technology as they do not have the financial ability or risk tolerance to grow their businesses at the same rate as Reliance. We believe our industry-leading financial results in recent years were due to our strong financial condition, the high quality of products and services we are able to offer as a result of our significant investments in our acquired businesses, facilities and equipment, as well as our continued focus on small order sizes with quick turnaround.

Quality Control

Procuring high-quality metal from suppliers on a consistent basis is critical to our business. We have instituted strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. In certain instances, we perform physical and chemical analyses on selected raw materials, typically through a third-party testing lab, to verify that mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements and our customers’ specifications. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

We maintain various quality certifications throughout our operations. Approximately 50% of our operating locations have earned International Organization for Standardization (ISO 9001:2015) certifications. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Government Regulation

Our operations are subject to many foreign, federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. Our policy is to comply with all such requirements and regulations. The only hazardous substances that we generally use in our operations are lubricants, cleaning solvents and diesel for fueling our trucks. We pay state-certified private companies to haul and dispose of the limited amounts of hazardous waste our operations produce. Beyond our compliance requirements with environmental regulations, compliance with other government regulations has not had, and based on laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and encourage our employees to follow established safety practices. Safety of our employees and others is critical to our success. We continue to expand and improve our internal safety resources, which has contributed positively to our safety metrics and financial results. We encourage social well-being by instituting these high-quality labor, health and safety standards.

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

Environmental

We are committed to mitigating the impact that our products and operations may have on the environment. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

Our operations involve steel and aluminum, which are inherently sustainable products, as they (i) are some of the most commonly-recycled materials in the United States and (ii) can be 100% recycled without loss of quality. We believe steel, one of our most significant products, is the most recycled material on the planet—more than plastic, paper, and glass combined each year. In 2020, we reintroduced over 430 million pounds of recycled scrap material into the manufacturing life cycle.

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

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter also has a significant impact on our quarterly sales and profitability. Particularly in light of COVID-19, we cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

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

Risks Related to Our Business and Industry

The COVID-19 global pandemic has adversely impacted our business, financial condition, results of operations and cash flows, and may have material and adverse effects in the future.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. These factors led to reduced demand of our products and services in all end markets we sell to. During 2020, our tons sold declined 10.8% from 2019 primarily due to the adverse impacts of COVID-19. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments which are highly uncertain, including the severity and duration of the pandemic, any reemergence or mutations of the virus, the actions taken to control the spread of COVID-19 or treat its impact, including the speed and effectiveness of vaccination efforts, and the direct and indirect effects of the virus on worldwide and U.S. economic conditions.

Volatility in the stock market caused by COVID-19 could result in a material impairment of goodwill or indefinite-lived intangible assets. Continued negative impacts to the markets we service due to COVID-19 or additional stock market volatility could result in a decline in our market capitalization that may result in goodwill and/or indefinite-lived intangible asset impairment charges that could be material.

While most of our facilities continue to operate as essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance, facility closures, work slowdowns or temporary stoppages could occur at all or some of our facilities due to new government regulations or decreased demand for our products and services. In many cases, our facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term adverse impact on our business. Any prolonged slowdown or stoppage at our facilities may adversely affect our business, financial condition and results of operations and such impact may be material. We may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our financial results and customer relationships. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be impacted by individuals contracting or being exposed to COVID-19, and any such impact may be material.

We continue to work with our stakeholders (including customers, employees, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences, including through adjusting our capital allocation priorities to focus on cash preservation, if warranted. We cannot assure you that we will be successful in any such mitigation efforts. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material. Further deteriorations in economic and public health conditions, as a result of the COVID-19 pandemic or otherwise, could lead to disruptions in our supply chain and metals commodities pricing. A further or prolonged decline in demand for our products, additional facility closures, or recognition of additional impairment charges could materially and adversely impact our business or operating results. We have a substantial amount of indebtedness outstanding, and if we experience continued significant declines in sales as a result of the pandemic, our business may not be able to generate cash flow from operations or access additional borrowings on our revolving credit facility in amounts sufficient to enable us to pay our debts and fund our other liquidity needs. The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets and credit markets, which depending on future developments could impact our capital resources and liquidity in the future. In addition, we may be susceptible to increased litigation related to, among other things, the financial impacts of COVID-19 on our business, our ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the pandemic, or litigation related to individuals contracting COVID-19 as a result of alleged exposures on our premises.

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

On March 1, 2018, the United States announced a plan to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962 (the “Section 232”) tariffs. Application of the tariffs commenced March 23, 2018, with temporary or long-term exemptions for a number of countries and subject to a product exemption process.

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

The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown such as the current recession in the United States and in other countries decrease the demand for our products and adversely affect our pricing. If either demand or pricing were to decline from the current levels, this could reduce our profitability and cash flows.

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

We have few long-term contracts to purchase metals. Therefore, our primary suppliers of aluminum, carbon, stainless and alloy steel or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need with little or no notice. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of high-quality metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our customary suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our profitability and cash flows. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find foreign sources of supply. Using foreign sources of supply could result in longer lead times, increased price volatility, less favorable payment terms, increased exposure to foreign currency movements and certain tariffs and duties and require greater levels of working capital. Alternative sources of supply may not maintain the quality standards that are in place with our current suppliers that could impact our ability to provide the same quality of products to our customers that we have provided in the past, which could cause our customers to move their business to our competitors or to file claims against us, and such claims may be more difficult to pass through to foreign suppliers.

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

Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. While we believe our operations do not emit significant amounts of carbon dioxide or other greenhouse gases, such legal or regulatory changes  may result in higher prices for metal, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits.

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

In certain applications, metal products compete with other materials, such as composites, glass, carbon fiber, wood and plastic. Prices of all of these materials fluctuate widely, and differences between the prices of these materials and the price of metal products may adversely affect demand for our products and/or encourage material substitution, which could adversely affect the prices of and demand for metal products. The higher cost of metal relative to certain other materials may make material substitution more attractive for certain uses.

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

Inherent in the operation of our business is the credit risk associated with our customers. The creditworthiness of each customer and the rate of delinquencies and net losses on customer obligations are directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices and political events. Any increase in delinquencies and credit losses on customer obligations could have a material adverse effect on our earnings and cash flows. In addition, although we evaluate and adjust allowances for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.

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

Since our initial public offering in September 1994, we have successfully purchased 67 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

●	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

●	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

●	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

●	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

●	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margin to decline;

●	we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

●	our relationship with current and new employees, customers and suppliers could be impaired;

●	our due diligence process may fail to identify risks that could negatively impact our financial condition;

●	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

●	we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

●	the acquisition may result in litigation from terminated employees or third parties;

●	our management’s attention may be diverted by transition or integration issues;

●	investments in excess of our expectations may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

●	we may pay more than the acquired company is worth;

●	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws; and

●	we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common stock.

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

Because of our decentralized operating structure, we depend on the efforts of our senior management, including our Chief Executive Officer, James Hoffman, our President, Karla Lewis, and our Chief Financial Officer, Arthur Ajemyan, and other senior management, as well as our key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. We do not have employment agreements with any of our corporate officers or most of our key employees, so they may have less of an incentive to continue their employment with us when presented with alternative employment opportunities. The compensation of our officers and key employees is heavily dependent on our financial performance and in times of reduced financial performance this may cause our employees to seek other employment opportunities. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to identifying and training a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

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

Nine percent of our 2020 sales were to international customers, subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, labor unrest and current and changing regulatory environments. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

We are subject to income taxes in the United States and various non-U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective income tax rate could be affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax rates or tax laws or regulations. In particular, although the passage of the Tax Cut and Jobs Act of 2017 reduced the U.S. federal statutory tax rate to 21%, our future earnings could be negatively impacted by changes in tax legislation including changing tax rates and tax base such as limiting, phasing-out or eliminating deductions or tax credits, changing rules for earnings repatriations and changing other tax laws in the U.S. or other countries.

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

Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, in Europe, the General Data Protection Regulation came into effect on May 25, 2018, and applies to all of our ongoing operations in the EU as well as some of our operations outside of the EU that involve the processing of EU personal data. This regulation significantly increases the potential financial penalties for noncompliance, including fines of up to 4% of worldwide revenue. Similar regulations are coming into effect in Brazil and China. Other foreign, state and local jurisdictions have adopted and are considering adopting, laws and regulations imposing obligations regarding personal data. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data.

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

The volatility of the stock market could result in a material impairment of goodwill or indefinite-lived intangible assets.

We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions of our products, viability of end markets (such as the energy (oil and natural gas) market in which we recognized $137.5 million of impairment and restructuring charges in the first quarter of 2020 due to our reduced long-term outlook for our energy-related businesses - see discussion of our 2020 and 2018 impairment charges in Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 “Financial Statements and Supplementary Data”), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. If prices for the products our customers sell fall substantially or remain low for a sustained period, we may be (i) unable to realize a profit from businesses that service such customers, (ii) required to record additional impairments, or (iii) required to suspend or reorganize operations that service such customers. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 12,800 employees worldwide as of December 31, 2020. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 12% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 700 employees are covered by 25 different collective bargaining agreements that expire in 2021. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2020, we had aggregate outstanding indebtedness of approximately $1.66 billion. This indebtedness could adversely affect us in the following ways:

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

Our ability to generate sufficient cash flow from operations, draw on our revolving credit facility or access the capital markets to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations to repay amounts due on our debt securities when they mature in 2023, 2025, 2030 and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transactions at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers or we may not be able to continue our operations as planned.

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

We may incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including the risk that we will be unable to service our debt or that we may be subject to a credit rating downgrade, may increase.

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

Because all of our available borrowing capacity on our revolving credit facility bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, if we increase our leverage in the future we are vulnerable to changes in interest rate increases.

The available borrowing on our revolving credit facility bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, primarily based on the London Interbank Offered Rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. As of December 31, 2020, we had $1.46 billion available for borrowing on our revolving credit facility with interest on borrowings at variable rates based on LIBOR. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates if we borrow on our revolving credit facility.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of USD LIBOR announced that it intended to consult on ceasing publication of one-week and two-month USD LIBOR by December 31, 2021 and does not intend to cease publication of the remaining USD

LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our revolving credit facility. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2020, we operated approximately 300 metals service center processing and distribution facilities in 40 states in the U.S. and in 13 other countries, and our corporate headquarters. In the opinion of management, all of our service center facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 83 of the approximately 300 processing and distribution facilities that we maintained as of December 31, 2020. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, totaling 5.6 million square feet. Total square footage on all company-owned properties is approximately 29.3 million and represents approximately 84% of the total square footage of our operating facilities. In addition, we lease our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. The aggregate monthly rent amount for these properties is approximately $2.4 million.

Item 3.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 16 — “Commitments and Contingencies” of Part II, Item 8 “Financial Statements and Supplementary Data” is incorporated by reference herein.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 173 stockholders of record as of February 19, 2021. Our common stock has traded for the past 27 years on the NYSE under the symbol “RS” and was first traded September 16, 1994. Our stockholders of record exclude those stockholders whose shares were held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 61 consecutive years and have never reduced or suspended our regular quarterly dividend. In February 2021, our Board of Directors increased the regular quarterly dividend amount 10.0% to $0.6875 per share. This recent increase is the 28th increase in our dividend since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On October 23, 2018, our Board of Directors amended our share repurchase plan increasing by 5,000,000 shares the total number of shares authorized to be repurchased and extending the duration of the program through December 31, 2021. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased in the open market under plans complying with Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, as amended, or privately negotiated transactions. During the year ended December 31, 2020, we repurchased 3,674,004 shares at an average cost of $91.80 per share, or $337.3 million in total. As of December 31, 2020, we had remaining authorization to purchase an additional 2,759,817 shares.

Our share repurchase activity during the three months ended December 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 - October 31, 2020	322,912	$108.48	322,912	2,778,619
November 1 - November 30, 2020	18,802	$107.46	18,802	2,759,817
December 1 - December 31, 2020	—	$—	—	2,759,817
Total	341,714	$108.43	341,714

Additional information regarding securities authorized for issuance under all stock-based compensation plans will be included under the caption “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in our definitive Proxy Statement for the 2021 annual meeting of stockholders to be held on May 19, 2021.

Stock Performance Graph

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission (SEC) or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five-year period from December 31, 2015 through December 31, 2020. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2020, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	2015	2016	2017	2018	2019	2020
Reliance Steel & Aluminum Co.	$100.00	$140.49	$155.20	$131.70	$226.85	$232.53
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Industry Peer Group	100.00	173.20	174.56	131.67	166.71	197.75

Item 6.  Selected Financial Data

We have derived the following selected consolidated financial data for each of the five years ended December 31, 2020 from our audited consolidated financial statements. The information below should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data.”

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Income Statement Data:
Net sales	$8,811.9	$10,973.8	$11,534.5	$9,721.0	$8,613.4
Cost of sales (exclusive of depreciation and amortization expense)	6,036.8	7,644.4	8,253.0	6,933.2	6,023.1
Gross profit(1)	2,775.1	3,329.4	3,281.5	2,787.8	2,590.3
Warehouse, delivery, selling, general and administrative expense ("SG&A")	1,874.0	2,095.4	2,091.8	1,902.8	1,798.1
Depreciation and amortization expense	227.3	219.3	215.2	218.4	222.0
Impairment of long-lived assets	108.0	1.2	37.0	4.2	52.4
Operating income	565.8	1,013.5	937.5	662.4	517.8
Other (income) expense:
Interest expense	62.9	85.0	86.2	73.9	84.6
Other expense (income), net	24.7	(0.8)	0.7	4.7	4.0
Income before income taxes	478.2	929.3	850.6	583.8	429.2
Income tax provision (benefit)(2)	105.8	223.2	208.8	(37.2)	120.1
Net income	372.4	706.1	641.8	621.0	309.1
Less: Net income attributable to noncontrolling interests	3.3	4.6	8.1	7.6	4.8
Net income attributable to Reliance	$369.1	$701.5	$633.7	$613.4	$304.3
Earnings per share attributable to Reliance stockholders:
Diluted	$5.66	$10.34	$8.75	$8.34	$4.16
Basic	$5.74	$10.49	$8.85	$8.42	$4.21
Shares used in computing earnings per share:
Diluted	65,263	67,855	72,441	73,539	73,121
Basic	64,328	66,885	71,621	72,851	72,363

Other Data:
Cash flow provided by operations	$1,173.0	$1,301.5	$664.6	$399.0	$626.5
Capital expenditures	172.0	242.2	239.9	161.6	154.9
Cash dividends per share	2.50	2.20	2.00	1.80	1.65

Balance Sheet Data (December 31):
Working capital	$2,499.8	$2,334.9	$2,585.9	$2,347.6	$2,032.5
Total assets	8,106.8	8,131.1	8,044.9	7,751.0	7,411.3
Short-term debt(3)	6.7	65.6	66.8	92.6	83.1
Long-term debt(3)	1,639.7	1,525.2	2,141.1	1,809.6	1,847.2
Total equity	5,122.7	5,214.1	4,679.5	4,699.9	4,179.1
(1)	Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in our gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

(2)	Income tax provision (benefit) includes a provisional $207.3 million net tax benefit in 2017 relating to the Tax Cuts and Jobs Act of 2017. See Note 11 — “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” for further information on the impact of the tax legislation.

(3)	Includes finance lease obligations.

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

Overview

While our financial results in 2020 decreased from record levels in 2019 largely due to challenging economic circumstances as a result of COVID-19, we believe that our results demonstrated the strength and resiliency of our business model.

Certain key results for 2020 included the following:

●	Net sales of $8.81 billion in 2020, down $2.16 billion, or 19.7%, from $10.97 billion in 2019 due to a 10.8% decline in tons sold and 9.6% decline in our average selling price per ton sold;
●	Record gross profit margin of 31.5% (or 31.9%, excluding the impact of $38.2 million of restructuring charges) in 2020 eclipsed our prior record gross profit margin of 30.3% in 2019;
●	Record quarterly gross profit margin of 33.0% (or 32.9%, excluding the impact of $1.4 million of restructuring credits) in the fourth quarter of 2020;
●	Same-store selling, general and administrative (“SG&A”) expense in 2020 declined $241.0 million, or 11.5%, from 2019, consistent with the 10.8% decline in our tons sold;
●	Pretax income of $478.2 million, down $451.1 million, or 48.5%, from record pretax income of $929.3 million in 2019. Pretax income margin of 5.4% in 2020 compared to 8.5% in 2019. Pretax income in 2020 was negatively impacted by $179.0 million of non-recurring charges that reduced pretax income margin 2.1 percentage points and were substantially comprised of impairment and restructuring and postretirement plan settlement charges;
●	Earnings per diluted share of $5.66 decreased $4.68, or 45.3%, from record earnings per share of $10.34 in 2019, mainly due to impairment and restructuring charges and other non-recurring items that reduced earnings per diluted share by $2.05, or 26.6%, in 2020;
●	Cash provided by operations of $1.17 billion decreased $128.5 million or 9.9%, from record $1.30 billion in 2019;
●	$164.1 million of dividends and $337.3 million of share repurchases in 2020 compared to $151.3 million of dividends and $50.0 million of share repurchases in 2019; and
●	We achieved our inventory turn rate (based on tons) goal of 4.7 times for 2020.

Our net sales were lower in 2020 compared to 2019 due to lower tons sold and a lower average selling price per ton sold as a result of the adverse impacts of COVID-19 on nearly all of the end markets we serve.

We continue to successfully generate strong gross profit margins during periods of economic strength and weakness, and during increasing and declining metal pricing cycles. This is due in part to our significant capital expenditure investments, that have totaled nearly $1 billion over the past five years, with approximately 50% spent on processing equipment, and the outstanding performance by our managers in the field who, despite the challenging circumstances in 2020, continued to maintain pricing discipline by focusing on specialty products and higher margin orders. Over the past six years, our capital expenditure investments drove the increase in the percentage of our orders that include value-added processing from 45% in 2014 to 51% in 2019 (600 basis points) that decreased to 49% in 2020 due to shifts in the mix of our products sold as a result of the pandemic, contributing to the 640 basis point increase in our gross profit margin from 25.1% in 2014 to our record gross profit margin of 31.5% in 2020.

In the third quarter of 2020, we strengthened our liquidity position and extended our debt maturity profile through a $900.0 million senior notes offering and amendment and restatement of our $1.5 billion credit agreement. We used the majority of the proceeds from the notes offering to repay all outstanding borrowings under our revolving credit facility and term loan. As of December 31, 2020, we had no outstanding borrowings on our credit agreement.

Our same-store selling, general and administrative (“SG&A”) expense in 2020 declined $241.0 million, or 11.5%, from 2019 mainly due to our temporary and permanent workforce reduction actions in response to lower demand levels and decreases in incentive compensation attributable to COVID-19. Our same-store SG&A expense as a percentage of sales during 2020 was higher than our 2019 percentage due to our lower sales levels.

During 2020, we recorded impairment and restructuring charges of $157.8 million mainly due to a $137.5 million impairment and restructuring charge we recognized in the first quarter of 2020 resulting from closures of certain energy-related businesses (oil and natural gas) and our reduced long-term outlook for certain of our remaining energy-related businesses, COVID-19 downsizing at certain of our businesses, our revised negative outlook and facility closures for certain businesses serving the commercial aerospace market as a result of a decline in commercial airplane build rates. See Note 19 — “Impairment and Restructuring Charges” of our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on our 2020 impairment and restructuring charges.

As a result of our record gross profit margin, diligent expense control and rightsizing our inventory, we generated strong cash flow from operations during 2020 of $1.17 billion, which decreased from record cash flow from operations of $1.30 billion in 2019 but was significantly higher than the $664.6 million generated in 2018. We also remain committed to concurrently making investments that support the long-term growth and sustainability of our company as well as continuing to provide returns to our stockholders. We believe our sources of liquidity and access to capital markets will continue to be adequate for the foreseeable future to fund operations, finance strategic growth initiatives, pay dividends, and execute opportunistic purchases under our share repurchase program.

We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business, but given the dynamic nature of these unprecedented circumstances, we cannot reasonably estimate the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, when-needed delivery, significant value-added processing capabilities along with our wide geographic footprint will enable us to persevere during these difficult and uncertain times. We believe that these business model characteristics combined with pricing discipline, our strategy of concentrating on higher margin business differentiate us from our industry peers and will allow us to continue achieving industry-leading results.

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

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. Our revenues generally increase in conjunction with pricing increases as customer demand is not usually impacted by typical mill pricing increases. Our pricing usually increases when the cost of our materials increase. We are typically able to pass higher prices on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. Because changes in pricing do not require us to adjust our expense structure other than for profit-based compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes.

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

Acquisitions

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel performs cutting services on its diverse product assortment and provides “in-stock” next day delivery of its products. Fry Steel’s net sales in 2020 were $76.1 million.

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales in 2020 were $25.3 million.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales in 2020 were $18.8 million.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales in 2020 were $47.4 million.

Purchase of Noncontrolling Partnership Interests

On March 31, 2020, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company, an Indiana partnership (“FPC”) and toll processor in Portage, Indiana, which increased our ownership from 51% to 100%. FPC performs metal services such as leveling and cut-to-length processing of flat rolled products for a variety of industries including agriculture, machinery and equipment and pressurized tanks. We have consolidated the financial results of FPC since August 1, 2008 when we acquired Feralloy Corporation as part of our acquisition of PNA Group, Inc.

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

Internal Growth Activities

We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities, adding and upgrading processing equipment, improving the safety of our operations and enhancing the working environments of our employees. Our capital expenditure budgets have been at historically high levels in recent years. Our 2021 capital expenditure budget is $245 million; however we expect our 2021 actual capital expenditures will be higher due to additional spending on projects carried forward from our 2020 budget.

We have made significant capital expenditure investments that have totaled nearly $1 billion over the past five years. In 2020, we performed value-added processing on 49% of the orders we shipped, significantly higher than our historical rate of approximately 40%. These significant investments have expanded our value added processing capabilities that our managers in the field have successfully leveraged to increase the percentage of our orders with value added processing, which has significantly contributed to our record gross profit margin of 31.5% that is 640 basis points higher than our gross profit of 25.1% in 2014.

We believe that our ability to finance our investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them, which we believe many of our competitors do not have the ability to provide.

Results of Operations

The following table sets forth certain income statement data for each of the last three years ended December 31, 2020 (dollars are shown in millions and certain percentages may not calculate due to rounding):

	Year Ended December 31,
	2020		2019		2018
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$8,811.9	100.0%	$10,973.8	100.0%	$11,534.5	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)	6,036.8	68.5	7,644.4	69.7	8,253.0	71.6
Gross profit(1)	2,775.1	31.5	3,329.4	30.3	3,281.5	28.4
Warehouse, delivery, selling, general and administrative expense ("SG&A")(2)	1,874.0	21.3	2,095.4	19.1	2,091.8	18.1
Depreciation expense	187.7	2.1	176.2	1.6	169.4	1.5
Amortization expense	39.6	0.4	43.1	0.4	45.8	0.4
Impairment of long-lived assets(3)	108.0	1.2	1.2	—	37.0	0.3
Operating income	$565.8	6.4%	$1,013.5	9.2%	$937.5	8.1%
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(2)	SG&A includes $0.9 million and $19.1 million of gains related to the sale of non-core property, plant and equipment in 2019 and 2018, respectively.

(3)	See “Expenses” below for discussion of our impairment charges.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2020	2019	Change	Change

	(dollars in millions)
Net sales	$8,811.9	$10,973.8	$(2,161.9)	(19.7)%
Net sales, same-store	$8,735.8	$10,973.8	$(2,238.0)	(20.4)%

	Year Ended December 31,		Tons	Percentage
	2020	2019	Change	Change

	(tons in thousands)
Tons sold	5,230.5	5,861.6	(631.1)	(10.8)%
Tons sold, same-store	5,225.0	5,861.6	(636.6)	(10.9)%

	Year Ended December 31,		Price	Percentage
	2020	2019	Change	Change
Average selling price per ton sold	$1,681	$1,860	$(179)	(9.6)%
Average selling price per ton sold, same-store	$1,668	$1,860	$(192)	(10.3)%

Tons sold and average selling price per ton sold amounts exclude our toll processing sales. Same-store amounts exclude the results of our 2019 acquisition.

Our net sales were lower in 2020 compared to 2019 due to lower tons sold and a lower average selling price per ton sold.

Our same-store tons sold decreased 10.9% in 2020 compared to 2019, despite one additional shipping day in 2020, due to the significant decline in demand for the products we sell as a result of COVID-19.

Demand for the products we sell was lower in 2020 compared to 2019 for nearly all the end markets we serve as a result of the adverse impacts of COVID-19.

Demand for the toll processing services we provide to the automotive market fell sharply in the first half of 2020, declining 28.6%, but rebounded significantly in the second half of 2020 as many automotive OEMs and steel and aluminum mills supplying the automotive industry re-opened in the third quarter of 2020 following COVID-19-related shutdowns, with our total toll processing volumes down only 15.7% in 2020 compared to 2019 and returning to pre-pandemic levels at the end of 2020. Demand in nonresidential construction (including infrastructure), our largest end market served, and heavy industry (agricultural, construction and mining equipment) markets were lower in 2020 compared to 2019, with demand improving at the end of 2020. In the aerospace end market, demand in the military, defense and space portions of the market was strong in 2020; however, commercial aerospace demand decreased as a direct result of reduced air travel due to COVID-19, with demand softness continuing at the end of 2020. Demand for the products we sell to the energy (oil and natural gas) end market was under considerable pressure during 2020 and we closed certain locations servicing this end market in 2020 and recorded significant impairment and restructuring charges.

Since we primarily purchase and sell our inventories in the spot market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our same-store average selling price per ton sold in 2020 was lower than 2019, mainly due to mill price decreases on many of the carbon steel products we sell. Our same-store average selling price per ton sold had declined sequentially for eight straight quarters through the third quarter of 2020, but increased in the fourth quarter of 2020 mainly due to mill price increases on most of the carbon steel products we sell. As carbon steel sales represent approximately 51% of our gross sales dollars, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year from 2019 to 2020 as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold

	(percentage change)
Carbon steel	(11.0)%	(11.0)%
Aluminum	(8.9)%	(8.9)%
Stainless steel	(3.3)%	(5.2)%
Alloy	(0.7)%	(5.1)%

Cost of Sales

	Year Ended December 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$6,036.8	68.5%	$7,644.4	69.7%	$(1,607.6)	(21.0)%

The decrease in cost of sales in 2020 compared to 2019 is mainly due to lower tons sold and a lower cost per ton sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in 2020 included $38.2 million of net inventory provisions relating to the planned closure of certain operations. See Note 19 —“Impairment and Restructuring Charges” of our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2020 restructuring charges.

In addition, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in credits, or income, of $22.0 million and $156.0 million in 2020 and 2019, respectively.

Our LIFO inventory valuation reserve as of December 31, 2020 and 2019 was $115.6 million and $137.6 million, respectively. Lower metal costs in our inventory as of December 31, 2020 as compared to December 31, 2019 resulted in LIFO income in 2020.

Gross Profit

	Year Ended December 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit	$2,775.1	31.5%	$3,329.4	30.3%	$(554.3)	(16.6)%

Our gross profit decreased in 2020 compared to 2019 mainly due to decreased tons sold and a lower average selling price per ton sold as a result of the impacts of COVID-19 on our customers and the end markets we serve that was partially offset by our record gross profit margin in 2020.

The $38.2 million of net inventory provisions in 2020 reduced our gross profit margin 0.4 percentage points in 2020. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in 2020 was a record. Despite lower pricing for most carbon products we sell during 2020, we were able to increase our gross profit margin in 2020 compared to 2019 through the strong execution of our managers in the field, the favorable metals pricing environment in the fourth quarter of 2020, the continuous improvements in our business and our ongoing investments in value-added processing equipment.

Expenses

	Year Ended December 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$1,874.0	21.3%	$2,095.4	19.1%	$(221.4)	(10.6)%
SG&A expense, same-store	$1,854.4	21.2%	$2,095.4	19.1%	$(241.0)	(11.5)%
Depreciation & amortization expense	$227.3	2.6%	$219.3	2.0%	$8.0	3.6%
Impairment of long-lived assets	$108.0	1.2%	$1.2	—%	$106.8	*

* Percentage data not meaningful.

Same-store amounts exclude the results of our 2019 acquisition.

Our same-store SG&A expense was lower in 2020 compared to 2019 mainly due to decreases in incentive compensation related to lower profitability levels, lower employee-related expenses due to temporary and permanent workforce reductions in response to lower activity levels due to COVID-19 and decreases in certain warehouse and delivery expenses that were lower due to our lower tons sold that offset the impact of general inflation. Our SG&A expense as a percentage of sales increased in 2020 compared to 2019 due to lower sales.

We recorded $157.8 million of impairment and restructuring charges in 2020 compared to $1.2 million in 2019, mainly due to closures of certain energy-related businesses (oil and natural gas) and our reduced long-term outlook for certain of our remaining energy-related businesses in 2020. Please refer to Note 7 — “Intangible Assets, net” and Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2020 and 2019 impairment and restructuring charges.

Operating Income

	Year Ended December 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$565.8	6.4%	$1,013.5	9.2%	$(447.7)	(44.2)%

The decrease in our operating income in 2020 compared to 2019 was mainly due to lower gross profit, resulting from significantly lower sales levels partially offset by a record gross profit margin, and impairment and restructuring charges that were partially offset by a lower SG&A expense. The decrease in our operating income margin in 2020 compared to 2019 was due to our lower sales which, despite the significant decrease in our gross SG&A expense, increased SG&A expense as a percentage of sales. In addition, impairment and restructuring charges of $157.8 million in 2020 reduced our operating margin 1.8 percentage points. See Note 19 — “Impairment and Restructuring Charges” of our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2020 impairment and restructuring charges. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense (Income), net

	Year Ended December 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Interest expense	$62.9	0.7%	$85.0	0.8%	$(22.1)	(26.0)%
Other expense (income), net	$24.7	0.3%	$(0.8)	—%	$25.5	*

* Percentage data not meaningful.

Interest expense was lower in 2020 due to lower interest rates on decreased borrowing levels on our revolving credit facility and repaid term loan. See Note 9 — “Debt” of our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our issuance of unsecured debt securities, the amendment and restatement of our credit agreement, and the interest rates on our borrowings. The change in other expense (income), net in 2020 compared to 2019 was mostly due to postretirement benefit plan settlement charges of $19.4 million in 2020 that mainly related to the termination of a frozen defined benefit plan.

Income Tax Rate

Our effective income tax rate in 2020 of 22.1% declined from our 2019 rate of 24.0% mainly due to our lower taxable income in 2020. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s share of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We expect to receive an insignificant amount of payroll tax credits in 2021 under the CARES Act.

Net Income

	Year Ended December 31,
	2020		2019
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance	$369.1	4.2%	$701.5	6.4%	$(332.4)	(47.4)%

The decrease in our net income and net income margin in 2020 compared to 2019 was mainly due to decreased  operating income and operating income margin, as discussed above, offset by a lower effective income tax rate.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $1.17 billion in 2020 decreased from $1.30 billion in 2019. The 9.9% decline in our operating cash flow year-over-year generated from the 47.4% decline in net income attributable to Reliance was a result of our lower net income offset by increases in non-cash impairment of long-lived asset charges and decreased working capital investment (primarily accounts receivable and inventory less accounts payable) in 2020. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rate was 41.9 days in 2020 compared to 42.5 days in 2019. We achieved our 2020 inventory turn rate (based on tons) goal of 4.7 times (or 2.6 months on hand), an increase from 4.5 times (or 2.7 months on hand) in 2019.

Income taxes paid were $87.5 million in 2020, a significant decrease from $214.3 million in 2019. The decrease is mainly due to lower estimated taxable income for 2020 compared to 2019 and the utilization of tax overpayments for the 2019 tax year that reduced taxes paid in 2020.

Investing Activities

Net cash used in investing activities of $188.4 million in 2020 decreased significantly from $419.1 million used in 2019, mainly due to $170.9 million less cash used to fund our acquisitions in 2020 compared to 2019 and decreased capital expenditures. Capital expenditures were $172.0 million in 2020 compared to record capital expenditures of $242.2 million in 2019.

The majority of our 2020 and 2019 capital expenditures related to growth initiatives.

Financing Activities

Net cash used in financing activities of $483.0 million in 2020 decreased significantly from $840.6 million used in 2019, mainly due to the proceeds received from our third quarter of 2020 issuance of unsecured debt securities. Net debt borrowings were $58.8 million in 2020 compared to net debt repayments of $617.9 million in 2019. We extended our debt maturity profile through our issuance of $900.0 million of long-term unsecured debt securities with maturities in 2025 and 2030, of which we used $891.7 million of the net proceeds to pay off $640.0 million of outstanding borrowings on our previous credit agreement during 2020. We also continued our shareholder return activities in 2020 with $164.1 million of dividends and $337.3 million of share repurchases compared to $151.3 million of dividends and $50.0 million repurchases in 2019.

We have paid regular quarterly dividends to our stockholders for 61 consecutive years and increased the quarterly dividend on our common stock 28 times since our IPO in 1994, with the most recent increase of 10.0% from $0.625 per share to $0.6875 per share effective in the first quarter of 2021. We increased our dividend from $0.45 to $0.50 per share in February 2018, to $0.55 per share in February 2019, and to $0.625 in February 2020. We have never reduced or suspended our regular quarterly dividend.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. In 2020, we repurchased 3,674,004 shares of our common stock at an average cost of $91.80 per share, for a total of $337.3 million. As of December 31, 2020, we had remaining authorization under the plan to repurchase approximately 2.8 million shares, or about 4% of our current outstanding shares. From the inception of the plan in 1994 through December 31, 2020, we have repurchased approximately 32.8 million shares at an average cost of $48.21 per share. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations, cash on hand and our $1.5 billion revolving credit facility. Our total outstanding debt at December 31, 2020 was $1.66 billion, compared to $1.60 billion at December 31, 2019. As of December 31, 2020, we had no outstanding borrowings, $36.3 million of letters of credit issued and $1.46 billion available for borrowing on the revolving credit facility. As of December 31, 2020, we had $683.5 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 15.8%, down from 21.4% as of December 31, 2019.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At December 31, 2020, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

A revolving credit facility with a credit limit of $8.3 million is in place for an operation in Asia with an outstanding balance of $5.4 million and $4.3 million as of December 31, 2020 and December 31, 2019, respectively.

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

On August 3, 2020, we entered into an indenture (the “2020 Indenture” and, together with the 2013 Indenture and 2006 Indenture, the “Indentures”) for the issuance of $900.0 million of unsecured debt securities. The total issuance under the 2020 Indenture was comprised of (a) $400.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 1.30% per annum, maturing on August 15, 2025 and (b) $500.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 2.15% per annum, maturing on August 15, 2030.

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

Various industrial revenue bonds had combined outstanding balances of $8.3 million as of December 31, 2020 and $9.0 million as of December 31, 2019, and have maturities through 2027.

As of December 31, 2020, we had $912.6 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 2, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. As discussed above under “—Overview,” we have taken steps to mitigate the impact of COVID-19 on our business and preserve our liquidity position. We believe our sources of liquidity will continue to be adequate to maintain our operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares. Additionally, based on current market conditions, we believe our investment grade credit rating enhances our ability to effectively raise capital, if needed. We expect to continue our acquisition and other growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

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

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2020 was 11.8 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2020, calculated in accordance with the terms of the Credit Agreement, was 22.6% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, minus the lesser of cash held by our domestic subsidiaries and $200.0 million, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of December 31, 2020, and 2019, we were contingently liable under standby letters of credit in the aggregate amounts of $27.8 million and $28.4 million, respectively. The letters of credit are related to insurance policies and construction projects.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2020. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations under U.S. generally accepted accounting principles.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(in millions)
Long-term debt obligations	$1,663.7	$6.0	$506.3	$400.6	$750.8
Estimated interest on long-term debt(1)	464.6	56.4	99.9	66.2	242.1
Operating lease obligations	255.9	57.9	83.9	49.4	64.7
Purchase obligations – other(2)	354.1	110.0	149.0	62.2	32.9
Other long-term liabilities reflected on the balance sheet under GAAP(3)	31.2	3.6	15.5	2.7	9.4
Total	$2,769.5	$233.9	$854.6	$581.1	$1,099.9
(1)	Interest is estimated using applicable rates as of December 31, 2020 for our outstanding fixed and variable-rate debt based on their respective scheduled maturities. Also, for purposes of this estimate, no borrowings on the revolving credit facility are assumed for all periods presented, consistent with our borrowings at December 31, 2020.

(2)	The majority of our inventory purchases are completed within 30 to 120 days and therefore are not included in this table except for certain purchases where we have significant lead times or corresponding long-term sales commitments.

(3)	Includes the estimated benefit payments for the next ten years for various long-term retirement plans. Since estimating employer funding projections for defined benefit plans beyond one year is not practicable, we have only included the estimated employer contribution amounts for 2021. We have excluded deferred income taxes of $455.6 million and other long-term liabilities of $26.7 million from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain.

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

Inflation

Our operations have not been, and we do not expect them to be, materially affected by general inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices. However, we are susceptible to changes in metals pricing. For more information, see Item 1A. “Risk Factors” under the caption “The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.”

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There have been no changes in our reportable segments; we have one reportable segment – metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.94 billion at December 31, 2020, or approximately 24% of total assets and 38% of total equity. Additionally, other intangible assets, net amounted to $947.1 million at December 31, 2020, or approximately 12% of total assets and 18% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further information regarding our 2020 and 2018 impairment charges and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist in 2020, 2019 or 2018. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $67.8 and $16.5 million in 2020 and 2018, respectively. No impairment of intangible assets with indefinite lives was recognized in 2019. See Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss is recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. We recorded impairment charges on property, plant and equipment of $9.3 million, $1.2 million and $3.8 million in 2020, 2019 and 2018, respectively. We recorded impairment charges of $30.7 and $16.7 million on our intangible assets subject to amortization in 2020 and 2018, respectively. No impairment of intangible assets subject to amortization was recognized in 2019. See Note 19 — “Impairment and Restructuring Charges” of Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

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

Commodity price risk

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., global economic factors and foreign currency exchange rates. We do not currently use financial derivatives to hedge our exposure to metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. We primarily purchase and sell in the spot market and consequently are generally able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels. As more fully discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K, the Section 232 tariffs have led to a decrease in the level of imported metal into the U.S. The removal of the Section 232 tariffs could lead to increased levels of imported metals into the U.S. and result in domestic steel producers decreasing the prices of the metals they sell. A rapid decline in metal prices from current levels could result in a significant adverse effect on our revenues, gross profit and net income.

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

Total foreign currency transaction losses (gains) included in our earnings were $2.3 million, $4.1 million, and ($0.6) million in 2020, 2019 and 2018, respectively.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2020, our exposure to changes in variable interest rates was not significant as we had only $13.7 million of variable interest rate debt outstanding. However, as of December 31, 2020, we had $1.46 billion available for borrowing on our revolving credit facility at variable interest rates. Consequently, any future borrowings on our revolving credit facility will increase market risk resulting from potential interest rate volatility.

LIBOR Phase Out

Amounts drawn under our Credit Agreement may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), a new index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it intended to consult on ceasing publication of one-week and two-month USD LIBOR by December 31, 2021 and does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.

Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term. The International Swaps and Derivatives Association has developed provisions for SOFR-based fall-back rates to apply upon permanent cessation of LIBOR and has published a protocol to enable market participants to include the new provisions in existing swap agreements.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) and all related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of Long-Lived Assets and Indefinite-Lived Intangible Assets

As discussed in Notes 1 and 7 to the consolidated financial statements, property and equipment, net and intangible assets, net as of December 31, 2020 were $1,792.2 million and $947.1 million, respectively. The Company reviews the recoverability of property and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

We identified the assessment of the recoverability of long-lived assets and indefinite-lived intangible assets as a critical audit matter. Evaluating the Company’s identification of significant events or changes in circumstances, which indicate these assets may not be recoverable, involved subjective auditor judgment. The judgments included consideration of factors that are external and internal to the Company, such as declines in the market for the Company’s products or plans to close a physical location.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification of significant events or changes in circumstances indicating the long-lived and indefinite-lived intangible assets may not be recoverable. We evaluated the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying long-lived assets and indefinite-lived intangible assets may not be recoverable by performing an independent assessment. The independent assessment included analyzing the historical operating performance of the asset groups and evaluating other events or changes in circumstances based on our knowledge of the Company and experience of the industry in which it operates. This included reading and evaluating industry articles, public information related to competitor activity, Company press releases and board of director minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California

February 25, 2021

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$683.5	$174.3
Accounts receivable, less allowance for credit losses of $19.0 at December 31, 2020 and $17.8 at December 31, 2019	926.3	1,067.8
Inventories	1,420.4	1,645.7
Prepaid expenses and other current assets	80.5	85.2
Income taxes receivable	2.1	37.2
Total current assets	3,112.8	3,010.2
Property, plant and equipment:
Land	260.1	239.8
Buildings	1,240.0	1,195.1
Machinery and equipment	2,107.8	2,044.4
Accumulated depreciation	(1,815.7)	(1,684.1)
Property, plant and equipment, net	1,792.2	1,795.2

Operating lease right-of-use assets	204.0	201.5
Goodwill	1,935.2	2,003.8
Intangible assets, net	947.1	1,031.1
Cash surrender value of life insurance policies, net	43.7	42.7
Other assets	71.8	46.6
Total assets	$8,106.8	$8,131.1

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$259.3	$275.0
Accrued expenses	88.9	67.4
Accrued compensation and retirement costs	165.8	172.1
Accrued insurance costs	42.0	43.4
Current maturities of long-term debt and short-term borrowings	6.0	64.9
Current maturities of operating lease liabilities	51.0	52.5
Total current liabilities	613.0	675.3
Long-term debt	1,638.9	1,523.6
Operating lease liabilities	154.1	149.5
Long-term retirement costs	95.8	87.0
Other long-term liabilities	26.7	12.3
Deferred income taxes	455.6	469.3
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 63,600 at December 31, 2020 and 66,854 at December 31, 2019	0.1	122.2
Retained earnings	5,193.2	5,189.5
Accumulated other comprehensive loss	(77.9)	(105.1)
Total Reliance stockholders’ equity	5,115.4	5,206.6
Noncontrolling interests	7.3	7.5
Total equity	5,122.7	5,214.1
Total liabilities and equity	$8,106.8	$8,131.1

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$8,811.9	$10,973.8	$11,534.5

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	6,036.8	7,644.4	8,253.0
Warehouse, delivery, selling, general and administrative	1,874.0	2,095.4	2,091.8
Depreciation and amortization	227.3	219.3	215.2
Impairment of long-lived assets	108.0	1.2	37.0
	8,246.1	9,960.3	10,597.0

Operating income	565.8	1,013.5	937.5

Other (income) expense:
Interest expense	62.9	85.0	86.2
Other expense (income), net	24.7	(0.8)	0.7
Income before income taxes	478.2	929.3	850.6
Income tax provision	105.8	223.2	208.8
Net income	372.4	706.1	641.8
Less: Net income attributable to noncontrolling interests	3.3	4.6	8.1
Net income attributable to Reliance	$369.1	$701.5	$633.7

Earnings per share attributable to Reliance stockholders:
Diluted	$5.66	$10.34	$8.75
Basic	$5.74	$10.49	$8.85

Shares used in computing earnings per share:
Diluted	65,263	67,855	72,441
Basic	64,328	66,885	71,621

Cash dividends per share	$2.50	$2.20	$2.00

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$372.4	$706.1	$641.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	11.7	12.4	(25.7)
Pension and postretirement benefit adjustments, net of tax	15.5	(14.8)	0.1
Total other comprehensive income (loss)	27.2	(2.4)	(25.6)
Comprehensive income	399.6	703.7	616.2
Less: Comprehensive income attributable to noncontrolling interests	3.3	4.6	8.1
Comprehensive income attributable to Reliance	$396.3	$699.1	$608.1

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2018	72,610	$594.6	$4,144.1	$(71.6)	$32.8	$4,699.9
Net income	—	—	633.7	—	8.1	641.8
Other comprehensive loss	—	—	—	(25.6)	—	(25.6)
Reclassification of stranded tax effects resulting from tax reform	—	—	5.5	(5.5)	—	—
Noncontrolling interest purchased	—	(9.3)	—	—	(19.7)	(29.0)
Dividends to noncontrolling interest holders	—	—	—	—	(13.3)	(13.3)
Stock-based compensation, net	289	33.2	—	—	—	33.2
Stock options exercised	48	2.8	—	—	—	2.8
Repurchase of common shares	(6,065)	(484.9)	—	—	—	(484.9)
Cash dividends — $2.00 per share and dividend equivalents	—	—	(145.4)	—	—	(145.4)
Balance at December 31, 2018	66,882	136.4	4,637.9	(102.7)	7.9	4,679.5
Net income	—	—	701.5	—	4.6	706.1
Other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Noncontrolling interest purchased	—	—	—	—	(0.4)	(0.4)
Dividends to noncontrolling interest holders	—	—	—	—	(4.6)	(4.6)
Stock-based compensation, net	545	35.0	—	—	—	35.0
Stock options exercised	20	0.8	—	—	—	0.8
Repurchase of common shares	(593)	(50.0)	—	—	—	(50.0)
Cash dividends — $2.20 per share and dividend equivalents	—	—	(149.9)	—	—	(149.9)
Balance at December 31, 2019	66,854	122.2	5,189.5	(105.1)	7.5	5,214.1
Net income	—	—	369.1	—	3.3	372.4
Other comprehensive income	—	—	—	27.2	—	27.2
Noncontrolling interest purchased	—	(5.5)	—	—	(1.1)	(6.6)
Dividends to noncontrolling interest holders	—	—	—	—	(2.4)	(2.4)
Stock-based compensation, net	414	19.1	—	—	—	19.1
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,674)	(136.0)	(201.3)	—	—	(337.3)
Cash dividends — $2.50 per share and dividend equivalents	—	—	(164.1)	—	—	(164.1)
Balance at December 31, 2020	63,600	$0.1	$5,193.2	$(77.9)	$7.3	$5,122.7

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$372.4	$706.1	$641.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	227.3	219.3	215.2
Impairment of long-lived assets	108.0	1.2	37.0
Provision for credit losses	5.8	3.4	7.4
Deferred income tax (benefit) provision	(13.7)	32.5	(9.1)
Gain on sales of property, plant and equipment	(2.6)	(1.0)	(18.8)
Stock-based compensation expense	42.2	51.2	45.5
Postretirement benefit plan settlement expense	19.4	—	—
Other	13.9	9.5	12.3
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	136.8	178.1	(153.3)
Inventories	227.5	211.8	(88.8)
Prepaid expenses and other assets	79.4	31.9	(14.0)
Accounts payable and other liabilities	(43.4)	(142.5)	(10.6)
Net cash provided by operating activities	1,173.0	1,301.5	664.6

Investing activities:
Purchases of property, plant and equipment	(172.0)	(242.2)	(239.9)
Acquisitions, net of cash acquired	(6.9)	(177.8)	(77.6)
Proceeds from sales of property, plant and equipment	6.7	8.0	29.2
Other	(16.2)	(7.1)	7.3
Net cash used in investing activities	(188.4)	(419.1)	(281.0)

Financing activities:
Net short-term debt borrowings (repayments)	0.7	(0.3)	(48.4)
Proceeds from long-term debt borrowings	1,673.5	971.0	1,518.7
Principal payments on long-term debt	(1,615.4)	(1,588.6)	(1,192.2)
Debt issuance costs	(6.4)	—	—
Dividends and dividend equivalents paid	(164.1)	(151.3)	(145.3)
Share repurchases	(337.3)	(50.0)	(484.9)
Noncontrolling interests purchased	(8.0)	(0.4)	(29.0)
Other	(26.0)	(21.0)	(22.8)
Net cash used in financing activities	(483.0)	(840.6)	(403.9)
Effect of exchange rate changes on cash and cash equivalents	7.6	4.3	(5.9)
Increase (decrease) in cash and cash equivalents	509.2	46.1	(26.2)
Cash and cash equivalents at beginning of year	174.3	128.2	154.4
Cash and cash equivalents at end of year	$683.5	$174.3	$128.2

Supplemental cash flow information:
Interest paid during the year	$52.6	$83.0	$84.0
Income taxes paid during the year, net	$87.5	$214.3	$228.5

Non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$—	$—	$25.9

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Business

As a metals solutions provider, we operate a metals service center network of approximately 300 locations in 40 states in the U.S. and in 13 other countries (Australia, Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products. Since our inception in 1939, we have not diversified outside our core business of providing metals distribution and processing solutions from our network of metals service centers.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as allowances for credit losses, net realizable values of inventories, fair values and/or impairment of goodwill and other indefinite-lived intangible assets, long-lived assets, the amount of unrecognized tax benefits and other contingencies, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable and Concentrations of Credit Risk

Trade receivables are typically non-interest bearing and are recorded at amortized cost. Sales to our recurring customers are generally made on open account terms while sales to occasional customers may be made on a collect on delivery basis. Past due status of customer accounts is determined based on how recently payments have been received in relation to payment terms granted. Credit is generally extended based upon an evaluation of each customer’s financial condition, with terms consistent in the industry and no collateral is required. The allowance for credit losses reflects the expected losses on our trade receivables and is determined based on customer-specific facts and the consideration of historical loss information, current conditions and reasonable and supportable forecasts using a loss-rate approach. Amounts are written-off against the allowance in the period we determine that the receivable is uncollectible.

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

December 31, 2020

of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, current maturities of operating lease liabilities and long-term debt approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes with face values of $1.65 billion and $750.0 million as of December 31, 2020 and 2019. The fair values of these senior unsecured notes based on quoted market prices were $1.80 billion and $840.0 million at December 31, 2020 and 2019, respectively, compared to their carrying values of $1.64 billion and $745.6 million, respectively. These estimated fair values are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values are generally based on quoted market prices for identical or similar instruments.

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

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one operating segment and one reporting unit for goodwill impairment purposes. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets goodwill on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. We recognized impairment losses of $67.8 million and $16.5 million related to our other intangible assets with indefinite lives in 2020 and 2018, respectively. See Note 19 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

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

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

circumstances indicate that the carrying amount of such assets may not be recoverable. We recognized impairment losses of $9.3 million, $1.2 million and $3.8 million for property, plant and equipment in 2020, 2019 and 2018, respectively, and $30.7 million and $16.7 million for intangible assets subject to amortization in 2020 and 2018. respectively. See Note 19 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations is not significant as of December 31, 2020 and 2019.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2020, 2019 and 2018, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were $357.4 million, $404.1 million and $412.7 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

Toll Processing and Logistics

Toll processing services relate to the processing of customer-owned metal. Logistics services primarily include transportation and storage services for metal we toll-process. Revenue for these services is recognized over time as the toll processing or logistics services are performed. The toll processing services are generally short-term in nature with the service being performed in less than one day.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter also has a significant impact on our quarterly sales and profitability. Particularly in light of COVID-19, we cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $42.2 million, $51.2 million and $45.5 million in 2020, 2019 and 2018, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted, which included significant changes to the taxation of U.S. corporations. These changes include, among other things, a reduction of the U.S. federal statutory rate from 35% to 21% effective in 2018, the implementation of a territorial tax system, a one-time tax in 2017 on accumulated foreign profits that have not been previously subject to U.S. tax law (transition tax), the repeal of the corporate alternative minimum tax and changes to business deductions, including a new limitation on the deductibility of business interest, stricter limits on the deductibility of certain executive compensation and the repeal of the deduction for domestic production activities. As discussed in Note 11 — “Income Taxes” we completed our accounting for the effects of Tax Reform in 2018.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Foreign Currencies

The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income (loss). Losses (gains) resulting from foreign currency transactions are included in the results of operations in the Other expense (income), net caption and amounted to $2.3 million, $4.1 million and ($0.6) million in 2020, 2019 and 2018, respectively.

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

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. The Company expects to adopt this guidance for any contracts that are modified as a result of reference rate reform. We believe our use of these accounting changes will not have a material impact on our consolidated financial statements.

Note 2. Acquisitions

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel performs cutting services on its diverse product assortment and provides “in-stock” next day delivery of its products. Fry Steel’s net sales in 2020 were $76.1 million.

We funded our acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

The allocation of the total purchase price for our 2019 acquisition of Fry Steel to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$17.1
Accounts receivable	5.7
Inventories	39.3
Property, plant and equipment	29.9
Goodwill	60.5
Intangible assets subject to amortization	26.0
Intangible assets not subject to amortization	30.3
Other current and long-term assets	0.3
Total assets acquired	209.1
Other current and long-term liabilities	8.3
Total liabilities assumed	8.3
Net assets acquired	$200.8

2018 Acquisitions

On November 1, 2018, we acquired All Metals Holding, LLC, including its operating subsidiaries All Metals Processing & Logistics, Inc. and All Metals Transportation and Logistics, Inc. (collectively, “All Metals”). All Metals is headquartered in Spartanburg, South Carolina with an additional facility in Cartersville, Georgia. All Metals specializes in toll processing for automotive, construction, appliance and other end markets, and provides value-added transportation and logistics services for metal products from six strategically located terminals throughout the southeastern United States. All Metals’ net sales were $25.3 million in 2020.

On August 1, 2018, we acquired KMS Fab, LLC and KMS South, Inc. (collectively, “KMS” or the “KMS Companies”). The KMS Companies are headquartered in Luzerne, Pennsylvania. The KMS Companies specialize in precision sheet metal fabrication ranging from prototypes to large production runs which utilize a wide variety of metals and fabrication methods including laser cutting, stamping, turret punching, machining, powder coating and welding. KMS’ net sales were $18.8 million in 2020.

On March 1, 2018, we acquired DuBose National Energy Services, Inc. (“DuBose Energy”) and its affiliate, DuBose National Energy Fasteners & Machined Parts, Inc. (“DuBose Fasteners” and, together with DuBose Energy, “DuBose”). DuBose is headquartered in Clinton, North Carolina. DuBose specializes in fabrication, supply and distribution of metal and metal products to the nuclear industry, including utilities, component manufacturers and contractors. DuBose’s net sales were $47.4 million in 2020.

We funded our 2018 acquisitions with borrowings on our revolving credit facility and cash on hand.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2020 or 2019, as applicable. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations for the acquisitions completed in 2020 and 2018, $30.3 million and $18.3 million, respectively, were allocated to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. Additionally, we recorded other identifiable intangible assets related to customer relationships for the 2019 and 2018 acquisitions of $26.0 million and $24.8 million, respectively, with weighted average lives of 10.0 years. The goodwill arising from our 2019 and 2018 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $60.8 million from our 2019 acquisition is deductible for tax purposes. Total goodwill deductible for tax purposes was $752.6 million as of December 31, 2020.

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

December 31, 2020

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

On March 31, 2020, through our wholly owned subsidiary, Feralloy Corporation, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company, an Indiana partnership (“FPC”) and toll processor in Portage, Indiana. We have consolidated the financial results of FPC since August 1, 2008 when we acquired Feralloy Corporation as part of our acquisition of PNA Group, Inc. Consequently, the increase in our ownership from 51% to 100% was accounted for as an equity transaction. The difference between the $8.0 million consideration paid for the noncontrolling interest with a carrying amount of $1.1 million was recognized as a decrease in total Reliance stockholders’ equity. As a result of our purchase of the remaining partnership interests in FPC, we also recorded a $1.4 million increase to additional paid in capital for the direct tax effects resulting from the transaction.

On October 23, 2018, we purchased the remaining 40% noncontrolling interest of Acero Prime, S. de R.L. de C.V. (“Acero Prime”), which increased our ownership from 60% to 100%. Acero Prime, headquartered in San Luis Potosi, has four toll processing locations. Acero Prime performs metal processing services such as slitting, multi-blanking and oxy-fuel cutting, as well as storage and supply-chain management for a variety of different industries including automotive, home appliance, lighting, HVAC, machinery and heavy equipment. We have consolidated the financial results of Acero Prime since October 1, 2014 when we acquired a majority interest. Consequently, the increase in our ownership from 60% to 100% was accounted for as an equity transaction. The difference between the $29.0 million consideration paid and the $19.7 million noncontrolling interest, or $9.3 million, was recognized as a decrease in total Reliance stockholders’ equity.

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

Inventories consisted of the following:

	December 31,	December 31,
	2020	2019

	(in millions)
LIFO inventories - cost on FIFO method	$1,226.0	$1,387.7
Cost on FIFO method higher than LIFO value	(115.6)	(137.6)
Inventories - stated on LIFO method	1,110.4	1,250.1
Inventories - stated on FIFO method	310.0	395.6
	$1,420.4	$1,645.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

The changes in the LIFO inventory valuation reserve and impact of LIFO liquidations were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
LIFO inventory valuation reserve adjustment (income) charge	$(22.0)	$(156.0)	$271.8
Liquidation of LIFO inventory quantities that decreased cost of sales	(4.4)	(11.6)	**

** Insignificant liquidations of LIFO inventory quantities.

Cost decreases for the majority of our products were the primary cause of the 2020 and 2019 LIFO inventory valuation reserve adjustment income. Cost increases for the majority of our products were the primary cause of the 2018 LIFO inventory valuation reserve adjustment charge.

Note 5. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes or value-added taxes collected from customers are excluded from our reported sales.

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Carbon steel	$4,647.4	$5,792.9	$6,285.8
Aluminum	1,687.6	2,151.9	2,210.9
Stainless steel	1,435.6	1,578.0	1,636.1
Alloy	436.5	652.1	680.7
Toll processing and logistics	387.5	450.7	415.3
Other and eliminations	217.3	348.2	305.7
Total	$8,811.9	$10,973.8	$11,534.5

Note 6. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)

Balance at January 1, 2018	$1,842.6
Acquisitions	33.8
Effect of foreign currency translation	(5.6)
Balance at December 31, 2018	1,870.8
Acquisitions	131.8
Purchase price allocation adjustments	(1.9)
Effect of foreign currency translation	3.1
Balance at December 31, 2019	2,003.8
Acquisition	6.9
Purchase price allocation adjustments	(77.2)
Effect of foreign currency translation	1.7
Balance at December 31, 2020	$1,935.2

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

The 2020 purchase price allocation adjustments relate to the completion of the accounting of our acquisition of Fry Steel.

We had no accumulated impairment losses related to goodwill at December 31, 2020.

Note 7. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2020		December 31, 2019
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.5)	$0.7	$(0.4)
Customer lists/relationships	14.9	623.2	(396.7)	710.1	(438.1)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	7.7	1.1	(0.9)	1.1	(0.9)
		633.1	(406.2)	720.0	(447.5)
Intangible assets not subject to amortization:
Trade names		720.2	—	758.6	—
		$1,353.3	$(406.2)	$1,478.6	$(447.5)

In 2020, we completed the accounting of our 2019 acquisition of Fry Steel and recorded $56.3 million of intangible assets; $30.3 million was allocated to trade names, which is not subject to amortization, and $26.0 million was allocated to customer lists/relationships, which amortizes over a 10.0 year life.

During 2020 and 2018, we recognized impairment losses of $67.8 million and $16.5 million, respectively, on our trade name intangible assets and $30.7 million and $16.7 million on our customer relationship intangible assets, respectively, mainly related to our energy (oil and natural gas) businesses. See Note 19 — “Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $39.6 million, $43.1 million and $45.8 million in 2020, 2019 and 2018, respectively. Foreign currency translation losses related to intangible assets, net in 2020 were $2.2 million.

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2021	$36.6
2022	35.9
2023	31.6
2024	28.1
2025	23.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Note 8. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $43.7 million and $42.7 million as of December 31, 2020 and 2019, respectively.

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

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. We borrowed $60.0 million, $56.0 million, $56.1 million against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $76.8 million, $71.7 million and $70.8 million in 2020, 2019 and 2018, respectively. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2020 and 2019, loans and accrued interest outstanding on EMJ’s life insurance policies were $739.0 million and $684.0 million, respectively.

Income earned on our life insurance policies, cost of insurance charges and interest expense on borrowings against cash surrender values are included in the Other expense, net caption in the accompanying consolidated statements of income (see Note 15 — “Other Expense (Income), net”).

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Note 9. Debt

Debt consisted of the following:

	December 31,	December 31,
	2020	2019

	(in millions)
Unsecured revolving credit facility maturing September 2, 2025	$—	$368.0
Unsecured term loan repaid August 3, 2020	—	465.0
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due August 15, 2025	400.0	—
Senior unsecured notes due August 15, 2030	500.0	—
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.7	13.3
Total	1,663.7	1,596.3
Less: unamortized discount and debt issuance costs	(18.8)	(7.8)
Less: amounts due within one year and short-term borrowings	(6.0)	(64.9)
Total long-term debt	$1,638.9	$1,523.6

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At December 31, 2020, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

Weighted average interest rates on borrowings outstanding on the revolving credit facility and term loan were 3.69% and 2.80% as of December 31, 2019, respectively. As of December 31, 2020, we had no outstanding borrowings, $36.3 million of letters of credit issued and $1.46 billion available for borrowing on the revolving credit facility.

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

On August 3, 2020, we entered into an indenture (the “2020 Indenture” and, together with the 2013 Indenture and 2006 Indenture, the “Indentures”) for the issuance of $900.0 million of unsecured debt securities. The total issuance under the 2020 Indenture was comprised of (a) $400.0 million aggregate principal amount of senior unsecured notes bearing

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

interest at the rate of 1.30% per annum, maturing on August 15, 2025 and (b) $500.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 2.15% per annum, maturing on August 15, 2030.

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

Other Notes and Revolving Credit Facilities

A revolving credit facility with a credit limit of $8.3 million is in place for an operation in Asia with an outstanding balance of $5.4 million and $4.3 million as of December 31, 2020 and December 31, 2019, respectively.

Various industrial revenue bonds had combined outstanding balances of $8.3 million and $9.0 million as of December 31, 2020 and December 31, 2019, respectively, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at December 31, 2020.

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2021	$6.0
2022	0.3
2023	506.0
2024	0.3
2025	400.3
Thereafter	750.8
$1,663.7

Note 10. Leases

We adopted accounting changes on January 1, 2019 that required lessees to recognize most long-term leases on the balance sheet using a modified retrospective transition method. Our lease cost for the year ended December 31, 2018 below is presented under previous lease accounting guidance.

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office buildings, including our corporate headquarters in Los Angeles, California. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases. Information regarding the insignificant amount of finance leases we have is not meaningful to an understanding of our lease obligations.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

The following is a summary of our lease cost:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Operating lease cost	$82.1	$84.4	$82.7

Our operating lease costs include payments to various related parties that are not executive officers of the Company, in the amounts of $1.9 million, $2.5 million and $4.1 million in 2020, 2019 and 2018, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2023.

Supplemental cash flow and balance sheet information is presented below:

	Year Ended December 31,
	2020	2019

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$81.7	$84.6
Right-of-use assets obtained in exchange for operating lease obligations	$58.8	$71.1

	December 31,	December 31,
	2020	2019
Other lease information:
Weighted average remaining lease term—operating leases	5.7 years	5.6 years
Weighted average discount rate—operating leases	3.7%	4.3%

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

(in millions)
2021	$57.9
2022	46.8
2023	37.1
2024	29.6
2025	19.8
Thereafter	64.7
Total operating lease payments	255.9
Less: imputed interest	(50.8)
Total operating lease liabilities	$205.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Note 11. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2018 and state and local tax examinations before 2016. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Current:
Federal	$77.6	$136.3	$150.6
State	24.9	37.9	47.6
Foreign and withholding taxes	17.0	16.5	19.7
	119.5	190.7	217.9
Deferred:
Federal	(7.1)	26.9	(6.0)
State	0.3	7.2	(2.3)
Foreign	(6.9)	(1.6)	(0.8)
	(13.7)	32.5	(9.1)
	$105.8	$223.2	$208.8

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)

U.S.	$465.9	$877.4	$775.2
International	12.3	51.9	75.4
Income before income taxes	$478.2	$929.3	$850.6

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax Reform	—	—	0.4
State income tax, net of federal tax effect	3.6	3.6	3.6
Foreign earnings taxed at higher rates	1.0	0.4	0.4
Net effect of life insurance policies	(2.9)	(1.5)	(1.5)
Net effect of changes in unrecognized tax benefits	(0.3)	—	(0.2)
Stock-based compensation	0.8	0.7	0.6
Other, net	(1.1)	(0.2)	0.2
Effective tax rate	22.1%	24.0%	24.5%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019

	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$42.3	$31.6
Inventory costs capitalized for tax purposes	9.0	13.1
Stock-based compensation	8.6	8.2
Allowance for doubtful accounts	4.8	4.9
Tax credits carryforwards	0.4	1.4
Net operating loss carryforwards	3.6	4.2
Total deferred tax assets	68.7	63.4
Deferred tax liabilities:
Property, plant and equipment, net	(190.2)	(189.1)
Goodwill and other intangible assets	(297.1)	(311.6)
LIFO inventories	(29.7)	(23.2)
Other	(7.3)	(8.8)
Total deferred tax liabilities	(524.3)	(532.7)
Net deferred tax liabilities	$(455.6)	$(469.3)

As of December 31, 2020, we had $3.5 million of state and $0.8 million of acquired federal net operating loss carryforwards (“NOLs”), which are available to offset future income taxes. The state NOLs expire in years 2021 through 2040. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017 and required (i) reevaluation of our net deferred tax assets based on a U.S. federal tax rate of 21% and (ii) recognition of a one-time tax in 2017 on accumulated foreign profits that have not been previously subject to U.S. tax (transition tax). We primarily recognized the accounting for the tax law change in 2017, and finalized the accounting in 2018 and reduced the provisional net tax benefit we recognized in 2017 by $3.2 million.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Unrecognized Tax Benefits

We are under audit by various state jurisdictions for years 2016 through 2018, but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Unrecognized tax benefits at January 1	$2.2	$2.4	$4.1
Increases in tax positions for prior years	—	0.8	0.4
Settlements	(1.1)	(0.7)	—
Lapse of statute of limitations	(0.1)	(0.3)	(2.1)
Unrecognized tax benefits at December 31	$1.0	$2.2	$2.4

As of December 31, 2020, $1.0 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.4 million and $0.5 million as of December 31, 2020 and 2019, respectively. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Note 12. Stock-Based Compensation Plans

We grant stock-based compensation to our employees and directors. At December 31, 2020, an aggregate of 2,182,604 shares were authorized for future grant under our various stock-based compensation plans, including stock options, restricted stock units and stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. As stock options are exercised and restricted stock units vest, we issue new shares of Reliance common stock.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Stock Options

Stock option activity under all the plans is as follows:

			Weighted Average
			Remaining	Aggregate
	Option	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(in years)	(in millions)
Outstanding at January 1, 2018	75,275	$52.30
Exercised	(48,275)	57.91
Expired or forfeited	(1,000)	55.73
Outstanding at December 31, 2018	26,000	41.76
Exercised	(20,000)	40.80
Outstanding at December 31, 2019	6,000	44.99
Exercised	(6,000)	44.99
Outstanding at December 31, 2020	—	$—	—	$—
Exercisable at December 31, 2020	—	$—	—	$—

Proceeds from stock options exercised under all stock option plans in 2020, 2019 and 2018 were $0.3 million, $0.8 million and $2.8 million, respectively. The total intrinsic values of all options exercised in 2020, 2019 and 2018 were $0.4 million, $1.0 million, $1.6 million, respectively. As of December 31, 2020 no stock options were issued and outstanding.

Restricted Stock Units

In 2020, 2019 and 2018, we granted 540,547, 488,345 and 474,715, respectively, restricted stock units (“RSUs”) to key employees pursuant to the Amended and Restated Stock Option and Restricted Stock Plan. Each RSU consists of the right to receive one share of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the shares vest. Additionally, each 2020, 2019 and 2018 RSU granted has a service-based condition and cliff vests at December 1, 2022, December 1, 2021 and December 1, 2020, respectively, if the recipient is an employee of the Company on those dates. In addition to a service-based condition, 210,403, 194,155 and 178,970 of the RSUs granted in 2020, 2019 and 2018, respectively, also have performance goals and vest only upon the satisfaction of the service-based condition and certain performance targets for the three-year periods ending December 31, 2022, December 31, 2021 and December 31, 2020, respectively. The fair value of the 2020, 2019 and 2018 RSUs granted was $82.81 per share, $88.05 per share and $84.26 per share, respectively, determined based on the closing price of our common stock on the grant date.

In 2020, 2019 and 2018, 12,807, 11,640 and 13,880 stock awards, respectively, were granted to the non-employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the stock awards granted in 2020, 2019 and 2018, was $91.30 per share, $89.34 per share and $93.65 per share, respectively, determined based on the closing price of our common stock on the grant date. The awards include dividend rights and vest immediately upon grant.

In 2020, 2019 and 2018, we made payments of $23.1 million, $16.2 million and $12.3 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of the consolidated statements of equity.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

A summary of the status of our unvested service-based and performance-based RSUs as of December 31, 2020 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value	Fair Value
Unvested RSUs	Shares	Per RSU	(in millions)
Unvested at January 1, 2020	859,005	$86.40
Granted	540,547	82.81
Vested	(369,990)	84.31
Canceled or forfeited	(33,842)	85.21
Unvested at December 31, 2020	995,720	$85.27	$119.2

The total fair value of RSUs vested during 2020, 2019 and 2018 was $54.0 million, $56.5 million and $34.6 million, respectively.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2020, there was $48.3 million of total unrecognized compensation cost related to unvested stock-based compensation awards granted under all stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

The tax benefit realized from our stock-based compensation plans in 2020, 2019 and 2018 was $6.1 million, $5.5 million and $4.9 million, respectively.

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

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master 401(k) Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master 401(k) Plan. Eligibility occurs after three months of service and the Company contribution vests at 25% per year. Other 401(k) and profit-sharing plans exist as certain subsidiaries have not merged their plans into the Master 401(k) Plan as of December 31, 2020.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted a Supplemental Executive Retirement Plan (“Reliance SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

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

Deferred Compensation Plan

In December 2008, the Reliance Deferred Compensation Plan was established for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were transferred and consolidated into this new deferred compensation plan. The balance in the Reliance Deferred Compensation Plan as of December 31, 2020 and 2019 was $36.2 million and $31.4 million, respectively. The balance of the assets set aside for funding future payouts under the deferred compensation plan amounted to $33.9 million and $26.5 million as of December 31, 2020 and 2019, respectively.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2020, 2019 and 2018 our contributions to these plans were $5.3 million, $5.7 million and $5.4 million, respectively. Some of the plans we participate in are in endangered, or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plans

We, through certain subsidiaries, maintained qualified defined benefit pension plans for certain of our union employees (the “Defined Benefit Plans”). These plans generally provide benefits of stated amounts for each year of service or provide benefits based on the participant’s hourly wage rate and years of service. The plans permit the sponsor, at any time, to amend or terminate the plans subject to union approval, if applicable. Certain of these plans were frozen in previous years. We merged our frozen defined benefit pension plans into a single plan and terminated the plan during 2020, which resulted in our recognition of a $12.7 million settlement loss. We have one defined benefit plan as of December 31, 2020 (the “Defined Benefit Plan”).

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and Defined Benefit Plans:

	SERPs		Defined Benefit Plans
	2020	2019	2020	2019

	(in millions)		(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$49.8	$37.2	$116.2	$96.6
Service cost	0.9	0.9	2.1	1.6
Interest cost	1.0	1.4	2.6	3.8
Actuarial loss	3.1	11.4	7.9	15.9
Benefits paid	(0.9)	(1.1)	(3.3)	(3.9)
Plan amendments	—	—	—	2.2
Plan settlements	(16.4)	—	(49.2)	—
Benefit obligation at end of year	$37.5	$49.8	$76.3	$116.2

Change in plan assets:
Fair value of plan assets at beginning of year	N/A	N/A	$107.1	$94.9
Actual return on plan assets	N/A	N/A	10.5	16.1
Employer contributions	N/A	N/A	—	—
Benefits paid	N/A	N/A	(53.0)	(3.9)
Other	N/A	N/A	(0.7)	—
Fair value of plan assets at end of year	N/A	N/A	$63.9	$107.1

Funded status:
Funded status of the plans	$(37.5)	$(49.8)	$(12.4)	$(9.1)

Items not yet recognized as component of net periodic pension expense:
Unrecognized net actuarial losses	$14.1	$19.6	$15.2	$27.2
Unamortized prior service cost	—	—	4.0	4.7
	$14.1	$19.6	$19.2	$31.9

As of December 31, 2020 and 2019, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plans
	2020	2019	2020	2019

	(in millions)		(in millions)
Amounts recognized in the statement of financial position:
Current liabilities	$(0.9)	$(17.5)	$—	$—
Noncurrent liabilities	(36.6)	(32.3)	(12.4)	(9.1)
Accumulated other comprehensive loss	14.1	19.6	19.2	31.9
Net amount recognized	$(23.4)	$(30.2)	$6.8	$22.8

The accumulated benefit obligation for the SERPs was $31.2 million and $42.0 million as of December 31, 2020 and 2019, respectively. The accumulated benefit obligation for the Defined Benefit Plan was $76.3 million as of December 31, 2020 compared to $116.2 million of accumulated benefit obligation for the Defined Benefit Plans as of December 31, 2019.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

	Year Ended December 31,
	2020	2019

	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets:
Accumulated benefit obligation	$76.3	$116.2
Projected benefit obligation	76.3	116.2
Fair value of plan assets	63.9	107.1

Following are the details of net periodic benefit cost related to the SERPs and Defined Benefit Plans:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018

	(in millions)			(in millions)
Service cost	$0.9	$0.9	$0.9	$2.1	$1.6	$1.7
Interest cost	1.0	1.4	1.1	2.6	3.8	3.5
Expected return on plan assets	—	—	—	(4.4)	(5.6)	(5.1)
Settlement loss	6.7	—	—	12.7	—	—
Prior service cost	—	—	—	0.6	0.4	0.3
Amortization of net loss	1.9	1.0	0.9	1.1	1.3	1.4
	$10.5	$3.3	$2.9	$14.7	$1.5	$1.8

Net periodic benefit cost related to the SERPs and Defined Benefit Plans is presented in our consolidated statements of income, as summarized below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018

	(in millions)			(in millions)
Amounts recognized in the statement of income:
Warehouse, delivery, selling, general and administrative expense	$0.9	$0.9	$0.9	$2.1	$1.6	$1.7
Other expense (income), net	9.6	2.4	2.0	12.6	(0.1)	0.1
	$10.5	$3.3	$2.9	$14.7	$1.5	$1.8

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Weighted average assumptions to determine net cost:
Discount rate	2.63%	3.81%	3.04%	2.85%	4.06%	3.47%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.25%	6.09%	5.66%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plans
	December 31,		December 31,
	2020	2019	2020	2019
Weighted average assumptions to determine benefit obligations:
Discount rate	1.60%	2.63%	2.40%	2.59%
Expected long-term rate of return on plan assets	N/A	N/A	6.25%	6.09%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions of $0.9 million are expected during 2021 to the SERPs and none for the Defined Benefit Plan.

Plan Assets and Investment Policy

The weighted-average asset allocations of our Defined Benefit Plans by asset category were as follows:

	December 31,
	2020	2019
Plan Assets
Equity securities	62%	33%
Debt securities	32%	60%
Cash and cash equivalents	6%	7%
Total	100%	100%

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

The fair value measurements of our Defined Benefit Plans assets fall within the following levels of the fair value hierarchy as of December 31, 2020 and 2019:

	Level 1		Level 2	Level 3	Total

	(in millions)
December 31, 2020:
Common stock(1)		$30.6	$—	$—	$30.6
U.S. government, state and agency		—	7.4	—	7.4
Corporate debt securities(2)		—	3.9	—	3.9
Mutual funds(3)		18.4	—	—	18.4
Interest and non-interest bearing cash		3.6	—	—	3.6
Total investments at fair value		$52.6	$11.3	$—	$63.9

December 31, 2019:
Common stock(1)		$25.1	$—	$—	$25.1
U.S. government, state and agency		—	9.3	—	9.3
Corporate debt securities(2)		—	3.6	—	3.6
Mutual funds(3)		59.4	—	—	59.4
Interest and non-interest bearing cash		7.3	—	—	7.3
Total investments in the fair value hierarchy		91.8	12.9	—	104.7
Investments measured at net asset value ("NAV")(4)	`				2.4
Total investments at fair value		$91.8	$12.9	$—	$107.1
(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded.

(2)	Valued using a combination of inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

(3)	Level 1 assets are comprised of exchange traded funds, money market funds, and stock and bond funds. These assets are valued at closing price for exchange traded funds and NAV for open-end and closed-end mutual funds.

(4)	Certain investments, including common collective trusts, are measured at fair value using the NAV practical expedient. The fair value of these investments is excluded from the fair value hierarchy and are presented in the tables above to permit reconciliation of the investments classified within the fair value hierarchy to the total investments at fair value.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Summary Disclosures—SERPs and Defined Benefit Plan

The following is a summary of benefit payments under the SERPs and Defined Benefit Plan, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plan

	(in millions)
2021	$0.9	$2.0
2022	12.0	2.3
2023	0.9	2.5
2024	0.8	2.7
2025	0.8	2.9
2026-2030	3.6	16.7

Supplemental Bonus Plan

In connection with the acquisition of EMJ in April 2006, Reliance assumed the obligation resulting from EMJ’s settlement with the U.S. Department of Labor to contribute 258,006 shares of Reliance common stock to EMJ’s Supplemental Bonus Plan, a phantom stock bonus plan supplementing the EMJ Retirement Savings Plan. As of December 31, 2020, the remaining obligation to the EMJ Supplemental Bonus Plan consisted of the cash equivalent of 53,197 shares of Reliance common stock with a fair value of $6.3 million. The adjustments to reflect this obligation at fair value based on the closing price of our common stock at the end of each reporting period are included in Warehouse, delivery, selling, general and administrative expense. The (income) expense from mark to market adjustments to this obligation in each of the years ended December 31, 2020, 2019 and 2018 amounted to ($0.2) million, $3.3 million, and ($0.8) million, respectively. This obligation will be satisfied by future cash payments to participants upon their termination of employment.

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Master 401(k) Plan	$21.2	$22.7	$28.1
Other Defined Contribution Plans	6.9	9.6	9.4
Employee Stock Ownership Plan	—	—	1.9
Deferred Compensation Plan	(0.3)	5.0	0.9
Supplemental Executive Retirement Plans	10.5	3.3	2.9
Defined Benefit Plans	14.7	1.5	1.8
	$53.0	$42.1	$45.0

Note 14. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for 61 consecutive years. Our Board of Directors increased the quarterly dividend to $0.50 per share from $0.45 in February 2018, to $0.55 per share in February 2019, to

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

$0.625 per share in February 2020 and to $0.6875 per share in February 2021. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of December 31, 2020, we had remaining authorization under the plan to purchase approximately 2.8 million shares, or approximately 4% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 or Rule 10b-18 under the Securities Act of 1934, as amended. During 2020, we repurchased approximately 3.7 million shares of our common stock at an average cost of $91.80 per share, for a total of $337.3 million. During 2019, we repurchased approximately 0.6 million of our common shares at an average cost of $84.33 per share, for a total of $50.0 million. During 2018, we repurchased approximately 6.1 million shares of our common stock at an average cost of $79.94 per share, for a total of $484.9 million. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

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

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income

	(in millions)
Balance as of January 1, 2020	$(64.4)	$(40.7)	$(105.1)
Current-year change	11.7	15.5	27.2
Balance as of December 31, 2020	$(52.7)	$(25.2)	$(77.9)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $5.8 million and $7.9 million as of December 31, 2020 and December 31, 2019, respectively. Income tax effects are released from accumulated other comprehensive loss and included in income tax provision as obligations of the Defined Benefit Plans and SERPs are settled. In 2020, we released $3.4 million of income tax effects related to the settlement of a frozen defined benefit plan. See Note 13 — “Employee Benefits” for further information on the settlement of our frozen defined benefit plan.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Note 15. Other Expense (Income), net

Significant components of Other expense (income), net are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Investment income from life insurance policies	$(79.3)	$(74.3)	$(67.4)
Interest expense on life insurance policy loans	79.4	73.9	70.1
Life insurance policy cost of insurance	13.4	12.8	12.1
Income from life insurance policy redemptions	(4.6)	(7.8)	(10.3)
Foreign currency transaction losses (gains)	2.3	4.1	(0.6)
Net periodic benefit cost — settlement loss	19.4	—	—
Net periodic benefit cost — components other than service cost and settlement loss	2.8	2.3	2.1
All other, net	(8.7)	(11.8)	(5.3)
	$24.7	$(0.8)	$0.7

Note 16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2020, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $314.1 million, with amounts in 2021, 2022 and thereafter being $78.8 million, $79.9 million and $155.4 million, respectively.

Collective Bargaining Agreements

As of December 31, 2020, approximately 12%, or 1,550, of our total employees are covered by 60 collective bargaining agreements at 51 of our different locations, which expire at various times over the next five years. Approximately 700 of our employees are covered by 25 different collective bargaining agreements that will expire during 2021.

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

December 31, 2020

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

Note 17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018

	(in millions, except share amounts which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$369.1	$701.5	$633.7
Denominator:
Weighted average shares outstanding	64,328	66,885	71,621
Dilutive effect of stock-based awards	935	970	820
Weighted average diluted shares outstanding	65,263	67,855	72,441

Earnings per share attributable to Reliance stockholders:
Diluted	$5.66	$10.34	$8.75
Basic	$5.74	$10.49	$8.85

The computations of earnings per share for 2020, 2019 and 2018 do not include 183,508, 176,013 and 123,701 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive. Potentially dilutive securities whose effect would have been antidilutive were not significant for all years presented.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Note 18. Segment Information

We have one reportable segment – metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, gross sales were comprised of the following in each of the three years ended December 31:

	2020	2019	2018
Carbon steel	51%	52%	53%
Aluminum	19%	19%	19%
Stainless steel	16%	14%	14%
Alloy	5%	6%	6%
Other	5%	5%	4%
Toll processing and logistics	4%	4%	4%
Total	100%	100%	100%

The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total

	(in millions)
Year Ended December 31, 2020:
Net sales	$8,180.7	$631.2	$8,811.9
Long-lived assets	4,709.1	284.9	4,994.0
Year Ended December 31, 2019:
Net sales	10,099.2	874.6	10,973.8
Long-lived assets	4,776.7	344.2	5,120.9
Year Ended December 31, 2018:
Net sales	10,638.4	896.1	11,534.5
Long-lived assets	4,431.8	328.1	4,759.9

Note 19. Impairment and Restructuring Charges

We recorded impairment and restructuring charges of $157.8 million in 2020, which was mainly comprised of a $137.5 million impairment and restructuring charge recognized during the first quarter of 2020 due to our reduced long-term outlook for our businesses serving the energy (oil and natural gas) market and charges at certain of our other businesses for which our outlook had turned negative based on the continued impacts from COVID-19. The 2018 charges mainly related to our decision to downsize one of our energy businesses due to changes in competitive factors for certain products they sold.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

The impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Intangible assets, net	$98.5	$—	$33.2
Property, plant and equipment	9.3	1.2	3.8
Operating lease right-of-use assets	0.2	—	—
Total impairment charges	108.0	1.2	37.0
Restructuring––cost of sales	38.2	—	—
Restructuring––warehouse, delivery, selling, general and administrative expense	11.6	—	2.5
Total impairment and restructuring charges	$157.8	$1.2	$39.5

The 2020 property, plant and equipment and restructuring––cost of sales charges relate to the closure of certain locations where we anticipated losses on the disposition of certain real property, machinery and equipment and inventories. The measurement of the intangible assets at fair value was determined using discounted cash flow techniques. The use of discounted cash flow models requires judgment and requires the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflect the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and natural gas and aerospace industries based on the best information available in the circumstances.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2020

Note 20. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2020 and 2019:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

	(in millions, except per share amounts)
2020:
Net sales	$2,134.1	$2,085.6	$2,019.3	$2,572.9
Cost of sales	1,430.5	1,409.5	1,404.6	1,792.2
Gross profit(1)	703.6	676.1	614.7	780.7
Net income	130.5	98.3	80.7	62.9
Net income attributable to Reliance	129.6	97.6	80.2	61.7
Earnings per share attributable to Reliance stockholders:
Diluted	2.01	1.51	1.24	0.92
Basic	2.04	1.53	1.26	0.93

2019:
Net sales	$2,447.8	$2,685.9	$2,883.5	$2,956.6
Cost of sales	1,653.6	1,871.2	2,029.9	2,089.7
Gross profit(1)	794.2	814.7	853.6	866.9
Net income	166.3	163.9	184.3	191.6
Net income attributable to Reliance	165.6	162.7	183.1	190.1
Earnings per share attributable to Reliance stockholders:
Diluted	2.44	2.40	2.69	2.80
Basic	2.48	2.44	2.73	2.83
(1)	Gross profit, calculated as net sales less cost of sales, is a non-GAAP financial measure as it excludes depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit as shown above as a measure of operating performance. Gross profit is an important operating and financial measure, as fluctuations in gross profit can have a significant impact on our earnings. Gross profit, as presented, is not necessarily comparable with similarly titled measures for other companies.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the years shown elsewhere in this Annual Report on Form 10-K.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2018:
Allowance for credit losses	$15.5	$7.4	$4.4	$0.3	$18.8
Year Ended December 31, 2019:
Allowance for credit losses	$18.8	$3.4	$4.4	$—	$17.8
Year Ended December 31, 2020:
Allowance for credit losses	$17.8	$5.8	$4.6	$—	$19.0
(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance Steel & Aluminum Co.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance Steel & Aluminum Co. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 25, 2021

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The narrative and tabular information included under the captions “Management,” and “Delinquent Section 16(a) Report” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2021 (the “Proxy Statement”) are incorporated herein by reference.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Registrant’s Amended and Restated Bylaws.	8-K	3.2	6/1/2015
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.	8-K	3.1	2/16/2016
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.05	12/31/2019
4.06	Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	8/3/2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
4.07	First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030).	8-K	4.2	8/3/2020
10.01†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.02†	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.	10-K	10.06	12/31/1996
10.03†	Registrant’s Amended and Restated Directors Stock Option Plan.	DEF 14A	Appendix A	4/15/2005
10.04†	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan.	S-8	4.1	8/4/2006
10.05†	Form of Incentive/Non-Qualified Stock Option Agreement.	S-8	4.2	8/4/2006
10.06†	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.07†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.08†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.09†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	4/1/2011
10.10†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.11†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.12	Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto.	8-K	10.1	9/10/2020
10.13†	Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/22/2020
10.14†	Amendment No. 1 to Registrant’s Directors Equity Plan.	8-K	10.2	5/22/2020
10.15†*	Registrant’s First Amendment to Deferred Compensation Plan effective January 1, 2013.
21*	Subsidiaries of Registrant.
23*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith. † Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

RELIANCE STEEL & ALUMINUM CO.
By:	/s/ James D. Hoffman
James D. Hoffman
Chief Executive Officer

POWER OF ATTORNEY

The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint James D. Hoffman, Karla R. Lewis and Arthur Ajemyan, or any of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 25, 2021
Mark V. Kaminski

/s/ James D. Hoffman	Chief Executive Officer (Principal Executive Officer); Director	February 25, 2021
James D. Hoffman

/s/ Karla R. Lewis	President; Director	February 25, 2021
Karla R. Lewis

Signatures	Title	Date

/s/ Arthur Ajemyan	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Arthur Ajemyan

/s/ Sarah J. Anderson	Director	February 25, 2021
Sarah J. Anderson

/s/ Lisa Baldwin	Director	February 25, 2021
Lisa Baldwin

/s/ Karen W. Colonias	Director	February 25, 2021
Karen W. Colonias

/s/ John G. Figueroa	Director	February 25, 2021
John G. Figueroa

/s/ David H. Hannah	Director	February 25, 2021
David H. Hannah

/s/ Robert A. McEvoy	Director	February 25, 2021
Robert A. McEvoy

/s/ Andrew G. Sharkey, III	Director	February 25, 2021
Andrew G. Sharkey, III

/s/ Douglas W. Stotlar	Director	February 25, 2021
Douglas W. Stotlar