Form 10-Q
period 2021-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2021-04-29
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, 63,707,842 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	March 31,	December 31,
	2021	2020*
ASSETS
Current assets:
Cash and cash equivalents	$760.3	$683.5
Accounts receivable, less allowance for credit losses of $22.8 at March 31, 2021 and $19.0 at December 31, 2020	1,272.3	926.3
Inventories	1,477.0	1,420.4
Prepaid expenses and other current assets	75.1	80.5
Income taxes receivable	—	2.1
Total current assets	3,584.7	3,112.8
Property, plant and equipment:
Land	255.5	260.1
Buildings	1,233.0	1,240.0
Machinery and equipment	2,137.8	2,107.8
Accumulated depreciation	(1,856.6)	(1,815.7)
Property, plant and equipment, net	1,769.7	1,792.2

Operating lease right-of-use assets	201.9	204.0
Goodwill	1,935.7	1,935.2
Intangible assets, net	938.0	947.1
Cash surrender value of life insurance policies, net	39.5	43.7
Other assets	79.5	71.8
Total assets	$8,549.0	$8,106.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$361.0	$259.3
Accrued expenses	122.6	88.9
Accrued compensation and retirement costs	156.8	165.8
Accrued insurance costs	45.5	42.0
Current maturities of long-term debt and short-term borrowings	5.2	6.0
Current maturities of operating lease liabilities	51.1	51.0
Income taxes payable	81.5	—
Total current liabilities	823.7	613.0
Long-term debt	1,639.7	1,638.9
Operating lease liabilities	152.0	154.1
Long-term retirement costs	101.9	95.8
Other long-term liabilities	26.5	26.7
Deferred income taxes	456.2	455.6
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 63,707 at March 31, 2021 and 63,600 at December 31, 2020	6.6	0.1
Retained earnings	5,415.3	5,193.2
Accumulated other comprehensive loss	(79.1)	(77.9)
Total Reliance stockholders’ equity	5,342.8	5,115.4
Noncontrolling interests	6.2	7.3
Total equity	5,349.0	5,122.7
Total liabilities and equity	$8,549.0	$8,106.8

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$2,838.4	$2,572.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,884.7	1,792.2
Warehouse, delivery, selling, general and administrative	518.5	522.7
Depreciation and amortization	56.9	57.0
Impairment of long-lived assets	—	97.7
	2,460.1	2,469.6

Operating income	378.3	103.3

Other expense:
Interest expense	15.7	16.9
Other expense, net	3.6	3.3
Income before income taxes	359.0	83.1
Income tax provision	90.8	20.2
Net income	268.2	62.9
Less: Net income attributable to noncontrolling interests	1.3	1.2
Net income attributable to Reliance	$266.9	$61.7

Earnings per share attributable to Reliance stockholders:
Diluted	$4.12	$0.92
Basic	$4.19	$0.93

Shares used in computing earnings per share:
Diluted	64,711	67,248
Basic	63,645	66,337

Cash dividends per share	$0.6875	$0.625

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Net income	$268.2	$62.9
Other comprehensive loss:
Foreign currency translation loss	(1.2)	(31.4)
Total other comprehensive loss	(1.2)	(31.4)
Comprehensive income	267.0	31.5
Less: Comprehensive income attributable to noncontrolling interests	1.3	1.2
Comprehensive income attributable to Reliance	$265.7	$30.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	Loss	Interests	Total
Balance at January 1, 2020	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1
Net income	—	—	61.7	—	1.2	62.9
Other comprehensive loss	—	—	—	(31.4)	—	(31.4)
Noncontrolling interest purchased	—	(6.9)	—	—	(1.1)	(8.0)
Dividend to noncontrolling interest holder	—	—	—	—	(0.5)	(0.5)
Stock-based compensation, net	111	3.8	—	—	—	3.8
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,330)	(119.3)	(180.7)	—	—	(300.0)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.9)	—	—	(41.9)
Balance at March 31, 2020	63,641	$0.1	$5,028.6	$(136.5)	$7.1	$4,899.3

Balance at January 1, 2021	63,600	$0.1	$5,193.2	$(77.9)	$7.3	$5,122.7
Net income	—	—	266.9	—	1.3	268.2
Other comprehensive loss	—	—	—	(1.2)	—	(1.2)
Dividend to noncontrolling interest holder	—	—	—	—	(2.4)	(2.4)
Stock-based compensation, net	107	6.5	—	—	—	6.5
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(44.8)	—	—	(44.8)
Balance at March 31, 2021	63,707	$6.6	$5,415.3	$(79.1)	$6.2	$5,349.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$268.2	$62.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56.9	57.0
Impairment of long-lived assets	—	97.7
Provision for credit losses	4.5	3.8
Deferred income tax benefit	(0.1)	(33.5)
Stock-based compensation expense	14.7	8.9
Other	0.4	9.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(346.2)	(155.8)
Inventories	(50.4)	12.4
Prepaid expenses and other assets	(4.1)	68.3
Accounts payable and other liabilities	217.9	39.4
Net cash provided by operating activities	161.8	170.8

Investing activities:
Purchases of property, plant and equipment	(43.7)	(55.5)
Proceeds from sales of property, plant and equipment	20.6	0.8
Other	(4.6)	(0.3)
Net cash used in investing activities	(27.7)	(55.0)

Financing activities:
Net short-term debt repayments	(0.8)	—
Proceeds from long-term debt borrowings	—	667.0
Principal payments on long-term debt	—	(419.0)
Dividends and dividend equivalents paid	(44.8)	(41.9)
Share repurchases	—	(300.0)
Noncontrolling interest purchased	—	(8.0)
Other	(10.8)	(5.5)
Net cash used in financing activities	(56.4)	(107.4)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(10.6)
Increase (decrease) in cash and cash equivalents	76.8	(2.2)
Cash and cash equivalents at beginning of year	683.5	174.3
Cash and cash equivalents at end of period	$760.3	$172.1

Supplemental cash flow information:
Interest paid during the period	$9.5	$6.0
Income taxes paid during the period, net	$6.9	$5.2

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2020, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

Note 2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Income Taxes—In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting changes that simplify the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. We adopted the new standard on January 1, 2021. The adoption of this accounting change did not have a material impact on our consolidated financial statements.

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. The Company expects to adopt this guidance for any contracts that are modified as a result of reference rate reform. We currently do not expect the transition from LIBOR to have a material impact on our consolidated financial statements.

Note 3. Revenues

The following table presents our net sales disaggregated by product and service. Certain sales taxes and value-added taxes collected from customers are excluded from our reported net sales.

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Carbon steel	$1,659.2	$1,316.2
Aluminum	462.8	512.2
Stainless steel	452.9	404.9
Alloy	117.3	151.4
Toll processing and logistics	115.6	112.5
Other and eliminations	30.6	75.7
Total	$2,838.4	$2,572.9

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2021	$1,935.2
Foreign currency translation gain	0.5
Balance at March 31, 2021	$1,935.7

We had no accumulated impairment losses related to goodwill at March 31, 2021.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2021		December 31, 2020
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.5)	$0.7	$(0.5)
Customer lists/relationships	14.9	623.4	(406.0)	623.2	(396.7)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.2	0.7	(0.6)	1.1	(0.9)
		632.9	(415.2)	633.1	(406.2)
Intangible assets not subject to amortization:
Trade names		720.3	—	720.2	—
		$1,353.2	$(415.2)	$1,353.3	$(406.2)

Amortization expense for intangible assets was $9.2 million and $10.8 million for the first quarters of 2021 and 2020, respectively. Foreign currency translation gains related to intangible assets, net, were $0.1 million for the first quarter of 2021 compared to foreign currency translation losses of 3.5 million in the first quarter of 2020.

In the first quarter of 2020, we recognized impairment losses of $64.1 million on our trade names and $24.7 million on our customer lists/relationships intangible assets, mainly related to certain of our energy-related businesses. See Note 12—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

The following is a summary of estimated future amortization expense for the remaining nine months of 2021 and each of the succeeding five years:

(in millions)
2021 (remaining nine months)	$27.4
2022	35.9
2023	31.6
2024	28.1
2025	23.9
2026	14.4

Note 6. Debt

Debt consisted of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due August 15, 2025	400.0	400.0
Senior unsecured notes due August 15, 2030	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.9	13.7
Total	1,662.9	1,663.7
Less: unamortized discount and debt issuance costs	(18.0)	(18.8)
Less: amounts due within one year and short-term borrowings	(5.2)	(6.0)
Total long-term debt	$1,639.7	$1,638.9

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At March 31, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of March 31, 2021, we had no outstanding borrowings and $32.3 million of letters of credit issued on the revolving credit facility.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase each series of the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Other Notes and Revolving Credit Facilities

A revolving credit facility with a credit limit of $8.3 million is in place for an operation in Asia with an outstanding balance of $4.6 million and $5.4 million as of March 31, 2021 and December 31, 2020, respectively.

Various industrial revenue bonds had combined outstanding balances of $8.3 million as of March 31, 2021 and December 31, 2020, and have maturities through 2027.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2021.

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

The following is a summary of our lease cost:

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Operating lease cost	$19.7	$21.1

Supplemental cash flow and balance sheet information is presented below:

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$19.6	$21.2
Right-of-use assets obtained in exchange for operating lease obligations	$11.5	$14.5

	March 31,	December 31,
	2021	2020
Other lease information:
Weighted average remaining lease term—operating leases	5.6 years	5.7 years
Weighted average discount rate—operating leases	3.6%	3.7%

Maturities of operating lease liabilities as of March 31, 2021 are as follows:

(in millions)
2021 (remaining 9 months)	$44.0
2022	48.6
2023	39.0
2024	31.2
2025	21.4
Thereafter	46.1
Total operating lease payments	230.3
Less: imputed interest	(27.2)
Total operating lease liabilities	$203.1

Note 8.  Income Taxes

Our effective income tax rates for the first quarters of 2021 and 2020 were 25.3% and 24.3%, respectively. The increase in our effective income tax rate was mainly due to our higher income levels. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Note 9. Equity

Dividends

On April 20, 2021, our Board of Directors declared the 2021 second quarter cash dividend of $0.6875 per share of common stock, payable on June 11, 2021 to stockholders of record as of May 28, 2021.

During the first quarters of 2021 and 2020, we declared and paid quarterly dividends of $0.6875 and $0.625 per share, or $43.8 million and $41.0 million in total, respectively. In addition, we paid $1.0 million and $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the first quarters of 2021 and 2020, respectively.

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based and performance-based RSUs that have approximately 3-year vesting periods. The performance-based RSU awards are subject to both service criteria and performance goals based on the Company’s return on assets. We also make annual grants of stock to the non-employee members of the Board of Directors that vest immediately upon grant. The fair value of the RSUs and stock grants is determined based on the closing stock price of our common stock on the grant date.

In the first quarters of 2021 and 2020, we made payments of $8.2 million and $5.1 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of March 31, 2021 and changes during the quarter then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2021	995,720	$85.27
Granted(1)	318,495	141.41
Vested	(4,917)	86.53
Cancelled or forfeited	(8,855)	85.00
Unvested at March 31, 2021	1,300,443	$99.02
Shares reserved for future grants (all plans)	1,866,667
(1)	Comprised of 191,139 service-based RSUs and 127,356 performance-based RSUs granted in March 2021 with a fair value of $141.41 per RSU. The service-based RSUs cliff vest on December 1, 2023 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2023.

Share Repurchase Plan

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. As of March 31, 2021, we had remaining authorization under the plan to purchase approximately 2.8 million shares, or approximately 4% of our current outstanding shares. We repurchase shares through open market purchases under plans complying with Rule 10b5-1 or Rule 10b-18 under the Securities Act of 1934, as amended. There were no share repurchases in the first quarter of 2021 compared to share repurchases in the first quarter of 2020 of approximately 3.3 million shares at an average cost of $90.09, for a total of $300.0 million. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2021	$(52.7)	$(25.2)	$(77.9)
Current-period change	(1.2)	—	(1.2)
Balance as of March 31, 2021	$(53.9)	$(25.2)	$(79.1)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $5.8 million as of March 31, 2021 and December 31, 2020. The income tax effects relating to our pension and postretirement benefit adjustments are reflected in our income tax provision in future periods as the pension and postretirement benefit adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise released and recognized as a settlement loss as a result of a plan termination.

Note 10.  Commitments and Contingencies

Environmental Contingencies

We are currently involved with an environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, that were sold many years prior to our acquisition of EMJ in 2006. Although the potential cleanup costs could be significant, EMJ maintained insurance policies during the time it owned the manufacturing operations that have covered costs incurred to date and are expected to continue to cover the majority of the related costs. We do not expect that this obligation will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

COVID-19 Risks and Uncertainties

The global COVID-19 outbreak and associated countermeasures implemented by governments around the world, as well as increased business uncertainty and economic contraction, had an adverse impact on our financial results during 2020. We took a variety of actions during 2020 to help mitigate the financial impact, including rightsizing our inventory, reducing our workforce and furloughing employees. Activity in many of the end markets we serve sequentially improved as 2020 progressed, and this trend continued in the first quarter of 2021, although the long-term impact of COVID-19 on our business is uncertain at this time. Accordingly, our estimates and judgments may be subject to greater volatility than in the past.

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$266.9	$61.7
Denominator:
Weighted average shares outstanding	63,645	66,337
Dilutive effect of stock-based awards	1,066	911
Weighted average diluted shares outstanding	64,711	67,248

Earnings per share attributable to Reliance stockholders:
Diluted	$4.12	$0.92
Basic	$4.19	$0.93

The computations of earnings per share for the first quarters of 2021 and 2020 do not include 452,124 and 701,053 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

Note 12.  Impairment and Restructuring Charges

We recorded an impairment and restructuring charge of $137.5 million in the first quarter of 2020 due to our reduced long-term outlook for our businesses serving the energy market and charges at certain of our other businesses for which our outlook had turned negative based on the impacts of COVID-19.

The impairment and restructuring charges consisted of the following:

	Three Months Ended
	March 31,
	2021	2020

	(in millions)
Intangible assets, net	$—	$88.8
Property, plant and equipment	—	8.7
Operating lease right-of-use assets	—	0.2
Total impairment charges	—	97.7
Restructuring––cost of sales	—	39.8
Restructuring––warehouse, delivery, selling, general and administrative expense	0.1	—
Total impairment and restructuring charges	$0.1	$137.5

The 2020 property, plant and equipment and restructuring – cost of sales charges related to the closure of certain locations where we anticipated losses on the disposition of certain real property, machinery and equipment and inventories. The measurement of the intangible assets at fair value in the first quarter of 2020 was determined using discounted cash flow techniques. The use of discounted cash flow models requires judgment and the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflected the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and natural gas and aerospace industries based on the best information available in the circumstances at that time.

Note 13.  Subsequent Event

On April 21, 2021, we entered into a Reimbursement Agreement and Continuing Indemnity Relating to Standby Letters of Credit/Letters of Guarantee (the “Reimbursement Agreement’) with one of the lenders under our Credit Agreement (the “Issuing Bank”). Pursuant to the Reimbursement Agreement, the Issuing Bank has agreed to issue from time to time, at the Company’s request, standby letters of credit or letters of guarantee in an amount not to exceed $50.0 million in the aggregate.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring or cash-preservation initiatives, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic and changes in worldwide and U.S. economic conditions that materially impact our customers and the demand for our products and services. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

The statements contained in this quarterly report on Form 10-Q speak only as of the date that they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Except as required by law, we disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in assumptions, beliefs, or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based. You should review any additional disclosures we make in any subsequent press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC.

Overview

We generated record financial results in the first quarter of 2021. Our resilient business model coupled with outstanding execution during a period of ongoing strength in metals prices resulted in record profitability.

Certain key results for the first quarter of 2021 included the following:

●	Net sales of $2.84 billion in the first quarter of 2021, increased $265.5 million, or 10.3%, from $2.57 billion in the first quarter of 2020;
●	Record quarterly gross profit of $953.7 million increased $133.2 million, or 16.2%, and record quarterly gross profit margin of 33.6% increased 170 basis points compared to the first quarter of 2020, as adjusted for a $39.8 million inventory provision in the first quarter of 2020 related to the planned closure of certain operations;
●	Record quarterly pretax income of $359.0 million increased $138.4 million, or 62.7%, and record pretax income margin of 12.6% increased 400 basis points compared to the first quarter of 2020, as adjusted for a pretax impairment and restructuring charge of $137.5 million in the first quarter of 2020;

●	Net income of $266.9 million increased $102.1 million, or 62.0%, and record earnings per diluted share of $4.12 increased $1.67, or 68.2%, compared to the first quarter of 2020, as adjusted for the impairment and restructuring charge in the first quarter of 2020;
●	We generated strong cash provided by operations of $161.8 million, despite a significant investment in working capital resulting from higher metals prices, which was slightly lower than $170.8 million of operating cash flow we generated in the first quarter of 2020; and
●	We improved our inventory turn rate to 5.4 times (based on tons), surpassing our 2020 annual rate and company-wide turn goal of 4.7 times.

Our net sales were higher in the first quarter of 2021 compared to the first quarter of 2020 due to a 16.0% increase in our average selling price that was offset by a 2.5% decline in our daily tons sold from pre-pandemic levels of the first quarter of 2020.

We experienced healthy demand in most end markets we serve in the first quarter of 2021; however our tons sold were below pre-pandemic levels of the first quarter of 2020 mainly due to a decrease in tons sold to the commercial aerospace and energy end markets. However, we experienced positive signs of improving demand during the first quarter of 2021 in these end markets. In addition, we believe our tons sold in the first quarter of 2021 were limited by market conditions for us and our customers that mainly related to metal supply constraints, supply chain disruptions, and labor and trucking shortages.

Our record pretax income in the first quarter of 2021 was driven by our record gross profit margin and effective expense control. In the first quarter of 2021, we generated a record gross profit margin of 33.6% that increased 170 basis points from our first quarter of 2020 gross profit margin, as adjusted for a $39.8 million inventory provision, and our SG&A expense was relatively flat, declining $4.2 million, or 0.8%, over the same period.

Our business model enables us to expand our average selling price per ton sold and gross profit margin during operating environments that include low levels of metal inventories and availability. Consequently, we were able to generate a record gross profit margin in the first quarter of 2021 during which we observed ongoing strength in metals pricing with historically high levels for carbon steel products (56% of our gross sales dollars) due to solid demand, increased input costs and limited metal supply.

During the first quarter of 2020, we recorded an impairment and restructuring charge of $137.5 million mainly related to planned closures of certain energy-related businesses and our revised negative outlook for our remaining energy-related businesses. See Note 12 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charge.

As a result of our strong profitability, we generated strong cash flow from operations in the first quarter of 2021 of $161.8 million that was only 5.3% lower than our operating cash flow of $170.8 million in first quarter of 2020 despite a $182.8 million investment in operating assets and liabilities (primarily working capital, including accounts receivable and inventory less accounts payable) as a result of higher metals prices. We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation, an extended long-term debt maturity profile and substantially all borrowing availability on our $1.5 billion revolving credit facility will support prudent use of capital as we maintain a flexible approach focused on growth, both through acquisitions and organically, and stockholder return activities.

While our results of operations and customer demand in most of our end markets has returned or exceeded pre-pandemic levels of the first quarter of 2020, we will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of these unprecedented circumstances, including any potential resurgences of the virus or its variants or the failure to contain the spread of the pandemic by governments, we cannot reasonably estimate the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance.

We believe that our broad end market exposure, diverse product offerings, focus on small order sizes, when-needed delivery, significant value-added processing capabilities along with our wide geographic footprint enabled us to persevere during the lows of the pandemic in 2020 and were the cornerstone of our record financial results in the first quarter of

2021. We believe that these business model characteristics combined with pricing discipline and our strategies of concentrating on higher margin business and cross selling inventory among our operating locations differentiates us from our industry peers and allow us to continue achieving industry-leading results.

Results of Operations

The following table sets forth certain income statement data for the first quarters of 2021 and 2020 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2021		2020
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$2,838.4	100.0%	$2,572.9	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	1,884.7	66.4	1,792.2	69.7
Gross profit(2)	953.7	33.6	780.7	30.3
Warehouse, delivery, selling, general and administrative expense ("SG&A")	518.5	18.3	522.7	20.3
Depreciation expense	47.7	1.7	46.2	1.8
Amortization expense	9.2	0.3	10.8	0.4
Impairment of long-lived assets	—	—	97.7	3.8
Operating income	$378.3	13.3%	$103.3	4.0%
(1)	Cost of sales in the first quarter of 2020 included a $39.8 million inventory provision relating to the planned closure of certain operations.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

First Quarter Ended March 31, 2021 Compared to First Quarter Ended March 31, 2020

Net Sales

	Three Months Ended
	March 31,			Percentage
	2021	2020	Change	Change

	(dollars in millions, tons in thousands)
Net sales	$2,838.4	$2,572.9	$265.5	10.3%
Tons sold	1,409.7	1,468.8	(59.1)	(4.0)%
Average selling price per ton sold	$2,020	$1,742	$278	16.0%

Our tons sold and average selling price per ton sold, which exclude the volumes processed by our tolling operations, include insignificant intercompany sales that are excluded from the net sales caption of our consolidated statements of income.

Our net sales were higher in the first quarter of 2021 compared to the first quarter of 2020 due to a significant increase in our average selling price per ton sold that was partially offset by lower tons sold. Demand was healthy in most of the end markets we served in the first quarter of 2021; however, our daily tons sold, which is adjusted for the effects of one less shipping day in the 2021 period, declined 2.5% compared to pre-pandemic levels in the first quarter of 2020. We believe our tons sold in the first quarter of 2021 were limited by market conditions for us and our customers that mainly related to metal supply constraints, supply chain disruptions, and labor and trucking shortages.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our average selling price per ton sold increased significantly in the first quarter of 2021 compared to the first quarter of 2020, mainly due to multiple mill price increases for carbon steel products during the first quarter of 2021. As carbon steel sales represented approximately 56% of our gross sales during the first quarter of 2021, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

Average Selling
Price per Ton Sold
(percentage change)
Carbon steel	30.1%
Aluminum	(1.0)%
Stainless steel	9.6%
Alloy	3.1%

Cost of Sales

	Three Months Ended
	March 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$1,884.7	66.4%	$1,792.2	69.7%	$92.5	5.2%

The increase in cost of sales in the first quarter of 2021 compared to the first quarter of 2020 is mainly due to a higher average cost per ton sold partially offset by lower tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales included a $39.8 million inventory provision related to the planned closure of certain energy-related operations in the first quarter of 2020. See Note 12 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 restructuring charge.

In addition, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a charge, or expense, of $100.0 million in the first quarter of 2021 compared to a credit, or income, of $20.0 million in the first quarter of 2020. At March 31, 2021, our LIFO method inventory valuation reserve on our balance sheet was $215.6 million.

Gross Profit

	Three Months Ended
	March 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit	$953.7	33.6%	$780.7	30.3%	$173.0	22.2%

Our gross profit and gross profit margins were records in the first quarter of 2021. We were able to expand our gross profit margin in the first quarter of 2021 due to elevated metals pricing, supported by solid demand and limited metal availability. Throughout the first quarter of 2021, we experienced ongoing strength in metals pricing, led by multiple mill price increases for carbon steel products, which represented about 56% of our gross sales dollars, and improving demand that allowed us to increase our selling prices before the higher metal costs were reflected in our average cost per ton sold.

Gross profit was reduced by a $39.8 million inventory provision in the first quarter of 2020 that reduced our gross profit margin by 160 basis points. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Three Months Ended
	March 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$518.5	18.3%	$522.7	20.3%	$(4.2)	(0.8)%
Depreciation & amortization expense	$56.9	2.0%	$57.0	2.2%	$(0.1)	(0.2)%
Impairment of long-lived assets	$—	—%	$97.7	3.8%	$(97.7)	*

* Percentage data not meaningful.

Our SG&A expense was relatively flat in the first quarter of 2021 compared to the first quarter of 2020 due to lower expenses associated with our permanent headcount reductions in 2020 offset by increases in incentive compensation as a result of our increased profitability in the first quarter of 2021 compared to the first quarter of 2020. Our SG&A expense as a percentage of sales decreased in the first quarter of 2021 compared to the first quarter of 2020 due to our higher sales and effective expense control.

In the first quarter of 2020, we recorded a $97.7 million impairment charge on our intangible and long-lived assets related to our decision to close certain energy-related operations and our reduced long-term outlook for our remaining energy-related operations. See Note 12 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment charge.

Operating Income

	Three Months Ended
	March 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$378.3	13.3%	$103.3	4.0%	$275.0	266.2%

Our operating income was significantly higher in the first quarter of 2021 compared to the first quarter of 2020 due to our record gross profit, resulting from higher sales levels and our third consecutive quarterly record gross profit margin, decreases in impairment and restructuring charges and a relatively flat SG&A expense. Our operating income in the first quarter of 2021 increased $137.5 million, or 57.1%, and our operating income margin increased from 9.4% to 13.3%, as adjusted for a $137.5 million impairment and restructuring charge in the first quarter of 2020. See Note 12 — “Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charge. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rates for the first quarters of 2021 and 2020 were 25.3% and 24.3%, respectively. The increase in our effective income tax rate was mainly due to our higher income levels. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	Three Months Ended
	March 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance	$266.9	9.4%	$61.7	2.4%	$205.2	332.6%

The increase in our net income and net income margin in the first quarter of 2021 compared to the first quarter of 2020 was mainly due to our increased operating income and operating income margin resulting from our record gross profit (dollars and margin), as discussed above, offset by a higher effective income tax rate. Excluding the $137.5 million impairment and restructuring charge in the first quarter of 2020, our net income in the first quarter of 2021 increased $102.1 million, or 62.0%, from the first quarter of 2020 and our net income margin increased from 6.4% to 9.4%.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $161.8 million in the first quarter of 2021 decreased slightly from $170.8 million in the first quarter of 2020. Our relatively flat operating cash flow was mainly the result of our higher net income and decreased non-cash impairment of long-lived asset charges in the first quarter of 2021 offset by increased working capital investment (primarily accounts receivable and inventory less accounts payable) in the first quarter of 2021. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate, as receivables and inventory are the two most significant elements of our working capital. At March 31, 2021 and 2020, our days sales outstanding rate was 41.1 days and 42.4 days, respectively. Our inventory turn rate (based on tons) during the first quarter of 2021 was 5.4 times (or 2.2 months on hand), compared to 4.8 times (or 2.5 months on hand) in the first quarter of 2020.

Investing Activities

Net cash used in investing activities was $27.7 million in the first quarter of 2021 compared to $55.0 million in the first quarter of 2020 and was substantially comprised of our capital expenditures partially offset by proceeds from sales of property, plant and equipment. Capital expenditures were $43.7 million in the first quarter of 2021 compared to $55.5 million in the first quarter of 2020. The majority of our 2021 and 2020 capital expenditures related to growth initiatives. Proceeds from sales of property, plant and equipment were $20.6 million in the first quarter of 2021 compared to $0.8 million in the first quarter of 2020 and included $20.0 million from the sale of non-core assets for which we recognized a $2.0 million gain.

Financing Activities

Net cash used in financing activities of $56.4 million in the first quarter of 2021 decreased from $107.4 million net cash used in the first quarter of 2020. We had no share repurchases or debt borrowings in the first quarter of 2021 compared to $300.0 million of share repurchases and $248.0 million of net debt borrowings in the first quarter of 2020.

On April 20, 2021, our Board of Directors declared the 2021 second quarter cash dividend of $0.6875 per share. We have increased our quarterly dividend 28 times since our IPO in 1994, with the most recent increase of 10.0% from $0.625 per share to $0.6875 per share effective in the first quarter of 2021. We have paid quarterly cash dividends on our common stock for 62 consecutive years and have never reduced or suspended our regular quarterly dividend.

On October 23, 2018, our Board of Directors amended our share repurchase plan, increasing the total authorized number of shares available to be repurchased by 5.0 million and extending the duration of the plan through December 31, 2021. We had no share repurchases in the first quarter of 2021. In the first quarter of 2020, we repurchased approximately 3.3 million shares at an average cost of $90.09, for a total of $300.0 million. As of March 31, 2021, we had authorization under the plan to repurchase approximately 2.8 million shares, or about 4% of our current outstanding shares. From the inception of the plan in 1994 through March 31, 2021, we have repurchased approximately 32.8 million shares at an average cost of $48.21 per share. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations, cash on hand and our $1.5 billion revolving credit facility. Our total outstanding debt at March 31, 2021 and December 31, 2020 was $1.66 billion. As of March 31, 2021, we had no outstanding borrowings and $32.3 million of letters of credit issued under the revolving credit facility. As of March 31, 2021, we had $760.3 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 14.2%, down from 15.8% as of December 31, 2020.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At March 31, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

A revolving credit facility with a credit limit of $8.3 million is in place for an operation in Asia with an outstanding balance of $4.6 million and $5.4 million as of March 31, 2021 and December 31, 2020, respectively.

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

Under the Indentures, the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase each series of the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Various industrial revenue bonds had combined outstanding balances of $8.3 million as of March 31, 2021 and December 31, 2020, and have maturities through 2027.

As of March 31, 2021, we had $911.8 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 2, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares. Additionally, based on current market conditions, we believe our investment grade credit ratings enhance our ability to effectively raise capital, if needed. We expect to continue our acquisition and internal growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended March 31, 2021 was 14.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of March 31, 2021, calculated in accordance with the terms of the Credit Agreement, was 21.8% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, minus the lesser of cash held by our domestic subsidiaries and $200.0 million, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of March 31, 2021 and December 31, 2020, we were contingently liable under standby letters of credit in the aggregate amount of $23.8 million and $27.8 million, respectively. The letters of credit relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of March 31, 2021, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.94 billion at March 31, 2021, or approximately 23% of total assets and 36% of total equity. Additionally, other intangible assets, net amounted to $938.0 million at March 31, 2021, or approximately 11% of total assets and 18% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In the first quarter of 2020, we recorded impairment losses of $64.1 million on our intangible assets with indefinite lives and $24.7 million on our intangible assets subject to amortization. See Note 12—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our impairment charges.

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

See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements. We do not believe that the new accounting guidance implemented in 2021 changed our critical accounting policies.

New Accounting Guidance

See Note 2—“Impact of Recently Issued Accounting Guidance” of our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure on new accounting guidance issued or implemented.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at investor.rsac.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at investor.rsac.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Dated: April 29, 2021	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)