Form 10-Q
period 2021-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2021-07-29
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, 63,483,196 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	June 30,	December 31,
	2021	2020*
ASSETS
Current assets:
Cash and cash equivalents	$727.6	$683.5
Accounts receivable, less allowance for credit losses of $24.6 at June 30, 2021 and $19.0 at December 31, 2020	1,492.6	926.3
Inventories	1,644.8	1,420.4
Prepaid expenses and other current assets	79.6	80.5
Income taxes receivable	—	2.1
Total current assets	3,944.6	3,112.8
Property, plant and equipment:
Land	256.4	260.1
Buildings	1,253.1	1,240.0
Machinery and equipment	2,184.8	2,107.8
Accumulated depreciation	(1,897.2)	(1,815.7)
Property, plant and equipment, net	1,797.1	1,792.2

Operating lease right-of-use assets	209.7	204.0
Goodwill	1,936.3	1,935.2
Intangible assets, net	928.9	947.1
Cash surrender value of life insurance policies, net	35.7	43.7
Other assets	77.7	71.8
Total assets	$8,930.0	$8,106.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$473.6	$259.3
Accrued expenses	116.6	88.9
Accrued compensation and retirement costs	198.6	165.8
Accrued insurance costs	42.8	42.0
Current maturities of long-term debt and short-term borrowings	5.3	6.0
Current maturities of operating lease liabilities	50.1	51.0
Income taxes payable	17.9	—
Total current liabilities	904.9	613.0
Long-term debt	1,640.6	1,638.9
Operating lease liabilities	160.6	154.1
Long-term retirement costs	105.4	95.8
Other long-term liabilities	23.3	26.7
Deferred income taxes	456.2	455.6
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000
None issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value:
Authorized shares — 200,000
Issued and outstanding shares — 63,568 at June 30, 2021 and 63,600 at December 31, 2020	5.7	0.1
Retained earnings	5,700.6	5,193.2
Accumulated other comprehensive loss	(74.6)	(77.9)
Total Reliance stockholders’ equity	5,631.7	5,115.4
Noncontrolling interests	7.3	7.3
Total equity	5,639.0	5,122.7
Total liabilities and equity	$8,930.0	$8,106.8

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$3,418.8	$2,019.3	$6,257.2	$4,592.2

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,336.6	1,404.6	4,221.3	3,196.8
Warehouse, delivery, selling, general and administrative ("SG&A")	563.3	438.5	1,081.8	961.2
Depreciation and amortization	58.5	57.4	115.4	114.4
Impairment of long-lived assets	—	0.2	—	97.9
	2,958.4	1,900.7	5,418.5	4,370.3

Operating income	460.4	118.6	838.7	221.9

Other expense:
Interest expense	15.7	14.6	31.4	31.5
Other expense, net	0.6	2.0	4.2	5.3
Income before income taxes	444.1	102.0	803.1	185.1
Income tax provision	113.9	21.3	204.7	41.5
Net income	330.2	80.7	598.4	143.6
Less: Net income attributable to noncontrolling interests	1.1	0.5	2.4	1.7
Net income attributable to Reliance	$329.1	$80.2	$596.0	$141.9

Earnings per share attributable to Reliance stockholders:
Diluted	$5.08	$1.24	$9.20	$2.15
Basic	$5.17	$1.26	$9.36	$2.18

Shares used in computing earnings per share:
Diluted	64,793	64,582	64,752	65,915
Basic	63,663	63,647	63,654	64,992

Cash dividends per share	$0.6875	$0.6250	$1.3750	$1.2500

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$330.2	$80.7	$598.4	$143.6
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4.5	8.7	3.3	(22.7)
Pension and postretirement benefit adjustments, net of tax	—	3.7	—	3.7
Total other comprehensive income (loss)	4.5	12.4	3.3	(19.0)
Comprehensive income	334.7	93.1	601.7	124.6
Less: Comprehensive income attributable to noncontrolling interests	1.1	0.5	2.4	1.7
Comprehensive income attributable to Reliance	$333.6	$92.6	$599.3	$122.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock and Additional			Accumulated Other
	Paid-In Capital		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2020	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1
Net income	—	—	61.7	—	1.2	62.9
Other comprehensive loss	—	—	—	(31.4)	—	(31.4)
Noncontrolling interest purchased	—	(6.9)	—	—	(1.1)	(8.0)
Dividend to noncontrolling interest holder	—	—	—	—	(0.5)	(0.5)
Stock-based compensation, net	111	3.8	—	—	—	3.8
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,330)	(119.3)	(180.7)	—	—	(300.0)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.9)	—	—	(41.9)
Balance at March 31, 2020	63,641	0.1	5,028.6	(136.5)	7.1	4,899.3
Net income	—	—	80.2	—	0.5	80.7
Other comprehensive income	—	—	—	12.4	—	12.4
Stock-based compensation, net	13	9.0	—	—	—	9.0
Cash dividends — $0.625 per share and dividend equivalents	—	—	(39.9)	—	—	(39.9)
Balance at June 30, 2020	63,654	$9.1	$5,068.9	$(124.1)	$7.6	$4,961.5

Balance at January 1, 2021	63,600	$0.1	$5,193.2	$(77.9)	$7.3	$5,122.7
Net income	—	—	266.9	—	1.3	268.2
Other comprehensive loss	—	—	—	(1.2)	—	(1.2)
Dividend to noncontrolling interest holder	—	—	—	—	(2.4)	(2.4)
Stock-based compensation, net	107	6.5	—	—	—	6.5
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(44.8)	—	—	(44.8)
Balance at March 31, 2021	63,707	6.6	5,415.3	(79.1)	6.2	5,349.0
Net income	—	—	329.1	—	1.1	330.2
Other comprehensive income	—	—	—	4.5	—	4.5
Stock-based compensation, net	8	23.1	—	—	—	23.1
Repurchase of common shares	(147)	(24.0)	—	—	—	(24.0)
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(43.8)	—	—	(43.8)
Balance at June 30, 2021	63,568	$5.7	$5,700.6	$(74.6)	$7.3	$5,639.0

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

-
	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$598.4	$143.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	115.4	114.4
Impairment of long-lived assets	—	97.9
Provision for credit losses	6.7	7.0
Deferred income tax benefit	(0.2)	(33.3)
Stock-based compensation expense	37.9	18.0
Postretirement benefit plan settlement expense	—	4.8
Other	(1.7)	8.5
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(568.3)	136.0
Inventories	(217.8)	150.5
Prepaid expenses and other assets	32.1	55.5
Accounts payable and other liabilities	260.9	(56.4)
Net cash provided by operating activities	263.4	646.5

Investing activities:
Purchases of property, plant and equipment	(123.8)	(96.5)
Proceeds from sales of property, plant and equipment	26.1	1.7
Other	(0.9)	(1.6)
Net cash used in investing activities	(98.6)	(96.4)

Financing activities:
Net short-term debt repayments	(0.8)	—
Proceeds from long-term debt borrowings	—	770.0
Principal payments on long-term debt	—	(868.0)
Dividends and dividend equivalents paid	(88.6)	(81.8)
Share repurchases	(24.0)	(300.0)
Noncontrolling interest purchased	—	(8.0)
Other	(9.0)	(5.8)
Net cash used in financing activities	(122.4)	(493.6)
Effect of exchange rate changes on cash and cash equivalents	1.7	(8.1)
Increase in cash and cash equivalents	44.1	48.4
Cash and cash equivalents at beginning of year	683.5	174.3
Cash and cash equivalents at end of period	$727.6	$222.7

Supplemental cash flow information:
Interest paid during the period	$30.3	$30.1
Income taxes paid during the period, net	$181.3	$16.1

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2020, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

Note 2.  Impact of Recently Issued Accounting Guidance

Impact of Recently Issued Accounting Standards—Adopted

Income Taxes—In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting changes that simplify the accounting for income taxes as part of the FASB’s overall initiative to reduce complexity in accounting standards. We adopted the accounting changes on January 1, 2021. The adoption of these accounting changes did not have a material impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Carbon steel	$2,098.1	$1,073.8	$3,757.3	$2,390.0
Stainless steel	539.5	336.4	992.4	741.3
Aluminum	498.8	393.4	961.6	905.6
Alloy	134.9	99.9	252.2	251.3
Toll processing and logistics	115.6	61.4	231.2	173.9
Other and eliminations	31.9	54.4	62.5	130.1
Total	$3,418.8	$2,019.3	$6,257.2	$4,592.2

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2021	$1,935.2
Foreign currency translation gain	1.1
Balance at June 30, 2021	$1,936.3

We had no accumulated impairment losses related to goodwill at June 30, 2021.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2021		December 31, 2020
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.5)	$0.7	$(0.5)
Customer lists/relationships	14.9	623.4	(415.2)	623.2	(396.7)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.2	0.8	(0.6)	1.1	(0.9)
		633.0	(424.4)	633.1	(406.2)
Intangible assets not subject to amortization:
Trade names		720.3	—	720.2	—
		$1,353.3	$(424.4)	$1,353.3	$(406.2)

Amortization expense for intangible assets was $18.4 million and $20.9 million for the six months ended June 30, 2021 and 2020, respectively. Foreign currency translation gains related to intangible assets, net, were $0.2 million for the six months ended June 30, 2021 compared to foreign currency translation losses of $3.2 million for the same period in 2020.

In the six months ended June 30, 2020, we recognized impairment losses of $64.3 million on our trade names and $24.7 million on our customer lists/relationships intangible assets, mainly related to certain of our energy-related businesses. See Note 12—“Impairment and Restructuring Charges” for further discussion.

The following is a summary of estimated future amortization expense for the remaining six months of 2021 and each of the succeeding five years:

(in millions)
2021 (remaining six months)	$18.1
2022	35.9
2023	31.6
2024	28.1
2025	23.9
2026	14.4

Note 6. Debt

Debt consisted of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due August 15, 2025	400.0	400.0
Senior unsecured notes due August 15, 2030	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	13.0	13.7
Total	1,663.0	1,663.7
Less: unamortized discount and debt issuance costs	(17.1)	(18.8)
Less: amounts due within one year and short-term borrowings	(5.3)	(6.0)
Total long-term debt	$1,640.6	$1,638.9

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At June 30, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we currently pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of June 30, 2021, we had no outstanding borrowings and $31.2 million of letters of credit issued on the revolving credit facility.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $8.4 million is in place for an operation in Asia with an outstanding balance of $4.7 million and $5.4 million as of June 30, 2021 and December 31, 2020, respectively.

Various industrial revenue bonds had combined outstanding balances of $8.3 million as of June 30, 2021 and December 31, 2020, and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement is in place that provides letters of credit or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of June 30, 2021, a total of $1.4 million letters of credit/guarantee were issued on the facility.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2021.

Note 7.  Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office space. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases. Information regarding our insignificant finance leases is not included as it is not meaningful to an understanding of our lease obligations.

The following is a summary of our lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Operating lease cost	$19.3	$20.4	$39.0	$41.5

Supplemental cash flow and balance sheet information is presented below:

	Six Months Ended
	June 30,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$39.1	$41.3
Right-of-use assets obtained in exchange for operating lease obligations	$33.0	$27.5

	June 30,	December 31,
	2021	2020
Other lease information:
Weighted average remaining lease term—operating leases	6.2 years	5.7 years
Weighted average discount rate—operating leases	3.6%	3.7%

Maturities of operating lease liabilities as of June 30, 2021 are as follows:

(in millions)
2021 (remaining six months)	$29.4
2022	51.6
2023	41.9
2024	33.7
2025	23.9
Thereafter	60.5
Total operating lease payments	241.0
Less: imputed interest	(30.3)
Total operating lease liabilities	$210.7

Note 8.  Income Taxes

Our effective income tax rates for the second quarter and six months ended June 30, 2021 were 25.6% and 25.5%, respectively, compared to 20.9% and 22.4% in the same 2020 periods, respectively. The increase in our effective income tax rates were mainly due to the significant increases in our profitability in 2021. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Note 9. Equity

Dividends

On July 20, 2021, our Board of Directors declared the 2021 third quarter cash dividend of $0.6875 per share of common stock, payable on August 27, 2021 to stockholders of record as of August 13, 2021.

During the second quarters of 2021 and 2020, we declared and paid quarterly dividends of $0.6875 and $0.625 per share, or $43.8 million and $39.9 million in total, respectively. During the six months ended June 30, 2021 and 2020, we declared and paid quarterly dividends of $1.375 and $1.25 per share, or $87.6 million and $80.9 million in total, respectively. In addition, we paid $1.0 million and $0.9 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the six months ended June 30, 2021 and 2020, respectively.

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

In the six months ended June 30, 2021 and 2020, we made payments of $8.3 million and $5.2 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of June 30, 2021 and changes during the quarter then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2021	995,720	$85.27
Granted(1)	318,495	141.41
Vested	(5,977)	85.38
Cancelled or forfeited	(12,529)	87.42
Unvested at June 30, 2021	1,295,709	$99.05
Shares reserved for future grants (all plans)	1,864,400
(1)	Comprised of 191,139 service-based RSUs and 127,356 performance-based RSUs granted in March 2021 with a fair value of $141.41 per RSU. The service-based RSUs cliff vest on December 1, 2023 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2023.

Share Repurchase Plan

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that replaced our existing share repurchase program authorized in October 2018. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

We repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During the second quarter and six months ended June 30, 2021, we repurchased approximately 147,016 shares at an average cost of $163.50 per share, for a total of $24.0 million compared to no repurchases in the second quarter of 2020 and repurchases of approximately 3.3 million shares at an average cost of $90.09 per share, for a total of $300.0 million in the six months ended June 30, 2020.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and	Accumulated
	Foreign Currency	Postretirement	Other
	Translation	Benefit Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2021	$(52.7)	$(25.2)	$(77.9)
Current-period change	3.3	—	3.3
Balance as of June 30, 2021	$(49.4)	$(25.2)	$(74.6)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $5.8 million as of June 30, 2021 and December 31, 2020. The income tax effects relating to our pension and postretirement benefit adjustments are reflected in our income tax provision in future periods as the pension and postretirement benefit adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise released and recognized as a settlement loss as a result of a plan termination.

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

Legal Matters

From time to time, we are named as a defendant in legal actions. These actions generally arise in the ordinary course of business. We are not currently a party to any pending legal proceedings other than routine litigation incidental to the business. We maintain general liability insurance against risks arising in the ordinary course of business. We expect that these matters will be resolved without having a material adverse impact on our consolidated financial position, results of operations or cash flows.

COVID-19 Risks and Uncertainties

The global COVID-19 outbreak and associated countermeasures implemented by governments around the world, as well as increased business uncertainty and economic contraction, had an adverse impact on our financial results during 2020. We took a variety of actions during 2020 to help mitigate the financial impact, including rightsizing our inventory, reducing our workforce and furloughing employees. Activity in many of the end markets we serve sequentially improved as 2020 progressed, and this trend continued in the six months ended June 30, 2021, although the long-term impact of COVID-19 on our business is uncertain at this time. Accordingly, our estimates and judgments may be subject to greater volatility than in the past.

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$329.1	$80.2	$596.0	$141.9
Denominator:
Weighted average shares outstanding	63,663	63,647	63,654	64,992
Dilutive effect of stock-based awards	1,130	935	1,098	923
Weighted average diluted shares outstanding	64,793	64,582	64,752	65,915

Earnings per share attributable to Reliance stockholders:
Diluted	$5.08	$1.24	$9.20	$2.15
Basic	$5.17	$1.26	$9.36	$2.18

Potentially dilutive securities were not significant for the second quarters of 2021 and 2020. The computations of earnings per share for the six months ended June 30, 2021 and 2020 do not include 230,186 and 358,082 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

Note 12.  Impairment and Restructuring Charges

Our impairment and restructuring charges consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Intangible assets, net	$—	$0.2	$—	$89.0
Property, plant and equipment	—	—	—	8.7
Operating lease right-of-use assets	—	—	—	0.2
Total impairment charges	—	0.2	—	97.9
Restructuring––cost of sales	—	—	—	39.8
Restructuring––SG&A	—	5.4	0.1	5.4
Total impairment and restructuring charges	$—	$5.6	$0.1	$143.1

We recorded impairment and restructuring charges of $143.1 million in the six months ended June 30, 2020 that were mainly comprised of a $137.5 million impairment and restructuring charge recognized during the first quarter of 2020 due to our reduced long-term outlook for our businesses serving the energy (oil and natural gas) market and charges at certain of our other businesses for which our outlook had turned negative based on impacts from COVID-19. Our first quarter of 2020 impairment and restructuring charge also included a property, plant and equipment impairment charge and an inventory provision related to the closure of certain locations where we anticipated losses on the disposition of certain real property, machinery and equipment and inventories.

The measurement of the intangible assets at fair value in the second quarter of 2020 was determined using discounted cash flow techniques. The use of discounted cash flow models requires judgment and the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflected the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and natural gas and aerospace industries based on the best information available in the circumstances at that time.

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

Overview

We generated record financial performance in the second quarter of 2021, including, generating sequential record quarterly gross profit, pretax income and earnings per share. Our resilient business model, coupled with outstanding execution during a period of rising metals prices that achieved record levels, once again resulted in record profitability.

Certain key results for the second quarter and six months ended June 30, 2021 included the following:

●	Record net sales of $3.42 billion in the second quarter of 2021 were up 69.3% from $2.02 billion in the second quarter of 2020. Record net sales of $6.26 billion in the six months ended June 30, 2021 were up 36.3% from $4.59 billion in the six months ended June 30, 2020.
●	Sequential record quarterly gross profit of $1.08 billion in the second quarter of 2021 increased 76.1% compared to the second quarter in 2020 due to our record sales and strong gross profit margin of 31.7%, which increased 130 basis points from the second quarter of 2020. Gross profit of $2.04 billion in the six months ended June 30, 2021, increased 41.9%, and gross profit margin of 32.5% improved 120 basis points from the same period in 2020, as adjusted for a $39.8 million inventory provision in the 2020 six-month period related to our planned closure of certain energy-related operations.
●	Sequential record quarterly pretax income of $444.1 million and sequential record quarterly pretax income margin of 13.0% in the second quarter of 2021 increased 335.4% and 790 basis points, respectively, from the second quarter of 2020. Pretax income of $803.1 million and pretax income margin of 12.8% in the six months ended June 30, 2021 increased 144.7% and 570 basis points, respectively, compared to the same period in 2020, as adjusted for $143.1 million of impairment and restructuring charges in the 2020 six-month period.
●	Sequential record quarterly earnings per share of $5.08 were up 309.7% from the second quarter in 2020. Earnings per share of $9.20 for the six months ended June 30, 2021 were up 143.4% compared to the same period in 2020, as adjusted for the 2020 nonrecurring charges noted above.
●	We improved our inventory turn rate to 5.2 times (based on tons), surpassing our 2020 annual rate and company-wide turn goal of 4.7 times.

Our record quarterly net sales in the second quarter of 2021 were the result of a 17.5% increase in tons sold and a record average selling price per ton sold that increased 43.8% compared to the second quarter in 2020; however our second quarter of 2021 tons sold were below our second quarter of 2019 tons sold (pre-pandemic quarterly tons sold). Our net sales for the six months ended June 30, 2021 increased due to a 29.5% increase in our average selling price and a 5.7% increase in our tons sold compared to the same period in 2020, which was adversely impacted by COVID-19.

We experienced healthy and improving demand in most end markets we serve in the second quarter of 2021 compared to the second quarter of 2020; however our tons sold were 5.6% below second quarter of 2019 tons sold (pre-pandemic quarterly tons sold), excluding the impact of our 2019 acquisition, for which approximately 2.9% of the decline was due to decreases in tons sold to the commercial aerospace and energy end markets.

Demand in most end markets we serve in the second quarter of 2021 improved from the first quarter of 2021. However, the commercial aerospace market re-commenced its decline in the second quarter of 2021, reversing the positive signs of improving demand we experienced in the first quarter of 2021 mainly as a result of additional COVID-19-related shutdowns in Europe. We believe our tons sold in the second quarter of 2021 to most of the end markets we serve were limited by factors that constrained economic activity such as metal supply constraints, labor shortages and other supply chain disruptions. We also believe our toll processing volumes, while at strong levels during the second quarter of 2021, were somewhat limited by the impact of semiconductor shortages on certain of our automotive customers’ production schedules.

Our record profitability in the second quarter and six months ended June 30, 2021 was driven by strong gross profit margins, despite significant LIFO charges and effective expense control. In the second quarter of 2021, our gross profit margin increased 130 basis points from the second quarter in 2020 and our six month gross profit margin increased 120 basis points from the same period in 2020, as adjusted for a $39.8 million nonrecurring charge in the 2020 six-month period, despite significant LIFO charges of $200.0 million and $300.0 million in the second quarter and six months ended June 30, 2021 compared to less significant credits of $5.0 million and $25.0 million, respectively, in the same periods in 2020. Our SG&A expenses for the second quarter and six months ended June 30, 2021 increased $124.8 million, or 28.5%, and $120.6 million, or 12.5%, respectively, over the same periods in 2020. The increases in our SG&A expense were consistent with higher incentive-based compensation related to our record profitability, and higher shipments in the 2021 periods compared to the same periods in 2020, which were adversely impacted by the pandemic.

Our business model enables us to increase our average selling price and gross profit margin during operating environments that include rising prices and low levels of metal inventories and availability. Consequently, we were able to generate strong gross profit margins in the second quarter and six months ended June 30, 2021 during which we observed ongoing strength in metals pricing with historically high levels for carbon steel products (58% of our first half of 2021 gross sales dollars) and stainless steel products (15% of our first half of 2021 gross sales dollars) due to solid demand, increased input costs and limited metal supply.

During the second quarter and six months ended June 30, 2020, we recorded impairment and restructuring charges of $5.6 million and $143.1 million, respectively, mainly related to COVID-19 permanent headcount reductions, location closures and revised negative long-term outlook for certain energy-related (oil and gas) businesses. See Note 12—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

We generated cash flow from operations in the second quarter and six months ended June 30, 2021 of $101.6 million and $263.4 million, respectively, compared to $475.7 million and $646.5 million, respectively, in the same periods in 2020, despite significant investments in working capital resulting from significantly higher metals prices.

We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation, an extended long-term debt maturity profile and substantially all borrowing availability on our $1.5 billion revolving credit facility will support our prudent use of capital as we maintain a flexible approach focused on growth, both through acquisitions and organically, and stockholder return activities.

We experienced the initial adverse impacts to our operations from COVID-19 during the final weeks of the first quarter of 2020. While our results of operations and customer demand in most of our end markets have returned or exceeded levels of that period, we will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of COVID-19 and the related circumstances, including any potential resurgences of the virus or its variants or the failure to contain the spread of the pandemic by governments, we cannot reasonably estimate the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance.

We believe our industry-leading results are due to our unique business model and strong operational execution of our strategies. We believe our business model characteristics including, broad end market exposure, a wide geographical footprint, diverse product offerings with significant value-added processing capabilities, and focus on small order sizes and when-needed delivery differentiate us from our industry peers. We believe these unique business model characteristics and strong operational execution of our strategies that include pricing discipline, concentrating on higher margin business and cross selling inventory among our operating locations enabled us to persevere during the pandemic in 2020 and were the cornerstone of our sequential record quarterly financial results in the first and second quarters of 2021.

Results of Operations

The following table sets forth certain income statement data for the second quarter and six months ended June 30, 2021 and 2020 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,418.8	100.0%	$2,019.3	100.0%	$6,257.2	100.0%	$4,592.2	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	2,336.6	68.3	1,404.6	69.6	4,221.3	67.5	3,196.8	69.6
Gross profit(2)	1,082.2	31.7	614.7	30.4	2,035.9	32.5	1,395.4	30.4
Warehouse, delivery, selling, general and administrative expense ("SG&A")	563.3	16.5	438.5	21.7	1,081.8	17.3	961.2	20.9
Depreciation expense	49.3	1.4	47.3	2.3	97.0	1.6	93.5	2.0
Amortization expense	9.2	0.3	10.1	0.5	18.4	0.3	20.9	0.5
Impairment of long-lived assets	—	—	0.2	—	—	—	97.9	2.1
Operating income	$460.4	13.5%	$118.6	5.9%	$838.7	13.4%	$221.9	4.8%
(1)	Cost of sales in the six months ended June 30, 2020 included a $39.8 million inventory provision relating to the planned closure of certain energy-related operations.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Second Quarter and Six Months Ended June 30, 2021 Compared to Second Quarter and Six Months Ended June 30, 2020

Net Sales

	June 30,		Dollar	Percentage
	2021	2020	Change	Change

	(in millions)
Net sales (three months ended)	$3,418.8	$2,019.3	$1,399.5	69.3%
Net sales (six months ended)	$6,257.2	$4,592.2	$1,665.0	36.3%

	June 30,			Percentage
	2021	2020	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,424.0	1,211.8	212.2	17.5%
Tons sold (six months ended)	2,833.7	2,680.6	153.1	5.7%
Average selling price per ton sold (three months ended)	$2,418	$1,681	$737	43.8%
Average selling price per ton sold (six months ended)	$2,220	$1,714	$506	29.5%

Our tons sold exclude the volumes processed by our toll processing operations. Our average selling price per ton sold includes insignificant intercompany transactions that are eliminated from our consolidated net sales.

Our net sales were higher in the second quarter and six months ended June 30, 2021 compared to the same periods in 2020 due to record average selling prices per ton sold and higher tons sold. Demand was healthy in most of the end markets we served in the second quarter of 2021. However, we believe our tons sold in the second quarter and six months ended June 30, 2021 were limited by factors that constrained economic activity such as metal supply constraints, labor shortages and other supply chain disruptions.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our average selling prices per ton sold increased significantly in the second quarter and six months ended June 30, 2021 compared to the same periods in 2020, mainly due to several announced mill price increases for carbon and stainless steel products in 2021. As carbon steel sales represented approximately 58% of our gross sales during the six months ended June 30, 2021, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

	Average Selling Price per Ton Sold
	Three Months Ended	Six Months Ended
	June 30	June 30

	(percentage change)
Carbon steel	66.8%	48.2%
Stainless steel	32.8%	21.0%
Aluminum	10.2%	4.3%
Alloy	10.9%	7.6%

Cost of Sales

	June 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,336.6	68.3%	$1,404.6	69.6%	$932.0	66.4%
Cost of sales (six months ended)	$4,221.3	67.5%	$3,196.8	69.6%	$1,024.5	32.0%

The increases in cost of sales in the second quarter and six months ended June 30, 2021 compared to the same periods in 2020 were mainly due to higher average costs per ton sold and higher tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales included a $39.8 million inventory provision related to the planned closure of certain energy-related operations in the six months ended June 30, 2020. See Note 12—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 restructuring charges.

In addition, our last-in, first-out (“LIFO”) method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in charges, or expenses, of $200.0 million and $300.0 million in the second quarter and six months ended June 30, 2021, respectively, compared to credits, or income, of $5.0 million and $25.0 million in the same periods in 2020, respectively. At June 30, 2021, our LIFO method inventory valuation reserve on our balance sheet was $415.6 million.

Gross Profit

	June 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit (three months ended)	$1,082.2	31.7%	$614.7	30.4%	$467.5	76.1%
Gross profit (six months ended)	$2,035.9	32.5%	$1,395.4	30.4%	$640.5	45.9%

We generated record gross profits in the second quarter and six months ended June 30, 2021 as a result of strong net sales and improved gross profit margins. We were able to expand our strong gross profit margins in the second quarter and six months ended June 30, 2021 compared to the same periods in 2020 due to rising metals pricing, supported by solid demand and limited metal availability, our significant investments to expand our value-added metal processing capabilities and the ability of our metals service center managers to appropriately price the value we provide to our customers. Throughout 2021, we experienced ongoing strength in metals pricing, led by several mill price increases for carbon steel products (58% of our first half of 2021 gross sales dollars), and stainless steel products (15% of our first half of 2021 gross sales dollars), along with improving demand that allowed us to increase our selling prices before the higher metal costs were reflected in our average cost per ton sold.

Gross profit was reduced by a $39.8 million inventory provision in the six months ended June 30, 2020. Excluding the impact of the 2020 inventory provision and our LIFO inventory valuation method inventory reserve adjustments in the comparable periods, our gross profit margins improved 730 and 660 basis points in the second quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	June 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$563.3	16.5%	$438.5	21.7%	$124.8	28.5%
SG&A expense (six months ended)	$1,081.8	17.3%	$961.2	20.9%	$120.6	12.5%
Depreciation & amortization expense (three months ended)	$58.5	1.7%	$57.4	2.8%	$1.1	1.9%
Depreciation & amortization expense (six months ended)	$115.4	1.8%	$114.4	2.5%	$1.0	0.9%
Impairment of long-lived assets (three months ended)	$—	—%	$0.2	—%	$(0.2)	(100.0)%
Impairment of long-lived assets (six months ended)	$—	—%	$97.9	2.1%	$(97.9)	(100.0)%

Our SG&A expenses were higher in the second quarter and six months ended June 30, 2021 compared to the same periods in 2020 mainly due to increases in incentive compensation as a result of our record profitability, increased shipment levels and to a lesser extent inflationary increases in certain warehouse and delivery expenses including, fuel, trucking services and packaging costs. Our SG&A expense as a percentage of sales decreased in the second quarter and six months ended June 30, 2021 compared to the same periods in 2020 mainly due to our higher sales.

During the second quarter and six months ended June 30, 2020, we recorded impairment and restructuring charges of $5.6 million and $143.1 million, respectively, mainly related to COVID-19 permanent headcount reductions, location closures and revised negative long-term outlook for certain energy-related (oil and gas) businesses. See Note 12—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

Operating Income

	June 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$460.4	13.5%	$118.6	5.9%	$341.8	288.2%
Operating income (six months ended)	$838.7	13.4%	$221.9	4.8%	$616.8	278.0%

The increase in our operating income in the second quarter of 2021 compared to the same period in 2020 was due to record gross profit, as the result of significantly higher demand and a strong gross profit margin, that was partially offset by higher incentive compensation, increases in certain SG&A expenses related to our increased shipments and to a lesser extent inflationary increases for certain warehouse and delivery expenses. The increase in our operating margin in the second quarter of 2021 was mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite an increase in our SG&A expense.

Our operating income and operating income margins in the six months ended June 30, 2021 increased $473.7 million, or 129.8%, and 550 basis points from the same period in 2020, as adjusted for $143.1 million of impairment and restructuring charges in the 2020 six-month period. The 550-basis point increase in our operating income margin, as adjusted, was mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite an increase in our SG&A expense. See Note 12—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

Income Tax Rate

Our effective income tax rates for the second quarter and six months ended June 30, 2021 were 25.6% and 25.5%, respectively, compared to 20.9% and 22.4% in the same 2020 periods, respectively. The increase in our effective income tax rates were mainly due to the significant increases in our profitability in 2021. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	June 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance (three months ended)	$329.1	9.6%	$80.2	4.0%	$248.9	310.3%
Net income attributable to Reliance (six months ended)	$596.0	9.5%	$141.9	3.1%	$454.1	320.0%

The increases in our net income and net income margins in the second quarter of 2021 compared to the same period in 2020 were mainly due to increased operating income and operating income margin as a result of record gross profit and a strong gross profit margin partially offset by higher SG&A expense and effective income tax rate.

Our net income in the six months ended June 30, 2021 increased $346.8 million, or 139.2%, and our net income margin increased from 5.4% to 9.5%, as adjusted for impairment and restructuring charges in 2020. The increase in our net income and net income margins, as adjusted, were mainly due to record gross profit and a strong gross profit margin partially offset by higher SG&A expense and effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $263.4 million in the six months ended June 30, 2021 decreased $383.1 million, or 59.3%, from $646.5 million in the same period in 2020. Our decreased operating cash flow was mainly the result of significantly increased working capital requirements in the 2021 six-month period compared to the same period in 2020, mainly due to strong demand and rising metal pricing during the 2021 six-month period that achieved record levels compared to the declining demand and pricing trends in the same period in 2020 due to COVID-19. The strong and rising metals pricing environment combined with healthy demand during the six months ended June 30, 2021 required more investment in accounts receivable and to a lesser extent increased spending to replenish our inventory tons at higher costs. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. At June 30, 2021 and 2020, our days sales outstanding rate was 39.8 days and 42.8 days, respectively. Our inventory turn rate (based on tons) during the six months ended June 30, 2021 was 5.2 times (or 2.3 months on hand), compared to 4.6 times (or 2.6 months on hand) in the same period in 2020.

Income taxes paid were $181.3 million in the six months ended June 30, 2021, a significant increase from $16.1 million in the six months ended June 30, 2020, due to our significantly higher pretax income for 2021.

Investing Activities

Net cash used in investing activities was $98.6 million in the six months ended June 30, 2021 compared to $96.4 million in the same period in 2020 and was substantially comprised of our capital expenditures partially offset by proceeds from sales of property, plant and equipment. Capital expenditures were $123.8 million in the six months ended June 30, 2021 compared to $96.5 million in the same period in 2020. The majority of our 2021 and 2020 capital expenditures related to growth initiatives. Proceeds from sales of property, plant and equipment were $26.1 million in the six months ended June 30, 2021 compared to $1.7 million in the same period in 2020 and included $24.4 million from the sale of non-core assets for which we recognized $3.3 million of gains.

Financing Activities

Net cash used in financing activities of $122.4 million in the six months ended June 30, 2021 decreased significantly from $493.6 million net cash used in the same period in 2020 mainly due to decreased share repurchases and net debt repayments. In the six months ended June 30, 2021, we spent $24.0 million to repurchase shares of our common stock compared to $300.0 million in the same period in 2020. We had $0.8 million of net debt repayments in the six months ended June 30, 2021 compared to $98.0 million of net debt repayments in the same period in 2020.

On July 20, 2021, our Board of Directors declared the 2021 third quarter cash dividend of $0.6875 per share. We have increased our quarterly dividend 28 times since our IPO in 1994, with the most recent increase of 10.0% from $0.625 per share to $0.6875 per share effective in the first quarter of 2021. We have paid quarterly cash dividends on our common stock for 62 consecutive years and have never reduced or suspended our regular quarterly dividend.

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that replaced our existing share repurchase program authorized in October 2018. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

We repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

In the second quarter and six months ended June 30, 2021, we repurchased 147,016 shares at an average cost of $163.50 per share, for a total of $24.0 million compared to no repurchases in the second quarter of 2020 and repurchases of approximately 3.3 million shares at an average cost of $90.09 per share, for a total of $300.0 million in the six months ended June 30, 2020. From the inception of the plan in 1994 through June 30, 2021, we have repurchased approximately 33.0 million shares at an average cost of $48.72 per share. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations, cash on hand and our $1.5 billion revolving credit facility. Our total outstanding debt at June 30, 2021 and December 31, 2020 was $1.66 billion. As of June 30, 2021, we had no outstanding borrowings and $31.2 million of letters of credit issued on the revolving credit facility. As of June 30, 2021, we had $727.6 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 14.0%, down from 15.8% as of December 31, 2020.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At June 30, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we currently pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

A revolving credit facility with a credit limit of $8.4 million is in place for an operation in Asia with an outstanding balance of $4.7 million and $5.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $8.3 million as of June 30, 2021 and December 31, 2020, and have maturities through 2027.

As of June 30, 2021, we had $911.9 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares. Additionally, we believe our investment grade credit ratings enhance our ability to effectively raise capital, if needed. We expect to continue our acquisition and internal growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum total net leverage ratio.

We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of June 30, 2021 and December 31, 2020, we were contingently liable under standby letters of credit and letters of guarantee in the aggregate amount of $24.1 million and $27.8 million, respectively. The letters of credit/guarantee relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of June 30, 2021, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.94 billion at June 30, 2021, or approximately 22% of total assets and 34% of total equity. Additionally, other intangible assets, net amounted to $928.9 million at June 30, 2021, or approximately 10% of total assets and 16% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In the six months ended June 30, 2020, we recorded impairment losses of $64.3 million on our intangible assets with indefinite lives and $24.7 million on our intangible assets subject to amortization. See Note 12—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment charges.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to our publicly announced share repurchase program. All of our share repurchases during the second quarter of 2021 were made in the open market under plans relying on Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934.

Our share repurchase activity for the second quarter of 2021 is presented below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
April 1 - April 30, 2021	—	$—	—	2,759,817
May 1 - May 31, 2021	105,543	$166.64	105,543	2,654,274
June 1 - June 30, 2021	41,473	$155.50	41,473	2,612,801
Total	147,016	$163.50	147,016
(1)	Share repurchases were made through a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. As of June 30, 2021, 2,612,801 shares remained authorized for future repurchase; however, subsequent to quarter end, on July 20, 2021, our Board of Directors amended our share repurchase program, increasing the repurchase authorization to $1 billion. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

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

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: July 29, 2021	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)