Form 10-Q
period 2021-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2021-11-04
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, 62,654,519 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	September 30,	December 31,
	2021	2020*
ASSETS
Current assets:
Cash and cash equivalents	$638.4	$683.5
Accounts receivable, less allowance for credit losses of $28.0 at September 30, 2021 and $19.0 at December 31, 2020	1,693.5	926.3
Inventories	1,877.8	1,420.4
Prepaid expenses and other current assets	74.3	80.5
Income taxes receivable	—	2.1
Total current assets	4,284.0	3,112.8
Property, plant and equipment:
Land	256.2	260.1
Buildings	1,266.2	1,240.0
Machinery and equipment	2,208.6	2,107.8
Accumulated depreciation	(1,928.4)	(1,815.7)
Property, plant and equipment, net	1,802.6	1,792.2

Operating lease right-of-use assets	199.8	204.0
Goodwill	1,935.3	1,935.2
Intangible assets, net	919.5	947.1
Cash surrender value of life insurance policies, net	30.8	43.7
Other assets	80.4	71.8
Total assets	$9,252.4	$8,106.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$519.4	$259.3
Accrued expenses	117.0	88.9
Accrued compensation and retirement costs	239.6	165.8
Accrued insurance costs	40.8	42.0
Current maturities of long-term debt and short-term borrowings	4.9	6.0
Current maturities of operating lease liabilities	48.9	51.0
Income taxes payable	36.5	—
Total current liabilities	1,007.1	613.0
Long-term debt	1,641.4	1,638.9
Operating lease liabilities	151.9	154.1
Long-term retirement costs	105.8	95.8
Other long-term liabilities	22.3	26.7
Deferred income taxes	456.0	455.6
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares — 62,694 at September 30, 2021 and 63,600 at December 31, 2020	0.1	0.1
Retained earnings	5,943.5	5,193.2
Accumulated other comprehensive loss	(82.9)	(77.9)
Total Reliance stockholders’ equity	5,860.7	5,115.4
Noncontrolling interests	7.2	7.3
Total equity	5,867.9	5,122.7
Total liabilities and equity	$9,252.4	$8,106.8

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$3,847.4	$2,085.6	$10,104.6	$6,677.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,636.3	1,409.5	6,857.6	4,606.3
Warehouse, delivery, selling, general and administrative ("SG&A")	606.8	449.2	1,688.6	1,410.4
Depreciation and amortization	56.7	56.4	172.1	170.8
Impairment of long-lived assets	—	10.0	—	107.9
	3,299.8	1,925.1	8,718.3	6,295.4

Operating income	547.6	160.5	1,386.3	382.4

Other (income) expense:
Interest expense	15.6	15.7	47.0	47.2
Other (income) expense, net	(0.6)	17.8	3.6	23.1
Income before income taxes	532.6	127.0	1,335.7	312.1
Income tax provision	135.9	28.7	340.6	70.2
Net income	396.7	98.3	995.1	241.9
Less: net income attributable to noncontrolling interests	1.0	0.7	3.4	2.4
Net income attributable to Reliance	$395.7	$97.6	$991.7	$239.5

Earnings per share attributable to Reliance stockholders:
Diluted	$6.15	$1.51	$15.35	$3.66
Basic	$6.25	$1.53	$15.61	$3.71

Shares used in computing earnings per share:
Diluted	64,350	64,688	64,617	65,503
Basic	63,275	63,758	63,526	64,578

Cash dividends per share	$0.6875	$0.6250	$2.0625	$1.8750

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$396.7	$98.3	$995.1	$241.9
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(8.3)	11.5	(5.0)	(11.2)
Postretirement benefit plan adjustments, net of tax	—	15.8	—	19.5
Total other comprehensive (loss) income	(8.3)	27.3	(5.0)	8.3
Comprehensive income	388.4	125.6	990.1	250.2
Less: comprehensive income attributable to noncontrolling interests	1.0	0.7	3.4	2.4
Comprehensive income attributable to Reliance	$387.4	$124.9	$986.7	$247.8

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock and Additional			Accumulated Other
	Paid-In Capital		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2020	66,854	$122.2	$5,189.5	$(105.1)	$7.5	$5,214.1
Net income	—	—	61.7	—	1.2	62.9
Other comprehensive loss	—	—	—	(31.4)	—	(31.4)
Noncontrolling interest purchased	—	(6.9)	—	—	(1.1)	(8.0)
Dividend to noncontrolling interest holder	—	—	—	—	(0.5)	(0.5)
Stock-based compensation, net	111	3.8	—	—	—	3.8
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,330)	(119.3)	(180.7)	—	—	(300.0)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.9)	—	—	(41.9)
Balance at March 31, 2020	63,641	0.1	5,028.6	(136.5)	7.1	4,899.3
Net income	—	—	80.2	—	0.5	80.7
Other comprehensive income	—	—	—	12.4	—	12.4
Stock-based compensation, net	13	9.0	—	—	—	9.0
Cash dividends — $0.625 per share and dividend equivalents	—	—	(39.9)	—	—	(39.9)
Balance at June 30, 2020	63,654	9.1	5,068.9	(124.1)	7.6	4,961.5
Net income	—	—	97.6	—	0.7	98.3
Other comprehensive income	—	—	—	27.3	—	27.3
Dividend to noncontrolling interest holder	—	—	—	—	(0.8)	(0.8)
Stock-based compensation, net	104	2.2	—	—	—	2.2
Repurchase of common shares	(2)	(0.2)	—	—	—	(0.2)
Cash dividends — $0.625 per share and dividend equivalents	—	—	(41.0)	—	—	(41.0)
Balance at September 30, 2020	63,756	$11.1	$5,125.5	$(96.8)	$7.5	$5,047.3

Balance at January 1, 2021	63,600	$0.1	$5,193.2	$(77.9)	$7.3	$5,122.7
Net income	—	—	266.9	—	1.3	268.2
Other comprehensive loss	—	—	—	(1.2)	—	(1.2)
Dividend to noncontrolling interest holder	—	—	—	—	(2.4)	(2.4)
Stock-based compensation, net	107	6.5	—	—	—	6.5
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(44.8)	—	—	(44.8)
Balance at March 31, 2021	63,707	6.6	5,415.3	(79.1)	6.2	5,349.0
Net income	—	—	329.1	—	1.1	330.2
Other comprehensive income	—	—	—	4.5	—	4.5
Stock-based compensation, net	8	23.1	—	—	—	23.1
Repurchase of common shares	(147)	(24.0)	—	—	—	(24.0)
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(43.8)	—	—	(43.8)
Balance at June 30, 2021	63,568	5.7	5,700.6	(74.6)	7.3	5,639.0
Net income	—	—	395.7	—	1.0	396.7
Other comprehensive loss	—	—	—	(8.3)	—	(8.3)
Dividend to noncontrolling interest holder	—	—	—	—	(1.1)	(1.1)
Stock-based compensation, net	12	16.3	—	—	—	16.3
Repurchase of common shares	(886)	(21.9)	(109.1)	—	—	(131.0)
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(43.7)	—	—	(43.7)
Balance at September 30, 2021	62,694	$0.1	$5,943.5	$(82.9)	$7.2	$5,867.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$995.1	$241.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	172.1	170.8
Impairment of long-lived assets	—	107.9
Provision for credit losses	10.6	8.3
Deferred income tax benefit	(0.2)	(26.7)
Stock-based compensation expense	55.1	29.9
Postretirement benefit plan settlement expense	—	19.4
Other	(1.3)	10.3
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(774.6)	114.4
Inventories	(453.3)	221.9
Prepaid expenses and other assets	47.7	81.9
Accounts payable and other liabilities	354.4	(37.2)
Net cash provided by operating activities	405.6	942.8

Investing activities:
Purchases of property, plant and equipment	(178.9)	(134.7)
Proceeds from sales of property, plant and equipment	26.8	6.2
Other	3.9	0.8
Net cash used in investing activities	(148.2)	(127.7)

Financing activities:
Net short-term debt (repayments) borrowings	(0.8)	0.7
Proceeds from long-term debt borrowings	—	1,673.7
Principal payments on long-term debt	(0.3)	(1,615.4)
Debt issuance costs	—	(6.4)
Dividends and dividend equivalents paid	(132.3)	(122.8)
Share repurchases	(155.0)	(300.2)
Noncontrolling interest purchased	—	(8.0)
Other	(13.4)	(16.5)
Net cash used in financing activities	(301.8)	(394.9)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(2.9)
(Decrease) increase in cash and cash equivalents	(45.1)	417.3
Cash and cash equivalents at beginning of year	683.5	174.3
Cash and cash equivalents at end of period	$638.4	$591.6

Supplemental cash flow information:
Interest paid during the period	$39.1	$34.6
Income taxes paid during the period, net	$297.3	$68.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Note 1. Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results for the full year ending December 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2020, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. The Company expects to adopt this guidance for any contracts that are modified as a result of reference rate reform. We currently do not expect the transition from LIBOR to have a material impact on our consolidated financial statements.

Note 3.  Acquisition

On October 1, 2021, we acquired Merfish United, Inc. (“Merfish United”), a leading master distributor of carbon steel pipes, copper tubing, plastic pipe, electrical conduit and related products that are distributed to its independent wholesale distributor customers across a variety of end markets in the United States. Merfish United, headquartered in Ipswich, Massachusetts, serves 47 U.S. states through its twelve strategically located distribution centers. Merfish United’s broad product offering includes full lines of steel pipe, copper tubing, plastic pipe, electrical conduit and related products for the commercial, residential, municipal and industrial building markets. No sales of Merfish United were included in our net sales for the nine months ended September 30, 2021. Merfish United’s unaudited total assets and revenues as of September 30, 2021 and for the twelve months then ended were approximately $215 million and $600 million, respectively.

The allocation of the total purchase price for our acquisition of Merfish United to the fair values of the assets acquired and liabilities assumed is not presented as the accounting is incomplete due to the transaction closing in the fourth quarter of 2021.

We funded our acquisition of Merfish United in the fourth quarter of 2021 with cash on hand.

Note 4. Revenues

The following table presents our net sales disaggregated by product and service. Certain sales taxes and value-added taxes collected from customers are excluded from our reported net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Carbon steel	$2,406.4	$1,100.8	$6,163.7	$3,490.8
Stainless steel	621.3	341.8	1,613.7	1,083.1
Aluminum	534.9	394.3	1,496.5	1,299.9
Alloy	143.8	91.0	396.0	342.3
Toll processing and logistics	119.7	105.7	350.9	279.6
Other and eliminations	21.3	52.0	83.8	182.1
Total	$3,847.4	$2,085.6	$10,104.6	$6,677.8

Note 5. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2021	$1,935.2
Foreign currency translation gain	0.1
Balance at September 30, 2021	$1,935.3

We had no accumulated impairment losses related to goodwill at September 30, 2021.

Note 6. Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2021		December 31, 2020
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.7	$(0.5)	$0.7	$(0.5)
Customer lists/relationships	14.9	623.2	(424.1)	623.2	(396.7)
Software	10.0	8.1	(8.1)	8.1	(8.1)
Other	5.1	0.6	(0.6)	1.1	(0.9)
		632.6	(433.3)	633.1	(406.2)
Intangible assets not subject to amortization:
Trade names		720.2	—	720.2	—
		$1,352.8	$(433.3)	$1,353.3	$(406.2)

Amortization expense for intangible assets was $27.5 million and $30.3 million for the nine months ended September 30, 2021 and 2020, respectively. Foreign currency translation losses related to intangible assets, net, were $0.1 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively.

In the nine months ended September 30, 2020, we recognized impairment losses of $67.8 million on our trade names and $30.7 million on our customer lists/relationships intangible assets, mainly related to certain of our energy-related (oil and natural gas) businesses. See Note 13—“Impairment and Restructuring Charges” for further discussion.

The following is a summary of estimated future amortization expense for the remaining three months of 2021 and each of the succeeding five years:

(in millions)
2021 (remaining three months)	$9.0
2022	35.9
2023	31.6
2024	28.1
2025	23.9
2026	14.4

Note 7. Debt

Debt consisted of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes due April 15, 2023	500.0	500.0
Senior unsecured notes due August 15, 2025	400.0	400.0
Senior unsecured notes due August 15, 2030	500.0	500.0
Senior unsecured notes due November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.6	13.7
Total	1,662.6	1,663.7
Less: unamortized discount and debt issuance costs	(16.3)	(18.8)
Less: amounts due within one year and short-term borrowings	(4.9)	(6.0)
Total long-term debt	$1,641.4	$1,638.9

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then existing $1.5 billion unsecured revolving credit facility. As of September 30, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we currently pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of September 30, 2021 and December 31, 2020, we had no outstanding borrowings on the revolving credit facility. As of September 30, 2021, we had $16.0 million of letters of credit issued on the revolving credit facility.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

Revolving credit facilities with a combined credit limit of $13.4 million are in place for operations in Asia with combined outstanding balances of $4.6 million and $5.4 million as of September 30, 2021 and December 31, 2020, respectively.

Various industrial revenue bonds had combined outstanding balances of $8.0 million and $8.3 million as of September 30, 2021 and December 31, 2020, respectively, and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of September 30, 2021, a total of $23.0 million of letters of credit/guarantee were issued on the facility.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at September 30, 2021.

Note 8.  Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office spaces. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases. Information regarding our insignificant finance leases is not included as it is not meaningful to an understanding of our lease obligations.

The following is a summary of our lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Operating lease cost	$19.9	$20.4	$58.8	$61.9

Supplemental cash flow and balance sheet information is presented below:

	Nine Months Ended
	September 30,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$58.9	$61.5
Right-of-use assets obtained in exchange for operating lease obligations	$36.6	$35.8

	September 30,	December 31,
	2021	2020
Other lease information:
Weighted average remaining lease term—operating leases	6.1 years	5.7 years
Weighted average discount rate—operating leases	3.6%	3.7%

Maturities of operating lease liabilities as of September 30, 2021 are as follows:

(in millions)
2021 (remaining three months)	$14.7
2022	52.6
2023	42.9
2024	34.4
2025	24.3
Thereafter	61.1
Total operating lease payments	230.0
Less: imputed interest	(29.2)
Total operating lease liabilities	$200.8

Note 9.  Income Taxes

Our effective income tax rate for each of the third quarter and nine months ended September 30, 2021 was 25.5% compared to 22.6% and 22.5% in the same 2020 periods, respectively. The increases in our effective income tax rates were mainly due to significant increases in our profitability in 2021. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes, partially offset by the effects of company-owned life insurance policies.

Note 10. Equity

Dividends

On October 26, 2021, our Board of Directors declared the 2021 fourth quarter cash dividend of $0.6875 per share of common stock, payable on December 3, 2021 to stockholders of record as of November 19, 2021.

During the third quarters of 2021 and 2020, we declared and paid quarterly dividends of $0.6875 and $0.625 per share, or $43.6 million and $39.8 million in total, respectively. During the nine months ended September 30, 2021 and 2020, we declared and paid quarterly dividends of $2.0625 and $1.875 per share, or $131.2 million and $120.7 million in total, respectively. In addition, we paid $1.1 million and $2.1 million in dividend equivalents with respect to vested restricted stock units (“RSUs”) during the nine months ended September 30, 2021 and 2020, respectively.

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

In the nine months ended September 30, 2021 and 2020, we made payments of $9.2 million and $14.9 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of our consolidated statements of equity.

A summary of the status of our unvested service-based and performance-based RSUs as of September 30, 2021 and changes during the nine-months then ended is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
Unvested RSUs	Shares	Per RSU
Unvested at January 1, 2021	995,720	$85.27
Granted(1)	318,495	141.41
Vested	(7,812)	86.52
Cancelled or forfeited	(19,107)	89.99
Unvested at September 30, 2021	1,287,296	$99.08
Shares reserved for future grants (all plans)	1,877,393
(1)	Comprised of 191,139 service-based RSUs and 127,356 performance-based RSUs granted in March 2021 with a fair value of $141.41 per RSU. The service-based RSUs cliff vest on December 1, 2023 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2023.

Share Repurchase Plan

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that amended and restated our prior share repurchase program authorized in October 2018. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

We repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Securities Exchange

Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During the third quarter of 2021, we repurchased 885,606 shares at an average cost of $147.89 per share, for a total of $131.0 million, compared to 2,466 shares repurchased at an average cost of $100.00 per share, for a total of $0.2 million in the third quarter of 2020. In the nine months ended September 30, 2021, we repurchased approximately 1.0 million shares at an average cost of $150.12 per share, for a total of $155.0 million, compared to approximately 3.3 million shares repurchased at an average cost of $90.10 per share, for a total of $300.2 million in the nine months ended September 30, 2020.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2021	$(52.7)	$(25.2)	$(77.9)
Current-period change	(5.0)	—	(5.0)
Balance as of September 30, 2021	$(57.7)	$(25.2)	$(82.9)

Foreign currency translation adjustments have not been adjusted for income taxes. Postretirement benefit plan adjustments are net of taxes of $5.8 million as of September 30, 2021 and December 31, 2020. The income tax effects relating to our postretirement benefit plan adjustments are reflected in our income tax provision in future periods as the postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise released and recognized as a settlement loss as a result of a plan termination.

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

COVID-19 Risks and Uncertainties

The global COVID-19 outbreak and associated actions implemented by governments around the world, as well as increased business uncertainty and economic contraction, had an adverse impact on our financial results during 2020. We took a variety of actions during 2020 to help mitigate the financial impact, including rightsizing our inventory and reducing our workforce. Activity in many of the end markets we serve sequentially improved as 2020 progressed, however we believe our financial results in the nine months ended September 30, 2021 were limited by impacts of the COVID-19 pandemic, including labor shortages, raw material and other supply chain constraints on us, our customers and suppliers. While our financial performance improved in each quarter of 2021, evolving government requirements, including vaccination mandates, along with the broader impacts of the continuing pandemic, could significantly impact our workforce and performance as well as those of our customers and suppliers, and our estimates and judgments may be subject to greater volatility than in the past.

Note 12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$395.7	$97.6	$991.7	$239.5
Denominator:
Weighted average shares outstanding	63,275	63,758	63,526	64,578
Dilutive effect of stock-based awards	1,075	930	1,091	925
Weighted average diluted shares outstanding	64,350	64,688	64,617	65,503

Earnings per share attributable to Reliance stockholders:
Diluted	$6.15	$1.51	$15.35	$3.66
Basic	$6.25	$1.53	$15.61	$3.71

Potentially dilutive securities were not significant for the third quarters of 2021 and 2020. The computations of earnings per share for the nine months ended September 30, 2021 and 2020 do not include 154,882 and 244,006 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

Note 13.  Impairment and Restructuring Charges

Our impairment and restructuring charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Intangible assets, net	$—	$9.5	$—	$98.5
Property, plant and equipment	—	0.5	—	9.2
Operating lease right-of-use assets	—	—	—	0.2
Total impairment charges	—	10.0	—	107.9
Restructuring––cost of sales	—	(0.2)	—	39.6
Restructuring––SG&A	—	4.8	0.1	10.2
Total impairment and restructuring charges	$—	$14.6	$0.1	$157.7

We recorded impairment and restructuring charges of $157.7 million in the nine months ended September 30, 2020 that were mainly comprised of a $137.5 million impairment and restructuring charge recognized during the first quarter of 2020 due to our reduced long-term outlook for our businesses serving the energy (oil and natural gas) market and charges at certain of our other businesses for which our outlook had turned negative based on impacts from the COVID-19 pandemic. Our first quarter of 2020 impairment and restructuring charge also included a property, plant and equipment impairment charge and an inventory provision related to the closure of certain locations where we anticipated losses on the disposition of certain real property, machinery and equipment and inventories.

The measurement of intangible assets at fair value in each of the first three quarters of 2020 was determined using discounted cash flow techniques. The use of discounted cash flow models requires judgment and the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs are inputs that reflected the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and natural gas and aerospace industries based on the best information available in the circumstances at that time.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring or cash-preservation initiatives, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of the COVID-19 pandemic (such as vaccine mandates and anticipated Occupational Health and Safety Administration safety directives, mask mandates, social distancing or other requirements) and changes in worldwide and U.S. economic conditions that materially impact our customers, the demand and availability of our products and services, including supply disruptions, labor shortages and inflation. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

We have generated record financial performance in each of the first three quarters of 2021. Our nimble and resilient business model, coupled with outstanding execution once again resulted in record profitability in the face of operational challenges that included significant increases in metals prices and supply chain disruptions.

Certain key results for the third quarter and nine months ended September 30, 2021 included the following:

●	Sequential record quarterly net sales of $3.85 billion in the third quarter of 2021 were up 84.5% from $2.09 billion in the third quarter of 2020. Record net sales of $10.10 billion in the nine months ended September 30, 2021 were up 51.3% from $6.68 billion in the nine months ended September 30, 2020.
●	Sequential record quarterly gross profit of $1.21 billion in the third quarter of 2021 increased 79.1% and record gross profit of $3.25 billion in the nine months ending September 30, 2021 increased 56.7% as compared to the same periods in 2020. Our gross profit margins in the 2021 periods were strong and fell within an approximate range of 31% to 32%, generally consistent with the respective 2020 periods, despite significant last-in, first-out (“LIFO”) charges in the 2021 periods.

●	We generated sequential record quarterly pretax income and margin of $532.6 million and 13.8% in the third quarter of 2021, and record pretax income and margin of $1.34 billion and 13.2% in the nine months ended September 30, 2021. Excluding $29.2 million and $177.1 million of impairment, restructuring and postretirement benefit plan settlement charges in the third quarter and nine months ended September 30, 2020, our third quarter of 2021 pretax income and margin improved 241.0% and 630 basis points and our nine-month period ended September 30, 2021 pretax income and margin improved 173.0% and 590 basis points compared to the same periods in 2020.
●	Sequential record quarterly earnings per share of $6.15 for the third quarter and $15.35 for the nine months ended September 30, 2021 were each up over 300% compared to the same periods in 2020. As adjusted for the 2020 nonrecurring charges noted above, our third quarter and nine months ended September 30, 2021 earnings per share were up 232.4% and 170.2%, respectively, from the same periods in 2020.
●	We repurchased $131.0 million and $155.0 million of our common stock in the third quarter and nine months ended September 30, 2021, respectively, compared to $0.2 million and $300.2 million of share repurchases in the respective 2020 periods.
●	We improved our inventory turnover rate to 4.9 times (based on tons) during the nine months ended September 2021, surpassing our 2020 annual rate and company-wide turn goal of 4.7 times.

Our record quarterly net sales in the third quarter of 2021 were the result of a record average selling price per ton sold that increased 77.9% and a 5.8% increase in tons sold compared to the third quarter of 2020; however, our third quarter of 2021 tons sold were below our third quarter of 2019 tons sold (the most recent comparable pre-pandemic period). Our net sales for the nine months ended September 30, 2021 increased due to a 44.5% increase in our average selling price and a 5.7% increase in our tons sold compared to the same period in 2020, which was adversely impacted by COVID-19. We believe our tons sold in the third quarter and nine months ended September 30, 2021 in most end markets we served were limited by factors that constrained economic activity such as metal supply constraints, labor shortages and other supply chain disruptions.

Our record profitability in the third quarter and nine months ended September 30, 2021 was driven by record metals prices, fundamentally strong underlying demand in most end markets, strong gross profit margins, despite significant LIFO charges, and effective expense control. Our gross profit margins in the third quarter and nine months ended September 30, 2021 were generally consistent with our 2020 gross profit margins and fell within an approximate range of 31% to 32%,  despite significant LIFO charges of $262.5 million and $562.5 million in the third quarter and nine months ended September 30, 2021, respectively, compared to credits of $12.5 million and $37.5 million, respectively, in the same periods in 2020. Our SG&A expenses in the third quarter and nine months ended September 30, 2021 increased $157.6 million, or 35.1%, and $278.2 million, or 19.7%, respectively, over the same periods in 2020, mainly due to higher incentive-based compensation related to our record gross profit and pretax income, higher variable expenses associated with increased shipment levels and to a lesser extent inflationary impacts on certain warehouse and delivery expenses, including fuel, freight and packaging costs.

Our business model enables us to increase our average selling price and gross profit margin during operating environments that include rising prices and low levels of metal inventories and availability. Consequently, we were able to generate strong gross profit margins in the third quarter and nine months ended September 30, 2021 during which we observed ongoing strength in metals pricing with historically high levels for carbon steel products (59% of our gross sales dollars for the nine months ended September 30, 2021) and stainless steel products (15% of our gross sales dollars for the nine months ended September 30, 2021) due to solid demand, increased input costs and limited metal supply.

During the third quarter and nine months ended September 30, 2020, we recorded impairment and restructuring charges of $14.6 million and $157.7 million, respectively, mainly related to COVID-19 permanent headcount reductions, location closures and a revised negative long-term outlook for certain energy-related (oil and natural gas) businesses, and postretirement benefit plan settlement charges of $14.6 million and $19.4 million, respectively, mainly related to the termination of a frozen defined benefit plan. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

We generated cash flow from operations in the third quarter and nine months ended September 30, 2021 of $142.2 million and $405.6 million, respectively, compared to $296.3 million and $942.8 million, respectively, in the same periods in 2020, despite significant investments in working capital resulting from significantly higher metals prices.

We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation, an extended long-term debt maturity profile and $1.5 billion revolving credit facility with no borrowings outstanding will support our prudent use of capital as we maintain a flexible approach focused on growth, both through acquisitions and organically, and stockholder return activities.

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

We believe our industry-leading results are due to our unique business model and strong operational execution of our strategies. We believe our business model characteristics, including broad end market exposure, a wide geographical footprint, diverse product offerings with significant value-added processing capabilities, and focus on small order sizes and when-needed delivery differentiate us from our industry peers. We believe these unique business model characteristics and strong operational execution of our strategies that include pricing discipline, concentrating on higher margin business and cross-selling inventory throughout our network of metals service centers, enabled us to persevere during the pandemic in 2020 and were the cornerstone of our record quarterly financial results in each of the first three quarters of 2021.

Acquisition

On October 1, 2021, we acquired Merfish United, Inc. (“Merfish United”), a leading master distributor of carbon steel pipes, copper tubing, plastic pipe, electrical conduit and related products that are distributed to its independent wholesale distributor customers across a variety of end markets in the United States. Merfish United, headquartered in Ipswich, Massachusetts, serves 47 U.S. states through its twelve strategically located distribution centers. Merfish United’s broad product offering includes full lines of steel pipe, copper tubing, plastic pipe, electrical conduit and related products for the commercial, residential, municipal and industrial building markets. No sales of Merfish United were included in our net sales for the nine months ended September 30, 2021. Merfish United’s unaudited total assets and revenues as of September 30, 2021 and for the twelve months then ended were approximately $215 million and $600 million, respectively.

We funded our acquisition of Merfish United in the fourth quarter of 2021 with cash on hand.

Results of Operations

The following table sets forth certain income statement data for the third quarter and nine months ended September 30, 2021 and 2020 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$3,847.4	100.0%	$2,085.6	100.0%	$10,104.6	100.0%	$6,677.8	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	2,636.3	68.5	1,409.5	67.6	6,857.6	67.9	4,606.3	69.0
Gross profit(2)	1,211.1	31.5	676.1	32.4	3,247.0	32.1	2,071.5	31.0
Warehouse, delivery, selling, general and administrative expense ("SG&A")	606.8	15.8	449.2	21.5	1,688.6	16.7	1,410.4	21.1
Depreciation expense	47.6	1.2	47.0	2.3	144.6	1.4	140.5	2.1
Amortization expense	9.1	0.2	9.4	0.5	27.5	0.3	30.3	0.5
Impairment of long-lived assets	—	—	10.0	0.5	—	—	107.9	1.6
Operating income	$547.6	14.2%	$160.5	7.7%	$1,386.3	13.7%	$382.4	5.7%
(1)	Cost of sales in the third quarter and nine months ended September 30, 2020 included ($0.2) million and $39.6 million inventory provisions relating to the planned closure of certain energy-related operations.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Third Quarter and Nine Months Ended September 30, 2021 Compared to Third Quarter and Nine Months Ended September 30, 2020

Net Sales

	September 30,		Dollar	Percentage
	2021	2020	Change	Change

	(in millions)
Net sales (three months ended)	$3,847.4	$2,085.6	$1,761.8	84.5%
Net sales (nine months ended)	$10,104.6	$6,677.8	$3,426.8	51.3%

	September 30,			Percentage
	2021	2020	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,358.2	1,283.5	74.7	5.8%
Tons sold (nine months ended)	4,191.9	3,964.1	227.8	5.7%
Average selling price per ton sold (three months ended)	$2,862	$1,609	$1,253	77.9%
Average selling price per ton sold (nine months ended)	$2,428	$1,680	$748	44.5%

Our tons sold and average selling price per ton sold exclude the volumes processed by our toll processing operations. Our average selling price per ton sold includes insignificant intercompany transactions that are eliminated from our consolidated net sales.

Our net sales in the third quarter and nine months ended September 30, 2021 were records for us and increased from the same periods in 2020 due to record average selling prices per ton sold and higher tons sold. Underlying demand was fundamentally healthy in most of the end markets we served in the third quarter of 2021. However, we believe our tons sold in most end markets we served in the third quarter and nine months ended September 30, 2021 were limited by factors that constrained economic activity such as metal supply constraints, labor shortages and other supply chain disruptions.

Since we primarily purchase and sell our inventories in the “spot” market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. The mix of products sold can also have an impact on our average selling prices.

Our average selling prices per ton sold increased significantly in the third quarter and nine months ended September 30, 2021 compared to the same periods in 2020, mainly due to several announced mill price increases for carbon and stainless steel products in 2021. As carbon steel sales represented approximately 59% of our gross sales for the nine months ended September 30, 2021, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

	Average Selling Price per Ton Sold
	Three Months Ended	Nine Months Ended
	September 30	September 30

	(percentage change)
Carbon steel	107.1%	66.8%
Stainless steel	62.6%	34.2%
Aluminum	23.7%	10.3%
Alloy	26.7%	13.5%

Cost of Sales

	September 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$2,636.3	68.5%	$1,409.5	67.6%	$1,226.8	87.0%
Cost of sales (nine months ended)	$6,857.6	67.9%	$4,606.3	69.0%	$2,251.3	48.9%

The increases in cost of sales in the third quarter and nine months ended September 30, 2021 compared to the same periods in 2020 were mainly due to higher average costs per ton sold and higher tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales included ($0.2) million and $39.6 million net inventory provisions related to the planned closure of certain energy-related operations in the third quarter and nine months ended September 30, 2020. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 restructuring charges.

In addition, our LIFO method inventory valuation reserve adjustment, which is included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in charges, or expenses, of $262.5 million and $562.5 million in the third quarter and nine months ended September 30, 2021, respectively, compared to credits, or income, of $12.5 million and $37.5 million in the same periods in 2020, respectively. As of September 30, 2021, the LIFO method inventory valuation reserve on our balance sheet was $678.1 million.

Gross Profit

	September 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit (three months ended)	$1,211.1	31.5%	$676.1	32.4%	$535.0	79.1%
Gross profit (nine months ended)	$3,247.0	32.1%	$2,071.5	31.0%	$1,175.5	56.7%

We generated record gross profits in the third quarter and nine months ended September 30, 2021 as a result of record average selling prices, strong gross profit margins and increases in tons sold compared to the same periods in 2020. Throughout 2021, we experienced ongoing strength in metals pricing, led by several mill price increases for carbon steel products (59% of our gross sales dollars for the nine-month period of 2021), and stainless steel products (15% of our gross sales dollars for the nine-month period of 2021), along with fundamentally strong underlying demand.

Gross profit was reduced by ($0.2) million and $39.6 million net inventory provisions in the third quarter and nine months ended September 30, 2020. Excluding the impact of the 2020 net inventory provisions and our LIFO inventory valuation method inventory reserve adjustments in the comparable periods, our gross profit margins improved 650 basis points and 660 basis points in the third quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	September 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$606.8	15.8%	$449.2	21.5%	$157.6	35.1%
SG&A expense (nine months ended)	$1,688.6	16.7%	$1,410.4	21.1%	$278.2	19.7%
Depreciation & amortization expense (three months ended)	$56.7	1.5%	$56.4	2.7%	$0.3	0.5%
Depreciation & amortization expense (nine months ended)	$172.1	1.7%	$170.8	2.6%	$1.3	0.8%
Impairment of long-lived assets (three months ended)	$—	—%	$10.0	0.5%	$(10.0)	(100.0)%
Impairment of long-lived assets (nine months ended)	$—	—%	$107.9	1.6%	$(107.9)	(100.0)%

Our SG&A expenses were higher in the third quarter and nine months ended September 30, 2021 compared to the same periods in 2020 mainly due to increases in incentive compensation as a result of our record gross profit and earnings, higher variable expenses associated with increased shipment levels and to a lesser extent inflationary increases in certain warehouse and delivery expenses, including fuel, trucking services and packaging costs. Our SG&A expense as a percentage of sales decreased in the third quarter and nine months ended September 30, 2021 compared to the same periods in 2020 mainly due to our higher sales.

During the third quarter and nine months ended September 30, 2020, we recorded impairment and restructuring charges of $14.6 million and $157.7 million, respectively, mainly related to COVID-19 permanent headcount reductions, location closures and revised negative long-term outlook for certain energy-related (oil and natural gas) businesses. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

Operating Income

	September 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$547.6	14.2%	$160.5	7.7%	$387.1	241.2%
Operating income (nine months ended)	$1,386.3	13.7%	$382.4	5.7%	$1,003.9	262.5%
Impairment and restructuring charges (three months ended)	$—	—%	$14.6	0.7%	$(14.6)	(100.0)%
Impairment and restructuring charges (nine months ended)	$0.1	—%	$157.7	2.4%	$(157.6)	(99.9)%

The increase in our operating income in the third quarter of 2021 compared to the same period in 2020 was due to record gross profit, as the result of a record average selling price per ton sold, fundamentally strong demand and a strong gross profit margin, that was partially offset by higher incentive compensation, increases in certain SG&A expenses related to our increased shipments and to a lesser extent inflationary increases for certain warehouse and delivery expenses. The increase in our operating margin in the third quarter of 2021 was mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite an increase in our SG&A expense.

Excluding the impact of significant impairment and restructuring charges in the nine months ended September 30, 2020, our operating income of $1.39 billion in the nine months ended September 30, 2021 increased $846.2 million, or 156.7%, compared to $540.1 million in the same period in 2020, and our operating income margin improved 560 basis points. The increase in our operating income margin, as adjusted, was mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite an increase in our SG&A expense. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment and restructuring charges.

Other (Income) Expense, Net

	September 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Other (income) expense, net (three months ended)	$(0.6)	—%	$17.8	0.9%	$(18.4)	(103.4)%
Other expense, net (nine months ended)	$3.6	—%	$23.1	0.3%	$(19.5)	(84.4)%

The changes in other (income) expense, net in the third quarter and nine months ended September 30, 2021 compared to the same periods in 2020 were mainly due to postretirement benefit plan settlement charges of $14.6 million and $19.4 million in the respective 2020 periods.

Income Tax Rate

Our effective income tax rate for each of the third quarter and nine months ended September 30, 2021 was 25.5%, compared to 22.6% and 22.5% in the same 2020 periods, respectively. The increases in our effective income tax rates were mainly due to significant increases in our profitability in 2021. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	September 30,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance (three months ended)	$395.7	10.3%	$97.6	4.7%	$298.1	305.4%
Net income attributable to Reliance (nine months ended)	$991.7	9.8%	$239.5	3.6%	$752.2	314.1%

The increases in our net income and net income margin in the third quarter of 2021 compared to the same period in 2020 were mainly due to increased operating income and operating income margin as a result of record gross profit and a strong gross profit margin partially offset by higher SG&A expense and effective income tax rate.

Our net income in the nine months ended September 30, 2021 increased $619.4 million, or 166.4%, and our net income margin increased from 5.6% to 9.8%, as adjusted for pretax impairment, restructuring and postretirement benefit plan settlement charges that totaled $177.1 million ($132.8 million after-tax) in the nine months ended September 30, 2020. The increase in our net income and net income margin, as adjusted, were mainly due to record gross profit and a strong gross profit margin partially offset by higher SG&A expense and effective income tax rate.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $405.6 million in the nine months ended September 30, 2021 decreased $537.2 million, or 57.0%, from $942.8 million in the same period in 2020. Our decreased operating cash flow was mainly the result of significantly increased working capital requirements in the 2021 nine-month period compared to the same period in 2020, mainly due to strong demand and rising metals pricing during the 2021 nine-month period that achieved record levels compared to the declining demand and pricing trends in the same period in 2020 due to the COVID-19 pandemic. The strong and rising metals pricing environment combined with healthy demand during the nine months ended September 30, 2021 required more investment in accounts receivable and inventories. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of September 30, 2021 and 2020, our days sales outstanding rate was 39.1 days and 42.4 days, respectively. Our inventory turn rate (based on tons) during the nine months ended September 30, 2021 was 4.9 times (or 2.4 months on hand), compared to 4.7 times (or 2.6 months on hand) in the same period in 2020.

Income taxes paid were $297.3 million in the nine months ended September 30, 2021, a significant increase from $68.3 million in the nine months ended September 30, 2020, due to our significantly higher pretax income.

Investing Activities

Net cash used in investing activities was $148.2 million in the nine months ended September 30, 2021 compared to $127.7 million in the same period in 2020 and was substantially comprised of our capital expenditures partially offset by proceeds from sales of property, plant and equipment. Capital expenditures were $178.9 million in the nine months ended September 30, 2021 compared to $134.7 million in the same period in 2020. The majority of our 2021 and 2020 capital expenditures related to growth initiatives. Proceeds from sales of property, plant and equipment were $26.8 million in the nine months ended September 30, 2021 compared to $6.2 million in the same period in 2020 and included $24.4 million from the sale of non-core assets for which we recognized $3.3 million of gains.

Financing Activities

Net cash used in financing activities of $301.8 million in the nine months ended September 30, 2021 decreased from $394.9 million net cash used in the same period in 2020 mainly due to decreased share repurchases and net debt repayments. In the nine months ended September 30, 2021, we spent $155.0 million to repurchase shares of our common stock compared to $300.2 million in the same period in 2020. We had $1.1 million of net debt repayments in the nine months ended September 30, 2021 compared to $59.0 million of net debt repayments in the same period in 2020.

On October 26, 2021, our Board of Directors declared the 2021 fourth quarter cash dividend of $0.6875 per share. We have increased our quarterly dividend 28 times since our IPO in 1994, with the most recent increase of 10.0% from $0.625 per share to $0.6875 per share effective in the first quarter of 2021. We have paid quarterly cash dividends on our common stock for 62 consecutive years and have never reduced or suspended our regular quarterly dividend.

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that amended and restated our prior share repurchase program authorized in October 2018. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

We repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During the third quarter of 2021, we repurchased 885,606 shares at an average cost of $147.89 per share, for a total of $131.0 million, compared to 2,466 shares repurchased at an average cost of $100.00 per share, for a total of $0.2 million in the third quarter of 2020. In the nine months ended September 30, 2021, we repurchased approximately 1.0 million shares at an average cost of $150.12 per share, for a total of $155.0 million, compared to approximately 3.3 million shares repurchased at an average cost of $90.10 per share, for a total of $300.2 million in the nine months ended September 30, 2020. Through September 30, 2021, we have repurchased approximately 33.8 million shares at an average cost of $51.32 per share, for a total of $1.74 billion since the inception of our share repurchase programs in 1994, including approximately 11.7 million shares repurchased at an average cost of $89.92, for a total of $1.05 billion since 2017. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

Our primary sources of liquidity are funds generated from operations, cash on hand and our $1.5 billion revolving credit facility. Our total outstanding debt at September 30, 2021 and December 31, 2020 was $1.66 billion. As of September 30, 2021 and December 31, 2020, we had no outstanding borrowings on the revolving credit facility. As of September 30, 2021, we had $638.4 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 14.7%, down from 15.8% as of December 31, 2020.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then existing $1.5 billion unsecured revolving credit facility. As of September 30, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we currently pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

Revolving credit facilities with a combined credit limit of $13.4 million are in place for operations in Asia with combined outstanding balances of $4.6 million and $5.4 million as of September 30, 2021 and December 31, 2020, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $8.0 million and $8.3 million as of September 30, 2021 and December 31, 2020, respectively, and have maturities through 2027.

As of September 30, 2021, we had $911.5 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

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

We were in compliance with all financial maintenance covenants in our Credit Agreement at September 30, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2021 and December 31, 2020, we were contingently liable under standby letters of credit and letters of guarantee in the aggregate amount of $30.9 million and $27.8 million, respectively. The letters of credit/guarantee relate to insurance policies and construction projects.

Contractual Obligations and Other Commitments

We had no material changes in commitments for capital expenditures or purchase obligations as of September 30, 2021, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. However, our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter also has a significant impact on our quarterly sales and profitability. Particularly in light of the COVID-19 pandemic, we cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.94 billion at September 30, 2021, or approximately 21% of total assets and 33% of total equity. Additionally, other intangible assets, net amounted to $919.5 million at September 30, 2021, or approximately 10% of total assets and 16% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In the nine months ended September 30, 2020, we recorded impairment losses of $67.8 million on our intangible assets with indefinite lives and $30.7 million on our intangible assets subject to amortization. See Note 13—“Impairment and Restructuring Charges” of our Unaudited Consolidated Financial Statements for further information on our 2020 impairment charges.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934.

Our share repurchase activity for the third quarter of 2021 is presented below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value That May Yet Be Purchased Under the Plan(1)
July 1 - July 31, 2021	94,768	$148.38	94,768	$998,000,094
August 1 - August 31, 2021	170,728	$149.66	170,728	$972,449,048
September 1 - September 30, 2021	620,110	$147.33	620,110	$881,085,737
Total	885,606	$147.89	885,606
(1)	Share repurchases were made through a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. On July 20, 2021, our Board of Directors amended and restated our share repurchase program, increasing the repurchase authorization to $1 billion. Our share repurchase plan does not obligate us to acquire any specific number of shares. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

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

101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

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

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: November 4, 2021	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)