Form 10-K
period 2021-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2022-02-24
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2021 was approximately $9,530,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. As of February 18, 2022, 61,704,633 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of stockholders to be held on May 18, 2022 are incorporated by reference into Part III of this report. The Proxy Statement for the 2022 annual meeting will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metals pricing and our results of operations, margins, profitability, impairment charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors of which the Company is not currently aware may affect the accuracy of our forward-looking information and may cause actual results to differ from those discussed. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring and impairment charges, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic, as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 pandemic (such as vaccine mandates and anticipated Occupational Health and Safety Administration safety directives, mask mandates, social distancing or other requirements) and changes in worldwide and U.S. economic conditions that materially impact our customers, the demand and availability of our products and services, including supply disruptions, labor shortages and inflation. Further deteriorations in economic conditions, as a result of COVID-19 or otherwise, could lead to a further or prolonged decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows.

We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason, except as may be required by law. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. You should review any additional disclosures we make in our press releases and other documents we file or furnish with the United States Securities and Exchange Commission (the “SEC”), including our Forms 10-Q and 8-K.

This Annual Report on Form 10-K includes registered trademarks, trade names and service marks of the Company and its subsidiaries.

ii

PART I

Item 1.  Business

We are a leading diversified metal solutions provider and the largest metals service center company in North America (U.S. and Canada), serving our customers for more than 80 years. Through a network of approximately 315 locations in 40 U.S. states and in 13 countries outside the U.S., Reliance provides value-added metals processing services and distributes a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products, to more than 125,000 customers in a broad range of industries. Our network of metals service centers focuses on small orders with quick turnaround and increasing levels of value-added processing. We have made significant investments in our businesses in recent years, including investments in advanced, state-of-the-art value-added processing equipment to better service our customers that led to our achieving financial records in 2021 across nearly every metric, including average selling price per ton sold, gross profit margin, pretax income and earnings per share.

In 2021, our results included record net sales of $14.09 billion, record net income attributable to Reliance of $1.41 billion and record earnings per diluted share of $21.97. We generated a record annual gross profit margin of 31.9% while our tons sold and average selling price per ton sold increased 4.6% and 54.3%, respectively. We were able to achieve these results despite the challenging operating environment that included labor shortages, raw material and other supply chain constraints on us, our customers and suppliers. Our cash flow from operations of $799.4 million in 2021 declined $373.6 million, or 31.8%, from $1.17 billion in 2020, primarily due to over $950.0 million in additional working capital requirements, mainly accounts receivable and inventory, in 2021. We believe our ability to generate strong gross profit margins and cash flow during periods of both increasing and declining metals pricing and economic strength and weakness is due to the strength and resiliency of our business model.

Our gross profit margin has improved over time from our historical range of about 25%-27% to 29%-31%, in recent years, as we have increased the percentage of our orders that include value-added processing. Over the past seven years, we have made significant investments in our business through approximately $1.40 billion of capital expenditures with about 50% comprised of new metal processing equipment. In 2021, we generated a record gross profit margin of 31.9% with 50% of orders including value-added processing compared to our historical range of approximately 40% to 45%.

Reliance has a proud heritage and demonstrated commitment to ethical business practices, sustainability and community engagement.

Our primary business strategy is to provide the highest levels of quality and service to our customers in the most efficient operational manner, allowing us to maximize our financial results. Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification. We continue to expand our value-added capabilities (including toll processing) and increase the percentage of our total sales represented by the higher margin orders generated from those capabilities, which reduces the volatility in our profitability ratios during periods of unfavorable metals demand and/or pricing. We focus on improving the operating performance at acquired locations by integrating them into our operational model and providing them access to capital and other resources to promote growth and efficiencies. We believe our focused growth strategy of diversifying our products, customers and geographic locations and increasing the level of value-added services we provide our customers makes us less vulnerable to regional or industry-specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and cyclicality of our customer end markets, as well as general economic trends. We also believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy have been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America.

In 2021, Reliance acquired four companies: (1) Admiral Metals Servicenter Company, Inc. (“Admiral Metals”), a leading distributor of non-ferrous metals products in the Northeastern U.S., headquartered in Woburn, Massachusetts; (2) Merfish United, Inc. (“Merfish United”), a leading master distributor of tubular building products that are distributed to its independent wholesale distributor customers across a variety of end markets in the United States, headquartered in Ipswich, Massachusetts; (3) Nu-Tech Precision Metals Inc. (“Nu-Tech Precision Metals”), a custom manufacturer of specialty extruded metals, fabricated parts and welded components headquartered in Ontario, Canada; and (4)  Rotax Metals, Inc.

(“Rotax Metals”), a metals service center specializing in copper, bronze and brass alloys, headquartered in Brooklyn, New York.

We have one operating and reportable segment—metals service centers. Further information about our reportable segment, including geographic information, appears in Note 18—“Segment information” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from primary metals producers, which we also refer to as mills, and then process and distribute these materials to meet customer specifications using techniques such as bending, beveling, blanking, blasting, burning, chamfering, cutting-to-length, deburring, drilling, electropolishing, fabricating, flattening, forming, grinding, heat-treating, honing, laser burning and cutting, leveling, machining, milling, normalizing, notching, painting, perforating, polishing, punching, quenching, rolling, sawing, scribing, shearing, slitting, stamping, stress relieving, tempering, threading, turning and water jet cutting, among others. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

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

The processing services we provide save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high utilization to be cost effective. We believe many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to perform efficient and effective metal processing themselves for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer. Service centers comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to an October 2021 report on the metals wholesaling industry issued by IBISWorld Inc., a global intelligence publication.

We believe that metals service centers are generally less susceptible to market cycles than metals producers because service centers are generally able to pass on all or a portion of increases in metal costs to their customers. As we have a limited long-term contractual business and focus on rapid inventory turnover, we believe that we are generally less vulnerable to changing metals prices than metals producers. However, fluctuations in metals pricing have a significant impact on our revenue and profit.

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., there were approximately 9,300 metal wholesaling locations operated by approximately 6,900 companies in the United States in 2021. The significant number of metals service centers that exist in this fragmented market creates opportunities for us to expand by making acquisitions.

According to IBISWorld Inc.’s October 2021 report, the United States metals wholesale industry (which includes metals service centers) revenues were expected to grow approximately 28% from $178.56 billion in 2020 to approximately

$229.31 billion in 2021, primarily due to increases in metal prices. The four largest U.S. metals service center companies were expected by IBISWorld Inc. to represent less than 10% of the estimated $229.31 billion industry total in 2021. While we remain the largest metals service center company in the United States on a revenue basis, our 2021 U.S. revenues of $13.37 billion represented only about 5.8% of the entire U.S. market based on IBISWorld Inc.’s estimated 2021 industry revenues. According to the Metals Service Center Institute (“MSCI”) reporting of industry tons sold in the U.S., our 2021 tons sold from our U.S. locations represented approximately 14.0% of the total tons sold by the U.S. metals service center industry. We believe revenues reported for the metals wholesale industry by IBISWorld Inc. include those of companies that sell to downstream industrial sectors which are not included in the metals service centers industry reporting by the MSCI. We believe our relatively low level of market share presented in IBISWorld Inc.’s and MSCI’s respective industry totals leaves significant opportunity for further strategic growth within the industry.

History and Overview of Reliance

We have been in business over 80 years since our original organization on February 3, 1939, operating a single metals service center in Los Angeles, California fabricating steel reinforcing bar. Within ten years of our founding, our metals service center had become a full-line distributor of steel and aluminum. In the early 1950s, we automated our materials handling operations and began to provide processing services to meet our customers’ requirements. In the 1960s, we began to acquire other companies to establish additional service centers, expanding into other geographic areas.

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

We continue to execute our growth strategy and have become the largest North American (U.S. and Canada) metals service center company based on revenues, with approximately 315 locations and 2021 net sales of $14.09 billion. We continue to expand the types of metals that we sell and the processing services that we perform. We currently operate under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
Airport Metals (Australia)	1
MetalCenter	1
Olympic Metals	1
Central Plains Steel Co.	1
Reliance Metalcenter	8
Reliance Steel Company	2
Smith Pipe & Steel Company	1
Tube Service Co.	6
Admiral Metals Servicenter Company, Incorporated	8
All Metals Processing & Logistics, Inc.	2
All Metal Services
All Metal Services Ltd. (China)	1
All Metal Services France	1
All Metals Services India Private Limited	1
All Metal Services Limited (United Kingdom)	4
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation

Trade Name	No. of Locations
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Company	1
Lampros Steel	1
LSI Plate	1
Plate Sales	1
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	1
AMI Metals Europe (Belgium)	1
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	6
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services Inc.
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Delta Steel, Inc.	4
Diamond Manufacturing Company
Diamond Manufacturing	2
Ferguson Perforating Company	2
McKey Perforating Co.	1
McKey Perforated Products Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Services, Inc.	1
DuBose National Energy Fasteners & Machined Parts, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	33
Steel Bar	1
FastMetals, Inc.	1
Feralloy Corporation
Feralloy	4
Acero Prime S. de R.L. de C.V.	4
Feralloy AP Sinton Processing Center	1
Feralloy Processing Company	1
GH Metal Solutions	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	1
Infra-Metals Co.

Trade Name	No. of Locations
Infra-Metals	5
Athens Steel	1
Infra-Metals / IMS Steel / Industrial Metals Supply / Georgia Steel Company	2
KMS
KMS Fab, LLC	1
KMS South, Inc.	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	4
Custom Fab Company	1
Good Metals	1
Hagerty Steel & Aluminum Company	1
Metalweb Limited	3
Merfish United, Inc.	12
Metals USA, Inc.
Gregor Technologies	1
Lynch Metals	2
Metals USA	21
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	2
Nu-Tech Precision Metals Inc.	1
Pacific Metal Company	5
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	12
Aluminum and Stainless	2
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	15
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	6
Encore Metals	5
Team Tube	3
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	3
East Tennessee Steel Supply Company	1
Steel Store	1
Sugar Steel Corporation	3
Tubular Steel, Inc.
Tubular Steel	4
Metalcraft Enterprises	1
Valex Corp.
Valex	1
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1

Trade Name	No. of Locations
Valex Korea Co., Ltd. (96%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.
Yarde Metals	8
Rotax Metals	1

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

Historically, we have expanded through both acquisitions and internal growth. Since our initial public offering in September 1994, we have successfully purchased 71 businesses. Our capital expenditure budgets have been at historically high levels in recent years. Our 2022 capital expenditure budget is $350 million. Our capital expenditures have consisted of opening new facilities, adding to our processing capabilities, upgrading processing equipment, strategic relocations of existing operations within our existing facilities, improving the safety and energy efficiency of our operating facilities and enhancing the working environments of our employees. Our investments in processing equipment have allowed us to increase the range of value-added services that we provide to our customers, which we believe has contributed to the recent increases in our gross profit margin. We believe these significant investments differentiate us from our metal service center competitors. We expect to continue growing our business through acquisitions and internal growth initiatives, particularly those that diversify our products, customer base and geographic locations and increase our sales of high-margin specialty products and value-added processing services.

Customers and Markets

We have more than 125,000 customers in a variety of industries, including general manufacturing, non-residential construction (including infrastructure), transportation (rail, truck trailer and shipbuilding), aerospace (commercial; military, defense and space), energy (oil and natural gas), electronics and semiconductor fabrication, and heavy industry (agricultural, construction and mining equipment). We also service the auto industry, primarily through our toll processing operations where we process the metal for a fee, without taking ownership of the metal.

Although we sell directly to many large original equipment manufacturer customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 4,621,000 orders during 2021 or an average of 18,510 per day, with an average price of approximately $3,050 per order. Most of our metals service center customers are located within a 200-mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps reduce total road miles and carbon emissions, promote efficient routing and provide quick delivery. With our fleet of approximately 1,720 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage in the current environment as third-party freight costs have been at elevated levels in recent years. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery, when needed. In 2021, approximately 97% of our orders were from repeat customers. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

We have built and opened international locations in recent years to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Net sales of our international locations (based on where the shipments originated) accounted for approximately 5% of our consolidated 2021 net sales, or $721.6 million. However, our net sales to international customers (based on the shipping destination) were approximately 7% of our consolidated 2021 net sales or $951.3 million, with approximately 30% of our international sales, or $285.6 million, to Canadian customers.

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

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 1.0% of our net sales in 2021. In 2021, we generated sales greater than $25 million from only 31 customers.

The geographic breakout of our sales based on the location of our metals service center facilities in each of the three years ended December 31 was as follows:

	2021	2020	2019
Midwest	35%	31%	30%
Southeast	21%	19%	19%
West/Southwest	20%	22%	23%
Mid-Atlantic	7%	7%	7%
International	5%	7%	8%
Northeast	5%	7%	6%
Pacific Northwest	4%	4%	4%
Mountain	3%	3%	3%
Total	100%	100%	100%

See Note 18—“Segment information” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on U.S. and foreign revenues and assets.

Human Capital

At December 31, 2021, we employed approximately 13,700 persons worldwide, of which approximately 12,200 were employed in the United States. Our total workforce of approximately 14,200 persons at December 31, 2021 includes approximately 500 contract and temporary workers.

As of December 31, 2021, approximately 12% of our employees were represented by unions under collective bargaining agreements. We have entered into collective bargaining agreements with 42 union locals at 52 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 400 employees are covered by 19 different collective bargaining agreements that expire in 2022.

In 2021, we completed a materiality assessment to determine the social issues that are most critical to our business and our stakeholders. As a result of the materiality assessment, we determined that Reliance’s most significant social issues are: (i) the health and safety of our colleagues; and (2) human capital management. We seek to create an environment that values the health, safety and wellbeing of our employees, their families and the communities in which we live and do business. We strive to equip our employees with the knowledge, skills and resources to maintain or improve their personal health, develop professionally and safely operate our business. A highlight of our commitment to our employees is the inclusion of “People” as one of our six core values that represent key areas of focus for our company. For more information on the Company’s core values, see the Company’s Code of Conduct available at investor.rsac.com. Among the critical elements included in the People category are the following:

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

Rooted in our fundamental commitment to the health, safety and wellness of our employees, their families and the communities in which we live and do business, we leveraged the core values of our culture of safety to respond to the COVID-19 pandemic:

o	We implemented new, supplemental safety protocols, policies and procedures (based on health and safety regulations and standards issued by Centers for Disease Control and Prevention and other public health authorities) to promote health and safety and increase safety awareness, including temperature monitoring, physical distancing and wearing of face coverings in the workplace; enhanced cleaning, sanitation and hygiene practices at our facilities; detailed contact tracing procedures and provision of at-home COVID-19 test kits to identify and isolate potential exposures within and outside of the workplace.

o	We engaged an M.D. consultant to obtain professional medical advice about the virus and to inform our efforts to reduce risk of COVID-19 exposure to our employees, subcontractors and customers in and beyond the workplace.

o	We utilized technology solutions and embraced remote work where feasible and modified the way we conduct many aspects of our business to reduce the number of in-person interactions within and outside our facilities. We significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities, internal meetings and our annual meeting of stockholders.

o	We invested in new technologies such as touchless thermal temperature screening devices and contact tracing wristbands to increase safe behavior and mitigate the spread of the virus in our operating facilities.

o	We encouraged our employees to stay home if they did not feel well or might have been exposed to the COVID-19 virus. We adopted policies to address exclusion from the workplace due to COVID-19 illness or known or suspected exposure, and stringent return to work protocols.

o	We implemented a special COVID-19 aid policy providing paid leave for employees impacted by the virus and provide our employees paid time off to obtain COVID-19 vaccinations.

For a detailed discussion of the risks of the continuing COVID-19 pandemic on our human capital resources, see the risk factor captioned “The COVID-19 global pandemic may materially and adversely impact our business, financial condition, results of operations and cash flows” Item 1A. “Risk Factors” of this Form 10-K.

●	Diversity, Equity and Inclusion: We believe that superior Company performance requires contributions from a diverse workforce that includes a variety of employee experiences, backgrounds, and characteristics. We are committed to providing fair and unbiased opportunities and hiring, developing and supporting a diverse and inclusive workplace. Our commitment to diversity and inclusion is also reinforced by our Code of Conduct, which prohibits employment discrimination or harassment based on race, color, sex (including pregnancy, childbirth, and related medical conditions), national origin, religion, age, disability, genetic information, veteran status, sexual orientation, marital status, or any other characteristic protected by applicable law.

●	Employee Wellness: The health, wellness and wellbeing of our employees is critical to our success. We are committed to providing our employees with resources to help them achieve their personal health, wellness, and wellbeing goals. As part of our comprehensive benefits offering, we provide employees and their covered spouses/domestic partners with a robust employee assistance program (EAP), individualized assessments, access to lab or on-site health screenings and personalized wellness coaching. Our customizable program integrates web-based tools, phone and mail-based communications, local activities and is designed to support the diverse and individualized needs of our employees in order to help them improve or maintain their health status and ongoing engagement in healthy behaviors.

●	Compensation and Benefits: To help attract and retain the best employees, we strive to offer competitive compensation and best-in-class benefits. In addition to base salaries, our compensation programs can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare insurance and welfare benefits, health savings and flexible spending accounts. We believe that we provide industry-leading healthcare benefits to our employees and fund approximately 86% of the costs associated with our U.S. employees’ health insurance coverage.

●	Community Service: Reliance is committed to investing in and enriching the communities in which we live and work. Giving back to those in need and enriching people's lives is a deep-rooted philosophy ingrained in our corporate culture that extends to our employees around the world primarily through our support of non-profit organizations that provide active duty, veterans, transitioning service members and their families with advanced manufacturing training and other support services. Our dedication to each and every member of our Family of Companies is the foundation for “Reliance Cares,” our emergency assistance fund dedicated to supporting employees impacted by natural disasters. Through employee funded contributions, matched dollar-for-dollar by Reliance, we have been able to provide approximately 1,000 grants to employees (including approximately 170 grants to support employees and their families responding to COVID-19 related personal impacts) since the inception of Reliance Cares in 2017.

Suppliers

We primarily purchase our inventory from the major domestic metals producers. We do, however, also purchase limited amounts of certain products from foreign producers. We have multiple suppliers for all of our products.

Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the best prices offered by our suppliers. We believe that these relationships provide us an advantage in our ability to source product and have it available for our customers in accelerated timeframes when needed, and also allows us to more efficiently manage our inventory. In 2020, our suppliers supported our efforts to rightsize our inventory following COVID-19-related shutdowns and project delays. In 2020 and 2021 they continued to provide us an uninterrupted supply of high-quality metal products during periods when conditions decreased the availability of some products in the marketplace. We believe that we are not dependent on any one supplier for our metal inventory. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the number of suppliers.

Backlog

Because of the when-needed delivery and the short lead-time nature of our business, we do not believe information on our backlog of orders is meaningful to an understanding of our business.

Capital Expenditures

We maintained our focus on internal growth in 2021 by opening new facilities, building or expanding existing facilities, adding processing equipment, improving the safety of our operations and enhancing the working environments of our employees with capital expenditures of $236.6 million, the majority of which were growth-related. Our 2022 capital expenditure budget is a record $350 million. The majority of our capital expenditure budget consists of expanding and upgrading our operating facilities, including the installation of energy-efficient lighting and solar panels, and the purchase of additional metal processing equipment. The amount of our capital expenditure budget reflects our confidence in our long-term prospects; however, we will continue to evaluate and execute each growth project and consider the economic conditions and outlook at the time of investment. We estimate our annual maintenance capital expenditures at approximately $100 to $130 million, which allows us to significantly reduce our capital expenditures if economic conditions warrant a more conservative approach to capital allocation and provides flexibility to redirect capital to other strategic priorities.

Products and Processing Services

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. In recent years, we have made significant investments to enhance our toll processing and value-added metal processing capabilities. We maintain a wide variety of products in inventory and believe this differentiates us from all other North American service centers. Approximately 40% of our orders were delivered within 24 hours from receipt of the order. This provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment. Our product mix has become more diverse mainly as a result of our targeted growth strategy to acquire companies that distribute mainly specialty products and provide increased levels of value-added processing services. We have made significant capital expenditure investments totaling approximately $1.40 billion over the past seven years. In 2021, we performed value-added processing on approximately 50% of the orders we shipped, compared to our historical rate of approximately 40%. These significant investments have expanded our processing capabilities and enhanced the quality of our products through improvements in processing equipment technology. Our family of companies have been successful in increasing our gross profit margins utilizing these operational enhancements as they provide our managers the ability to focus on sales of higher margin value-added services. In 2021, we generated a record gross profit margin of 31.9% which is approximately 500 basis points above our historical range of 25% to 27% with 50% of orders including value-added processing compared to our historical range of approximately 40% to 45%. We believe our investments in state-of-the-art equipment and advanced technology coupled with our focus on maintaining pricing discipline related to our processing services were significant contributors to the substantial increases in gross profit margin over the past several years. We also believe expansion of our value-added capabilities (including toll processing) and increasing the percentage of our total sales represented by the higher-margin orders generated from those capabilities reduces the volatility in our profitability ratios during periods of unfavorable metals demand and/or pricing.

Our gross sales dollars by product type as a percentage of total sales in each of the three years ended December 31 were as follows:

	2021	2020	2019
	12%	10%	11%	carbon steel plate
	12%	11%	11%	carbon steel tubing
	10%	7%	7%	hot-rolled steel sheet and coil
	9%	10%	10%	carbon steel structurals
	6%	4%	4%	galvanized steel sheet and coil
	5%	6%	6%	carbon steel bar
	4%	3%	3%	cold-rolled steel sheet and coil
Carbon steel	58%	51%	52%

	8%	6%	5%	stainless steel sheet and coil
	6%	8%	7%	stainless steel bar and tube
	2%	2%	2%	stainless steel plate
Stainless steel	16%	16%	14%

	4%	5%	5%	aluminum bar and tube
	4%	5%	5%	common alloy aluminum sheet and coil
	4%	7%	7%	heat-treated aluminum plate
	1%	1%	1%	common alloy aluminum plate
	1%	1%	1%	heat-treated aluminum sheet and coil
Aluminum	14%	19%	19%

	3%	4%	4%	alloy bar and rod
	1%	1%	1%	alloy tube
	—%	—%	1%	alloy plate, sheet and coil
Alloy	4%	5%	6%

	5%	5%	5%	miscellaneous, including brass, copper, titanium, manufactured parts, pvc pipe and scrap
	3%	4%	4%	toll processing—aluminum, carbon steel and stainless steel(1)
Other	8%	9%	9%

Total	100%	100%	100%
(1)	Includes revenues for logistics services provided by our toll processing companies.

We are not dependent on any particular customer group or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification.

For sheet and coil products, we purchase coiled metal from primary producers in the form of a continuous sheet, typically 36 to 60 inches wide, between 0.015 and 0.25 inches thick, and rolled into 3-to-20-ton coils. The size and weight of these coils require specialized equipment to move and process the material into smaller sizes and various products. Many of the other products that we carry also require specialized equipment for material handling and processing. We believe few of our customers have the capability to process the metal into the desired sizes or the capital available to acquire the necessary equipment.

We believe that few metals service centers offer the broad range of processing services and metals that we provide. In addition to a focus on growing our revenues from specialty products, we have also increased the amount of value-added processing services we provide through recent acquisitions and significant investments in new equipment over the past few years.

After receiving an order, we enter it into one of our order entry systems, select appropriate inventory and schedule processing to meet the specified delivery date. In 2021, we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us. We attempt to maximize the yield from the various metals that we process by combining customer orders to use each product that we purchase to the fullest extent practicable.

In 2021, we performed processing services for approximately 50% of our sales orders. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. Throughout our service centers we perform most processes available in the marketplace, without encroaching upon the services performed by our customers. Consistent with our growth strategy, we continue to increase our offering of higher-margin value-added services, including certain fabrication processes in select geographic areas at the request of our customers.

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

Sales and Marketing

As of December 31, 2021, we had approximately 1,850 sales personnel. We believe that our sales force has extensive product, service, market and customer knowledge. Sales personnel are organized by division or subsidiary and are divided into two groups. Outside sales personnel travel throughout a specified geographic territory and maintain relationships with our existing customers and develop new customers. Inside sales personnel remain at the facilities to price and write orders. Outside sales personnel generally receive incentive compensation based on the gross profit from their particular geographic territories. Inside sales personnel generally receive incentive compensation based on the gross profit and/or pretax income of their particular location.

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

Quality Control

Procuring high-quality metal from suppliers on a consistent basis is critical to our business. We maintain strict quality control measures to assure that the quality of purchased raw materials will enable us to meet our customers’ specifications and to reduce the costs of production interruptions. In certain instances, we perform physical and chemical analyses on selected raw materials, typically through a third-party testing lab, to verify that mechanical and dimensional properties, cleanliness and surface characteristics meet our requirements and our customers’ specifications. We also conduct certain analyses of surface characteristics on selected processed metal before delivery to the customer. We believe that maintaining high standards for accepting metals ultimately results in reduced return rates from our customers.

We maintain various quality certifications throughout our operations. Approximately 50% of our operating locations have earned International Organization for Standardization (ISO 9001:2015) certifications. Many of our locations maintain additional certifications specific to the industries they serve, such as aerospace, auto, nuclear, and others, including certain international certifications.

Government Regulation

Our operations are subject to many foreign, federal, state and local requirements to protect the environment, including hazardous waste disposal and underground storage tank regulations. The only hazardous substances that we generally use in our operations are lubricants, cleaning solvents and diesel for fueling our trucks. We pay state-certified private companies to haul and dispose of the limited amounts of hazardous waste our operations produce. Beyond our compliance requirements with environmental regulations, compliance with other government regulations has not had, and based on laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

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

Environmental

We are committed to mitigating the impact that our products and operations may have on the environment. We are not a metals producer or mill – we operate metals service centers. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

In addition, the overwhelming majority of our operations involve the distribution and processing of inherently sustainable steel and aluminum products that are (i) are some of the most commonly-recycled materials in the United States and (ii) can be 100% recycled without loss of quality. We believe steel, one of our most significant products, is the most recycled material on the planet—more than plastic, paper, and glass combined each year. In 2021, we reintroduced over 193,000 tons of recycled scrap material into the manufacturing life cycle.

We continue to evaluate and implement energy conservation and other initiatives to reduce the environmental impact of our business. However, enactment of more stringent environmental regulations could have an adverse impact on our financial results. In addition, the manufacture and production of the materials we source from mills can be a carbon-intensive activity, and adoption of more stringent carbon regulations or policies may increase the prices of these materials.

As a processor and distributor of metals, and not a producer, we acknowledge and embrace our role in protecting the environment and are currently assessing our impacts. Our strong desire is to identify and prioritize areas of improvement. In order to align our environmental initiatives with our broader strategy, we completed a materiality assessment in 2021 to determine the environmental matters that are most critical to our business and our stakeholders.

As a result of the materiality assessment, we determined that the most material environmental issues are: (i) emissions from company-owned trucks that deliver our products; and (2) our overall energy usage. We expect to update this materiality assessment on a periodic basis to ensure it reflects changes in our business and the external environment. We continue to analyze the detail of our direct emissions (Scope 1 and 2) across the majority of our facilities. We look forward to communicating our progress over time as we continue to maintain focus on ESG matters. Please refer to the ESG section of our website at https://www.rsac.com/environmental-social-and-governance/ for further information on environmental, social and governance matters and initiatives.

Some of our owned and leased properties are located in industrial areas with histories of heavy industrial use. We may incur some environmental liabilities because of the location of these properties. In addition, we are currently involved with a certain environmental remediation project related to activities at former manufacturing operations of Earle M. Jorgensen Company (“EMJ”), our wholly owned subsidiary, that were sold many years prior to our 2006 acquisition of EMJ. Although the potential cleanup costs could be significant, EMJ maintained insurance policies during the time they owned the manufacturing operations that have covered substantially all of our expenditures related to this matter to date, and are expected to continue to cover the majority of the related costs. We do not expect that these obligations will have a material adverse impact on our financial position, results of operations or cash flows.

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter also has an impact on our quarterly sales and profitability. Particularly in light of COVID-19, we cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers, including our Company, that file reports electronically with the SEC. The public can obtain any reports that we file with the SEC at http://www.sec.gov.

Our Investor Relations website is located at http://investor.rsac.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available, free of charge, through our website as soon as reasonably practical after we electronically file or furnish the reports to the SEC. Information about Reliance’s ESG-related programs and initiatives is available under the “ESG” section of the Company’s website. Additional corporate governance information, including our restated certificate of incorporation, amended and restated bylaws, principles of corporate governance, Board committee charters, code of conduct and anti-bribery and anti-corruption policy, is available under Corporate Governance in the “Investors” section of the Company’s website. We encourage investors to visit our website.

The website addresses presented above and elsewhere in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

Our operations were adversely affected in 2021 by the impacts of the COVID-19 pandemic and related macroeconomic effects, including labor shortages, raw material constraints and other supply chain disruptions. Our customers and suppliers were similarly impacted by the effects of the pandemic. While our financial performance improved in each quarter of 2021, resurgences of the virus or its variants, including the Omicron variant, evolving government restrictions and requirements, including vaccination mandates, and the broader impacts of the continuing pandemic, could significantly impact our workforce and performance as well as those of our customers and suppliers, and our estimates and judgments may be subject to greater volatility than in the past.

While most of our facilities operated as essential businesses under the United States Department of Homeland Security Cybersecurity and Infrastructure Security Agency guidance when other businesses were closed during the initial outbreak of the pandemic, facility closures, work slowdowns or temporary stoppages could occur at all or some of our facilities due to new government regulations or decreased demand for our products and services. Any prolonged slowdown or stoppage at our facilities may adversely affect our business, financial condition and results of operations and such impact may be material. We may face unpredictable increases in demand for certain of our products when restrictions on business and travel end. If demand for our products exceeds our capacity, it could adversely affect our customer relationships. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be impacted by individuals contracting or being exposed to COVID-19, and any such impact may be material. If a significant number of our employees were to contract the virus or be quarantined, we may not be able to complete key or critical tasks, not limited to, but including key financial, reporting, and operational controls. There is considerable uncertainty regarding such measures and potential future measures which may result in labor disruptions, employee attrition, and could negatively impact our ability to attract and retain qualified employees, all of which could have a material adverse effect on our results of operations, cash flows, and financial condition.

Limitations on travel and doing business in-person has increased the Company’s exposure to cybersecurity risks and could negatively impact the Company’s innovation and sales efforts, challenge the ability to deliver against the Company’s strategic priorities and to otherwise transact business in a timely manner, or create operational or other challenges, any of which could harm our business.

We continue to work with our stakeholders (including customers, employees, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences, including through adjusting our capital allocation priorities to focus on cash preservation, if warranted. We cannot assure you that we will be successful in any such mitigation efforts. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease that causes similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material. Further deteriorations in economic and public health conditions, as a result of the COVID-19 pandemic or otherwise, could lead to disruptions in our supply chain and metals commodities pricing. A prolonged decline in demand for our products, facility closures, or recognition of additional impairment charges could materially and adversely impact our business or operating results. We have a substantial amount of indebtedness outstanding, and if we experience continued significant declines in sales as a result of the pandemic, our business may not be able to generate cash flow from operations or access additional borrowings on our revolving credit facility in amounts sufficient to enable us to pay our debts and fund our other liquidity needs. The initial spread of COVID-19 also led to disruption and volatility in the global capital markets and credit markets, which depending on future developments could impact our capital resources and liquidity in the future. In addition, we may be susceptible to increased litigation related to, among other things, the financial impacts of COVID-19 on our business, our ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the pandemic, or litigation related to individuals contracting COVID-19 as a result of alleged exposures on our premises.

The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.

We purchase large quantities of aluminum, carbon, stainless and alloy steel and other metals, which we sell to a variety of customers. Our profitability is largely dependent upon the prices of the steel, aluminum, and other metals we sell our customers. The price of metals we purchase and the price we charge our customers for the products we sell change based on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, raw material costs, customer demand levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. Prolonged disruption in the supply and/or distribution of metals due to weather, climate change, natural disasters, COVID-19, labor disputes or interruption of service by carriers could increase costs, limit the availability of materials critical to our operations and have a significant impact on results. We attempt to pass cost increases on to our customers with higher selling prices, but we are not always able to do so, particularly when the cost increases are not demand driven. When metal prices decrease, we often cannot replace our higher cost inventory with the lower cost metal at a rate that would allow us to maintain a consistent gross profit margin, which would reduce our profitability during that interim period.

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability and related pricing, metals consumption, tariffs, import levels into the U.S., governmental regulations, and the strength of the U.S. dollar relative to other currencies. Future changes in global general economic conditions or in production, consumption or export of metals could cause fluctuations in metal prices globally, which could adversely affect our profitability and cash flows. We generally do not enter into long-term agreements with our suppliers or hedging arrangements that could lessen the impact of metal price fluctuations.

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

We expect that these tariffs, while in effect, will discourage metal imports from non-exempt countries. These tariffs have had a favorable impact on the prices of the products we sell and our results of operations. Moreover, in light of the U.S. government leadership changes resulting from the November 2020 federal congressional and presidential elections, further changes in U.S. international trade policy may be forthcoming. For example, the U.S. government and the European Union recently agreed to a tariff rate quota system that will allow more European Union imports to enter the U.S. market free of Section 232 tariffs. The U.S. government may also negotiate reductions or eliminations of Section 232 duties with other trading partners. If these or other tariffs or duties expire or if others are relaxed or repealed, or if relatively higher U.S. metal prices make it attractive for foreign metal producers to export their products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign metal could create downward pressure on U.S. metal prices which could have a material adverse effect on our earnings and future results of operations.

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

The metals service center industry is cyclical and impacted by both market demand and metals supply. Periods of economic slowdown (such as global or regional recessions) decrease the demand for our products and adversely affect our pricing. If either demand or pricing were to decline from the current levels, this could reduce our profitability and cash flows.

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

We compete with a large number of other general-line distributors and processors, and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have more established brand names in the local markets that we serve. To compete for customer sales, we may lower prices or offer increased services at a higher cost, which could reduce our profitability and cash flows. Rapidly declining prices and/or demand levels may escalate competitive pressures, with service centers selling at substantially reduced prices, and sometimes at a loss, in an effort to reduce their high-cost inventory and generate cash. Any increased and/or sustained competitive pressure could cause our share of industry sales to decline along with our profitability and cash flows.

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

There has been significant consolidation at the metal producer level both globally and within the U.S. This consolidation has reduced the number of suppliers available to us, which may limit our ability to obtain the necessary metals to service our customers. The number of available suppliers may be further reduced if the general economy enters into another recession. Lower metal prices and lower demand levels may cause certain mills to reduce their production capacity; and, in that case, the mill may operate at a loss, which could cause one or more mills to discontinue operations if the losses continue over an extended period of time or if the mill cannot obtain the necessary financing to fund its operating costs.

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

Concern about climate change might result in new legal and regulatory requirements to reduce or mitigate the effects of climate change. While we believe our operations do not emit significant amounts of carbon dioxide or other greenhouse gases, legal or regulatory changes related to climate change may result in higher prices for metal, higher prices for utilities required to run our facilities, higher fuel costs for us and our suppliers, increased compliance costs and other adverse impacts. To the extent that new legislation or regulations increase our costs, we may not be able to fully pass these costs on to our customers without a resulting decline in sales and adverse impact to our profits.

Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

There is also increased focus by governmental and non-governmental entities on sustainability matters. Any perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.

There also has been increased stakeholder focus, including by U.S. and foreign governmental authorities, investors, customers, media and nongovernmental organizations, on environmental sustainability matters, such as climate change, the reduction of greenhouse gases and water consumption. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in taxes, restrictions on or increases in the costs of supplies, transportation and utilities, any of which could increase our operating costs, and necessitate future investments in facilities and equipment. Further, our customers we serve may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and the sourcing of our products may be adversely affected. These risks also include the increased pressure to make commitments, set targets, or establish additional goals to take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks. Conversely, if we are not effective in addressing social and environmental sustainability matters, consumer trust and investor confidence in our Company may suffer.

We face increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements.

As a result of increasingly stringent regulatory requirements, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight and alternative materials, such as composites, plastics, glass and carbon fiber. In addition, higher sustained market prices of metal products could cause new alternative material producers to enter the market. New or increased use of such materials could reduce the demand for metal products, which may reduce our profitability and cash flow.

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

Inherent in the operation of our business is the credit risk associated with our customers. The creditworthiness of each customer and the rate of delinquencies and net losses on customer obligations are directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer’s management team, commodity prices and political events. Any increase in delinquencies and credit losses on customer obligations could have a material adverse effect on our earnings and cash flows. In addition, although we evaluate and adjust allowances for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.

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

We have invested a significant amount of capital in new locations and new processing capabilities. We may not be able to identify sufficient opportunities for internal growth to be able to sustain growth at similar levels. In addition, we may not realize the expected returns from these investments.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of each transaction.

Since our initial public offering in September 1994, we have successfully purchased 71 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

●	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

●	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

●	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

●	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

●	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margin to decline;

●	we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

●	our relationship with current and new employees, customers and suppliers could be impaired;

●	our due diligence process may fail to identify risks that could negatively impact our financial condition;

●	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

●	we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

●	the acquisition may result in litigation from terminated employees or third parties;

●	our management’s attention may be diverted by transition or integration issues;

●	investments in excess of our expectations may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

●	we may pay more than the acquired company is worth;

●	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws;

●	we may assume substantial additional environmental exposures, commitments, contingencies and remediation and reclamation projects; and

●	we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common stock.

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

Seven percent of our 2021 sales were to international customers, subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, labor unrest and current and changing regulatory environments. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

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

Our international presence has grown, so the risk of incurring liabilities or fines resulting from non-compliance with various U.S. or international laws and regulations has increased. For example, we are subject to the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the United Kingdom’s Bribery Act 2010, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. In addition, we could be held liable for actions taken by employees or third parties on behalf of a company that we acquire. If we fail to comply with the requirements under these laws and other laws, we are subject to due to our international operations, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial results.

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

In addition, our systems and data are susceptible to security breaches, viruses, malware, and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events has had a material impact on our operations or financial results. However, future threats could, among other things, cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and loss of business; and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.

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

Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, in Europe, the General Data Protection Regulation applies to all of our ongoing operations in the EU as well as some of our operations outside of the EU that involve the processing of EU personal data. This regulation imposes significant potential financial penalties for noncompliance, including fines of up to 4% of worldwide revenue. Similar regulations are coming into effect in Brazil and China. Other foreign, state and local jurisdictions have adopted and are considering adopting, laws and regulations imposing obligations regarding personal data. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data.

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

We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions for our products, viability of end markets (such as the energy (oil and natural gas) market in which we recognized $137.5 million of impairment and restructuring charges in the first quarter of 2020 due to our reduced long-term outlook for our energy-related businesses – see discussion of our 2020 impairment charges in Note 19—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data”), loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. If prices for the products our customers sell fall substantially or remain low for a sustained period, we may be (i) unable to realize a profit from businesses that service such customers, (ii) required to record additional impairments, or (iii) required to suspend or reorganize operations that service such customers. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 13,700 employees worldwide as of December 31, 2021. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 12% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 400 employees are covered by 19 different collective bargaining agreements that expire in 2022. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2021, we had aggregate outstanding indebtedness of approximately $1.66 billion. This indebtedness could adversely affect us in the following ways:

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

Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur and may limit our ability to engage in other activities that we may believe are in our long-term best interests. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. See discussion regarding our financial covenants in the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not be able to generate sufficient cash flow to meet our existing debt service obligations.

Our ability to generate sufficient cash flow from operations, draw on our revolving credit facility or access the capital markets to make scheduled payments on our debt obligations, including our $500 million of senior notes that mature in 2023, will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations to repay amounts due on our debt securities when they mature in 2023, 2025, 2030 and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transactions at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers or we may not be able to continue our operations as planned.

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

Because all of our available borrowing capacity on our revolving credit facility bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, if we increase our leverage in the future, we are vulnerable to increases in interest rates.

The available borrowing on our revolving credit facility bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, primarily based on the London Interbank Offered Rate for deposits of U.S. dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. As of December 31, 2021, we had $1.49 billion available for borrowing on our revolving credit facility with interest on borrowings at variable rates based on LIBOR. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates if we borrow on our revolving credit facility.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2021, we operated a network of approximately 315 locations in 40 states and in 13 other countries. In the opinion of management, all of our facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 99 of our metals service center facilities as of December 31, 2021. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, totaling 6.9 million square feet. Total square footage on all company-owned properties is approximately 29.5 million and represents approximately 81% of the total square footage of our operating facilities. Our leases of facilities and other spaces expire at various times through 2045 and certain ground leases expire at various times through 2068. The aggregate monthly rent amount for these properties is approximately $3.0 million.

Item 3.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 16—“Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” is incorporated by reference herein.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 171 stockholders of record as of February 18, 2022. Our common stock has traded for the past 28 years on the NYSE under the symbol “RS” and was first traded September 16, 1994. Our stockholders of record exclude those stockholders whose shares are held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 62 consecutive years and have never reduced or suspended our regular quarterly dividend. In February 2022, our Board of Directors increased the regular quarterly dividend amount 27.3% to $0.8750 per share from $0.6875 per share. This recent increase is the 29th increase in our regular quarterly dividend rate since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the

Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that amended and restated our prior share repurchase program authorized on October 23, 2018. Our share repurchase plan does not obligate us to acquire any specific amount or number of shares. We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 or Rule 10b-18 under the Exchange Act.

During 2021, we repurchased approximately 2.1 million shares of our common stock at an average cost of $153.55 per share, for a total of $323.5 million. As of December 31, 2021, we had remaining authorization under the plan to repurchase $712.6 million of our common shares.

Our share repurchase activity during the three months ended December 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value That May Yet Be Purchased Under the Plan(1)
October 1 – October 31, 2021	39,208	$139.74	39,208	$875,606,809
November 1 – November 30, 2021	595,576	$158.69	595,576	$781,096,692
December 1 – December 31, 2021	439,307	$155.88	439,307	$712,616,106
Total	1,074,091	$156.85	1,074,091

Additional information regarding securities authorized for issuance under all stock-based compensation plans will be included under the caption “EXECUTIVE COMPENSATION TABLES—Equity Compensation Plan Information” in our definitive Proxy Statement for the 2022 annual meeting of stockholders to be held on May 18, 2022.

Stock Performance Graph

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission (SEC) or subject to the liabilities of Section 18 of the Exchange Act and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five-year period from December 31, 2016 through December 31, 2021. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2021, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

	2016	2017	2018	2019	2020	2021
Reliance Steel & Aluminum Co.	$100.00	$110.47	$93.75	$161.48	$165.52	$228.12
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Industry Peer Group	100.00	100.90	76.68	97.96	116.64	154.40

Item 6.  [Reserved]

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

Overview

We generated record financial performance in 2021 across nearly every key metric. Outstanding execution again resulted in record profitability in the face of significant operational challenges that included supply chain challenges, including raw material shortages and labor constraints on us, our customers and suppliers. We believe that our resilient business model enables us to increase our average selling price and gross profit margin during operating environments that include rising prices and low levels of metal inventories and availability.

Certain key results for 2021 included the following:

●	Record net sales of $14.09 billion in 2021, up $5.28 billion, or 59.9%, from $8.81 billion in 2020 with a record average selling price per ton sold of $2,594 in 2021.

●	Record gross profit of $4.49 billion in 2021 eclipsed our previous, pre-pandemic record gross profit of $3.33 billion in 2019.

●	Record gross profit margin of 31.9% in 2021 eclipsed our previous record of 31.5% set in 2020, despite a significant last-in, first-out (“LIFO”) charge in 2021.

●	Record pretax income and margin of $1.88 billion and 13.4% in 2021, which increased by 293.8% and 800 basis points, respectively. Excluding $177.2 million of impairment, restructuring and postretirement benefit plan settlement charges in 2020, our 2021 pretax income and margin improved 187.3% and 600 basis points, respectively, compared to 2020.

●	Record earnings per diluted share of $21.97 were more than triple that of 2020. As adjusted for the 2020 nonrecurring charges noted above, our 2021 earnings per diluted share increased 185.7% from 2020.

●	$177.0 million of dividends and $323.5 million of share repurchases compared to $164.1 million of dividends and $337.3 million of share repurchases in 2020.

●	We improved our inventory turnover rate (based on tons) to 4.8 times from 4.7 times in 2020 despite significant supply chain disruptions.

Our record net sales in 2021 were the result of a record average selling price per ton sold of $2,594, up 54.3% from 2020, which surpassed our previous average selling price per ton sold record set in 2008 by 24.9%, and a 4.6% increase in tons sold. However, our tons sold were below pre-pandemic levels of 2019 and record levels during 2018. We believe our tons sold in 2021 in most end markets we served was limited by factors that constrained economic activity such as metal supply constraints, labor shortages and other supply chain disruptions.

Our record profitability in 2021 was driven by record metals prices, fundamentally strong underlying demand in most end markets, a record gross profit margin, despite a significant LIFO charge of $704.8 million, and effective expense control. Our gross profit margins in each quarter of 2021 exceeded an approximate range of 29% to 31%. Our same-store SG&A expense increased 22.1% in 2021 compared to 2020 primarily due to increased incentive compensation as a result of our record gross profit and earnings; higher variable expenses associated with increased shipment levels. Same-store SG&A expense also increased to a lesser extent due to increases in headcount and inflationary increases in certain warehouse and delivery expenses including, fuel, trucking services and packaging costs.

Our SG&A expense is largely comprised of people-related compensation costs (approximately 60-65% historically) with changes from period to period being comprised of both changes in our incentive compensation and costs associated with changes in our headcount levels. In 2021, a larger portion of the increase in compensation expense was attributable to the significant increase in our earnings more so than changes in our headcount with our 2021 same-store headcount 4.4% higher than 2020, consistent with the increase in our tons sold, but 10.2% below our pre-pandemic levels in 2019 with our same-store tons sold down only 7.2%.

Our success in generating strong gross profit margins during periods of economic strength and weakness, and during increasing and declining metal pricing cycles is supported by our continued significant capital expenditure investments. We have made significant capital expenditure investments totaling approximately $1.40 billion over the past seven years, with approximately 50% spent on processing equipment. These significant investments have expanded our processing capabilities and enhanced the quality of our products through improvements in processing equipment technology. Our family of companies have been successful in increasing our gross profit margins utilizing these operational enhancements as they provide our managers the ability to focus on sales of higher margin value-added services, which is reflected in the increase in the percentage of orders that include these services. Our gross profit margin of 31.9% in 2021 was a record and approximately 500 basis points above our historical range of approximately 25% to 27% with 50% of our sales orders including value-added processing compared to our historical range of approximately 40% to 45%.

Our business model enables us to increase our average selling price and gross profit margin during operating environments that include rising prices and low levels of metal inventories and availability. Consequently, we were able to generate a record gross profit margin and record pretax income margin in 2021 during which period we observed ongoing strength in metals pricing with historically high levels for carbon steel products (58% of our gross sales dollars in 2021) and stainless steel products (16% of our gross sales dollars in 2021) due to solid demand, increased input costs and limited metal supply.

During 2020, we recorded significant impairment and restructuring charges of $157.8 million, mainly due to our reduced long-term outlook for our businesses serving the energy (oil and natural gas) market and to a lesser extent charges related to the closure of certain locations where our outlook had turned negative based on the impacts from COVID-19, and postretirement benefit plan settlement charges of $19.4 million related to the termination of a frozen defined benefit plan. We recorded $4.8 million of impairment and restructuring charges in 2021. See Note 19—“Impairment and Restructuring Charges” and Note 13—“Employee Benefits” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” for further information on our impairment and restructuring, and postretirement benefit plan settlement charges.

We generated cash flow from operations in 2021 of $799.4 million compared to $1.17 billion in 2020, despite significant investments in working capital resulting from significantly higher metals prices and to a lesser extent the increase in our tons sold.

The strong cash flow generation inherent in our business model enabled us to execute on our capital allocation priorities during 2021. During 2021, we acquired four companies for $439.3 million that aligned with our business model and strategy of investing in profitable, high quality businesses that expand our product, end market and geographic diversity. We also invested into our future growth with $236.6 million of capital expenditures in 2021 compared to $172.0 million in 2020. During 2021, our stockholder return activity totaled $500.5 million, generally consistent with 2020 in amount, and was comprised of $177.0 million of dividends and $323.5 million of share repurchases. In addition, we increased our regular quarterly dividend rate by 27.3% from $0.6875 to $0.8750 per share for the first quarter of 2022.

We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation and $1.5 billion revolving credit facility with no borrowings outstanding will support our continued prudent use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

We initially experienced adverse impacts to our operations from COVID-19 during 2020, and in 2021 continued to face a challenging operating environment presented by the pandemic and its related impacts, including supply chain disruptions and labor shortages for us and our customers. While our results of operations and customer demand in most of our end markets have returned to or exceeded pre-pandemic levels, we will continue to evaluate the nature and extent of future impacts of COVID-19 on our business. Given the dynamic nature of COVID-19 and the related circumstances, including any potential resurgences of the virus or its variants or the failure to contain the spread of the pandemic by governments, we cannot reasonably estimate the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance.

We believe our industry-leading results are due to our unique business model and strong operational execution of our strategies. We believe our business model characteristics, including broad end market exposure, a wide geographical footprint, diverse product offerings with significant value-added processing capabilities, and focus on small order sizes and when-needed delivery, differentiate us from our metals service center industry peers. We believe these unique business model characteristics and strong operational execution of our strategies that include pricing discipline, concentrating on higher margin business and cross selling inventory within our operating locations enabled us to persevere during the pandemic in 2020 and were the cornerstone of our record financial results in 2021.

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

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. As discussed above, our record profitability in 2021 was driven by record metals prices. Our revenues generally increase in conjunction with pricing increases as customer demand is not usually impacted by typical mill pricing increases. Our pricing usually increases when the cost of our materials increases. We are typically able to pass higher prices on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. Because changes in metals pricing do not require us to adjust our expense structure other than for profit-based compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes. For more information, see Item 1A. “Risk Factors” under the caption “The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.”

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

Acquisitions

2021 Acquisitions

On October 1, 2021, we acquired Merfish United, Inc. (“Merfish United”), a leading master distributor of tubular building products that are distributed to its independent wholesale distributor customers across a variety of end markets in the United States. Merfish United, headquartered in Ipswich, Massachusetts, serves 47 U.S. states through its twelve strategically located distribution centers.

On December 10, 2021, we acquired Admiral Metals Servicenter Company, Inc. (“Admiral Metals”), a leading distributor of non-ferrous metals products in the Northeastern U.S. Admiral Metals, headquartered in Woburn, Massachusetts, serves a variety of end markets, including semiconductor, automotive, medical, infrastructure, aerospace and industrial markets through its eight strategically located service centers.

On December 10, 2021, we acquired Nu-Tech Precision Metals Inc. (“Nu-Tech Precision Metals”), a custom manufacturer of specialty extruded metals, fabricated parts and welded components. Nu-Tech Precision Metals, services the nuclear energy, aerospace and defense end markets from its location near Ottawa, Ontario, Canada.

On December 17, 2021, we acquired Rotax Metals, Inc. (“Rotax Metals”), a metals service center specializing in copper, bronze and brass alloys. Located in Brooklyn, New York, Rotax Metals will operate as a subsidiary of Yarde Metals, Inc., a wholly owned subsidiary of Reliance.

Included in our net sales for the three months ended December 31, 2021 were $171.0 million of net sales from our 2021 acquisitions. Full year 2021 pro forma sales of these acquisitions were approximately $900 million.

We funded our 2021 acquisitions with cash on hand.

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel performs cutting services on its diverse product assortment and provides “in-stock” next day delivery of its products. Fry Steel’s net sales in 2021 were $92.1 million.

Internal Growth Activities

We continued to maintain our focus on internal growth by opening new facilities, building or expanding existing facilities, adding and upgrading processing equipment, improving the safety and energy efficiency of our operations, and enhancing the working environments of our employees. Our capital expenditure budgets have been at historically high levels in recent years. Our 2022 capital expenditure budget is $350 million, the highest in our history.

We have made significant capital expenditure investments totaling approximately $1.40 billion over the past seven years. In 2021, we performed value-added processing on 50% of the orders we shipped, up from 49% in 2020 and significantly higher than our historical range of approximately 40% to 45%. These significant investments have expanded our value-added processing capabilities that our managers in the field have successfully leveraged to increase the percentage of our orders with value-added processing, which has significantly contributed to increased gross profit margins in recent years and a record gross profit margin of 31.9% in 2021 that is approximately 500 basis points above our historical range of approximately 25% to 27%.

We believe that our ability to make significant investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them, which we believe many metal service center competitors do not have the ability to provide.

Results of Operations

The following table sets forth certain income statement data for each of the last three years ended December 31, 2021 (dollars are shown in millions and certain percentages may not calculate due to rounding):

	Year Ended December 31,
	2021		2020		2019
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$14,093.3	100.0%	$8,811.9	100.0%	$10,973.8	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	9,603.0	68.1	6,036.8	68.5	7,644.4	69.7
Gross profit(2)	4,490.3	31.9	2,775.1	31.5	3,329.4	30.3
Warehouse, delivery, selling, general and administrative expense (“SG&A”)(3)	2,306.5	16.4	1,874.0	21.3	2,095.4	19.1
Depreciation expense	191.5	1.4	187.7	2.1	176.2	1.6
Amortization expense	38.7	0.3	39.6	0.4	43.1	0.4
Impairment of long-lived assets	4.7	0.0	108.0	1.2	1.2	—
Operating income	$1,948.9	13.8%	$565.8	6.4%	$1,013.5	9.2%
(1)	Cost of sales included $13.7 million of inventory step-up amortization in 2021 and $38.2 million of inventory provisions relating to the planned closure of certain energy-related operations in 2020.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

(3)	SG&A includes $5.7 million and $0.9 million of gains related to the sale of non-core property, plant and equipment in 2021 and 2019, respectively.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2021	2020	Change	Change

	(in millions)
Net sales	$14,093.3	$8,811.9	$5,281.4	59.9%
Net sales, same-store	$13,922.2	$8,811.9	$5,110.3	58.0%

	Year Ended December 31,			Percentage
	2021	2020	Change	Change

	(tons in thousands)
Tons sold	5,472.9	5,230.5	242.4	4.6%
Tons sold, same-store	5,438.1	5,230.5	207.6	4.0%

	Year Ended December 31,		Price	Percentage
	2021	2020	Change	Change
Average selling price per ton sold	$2,594	$1,681	$913	54.3%
Average selling price per ton sold, same-store	$2,578	$1,681	$897	53.4%

Our tons sold and average selling price per ton sold exclude the volumes processed by our toll processing operations. Our average selling price per ton sold includes insignificant intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2021 acquisitions.

Our net sales and average selling price per ton sold in 2021 were the highest in our history, surpassing our previous records set in 2018 and 2008, respectively. Underlying demand was fundamentally strong in most of the end markets we served in 2021. However, we believe our tons sold were limited by factors that constrained economic activity such as metal supply constraints, labor shortages and other supply chain disruptions.

Since we primarily purchase and sell our inventories in the spot market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. Our same-store average selling price per ton sold in 2021 was significantly higher than 2020, mainly due to several and significant mill price increases for carbon and stainless steel products in 2021.

The mix of products sold can also have an impact on our overall average selling price per ton sold. During 2021, as a result of significant increases in prices for the carbon and stainless steel products we sell, our mix of carbon products sales increased to 58% from 51% in 2020 and sales of aluminum products decreased to 14% from 19% in 2020.

Our major commodity selling prices changed year-over-year from 2020 to 2021 as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold

	(percentage change)
Carbon steel	76.0%	75.6%
Stainless steel	43.3%	43.3%
Aluminum	15.7%	15.7%
Alloy	16.9%	16.9%

Cost of Sales

	Year Ended December 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$9,603.0	68.1%	$6,036.8	68.5%	$3,566.2	59.1%

The increase in cost of sales in 2021 compared to 2020 was mainly due to higher average costs per ton sold and higher tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in 2021 included $13.7 million of amortization of inventory step-up related to our 2021 acquisitions. Cost of sales in 2020 included $38.2 million of net inventory provisions relating to the planned closure of certain energy-related operations. See Note 19—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data" for further information on our 2020 restructuring charges.

In addition, adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in expense of $704.8 million and income of $22.0 million in 2021 and 2020, respectively. Higher metal costs in our inventory as of December 31, 2021 as compared to December 31, 2020 resulted in significant LIFO expense in 2021.

As of December 31, 2021, the LIFO method inventory valuation reserve on our balance sheet was $820.4 million.

Gross Profit

	Year Ended December 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit	$4,490.3	31.9%	$2,775.1	31.5%	$1,715.2	61.8%

We generated record gross profits in 2021 as a result of a record average selling price per ton sold, a record gross profit margin, and increases in tons sold compared to 2020. Throughout 2021, we experienced ongoing strength in metals pricing, led by several mill price increases for carbon steel products (58% of our gross sales dollars in 2021), and stainless steel products (16% of our gross sales dollars in 2021), along with fundamentally strong underlying demand.

The $13.7 million of amortization of inventory step-up related to our 2021 acquisitions reduced our gross profit margin 10 basis points. The $38.2 million of net inventory provisions in 2020 reduced our gross profit margin 40 basis points. See Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Our gross profit margin in 2021 was a record, despite significant LIFO expense that reduced our gross profit margin by 500 basis points, surpassing our previous record set in 2020. We were able to increase our gross profit margin in 2021 compared to 2020 through the strong execution of our managers in the field, the strong metals pricing environment in 2021, the continuous improvements in our business and our ongoing investments in value-added processing equipment.

Expenses

	Year Ended December 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$2,306.5	16.4%	$1,874.0	21.3%	$432.5	23.1%
SG&A expense, same-store	$2,288.6	16.4%	$1,874.0	21.3%	$414.6	22.1%
Depreciation & amortization expense	$230.2	1.6%	$227.3	2.6%	$2.9	1.3%
Impairment of long-lived assets	$4.7	—%	$108.0	1.2%	$(103.3)	(95.6)%

Same-store amounts exclude the results of our 2021 acquisitions.

Our same-store SG&A expense was higher in 2021 compared to 2020 primarily due to increased incentive compensation as a result of our record gross profit and earnings; higher variable expenses associated with increased shipment levels. Same-store SG&A expense also increased to a lesser extent due to increases in headcount and inflationary increases in certain warehouse and delivery expenses including, fuel, trucking services and packaging costs.

Our SG&A expense is largely comprised of people-related compensation costs (approximately 60-65% historically) with changes from period to period being comprised of both changes in our incentive compensation and costs associated with changes in our headcount levels. In 2021, a larger portion of the increase in compensation expense was attributable to the significant increase in our earnings more so than changes in our headcount with our 2021 same-store headcount 4.4% higher than 2020, consistent with the increase in our tons sold, but 10.2% below our pre-pandemic levels in 2019 with our same-store tons sold down only 7.2%.

Included in Expenses are $4.8 million of impairment and restructuring charges in 2021 compared to impairment and restructuring charges of $119.6 million in 2020. Our 2020 charges were mainly due to closures of certain energy-related businesses (oil and natural gas) and our reduced long-term outlook for certain of our remaining energy-related businesses. Please refer to Note 7—“Intangible Assets, net” and Note 19—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our impairment and restructuring charges.

Operating Income

	Year Ended December 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$1,948.9	13.8%	$565.8	6.4%	$1,383.1	244.5%
Impairment and restructuring charges	$4.8	—%	$157.8	1.8%	$(153.0)	(97.0)%

The increase in our operating income in 2021 compared to 2020 was due to record gross profit, as the result of a record average selling price per ton sold, fundamentally strong demand and a record gross profit margin, which was partially offset by higher incentive compensation, increases in certain SG&A expenses related to our increased shipments and to a lesser extent inflationary increases for certain warehouse and delivery expenses.

Excluding the impact of significant impairment and restructuring charges in 2020, our operating income of $1.95 billion in 2021 increased $1.23 billion, or 169.3%, compared to $723.6 million in 2020, and our operating income margin improved 560 basis points. The increase in our operating income margin, as adjusted, was mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite a significant increase in our SG&A expense.

See Note 19—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our impairment and restructuring charges. See “Net Sales” above for trends in both demand and costs of our products and “Expenses” for trends in our operating expenses.

Other Expense (Income), net

	Year Ended December 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Other expense, net	$3.1	—%	$24.7	0.3%	$(21.6)	(87.4)%

The decrease in other expense, net in 2021 compared to 2020 was mainly due to postretirement benefit plan settlement charges of $19.4 million in 2020. See Note 13—“Employee Benefits” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our 2020 postretirement benefit plan settlement charges.

Income Tax Rate

Our effective income tax rate in 2021 was 24.7%, compared to 22.1% in 2020. The increase in our effective income tax rate was mainly due to the significant increase in our profitability. The differences between our effective income tax rate and the U.S. federal statutory rate of 21.0% was mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	Year Ended December 31,
	2021		2020
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance	$1,413.0	10.0%	$369.1	4.2%	$1,043.9	282.8%

The increases in our net income and net income margin in 2021 compared to 2020 were mainly due to increased operating income and operating income margin as a result of record gross profit and a record gross profit margin partially offset by a significantly higher SG&A expense and higher effective income tax rate.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $799.4 million in 2021 decreased from $1.17 billion in 2020. Our decreased operating cash flow was mainly the result of significantly increased working capital requirements in 2021 compared to 2020, mainly due to strong demand and rising metals pricing during 2021 that achieved record levels compared to the declining demand and pricing trends in 2020 related to the initial impacts from the COVID-19 pandemic. The strong demand and rising metals pricing environment required more investment in accounts receivable and inventories partially offset by an increase in accounts payable. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rate was 38.9 days in 2021 compared to 41.9 days in 2020. Our inventory turnover rate (based on tons) during 2021 was 4.8 times (or 2.5 months on hand), an increase from 4.7 times (or 2.6 months on hand) in 2020.

Income taxes paid were $444.4 million in 2021, a significant increase from $87.5 million in 2020, due to our significantly higher pretax income.

Investing Activities

Net cash used in investing activities of $652.3 million in 2021 increased $463.9 million from $188.4 million used in 2020, mainly due to $439.3 million spent to fund our 2021 acquisitions and increased capital expenditures partially offset by increased proceeds from sales of property, plant and equipment. Capital expenditures were $236.6 million in 2021 compared to $172.0 million in 2020. The majority of our 2021 and 2020 capital expenditures related to growth initiatives. Proceeds from sales of property, plant and equipment were $36.0 million in 2021 compared to $6.7 million in 2020 and included $29.7 million from the sale of non-core assets for which we recognized $5.7 million of gains.

Financing Activities

Net cash used in financing activities of $528.9 million in 2021 increased from $483.0 million used in 2020, mainly due to decreased net debt borrowings. Net debt repayments were $1.5 million in 2021 compared to net debt borrowings of $58.8 million in 2020. Our shareholder return activities in 2021 included $177.0 million of dividends and $323.5 million of share repurchases compared to $164.1 million of dividends and $337.3 million of share repurchases in 2020.

We have paid regular quarterly dividends to our stockholders for 62 consecutive years and increased the quarterly dividend on our common stock 29 times since our IPO in 1994, with the most recent increase of 27.3% from $0.6875 per share to $0.8750 per share effective in the first quarter of 2022. We increased our dividend from $0.50 per share to $0.55 per share in February 2019, to $0.625 in February 2020, and to $0.6875 in February 2021. We have never reduced or suspended our regular quarterly dividend.

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that amended and restated our prior share repurchase program authorized in October 2018. The share repurchase program does not obligate us to repurchase any specific amount or number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

We repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Exchange Act. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During 2021, we repurchased approximately 2.1 million shares of our common stock at an average cost of $153.55 per share, for a total of $323.5 million. During 2020, we repurchased approximately 3.7 million shares of our common stock at an average cost of $91.80 per share, for a total of $337.3 million. As of December 31, 2021, we had remaining authorization under the plan to repurchase approximately $712.6 million of our common stock. Through December 31, 2021, we have repurchased approximately 34.9 million shares at an average cost of $54.56 per share for a total of $1.91 billion since the inception of our share repurchase programs in 1994, including approximately 12.8 million shares repurchased at an average cost of $95.54 for a total of $1.22 billion during the last five years. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and shareholder return activities over the next 12 months and beyond. Our total outstanding debt at December 31, 2021 was $1.66 billion which was unchanged from December 31, 2020. As of December 31, 2021, we had no outstanding borrowings and $8.9 million of letters of credit issued. As of December 31, 2021, we had $300.5 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 18.1%, up from 15.8% as of December 31, 2020.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our existing $1.5 billion unsecured revolving credit facility. At December 31, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

A revolving credit facility with a credit limit of $8.5 million is in place for an operation in Asia with an outstanding balance of $4.7 million and $5.4 million as of December 31, 2021 and 2020, respectively.

The Company had $221.1 million of operating lease obligations as of December 31, 2021 for processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. Our expected payments over the next 12 months under these operating leases are $62.1 million. See Note 10—“Leases” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data.") for information regarding the maturities of our operating lease obligations.

The Company has obligations pursuant to certain qualified and non-qualified pension plans. A total of $40.0 million of liabilities was recognized on the balance sheet at December 31, 2021 and the Company expects to make plan contributions and benefit payments totaling $15.2 million over the next 12 months. See Note 13—“Benefits” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data.") for information regarding our expected payments under these plans.

Our capital expenditures have been at elevated levels in recent years and our 2022 capital expenditure budget, including unspent amounts from 2021, is a record $350 million. As of December 31, 2021, we had entered into contracts related to capital expenditures in the amount of $69.2 million which is all expected to be paid over the next 12 months.

We primarily purchase and sell in the spot market and consequently our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods (lead times). In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. The total amount of commitments under long-term inventory purchase agreements is estimated at approximately $442.2 million, with amounts in 2022, 2023 and thereafter being $196.1 million, $131.0 million and $115.1 million, respectively.

We have other contractual commitments under long-term agreements, generally for services, totaling $38.7 million at December 31, 2021, with amounts in 2022, 2023 and thereafter being $18.0 million, $13.8 million and $6.9 million, respectively.

In addition, the Company maintains a $1.0 billion share repurchase program with $712.6 million of remaining repurchase authorization as of December 31, 2021, which does not obligate the Company to acquire a specific amount or number of shares. We have also paid regular quarterly cash dividends on our common stock for 62 consecutive years. Our Board of Directors increased the quarterly dividend to $0.55 per share in February 2019 from $0.50 per share, to $0.625 per share in February 2020, to $0.6875 per share in February 2021 and to $0.8750 per share in February 2022. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

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

On April 12, 2013, we entered into an indenture (the “2013 Indenture”) for the issuance of $500.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 4.50% per annum, maturing on April 15, 2023.

On August 3, 2020, we entered into an indenture (the “2020 Indenture” and, together with the 2013 Indenture and 2006 Indenture, the “Indentures”) for the issuance of $900.0 million of unsecured debt securities. The total issuance under the 2020 Indenture was comprised of (a) $400.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 1.30% (1.53% effective interest rate) per annum, maturing on August 15, 2025 and (b) $500.0 million aggregate principal amount of senior unsecured notes bearing interest at the rate of 2.15% per annum, maturing on August 15, 2030.

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

Various industrial revenue bonds had combined outstanding balances of $7.7 million and $8.3 million as of December 31, 2021 and 2020, respectively, and have maturities through 2027.

As of December 31, 2021, we had $911.3 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

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

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants, acceleration, indemnity and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2021 was 32.4 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2021, calculated in accordance with the terms of the Credit Agreement, was 20.4% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, minus the lesser of cash held by our domestic subsidiaries and $200.0 million, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial covenants in our Credit Agreement at December 31, 2021.

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There have been no changes in our reportable segments; we have one reportable segment – metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at December 31, 2021, or approximately 22% of total assets and 35% of total equity. Additionally, other intangible assets, net amounted to $1.08 billion at December 31, 2021, or approximately 11% of total assets and 18% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Refer to Critical Accounting Policies and Estimates for further information regarding our 2021 and 2020 impairment charges and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company’s significant accounting policies, including recently issued accounting pronouncements, are fully described in Note 1—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data.” When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies are critical due to the fact that they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. Our most critical accounting estimates include those related to the recoverability of goodwill and other indefinite-lived intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist in 2021, 2020 or 2019. We recorded impairment losses on our intangible assets with indefinite lives in the amount of $4.7 million and $67.8 million in 2021 and 2020, respectively. No impairment of intangible assets with indefinite lives was recognized in 2019. See Note 19—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss is recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. We recorded impairment charges on property, plant and equipment of $9.3 million and $1.2 million in 2020 and 2019, respectively. No impairment of property, plant and equipment was recognized in 2021. We recorded impairment charges of $30.7 million on our intangible assets subject to amortization in 2020. No impairment of intangible assets subject to amortization was recognized in 2021 and 2019. See Note 19—"Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

Impairment tests inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Additionally, considerable declines in the market conditions for our products from current levels as well as in the price of our common stock could also significantly impact our impairment analysis. An impairment charge, if incurred, could be material. In 2021, the evaluation of our indefinite-lived intangible assets and long-lived assets included estimates regarding the eventual recovery of the commercial aerospace market for cash-generating units that have incurred losses in recent years. If the commercial aerospace market does not recover as we currently anticipate, an impairment charge may be incurred, that could be significant.

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

Foreign exchange rate risk

Because sales to international customers (based on the shipping destination) were approximately 7% of our consolidated 2021 net sales, we are exposed to foreign currency exchange gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not currently hedge our net investments in foreign subsidiaries due to the long-term nature of those investments.

Total foreign currency transaction losses included in our 2021, 2020 and 2019  earnings were $4.0 million, $2.3 million and $4.1 million, respectively.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2021, our exposure to changes in variable interest rates was not significant as we had only $12.4 million of variable interest rate debt outstanding. However, as of December 31, 2021, we had approximately $1.5 billion available for borrowing on our revolving credit facility at variable interest rates. Consequently, any future borrowings on our revolving credit facility will increase market risk resulting from potential interest rate volatility.

LIBOR Phase Out

Amounts drawn under our Credit Agreement may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On December 31, 2021, ICE Benchmark Administration Limited (“IBA”), the administrator of USD LIBOR, announced the ceasing of publication of one-week and two-month USD LIBOR while continuing the publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.

Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term. The International Swaps and Derivatives Association has developed provisions for SOFR-based fallback rates to apply upon permanent cessation of LIBOR and has published a protocol to enable market participants to include the new provisions in existing swap agreements.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Recoverability of Long-Lived Assets and Indefinite-Lived Intangible Assets

As discussed in Notes 1 and 7 to the consolidated financial statements, property and equipment, net and intangible assets, net as of December 31, 2021 were $1,836.8 million and $1,077.7 million, respectively. The Company reviews the recoverability of property and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

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

Los Angeles, California

February 24, 2022

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$300.5	$683.5
Accounts receivable, less allowance for credit losses of $26.7 at December 31, 2021 and $19.0 at December 31, 2020	1,683.0	926.3
Inventories	2,065.0	1,420.4
Prepaid expenses and other current assets	111.6	80.5
Income taxes receivable	—	2.1
Total current assets	4,160.1	3,112.8
Property, plant and equipment:
Land	260.1	260.1
Buildings	1,285.0	1,240.0
Machinery and equipment	2,241.4	2,107.8
Accumulated depreciation	(1,949.7)	(1,815.7)
Property, plant and equipment, net	1,836.8	1,792.2

Operating lease right-of-use assets	224.6	204.0
Goodwill	2,107.6	1,935.2
Intangible assets, net	1,077.7	947.1
Cash surrender value of life insurance policies, net	44.9	43.7
Other assets	84.3	71.8
Total assets	$9,536.0	$8,106.8

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$453.9	$259.3
Accrued expenses	148.2	88.9
Accrued compensation and retirement costs	294.0	165.8
Accrued insurance costs	41.0	42.0
Current maturities of long-term debt and short-term borrowings	5.0	6.0
Current maturities of operating lease liabilities	58.6	51.0
Income taxes payable	64.3	—
Total current liabilities	1,065.0	613.0
Long-term debt	1,642.0	1,638.9
Operating lease liabilities	162.5	154.1
Long-term retirement costs	81.0	95.8
Other long-term liabilities	7.0	26.7
Deferred income taxes	484.8	455.6
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—61,806 at December 31, 2021 and 63,600 at December 31, 2020	0.1	0.1
Retained earnings	6,155.3	5,193.2
Accumulated other comprehensive loss	(68.9)	(77.9)
Total Reliance stockholders’ equity	6,086.5	5,115.4
Noncontrolling interests	7.2	7.3
Total equity	6,093.7	5,122.7
Total liabilities and equity	$9,536.0	$8,106.8

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$14,093.3	$8,811.9	$10,973.8

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	9,603.0	6,036.8	7,644.4
Warehouse, delivery, selling, general and administrative	2,306.5	1,874.0	2,095.4
Depreciation and amortization	230.2	227.3	219.3
Impairment of long-lived assets	4.7	108.0	1.2
	12,144.4	8,246.1	9,960.3

Operating income	1,948.9	565.8	1,013.5

Other (income) expense:
Interest expense	62.7	62.9	85.0
Other expense (income), net	3.1	24.7	(0.8)
Income before income taxes	1,883.1	478.2	929.3
Income tax provision	465.7	105.8	223.2
Net income	1,417.4	372.4	706.1
Less: net income attributable to noncontrolling interests	4.4	3.3	4.6
Net income attributable to Reliance	$1,413.0	$369.1	$701.5

Earnings per share attributable to Reliance stockholders:
Diluted	$21.97	$5.66	$10.34
Basic	$22.35	$5.74	$10.49

Shares used in computing earnings per share:
Diluted	64,327	65,263	67,855
Basic	63,217	64,328	66,885

Cash dividends per share	$2.75	$2.50	$2.20

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,417.4	$372.4	$706.1
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2.5)	11.7	12.4
Pension and postretirement benefit adjustments, net of tax	11.5	15.5	(14.8)
Total other comprehensive income (loss)	9.0	27.2	(2.4)
Comprehensive income	1,426.4	399.6	703.7
Less: comprehensive income attributable to noncontrolling interests	4.4	3.3	4.6
Comprehensive income attributable to Reliance	$1,422.0	$396.3	$699.1

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-In Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	Income (Loss)	Interests	Total
Balance at January 1, 2019	66,882	$136.4	$4,637.9	$(102.7)	$7.9	$4,679.5
Net income	—	—	701.5	—	4.6	706.1
Other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Noncontrolling interest purchased	—	—	—	—	(0.4)	(0.4)
Dividends to noncontrolling interest holders	—	—	—	—	(4.6)	(4.6)
Stock-based compensation, net	545	35.0	—	—	—	35.0
Stock options exercised	20	0.8	—	—	—	0.8
Repurchase of common shares	(593)	(50.0)	—	—	—	(50.0)
Cash dividends—$2.20 per share and dividend equivalents	—	—	(149.9)	—	—	(149.9)
Balance at December 31, 2019	66,854	122.2	5,189.5	(105.1)	7.5	5,214.1
Net income	—	—	369.1	—	3.3	372.4
Other comprehensive income	—	—	—	27.2	—	27.2
Noncontrolling interest purchased	—	(5.5)	—	—	(1.1)	(6.6)
Dividends to noncontrolling interest holders	—	—	—	—	(2.4)	(2.4)
Stock-based compensation, net	414	19.1	—	—	—	19.1
Stock options exercised	6	0.3	—	—	—	0.3
Repurchase of common shares	(3,674)	(136.0)	(201.3)	—	—	(337.3)
Cash dividends—$2.50 per share and dividend equivalents	—	—	(164.1)	—	—	(164.1)
Balance at December 31, 2020	63,600	0.1	5,193.2	(77.9)	7.3	5,122.7
Net income	—	—	1,413.0	—	4.4	1,417.4
Other comprehensive income	—	—	—	9.0	—	9.0
Dividends to noncontrolling interest holders	—	—	—	—	(4.5)	(4.5)
Stock-based compensation, net	313	49.6	—	—	—	49.6
Repurchase of common shares	(2,107)	(49.6)	(273.9)	—	—	(323.5)
Cash dividends—$2.75 per share and dividend equivalents	—	—	(177.0)	—	—	(177.0)
Balance at December 31, 2021	61,806	$0.1	$6,155.3	$(68.9)	$7.2	$6,093.7

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$1,417.4	$372.4	$706.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	230.2	227.3	219.3
Impairment of long-lived assets	4.7	108.0	1.2
Provision for credit losses	9.8	5.8	3.4
Deferred income tax (benefit) provision	(23.8)	(13.7)	32.5
Gain on sales of property, plant and equipment	(3.3)	(2.6)	(1.0)
Stock-based compensation expense	70.8	42.2	51.2
Postretirement benefit plan settlement expense	—	19.4	—
Other	3.3	13.9	9.5
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(656.1)	136.8	178.1
Inventories	(505.9)	227.5	211.8
Prepaid expenses and other assets	26.2	79.4	31.9
Accounts payable and other liabilities	226.1	(43.4)	(142.5)
Net cash provided by operating activities	799.4	1,173.0	1,301.5

Investing activities:
Acquisitions, net of cash acquired	(439.3)	(6.9)	(177.8)
Purchases of property, plant and equipment	(236.6)	(172.0)	(242.2)
Proceeds from sales of property, plant and equipment	36.0	6.7	8.0
Other	(12.4)	(16.2)	(7.1)
Net cash used in investing activities	(652.3)	(188.4)	(419.1)

Financing activities:
Net short-term debt (repayments) borrowings	(0.8)	0.7	(0.3)
Proceeds from long-term debt borrowings	20.0	1,673.5	971.0
Principal payments on long-term debt	(20.7)	(1,615.4)	(1,588.6)
Debt issuance costs	—	(6.4)	—
Dividends and dividend equivalents paid	(177.0)	(164.1)	(151.3)
Share repurchases	(323.5)	(337.3)	(50.0)
Noncontrolling interests purchased	—	(8.0)	(0.4)
Other	(26.9)	(26.0)	(21.0)
Net cash used in financing activities	(528.9)	(483.0)	(840.6)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	7.6	4.3
(Decrease) increase in cash and cash equivalents	(383.0)	509.2	46.1
Cash and cash equivalents at beginning of year	683.5	174.3	128.2
Cash and cash equivalents at end of year	$300.5	$683.5	$174.3

Supplemental cash flow information:
Interest paid during the year	$59.1	$52.6	$83.0
Income taxes paid during the year, net	$444.4	$87.5	$214.3

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Business

As a global diversified metal solutions provider, we operate a network of approximately 315 locations in 40 states and in 13 other countries (Australia, Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, current maturities of operating lease liabilities approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes with face values of $1.65 billion as of December 31, 2021 and 2020. The fair values of these senior unsecured notes based on quoted market prices were $1.75 billion and $1.80 billion at December 31, 2021 and 2020, respectively, compared to their carrying values of $1.64 billion. These estimated fair values are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values are generally based on quoted market prices for identical or similar instruments.

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

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one operating segment and one reporting unit for goodwill impairment purposes. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets goodwill on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. We recognized impairment losses of $4.7 million and $67.8 million related to our other intangible assets with indefinite lives in 2021 and 2020, respectively. See Note 19—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

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

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We didn’t recognize any impairment losses for long-lived assets in 2021. We recognized $9.3 million and $1.2 million of impairment losses for

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

property, plant and equipment in 2020 and 2019, respectively, and $30.7 million for intangible assets subject to amortization in 2020. See Note 19—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

Leases

We determine if an arrangement is a lease at inception. Our lease agreements generally contain only lease components. Our lease payments are generally fixed with certain leases containing variable payments related to Consumer Price Index (CPI) annual adjustments.

Right-of-use assets and lease liabilities are recognized on the balance sheet at the present value of the future lease payments at the lease commencement date. Certain of our lease terms include periods under renewal options when it is reasonably certain that we will exercise that option. We generally include optional renewal periods when determining our lease terms and future lease payments. The interest rate used to determine the present value of future lease payments is our incremental borrowing rate that is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Operating lease cost is recognized on a straight-line basis over the lease term.

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations is not significant as of December 31, 2021 and 2020.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2021, 2020 and 2019, shipping and handling costs included in Warehouse, delivery, selling, general and administrative expenses were $424.6 million, $357.4 million and $404.1 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

Toll Processing and Logistics

Toll processing services relate to the processing of customer-owned metal. Logistics services primarily include transportation and storage services for metal we toll process. Revenue for these services is recognized over time as the toll processing or logistics services are performed. The toll processing services are generally short-term in nature with the service being performed in less than one day.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Seasonality

Some of our customers are in seasonal businesses, especially customers in the construction industry and related businesses. Our overall operations have not shown any material seasonal trends as a result of our geographic, product and customer diversity. Typically, revenues in the months of July, November and December have been lower than in other months because of a reduced number of working days for shipments of our products, resulting from holidays observed by the Company as well as vacation and extended holiday closures at some of our customers. The number of shipping days in each quarter also has an impact on our quarterly sales and profitability. Particularly in light of COVID-19, we cannot predict whether period-to-period fluctuations will be consistent with historical patterns. Results of any one or more quarters are therefore not necessarily indicative of annual results.

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $70.8 million, $42.2 million and $51.2 million in 2021, 2020 and 2019, respectively, and is included in the Warehouse, delivery, selling, general and administrative expense caption of our consolidated statements of income.

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 16—“Commitments and Contingencies” for further discussion on our environmental remediation matters.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Foreign Currencies

The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in other comprehensive income (loss). Losses resulting from foreign currency transactions are included in the results of operations in the Other expense (income), net caption and amounted to $4.0 million, $2.3 million and $4.1 million in 2021, 2020 and 2019, respectively.

Impact of Recently Issued Accounting Standards—Adopted

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers—In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires companies to measure contract assets and contract liabilities from contracts with customers acquired in a business combination in accordance with revenue recognition accounting guidance, creating an exception to the fair value recognition and measurement principles in the business combinations accounting guidance. We adopted the accounting changes during the three months ended December 31, 2021 and utilized the guidance in the purchase price allocations for our 2021 acquisitions. The adoption of this accounting change did not have a material impact on our consolidated financial statements.

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

Impact of Recently Issued Accounting Standards—Not Yet Adopted

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. We do not expect the transition from LIBOR to have a material impact on our consolidated financial statements.

Note 2. Acquisitions

2021 Acquisitions

On October 1, 2021, we acquired Merfish United, Inc. (“Merfish United”), a leading master distributor of tubular building products that are distributed to its independent wholesale distributor customers across a variety of end markets in the United States. Merfish United, headquartered in Ipswich, Massachusetts, serves 47 U.S. states through its twelve strategically located distribution centers.

On December 10, 2021, we acquired Admiral Metals Servicenter Company, Inc. (“Admiral Metals”), a leading distributor of non-ferrous metals products in the Northeastern U.S. Admiral Metals, headquartered in Woburn, Massachusetts, serves a variety of end markets, including semiconductor, automotive, medical, infrastructure, aerospace and industrial markets through its eight strategically located service centers.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

On December 10, 2021, we acquired Nu-Tech Precision Metals Inc. (“Nu-Tech Precision Metals”), a custom manufacturer of specialty extruded metals, fabricated parts and welded components. Nu-Tech Precision Metals, services the nuclear energy, aerospace and defense end markets from its location near Ottawa, Ontario, Canada.

On December 17, 2021, we acquired Rotax Metals, Inc. (“Rotax Metals”), a metals service center specializing in copper, bronze and brass alloys. Located in Brooklyn, New York, Rotax Metals will operate as a subsidiary of Yarde Metals, Inc., a wholly owned subsidiary of Reliance.

We funded our 2021 acquisitions with cash on hand. Included in our net sales for the year ended December 31, 2021 were combined net sales of $171.0 million from each company’s acquisition date.

The preliminary allocations of the total purchase price for our 2021 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash	$1.0
Accounts receivable	107.2
Inventories	134.4
Property, plant and equipment	32.6
Operating lease right-of-use assets	29.8
Goodwill	172.0
Intangible assets subject to amortization	105.6
Intangible assets not subject to amortization	68.1
Other current and long-term assets	4.0
Total assets acquired	654.7
Deferred taxes	50.6
Operating lease liabilities	24.6
Other current and long-term liabilities	139.2
Total liabilities assumed	214.4
Net assets acquired	$440.3

The purchase price allocations for our 2021 acquisitions are pending the completion of purchase price adjustments, based on tangible asset and intangible asset valuations, and the completion of pre-acquisition period tax returns.

2019 Acquisition

On December 31, 2019, we acquired Fry Steel Company (“Fry Steel”). Fry Steel is a general line and long bar distributor located in Santa Fe Springs, California. Fry Steel performs cutting services on its diverse product assortment and provides “in-stock” next day delivery of its products. Fry Steel’s net sales in 2021 were $92.1 million.

We funded our acquisition of Fry Steel with borrowings on our revolving credit facility and cash on hand.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

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

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2021 or 2020, as applicable. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

In 2021 and 2020, as part of the purchase price allocations for the 2021 and 2019 acquisitions, we allocated $68.1 million and $30.3 million, respectively, to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. In 2021 and 2020, we recorded other identifiable intangible assets related to customer relationships for the 2021 and 2019 acquisitions of $89.6 million and $26.0 million, respectively, with weighted average lives of 10.0 years, and an identifiable other intangible asset related to production backlog for the 2021 acquisitions of $15.8 million with an average life of  8.0 years. The goodwill arising from our 2021 and 2019 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $104.5 million and $60.8 million from our 2021 and 2019 acquisitions is deductible for tax purposes. Total goodwill deductible for tax purposes was $852.6 million as of December 31, 2021.

Unaudited Pro forma financial information for all acquisitions

The following unaudited pro forma summary financial results present the consolidated results of operations as if our 2021 acquisitions had occurred as of January 1, 2020, after the effect of certain adjustments, including non-recurring acquisition-related costs, amortization of inventory step-up to fair value included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets, and lease cost fair value adjustments. The pro forma summary financial results for the year ended December 31, 2021 excluded $7.7 million of acquisition-related costs.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

occurred had the 2021 acquisitions been made as of January 1, 2020, or of any potential results which may occur in the future.

	Year Ended December 31,
	2021	2020

	(in millions, except per share amounts)
Pro forma:
Net sales	$14,820.5	$9,345.4
Net income attributable to Reliance	$1,519.1	$357.7
Earnings per share attributable to Reliance stockholders:
Diluted	$23.62	$5.48
Basic	$24.03	$5.56

The pro forma amounts presented for the year ended December 31, 2020 include $21.8 million of non-recurring inventory step-up amortization, $7.8 million of non-recurring excess renumeration paid to former owners and employees, and $7.7 million of non-recurring acquisition-related costs. As adjusted for these non-recurring items, pro forma net income attributable to Reliance was $387.7 million and pro forma diluted earnings per share were $5.91 for the year ended December 31, 2020.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Inventories consisted of the following:

	December 31,	December 31,
	2021	2020

	(in millions)
LIFO inventories - cost on FIFO method	$2,498.2	$1,226.0
Cost on FIFO method higher than LIFO value	(820.4)	(115.6)
Inventories - stated on LIFO method	1,677.8	1,110.4
Inventories - stated on FIFO method	387.2	310.0
	$2,065.0	$1,420.4

The changes in the LIFO inventory valuation reserve were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
LIFO inventory valuation reserve expense (income)	$704.8	$(22.0)	$(156.0)

Cost increases for the majority of our products were the primary cause of the 2021 LIFO inventory valuation reserve adjustment charge. Cost decreases for the majority of our products were the primary cause of the 2020 and 2019 LIFO inventory valuation reserve adjustment income. There were insignificant liquidations of LIFO inventory quantities for all years presented.

Note 5. Revenues

The following table presents our sales disaggregated by product and service. Certain sales taxes or value-added taxes collected from customers are excluded from our reported sales.

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Carbon steel	$8,532.0	$4,647.4	$5,792.9
Stainless steel	2,267.0	1,435.6	1,578.0
Aluminum	2,050.9	1,687.6	2,151.9
Alloy	547.5	436.5	652.1
Toll processing and logistics	470.7	387.5	450.7
Other and eliminations	225.2	217.3	348.2
Total	$14,093.3	$8,811.9	$10,973.8

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Note 6. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at January 1, 2019	$1,870.8
Acquisitions	131.8
Purchase price allocation adjustments	(1.9)
Effect of foreign currency translation	3.1
Balance at December 31, 2019	2,003.8
Acquisition	6.9
Purchase price allocation adjustments	(77.2)
Effect of foreign currency translation	1.7
Balance at December 31, 2020	1,935.2
Acquisitions	172.0
Effect of foreign currency translation	0.4
Balance at December 31, 2021	$2,107.6

The 2020 purchase price allocation adjustments relate to the completion of the accounting of our 2019 acquisition of Fry Steel.

We had no accumulated impairment losses related to goodwill at December 31, 2021 and 2020.

Note 7. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2021		December 31, 2020
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Covenants not to compete	5.0	$0.5	$(0.2)	$0.7	$(0.5)
Customer lists/relationships	14.3	713.0	(435.1)	623.2	(396.7)
Other	8.5	25.2	(9.4)	9.2	(9.0)
		738.7	(444.7)	633.1	(406.2)
Intangible assets not subject to amortization:
Trade names		783.7	—	720.2	—
		$1,522.4	$(444.7)	$1,353.3	$(406.2)

Intangible assets recorded in connection with our 2021 acquisitions were $173.7 million, including $68.1 million allocated to the trade names acquired, which is not subject to amortization. See Note 2—“Acquisitions” for further discussion of intangible assets recorded in the preliminary purchase price allocations for our 2021 acquisitions.

In 2021,we recognized impairment losses of $4.7 million on our trade name intangible assets compared to a total of $98.5 million of impairment losses in 2020, comprised of $67.8 million for our trade name intangible assets and $30.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

million for our customer relationship intangible assets. See Note 19—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $38.7 million, $39.6 million and $43.1 million in 2021, 2020 and 2019, respectively. Foreign currency translation gains related to intangible assets, net in 2021 were $0.3 million.

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2022	46.8
2023	42.6
2024	39.1
2025	34.9
2026	25.4

Note 8. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $44.9 million and $43.7 million as of December 31, 2021 and 2020, respectively.

Our wholly owned subsidiary, Earle M. Jorgensen Company (“EMJ”), is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company, including certain current employees of EMJ. These policies, by providing payments to EMJ upon the death of covered individuals, were designed to provide cash to EMJ in order to repurchase shares held by employees in EMJ’s former employee stock ownership plan and shares held individually by employees upon the termination of their employment. Reliance is also the beneficiary of key person life insurance policies held by a rabbi trust for the benefit of participants of the Reliance Supplemental Executive Retirement Plan.

Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by investment income earned under the policies and decreases by the amount of cost of insurance charges, investment losses and interest on policy loans, as applicable.

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest on loans against those policies. We borrowed $68.0 million, $60.0 million and $56.0 million, respectively, against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $86.3 million, $76.8 million and $71.7 million in 2021, 2020 and 2019, respectively. Interest rates on borrowings under some of the EMJ life insurance policies are fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at rates commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2021 and 2020, loans and accrued interest outstanding on EMJ’s life insurance policies were $789.1 million and $739.0 million, respectively.

Income earned on our life insurance policies, cost of insurance charges and interest expense on borrowings against cash surrender values are included in the Other expense (income), net caption in the accompanying consolidated statements of income. See Note 15—“Other Expense (Income), net” for further information on our life insurance policy earnings and expenses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Note 9. Debt

Debt consisted of the following:

	December 31,	December 31,
	2021	2020

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, maturing April 15, 2023	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.4	13.7
Total	1,662.4	1,663.7
Less: unamortized discount and debt issuance costs	(15.4)	(18.8)
Less: amounts due within one year and short-term borrowings	(5.0)	(6.0)
Total long-term debt	$1,642.0	$1,638.9

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured credit facility. At December 31, 2021, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of December 31, 2021 and 2020, we had no outstanding borrowings under the Credit Agreement. As of December 31, 2021, we had $8.9 million of letters of credit issued under the Credit Agreement.

Senior Unsecured Notes

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

Other Notes, Revolving Credit and Letters of Credit/Guarantee Facilities

A revolving credit facility with a credit limit of $8.5 million is in place for an operation in Asia with an outstanding balance of $4.7 million and $5.4 million as of December 31, 2021 and 2020, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Various industrial revenue bonds had combined outstanding balances of $7.7 million and $8.3 million as of December 31, 2021 and 2020, respectively, and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of December 31, 2021, a total of $19.0 million of letters of credit/guarantee were issued on the facility. At December 31, 2021, we also had a total of  $4.2 million of letters of credit issued by other banks for our 2021 acquisitions.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at December 31, 2021.

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2022	$5.0
2023	506.0
2024	0.3
2025	400.3
2026	0.4
Thereafter	750.4
$1,662.4

Note 10. Leases

Our metals service center leases are comprised of processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. We also lease various office spaces. Our leases of facilities and other spaces expire at various times through 2045 and our ground leases expire at various times through 2068. Nearly all of our leases are operating leases; we have recognized finance right-of-use assets and obligations of less than $1.0 million.

The following is a summary of our lease cost:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Operating lease cost	$82.2	$82.1	$84.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Our operating lease costs include payments to various related parties that are not executive officers of the Company, in the amounts of $1.9 million, $1.9 million and $2.5 million in 2021, 2020 and 2019, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire in various years through 2026.

Supplemental cash flow and balance sheet information is presented below:

	Year Ended December 31,
	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$81.7	$81.7
Right-of-use assets obtained in exchange for operating lease obligations	$46.8	$58.8

	December 31,	December 31,
	2021	2020
Other lease information:
Weighted average remaining lease term—operating leases	5.8 years	5.7 years
Weighted average discount rate—operating leases	3.3%	3.7%

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

(in millions)
2022	$62.1
2023	50.7
2024	39.9
2025	27.9
2026	17.8
Thereafter	52.0
Total operating lease payments	250.4
Less: imputed interest	(29.3)
Total operating lease liabilities	$221.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Note 11. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2018 and state and local tax examinations before 2017. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Current:
Federal	$362.9	$77.6	$136.3
State	98.0	24.9	37.9
Foreign	28.6	17.0	16.5
	489.5	119.5	190.7
Deferred:
Federal	(20.2)	(7.1)	26.9
State	(4.0)	0.3	7.2
Foreign	0.4	(6.9)	(1.6)
	(23.8)	(13.7)	32.5
	$465.7	$105.8	$223.2

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)

U.S.	$1,778.5	$465.9	$877.4
International	104.6	12.3	51.9
Income before income taxes	$1,883.1	$478.2	$929.3

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	3.8	3.6	3.6
Foreign earnings taxed at higher rates	0.4	1.0	0.4
Net effect of life insurance policies	(0.8)	(2.9)	(1.5)
Net effect of changes in unrecognized tax benefits	0.1	(0.3)	—
Stock-based compensation	0.3	0.8	0.7
Other, net	(0.1)	(1.1)	(0.2)
Effective tax rate	24.7%	22.1%	24.0%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020

	(in millions)
Deferred tax assets:
Accrued expenses not currently deductible for tax	$36.9	$42.3
Inventory costs capitalized for tax purposes	12.9	9.0
Stock-based compensation	10.1	8.6
Allowance for doubtful accounts	6.6	4.8
Tax credits carryforwards	0.9	0.4
Net operating loss carryforwards	3.9	3.6
Total deferred tax assets	71.3	68.7
Deferred tax liabilities:
Property, plant and equipment, net	(183.1)	(190.2)
Goodwill and other intangible assets	(342.0)	(297.1)
LIFO inventories	(25.0)	(29.7)
Other	(6.0)	(7.3)
Total deferred tax liabilities	(556.1)	(524.3)
Net deferred tax liabilities	$(484.8)	$(455.6)

As of December 31, 2021, we had $4.2 million of state and $0.6 million of acquired federal net operating loss carryforwards (“NOLs”), which are available to offset future income taxes. The state NOLs expire in years 2022 through 2041. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

The Company believes it is more likely than not that it will generate sufficient future taxable income to realize its deferred tax assets.

Unrecognized Tax Benefits

We are under audit by various state jurisdictions for years 2017 through 2019, but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Unrecognized tax benefits at January 1	$1.0	$2.2	$2.4
Increases in tax positions for prior years	—	—	0.8
Increases in tax positions for current year	1.0	—	—
Settlements	—	(1.1)	(0.7)
Lapse of statute of limitations	(0.1)	(0.1)	(0.3)
Unrecognized tax benefits at December 31	$1.9	$1.0	$2.2

As of December 31, 2021, $1.9 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.7 million and $0.4 million as of December 31, 2021 and 2020, respectively. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Note 12. Stock-Based Compensation Plans

We grant stock-based compensation to our employees and directors. At December 31, 2021, an aggregate of 1,958,281 shares were authorized for future grant under our various stock-based compensation plans, including stock options, restricted stock units and stock awards. Awards that expire or are canceled without delivery of shares and shares withheld related to net share settlements generally become available for issuance under the plans. As stock options are exercised and restricted stock units vest, we issue new shares of Reliance common stock.

On May 20, 2020, our stockholders approved an amendment to the Reliance Steel & Aluminum Co. Amended and Restated 2015 Incentive Award Plan to, in part, increase the number of shares available for issuance under the plan by 1.5 million. In addition, our stockholders approved extending the term of the Reliance Steel & Aluminum Co. Directors Equity Plan for ten years until December 31, 2030.

Stock Options

Stock option activity was as follows:

	Option	Weighted Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2019	26,000	$41.76
Exercised	(20,000)	40.80
Outstanding at December 31, 2019	6,000	44.99
Exercised	(6,000)	44.99
Outstanding and exercisable at December 31, 2020 and 2021	—	$—

There were no stock options granted or exercised during 2021. The proceeds and intrinsic values of stock options exercised in 2020 were $0.3 million and $0.4 million, respectively. The proceeds and intrinsic values of stock options exercised in 2019 were $0.8 million and $1.0 million, respectively.

Restricted Stock Units

In 2021, 2020 and 2019, we granted to key employees equity awards consisting of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) in aggregate amounts of 318,495 units, 540,547 units and 488,345 units, respectively. Each RSU and PSU includes a service-based condition and consists of a right to receive shares of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the award is settled. In 2021, 2020 and 2019, we granted 191,139, 330,144, and 294,190 RSUs, respectively, that provide the right to receive one share of our common stock and cliff vest at December 1, 2023, December 1, 2022 and December 1, 2021, respectively, if the recipient is an employee of the Company on those dates. Additionally, in 2021, 2020 and 2019, we granted 127,356, 210,403 and 194,155 PSUs, respectively, that included performance goals and the right to receive a maximum of two shares of our common stock and vest only upon the satisfaction of the service-based condition and certain performance targets for the three-year periods ending December 31, 2023, December 31, 2022 and December 31, 2021, respectively. The fair value of the 2021, 2020 and 2019 RSUs and PSUs granted were $141.41 per share, $82.81 per share and $88.05 per share, respectively, determined based on the closing price of our common stock on the grant date.

In 2021, 2020 and 2019, we granted 6,248; 12,807; and 11,640 stock awards, respectively, to the non-employee members of the Board of Directors pursuant to the Directors Equity Plan. The fair value of the stock awards granted in

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

2021, 2020 and 2019, was $166.39 per share, $91.30 per share and $89.34 per share, respectively, determined based on the closing price of our common stock on the grant date. The awards are fully vested on the grant date.

In 2021, 2020 and 2019, we made payments of $21.2 million, $23.1 million and $16.2 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements. These payments are reflected in the Stock-based compensation, net caption of the consolidated statements of equity.

A summary of the status of our unvested RSUs and PSUs as of December 31, 2021 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value	Fair Value
	RSUs and PSUs	Per RSU	(in millions)
Unvested at January 1, 2021	995,720	$85.27
Granted	318,495	141.41
Vested	(462,642)	88.02
Canceled or forfeited	(19,976)	90.26
Unvested at December 31, 2021	831,597	$105.12	$188.8

The fair value as of the respective vesting dates of RSUs and PSUs during 2021, 2020 and 2019 was $126.0 million, $54.0 million and $56.5 million, respectively. PSUs vested during 2021 include 376,090 equivalent shares our common stock with a fair value of $61.0 million that settled in February 2022.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2021, there was $65.9 million of total unrecognized compensation cost related to unvested stock-based compensation awards granted under all stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

The tax benefit realized from our stock-based compensation plans in 2021, 2020 and 2019 was $6.8 million, $6.1 million and $5.5 million, respectively.

Note 13. Employee Benefits

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master 401(k) Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master 401(k) Plan. Eligibility occurs after 30 days of service and the Company contribution vests at 25% per year. Our Other Defined Contribution Plans include the Precision Strip Retirement and Savings Plan, plans at certain foreign subsidiaries; and the plans of our 2021 acquisitions that have not merged their plans into the Master 401(k) Plan as of December 31, 2021.

We also sponsor the Reliance Steel & Aluminum Co. Employee Stock Ownership Plan, a tax-qualified noncontributory employee stock ownership plan, for certain salaried and hourly employees of the Company. The plan is closed to new enrollees and the Company is not currently making annual contributions to the plan.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Supplemental Executive Retirement Plans

Effective January 1996, we adopted a Supplemental Executive Retirement Plan (“Reliance SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The Reliance SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. Life insurance policies were purchased for most individuals covered by the Reliance SERP and held within a rabbi trust. See Note 8—“Cash Surrender Value of Life Insurance Policies, net” for further discussion of our life insurance policies. Separate supplemental executive retirement plans exist for certain wholly owned subsidiaries of the Company (together with the Reliance SERP, the “SERPs”), each of which provides postretirement pension benefits to certain former key employees. All SERPs have been frozen to new participants.

Deferred Compensation Plan

In December 2008, the Reliance Deferred Compensation Plan was established for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were contributed and consolidated into this new deferred compensation plan. Plan participants may contribute a portion of their eligible compensation to the plan and Reliance currently makes contributions to the plan for certain participants.

During 2021, we established a rabbi trust to fund our obligations under the Reliance Deferred Compensation Plan. The rabbi trust is an irrevocable grantor trust to which we may contribute assets for the purpose of funding the Reliance Deferred Compensation Plan. Although we may not use the assets of the rabbi trust for any purpose other than meeting our obligations under the Reliance Deferred Compensation Plan, the assets of the rabbi trust remain subject to the claims of our creditors. The balance in the Reliance Deferred Compensation Plan as of December 31, 2021 and 2020 was $40.9 million and $36.2 million, respectively. Included in the Other asset caption of the Consolidated Balance Sheets are $40.9 million of marketable securities held by the rabbi trust as of December 31, 2021 compared to $33.9 million of marketable securities held in a brokerage account as of December 31, 2020. The Company expects to contribute $2.5 million to the plan during 2022.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2021, 2020 and 2019 our contributions to these plans were $4.8 million, $5.3 million and $5.7 million, respectively. Some of the plans we participate in are in endangered, or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plans

Our wholly owned subsidiary, EMJ, maintains a qualified defined benefit pension plan (the “EMJ Defined Benefit Plan”) for certain union employees. The plan generally provides benefits of stated amounts for each year of service or provides benefits based on the participant’s hourly wage rate and years of service. The plan permits the sponsor, at any time, to amend or terminate the plan. We also maintained frozen defined benefit plans (together with the EMJ Defined Benefit Plan, the “Defined Benefit Plans”), which were merged into a single plan that was terminated during 2020, which resulted in our recognition of a $12.7 million settlement loss.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and Defined Benefit Plans:

	SERPs		Defined Benefit Plans
	2021	2020	2021	2020

	(in millions)		(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$37.5	$49.8	$76.3	$116.2
Service cost	1.0	0.9	2.2	2.1
Interest cost	0.6	1.0	1.8	2.6
Actuarial (gain) loss	(1.8)	3.1	(3.6)	7.9
Benefits paid	(0.9)	(0.9)	(2.2)	(3.3)
Plan settlements	—	(16.4)	—	(49.2)
Benefit obligation at end of year	$36.4	$37.5	$74.5	$76.3

Change in plan assets
Fair value of plan assets at beginning of year	N/A	N/A	$63.9	$107.1
Actual return on plan assets	N/A	N/A	9.2	10.5
Employer contributions	N/A	N/A	—	—
Benefits paid	N/A	N/A	(2.2)	(53.0)
Other	N/A	N/A	—	(0.7)
Fair value of plan assets at end of year	N/A	N/A	$70.9	$63.9

Funded status
Funded status of the plans	$(36.4)	$(37.5)	$(3.6)	$(12.4)

Items not yet recognized as component of net periodic pension expense
Unrecognized net actuarial losses	$10.5	$14.1	$5.6	$15.2
Unamortized prior service cost	—	—	3.4	4.0
	$10.5	$14.1	$9.0	$19.2

As of December 31, 2021 and 2020, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plans
	2021	2020	2021	2020

	(in millions)		(in millions)
Amounts recognized in the statement of financial position
Current liabilities	$(12.9)	$(0.9)	$—	$—
Noncurrent liabilities	(23.5)	(36.6)	(3.6)	(12.4)
Accumulated other comprehensive loss	10.5	14.1	9.0	19.2
Net amount recognized	$(25.9)	$(23.4)	$5.4	$6.8

The accumulated benefit obligation for the SERPs was $32.9 million and $31.2 million as of December 31, 2021 and 2020, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Accumulated benefit obligation information of our Defined Benefit Plans is presented below:

	Year Ended December 31,
	2021	2020

	(in millions)
Information for defined benefit plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets
Accumulated benefit obligation	$74.5	$76.3
Projected benefit obligation	74.5	76.3
Fair value of plan assets	70.9	63.9

Details of net periodic benefit cost related to the SERPs and Defined Benefit Plans are presented below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019

	(in millions)			(in millions)
Service cost	$1.0	$0.9	$0.9	$2.2	$2.1	$1.6
Interest cost	0.6	1.0	1.4	1.8	2.6	3.8
Expected return on plan assets	—	—	—	(3.9)	(4.4)	(5.6)
Settlement loss	—	6.7	—	—	12.7	—
Prior service cost	—	—	—	0.6	0.6	0.4
Amortization of net loss	1.8	1.9	1.0	0.8	1.1	1.3
	$3.4	$10.5	$3.3	$1.5	$14.7	$1.5

Net periodic benefit cost related to the SERPs and the Defined Benefit Plans is presented in our consolidated statements of income, as summarized below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019

	(in millions)			(in millions)
Amounts recognized in the statement of income
Warehouse, delivery, selling, general and administrative expense	$1.0	$0.9	$0.9	$2.2	$2.1	$1.6
Other expense (income), net	2.4	9.6	2.4	(0.7)	12.6	(0.1)
	$3.4	$10.5	$3.3	$1.5	$14.7	$1.5

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Weighted average assumptions to determine net cost
Discount rate	1.64%	2.63%	3.81%	2.40%	2.85%	4.06%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.25%	6.25%	6.09%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plans
	December 31,		December 31,
	2021	2020	2021	2020
Weighted average assumptions to determine benefit obligations
Discount rate	2.16%	1.60%	2.70%	2.40%
Expected long-term rate of return on plan assets	N/A	N/A	6.25%	6.25%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions of $12.9 million are expected during 2022 to the SERPs and none for the Defined Benefit Plans.

Plan Assets and Investment Policy

The weighted-average asset allocations of our Defined Benefit Plans by asset category were as follows:

	December 31,
	2021	2020
Plan Assets
Equity securities	66%	62%
Debt securities	32%	32%
Cash and cash equivalents	2%	6%
Total	100%	100%

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

The fair value measurements of the investment held by our Defined Benefit Plans fall within the following levels of the fair value hierarchy as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total

	(in millions)
December 31, 2021
Common stock(1)	$39.0	$—	$—	$39.0
U.S. government, state and agency	—	5.1	—	5.1
Corporate debt securities(2)	—	4.9	—	4.9
Mutual funds(3)	20.6	—	—	20.6
Interest bearing cash	1.3	—	—	1.3
Total investments at fair value	$60.9	$10.0	$—	$70.9

December 31, 2020
Common stock(1)	$30.6	$—	$—	$30.6
U.S. government, state and agency	—	7.4	—	7.4
Corporate debt securities(2)	—	3.9	—	3.9
Mutual funds(3)	18.4	—	—	18.4
Interest bearing cash	3.6	—	—	3.6
Total investments at fair value	$52.6	$11.3	$—	$63.9
(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded on national exchanges.

(2)	Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing values on a combination of inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

(3)	Mutual funds held are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value (NAV) and to transact at that price. The mutual funds held are deemed to be actively traded.

(4)	Certain investments, including common collective trusts, are measured at fair value using the NAV practical expedient. The fair value of these investments is excluded from the fair value hierarchy and are presented in the tables above to permit reconciliation of the investments classified within the fair value hierarchy to the total investments at fair value.

Summary Disclosures—SERPs and Defined Benefit Plan

The following is a summary of benefit payments under the SERPs and the Defined Benefit Plans, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plans

	(in millions)
2022	$12.9	$2.3
2023	0.8	2.5
2024	0.8	2.7
2025	0.8	2.9
2026	0.7	3.1
2027-2031	24.5	17.4

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Master 401(k) Plan	$21.2	$21.2	$22.7
Other Defined Contribution Plans	6.9	6.9	9.6
Deferred Compensation Plan	2.5	(0.3)	5.0
Supplemental Executive Retirement Plans	3.4	10.5	3.3
Defined Benefit Plans	1.5	14.7	1.5
	$35.5	$53.0	$42.1

Note 14. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for 62 consecutive years. Our Board of Directors increased the quarterly dividend to $0.55 per share in February 2019 from $0.50 per share, to $0.625 per share in February 2020, to $0.6875 per share in February 2021 and to $0.8750 per share in February 2022. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Share Repurchase Plan

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program that amended and restated our prior share repurchase program authorized on October 23, 2018. As of December 31, 2021, we had remaining authorization under the plan to repurchase $712.6 million of our common stock. We repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Exchange Act. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During 2021, we repurchased approximately 2.1 million shares of our common stock at an average cost of $153.55 per share, for a total of $323.5 million. During 2020, we repurchased approximately 3.7 million of our common shares at an average cost of $91.80 per share, for a total of $337.3 million. During 2019, we repurchased approximately 0.6 million shares of our common stock at an average cost of $84.33 per share, for a total of $50.0 million.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2021	$(52.7)	$(25.2)	$(77.9)
Current-year change	(2.5)	11.5	9.0
Balance as of December 31, 2021	$(55.2)	$(13.7)	$(68.9)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit adjustments are net of taxes of $3.3 million and $5.8 million as of December 31, 2021 and 2020, respectively. Income tax effects are released from accumulated other comprehensive loss and included in income tax provision as obligations of the Defined Benefit Plans and SERPs are settled. In 2020, we released $3.4 million of income tax effects related to the settlement of a frozen defined benefit plan. See Note 13—“Employee Benefits” for further information on the settlement of our frozen defined benefit plan.

Note 15. Other Expense (Income), net

Significant components of Other expense (income), net are as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Investment income from life insurance policies	$(84.6)	$(79.3)	$(74.3)
Interest expense on life insurance policy loans	85.5	79.4	73.9
Life insurance policy cost of insurance	14.4	13.4	12.8
Income from life insurance policy redemptions	(6.2)	(4.6)	(7.8)
Foreign currency transaction losses	4.0	2.3	4.1
Net periodic benefit cost—settlement loss	—	19.4	—
Net periodic benefit cost—components other than service cost and settlement loss	1.7	2.8	2.3
Income from marketable securities	(4.1)	(4.3)	(4.3)
All other, net	(7.6)	(4.4)	(7.5)
	$3.1	$24.7	$(0.8)

Note 16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2021, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $442.2 million, with amounts in 2022, 2023 and thereafter being $196.1 million, $131.0 million and $115.1 million, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Collective Bargaining Agreements

As of December 31, 2021, approximately 1,760, or 12%, of our total employees were covered by 61 collective bargaining agreements at 52 of our different locations, which expire at various times over the next five years. Approximately 400 of our employees are covered by 19 different collective bargaining agreements that will expire during 2022.

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

COVID-19 Risks and Uncertainties

The global COVID-19 outbreak and associated actions implemented by governments around the world, as well as the related increased business uncertainty and economic contraction, had an adverse impact on our financial results during 2020. We took a variety of actions during 2020 to help mitigate the financial impact, including rightsizing our inventory and reducing our workforce. Activity in many of the end markets we serve sequentially improved as 2020 progressed, however we believe our financial results for the year ended December 31, 2021 were limited by impacts of the COVID-19 pandemic and related macroeconomic effects, including, labor shortages, raw material constraints and other supply chain disruptions. Our customers and suppliers were similarly impacted by the effects of the pandemic. While our financial performance improved in each quarter of 2021, resurgences of the virus or its variants, including the Omicron variant, evolving government restrictions and requirements, including vaccination mandates, and the broader impacts of the continuing pandemic, could significantly impact our workforce and performance as well as those of our customers and suppliers, and our estimates and judgments may be subject to greater volatility than in the past.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

Note 17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019

	(in millions, except share amounts which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$1,413.0	$369.1	$701.5
Denominator:
Weighted average shares outstanding	63,217	64,328	66,885
Dilutive effect of stock-based awards	1,110	935	970
Weighted average diluted shares outstanding	64,327	65,263	67,855

Earnings per share attributable to Reliance stockholders:
Diluted	$21.97	$5.66	$10.34
Basic	$22.35	$5.74	$10.49

The computations of earnings per share for 2021, 2020 and 2019 do not include 116,206, 183,508 and 176,013 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

Note 18. Segment Information

We have one operating and reportable segment—metals service centers. All of our recent acquisitions were metals service centers and did not result in new reportable segments. Although a variety of products or services are sold at our various locations, in total, gross sales were comprised of the following in each of the three years ended December 31:

	2021	2020	2019
Carbon steel	58%	51%	52%
Stainless steel	16%	16%	14%
Aluminum	14%	19%	19%
Alloy	4%	5%	6%
Other	5%	5%	5%
Toll processing and logistics	3%	4%	4%
Total	100%	100%	100%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021

The following table summarizes consolidated financial information of our operations by geographic location based on where sales originated from:

	United States	Foreign Countries	Total

	(in millions)
Year Ended December 31, 2021:
Net sales	$13,371.7	$721.6	$14,093.3
Long-lived assets	4,971.2	404.7	5,375.9
Year Ended December 31, 2020:
Net sales	8,180.7	631.2	8,811.9
Long-lived assets	4,709.1	284.9	4,994.0
Year Ended December 31, 2019:
Net sales	10,099.2	874.6	10,973.8
Long-lived assets	4,776.7	344.2	5,120.9

Note 19. Impairment and Restructuring Charges

Our impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Intangible assets, net	$4.7	$98.5	$—
Property, plant and equipment	—	9.3	1.2
Operating lease right-of-use assets	—	0.2	—
Total impairment charges	4.7	108.0	1.2
Restructuring––cost of sales	—	38.2	—
Restructuring––SG&A	0.1	11.6	—
Total impairment and restructuring charges	$4.8	$157.8	$1.2

We recorded impairment and restructuring charges of $157.8 million in 2020, which was substantially comprised of a $137.5 million impairment and restructuring charge recognized during the first quarter of 2020 mainly due to our reduced long-term outlook for our businesses serving the energy (oil and natural gas) market and to a lesser extent charges related to the closure of  certain locations where our outlook had turned negative based on the impacts from COVID-19 and our anticipated losses on the disposition of property, plant and equipment, and inventories.

The measurement of intangible assets at fair value in 2021 and 2020 was determined using discounted cash flow techniques. The use of discounted cash flow models requires judgment and the use of inputs by management that are unobservable, including revenue forecasts, discount rates and long-term growth rates. Unobservable inputs also include the Company’s expectations of the assumptions market participants would use in pricing the eventual recovery of the oil and natural gas and aerospace industries based on the best available information in the circumstances at that time.

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2021:
Allowance for credit losses	$19.0	$9.8	$2.8	$0.7	$26.7
Year Ended December 31, 2020:
Allowance for credit losses	$17.8	$5.8	$4.6	$—	$19.0
Year Ended December 31, 2019:
Allowance for credit losses	$18.8	$3.4	$4.4	$—	$17.8
(1)	Uncollectible accounts written off.

See accompanying report of independent registered public accounting firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2021 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance Steel & Aluminum Co.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance Steel & Aluminum Co. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

February 24, 2022

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The narrative and tabular information included under the captions “Management,” and “Delinquent Section 16(a) Reports” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2022 (the “Proxy Statement”) are incorporated herein by reference.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Registrant’s Amended and Restated Bylaws.	8-K	3.2	6/1/2015
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.	8-K	3.1	2/16/2016
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.05	12/31/2019
4.06	Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	8/3/2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
4.07	First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030).	8-K	4.2	8/3/2020
10.01†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.02†	Registrant’s Supplemental Executive Retirement Plan dated January 1, 1996.	10-K	10.06	12/31/1996
10.03†	Registrant’s Amended and Restated Directors Stock Option Plan.	DEF 14A	Appendix A	4/15/2005
10.04†	Registrant’s Amended and Restated Stock Option and Restricted Stock Plan.	S-8	4.1	8/4/2006
10.05†	Form of Incentive/Non-Qualified Stock Option Agreement.	S-8	4.2	8/4/2006
10.06†	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.07†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.08†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.09†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	4/1/2011
10.10†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.11†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.12	Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto.	8-K	10.1	9/10/2020
10.13†	Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/22/2020
10.14†	Amendment No. 1 to Registrant’s Directors Equity Plan.	8-K	10.2	5/22/2020
10.15†	Registrant’s First Amendment to Deferred Compensation Plan effective December 22, 2020.	10-K	10.15	12/31/2020
21*	Subsidiaries of Registrant.
23*	Consent of Independent Registered Public Accounting Firm—KPMG LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial information from Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith. † Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

RELIANCE STEEL & ALUMINUM CO.
By:	/s/ Arthur Ajemyan
Arthur Ajemyan
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 24, 2022
Mark V. Kaminski

/s/ James D. Hoffman	Chief Executive Officer (Principal Executive Officer); Director	February 24, 2022
James D. Hoffman

/s/ Karla R. Lewis	President; Director	February 24, 2022
Karla R. Lewis

/s/ Sarah J. Anderson	Director	February 24, 2022
Sarah J. Anderson

/s/ Lisa L. Baldwin	Director	February 24, 2022
Lisa L. Baldwin

/s/ Karen W. Colonias	Director	February 24, 2022
Karen W. Colonias

/s/ Frank J. Dellaquila	Director	February 24, 2022
Frank J. Dellaquila

/s/ John G. Figueroa	Director	February 24, 2022
John G. Figueroa

/s/ Robert A. McEvoy	Director	February 24, 2022
Robert A. McEvoy

/s/ David W. Seeger	Director	February 24, 2022
David W. Seeger

/s/ Andrew G. Sharkey, III	Director	February 24, 2022
Andrew G. Sharkey, III

/s/ Douglas W. Stotlar	Director	February 24, 2022
Douglas W. Stotlar