Form 10-Q
period 2022-03-31
RELIANCE STEEL & ALUMINUM CO
filed 2022-05-05
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, 61,948,113 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	March 31,	December 31,
	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$548.0	$300.5
Accounts receivable, less allowance for credit losses of $29.6 at March 31, 2022 and $26.7 at December 31, 2021	2,078.7	1,683.0
Inventories	2,010.3	2,065.0
Prepaid expenses and other current assets	107.0	111.6
Total current assets	4,744.0	4,160.1
Property, plant and equipment:
Land	259.1	260.1
Buildings	1,281.8	1,285.0
Machinery and equipment	2,292.1	2,241.4
Accumulated depreciation	(1,981.3)	(1,949.7)
Property, plant and equipment, net	1,851.7	1,836.8
Operating lease right-of-use assets	216.4	224.6
Goodwill	2,113.0	2,107.6
Intangible assets, net	1,059.9	1,077.7
Cash surrender value of life insurance policies, net	39.1	44.9
Other assets	90.1	84.3
Total assets	$10,114.2	$9,536.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$636.2	$453.9
Accrued expenses	132.1	148.2
Accrued compensation and retirement costs	184.6	294.0
Accrued insurance costs	44.2	41.0
Current maturities of long-term debt and short-term borrowings	5.0	5.0
Current maturities of operating lease liabilities	54.9	58.6
Income taxes payable	141.3	64.3
Total current liabilities	1,198.3	1,065.0
Long-term debt	1,642.8	1,642.0
Operating lease liabilities	159.2	162.5
Deferred compensation and retirement costs	85.2	81.0
Other long-term liabilities	6.8	7.0
Deferred income taxes	483.2	484.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—61,948 at March 31, 2022 and 61,806 at December 31, 2021	0.1	0.1
Retained earnings	6,599.5	6,155.3
Accumulated other comprehensive loss	(68.3)	(68.9)
Total Reliance stockholders’ equity	6,531.3	6,086.5
Noncontrolling interests	7.4	7.2
Total equity	6,538.7	6,093.7
Total liabilities and equity	$10,114.2	$9,536.0

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$4,485.8	$2,838.4

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,098.7	1,884.7
Warehouse, delivery, selling, general and administrative (SG&A)	611.9	518.5
Depreciation and amortization	59.1	56.9
	3,769.7	2,460.1

Operating income	716.1	378.3

Other expense:
Interest expense	15.6	15.7
Other expense, net	3.3	3.6
Income before income taxes	697.2	359.0
Income tax provision	172.6	90.8
Net income	524.6	268.2
Less: net income attributable to noncontrolling interests	1.3	1.3
Net income attributable to Reliance	$523.3	$266.9

Earnings per share attributable to Reliance stockholders:
Diluted	$8.33	$4.12
Basic	$8.46	$4.19

Shares used in computing earnings per share:
Diluted	62,784	64,711
Basic	61,833	63,645

Cash dividends per share	$0.8750	$0.6875

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Net income	$524.6	$268.2
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.7	(1.2)
Postretirement benefit plan adjustments, net of tax	(0.1)	—
Total other comprehensive income (loss)	0.6	(1.2)
Comprehensive income	525.2	267.0
Less: comprehensive income attributable to noncontrolling interests	1.3	1.3
Comprehensive income attributable to Reliance	$523.9	$265.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Reliance Stockholders’ Equity
	Common Stock			Accumulated
	and Additional			Other	Non-
	Paid-in Capital		Retained	Comprehensive	controlling
	Shares	Amount	Earnings	Income (loss)	Interests	Total
Balance at January 1, 2021	63,600	$0.1	$5,193.2	$(77.9)	$7.3	$5,122.7
Net income	—	—	266.9	—	1.3	268.2
Other comprehensive loss	—	—	—	(1.2)	—	(1.2)
Dividend to noncontrolling interest holder	—	—	—	—	(2.4)	(2.4)
Stock-based compensation	107	14.7	—	—	—	14.7
Common stock withheld related to net share settlements	—	(8.2)	—	—	—	(8.2)
Cash dividends — $0.6875 per share and dividend equivalents	—	—	(44.8)	—	—	(44.8)
Balance at March 31, 2021	63,707	$6.6	$5,415.3	$(79.1)	$6.2	$5,349.0

Balance at January 1, 2022	61,806	$0.1	$6,155.3	$(68.9)	$7.2	$6,093.7
Net income	—	—	523.3	—	1.3	524.6
Other comprehensive income	—	—	—	0.6	—	0.6
Dividend to noncontrolling interest holder	—	—	—	—	(1.1)	(1.1)
Stock-based compensation	255	11.8	—	—	—	11.8
Common stock withheld related to net share settlements	—	(17.1)	—	—	—	(17.1)
Repurchase of common shares	(113)	5.3	(22.4)	—	—	(17.1)
Cash dividends — $0.875 per share and dividend equivalents	—	—	(56.7)	—	—	(56.7)
Balance at March 31, 2022	61,948	$0.1	$6,599.5	$(68.3)	$7.4	$6,538.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$524.6	$268.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59.1	56.9
Provision for credit losses	3.5	4.5
Deferred income tax benefit	(0.4)	(0.1)
Stock-based compensation expense	11.8	14.7
Other	4.9	0.4
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(399.6)	(346.2)
Inventories	54.0	(50.4)
Prepaid expenses and other assets	19.5	(4.1)
Accounts payable and other liabilities	126.6	217.9
Net cash provided by operating activities	404.0	161.8

Investing activities:
Purchases of property, plant and equipment	(66.7)	(43.7)
Proceeds from sales of property, plant and equipment	8.2	20.6
Other	(4.8)	(4.6)
Net cash used in investing activities	(63.3)	(27.7)

Financing activities:
Net short-term debt repayments	—	(0.8)
Dividends and dividend equivalents paid	(56.7)	(44.8)
Share repurchases	(17.1)	—
Payments for taxes related to net share settlements	(17.1)	(8.2)
Other	(1.1)	(2.6)
Net cash used in financing activities	(92.0)	(56.4)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.9)
Increase in cash and cash equivalents	247.5	76.8
Cash and cash equivalents at beginning of year	300.5	683.5
Cash and cash equivalents at end of period	$548.0	$760.3

Supplemental cash flow information:
Interest paid during the period	$9.6	$9.5
Income taxes paid during the period, net	$89.8	$6.9

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the quarter ended March 31, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

Inventories

The majority of our inventory is valued using the last-in, first-out (“LIFO”) method, which is not in excess of market. We estimate the effect of LIFO on interim periods by allocating the projected year-end LIFO calculation to interim periods on a pro rata basis.

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

On December 10, 2021, we acquired Admiral Metals Servicenter Company, Incorporated (“Admiral Metals”), a leading  distributor of non-ferrous metals products in the Northeastern U.S. Admiral Metals, headquartered in Woburn, Massachusetts, serves a variety of end markets, including semiconductor, automotive, medical, infrastructure, aerospace and industrial markets through its eight strategically located service centers.

On December 10, 2021, we acquired Nu-Tech Precision Metals Inc. (“Nu-Tech Precision Metals”), a custom manufacturer of specialty extruded metals, fabricated parts and welded components. Nu-Tech Precision Metals, services the nuclear energy, aerospace and defense end markets from its location near Ottawa, Ontario, Canada.

On December 17, 2021, we acquired Rotax Metals, Inc. (“Rotax Metals”), a metals service center specializing in copper, bronze and brass alloys. Located in Brooklyn, New York, Rotax Metals operates as a subsidiary of Yarde Metals, Inc., a wholly owned subsidiary of Reliance.

Included in our net sales for the quarter ended March 31, 2022 were combined net sales of $226.5 million from our 2021 acquisitions.

We funded our 2021 acquisitions with cash on hand.

The preliminary allocations of the total purchase for our 2021 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash	$1.0
Accounts receivable	107.2
Inventories	134.4
Property, plant and equipment	33.6
Operating lease right-of-use assets	29.8
Goodwill	176.5
Intangible assets subject to amortization	116.3
Intangible assets not subject to amortization	51.2
Other current and long-term assets	4.0
Total assets acquired	654.0
Deferred taxes	49.3
Operating lease liabilities	24.6
Other current and long-term liabilities	139.8
Total liabilities assumed	213.7
Net assets acquired	$440.3

The completion of the purchase price allocations for our 2021 acquisitions are pending the completion of pre-acquisition period tax returns.

Pro forma financial information for all acquisitions

The pro forma summary financial results present the consolidated results of operations as if our 2021 acquisitions had occurred as of January 1, 2021, after the effect of certain adjustments, including depreciation and amortization of certain identifiable property, plant and equipment and intangible assets, and lease cost fair value adjustments.

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2021 acquisitions been made as of January 1, 2021, or of any potential results which may occur in the future.

Three Months Ended
March 31, 2021
(in millions except per share amounts)
Pro forma:
Net sales	$3,017.3
Net income attributable to Reliance	$284.0
Earnings per share attributable to Reliance stockholders:
Diluted	$4.39
Basic	$4.46

Note 3. Revenues

The following table presents our net sales disaggregated by product and service.

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Carbon steel	$2,547.5	$1,659.2
Stainless steel	764.9	452.9
Aluminum	692.8	462.8
Alloy	183.7	117.3
Toll processing and logistics	135.1	115.6
Other and eliminations	161.8	30.6
Total	$4,485.8	$2,838.4

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2022	$2,107.6
Purchase price allocation adjustments	4.5
Foreign currency translation gain	0.9
Balance at March 31, 2022	$2,113.0

We had no accumulated impairment losses related to goodwill at March 31, 2022 and December 31, 2021.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		March 31, 2022		December 31, 2021
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$715.9	$(446.2)	$713.0	$(435.1)
Backlog of orders	7.9	24.2	(1.0)	15.8	(0.2)
Other	9.2	10.0	(9.6)	9.9	(9.4)
		750.1	(456.8)	738.7	(444.7)
Intangible assets not subject to amortization:
Trade names		766.6	—	783.7	—
		$1,516.7	$(456.8)	$1,522.4	$(444.7)

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Amortization expense for intangible assets was $12.2 million and $9.2 million for the quarters ended March 31, 2022 and 2021, respectively. Foreign currency translation gains related to intangible assets, net, were $0.4 million and $0.1 million for the quarters ended March 31, 2022 and 2021, respectively.

During the first quarter of 2022, we recorded purchase price adjustments relating to our 2021 acquisitions based on the finalization of intangible asset valuations that decreased trade name intangible assets for $16.9 million, increased the Backlog of orders intangible asset for $8.0 million and increased customer lists/relationships intangible assets for $2.7 million.

The following is a summary of estimated future amortization expense for the remaining nine months of 2022 and each of the succeeding five years:

(in millions)
2022 (remaining nine months)	$36.1
2023	44.0
2024	40.5
2025	36.3
2026	26.8
2027	26.1

Note 6. Debt

Debt consisted of the following:

	March 31,	December 31,
	2022	2021

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, maturing April 15, 2023	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	12.4	12.4
Total	1,662.4	1,662.4
Less: unamortized discount and debt issuance costs	(14.6)	(15.4)
Less: amounts due within one year and short-term borrowings	(5.0)	(5.0)
Total long-term debt	$1,642.8	$1,642.0

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility and includes a $150.0 million letter of credit sublimit. As of March 31, 2022, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we currently pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings on the revolving credit facility. As of March 31, 2022 and December 31, 2021, we had $8.3 million and $8.9 million, respectively, of letters of credit issued on the revolving credit facility.

Senior Unsecured Notes

Under the indentures for each series of our senior notes (“Indentures”), the notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. If we experience a change in control accompanied by a downgrade in our credit rating, we will be required to make an offer to repurchase each series of the notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a combined credit limit of $8.6 million is in place for an operation in Asia with an outstanding balance of $4.7 million as of March 31, 2022 and December 31, 2021, respectively.

Various industrial revenue bonds had combined outstanding balances of $7.7 million as of March 31, 2022 and December 31, 2021 and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of March 31, 2022, a total of $21.9 million of letters of credit/guarantee were issued on the facility.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2022.

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

The following is a summary of our lease cost:

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Operating lease cost	$23.0	$19.7

Supplemental cash flow and balance sheet information is presented below:

	Three Months Ended
	March 31,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$21.8	$19.6
Right-of-use assets obtained in exchange for operating lease obligations	$7.1	$11.5

	March 31,	December 31,
	2022	2021
Other lease information:
Weighted average remaining lease term—operating leases	5.9 years	5.8 years
Weighted average discount rate—operating leases	3.3%	3.3%

Maturities of operating lease liabilities as of March 31, 2022 are as follows:

(in millions)
2022 (remaining nine months)	$46.8
2023	52.3
2024	41.5
2025	29.3
2026	18.8
Thereafter	52.6
Total operating lease payments	241.3
Less: imputed interest	(27.2)
Total operating lease liabilities	$214.1

Note 8.  Income Taxes

Our effective income tax rates for the first quarters of 2022 and 2021 were 24.8% and 25.3%, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes, partially offset by the effects of company-owned life insurance policies.

Note 9. Equity

Dividends

On April 26, 2022, our Board of Directors declared the 2022 second quarter cash dividend of $0.8750 per share of common stock, payable on June 10, 2022 to stockholders of record as of May 27, 2022.

During the first quarters of 2022 and 2021, we declared and paid quarterly dividends of $0.8750 and $0.6875 per share, or $54.2 million and $43.8 million in total, respectively. In addition, we paid $2.5 million and $1.0 million in dividend equivalents with respect to vested restricted stock units during the quarters ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that have approximately 3-year vesting periods. The PSUs include the right to receive a maximum payout of two shares of our common stock based on performance goals tied to achieving a three-year return on assets result and include service criteria. We also grant the non-employee members of our Board of Directors stock awards that are fully vested on the grant date. The fair values of the RSUs, PSUs and stock awards are determined based on the closing stock price of our common stock on the grant date.

In the quarters ended March 31, 2022 and 2021, we made payments of $17.1 million and $8.2 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

A summary of the status of our unvested RSUs and PSUs as of March 31, 2022 and changes during the quarter then ended is as follows:

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value	Fair Value
	RSUs and PSUs	Per RSU	(in millions)
Unvested at January 1, 2022	831,597	$105.12
Granted(1)	305,249	187.31
Vested	(23,280)	95.87
Cancelled or forfeited	(18,607)	114.28
Unvested at March 31, 2022	1,094,959	$128.07	$257.7
Shares reserved for future grants (all plans)	1,569,117
(1)	Comprised of 56,452 RSUs granted in January 2022 with a fair value of $152.21 per unit, and 136,346 RSUs and 112,451 PSUs granted in March 2022 with a fair value of $195.28 per unit. The service-based RSUs cliff vest on December 1, 2024 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2024.

As of March 31, 2022, 59,135 equivalent shares of our common stock for vested RSUs and PSUs were unsettled.

Share Repurchase Plan

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program. As of March 31, 2022, we had remaining authorization under the plan to repurchase $695.5 million of our common stock. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We may repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During the first quarter of 2022, we repurchased 113,529 shares at an average cost of $150.97 per share, for a total of $17.1 million. We had no repurchases of our common stock in the first quarter of 2021.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	(Loss) Gain	Net of Tax	(Loss) Income
		(in millions)
Balance as of January 1, 2022	$(55.2)	$(13.7)	$(68.9)
Current-period change	0.7	(0.1)	0.6
Balance as of March 31, 2022	$(54.5)	$(13.8)	$(68.3)

Foreign currency translation adjustments have not been adjusted for income taxes. Postretirement benefit plan adjustments are net of taxes of $3.3 million as of March 31, 2022 and December 31, 2021. The income tax effects relating to our postretirement benefit plan adjustments are reflected in our income tax provision in future periods as the postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise released and recognized as a settlement loss as a result of a plan termination.

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

Risks and Uncertainties

We continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. The conflict between Russia and Ukraine, could also significantly impact the demand for our products and services, as well as those of our customers  and suppliers, and our estimates and judgments may be subject to greater volatility than in the past. Refer to Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021 for further discussion of these risks.

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$523.3	$266.9
Denominator:
Weighted average shares outstanding	61,833	63,645
Dilutive effect of stock-based awards	951	1,066
Weighted average diluted shares outstanding	62,784	64,711

Earnings per share attributable to Reliance stockholders:
Diluted	$8.33	$4.12
Basic	$8.46	$4.19

The computations of earnings per share for the quarter ended March 31, 2022 and 2021 do not include 314,042 and 452,124 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metal pricing and our results of operations, margins, profitability, impairment and restructuring charges, taxes, liquidity, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring and impairment charges, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic, as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of the COVID-19 pandemic,  and changes in worldwide and U.S. economic conditions (including as a result of COVID-19 or the ongoing conflict between Russia and Ukraine) that materially impact our customers, the demand and availability of our products and services, including further supply disruptions, labor shortages and inflation. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

We generated record financial performance in the first quarter of 2022 and in each of the previous four quarters. Outstanding operational execution of our strategies under our resilient business model during a quarter that included strong demand and ongoing strength in metals pricing once again resulted in record profitability in the face of continuing operational challenges that included volatile (though improving) metals pricing trends and limited product availability.

Certain key results for the first quarter of March 31, 2022 included the following:

●	Record quarterly net sales of $4.49 billion were up 58.0% from $2.84 billion in the first quarter of 2021.
●	Record quarterly average selling price per ton sold of $3,186.
●	Record quarterly gross profit of $1.39 billion increased 45.4% from $953.7 million in the first quarter of 2021. Our strong first quarter of 2022 gross profit margin of 30.9% declined 270 basis points compared to our record gross profit margin in the first quarter of 2021.

●	Record quarterly pretax income and margin of $697.2 million and 15.5% increased $338.2 million and 290 basis points, respectively, compared to the first quarter of 2021.
●	Record quarterly earnings per share of $8.33 was more than double our earnings per share of $4.12 in the first quarter of 2021.
●	Record first quarter cash flow from operations of $404.0 million in the first quarter of 2022 increased $242.2 million, or 149.7%, from $161.8 million in the first quarter of 2021.

Our record quarterly net sales in the first quarter of 2022 were the result of a record quarterly average selling price per ton sold that increased 57.7% compared to the first quarter of 2021 and a 0.6% increase in tons sold.

Our record profitability in the first quarter of 2022 was driven by record metals prices, fundamentally strong underlying demand in most end markets, a strong gross profit margin and careful expense control. Our gross profit margin in the first quarter of 2022 of 30.9% was strong, but declined from record quarterly gross profit margin of 33.6% in the first quarter of 2021 as our inventory costs approached replacement costs. Our same-store SG&A expense in the first quarter of  2022 increased $70.1 million, or 13.5%, compared to the first quarter of 2021 due to higher variable expenses associated with inflationary impacts for wages, fuel, freight and packaging costs and to a lesser extent higher incentive-based compensation attributable to our record gross profit and pretax income.

We generated record first quarter cash flow from operations of $404.0 million in the first quarter of 2022 compared to $161.8 million of cash flow from operations in the first quarter of 2021 as a result of our increased profitability.

We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation and $1.5 billion revolving credit facility with no borrowings outstanding will support our continued prudent use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

We believe our industry-leading results are due to our unique business model and the strong operational execution of our strategies. We believe our business model characteristics, including broad end market exposure, a wide geographical footprint, diverse product offerings, significant value-added processing capabilities, and focus on small order sizes and when-needed delivery differentiate us from our industry peers. We believe these unique business model characteristics and strong operational execution of our strategies that include pricing discipline, concentrating on higher margin business and cross selling inventory within our operating locations enabled us to persevere during the pandemic in 2020 and were the cornerstone of our record quarterly financial results in each of the past five quarters.

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

On December 10, 2021, we acquired Admiral Metals Servicenter Company, Incorporated (“Admiral Metals”), a leading  distributor of non-ferrous metals products in the Northeastern U.S. Admiral Metals, headquartered in Woburn,  Massachusetts, serves a variety of end markets, including semiconductor, automotive, medical, infrastructure, aerospace and industrial markets through its eight strategically located service centers.

On December 10, 2021, we acquired Nu-Tech Precision Metals Inc. (“Nu-Tech Precision Metals”), a custom manufacturer of specialty extruded metals, fabricated parts and welded components. Nu-Tech Precision Metals, services the nuclear energy, aerospace and defense end markets from its location near Ottawa, Ontario, Canada.

On December 17, 2021, we acquired Rotax Metals, Inc. (“Rotax Metals”), a metals service center specializing in copper, bronze and brass alloys. Located in Brooklyn, New York, Rotax Metals operates as a subsidiary of Yarde Metals, Inc., a wholly owned subsidiary of Reliance.

Included in our net sales for the first quarter of 2022 were combined net sales of $226.5 million from our 2021 acquisitions.

We funded our 2021 acquisitions with cash on hand.

Results of Operations

The following table sets forth certain income statement data for the first quarters of 2022 and 2021 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended March 31,
	2022		2021
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$4,485.8	100.0%	$2,838.4	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	3,098.7	69.1	1,884.7	66.4
Gross profit(2)	1,387.1	30.9	953.7	33.6
Warehouse, delivery, selling, general and administrative expense (SG&A)	611.9	13.6	518.5	18.3
Depreciation expense	46.9	1.0	47.7	1.7
Amortization expense	12.2	0.3	9.2	0.3
Operating income	$716.1	16.0%	$378.3	13.3%
(1)	Cost of sales in the first quarter of 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments for our 2021 acquisitions.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

First Quarter Ended March 31, 2022 Compared to First Quarter Ended March 31, 2021

Net Sales

	Three Months Ended
	March 31,		Dollar	Percentage
	2022	2021	Change	Change

	(in millions)
Net sales	$4,485.8	$2,838.4	$1,647.4	58.0%
Net sales, same-store	$4,259.3	$2,838.4	$1,420.9	50.1%

	Three Months Ended
	March 31,			Percentage
	2022	2021	Change	Change

	(tons in thousands)
Tons sold	1,417.7	1,409.7	8.0	0.6%
Tons sold, same-store	1,374.2	1,409.7	(35.5)	(2.5)%

	Three Months Ended
	March 31,		Price	Percentage
	2022	2021	Change	Change
Average selling price per ton sold	$3,186	$2,020	$1,166	57.7%
Average selling price per ton sold, same-store	$3,116	$2,020	$1,096	54.3%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes insignificant intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2021 acquisitions.

Our net sales in the first quarter of 2022 were the highest in our history due to a record quarterly average selling price per ton sold and a modest increase in tons sold compared to the first quarter of 2021. During the months of January and February, prices for certain carbon and stainless steel products fell sharply, and certain customers adjusted their purchasing patterns due to the uncertainty surrounding the direction of metals prices. The Omicron surge in January and to a lesser extent in February further decreased demand by exacerbating existing labor and other supply chain disruptions on us, our customers and suppliers. In early March, these trends and headwinds subsided and metal prices increasing significantly, mainly for the aluminum and stainless steel products we sell, and our shipment levels accelerated with our March daily tons sold being the highest since the start of the pandemic.

Since we primarily purchase and sell our inventories in the spot market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. Our same-store average selling price per ton sold in the first quarter of 2022 was significantly higher than the first quarter of 2021 mainly due to several significant mill price increases for our major product categories.

The mix of products sold can also have an impact on our average selling prices. As carbon steel sales represented approximately 55% of our gross sales for the first quarter of 2022, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

		Same-store
	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold

	(percentage change)
Carbon steel	56.3%	55.8%
Stainless steel	57.4%	57.7%
Aluminum	32.8%	33.7%
Alloy	35.5%	35.5%

Cost of Sales

	Three Months Ended
	March 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$3,098.7	69.1%	$1,884.7	66.4%	$1,214.0	64.4%

The increase in cost of sales in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to a higher average cost per ton sold and to a lesser extent, higher tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in the first quarter of 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions.

In addition, adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in expenses of $37.5 million and $100.0 million in the first quarters of 2022 and 2021, respectively. As of March 31, 2022, the LIFO method inventory valuation reserve on our balance sheet was $857.9 million.

Gross Profit

	Three Months Ended
	March 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit	$1,387.1	30.9%	$953.7	33.6%	$433.4	45.4%

We generated record gross profit in the first quarter of 2022 mainly as a result of a record quarterly average selling price per ton sold, a strong gross profit margin and a slight increase in tons sold compared to the first quarter of 2021.

Gross profit in the first quarter of 2022 was reduced by $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions. Excluding the impact of the non-recurring amortization, our gross profit margin declined 250 basis points in the first quarter of 2022 compared to the first quarter of 2021. The decline in our gross profit margin was mainly due to our inventory costs approaching replacement costs. See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	Three Months Ended
	March 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$611.9	13.6%	$518.5	18.3%	$93.4	18.0%
SG&A expense, same-store	$588.6	13.8%	$518.5	18.3%	$70.1	13.5%
Depreciation & amortization expense	$59.1	1.3%	$56.9	2.0%	$2.2	3.9%

Our same-store SG&A expense increase was due to higher variable expenses associated with inflationary impacts for wages, fuel, freight and packaging costs and to a lesser extent higher incentive-based compensation attributable to our record gross profit and pretax income. The decrease in our SG&A expense as a percentage of sales in the first quarter of 2022 compared to the first quarter of 2021 was mainly due to our record net sales.

Operating Income

	Three Months Ended
	March 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$716.1	16.0%	$378.3	13.3%	$337.8	89.3%

The increase in our operating income in the first quarter of 2022 compared to the first quarter of 2021 was due to record gross profit, as a result of a record quarterly average selling price per ton sold, fundamentally strong demand and a strong gross profit margin, that was partially offset by inflationary increases in certain SG&A expenses and higher incentive compensation. The increase in our operating margin in the first quarter of 2022 was mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite an increase in our SG&A expense.

Income Tax Rate

Our effective income tax rate for the first quarter of 2022 was 24.8%, compared to 25.3% in the same 2021 period. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes partially offset by the effects of company-owned life insurance policies.

Net Income

	Three Months Ended
	March 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance	$523.3	11.7%	$266.9	9.4%	$256.4	96.1%

The increase in our net income and net income margin in the first quarter of 2022 compared to the first quarter of 2021 were mainly due to increased operating income and operating income margin as a result of record gross profit and a strong gross profit margin partially offset by higher SG&A expense.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $404.0 million in the first quarter of 2022 was the highest first quarter result in our history; increasing $242.2 million, or 149.7%, from $161.8 million in the first quarter of 2021. The increase in our operating cash flow was mainly the result of cash generated from our record profitability. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of March 31, 2022 and 2021, our days sales outstanding rate was 39.1 days and 41.1 days, respectively. Our inventory turn rate (based on tons) during the first quarter of 2022 was 4.4 times (or 2.7 months on hand), compared to 5.4 times (or 2.2 months on hand) in the first quarter of 2021.

Income taxes paid were $89.8 million in the first quarter of 2022, a significant increase from $6.9 million in the first quarter of 2021, mainly due to the first quarter of 2022 including income tax extension payments for the 2021 tax year compared to the first quarter of 2021 that did not include similar income tax extension payments.

Investing Activities

Net cash used in investing activities was $63.3 million in the first quarter of 2022 compared to $27.7 million in the first quarter of 2021 and was substantially comprised of our capital expenditures partially offset by proceeds from sales of property, plant and equipment. Capital expenditures were $66.7 million in the first quarter of 2022 compared to $43.7 million in the first quarter of 2021. The majority of our first quarter 2022 and 2021 capital expenditures related to growth initiatives. Proceeds from sales of property, plant and equipment were $8.2 million in the first quarter of 2022 compared to $20.6 million in the same period in 2021. Our proceeds from sales of property, plant and equipment included $7.4 million of proceeds and $2.0 million of gains from sales of non-core assets in the first quarter of 2022 compared to $20.0 million of proceeds and $2.0 million of gains from similar sales in the first quarter of 2021.

Financing Activities

Net cash used in financing activities of $92.0 million in the first quarter of 2022 decreased from $56.4 million net cash used in the first quarter of 2021 mainly due to share repurchases and increased payments for dividends and taxes relating to net share settlements of restricted stock units. In the first quarter of 2022, we spent $17.1 million to repurchase shares of our common stock compared to no repurchases in the first quarter of 2021. Our other shareholder return activities included increased dividend payments of $56.7 million in the first quarter of 2022 compared to $44.8 million in the first quarter of 2021. In addition, in the first quarter of 2022, we spent $17.1 million on taxes relating to net share settlements of restricted stock units compared to $8.2 million in the first quarter of 2021.

On April 26, 2022, our Board of Directors declared the 2022 second quarter cash dividend of $0.8750 per share. We have increased our quarterly dividend 29 times since our IPO in 1994, with the most recent increase of 27.3% from $0.6875 per share to $0.8750 per share effective in the first quarter of 2022. We have paid quarterly cash dividends on our common stock for 63 consecutive years and have never reduced or suspended our regular quarterly dividend.

On July 20, 2021, our Board of Directors authorized a $1.0 billion share repurchase program. As of March 31, 2022, we had remaining authorization under the plan to repurchase $695.5 million of our common stock. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We may repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

During the first quarter of 2022, we repurchased 113,529 shares of our common stock at an average cost of $150.97 per share, for a total of $17.1 million, compared to no repurchases in the first quarter of 2021.

Since the inception of our share repurchase programs in 1994 through March 31, 2022, we have repurchased approximately 35.0 million shares at an average cost of $54.88 per share, for a total of $1.92 billion, including approximately 12.9 million shares repurchased over the past five years at an average cost of $96.02, for a total of $1.24 billion. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and shareholder return activities over the next 12 months and beyond. Our total outstanding debt as of March 31, 2022 was $1.66 billion, which was consistent with December 31, 2021. As of March 31, 2022, we had no outstanding borrowings on the revolving credit facility. As of March 31, 2022, we had $548.0 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as total debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 14.4%, down from 18.1% as of December 31, 2021.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility and includes a $150.0 million letter of credit sublimit. As of March 31, 2022, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.25% or the bank prime rate plus 0.25% and we currently pay a commitment fee at an annual rate of 0.20% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

A revolving credit facility with a combined credit limit of $8.6 million is in place for an operation in Asia with an outstanding balance of $4.7 million as of March 31, 2022 and December 31, 2021, respectively.

During the first quarter of 2022, we increased our 2022 capital expenditure budget, including unspent amounts from prior years, to $455 million from $350 million. Our actual capital expenditure spending over the next 12 months is ultimately dependent on market conditions, lead times and availability of property, plant and equipment when the capital project is initiated.

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

Various industrial revenue bonds had combined outstanding balances of $7.7 million as of March 31, 2022 and December 31, 2021 and have maturities through 2027.

As of March 31, 2022, we had $911.4 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due. In addition to funds generated from operations and funds available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares of our common stock. Additionally, we believe our investment grade credit ratings enhance our ability to effectively raise capital, if needed. We expect to continue our acquisition and internal growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

We were in compliance with all financial maintenance covenants in our Credit Agreement at March 31, 2022.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at March 31, 2022, or approximately 21% of total assets and 32% of total equity. Additionally, other intangible assets, net amounted to $1.06 billion at March 31, 2022, or approximately 10% of total assets and 16% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

During the quarter ended March 31, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Website Disclosure

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.investor.rsac.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at www.investor.rsac.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates and metals pricing, demand and availability. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion on quantitative and qualitative disclosures about market risk.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934.

Our share repurchase activity for the first quarter of 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value That May Yet Be Purchased Under the Plan(1)
January 1 - January 31, 2022	102,858	$149.05	102,858	$697,285,313
February 1 - February 28, 2022	10,671	$169.53	10,671	$695,476,225
March 1 - March 31, 2022	—	$—	—	$695,476,225
Total	113,529	$150.97	113,529
(1)	Share repurchases were made through a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 or Rule 10b-18 under the Securities Exchange Act of 1934. All repurchases shown above were made under the $1.0 billion share repurchase program authorized by our Board of Directors on July 20, 2021. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: May 5, 2022	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)