Form 10-Q
period 2022-06-30
RELIANCE STEEL & ALUMINUM CO
filed 2022-08-04
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-13122

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1142616 (I.R.S. Employer Identification No.)

16100 N. 71st Street, Suite 400

Scottsdale, Arizona 85254

(Address of principal executive offices, including zip code)

(480) 564-5700

(Registrant’s telephone number, including area code)

350 South Grand Avenue, Suite 5100

Los Angeles, California 90071

(Former name, former address, and former fiscal year, if changed since last report)

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

As of July 29, 2022, 60,294,131 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	June 30,	December 31,
	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$504.5	$300.5
Accounts receivable, less allowance for credit losses of $31.8 at June 30, 2022 and $26.7 at December 31, 2021	2,053.3	1,683.0
Inventories	2,352.1	2,065.0
Prepaid expenses and other current assets	106.2	111.6
Income taxes receivable	7.8	—
Total current assets	5,023.9	4,160.1
Property, plant and equipment:
Land	260.7	260.1
Buildings	1,298.6	1,285.0
Machinery and equipment	2,346.0	2,241.4
Accumulated depreciation	(2,017.0)	(1,949.7)
Property, plant and equipment, net	1,888.3	1,836.8
Operating lease right-of-use assets	221.5	224.6
Goodwill	2,109.4	2,107.6
Intangible assets, net	1,045.8	1,077.7
Cash surrender value of life insurance policies, net	32.5	44.9
Other assets	81.3	84.3
Total assets	$10,402.7	$9,536.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$663.8	$453.9
Accrued expenses	175.8	148.2
Accrued compensation and retirement costs	222.9	294.0
Accrued insurance costs	39.5	41.0
Current maturities of long-term debt and short-term borrowings	509.7	5.0
Current maturities of operating lease liabilities	53.9	58.6
Income taxes payable	—	64.3
Total current liabilities	1,665.6	1,065.0
Long-term debt	1,138.0	1,642.0
Operating lease liabilities	166.8	162.5
Deferred compensation and retirement costs	80.2	81.0
Other long-term liabilities	6.9	7.0
Deferred income taxes	482.1	484.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—60,869 at June 30, 2022 and 61,806 at December 31, 2021	0.1	0.1
Retained earnings	6,942.5	6,155.3
Accumulated other comprehensive loss	(88.3)	(68.9)
Total Reliance stockholders’ equity	6,854.3	6,086.5
Noncontrolling interests	8.8	7.2
Total equity	6,863.1	6,093.7
Total liabilities and equity	$10,402.7	$9,536.0

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$4,681.2	$3,418.8	$9,167.0	$6,257.2

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,185.8	2,336.6	6,284.5	4,221.3
Warehouse, delivery, selling, general and administrative (SG&A)	648.6	563.3	1,260.5	1,081.8
Depreciation and amortization	59.3	58.5	118.4	115.4
	3,893.7	2,958.4	7,663.4	5,418.5

Operating income	787.5	460.4	1,503.6	838.7

Other expense:
Interest expense	15.6	15.7	31.2	31.4
Other expense, net	9.3	0.6	12.6	4.2
Income before income taxes	762.6	444.1	1,459.8	803.1
Income tax provision	188.7	113.9	361.3	204.7
Net income	573.9	330.2	1,098.5	598.4
Less: net income attributable to noncontrolling interests	1.1	1.1	2.4	2.4
Net income attributable to Reliance	$572.8	$329.1	$1,096.1	$596.0

Earnings per share attributable to Reliance stockholders:
Diluted	$9.15	$5.08	$17.49	$9.20
Basic	$9.29	$5.17	$17.75	$9.36

Shares used in computing earnings per share:
Diluted	62,594	64,793	62,688	64,752
Basic	61,657	63,663	61,744	63,654

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$573.9	$330.2	$1,098.5	$598.4
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(20.0)	4.5	(19.3)	3.3
Postretirement benefit plan adjustments, net of tax	—	—	(0.1)	—
Total other comprehensive (loss) income	(20.0)	4.5	(19.4)	3.3
Comprehensive income	553.9	334.7	1,079.1	601.7
Less: Comprehensive income attributable to noncontrolling interests	1.1	1.1	2.4	2.4
Comprehensive income attributable to Reliance	$552.8	$333.6	$1,076.7	$599.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total equity, beginning balance	$6,538.7	$5,349.0	$6,093.7	$5,122.7

Common stock and additional paid-in capital:
Beginning balance	0.1	6.6	0.1	0.1
Stock-based compensation	18.0	23.2	29.8	37.9
Common stock withheld related to net share settlements	—	(0.1)	(17.1)	(8.3)
Repurchase of common shares	(18.0)	(24.0)	(12.7)	(24.0)
Ending balance	0.1	5.7	0.1	5.7

Retained earnings:
Beginning balance	6,599.5	5,415.3	6,155.3	5,193.2
Net income	572.8	329.1	1,096.1	596.0
Cash dividends and dividend equivalents	(53.9)	(43.8)	(110.6)	(88.6)
Repurchase of common shares	(175.9)	—	(198.3)	—
Ending balance	6,942.5	5,700.6	6,942.5	5,700.6

Accumulated other comprehensive loss:
Beginning balance	(68.3)	(79.1)	(68.9)	(77.9)
Other comprehensive (loss) income	(20.0)	4.5	(19.4)	3.3
Ending balance	(88.3)	(74.6)	(88.3)	(74.6)

Total Reliance stockholders' equity, ending balance	6,854.3	5,631.7	6,854.3	5,631.7

Noncontrolling interests:
Beginning balance	7.4	6.2	7.2	7.3
Comprehensive income	1.1	1.1	2.4	2.4
Capital contribution	0.3	—	0.3	—
Dividend paid	—	—	(1.1)	(2.4)
Ending balance	8.8	7.3	8.8	7.3

Total equity, ending balance	$6,863.1	$5,639.0	$6,863.1	$5,639.0

Dividends declared per share	$0.875	$0.6875	$1.75	$1.375

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$1,098.5	$598.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.4	115.4
Provision for credit losses	6.6	6.7
Deferred income tax benefit	(0.7)	(0.2)
Stock-based compensation expense	29.8	37.9
Net loss on life insurance policies and deferred compensation plan assets	15.4	2.3
Other	3.1	(4.0)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(380.6)	(568.3)
Inventories	(291.2)	(217.8)
Prepaid expenses and other assets	29.2	32.1
Accounts payable and other liabilities	45.7	260.9
Net cash provided by operating activities	674.2	263.4

Investing activities:
Purchases of property, plant and equipment	(154.2)	(123.8)
Proceeds from sales of property, plant and equipment	9.2	26.1
Other	(4.4)	(0.9)
Net cash used in investing activities	(149.4)	(98.6)

Financing activities:
Net short-term debt repayments	(0.8)	(0.8)
Dividends and dividend equivalents paid	(110.6)	(88.6)
Share repurchases	(211.0)	(24.0)
Payments for taxes related to net share settlements	(17.1)	(8.3)
Other	23.0	(0.7)
Net cash used in financing activities	(316.5)	(122.4)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	1.7
Increase in cash and cash equivalents	204.0	44.1
Cash and cash equivalents at beginning of year	300.5	683.5
Cash and cash equivalents at end of period	$504.5	$727.6

Supplemental cash flow information:
Interest paid during the period	$30.3	$30.3
Income taxes paid during the period, net	$427.2	$181.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

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

Recently Issued Accounting Standards—Not Yet Adopted

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. To the extent that, prior to December 31, 2022, we enter into any contract modifications for which the optional expedients are applied, the adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

Note 2.  Acquisitions

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of Merfish United, Inc., Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand. Included in our net sales for the six months ended June 30, 2022 were combined net sales of $473.7 million from our 2021 acquisitions.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

	(in millions, except per share amounts)
Pro forma:
Net sales	$3,662.3	$6,679.6
Net income attributable to Reliance	$371.7	$655.7
Earnings per share attributable to Reliance stockholders:
Diluted	$5.74	$10.13
Basic	$5.84	$10.30

Note 3. Revenues

The following table presents our net sales disaggregated by product and service.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Carbon steel	$2,625.8	$2,098.1	$5,173.3	$3,757.3
Stainless steel	807.1	539.5	1,572.0	992.4
Aluminum	716.8	498.8	1,409.6	961.6
Alloy	196.6	134.9	380.3	252.2
Toll processing and logistics	140.2	115.6	275.3	231.2
Other and eliminations	194.7	31.9	356.5	62.5
Total	$4,681.2	$3,418.8	$9,167.0	$6,257.2

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2022	$2,107.6
Purchase price allocation adjustments	4.5
Foreign currency translation loss	(2.7)
Balance at June 30, 2022	$2,109.4

We had no accumulated impairment losses related to goodwill at June 30, 2022 and December 31, 2021.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		June 30, 2022		December 31, 2021
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$714.7	$(457.0)	$713.0	$(435.1)
Backlog of orders	7.9	23.4	(1.7)	15.8	(0.2)
Other	9.1	10.0	(9.6)	9.9	(9.4)
		748.1	(468.3)	738.7	(444.7)
Intangible assets not subject to amortization:
Trade names		766.0	—	783.7	—
		$1,514.1	$(468.3)	$1,522.4	$(444.7)

Certain prior year amounts have been reclassified for consistency with the current period presentation.

Amortization expense for intangible assets was $24.3 million and $18.4 million for the six months ended June 30, 2022 and 2021, respectively. Foreign currency translation losses related to intangible assets, net, were $1.6 million for the six months ended June 30, 2022 compared to foreign currency translation gains of $0.2 million for the six months ended June 30, 2021.

During the first quarter of 2022, we recorded purchase price adjustments relating to our 2021 acquisitions based on the finalization of intangible asset valuations that decreased trade name intangible assets for $16.9 million, increased the Backlog of orders intangible asset for $8.0 million and increased customer lists/relationships intangible assets for $2.7 million.

The following is a summary of estimated future amortization expense for the remaining six months of 2022 and each of the succeeding five years:

(in millions)
2022 (remaining six months)	$23.9
2023	43.8
2024	40.3
2025	36.1
2026	26.6
2027	26.0

Note 6. Debt

Debt consisted of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, maturing April 15, 2023	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	11.4	12.4
Total	1,661.4	1,662.4
Less: unamortized discount and debt issuance costs	(13.7)	(15.4)
Less: amounts due within one year and short-term borrowings	(509.7)	(5.0)
Total long-term debt	$1,138.0	$1,642.0

The weighted average interest rate on the Company’s outstanding borrowings as of June 30, 2022 and December 31, 2021 was 3.82% and 3.83%, respectively.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility and includes a $150.0 million letter of credit sublimit. As of June 30, 2022, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of June 30, 2022 and December 31, 2021, we had no outstanding borrowings on the revolving credit facility. As of June 30, 2022 and December 31, 2021, we had $8.3 million and $8.9 million, respectively, of letters of credit issued on the revolving credit facility.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a combined credit limit of $8.1 million is in place for an operation in Asia with an outstanding balance of $3.7 million and $4.7 million as of June 30, 2022 and December 31, 2021, respectively.

Various industrial revenue bonds had combined outstanding balances of $7.7 million as of June 30, 2022 and December 31, 2021 and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of June 30, 2022, a total of $24.5 million of letters of credit/guarantee were issued on the facility.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2022.

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

The following is a summary of our lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Operating lease cost	$23.6	$19.3	$46.6	$39.0

Supplemental cash flow and balance sheet information is presented below:

	Six Months Ended
	June 30,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$43.9	$39.1
Right-of-use assets obtained in exchange for operating lease obligations	$27.7	$33.0

	June 30,	December 31,
	2022	2021
Other lease information:
Weighted average remaining lease term—operating leases	6.1 years	5.8 years
Weighted average discount rate—operating leases	3.3%	3.3%

Maturities of operating lease liabilities as of June 30, 2022 are as follows:

(in millions)
2022 (remaining six months)	$30.9
2023	54.3
2024	44.2
2025	31.9
2026	21.1
Thereafter	66.0
Total operating lease payments	248.4
Less: imputed interest	(27.7)
Total operating lease liabilities	$220.7

Note 8.  Income Taxes

Our effective income tax rate for each of the second quarter and six months ended June 30, 2022 was 24.7%, compared to 25.6% and 25.5% in the comparable 2021 periods, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes, partially offset by the effects of company-owned life insurance policies.

Note 9. Equity

Dividends

On July 26, 2022, our Board of Directors declared the 2022 third quarter cash dividend of $0.875 per share of common stock, payable on September 2, 2022 to stockholders of record as of August 19, 2022.

During the second quarters of 2022 and 2021, we declared and paid quarterly dividends of $0.875 and $0.6875 per share, or $53.9 million and $43.8 million in total, respectively. During the six months ended June 30, 2022 and 2021, we declared and paid aggregate quarterly dividends of $1.75 and $1.375 per share, or $108.1 million and $87.6 million in total, respectively. In addition, we paid $2.5 million and $1.0 million in dividend equivalents with respect to vested restricted stock units during the six months ended June 30, 2022 and 2021, respectively.

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

In the six months ended June 30, 2022 and 2021, we made payments of $17.1 million and $8.3 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlement of vested RSUs.

A summary of the status of our unvested RSUs and PSUs as of June 30, 2022 and changes during the six months then ended is as follows:

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value	Fair Value
	RSUs and PSUs	Per RSU	(in millions)
Unvested at January 1, 2022	831,597	$105.12
Granted(1)	305,249	187.31
Vested	(24,363)	95.75
Cancelled or forfeited	(21,873)	116.61
Unvested at June 30, 2022	1,090,610	$128.10	$249.4
Shares reserved for future grants (all plans)	1,566,598
(1)	Comprised of 56,452 RSUs granted in January 2022 with a fair value of $152.21 per unit, and 136,346 RSUs and 112,451 PSUs granted in March 2022 with a fair value of $195.28 per unit. The service-based RSUs cliff vest on December 1, 2024 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2024.

As of June 30, 2022, 58,618 equivalent shares of our common stock for vested RSUs and PSUs were unsettled.

Share Repurchase Plan

Our share repurchase activity during the six months ended June 30, 2022 and 2021 was as follows:

	2022			2021
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	113,529	$150.97	$17.1	—	$—	$—
Second quarter	1,085,635	178.61	193.9	147,016	163.50	24.0
	1,199,164	$176.00	$211.0	147,016	$163.50	$24.0

Our share repurchases in the six months ended June 30, 2022 were made under the $1.0 billion share repurchase program authorized by our Board of Directors on July 20, 2021. Subsequent to quarter end, we repurchased an additional 581,648 shares at an average cost of $171.94 per share, for a total of $100.0 million, resulting in $401.6 million remaining authorized under the plan as of July 25, 2022; on July 26, 2022, our Board of Directors again increased the repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We may repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2022	$(55.2)	$(13.7)	$(68.9)
Current-period change	(19.3)	(0.1)	(19.4)
Balance as of June 30, 2022	$(74.5)	$(13.8)	$(88.3)

Foreign currency translation adjustments have not been adjusted for income taxes. Postretirement benefit plan adjustments are net of taxes of $3.3 million as of June 30, 2022 and December 31, 2021. The income tax effects relating to our postretirement benefit plan adjustments are reflected in our income tax provision in future periods as the postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise released and recognized as a loss as a result of a plan settlement.

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

Risks and Uncertainties

We continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. In addition to COVID-19, the conflict between Russia and Ukraine and macroeconomic disruptions such as inflation and the potential for an economic recession or slowdown could also significantly impact the demand for our products and services, as well as those of our customers and suppliers, and our estimates and judgments may be subject to greater volatility than in the past. Refer to Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021 for further discussion of risks that could adversely affect our estimates and judgments.

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$572.8	$329.1	$1,096.1	$596.0
Denominator:
Weighted average shares outstanding	61,657	63,663	61,744	63,654
Dilutive effect of stock-based awards	937	1,130	944	1,098
Weighted average diluted shares outstanding	62,594	64,793	62,688	64,752

Earnings per share attributable to Reliance stockholders:
Diluted	$9.15	$5.08	$17.49	$9.20
Basic	$9.29	$5.17	$17.75	$9.36

The computations of earnings per share for the six months ended June 30, 2022 and 2021 do not include 162,116 and 230,186 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metal pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation and the possibility of an economic recession or slowdown, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring and impairment charges, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic, as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of the COVID-19 pandemic, and changes in worldwide and U.S. political and economic conditions (including as a result of COVID-19, an economic recession or the ongoing conflict between Russia and Ukraine) that materially impact our customers, the demand and availability of our products and services, including further supply disruptions, labor shortages and inflation. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

We generated record quarterly financial performance in the second quarter of 2022 for the sixth consecutive quarter as a result of continued elevated metals pricing and outstanding operational execution of our strategies under our business model, which continues to prove resilient amidst challenging macroeconomic circumstances bolstered by our diverse array of products, end markets and geographies, as well as consistent support from our domestic suppliers and deep-rooted relationships with our customers.

Certain key results for the second quarter and six months ended June 30, 2022 included the following:

●	Record quarterly net sales of $4.68 billion were up 36.9% from the second quarter of 2021. Net sales of $9.17 billion in the six months ended June 30, 2022 were up 46.5% from the same period in 2021.
●	Record quarterly average selling price per ton sold of $3,240.

●	Our gross profit in the second quarter (also a quarterly record) and six months ended June 30, 2022 increased 38.2% and 41.6%, respectively, from the same periods in 2021 due to record metals pricing that offset the impact of lower gross margins in the 2022 periods. Our gross profit margin for the six months ended June 30, 2022 declined 110 basis points from the same period in 2021, mainly due to a record gross profit margin of 33.6% in the first quarter of 2021, which benefited from rapid and significant increases in metals prices and limited metal supply.
●	Record quarterly earnings per share of $9.15 were up 80.1% from the second quarter of 2021. Earnings per share of $17.49 in the six months ended June 30, 2022 were up 90.1% from the same period in 2021.
●	$193.9 million of share repurchases in the second quarter of 2022 compared to $24.0 million in the second quarter of 2021.

Our record quarterly net sales in the second quarter of 2022 were the result of a record quarterly average selling price per ton sold that increased 34.0% compared to the second quarter of 2021 and a 2.2% increase in tons sold. Our net sales for the six months ended June 30, 2022 were the result of a 44.7% increase in our average selling price per ton sold and a 1.4% increase in tons sold.

We experienced ongoing healthy demand across all of our end markets. However, our tons sold and tons toll processed continue to be limited by macroeconomic challenges including inflation, recessionary concerns and labor and supply-related pressures.  Despite our sequential record financial performance since the first quarter of 2021, our tons sold in the second quarter of 2022 remained below pre-pandemic levels in 2019.

Our record profitability in the second quarter of 2022 was driven by record metals prices, ongoing strength in demand for most of the products we sell across most of the end markets we serve, a strong gross profit margin and careful expense control. Our gross profit margin in the second quarter of 2022 of 31.9% increased 20 basis points from the second quarter of 2021. Our same-store SG&A expense in the second quarter and six months ended June 30, 2022 increased $64.8 million, or 11.5%, and $134.9 million, or 12.5%, from the same periods in 2021. Our SG&A expense levels continue to increase from inflationary impacts for wages, fuel, freight and packaging costs and to a lesser extent higher incentive-based compensation attributable to our sequential gross profit and pretax income record results. Despite increases in our SG&A expense, record metals pricing decreased our SG&A expense as a percentage of sales and resulted in record operating income and pretax income margins.

Our cash flow from operations of $674.2 million in the six months ended June 30, 2022 increased $410.8 million compared to the same period in 2021, relatively in-line with the increase in net income of $500.1 million over the same period, demonstrating the high cash flow conversion present in our business.

We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation and $1.5 billion revolving credit facility with no borrowings outstanding will support our continued prudent use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

We believe our industry-leading results are due to our unique business model and the strong execution of our strategies. We believe our business model characteristics, including broad end market exposure, a wide geographical footprint, diverse product offerings, significant value-added processing capabilities, strong relationships with suppliers, and focus on small order sizes and when-needed delivery differentiate us from our industry peers. We believe these unique business model characteristics and strong operational execution of our strategies that include pricing discipline, concentrating on higher margin business and cross selling inventory within our operating locations enabled us to persevere during the pandemic in 2020 and were the cornerstone of our record quarterly financial results in each of the past six quarters.

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of Merfish United, Inc., Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand. Included in our net sales for the six months ended June 30, 2022 were combined net sales of $473.7 million from our 2021 acquisitions.

Results of Operations

The following table sets forth certain income statement data for the second quarter and six months ended June 30, 2022 and 2021 (dollars are shown in millions and certain amounts may not calculate due to rounding):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$4,681.2	100.0%	$3,418.8	100.0%	$9,167.0	100.0%	$6,257.2	100.0%
Cost of sales (exclusive of depreciation and amortization expenses shown below)(1)	3,185.8	68.1	2,336.6	68.3	6,284.5	68.6	4,221.3	67.5
Gross profit(2)	1,495.4	31.9	1,082.2	31.7	2,882.5	31.4	2,035.9	32.5
Warehouse, delivery, selling, general and administrative expense (SG&A)	648.6	13.9	563.3	16.5	1,260.5	13.8	1,081.8	17.3
Depreciation expense	47.2	1.0	49.3	1.4	94.1	1.0	97.0	1.6
Amortization expense	12.1	0.3	9.2	0.3	24.3	0.3	18.4	0.3
Operating income	$787.5	16.8%	$460.4	13.5%	$1,503.6	16.4%	$838.7	13.4%
(1)	Cost of sales in the six months ended June 30, 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments for our 2021 acquisitions.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Second Quarter and Six Months Ended June 30, 2022 Compared to Second Quarter and Six Months Ended June 30, 2021

Net Sales

	June 30,		Dollar	Percentage
	2022	2021	Change	Change

	(in millions)
Net sales (three months ended)	$4,681.2	$3,418.8	$1,262.4	36.9%
Net sales, same-store (three months ended)	$4,433.9	$3,418.8	$1,015.1	29.7%
Net sales (six months ended)	$9,167.0	$6,257.2	$2,909.8	46.5%
Net sales, same-store (six months ended)	$8,693.3	$6,257.2	$2,436.1	38.9%

	June 30,			Percentage
	2022	2021	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,455.9	1,424.0	31.9	2.2%
Tons sold, same-store (three months ended)	1,411.7	1,424.0	(12.3)	(0.9)%
Tons sold (six months ended)	2,873.6	2,833.7	39.9	1.4%
Tons sold, same-store (six months ended)	2,785.9	2,833.7	(47.8)	(1.7)%

	June 30,		Price	Percentage
	2022	2021	Change	Change
Average selling price per ton sold (three months ended)	$3,240	$2,418	$822	34.0%
Average selling price per ton sold, same-store (three months ended)	$3,159	$2,418	$741	30.6%
Average selling price per ton sold (six months ended)	$3,213	$2,220	$993	44.7%
Average selling price per ton sold, same-store (six months ended)	$3,138	$2,220	$918	41.4%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2021 acquisitions.

Our net sales in the second quarter and six months ended June 30, 2022 were the highest in our history due to record average selling prices per ton sold and modest increases in tons sold compared to the same periods in 2021. Our record sales in the 2022 periods were supported by ongoing healthy demand in most of the end markets we serve and elevated pricing during the second quarter of 2022.

Since we primarily purchase and sell our inventories in the spot market, the changes in our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. Our same-store average selling prices per ton sold in the second quarter and six months ended June 30, 2022 were significantly higher than the comparable 2021 periods mainly due to significant mill price increases for our major product categories.

The mix of products sold can also have an impact on our average selling prices. As carbon steel sales represented approximately 54% and 55% of our gross sales for the second quarter and six months ended June 30, 2022, respectively, changes in carbon steel prices have the most significant impact on changes in our overall average selling price per ton sold.

Our major commodity selling prices changed year-over-year as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
		Same-store		Same-store
	Average Selling	Average Selling	Average Selling	Average Selling
	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold	Price per Ton Sold

	(percentage change)
Carbon steel	23.8%	23.1%	38.1%	37.5%
Stainless steel	51.0%	51.2%	53.5%	53.7%
Aluminum	32.4%	33.3%	32.5%	33.4%
Alloy	36.5%	36.5%	35.7%	35.7%

Cost of Sales

	June 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales (three months ended)	$3,185.8	68.1%	$2,336.6	68.3%	$849.2	36.3%
Cost of sales (six months ended)	$6,284.5	68.6%	$4,221.3	67.5%	$2,063.2	48.9%

The increases in cost of sales in the second quarter and six months ended June 30, 2022 compared to the same periods in 2021 were mainly due to higher average costs per ton sold and to a lesser extent, increases in tons sold. See “Net Sales” above for trends in both demand and costs of our products.

Cost of sales in the six months ended June 30, 2022 included $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments for our 2021 acquisitions.

In addition, adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in expenses of $12.5 million and $200.0 million in the second quarters of 2022 and 2021, respectively, and expenses of $50.0 million and $300.0 million in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the LIFO method inventory valuation reserve on our balance sheet was $870.4 million.

Gross Profit

	June 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit (three months ended)	$1,495.4	31.9%	$1,082.2	31.7%	$413.2	38.2%
Gross profit (six months ended)	$2,882.5	31.4%	$2,035.9	32.5%	$846.6	41.6%

We generated record gross profit in the second quarter and six months ended June 30, 2022 mainly as a result of record average selling prices per ton sold, strong gross profit margins and increases in tons sold compared to the same periods in 2021.

Gross profit in the six months ended June 30, 2022 was reduced by $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions.

Our gross profit margin in the second quarter ended June 30, 2022 was strong and supported by ongoing healthy demand for the majority of the products we sell. The decline in our gross profit margin in the six months ended June 30, 2022 compared to the same period in 2021 was mainly due to the 2021 six-month period benefiting from rapid and significant increases in metal prices and limited metal supply.

See “Net Sales” and “Cost of Sales” above for further discussion on product pricing trends and our LIFO inventory valuation reserve adjustments, respectively.

Expenses

	June 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$648.6	13.9%	$563.3	16.5%	$85.3	15.1%
SG&A expense, same-store (three months ended)	$628.1	14.2%	$563.3	16.5%	$64.8	11.5%
SG&A expense (six months ended)	$1,260.5	13.8%	$1,081.8	17.3%	$178.7	16.5%
SG&A expense, same-store (six months ended)	$1,216.7	14.0%	$1,081.8	17.3%	$134.9	12.5%
Depreciation & amortization expense (three months ended)	$59.3	1.3%	$58.5	1.7%	$0.8	1.4%
Depreciation & amortization expense (six months ended)	$118.4	1.3%	$115.4	1.8%	$3.0	2.6%

Our same-store SG&A expense increases in the second quarter and six months ended June 30, 2022 were mainly due to higher variable expenses associated with inflationary impacts for wages, fuel, freight and packaging costs and to a lesser extent higher incentive-based compensation attributable to our record gross profit and pretax income. The decreases in our SG&A expense as a percentage of sales in the second quarter and six months ended June 30, 2022 compared to the same periods in 2021 were mainly due to our record net sales.

Operating Income

	June 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$787.5	16.8%	$460.4	13.5%	$327.1	71.0%
Operating income (six months ended)	$1,503.6	16.4%	$838.7	13.4%	$664.9	79.3%

The increases in our operating income in the second quarter and six months ended June 30, 2022 compared to the same periods in 2021 were due to record gross profit, as a result of record average selling prices per ton sold, fundamentally strong demand and strong gross profit margins, that were partially offset by inflationary increases in certain SG&A expenses and higher incentive compensation. The increases in our operating margins in the second quarter and six months ended June 30, 2022 were mainly due to our significantly higher sales that decreased our SG&A expense as a percentage of sales, despite increases in our SG&A expense.

Income Tax Rate

Our effective income tax rate for each of the second quarter and six months ended June 30, 2022 was 24.7%, compared to 25.6% and 25.5% in the same 2021 periods, respectively. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes, partially offset by the effects of Company-owned life insurance policies.

Net Income

	June 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Net income attributable to Reliance (three months ended)	$572.8	12.2%	$329.1	9.6%	$243.7	74.1%
Net income attributable to Reliance (six months ended)	$1,096.1	12.0%	$596.0	9.5%	$500.1	83.9%

The increases in our net income and net income margin in the second quarter and six months ended June 30, 2022 compared to the same periods in 2021 were mainly due to record operating income and operating income margins as a result of record gross profit and strong gross profit margins, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operations of $674.2 million in the six months ended June 30, 2022 increased $410.8 million, or 156.0%, from $263.4 million in the same period in 2021. The increase was mainly due to the $500.1 million, or 83.6%, increase in net income that required moderate additional working capital investment in the six months ended June 30, 2022 when compared to the same period in 2021, mainly due to significantly higher metals pricing and to a lesser extent, the increase in tons sold. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of June 30, 2022 and 2021, our days sales outstanding rate was 39.2 days and 39.8 days, respectively. Our inventory turnover rate (based on tons) during the six months ended June 30, 2022 was 4.4 times (or 2.7 months on hand), compared to 5.2 times (or 2.3 months on hand) in the same period in 2021.

Income taxes paid were $427.2 million in the six months ended June 30, 2022 compared to $181.3 million in the same period in 2021. The significant increase in our tax payments was mainly due to higher estimated tax payments in the six months ended June 30, 2022 compared to the same period in 2021, relating to our significantly higher pretax income, and to a lesser extent income tax extension payments for the 2021 tax year made in the 2022 six-month period without similar income tax extension payments in the same period in 2021.

Investing Activities

Net cash used in investing activities was $149.4 million in the six months ended June 30, 2022 compared to $98.6 million in the same period in 2021 and was substantially comprised of our capital expenditures partially offset by proceeds from sales of property, plant and equipment. Capital expenditures were $154.2 million in the six months ended June 30, 2022 compared to $123.8 million in the same period in 2021. The majority of our capital expenditures in the six months ended June 30, 2022 and 2021 were related to growth initiatives. Proceeds from sales of property, plant and equipment were $9.2 million in the six months ended June 30, 2022 compared to $26.1 million in the same period in 2021. Our proceeds from sales of property, plant and equipment included $7.4 million of proceeds and $2.0 million of gains from sales of non-core assets in the six months ended June 30, 2022 compared to $24.4 million of proceeds and $3.3 million of gains from similar sales in the same period in 2021.

Financing Activities

Net cash used in financing activities of $316.5 million in the six months ended June 30, 2022 increased from $122.4 million net cash used in the same period in 2021, mainly due to increased share repurchases. In the six months ended June 30, 2022, we spent $211.0 million to repurchase shares of our common stock compared to $24.0 million spent in the same period in 2021. Our other stockholder return activities included an increase in our quarterly dividend with total dividend payments of $110.6 million in the six months ended June 30, 2022 compared to $88.6 million in the same period in 2021.

On July 26, 2022, our Board of Directors declared the 2022 third quarter cash dividend of $0.875 per share. We have increased our quarterly dividend 29 times since our IPO in 1994, with the most recent increase of 27.3% from $0.6875 per share to $0.875 per share effective in the first quarter of 2022. We have paid quarterly cash dividends on our common stock for 63 consecutive years and have never reduced or suspended our regular quarterly dividend.

Our share repurchase activity during the six months ended June 30, 2022 and 2021 was as follows:

	2022			2021
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	113,529	$150.97	$17.1	—	$—	$—
Second quarter	1,085,635	178.61	193.9	147,016	163.50	24.0
	1,199,164	$176.00	$211.0	147,016	$163.50	$24.0

The $1.0 billion share repurchase program that was authorized by our Board of Directors on July 20, 2021 and had remaining authorization to repurchase $401.6 million of our common stock as of July 25, 2022 following our repurchase of 581,648 shares at an average cost of $171.94 per share, for a total of $100.0 million, subsequent to the end of the second quarter of 2022 was increased again on July 26, 2022 to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We may repurchase shares through open market purchases, privately negotiated transactions and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares.

Since 2017, we have repurchased approximately 14.6 million shares at an average cost of $105.22 per share, for a total of $1.53 billion. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Liquidity

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. Our total outstanding debt as of June 30, 2022 was $1.66 billion, which was consistent with December 31, 2021. As of June 30, 2022, we had no outstanding borrowings on the revolving credit facility. As of June 30, 2022, we had $504.5 million in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus total debt, net of cash) was 14.3%, down from 18.1% as of December 31, 2021.

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility and includes a $150.0 million letter of credit sublimit. As of June 30, 2022, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

A revolving credit facility with a combined credit limit of $8.1 million is in place for an operation in Asia with an outstanding balance of $3.7 million and $4.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

Various industrial revenue bonds had combined outstanding balances of $7.7 million as of June 30, 2022 and December 31, 2021 and have maturities through 2027.

As of June 30, 2022, we had $910.4 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

We believe that we will continue to have sufficient liquidity to fund our future operating needs and to repay our debt obligations as they become due, including $500.0 million of senior notes that mature in April 2023. In addition to funds generated from operations and nearly $1.5 billion available under our revolving credit facility, we expect to continue to be able to access the capital markets to raise funds, if desired. We believe our sources of liquidity will continue to be adequate to maintain operations, make necessary capital expenditures, finance strategic growth through acquisitions and internal initiatives, pay dividends and opportunistically repurchase shares of our common stock. Additionally, we believe our investment grade credit ratings enhance our ability to effectively raise capital, if needed. We expect to continue our acquisition and internal growth and stockholder return activities and anticipate that we will be able to fund such activities as they arise.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio.

We were in compliance with all financial maintenance covenants in our Credit Agreement at June 30, 2022.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at June 30, 2022, or approximately 20% of total assets and 31% of total equity. Additionally, other intangible assets, net amounted to $1.05 billion at June 30, 2022, or approximately 10% of total assets and 15% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

During the quarter ended June 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934.

Our share repurchase activity for the six months ended June 30, 2022 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
April 1 - April 30, 2022	—	$—	—	$695.5
May 1 - May 31, 2022	414,947	$192.53	414,947	$615.6
June 1 - June 30, 2022	670,688	$170.00	670,688	$501.6
Total	1,085,635	$178.61	1,085,635
(1)	Share repurchases were made through a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934. All repurchases shown above were made under the $1.0 billion share repurchase program authorized by our Board of Directors on July 20, 2021. Subsequent to quarter end, we repurchased an additional 581,648 shares at an average cost of $171.94 per share, for a total of $100.0 million, resulting in $401.6 million remaining authorized under the plan as of July 25, 2022; on July 26, 2022, our Board of Directors again increased the repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 and/or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

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
101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: August 4, 2022	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)