Form 10-Q
period 2022-09-30
RELIANCE STEEL & ALUMINUM CO
filed 2022-11-03
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of October 28, 2022, 58,690,903 shares of the registrant’s common stock, $0.001 par value, were outstanding.

RELIANCE STEEL & ALUMINUM CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	September 30,	December 31,
	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$643.7	$300.5
Accounts receivable, less allowance for credit losses of $29.4 at September 30, 2022 and $26.7 at December 31, 2021	1,856.9	1,683.0
Inventories	2,175.8	2,065.0
Prepaid expenses and other current assets	87.3	111.6
Income taxes receivable	47.5	—
Total current assets	4,811.2	4,160.1
Property, plant and equipment:
Land	260.8	260.1
Buildings	1,338.1	1,285.0
Machinery and equipment	2,385.0	2,241.4
Accumulated depreciation	(2,054.1)	(1,949.7)
Property, plant and equipment, net	1,929.8	1,836.8
Operating lease right-of-use assets	217.6	224.6
Goodwill	2,103.9	2,107.6
Intangible assets, net	1,030.4	1,077.7
Cash surrender value of life insurance policies, net	26.9	44.9
Other assets	82.4	84.3
Total assets	$10,202.2	$9,536.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$481.6	$453.9
Accrued expenses	160.4	148.2
Accrued compensation and retirement costs	234.9	294.0
Accrued insurance costs	39.5	41.0
Current maturities of long-term debt and short-term borrowings	509.5	5.0
Current maturities of operating lease liabilities	53.3	58.6
Income taxes payable	—	64.3
Total current liabilities	1,479.2	1,065.0
Long-term debt	1,138.8	1,642.0
Operating lease liabilities	165.2	162.5
Deferred compensation and retirement costs	74.1	81.0
Other long-term liabilities	8.9	7.0
Deferred income taxes	480.5	484.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—59,022 at September 30, 2022 and 61,806 at December 31, 2021	0.1	0.1
Retained earnings	6,960.5	6,155.3
Accumulated other comprehensive loss	(113.9)	(68.9)
Total Reliance stockholders’ equity	6,846.7	6,086.5
Noncontrolling interests	8.8	7.2
Total equity	6,855.5	6,093.7
Total liabilities and equity	$10,202.2	$9,536.0

* Amounts derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$4,247.2	$3,847.4	$13,414.2	$10,104.6

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	3,008.2	2,636.3	9,292.7	6,857.6
Warehouse, delivery, selling, general and administrative (SG&A)	630.1	606.8	1,890.6	1,688.6
Depreciation and amortization	60.4	56.7	178.8	172.1
	3,698.7	3,299.8	11,362.1	8,718.3

Operating income	548.5	547.6	2,052.1	1,386.3

Other (income) expense:
Interest expense	15.6	15.6	46.8	47.0
Other expense (income), net	8.9	(0.6)	21.5	3.6
Income before income taxes	524.0	532.6	1,983.8	1,335.7
Income tax provision	129.6	135.9	490.9	340.6
Net income	394.4	396.7	1,492.9	995.1
Less: Net income attributable to noncontrolling interests	0.9	1.0	3.3	3.4
Net income attributable to Reliance	$393.5	$395.7	$1,489.6	$991.7

Earnings per share attributable to Reliance stockholders:
Basic	$6.55	$6.25	$24.35	$15.61
Diluted	$6.45	$6.15	$23.98	$15.35

Shares used in computing earnings per share:
Basic	60,055	63,275	61,175	63,526
Diluted	60,984	64,350	62,114	64,617

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$394.4	$396.7	$1,492.9	$995.1
Other comprehensive (loss) income:
Foreign currency translation loss	(32.0)	(8.3)	(51.3)	(5.0)
Postretirement benefit plan adjustments, net of tax	6.4	—	6.3	—
Total other comprehensive loss	(25.6)	(8.3)	(45.0)	(5.0)
Comprehensive income	368.8	388.4	1,447.9	990.1
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.0	3.3	3.4
Comprehensive income attributable to Reliance	$367.9	$387.4	$1,444.6	$986.7

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total equity, beginning balance	$6,863.1	$5,639.0	$6,093.7	$5,122.7

Common stock and additional paid-in capital:
Beginning balance	0.1	5.7	0.1	0.1
Stock-based compensation	18.6	17.2	48.4	55.1
Common stock withheld related to net share settlements	(4.5)	(0.9)	(21.6)	(9.2)
Repurchase of common shares	(14.1)	(21.9)	(26.8)	(45.9)
Ending balance	0.1	0.1	0.1	0.1

Retained earnings:
Beginning balance	6,942.5	5,700.6	6,155.3	5,193.2
Net income attributable to Reliance	393.5	395.7	1,489.6	991.7
Cash dividends and dividend equivalents	(52.9)	(43.7)	(163.5)	(132.3)
Repurchase of common shares	(322.6)	(109.1)	(520.9)	(109.1)
Ending balance	6,960.5	5,943.5	6,960.5	5,943.5

Accumulated other comprehensive loss:
Beginning balance	(88.3)	(74.6)	(68.9)	(77.9)
Other comprehensive loss	(25.6)	(8.3)	(45.0)	(5.0)
Ending balance	(113.9)	(82.9)	(113.9)	(82.9)

Total Reliance stockholders' equity, ending balance	6,846.7	5,860.7	6,846.7	5,860.7

Noncontrolling interests:
Beginning balance	8.8	7.3	7.2	7.3
Comprehensive income	0.9	1.0	3.3	3.4
Capital contribution	—	—	0.3	—
Dividends paid	(0.9)	(1.1)	(2.0)	(3.5)
Ending balance	8.8	7.2	8.8	7.2

Total equity, ending balance	$6,855.5	$5,867.9	$6,855.5	$5,867.9

Dividends declared per share	$0.875	$0.6875	$2.625	$2.0625

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$1,492.9	$995.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178.8	172.1
Provision for credit losses	5.6	10.6
Deferred income tax benefit	(1.1)	(0.2)
Stock-based compensation expense	48.4	55.1
Net loss on life insurance policies and deferred compensation plan assets	22.8	3.2
Postretirement benefit plan settlement expense	2.3	—
Other	1.7	(4.5)
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	(191.6)	(774.6)
Inventories	(126.6)	(453.3)
Prepaid expenses and other assets	20.0	47.7
Accounts payable and other liabilities	(143.3)	354.4
Net cash provided by operating activities	1,309.9	405.6

Investing activities:
Purchases of property, plant and equipment	(249.7)	(178.9)
Proceeds from sales of property, plant and equipment	9.8	26.8
Other	(4.5)	3.9
Net cash used in investing activities	(244.4)	(148.2)

Financing activities:
Net short-term debt repayments	(0.8)	(0.8)
Principal payments on long-term debt	—	(0.3)
Dividends and dividend equivalents paid	(163.5)	(132.3)
Share repurchases	(547.7)	(155.0)
Payments for taxes related to net share settlements	(21.6)	(9.2)
Other	22.5	(4.2)
Net cash used in financing activities	(711.1)	(301.8)
Effect of exchange rate changes on cash and cash equivalents	(11.2)	(0.7)
Increase (decrease) in cash and cash equivalents	343.2	(45.1)
Cash and cash equivalents at beginning of year	300.5	683.5
Cash and cash equivalents at end of period	$643.7	$638.4

Supplemental cash flow information:
Interest paid during the period	$39.1	$39.1
Income taxes paid during the period, net	$596.8	$297.3

See accompanying notes to unaudited consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, our financial statements reflect all material adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. GAAP. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results for the full year ending December 31, 2022. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in the Reliance Steel & Aluminum Co. (“Reliance,” the “Company,” “we,” “our” or “us”) Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards—Not Yet Adopted

Reference Rate Reform—In March 2020, the FASB issued accounting changes that provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The accounting changes may be applied prospectively through December 31, 2022. To the extent that, prior to December 31, 2022, we enter into any contract modifications for which the optional expedients are applied, the adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.  Acquisitions

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of Merfish United, Inc., Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand. Included in our net sales for the nine months ended September 30, 2022 were combined net sales of $681.7 million from our 2021 acquisitions.

The preliminary allocations of the total purchase for our 2021 acquisitions to the fair values of the assets acquired and liabilities assumed were as follows:

(in millions)
Cash	$1.0
Accounts receivable	107.2
Inventories	134.4
Property, plant and equipment	33.6
Operating lease right-of-use assets	29.8
Goodwill	177.0
Intangible assets subject to amortization	116.3
Intangible assets not subject to amortization	51.2
Other current and long-term assets	4.0
Total assets acquired	654.5
Deferred taxes	49.3
Operating lease liabilities	24.6
Other current and long-term liabilities	140.3
Total liabilities assumed	214.2
Net assets acquired	$440.3

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

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

	(in millions, except per share amounts)
Pro forma:
Net sales	$4,100.8	$10,780.4
Net income attributable to Reliance	$435.5	$1,091.2
Earnings per share attributable to Reliance stockholders:
Basic	$6.88	$17.18
Diluted	$6.77	$16.89

Note 3. Revenues

The following table presents our net sales disaggregated by product and service.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Carbon steel	$2,371.9	$2,406.4	$7,545.2	$6,163.7
Stainless steel	712.7	621.3	2,284.7	1,613.7
Aluminum	660.3	534.9	2,069.9	1,496.5
Alloy	188.2	143.8	568.5	396.0
Toll processing and logistics	139.5	119.7	414.8	350.9
Copper and brass	81.0	18.1	260.4	49.6
Other and eliminations	93.6	3.2	270.7	34.2
Total	$4,247.2	$3,847.4	$13,414.2	$10,104.6

Note 4. Goodwill

The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at January 1, 2022	$2,107.6
Purchase price allocation adjustments	5.0
Foreign currency translation loss	(8.7)
Balance at September 30, 2022	$2,103.9

We had no accumulated impairment losses related to goodwill at September 30, 2022 and December 31, 2021.

Note 5. Intangible Assets, net

Intangible assets, net consisted of the following:

		September 30, 2022		December 31, 2021
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$712.9	$(467.7)	$713.0	$(435.1)
Backlog of orders	7.9	22.0	(2.3)	15.8	(0.2)
Other	9.1	9.9	(9.7)	9.9	(9.4)
		744.8	(479.7)	738.7	(444.7)
Intangible assets not subject to amortization:
Trade names		765.3	—	783.7	—
		$1,510.1	$(479.7)	$1,522.4	$(444.7)

Certain prior year amounts have been reclassified for consistency with the current period presentation.

Amortization expense for intangible assets was $36.3 million and $27.5 million for the nine months ended September 30, 2022 and 2021, respectively. Foreign currency translation losses related to intangible assets, net were $5.0 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

During the first quarter of 2022, we recorded purchase price adjustments relating to our 2021 acquisitions based on the finalization of intangible asset valuations that decreased trade name intangible assets by $16.9 million, increased the

Backlog of orders intangible asset by $8.0 million and increased Customer lists/relationships intangible assets by $2.7 million.

The following is a summary of estimated future amortization expense for the remaining three months of 2022 and each of the succeeding five years:

(in millions)
2022 (remaining three months)	$11.8
2023	43.5
2024	40.0
2025	35.8
2026	26.3
2027	25.7

Note 6. Debt

Debt consisted of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, maturing April 15, 2023	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	11.2	12.4
Total	1,661.2	1,662.4
Less: unamortized discount and debt issuance costs	(12.9)	(15.4)
Less: amounts due within one year and short-term borrowings	(509.5)	(5.0)
Total long-term debt	$1,138.8	$1,642.0

The weighted average interest rate on the Company’s outstanding borrowings as of September 30, 2022 and December 31, 2021 was 3.81% and 3.83%, respectively.

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated our then-existing $1.5 billion unsecured revolving credit facility and includes a $150.0 million letter of credit sublimit. As of September 30, 2022, borrowings under the Credit Agreement were available at variable rates based on LIBOR plus 1.00% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over LIBOR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our total net leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty. Our Credit Agreement includes provisions to change the reference rate to the then-prevailing market convention for similar agreements if a replacement rate for LIBOR is necessary during its term.

As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings on the revolving credit facility. As of September 30, 2022 and December 31, 2021, we had $8.3 million and $8.9 million, respectively, of letters of credit outstanding under the revolving credit facility.

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

Other Notes, Revolving Credit and Letter of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.7 million is in place for an operation in Asia with an outstanding balance of $3.5 million and $4.7 million as of September 30, 2022 and December 31, 2021, respectively.

Various industrial revenue bonds had combined outstanding balances of $7.7 million as of September 30, 2022 and December 31, 2021 and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit and/or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of September 30, 2022, a total of $21.7 million of letters of credit/guarantee were outstanding under this facility.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial maintenance covenants in our Credit Agreement at September 30, 2022.

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

The following is a summary of our lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
Operating lease cost	$23.1	$19.9	$69.8	$58.8

Supplemental cash flow and balance sheet information is presented below:

	Nine Months Ended
	September 30,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$65.4	$58.9
Right-of-use assets obtained in exchange for operating lease obligations	$39.0	$36.6

	September 30,	December 31,
	2022	2021
Other lease information:
Weighted average remaining lease term—operating leases	6.3 years	5.8 years
Weighted average discount rate—operating leases	3.5%	3.3%

Maturities of operating lease liabilities as of September 30, 2022 are as follows:

(in millions)
2022 (remaining three months)	$15.8
2023	56.7
2024	46.4
2025	33.8
2026	22.6
Thereafter	71.6
Total operating lease payments	246.9
Less: imputed interest	(28.4)
Total operating lease liabilities	$218.5

Note 8.  Income Taxes

Our effective income tax rate for each of the third quarter and nine months ended September 30, 2022 was 24.7%, compared to 25.5% in the same 2021 periods. The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes, partially offset by the effects of company-owned life insurance policies.

Note 9. Equity

Dividends

On October 25, 2022, our Board of Directors declared the 2022 fourth quarter cash dividend of $0.875 per share of common stock, payable on December 2, 2022 to stockholders of record as of November 18, 2022.

During the third quarters of 2022 and 2021, we declared and paid quarterly dividends of $0.875 and $0.6875 per share, or $52.5 million and $43.6 million in total, respectively. During the nine months ended September 30, 2022 and 2021, we declared and paid aggregate quarterly dividends of $2.625 and $2.0625 per share, or $160.6 million and $131.2 million in total, respectively. In addition, we paid $2.9 million and $1.1 million in dividend equivalents with respect to vested restricted stock units during the nine months ended September 30, 2022 and 2021, respectively.

Stock-Based Compensation

We make annual grants of long-term incentive awards to officers and key employees in the forms of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that have approximately 3-year vesting periods. The PSUs include the right to receive a maximum payout of two shares of our common stock based on performance goals tied to achieving a three-year return on assets result and include service criteria. We also grant the non-

employee members of our Board of Directors stock awards that are fully vested on the grant date. The fair values of the RSUs, PSUs and stock awards are determined based on the closing stock price of our common stock on the grant date.

In the nine months ended September 30, 2022 and 2021, we made payments of $21.6 million and $9.2 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlement of vested RSUs.

A summary of the status of our unvested RSUs and PSUs as of September 30, 2022 and changes during the nine months then ended is as follows:

		Weighted
		Average
		Grant Date	Aggregate
	RSUs and PSUs	Fair Value	Fair Value
			(in millions)
Unvested at January 1, 2022	831,597	$105.12
Granted(1)	305,249	187.31
Vested	(25,030)	95.98
Cancelled or forfeited	(24,461)	117.98
Unvested at September 30, 2022	1,087,355	$128.11	$170.7
Shares reserved for future grants (all plans)	1,592,761
(1)	Comprised of 56,452 RSUs granted in January 2022 with a fair value of $152.21 per unit, and 136,346 RSUs and 112,451 PSUs granted in March 2022 with a fair value of $195.28 per unit. The service-based RSUs cliff vest on December 1, 2024 and the performance-based RSUs are subject to a three-year performance period ending December 31, 2024.

Share Repurchases

Our share repurchase activity during the nine months ended September 30, 2022 and 2021 was as follows:

	2022			2021
		Average Cost			Average Cost
	Shares	Per Share	Amount	Shares	Per Share	Amount
			(in millions)			(in millions)
First quarter	113,529	$150.97	$17.1	—	$—	$—
Second quarter	1,085,635	178.61	193.9	147,016	163.50	24.0
Third quarter	1,883,093	178.79	336.7	885,606	147.89	131.0
	3,082,257	$177.70	$547.7	1,032,622	$150.12	$155.0

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the remaining repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. At September 30, 2022, $763.3 million of our common stock remained authorized for repurchase.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2022	$(55.2)	$(13.7)	$(68.9)
Current-period change	(51.3)	6.3	(45.0)
Balance as of September 30, 2022	$(106.5)	$(7.4)	$(113.9)

Foreign currency translation adjustments have not been adjusted for income taxes. Postretirement benefit plan adjustments are net of taxes of $3.3 million as of September 30, 2022 and December 31, 2021. The income tax effects relating to our postretirement benefit plan adjustments are reflected in our income tax provision in future periods as the postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise released and recognized as a loss as a result of a plan settlement.

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

Note 11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions, except number of shares which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$393.5	$395.7	$1,489.6	$991.7
Denominator:
Weighted average shares outstanding	60,055	63,275	61,175	63,526
Dilutive effect of stock-based awards	929	1,075	939	1,091
Weighted average diluted shares outstanding	60,984	64,350	62,114	64,617

Earnings per share attributable to Reliance stockholders:
Basic	$6.55	$6.25	$24.35	$15.61
Diluted	$6.45	$6.15	$23.98	$15.35

The computations of earnings per share for the nine months ended September 30, 2022 and 2021 do not include 111,251 and 154,882 weighted average shares, respectively, in respect of RSUs, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and product pricing and our results of operations, margins, profitability, taxes, liquidity, macroeconomic conditions, including inflation and the possibility of an economic recession or slowdown, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. All statements contained in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date of such statements. We caution readers not to place undue reliance on forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring and impairment charges, as well as developments beyond our control, including, but not limited to, the impact of the COVID-19 pandemic, as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of the COVID-19 pandemic, and changes in worldwide and U.S. political and economic conditions (including as a result of COVID-19, rising interest rates, stock market volatility, an economic recession or the ongoing conflict between Russia and Ukraine) that materially impact our customers, the demand and availability of our products and services, including further or sustained supply disruptions, labor shortages and inflation. Other factors which could cause actual results to differ materially from our forward-looking statements include those disclosed in this report and in other reports we have filed with the United States Securities and Exchange Commission (the “SEC”). Important risks and uncertainties about our business can be found elsewhere in this Quarterly Report on Form 10-Q, including in Item 1A “Risk Factors,” and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC and in other documents Reliance files or furnishes with the SEC.

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

Overview

We produced another quarter of solid financial performance through outstanding operational execution despite declining metal prices trends compared to the preceding quarter that led to a temporary contraction in our gross profit margin. We believe key elements of our strategic business model helped stabilize our operating results during the quarter amid challenging macroeconomic circumstances, including value-added processing capabilities that support our sale of higher priced products, prioritizing purchases from our domestic suppliers to shorten the supply chain and ensure metal availability, and focus on smaller order sizes with quick turnaround.

Certain key results for the third quarter and nine months ended September 30, 2022 included the following:

●	Quarterly net sales of $4.25 billion were up 10.4% from the third quarter of 2021. Net sales of $13.41 billion in the nine months ended September 30, 2022 were up 32.8% from the same period in 2021.
●	Record third quarter earnings per share of $6.45 were up 4.9% from the third quarter of 2021. Earnings per share of $23.98 in the nine months ended September 30, 2022 were up 56.2% from the same period in 2021.
●	Record quarterly cash flow from operations of $635.7 million in the third quarter of 2022.
●	$547.7 million of share repurchases in the nine months ended September 30, 2022 compared to $155.0 million in the same nine-month period in 2021. Our third quarter of 2022 share repurchases were $336.7 million compared to $131.0 million in the third quarter of 2021.

We experienced ongoing healthy demand across a majority of our end markets. However, we believe our tons sold and tons toll processed continue to be limited by continued supply chain-related challenges.

Our gross profit margins in the third quarter and nine months ended September 30, 2022 were lower compared to the same periods in 2021 mainly due to the 2021 periods benefiting from rapid and significant sequential quarterly increases in our average selling price per ton sold. In the 2022 periods, our inventory costs were more in-line with replacement costs with our average selling prices per ton sold peaking at record levels in the second quarter of 2022 and declining throughout the third quarter of 2022, with further decline expected in the fourth quarter of 2022.

Our same-store SG&A expense in the third quarter and nine months ended September 30, 2022 increased $2.3 million, or 0.4%, and $137.2 million, or 8.1%, from the same periods in 2021. Our third quarter SG&A expense reflected lower incentive-based compensation from lower first-in, first-out (FIFO) pretax income that offset inflationary impacts for wages, fuel and plant supply costs, while our nine-month increase was primarily due to these same inflationary cost increases. Despite increases in our SG&A expense, increased metals pricing decreased our SG&A expenses as a percentage of sales, resulting in our operating and net income margins for the nine months ended September 30, 2022 remaining at record levels despite a lower gross profit margin.

Our cash flow from operations of $1.31 billion in the nine months ended September 30, 2022 increased $904.3 million compared to the same period in 2021, driven by an increase in net income of $497.8 million and reduced investment in working capital during 2021, primarily accounts receivable and inventory. The working capital investment decline from the prior year was driven by declining metal pricing trends during the third quarter of 2022 compared to the rapid and significant increases in metals prices and limited metal availability throughout 2021.

We believe our strong liquidity position that includes substantial cash on hand, strong cash flow generation and $1.5 billion of availability under our revolving credit facility will support our continued prudent use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

We believe our industry-leading results are attributable to our unique business model and strong execution of our strategies. We believe our business model characteristics, including broad end market exposure, a wide geographical footprint, diverse product offerings, significant value-added processing capabilities, strong relationships with suppliers, and focus on small order sizes and when-needed delivery differentiate us from our industry peers. We believe these unique business model characteristics and strong operational execution of our strategies, including pricing discipline, concentrating on higher margin business and cross selling inventory within our operating locations provide the foundation of our strong financial results.

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of Merfish United, Inc., Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand for a combined transaction value of $440.3 million. Included in our net sales for the nine months ended September 30, 2022 were combined net sales of $681.7 million from our 2021 acquisitions.

Results of Operations

The following table sets forth certain income statement data for the third quarter and nine months ended September 30, 2022 and 2021 (dollars are shown in millions, except for per share amounts and certain amounts may not calculate due to rounding):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$4,247.2	100.0%	$3,847.4	100.0%	$13,414.2	100.0%	$10,104.6	100.0%
Gross profit(1)	1,239.0	29.2	1,211.1	31.5	4,121.5	30.7	3,247.0	32.1
Warehouse, delivery, selling, general and administrative expense (SG&A)	630.1	14.8	606.8	15.8	1,890.6	14.1	1,688.6	16.7
Depreciation and amortization expense	60.4	1.4	56.7	1.5	178.8	1.3	172.1	1.7
Operating income	548.5	12.9	547.6	14.2	2,052.1	15.3	1,386.3	13.7
Net income attributable to Reliance	393.5	9.3%	395.7	10.3%	1,489.6	11.1%	991.7	9.8%
Diluted earnings per share attributable to Reliance Stockholders'	$6.45		$6.15		$23.98		$15.35
(1)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expenses associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from our cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures, as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies. Gross profit in the nine months ended September 30, 2022 was reduced by $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments for our 2021 acquisitions.

Third Quarter and Nine Months Ended September 30, 2022 Compared to Third Quarter and Nine Months Ended September 30, 2021

Net Sales

	September 30,		Dollar	Percentage
	2022	2021	Change	Change

	(dollars in millions)
Net sales (three months ended)	$4,247.2	$3,847.4	$399.8	10.4%
Net sales, same-store (three months ended)	$4,039.2	$3,847.4	$191.8	5.0%
Net sales (nine months ended)	$13,414.2	$10,104.6	$3,309.6	32.8%
Net sales, same-store (nine months ended)	$12,732.5	$10,104.6	$2,627.9	26.0%

	September 30,		Tons	Percentage
	2022	2021	Change	Change

	(tons in thousands)
Tons sold (three months ended)	1,406.0	1,358.2	47.8	3.5%
Tons sold, same-store (three months ended)	1,364.3	1,358.2	6.1	0.4%
Tons sold (nine months ended)	4,279.6	4,191.9	87.7	2.1%
Tons sold, same-store (nine months ended)	4,150.2	4,191.9	(41.7)	(1.0)%

	September 30,		Price	Percentage
	2022	2021	Change	Change
Average selling price per ton sold (three months ended)	$3,039	$2,862	$177	6.2%
Average selling price per ton sold, same-store (three months ended)	$2,972	$2,862	$110	3.8%
Average selling price per ton sold (nine months ended)	$3,156	$2,428	$728	30.0%
Average selling price per ton sold, same-store (nine months ended)	$3,083	$2,428	$655	27.0%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2021 acquisitions.

Our net sales in the third quarter and nine months ended September 30, 2022 increased from the same periods in 2021 due to increased average selling prices per ton sold and modest increases in tons sold compared to the same periods in 2021. Our strong sales in the 2022 periods were supported by ongoing healthy demand in most of the end markets we serve and elevated metals pricing.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate in accordance with the changes in the costs of the various metals we purchase. Our average selling price per ton sold in the nine months ended September 30, 2022 was significantly higher than the comparable 2021 period mainly due to significant mill price increases for our major product categories. However, our quarterly year-over-year average selling price per ton sold increase was more moderate mainly due to a 4.3% decline in pricing for the carbon steel products we sold.

The mix of products sold has an impact on our overall average selling prices per ton sold. Year-over-year changes in selling prices of our major commodity products and related mix of gross sales dollars are presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	Change in		Change in
	Average Selling		Average Selling
	Price Per	% of	Price Per	% of
	Ton Sold	Total Sales	Ton Sold	Total Sales
Carbon steel	(4.3)%	54.2%	21.5%	54.6%
Stainless steel	17.4%	16.3%	39.6%	16.5%
Aluminum	18.8%	15.1%	27.6%	15.0%
Alloy	31.0%	4.3%	33.7%	4.1%

Gross Profit and Cost of Sales

	September 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Gross profit (three months ended)	$1,239.0	29.2%	$1,211.1	31.5%	$27.9	2.3%
Gross profit (nine months ended)	$4,121.5	30.7%	$3,247.0	32.1%	$874.5	26.9%
Cost of sales (three months ended)	$3,008.2	70.8%	$2,636.3	68.5%	$371.9	14.1%
Cost of sales (nine months ended)	$9,292.7	69.3%	$6,857.6	67.9%	$2,435.1	35.5%

Gross profit in the nine months ended September 30, 2022 increased from the same period in 2021 mainly due to a significant increase in our average selling price per ton sold that outpaced higher average cost per ton sold.

Additionally, adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or an increase to gross profit, of $27.5 million in the third quarter of 2022 compared to a charge, or a decrease to gross profit, of $262.5 million in the third quarter of 2021. We recorded LIFO expense that lowered gross profit by $22.5 million and $562.5 million in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the LIFO method inventory valuation reserve on our balance sheet was $842.9 million. Furthermore, gross profit in the nine months ended September 30, 2022 was reduced by $8.1 million of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions.

Our gross profit margins in the third quarter and nine months ended September 30, 2022 were strong, but declined from the same periods in 2021 due to different product pricing trends during the periods. Our gross profit margins in the third quarter and nine months ended September 30, 2021 benefited from the rapid and significant increases in metal prices and limited metal supply throughout the periods, while our gross profit margins in the 2022 periods compressed as our average selling price reached a peak in the second quarter of 2022 and declined throughout the third quarter of 2022.

See “Net Sales” for further discussion on product pricing trends.

Expenses

	September 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense (three months ended)	$630.1	14.8%	$606.8	15.8%	$23.3	3.8%
SG&A expense, same-store (three months ended)	$609.1	15.1%	$606.8	15.8%	$2.3	0.4%
SG&A expense (nine months ended)	$1,890.6	14.1%	$1,688.6	16.7%	$202.0	12.0%
SG&A expense, same-store (nine months ended)	$1,825.8	14.3%	$1,688.6	16.7%	$137.2	8.1%
Depreciation & amortization expense (three months ended)	$60.4	1.4%	$56.7	1.5%	$3.7	6.5%
Depreciation & amortization expense (nine months ended)	$178.8	1.3%	$172.1	1.7%	$6.7	3.9%

The increase in our same-store SG&A expense in the nine months ended September 30, 2022 was mainly due to higher variable expenses associated with inflationary impacts for wages, fuel, freight and packaging costs. Our same-store SG&A expense in the third quarter of 2022 included the same inflationary cost pressures, but was offset by a reduction in incentive compensation as a significant majority of our incentive compensation programs are tied to FIFO profitability, which declined from the same period in 2021. The decreases in our SG&A expense as a percentage of sales in the third quarter and nine months ended September 30, 2022 compared to the same periods in 2021 were due to our higher sales providing us with better operating leverage.

Operating Income

	September 30,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income (three months ended)	$548.5	12.9%	$547.6	14.2%	$0.9	0.2%
Operating income (nine months ended)	$2,052.1	15.3%	$1,386.3	13.7%	$665.8	48.0%

The increase in our operating income in the nine months ended September 30, 2022 compared to the same period in 2021 was due to increased gross profit, mainly as a result of a significant increase in average selling price per ton sold and fundamentally strong demand that offset a decline in our gross profit margin and inflationary increases in certain SG&A expenses.

Our operating income margin in the third quarter of 2022 decreased 130 basis points from the third quarter of 2021 mainly due to a 230 basis point decrease in our gross profit margin that was partially offset by a 100 basis point decrease in our SG&A expense as a percentage of sales due to our higher sales and better operating leverage. Our operating income margin in the nine months ended September 30, 2022 was at a record level and increased 160 basis points from the same period in 2021 mainly due to our higher sales that decreased our SG&A expense as a percentage of sales by 260 basis points, offsetting a 140 basis point decrease in our gross profit margin.

Income Tax Rate

Our effective income tax rate of 24.7% for each of the third quarter and nine months ended September 30, 2022 declined from 25.5% in each of the same 2021 periods due to lower state income taxes as a result of changes in the allocation of our U.S. income to the states in which we operate.

The differences between our effective income tax rates and the U.S. federal statutory rate of 21.0% were mainly due to state income taxes, partially offset by the effects of Company-owned life insurance policies.

Financial Condition

Operating Activities

Net cash provided by operations of $1.31 billion in the nine months ended September 30, 2022 increased $904.3 million, or 223.0%, from the same period in 2021. The increase was mainly due to a $497.8 million, or 50.0%, increase in net income that required moderate additional working capital investment in the nine months ended September 30, 2022 when compared to the same period in 2021 which had significant and rapid increases in metals pricing and limited metal availability that required a significantly higher investment in working capital. To manage our working capital, we focus on our days sales outstanding and inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. As of September 30, 2022 and 2021, our days sales outstanding rate was 39.6 days and 39.1 days, respectively. Our inventory turnover rate (based on tons) during the nine months ended September 30, 2022 was 4.3 times (or 2.8 months on hand), compared to 4.9 times (or 2.4 months on hand) in the same period in 2021.

Income taxes paid were $596.8 million in the nine months ended September 30, 2022 compared to $297.3 million in the same period in 2021. The significant increase in our tax payments was mainly due to higher estimated tax payments in the nine months ended September 30, 2022 compared to the same period in 2021, as a result of our significantly higher pretax income.

Investing Activities

Net cash used in investing activities was $244.4 million in the nine months ended September 30, 2022 compared to $148.2 million in the same period in 2021 and was substantially comprised of capital expenditures partially offset by proceeds from sales of property, plant and equipment. The majority of our capital expenditures in the nine months ended September 30, 2022 and 2021 were related to growth initiatives.

Financing Activities

Net cash used in financing activities was $711.1 million in the nine months ended September 30, 2022, compared to $301.8 million of net cash used in financing activities for the same period in 2021, mainly due to increased share repurchases. In the nine months ended September 30, 2022, we spent $547.7 million to repurchase shares of our common stock compared to $155.0 million in the same period in 2021. Our other stockholder return activities included an increase in our quarterly dividend rate with total dividend payments of $163.5 million in the nine months ended September 30, 2022 compared to $132.3 million in the same period in 2021.

On October 25, 2022, our Board of Directors declared the 2022 fourth quarter cash dividend of $0.875 per share. We have increased our quarterly dividend 29 times since our IPO in 1994, with the most recent increase of 27.3% from $0.6875 per share to $0.875 per share effective in the first quarter of 2022. We have paid quarterly cash dividends on our common stock for 63 consecutive years and have never reduced or suspended our regular quarterly dividend.

See Note 9—“Equity” to our consolidated financial statements in Part I, Item 1 “Financial Statements” for information on our stock repurchases.

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the remaining repurchase authorization to $1.0 billion. At September 30, 2022, $763.3 million of our common stock remained authorized for repurchase. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

Since 2017, we have repurchased approximately 15.9 million shares at an average cost of $111.51 per share, for a total of $1.77 billion, resulting in a 21.8% reduction in our common shares issued and outstanding. We expect to continue to be opportunistic in our approach to repurchasing shares of our common stock.

Purchase Obligations

During the first quarter of 2022, we increased our 2022 capital expenditure budget, including unspent amounts from prior years, to $455 million from $350 million. Our actual capital expenditure spending over the next 12 months is ultimately dependent on market conditions, lead times and availability of property, plant and equipment when the capital project is initiated.

Debt

The Company’s debt obligations have not changed significantly since December 31, 2021. See Note 6—“Debt” to our consolidated financial statements in Part I, Item 1 “Financial Statements” for further information on our debt obligations.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of September 30, 2022, we had $643.7 million in cash and cash equivalents with no outstanding borrowings on the revolving credit facility and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 12.8%, down from 18.1% as of December 31, 2021.

As of September 30, 2022, we had $910.1 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025.

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

We were in compliance with all financial maintenance covenants in our Credit Agreement at September 30, 2022.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.10 billion at September 30, 2022, or approximately 21% of total assets and 31% of total equity. Additionally, other intangible assets, net amounted to $1.03 billion at September 30, 2022, or approximately 10% of total assets and 15% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

During the quarter ended September 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained under the heading “Legal Matters” in Note 10—“Commitments and Contingencies” to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

Except as discussed below, there have not been any material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

A period of sustained inflation in operating costs and declining metals pricing could negatively impact our profitability and cash flows.

We have experienced higher variable costs in 2022 resulting from inflationary impacts to wages, fuel, freight and packaging costs, among others. To date, these increased costs have been offset by significantly larger increases in our gross profit mainly as a result of elevated metals prices. We expect that a period of sustained, elevated and/or worsening inflation during periods of declining metals prices could result in decreased earnings. As we primarily purchase and sell our inventories in the spot market, our selling prices are mainly influenced by changes in replacement costs for the metal products we carry in our inventory and to a lesser extent changes in our SG&A expense to fulfill our customers’ orders. During periods exhibiting significantly declining metal replacement costs and sustained inflation across our significant operations, we may be unable to pass along our increased SG&A expense to our customers through higher pricing for the products we sell, which would decrease our earnings. In addition, significant inflation throughout the economy could impact our customers’ access to capital, leading to a decrease in their ordering volume and frequency. If we are unable to increase our product pricing or take other actions to increase our gross profit at the same rate as our higher SG&A costs, or if our tons sold or tons toll processed decline as a result of inflationary pressures on our customers, our profitability and financial position would decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934.

Our share repurchase activity for the third quarter of 2022 is as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan(1)
				(in millions)
July 1 - July 31, 2022	581,648	$171.94	581,648	$1,000.0
August 1 - August 31, 2022	408,719	$191.61	408,719	$921.7
September 1 - September 30, 2022	892,726	$177.38	892,726	$763.3
Total	1,883,093	$178.79	1,883,093
(1)	Share repurchases were made through a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934. Our $1.0 billion share repurchase program authorized by our Board of Directors on July 20, 2021 had remaining repurchase authorization of $401.6 million following our July 2022 repurchases presented above. On July 26, 2022, our Board of Directors amended our share repurchase program to increase the remaining repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 and/or 10b-18 under the Securities Exchange Act of 1934, in the open market, in privately negotiated transactions or otherwise.

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
101*

The following unaudited financial information from Reliance Steel & Aluminum Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

**    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE STEEL & ALUMINUM CO.
(Registrant)

Date: November 3, 2022	By:	/s/ Arthur Ajemyan

Arthur Ajemyan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)