Form 10-K
period 2022-12-31
RELIANCE STEEL & ALUMINUM CO
filed 2023-02-28
CIK 861884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2022 was approximately $10,280,000,000. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. As of February 24, 2023, 58,979,530 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of stockholders to be held on May 17, 2023 are incorporated by reference in Part III.

i

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “Company,” “Reliance,” “we,” “our,” and “us” refer to Reliance Steel & Aluminum Co. and all of its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles. This Annual Report on Form 10-K and the information incorporated by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also provide oral or written forward-looking information in other materials we release to the public. Our forward-looking statements may include, but are not limited to, discussions of our industry and end markets, our business strategies and our expectations concerning future demand and metals pricing and our results of operations, margins, profitability, impairment charges, taxes, liquidity, capital expenditures, macroeconomic conditions, including inflation and the possibility of an economic recession or slowdown, litigation matters and capital resources. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “preliminary,” “range,” “intend” and “continue,” the negative of these terms, and similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those in the future that are implied by these forward-looking statements. These risks and other factors include those described in “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A). In addition, other factors of which the Company is not currently aware may affect the accuracy of our forward-looking information and may cause actual results to differ from those discussed. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or forecasted in our forward-looking statements as a result of various important factors, including, but not limited to, actions taken by us, including restructuring and impairment charges, as well as developments beyond our control, including, the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic, an economic recession or the ongoing conflict between Russia and Ukraine and changes in worldwide and U.S. economic conditions that materially impact our customers, the demand and availability of our products and services, including supply disruptions, labor shortages and inflation. Further deteriorations in economic conditions could lead to a further or prolonged decline in demand for our products and services and negatively impact our business, and may also impact financial markets and corporate credit markets which could adversely impact our access to financing, or the terms of any financing.

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

ii

PART I

Item 1.  Business

We are a leading diversified metal solutions provider and the largest metals service center company in North America (U.S. and Canada) based on revenues, with 2022 net sales of $17.03 billion.

We have been in business over 80 years since our original organization on February 3, 1939, operating a single metals service center in Los Angeles, California fabricating steel reinforcing bar. We reincorporated in the State of Delaware in 2015. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RS” and was first traded on September 16, 1994.

We believe we have a unique and sustainable business model predicated on the following key attributes:

●	Diversity of Products, Customers and Services

We operate through a network of approximately 315 locations in 40 U.S. states and in 12 foreign countries. We distribute a full line of over 100,000 metal products, including alloy, aluminum, brass, copper, carbon steel, stainless steel, titanium and specialty steel products.

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

Our diversification by product, end market and geography helps mitigate volatility in metals pricing and changing end market conditions. We are not dependent on any particular customer or industry because we process and distribute a variety of metals. This diversity of product type and material reduces our exposure to fluctuations or other weaknesses in the financial stability of particular customers or industries. We are also less dependent on any particular suppliers as a result of our product diversification. As a result, we have remained profitable every year, even during recessionary periods and a global pandemic, since our initial public offering in 1994.

●	Customer Relationships

We believe that our focus on servicing customers with small order sizes and quick turnaround, along with our growth and diversification strategy, has been instrumental in our ability to produce industry-leading operating results among publicly traded metals service center companies in North America. In 2022, approximately 97% of our orders were from repeat customers and we delivered approximately 40% of our orders within 24 hours of the customer placing the order with us.

●	Value-Added Solutions Provider

We provide a wide variety of processing services to meet our customers’ specifications and deliver products to fabricators, manufacturers and other end users. We believe that few other metals service centers offer the broad range of processing services and metals that we provide. Our primary processing services range from cutting, leveling or sawing to more complex processes such as machining or electropolishing. We generally only process specific metals to non-standard sizes pursuant to customer purchase order specifications. In addition, we typically acquire standard size and grade products that can be processed into many different sizes to meet the needs of many different customers.

We have increased the amount of value-added processing services we provide through recent acquisitions and significant investments in new equipment over the past several years. Expanding our value-added capabilities (including toll processing) and increasing the percentage of our total sales represented by the higher margin orders generated from those capabilities, helps reduce the volatility in our profitability ratios during periods of unfavorable metals demand and/or pricing.

●	Industry leader

According to the Metals Service Center Institute (“MSCI”) reporting of industry tons sold in the U.S., our 2022 tons sold from our U.S. locations represented approximately 14.5% of the total tons sold by the U.S. metals service center industry. Metals service centers are the largest single customer group for the North America primary metals producers (“mills”) in the broader metals wholesale industry with estimated sales of approximately $219 billion according to IBISWorld Inc.’s July 2022 report, a global intelligence publication. We believe our relatively low level of market share shown by MSCI leaves significant opportunity for further strategic growth within the industry.

●	Pricing Power

We primarily operate in the spot market for both the purchase and sale of our products. As a limited portion of our business is dependent on long-term contractual commitments, we have the ability to quickly pass on raw material price increases to our customers and maintain consistency in our gross profit margin.

●	Purchasing Power

We believe we are one of the largest customers of the North American mills.  We believe that our significant scale and relationships with suppliers enable significant purchasing power and product availability in all market conditions.

Our business is relationship-based and we operate under the following trade names:

Trade Name	No. of Locations
Reliance Divisions
Bralco Metals
Bralco Metals	6
Affiliated Metals	1
MetalCenter	1
Olympic Metals	1
Central Plains Steel Co.	1
Reliance Metalcenter	8
Reliance Steel Company	2
Smith Pipe & Steel Company	1
Tube Service Co.	6
Admiral Metals Servicenter Company, Incorporated	7
All Metals Processing & Logistics, Inc.	2
All Metal Services
All Metal Services Limited (United Kingdom)	4
All Metal Services France	1
All Metal Services India Private Limited	1
All Metal Services Ltd. (China)	1
All Metal Services (Malaysia) Sdn. Bhd.	1
Allegheny Steel Distributors, Inc.	1
American Metals Corporation
American Metals	2
American Steel	2
Alaska Steel Company	3
Haskins Steel Company	1
Lampros Steel	1
LSI Plate	1
Plate Sales	1
AMI Metals, Inc.
AMI Metals	6
AMI Metals UK, Limited	1
AMI Metals Europe (Belgium)	1

Trade Name	No. of Locations
AMI Metals Aero Services Ankara Havacılık Anonim Şirketi (Turkey)	1
Best Manufacturing, Inc.	1
CCC Steel, Inc.
CCC Steel	1
IMS Steel Co.	1
Chapel Steel Corp.
Chapel Steel Corp.	6
Chapel Steel Canada, Ltd.	1
Chatham Steel Corporation	5
Clayton Metals, Inc.	2
Continental Alloys & Services
Continental Alloys & Services Limited (UK)	2
Continental Alloys & Services Middle East FZE (Dubai)	1
Continental Alloys & Services (Malaysia) Sdn. Bhd.	1
Continental Alloys & Services Pte. Ltd. (Singapore)	1
Crest Steel Corporation	1
Delta Steel, Inc.	4
Diamond Manufacturing Company
Diamond Manufacturing	2
Ferguson Perforating Company	2
McKey Perforating Co.	1
Perforated Metals Plus	1
DuBose
DuBose National Energy Fasteners & Machined Parts, Inc.	1
DuBose National Energy Services, Inc.	1
Durrett Sheppard Steel Co., Inc.	1
Earle M. Jorgensen Company
Earle M. Jorgensen	31
Steel Bar	1
Feralloy Corporation
Feralloy	4
Acero Prime S. de R.L. de C.V.	4
Feralloy AP Sinton Processing Center	1
Feralloy Processing Company	1
GH Metal Solutions	4
Indiana Pickling and Processing Company (56%-owned)	1
Oregon Feralloy Partners (40%-owned)	1
Fox Metals and Alloys, Inc.	1
Fry Steel Company	2
Infra-Metals Co.
Infra-Metals	5
Athens Steel	1
Infra-Metals / IMS Steel / Industrial Metals Supply / Georgia Steel Company	2
KMS
KMS Fab, LLC	1
KMS South, Inc.	1
Liebovich Bros., Inc.
Liebovich Steel & Aluminum Company	4
Custom Fab Company	1
Good Metals Company	1
Hagerty Steel & Aluminum Company	1
Metalweb Limited	3
Metals USA, Inc.

Trade Name	No. of Locations
Gregor Technologies	1
Lynch Metals	2
Metals USA	22
Port City Metal Services	1
The Richardson Trident Company, LLC	3
National Specialty Alloys, Inc.
National Specialty Alloys	3
Aleaciones Especiales de Mexico, S. de R.L. de C.V.	1
Northern Illinois Steel Supply Co.	2
Nu-Tech Precision Metals Inc.	1
Pacific Metal Company	5
PDM Steel Service Centers, Inc.
PDM Steel Service Centers	8
Feralloy PDM Steel Service	1
Phoenix Corporation
Phoenix Metals Company	14
Precision Flamecutting and Steel, Inc.	1
Precision Strip Inc.	15
Reliance Metalcenter Asia Pacific Pte. Ltd. (Singapore)	1
Reliance Metals Canada Limited
Earle M. Jorgensen (Canada)	7
Encore Metals	7
Service Steel Aerospace Corp.
Service Steel Aerospace	3
Dynamic Metals International	1
United Alloys Aircraft Metals	1
Siskin Steel & Supply Company, Inc.
Siskin Steel	4
East Tennessee Steel Supply Company	1
Steel Store	1
Sugar Steel Corporation	3
Tubular Steel, Inc.
Tubular Steel	4
Metalcraft Enterprises	1
United Pipe & Steel Corp./Merfish United, Inc.	12
Valex Corp.
Valex	1
Valex Semiconductor Materials (Zhejiang) Co., Ltd.	1
Valex Korea Co., Ltd. (96%-owned)	1
Viking Materials, Inc.	2
Yarde Metals, Inc.
Yarde Metals	7
Rotax Metals	1

We have one operating and reportable segment—metals service centers. Further information about our reportable segment, including geographic information, appears in Note 18—“Segment information” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data.”

Industry Overview

Metals service centers acquire carbon steel, aluminum, stainless and alloy steel and other metal products from mills, and then process and distribute these materials to meet customer specifications.

Customers purchase from metals service centers for a variety of reasons, including the ability to obtain value-added metals processing, readily available inventory, reliable and timely delivery, flexible minimum order size, and quality control. Many customers deal exclusively with service centers because the quantities of metal products that they purchase are smaller than the minimum order sizes specified by mills or because those customers require intermittent deliveries over long or irregular periods. Metals service centers respond to a niche market created because of the focus on when-needed inventory management and materials management outsourcing in the capital goods and related industries. In general, metals service center customers have placed increased emphasis on carrying lower amounts of inventory, especially during declining price environments.

The processing services we provide save our customers time, labor, and expense, reducing their overall manufacturing costs. Specialized metals processing equipment requires high utilization to be cost effective. We believe many manufacturers and their suppliers are not able or willing to invest in the necessary technology, equipment, and warehousing of inventory to perform efficient and effective metal processing themselves for their own operations. Accordingly, we believe industry dynamics have created a niche in the market for metals service centers. Metals service centers purchase, process, and deliver metals to end-users in a more efficient and cost-effective manner than the end-user could achieve by dealing directly with the primary producer. The metals service centers of the MSCI comprise the largest customer group for North American mills, buying and reselling almost 50% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass, bronze and superalloys produced in the United States according to a July 2022 report on the metals wholesaling industry issued by IBISWorld Inc., a global intelligence publication.

According to IBISWorld Inc.’s July 2022 report, the United States metals wholesale industry (comprised of metals service centers of the MSCI and other metal wholesaling distributors) revenues were expected to grow approximately 15% from $191 billion in 2021 to approximately $219 billion in 2022, primarily due to increases in metal prices. IBISWorld Inc. expects the largest industry participants to represent less than 10% of the estimated $219 billion industry total in 2022. Our 2022 U.S. revenues of approximately $16 billion represented about 7% of the entire U.S. metals wholesaling market based on IBISWorld Inc.’s estimated 2022 industry revenues. However, the measurement of our market share based on the shipment levels of the metals service center industry published by the MSCI, who does not also publish estimated industry revenues, was at 14.5%, which we believe is due to the inclusion of non-metal service center companies in the broader metals wholesaling industry as defined by IBISWorld Inc. Regardless of the measurement of our market share through our tons sold via MSCI industry shipments or our sales relative to what we believe to be the broader metals wholesaling industry, our relatively low market share provides us significant opportunity for growth.

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

Operational Strategy

Our primary business strategy is to provide the highest levels of quality and service to our customers in the safest, most efficient operational manner, allowing us to maximize our financial results. The core tenets of our differentiated approach include:

●	Our commitment to safety which is our top priority and an important element of our culture and day-to-day operational focus. Our executive team supports a safety management system that includes policies, standard practices and goals at our facilities. In addition, our safety professionals monitor compliance with regulatory requirements and conduct safety assessments and training to improve safety practices.

●	Organic growth and innovation through our industry-leading investments in state-of-the-art value-added processing equipment to better service our customers. We have made significant investments in our businesses in recent years, including investments in advanced, state-of-the-art value-added processing equipment.

●	We believe our diversification of products, end markets and geography reduces volatility. We maintain a wide variety of products in inventory and believe this differentiates us from all other North American service center companies. Our product mix has become more diverse mainly as a result of our targeted growth strategy that includes acquiring companies that distribute mainly specialty products and provide increased levels of value-added processing services.

●	Our decentralized operating structure puts decision making and resources close to the customer. Due to our focus on small orders, our decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant.

●	A focus on when-needed inventory management and small orders with quick turnaround and increasing levels of value-added processing which generate higher profit margins as compared to a focus on large volume orders. We seek to increase profitability through our customer service, operational efficiencies, pricing discipline, innovation and inventory management as well as by providing increased levels of value-added processing. Approximately 40% of our orders were delivered within 24 hours from receipt of the order. We believe that this provides a competitive advantage to us, and, for the remainder of our orders we typically have shorter lead times than our competitors given our decentralized structure and investments in processing equipment.

●	Strong pricing discipline by our managers in the field allows us to appropriately price the value provided to customers. We believe our focus on maintaining pricing discipline related to our processing services coupled with our investments in state-of-the-art equipment and advanced technology were significant contributors to the substantial increases in gross profit margin over the past several years.

●	Minimal contractual sales help us effectively manage working capital and minimize the impact of changing metal prices.

Growth Strategy

Our growth strategy is based on increasing our operating results through organic growth activities and strategic acquisitions that enhance our product, customer and geographic diversification. We believe our focused growth strategy and increasing the level of value-added services we provide our customers makes us less vulnerable to regional or industry-specific economic volatility and somewhat lessens the negative impact of volatility experienced in commodity pricing and cyclicality of our customer end markets, as well as general economic trends.

We expect to continue growing our business through acquisitions and internal growth initiatives, particularly those that diversify our products, customer base and geographic locations and increase our sales of high-margin specialty products and value-added processing services.

Sales and Marketing

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

Customers

Although we sell directly to many large original equipment manufacturer customers, the majority of our sales are to small machine shops and fabricators, in small quantities with frequent deliveries, helping them manage their working capital and credit needs more efficiently. Our metals service centers wrote and delivered over 4.6 million orders during 2022 or an average of 18,460 per day, with an average price of approximately $3,670 per order. Most of our metals service center customers are located within a 200-mile radius of the Reliance metals service center serving them. The proximity of our service centers to our customers helps reduce total road miles and carbon emissions, promote efficient routing and provide quick delivery. With our fleet of approximately 1,720 trucks (some of which are leased), we are able to service many smaller customers and provide quick turnaround deliveries. We believe that maintaining our own fleet of trucks and drivers provides a competitive advantage as there has been a shortage of qualified drivers and third-party freight costs have been at elevated levels in recent years. Moreover, our order entry systems and flexible production scheduling enable us to meet customer requirements for short lead times and quick delivery, when needed. In 2022, approximately 97% of our orders were from repeat customers. We believe that our long-term relationships with many of our customers significantly contribute to the success of our business. Providing prompt and efficient services and quality products at reasonable prices are important factors in maintaining and expanding these relationships.

We have built and opened international locations in recent years to service specific industries, typically making limited investments to support existing key U.S. customers that also operate in those international markets. Accordingly, our exposure to risks associated with such investments is minimal. Sales from our foreign operations were 6% of our net sales for the year ended December 31, 2022, or $1.05 billion. However sales to international customers (based on the shipping destination) were approximately 8% of our consolidated 2022 net sales, or $1.37 billion, with approximately 29%, or $398.0 million, to Canadian customers.

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

Due to our focus on small orders, decentralized operating structure and the diversity of the markets we serve, customer concentrations are not significant. Our largest customer represented only 1.2% of our net sales in 2022. In 2022, we generated sales greater than $25 million from only 44 customers.

Suppliers

We primarily purchase our inventory from the major metals producers in North America. Our U.S. operations do, however, also purchase minimal amounts of certain products from foreign producers. We have multiple suppliers for all of our products.

Because of our total volume of purchases and our long-term relationships with our suppliers, we believe that we are generally able to purchase inventory at the most competitive prices offered by our suppliers. We believe that these relationships provide us with an advantage in sourcing product to be available for our customers in accelerated timeframes when needed, and also allow us to more efficiently manage our inventory. We believe both our size and our long-term relationships with our suppliers continue to be important because mill consolidation has reduced the number of suppliers.

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

Competition

The metals service center industry is highly fragmented and competitive within localized areas or regions. Many of our competitors operate single, stand-alone service centers. According to IBISWorld Inc., there were approximately 11,200 metal wholesaling locations operated by approximately 8,800 companies in the United States in 2022. Our 2022 tons sold from our U.S. locations represented approximately 14.5% of the total tons sold by the U.S. metals service center industry according to MSCI reporting. The significant number of metals service centers that exist in this fragmented market creates opportunities for us to expand by making acquisitions.

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

Human Capital

At December 31, 2022, we employed approximately 14,500 persons worldwide, of which approximately 12,800 were employed in the United States. Our total workforce of approximately 15,000 persons at December 31, 2022 includes approximately 500 contract and temporary workers.

As of December 31, 2022, approximately 13% of our employees were represented by unions under collective bargaining agreements. We have entered into collective bargaining agreements with 42 union locals at 52 of our locations. These collective bargaining agreements have not had a material impact on our revenues or profitability. From time to time, our collective bargaining agreements expire and come up for renegotiation. Approximately 500 employees are covered by 23 different collective bargaining agreements that expire in 2023.

As a result of a materiality assessment, we determined that Reliance’s most significant social issues are: (i) the health and safety of our colleagues; and (ii) human capital management. We seek to create an environment that values the health, safety and wellbeing of our employees, their families and the communities in which we live and do business. We strive to equip our employees with the knowledge, skills and resources to maintain or improve their personal health, develop professionally and operate safely within our businesses. A highlight of our commitment to our employees is the inclusion of “People” as one of our six core values that represent key areas of focus for our company. For more information on the Company’s core values, see the Company’s Code of Conduct available at investor.rsac.com. Among the critical elements included in the People category are the following:

●	Focus on Safety

The health and safety of our employees, customers, suppliers and communities is our most important core value. Our safety programs are designed around recognized standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our operations. Our SMART Safety program focuses on embedding our culture of safety across all of our operations. We strive to have zero fatalities and no life-threatening or life-altering injuries and illnesses from working at our facilities.

Our executive team supports a safety management system that includes policies, standard practices and goals at our facilities, including:

o	conducting regular safety assessments;

o	monitoring best practices and compliance with regulatory requirements;

o	training our employees to improve safety practices;

o	integrating video-based technology and safety programs into substantially all Company-operated trucks; and

o	maintaining emergency preparedness and response plans.

The Company utilizes a mixture of indicators to assess the health and safety performance of its domestic operations. Lagging indicators include the Occupational Safety & Health Administration (“OSHA”) Total Recordable Incident Rate (“TRIR”) and average Department of Transportation Recordable Accident Rate per million miles (“DOT Rate”).

	Year Ended December 31,
	2022	2021	2020
Safety Indicator:
TRIR	1.61	2.12	1.86
DOT Rate	0.55	0.54	0.60

Our focus on safety is evident in our 2022 TRIR being our lowest ever and lower than 3.5, as reported in the most recent Metals Service Center Institute survey performed in 2020. A lower TRIR means that fewer people are injured, and fewer lives are negatively impacted. We have not identified a universally accepted and annually updated benchmarking standard for DOT Rate.

●	Diversity, Equity and Inclusion

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

●	Employee Health, Wellness and Wellbeing

The health, wellness and wellbeing of our employees is critical to our success. We are committed to providing our employees with resources to help them achieve their personal health, wellness, and wellbeing goals. As part of our comprehensive benefits offering, we provide employees and their covered spouses/domestic partners with a robust employee assistance program, individualized assessments, access to lab or on-site health screenings and personalized wellness coaching. Our customizable program integrates web-based tools, phone and mail-based communications, local activities and is designed to support the diverse and individualized needs of our employees in order to help them improve or maintain their health status and ongoing engagement in healthy behaviors.

●	Compensation and Benefits

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

●	Community Service

Reliance is committed to investing in and enriching the communities in which we live and work. Giving back to those in need and enriching people's lives is a deep-rooted philosophy ingrained in our corporate culture primarily through our support of non-profit organizations that provide active duty, veterans, transitioning service members and their families with advanced manufacturing training and other support services. Our dedication to each and every member of our Family of Companies is the foundation for “Reliance Cares,” our emergency assistance fund dedicated to supporting employees impacted by natural disasters. Through employee funded contributions, matched dollar-for-dollar by Reliance, we have been able to provide approximately 1,000 grants to employees (including approximately 170 grants to support employees and their families responding to COVID-19 related personal impacts) since the inception of Reliance Cares in 2017.

●	Employee Development

We believe employees should have an opportunity for ongoing development through challenging daily contributions and structured development programs. We launched an annual evolving leaders program focused on the continued training of selected employees, encouraging the development in several areas of our business, leadership and communication, along with opportunities for enterprise-wide collaboration to drive an approach to innovative problem solving and solutions. We continue to expand our talent management initiatives to pursue the significant long-term potential for our continued success. Our success is dependent on the knowledge, skills and abilities of our current and future leaders.

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

Government Regulation

Beyond our compliance requirements with environmental regulations, compliance with government regulations has not had and, based on laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

Our operations are also subject to laws and regulations relating to workplace safety and worker health, principally the OSHA and related regulations, which, among other requirements, establish noise, dust and safety standards. We maintain comprehensive health and safety policies and encourage our employees to follow established safety practices.

We are subject to the conflict mineral provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are required to undertake due diligence, disclose and report whether the products we sell originate from the Democratic Republic of Congo and adjoining countries. We verify with our suppliers the origins of all metals used in our products.

We sell metals to foreign customers and otherwise operate abroad, subjecting us to various countries’ trade regulations concerning the import and export of materials and finished products. Our operations are subject to the laws and regulations of the jurisdictions in which we conduct our business that seek to prevent corruption and bribery in the marketplace, including the United States’ Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom’s Bribery Act 2010. We have developed and implemented company-wide export and anti-corruption policies designed to provide our employees clear statements of our compliance requirements and to ensure compliance with applicable export and anti-corruption regulations. For information about risks related to government regulation, please see the risk factors set forth under the caption Item 1A. “Risk Factors” including the Risk Factors captioned “We are subject to various environmental, employee safety and health, and customs and export laws and regulations, which could subject us to significant liabilities and compliance expenditures;” and “We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.”

Environmental

We are not a metals producer or mill – we operate metals service centers. As a distributor and “first-stage” processor of metal products, our operations, by their nature, have a limited environmental impact as we do not emit significant amounts of carbon dioxide or other greenhouse gases.

In addition, the overwhelming majority of our operations involve the processing and distribution of inherently sustainable aluminum and steel products that we believe (i) are some of the most commonly-recycled materials in the United States and (ii) can be 100% recycled without loss of quality. We believe aluminum and steel are some of the most recycled materials on the planet—more than plastic, paper, and glass combined each year. In 2022, we reintroduced over 197,500 tons of recycled scrap material into the manufacturing life cycle.

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

As a result of the materiality assessment, we determined that the most material environmental issues are: (i) emissions from company-owned trucks that deliver our products; and (ii) our overall energy usage. We expect to update this materiality assessment on a periodic basis to ensure it reflects changes in our business and the external environment.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers, including our Company, that file reports electronically with the SEC. The public can obtain any reports that we file with the SEC at http://www.sec.gov.

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

Global economic conditions, including inflation, and supply chain disruptions, have adversely affected, and could continue to adversely affect, our operations.

Our financial condition and results of operations are impacted by global markets and economic conditions over which we do not have control. A general global economic downturn or other adverse macroeconomic trends, including heightened inflation, capital markets volatility, currency rate fluctuations, an economic slowdown or recession, or a slowing or stalled recovery therefrom, have in the past resulted in and may in the future result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, has had and may continue to have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in recessionary pressures in many parts of the world.

Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our operations. If we are unable to pass any increases in costs along to our customers, it could adversely affect our operating results.

The 2022 Russian military invasion of Ukraine has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations.

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

We sell many products to industries that are cyclical, such as the non-residential construction, semiconductor, energy, automotive, aerospace and heavy equipment industries. Although many of our direct sales are to sub-contractors or job shops that may serve many customers and industries, the demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by customers in these industries, which may change as a result of changes in the general U.S. or worldwide economy, inflation, domestic exchange rates, energy prices or other factors beyond our control.

Our business may continue to be negatively impacted by the coronavirus (COVID-19) pandemic and could be negatively impacted by other pandemics and outbreaks.

Our operations were adversely affected in 2022 by the impacts of the COVID-19 pandemic and related macroeconomic effects, including labor shortages, raw material constraints and other supply chain disruptions. The ongoing impacts of the COVID-19 pandemic could further affect general economic conditions, our business and results of operations. Future developments would dictate the type and level of these potential impacts, which are highly uncertain and are difficult to predict.

In addition, the COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, which could result in a prolonged economic downturn that may negatively affect demand for our products and services. The imposition of quarantine and travel restrictions has negatively affected and, if reimposed, may continue to negatively affect our business. The extent to which COVID-19 continues to impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, including the emergence of new variants, the severity of the disease, vaccination rates and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic. Other outbreaks of contagious diseases, or other adverse public health developments in countries where we operate or our customers are located, could similarly adversely affect our business, results of operations and financial condition in the future.

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

Developing and acting on initiatives within the scope of social and environmental sustainability, and collecting, measuring and reporting environmental sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. Further, statements about our social and environmental sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our social and environmental sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of social and environmental sustainability on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

An increase in delinquencies could adversely affect our results.

Inherent in the operation of our business is the credit risk associated with our customers. The creditworthiness of each customer and the rate of delinquencies are directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer’s management team, commodity prices and political events. Any increase in delinquencies and credit losses on customer obligations could have a material adverse effect on our earnings and cash flows. In addition, although we evaluate and adjust allowances for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate an increase in our estimated losses, which could also have a material adverse effect on our earnings and cash flows.

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

Since our initial public offering in September 1994, we have successfully purchased 71 businesses. We continue to evaluate acquisition opportunities and expect to continue to grow our business through acquisitions in the future. Risks we may encounter in acquisitions include:

●	the acquired company may not perform as anticipated or expected strategic benefits may not be realized, which could result in an impairment charge or otherwise impact our results of operations;

●	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to continue purchasing products from us;

●	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

●	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or assume existing debt of an acquired company, which, among other things, may result in a downgrade of our credit ratings;

●	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause our gross profit margin to decline;

●	we may have increased inventory exposure for a short time period if the acquired company has significant amounts of material on order;

●	our relationship with current and new employees, customers and suppliers could be impaired;

●	our safety performance may decline, and our incidence rates increase;

●	our due diligence process may fail to identify risks that could negatively impact our financial condition;

●	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

●	we may face contingencies related to product liability, intellectual property, financial disclosures, environmental issues, violations of regulations/policies, tax positions and accounting practices or internal controls;

●	the acquisition may result in litigation from terminated employees or third parties;

●	our management’s attention may be diverted by transition or integration issues;

●	costs and investments in excess of our expectations may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

●	we may pay more than the acquired company is worth;

●	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws;

●	we may assume substantial additional environmental exposures, commitments, contingencies and remediation and reclamation projects; and

●	we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease in our earnings and adversely affect other leverage measures. If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common stock.

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

Six percent of our 2022 consolidated net sales were from operations outside the U.S., subjecting us to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, local regulation, changes in governmental policies, inflation, labor unrest and current and changing regulatory environments. International political and military conflict, such as the current conflict between Russia and Ukraine, or increasing tensions between Taiwan and China, could materially adversely affect the global economy. In addition, government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our customers’ products and services. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which our customers sell large quantities of products and services could negatively impact our business, results of operations and financial condition.

Our operating results could be negatively affected by the global laws, rules and regulations, as well as political environments in the jurisdictions in which we operate. For example, we are subject to the FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions such as the United Kingdom’s Bribery Act 2010, which generally prohibit companies and their intermediaries from corruptly paying, offering to pay, or authorizing the payment of money, a gift, or anything of value, to a foreign official or foreign political party, for purposes of obtaining or retaining business. A company can be held liable under these anti-bribery laws not just for its own direct actions, but also for the actions of its foreign subsidiaries or other third parties, such as agents or distributors. In addition, we could be held liable for actions taken by employees or third parties on behalf of a company that we acquire. If we fail to comply with the requirements under these laws and other laws, we are subject to due to our international operations, we may face possible civil and/or criminal penalties, which could have a material adverse effect on our business or financial result

We rely on information management systems and any damage, interruption or compromise of our information technology management systems, networks or data could disrupt and harm our business.

We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information in connection with the operation of our business. These systems and networks may include operational technology systems that we use to operate and manage our equipment and inventory.  Additionally, we collect and store data that is sensitive to our company, including proprietary business information and the personal information of our employees or others. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Our information management systems and the data contained therein are vulnerable, including interruption due to power loss, system and network failures, operator negligence and similar causes.

In addition, our systems and data are susceptible to security incidents, such as viruses, malware, and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity events such as viruses and attacks on our IT systems. To date, none of these events has had a material impact on our operations or financial results.

Despite our efforts to protect our systems, networks and data, we cannot guarantee protection from all security incidents, including theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromise of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Furthermore, data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain.

Given the unpredictability of the timing, nature and scope of security incidents such as cybersecurity attacks or potential disruptions, we are subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising, misappropriation, destruction or corruption of data, unauthorized access to or acquisition of data, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems and networks or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, regulatory actions or increased regulatory scrutiny, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal data), negative impact on our stock price, environmental damage, and personal injury or death. Furthermore, we may be required to expend significant attention and financial resources to protect against physical or security incidents that could result in the misappropriation of our information or the information of our employees and customers.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

Our enterprise data practices, including the collection, use, sharing, and security of the personal identifiable information of our customers, employees, or suppliers are subject to increasingly complex, restrictive, and punitive regulations in all key market regions.

Various federal, state, and foreign laws and regulations as well as industry standards and contractual obligations govern the collection, use, retention, protection, disclosure, cross-border transfer, localization, sharing, and security of the data we receive from and about our customers, employees, suppliers, and other individuals. The regulatory environment for the collection and use of personal information for companies is evolving in the United States and internationally. The U.S. federal government, U.S. states, and foreign governments, including those in Europe, the United Kingdom, China, Singapore, South Korea, and elsewhere have enacted (or are considering) laws and regulations that may restrict our ability to collect, use, and disclose personal information and may increase or change our obligations with respect to storing or managing our employees’ personal information, as well as our customers’ or suppliers’ data, which may include individuals’ personal information.

Under global data privacy and data protection regulations, the failure to maintain compliant data practices could result in consumer complaints, regulatory inquiry, civil or criminal penalties, litigation, legal liability, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, in Europe, the General Data Protection Regulation applies to all of our ongoing operations in the EU as well as some of our operations outside of the EU that involve the processing of EU personal data. This regulation imposes significant potential financial penalties for noncompliance, including fines of up to 4% of worldwide revenue. Other foreign, state and local jurisdictions have adopted and are considering adopting, laws and regulations imposing obligations regarding personal data. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data or security incidents involving their personal information.

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

We review the recoverability of goodwill and indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur that might impair the recovery of recorded costs. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, declines in the market conditions for our products, viability of end markets, loss of customers, reduced future cash flow estimates, and slower growth rates in our industry. For example, we recognized $137.5 million of impairment and restructuring charges in the first quarter of 2020 due to our reduced long-term outlook for our energy-related businesses related to declines in the energy (oil and natural gas) market. If prices for the products our customers sell fall substantially or remain low for a sustained period, we may be (i) unable to realize a profit from businesses that service such customers, (ii) required to record additional impairments, or (iii)

required to suspend or reorganize operations that service such customers. An impairment charge, if incurred, could be material.

Our business operations and financial performance could be adversely affected by changes in our relationship with our employees or changes to U.S. or foreign employment regulations.

We had approximately 14,500 employees worldwide as of December 31, 2022. This means we have a significant exposure to changes in domestic and foreign laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which likely would have a direct impact on our operating costs. A significant increase in minimum wage or overtime rates in jurisdictions where we have employees could have a significant impact on our operating costs and may require that we relocate those operations or take other steps to mitigate such increases, all of which may cause us to incur additional costs, expend resources responding to such increases and lower our profitability.

We face certain risks associated with potential labor disruptions.

Approximately 13% of our employees are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. Approximately 500 employees are covered by 23 different collective bargaining agreements that expire in 2023. While we believe that our relations with our employees are generally good, we cannot provide assurances that we will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Risks Related to our Indebtedness

Our indebtedness could impair our financial condition or cause a downgrade of our credit rating and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We have substantial debt service obligations. As of December 31, 2022, we had aggregate outstanding indebtedness of approximately $1.66 billion, which was reduced to $1.16 billion in January 2023 as a result of the redemption of $500.0 million of senior unsecured notes. This indebtedness could adversely affect us in the following ways:

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

Our ability to generate sufficient cash flow from operations, available under our revolving credit facility or access the capital markets to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from our operations to repay amounts due on our debt securities when they mature in 2025, 2030 and 2036. If we do not generate sufficient cash flow from operations or have availability to borrow on our revolving credit facility to satisfy our debt obligations, we would expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transactions at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. These transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations or to timely refinance our obligations on acceptable terms could adversely affect our ability to serve our customers or we may not be able to continue our operations as planned.

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

The available borrowing on our revolving credit facility bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates, primarily based on the Secured Overnight Finance Rate for deposits of U.S. dollars (“SOFR”). SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. As of December 31, 2022, we had $1.49 billion available for borrowing on our revolving credit facility with interest on borrowings at variable rates based on SOFR following an amendment to our credit agreement in January 2023. We currently do not use derivative financial instruments to manage the potential impact of interest rate risk. Accordingly, our interest expense for any particular period will fluctuate based on SOFR and other variable interest rates if we borrow on our revolving credit facility.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2022, we operated a network of approximately 315 locations in 40 states and in 12 foreign countries. In the opinion of management, all of our facilities are in good or excellent condition and are adequate for our existing operations. These facilities currently operate at about 50-60% of capacity based upon a 24-hour seven-day week, with each location averaging approximately two shifts operating at full capacity for a five-day work week. We have the ability to increase our operating capacity significantly without further investment in facilities or equipment if demand levels increase.

We leased 97 of our metals service center facilities as of December 31, 2022. In addition, we have ground leases and other leased spaces, such as depots, sales offices and storage, totaling 6.9 million square feet. Total square footage on all company-owned properties is approximately 29.6 million and represents approximately 81% of the total square footage of our operating facilities. Our leases of facilities and other spaces expire at various times through 2045 and certain ground leases expire at various times through 2068. The aggregate monthly rent amount for these properties is approximately $2.9 million.

Item 3.  Legal Proceedings

The information contained under the captions “Legal Matters” and “Environmental Contingencies” in Note 16—“Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is owned by 171 stockholders of record as of February 24, 2023. Our common stock has traded for the past 29 years on the NYSE under the symbol “RS” and was first traded September 16, 1994. Our stockholders of record exclude those stockholders whose shares are held for them in street name through banks, brokers or other nominee accounts.

We have paid quarterly cash dividends on our common stock for 63 consecutive years and have never reduced or suspended our regular quarterly dividend. In February 2023, our Board of Directors increased the regular quarterly dividend amount 14.3% to $1.00 per share from $0.875 per share. This recent increase is the 30th increase in our regular quarterly dividend rate since our IPO in 1994. Further increases in the quarterly dividend rate will be evaluated by the Board based on conditions then existing, including our earnings, cash flows, financial condition and capital requirements, or other factors the Board may deem relevant. We expect to continue to declare and pay dividends in the future, if earnings are available to pay dividends, but we also intend to continue to retain a portion of earnings for reinvestment in our operations and expansion of our businesses. We cannot assure you that any dividends will be paid in the future or that, if paid, the dividends will be at the same amount or frequency as paid in the past. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

On July 26, 2022, our Board of Directors amended our share repurchase program authorized on July 20, 2021 to increase the remaining repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. We repurchase shares of our common stock from time to time pursuant to a combination of one or more open market repurchases and transactions structured through investment banking institutions in reliance upon Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

During 2022, we repurchased approximately 3.5 million shares of our common stock at an average cost of $178.81 per share, for a total of $630.3 million. As of December 31, 2022, we had remaining authorization under the plan to repurchase $680.7 million of our common shares.

Our share repurchase activity during the three months ended December 31, 2022 was as follows:

			Total Number of	Maximum Dollar
	Total Number	Average Price	Shares Purchased	Value That May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan
				(in millions)
October 1 - October 31, 2022	335,430	$182.61	335,430	$702.1
November 1 - November 30, 2022	67,004	$198.30	67,004	$688.8
December 1 - December 31, 2022	40,413	$199.35	40,413	$680.7
Total	442,847	$186.51	442,847

Information relating to compensation plans under which our equity securities are authorized for issuance will be in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 and is incorporated herein by reference.

Stock Performance Graph

This graph is not deemed to be “filed” with the United States Securities and Exchange Commission (“SEC”) or subject to the liabilities of Section 18 of the Exchange Act and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

The following graph compares the performance of our common stock with that of the S&P 500, the Russell 2000 and an industry peer group consisting of publicly-traded metals service center companies (the “industry peer group”) for the five-year period from December 31, 2017 through December 31, 2022. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends. Since there is no nationally-recognized industry index consisting of metals service center companies to be used as a peer group index, Reliance constructed the industry peer group. As of December 31, 2022, the industry peer group consisted of Olympic Steel Inc., which has securities listed for trading on NASDAQ; Ryerson Holding Corporation and Worthington Industries, Inc., each of which has securities listed for trading on the NYSE; and Russel Metals Inc., which has securities listed for trading on the Toronto Stock Exchange. The returns of each member of the industry peer group are weighted according to that member’s stock market capitalization.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Reliance Steel & Aluminum Co.,
the S&P 500 Index, the Russell 2000 Index and an Industry Peer Group

Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

	2017	2018	2019	2020	2021	2022
Reliance Steel & Aluminum Co.	$100.00	$84.86	$146.17	$149.83	$206.49	$262.31
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Industry Peer Group	100.00	98.21	95.32	112.11	166.30	147.30

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

Overview

We again generated record financial performance in 2022 across nearly every key metric. Outstanding execution resulted in record profitability in the face of declining metals pricing throughout the second half of 2022 and supply chain disruptions on us, our customers and suppliers. We believe our record performance in 2022 demonstrated the resiliency of our business model during a year that included significant volatility and varying trends in metals pricing, but fundamentally strong demand in most of our end markets.

Key results in 2022:

●	Record net sales of $17.03 billion in 2022, up from $14.09 billion in 2021.

●	Record earnings per diluted share of $29.92 were up from $21.97 in 2021 and were nearly triple our pre-pandemic earnings per diluted share in 2019.

●	Record cash generated by our operations of $2.12 billion eclipsed our previous record of $1.30 billion in 2019.

●	Record stockholder returns of $847.4 million, comprised of $217.1 million of dividends and $630.3 million of share repurchases, increased from $500.5 million of such returns in 2021.

Our record net sales in 2022 were mainly the result of a record average selling price per ton sold of $3,073, up 18.5% from our previous record set last year, and a 1.8% increase in tons sold. However, unlike in 2021, during which metals pricing improved throughout the year, our average selling price per ton sold reached a quarterly record of $3,240 in the second quarter of 2022 and declined for the remainder of the year. We experienced healthy demand across a majority of our end markets, however our same-store tons sold decreased slightly from 2021. We believe that the continued, though diminishing, supply chain disruptions on our customers continue to constrain economic activity and negatively impact our tons sold.

Our record profitability in 2022 was the result of our ability to maintain a strong gross profit margin and exercise effective expense control in an environment of elevated metals pricing and healthy demand.

We believe our success in generating strong gross profit margins during periods of economic strength and weakness, and during increasing and declining metal pricing cycles is supported by our continued significant capital expenditure investments. See further discussion, below, under “Internal Growth Activities.”

In 2022, we generated over $2 billion of operating cash flow for the first time in our history as a result of record profitability and reduced working capital investment mainly as a result of the declining metals pricing trends in the second half of 2022. The strong cash flow generation enabled us to grow our business and provide additional returns to our stockholders. During 2022, we invested into our future growth with $341.8 million of capital expenditures and returned $847.4 million to our stockholders through record levels of cash dividends and share repurchases. We also increased our regular quarterly dividend rate by 14.3%, effective in the first quarter of 2023.

We believe our strong liquidity position that includes significant cash on hand, strong cash flow generation and $1.5 billion of availability under our revolving credit facility will support our continued disciplined use of capital as we maintain a flexible approach focused on growth, both organically and through acquisitions, and stockholder return activities.

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

Pricing for our products generally has a much more significant impact on our results of operations than customer demand levels. As discussed above, our record profitability in 2022 was primarily driven by record metals prices. Our revenues generally increase as a result of pricing increases as customer demand is not usually impacted by typical mill pricing increases. Our selling prices usually increase when the cost of the metals we purchase increase. We are typically able to pass higher prices on to our customers. If prices increase and we maintain the same gross profit percentage, we generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. Because changes in metals pricing do not require us to adjust our expense structure other than for profit-based incentive compensation, the impact on our results of operations from changes in pricing is typically much greater than the effect of volume changes. For more information, see Item 1A. “Risk Factors” under the caption “The costs that we pay for metals fluctuate due to a number of factors beyond our control, and such fluctuations could adversely affect our operating results, particularly if we cannot pass on higher metal prices to our customers.”

In addition, when volume or pricing increases, our working capital (primarily accounts receivable and inventories less accounts payable) requirements typically increase, resulting in lower levels of cash flow from operations, which may also require us to increase our outstanding debt and incur higher interest expense. Conversely, when customer demand falls, our operations typically generate increased cash flow as our working capital needs decrease.

Acquisitions

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of Merfish United, Inc., Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand for a combined transaction value of $440.3 million. Included in our net sales for the year ended December 31, 2022 were combined net sales of $863.0 million from our 2021 acquisitions.

Internal Growth Activities

We continued to maintain our focus on internal growth by building new facilities, expanding existing facilities, replacing leased facilities with those we own and adding to our processing capabilities, upgrading processing equipment, improving the safety and energy efficiency of our operations and enhancing the working environments of our employees. Our capital expenditure budgets have been at historically high levels in recent years. Our 2023 capital expenditure budget, is $500 million, the highest in our history.

We have made significant capital expenditure investments totaling over $1.7 billion over the past eight years. These significant investments have expanded our value-added processing capabilities that our managers in the field have successfully leveraged to increase the percentage of our orders with value-added processing, which has significantly contributed to increased gross profit margins in recent years. In 2022 and 2021, we performed value-added processing on about 50% of the orders we shipped, significantly higher than our historical range of 40% to 45%, with a gross profit margin of 30.8% in 2022 that was approximately 400 basis points higher than our historical gross profit margin range of 25% to 27% that existed prior to our undertaking of these significant capital expenditure investments.

We believe that our ability to make significant investments in processing equipment and facilities provides a competitive advantage for us, as we can provide our customers with a higher quality product and expand our services to them. We believe many metals service center company competitors do not have the ability to expand their processing services in response to their customer’ needs as quickly and at the same scale as Reliance.

Results of Operations

The following sets forth certain income statement data for each of the last three years ended December 31, 2022 (dollars are shown in millions and certain percentages may not calculate due to rounding):

	Year Ended December 31,
	2022		2021		2020
		% of		% of		% of
	$	Net Sales	$	Net Sales	$	Net Sales
Net sales	$17,025.0	100.0%	$14,093.3	100.0%	$8,811.9	100.0%
Cost of sales (exclusive of depreciation and amortization expense shown below)(1)	11,773.7	69.2	9,603.0	68.1	6,036.8	68.5
Gross profit(2)	5,251.3	30.8	4,490.3	31.9	2,775.1	31.5
Warehouse, delivery, selling, general and administrative expense ("SG&A")	2,504.2	14.7	2,306.5	16.4	1,874.0	21.3
Depreciation and amortization expense	240.2	1.4	230.2	1.6	227.3	2.6
Impairment of long-lived assets	—	—	4.7	-	108.0	1.2
Operating income	$2,506.9	14.7%	$1,948.9	13.8%	$565.8	6.4%
Net income attributable to Reliance	$1,840.1	10.8%	$1,413.0	10.0%	$369.1	4.2%
Diluted earnings per share attributable to Reliance stockholders	$29.92		$21.97		$5.66
(1)	Cost of sales included $8.1 million and $13.7 million of amortization of inventory step-up to fair value adjustments in 2022 and 2021, respectively, relating to our 2021 acquisitions. Cost of sales included $38.2 million of inventory provisions relating to the planned closure of certain energy-related operations in 2020.

(2)	Gross profit, calculated as net sales less cost of sales, and gross profit margin, calculated as gross profit divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. About half of our orders are basic distribution with no processing services performed. For the remainder of our sales orders, we perform “first-stage” processing, which is generally not labor intensive as we are simply cutting the metal to size. Because of this, the amount of related labor and overhead, including depreciation and amortization, is not significant and is excluded from cost of sales. Therefore, our cost of sales is substantially comprised of the cost of the material we sell. We use gross profit and gross profit margin as shown above as measures of operating performance. Gross profit and gross profit margin are important operating and financial measures as their fluctuations can have a significant impact on our earnings. Gross profit and gross profit margin, as presented, are not necessarily comparable with similarly titled measures for other companies.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales

	Year Ended December 31,		Dollar	Percentage
	2022	2021	Change	Change

	(dollars in millions)
Net sales	$17,025.0	$14,093.3	$2,931.7	20.8%
Net sales, same-store	$16,162.0	$13,922.2	$2,239.8	16.1%

	Year Ended December 31,		Tons	Percentage
	2022	2021	Change	Change

	(tons in thousands)
Tons sold	5,570.8	5,472.9	97.9	1.8%
Tons sold, same-store	5,404.5	5,438.1	(33.6)	(0.6)%

	Year Ended December 31,		Price	Percentage
	2022	2021	Change	Change
Average selling price per ton sold	$3,073	$2,594	$479	18.5%
Average selling price per ton sold, same-store	$3,001	$2,578	$423	16.4%

Our tons sold and average selling price per ton sold exclude our tons toll processed. Our average selling price per ton sold includes intercompany transactions that are eliminated from our consolidated net sales. Same-store amounts exclude the results of our 2021 acquisitions.

Our net sales and average selling price per ton sold in 2022 were the highest in our history, surpassing our previous records set in 2021. Our sales in 2022 were supported by ongoing healthy demand in most of the end markets we serve and elevated metals pricing. However, we believe our tons sold continue to be limited by supply chain disruptions on our customers that constrained economic activity.

Since we primarily purchase and sell our inventories in the spot market, our average selling prices generally fluctuate similarly as the changes in the costs of the various metals we purchase. Our average selling price per ton sold in 2022 was significantly higher than in 2021, mainly due to significant mill price increases for our major product categories in the first half of 2022 that offset declining metal prices in the second half of 2022.

The mix of products sold can also have an impact on our overall average selling price per ton sold. Year-over-year changes in selling prices of our major commodity products and related mix of gross sales dollars are presented below:

	Change in
	Average Selling
	Price Per	% of
	Ton Sold	Total Sales
Carbon steel	10.1%	54%
Stainless steel	28.8%	17%
Aluminum	22.3%	15%
Alloy	31.7%	4%

Cost of Sales and Gross Profit

	Year Ended December 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Cost of sales	$11,773.7	69.2%	$9,603.0	68.1%	$2,170.7	22.6%
Gross profit	$5,251.3	30.8%	$4,490.3	31.9%	$761.0	16.9%

We generated record gross profit in 2022 mainly as a result of a significant increase in our average selling price per ton sold that outpaced the increase in average cost per ton sold.

In addition, non-cash adjustments to our LIFO method inventory valuation reserve, which are included in cost of sales and, in effect, reflects cost of sales at current replacement costs, resulted in a credit, or an increase to gross profit, of $76.6 million in 2022 compared to a charge, or a decrease to gross profit, of $704.8 million in 2021. Our 2022 and 2021 gross profit was further reduced by $8.1 million and $13.7 million, respectively, of non-recurring amortization of inventory step-up to fair value adjustments related to our 2021 acquisitions. As of December 31, 2022, the LIFO method inventory valuation reserve on our balance sheet was $743.8 million.

Our gross profit margin in 2022 was strong and higher than pre-pandemic levels, but declined from our record level in 2021 mainly due to different product pricing trends during the respective periods. Our gross profit margin in 2021 benefited from rapid and significant increases in metals prices and limited metals supply throughout the year, while our gross profit margin in 2022 compressed as our average selling price per ton sold reached a peak in the second quarter of 2022 and declined throughout the remainder of the year.

See “Net Sales” above for further discussion on product pricing trends.

Expenses

	Year Ended December 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
SG&A expense	$2,504.2	14.7%	$2,306.5	16.4%	$197.7	8.6%
SG&A expense, same-store	$2,419.2	15.0%	$2,288.6	16.4%	$130.6	5.7%
Depreciation & amortization expense	$240.2	1.4%	$230.2	1.6%	$10.0	4.3%
Impairment of long-lived assets	$—	—%	$4.7	—%	$(4.7)	(100.0)%

Same-store amounts exclude the results of our 2021 acquisitions.

Our SG&A expense is made up largely of people-related compensation costs (approximately 60-65% historically), which change based on our headcount levels in response to demand levels and general inflation, and the level of incentive-based compensation that is primarily tied to first-in, first-out (“FIFO”) pretax income profitability at our operating locations and to a lesser extent our overall profitability for our executive officers and senior management.

The increase in our same-store SG&A expense in 2022 compared to 2021 was mainly due to higher variable expenses associated with inflationary impacts on wage rates, fuel, freight and packaging costs, partially offset by lower incentive-based compensation as our FIFO pretax income declined 9.0% in 2022 compared to 2021. See “Cost of Sales and Gross Profit” above for discussion of our LIFO method inventory valuation reserve.

Operating Income

	Year Ended December 31,
	2022		2021
		% of		% of	Dollar	Percentage
	$	Net Sales	$	Net Sales	Change	Change

	(dollars in millions)
Operating income	$2,506.9	14.7%	$1,948.9	13.8%	$558.0	28.6%

The increase in our operating income in 2022 compared to 2021 was mainly due to record gross profit driven by a record average selling price per ton sold and fundamentally strong demand that offset a decline in our gross profit margin and inflationary increases in certain SG&A expenses.

Our operating income margin for 2022 was a record and increased from 2021 mainly due to better operating leverage relating to the significant increase in our net sales as our operating expenses as a percentage of sales decreased approximately 200 basis points, despite a significant increase in our SG&A expense, that offset the 110 basis point decline in our gross profit margin.

See “Net Sales” above for discussion of trends in demand and product costs and “Expenses” for trends in our operating expenses.

Income Tax Rate

Our effective income tax rate in 2022 was 24.1%, compared to 24.7% in 2021. The decrease in our effective income tax rate was due to lower state income taxes as a result of changes in the allocation of our U.S. income to the states in which we operate and an increase in tax benefit realized from our stock-based compensation plans.

The difference between our effective income tax rate and the U.S. federal statutory rate of 21.0% was mainly due to state income taxes and higher foreign income tax rates partially offset by the effects of company-owned life insurance policies. See Note 11—“Income Taxes” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on the differences between our effective income tax rates and the U.S. federal statutory rate in 2022 and 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

See discussion in the “Results of Operations” and “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Condition

Operating Activities

We generated record net cash provided by operations of $2.12 billion in 2022, compared to $799.4 million in 2021. Our record operating cash flow in 2022 was mainly due to a $426.8 million, or 30.1%, increase in net income and reduced working capital investment when compared with 2021. During 2021, significant and rapid increases in metals pricing and limited metals availability required a significantly higher investment in working capital than in 2022 during which our working capital needs peaked during the second quarter and as metals prices and our tons sold declined for the remainder of the year, we reduced our working capital levels and, as consequence, generated significant operating cash flow. To manage our working capital, we focus on our days sales outstanding and on our inventory turnover rate as receivables and inventory are the two most significant elements of our working capital. Our average days sales outstanding rate was 39.9 days in 2022 compared to 38.9 days in 2021. Our inventory turnover rate (based on tons) during 2022 was 4.4 times (or 2.7 months on hand), a decrease from 4.8 times (or 2.5 months on hand) in 2021.

Income taxes paid were $692.4 million in 2022, a significant increase from $444.4 million in 2021, due to our significantly higher pretax income.

Investing Activities

Net cash used in investing activities of $348.5 million in 2022 compared to $652.3 million in 2021 was substantially comprised of reduced spending on acquisitions and lower proceeds from sales of property, plant and equipment partially offset by increased capital expenditures. In 2022, we had no acquisition spending compared to $439.3 million spent in 2021. Capital expenditures were $341.8 million in 2022 compared to $236.6 million in 2021. The majority of our capital expenditures in 2022 and 2021 were related to growth initiatives.

Financing Activities

Net cash used in financing activities was $892.6 million in 2022 compared to $528.9 million in 2021, mainly due to increased share repurchases. In 2022, we spent $630.3 million to repurchase shares of our common stock compared to $323.5 million in 2021. Our other stockholder return activities in 2022 included an increase in our quarterly dividend rate with total cash dividends and dividend equivalents of $217.1 million compared to $177.0 million in 2021.

We have paid regular quarterly dividends to our stockholders for 63 consecutive years and increased the quarterly dividend on our common stock 30 times since our IPO in 1994, with the most recent increase of 14.3% from $0.875 per share to $1.00 per share effective in the first quarter of 2023. We have never reduced or suspended our regular quarterly dividend.

Share Repurchases

See Note 14—“Equity” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information on our share repurchases.

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the remaining repurchase authorization to $1.0 billion. As of December 31, 2022, we had remaining authorization under the plan to repurchase $680.7 million of our common shares. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time.

During the last 5 years, we have repurchased approximately 16 million shares at an average cost of $114.38 per share, for a total of $1.83 billion, resulting in a 22% reduction in our common shares issued and outstanding.

Purchase Obligations

The Company had $217.7 million of operating lease obligations as of December 31, 2022 for processing and distribution facilities, equipment, trucks and trailers, ground leases and other leased spaces, such as depots, sales offices, storage and data centers. Our expected payments over the next 12 months under these operating leases are $59.1 million. See Note 10—“Leases” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information regarding the maturities of our operating lease obligations.

The Company has obligations pursuant to pension and postretirement benefit plans. A total of $17.1 million of net liabilities was recognized on the balance sheet at December 31, 2022 and the Company expects to make plan contributions and benefit payments totaling $0.8 million over the next 12 months. See Note 13—“Employee Benefits” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for information regarding our expected payments under these plans.

Our capital expenditures have been at elevated levels in recent years and our 2023 capital expenditure budget is a record $500 million. As of December 31, 2022, we had entered into contracts related to capital expenditures in the amount of $133.2 million which is all expected to be paid over the next 12 months. Our actual capital expenditure spending over the next 12 months is ultimately dependent on market conditions, lead times and availability of property, plant and equipment when the capital project is initiated.

We primarily purchase and sell in the spot market and consequently our purchase orders are based on our current needs and are typically fulfilled by our vendors within short time periods (lead times). In addition, some of our purchase orders represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of goods specifying minimum quantities and set prices that exceed our expected requirements for three months. The total amount of commitments under long-term inventory purchase agreements is estimated at approximately $320.1 million, with amounts in 2023, 2024 and thereafter being $179.1 million, $44.9 million and $96.1 million, respectively.

We have other contractual commitments under long-term agreements, generally for services, totaling $39.3 million at December 31, 2022, with amounts in 2023, 2024 and thereafter being $22.3 million, $12.2 million and $4.8 million, respectively.

Debt

We have a $1.5 billion unsecured revolving credit facility with no outstanding borrowings at December 31, 2022 under our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). We also had an aggregate of $1.65 billion principal amount of senior unsecured note obligations with various maturities through 2036 issued under indentures as of December 31, 2022.

In January 2023, we redeemed the $500.0 million aggregate outstanding principal amount of our 4.50% senior notes due 2023 in full. We funded this redemption using cash on hand. See Note 9—“Debt” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data" for further information on our amended credit agreement, debt obligations and indentures governing our debt securities.

Liquidity and Capital Resources

We believe our primary sources of liquidity, including funds generated from operations, cash and cash equivalents and our $1.5 billion revolving credit facility, will be sufficient to satisfy our cash requirements and stockholder return activities over the next 12 months and beyond. As of December 31, 2022, we had $1.2 billion in cash and cash equivalents and our net debt-to-total capital ratio (net debt-to-total capital is calculated as carrying amount of debt, net of cash, divided by total Reliance stockholders’ equity plus carrying amount of debt, net of cash) was 6.3%, down from 18.1% as of December 31, 2021.

As of December 31, 2022, we had $908.5 million of debt obligations coming due before our $1.5 billion revolving credit facility expires on September 3, 2025; $500.0 million of these debt obligations were redeemed in January 2023.

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

Covenants

The Credit Agreement and indentures governing our debt securities include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. Our interest coverage ratio for the twelve-month period ended December 31, 2022 was 41.2 times compared to the debt covenant minimum requirement of 3.0 times (interest coverage ratio is calculated as earnings before interest and taxes (“EBIT”), as defined in the Credit Agreement, divided by interest expense). Our leverage ratio as of December 31, 2022, calculated in accordance with the terms of the Credit Agreement, was 17.3% compared to the debt covenant maximum amount of 60% (leverage ratio is calculated as total debt, inclusive of finance lease obligations and outstanding letters of credit, minus the lesser of cash held by our domestic subsidiaries and $200.0 million, divided by Reliance stockholders’ equity plus total debt).

We were in compliance with all financial maintenance covenants in our Credit Agreement at December 31, 2022.

Goodwill and Other Intangible Assets

We have one operating segment and also one reporting unit for goodwill impairment purposes. There have been no changes in our reportable segments; we have one reportable segment – metals service centers.

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.11 billion at December 31, 2022, or approximately 20% of total assets and 30% of total equity. Additionally, other intangible assets, net amounted to $1.02 billion at December 31, 2022, or approximately 10% of total assets and 14% of total equity. Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests and further evaluation when certain events occur. Other intangible assets with finite useful lives are amortized over their useful lives. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Refer to Critical Accounting Estimates for further information regarding our 2021 and 2020 impairment charges and discussion regarding judgments involved in testing for recoverability of our goodwill and other intangible assets.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. The qualitative factors we review include a decline in our stock price and market capitalization, a decline in the market conditions of our products and viability of end markets, and developments in our business and the overall economy. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets, including calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. We perform the required annual goodwill and indefinite-lived intangible asset impairment test as of November 1 of each year. No impairment of goodwill was determined to exist in 2022, 2021 or 2020. We recorded impairment losses on our intangible assets with indefinite lives in the amounts of $4.7 million and $67.8 million in 2021 and 2020, respectively. No impairment of intangible assets with indefinite lives was recognized in 2022. See

Note 19—“Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

Long-Lived Assets

We periodically review the recoverability of our other long-lived assets, primarily property, plant and equipment and intangible assets subject to amortization. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. An impairment loss may be recognized if the estimated undiscounted cash flows are less than the carrying amount of the assets. We must make assumptions regarding estimated future cash flows and other factors to estimate the fair value of the respective assets to determine the amount of the impairment loss. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. In 2020, we recorded impairment charges on intangible assets subject to amortization and property, plant and equipment of $30.7 million and $9.3 million, respectively. There were no impairments of long-lived assets recognized in 2022 and 2021. See Note 19—"Impairment and Restructuring Charges” to our consolidated financial statements in Part II, Item 8 "Financial Statements and Supplementary Data” for further information on our impairment charges.

Impairment tests inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Additionally, considerable declines in the market conditions for our products from current levels as well as in the price of our common stock could also significantly impact our impairment analyses. An impairment charge, if incurred, could be material.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including changes in general economic conditions, domestic and foreign competition, foreign currency exchange rates, and metals pricing, demand and availability.

Commodity price risk

Metals prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, raw material availability, metals consumption, import levels into the U.S., global economic factors and foreign currency exchange rates. We do not currently use financial derivatives to hedge our exposure to metal price volatility. Decreases in metal prices could adversely affect our revenues, gross profit and net income. We primarily purchase and sell in the spot market and consequently are generally able to react quickly to changes in metals pricing. This strategy also limits our exposure to commodity prices to our inventories on hand. In an environment of increasing material costs our pricing usually increases as we try to maintain the same gross profit percentage and typically generate higher levels of gross profit and pretax income dollars for the same operational efforts. Conversely, if pricing declines, we will typically generate lower levels of gross profit and pretax income dollars. In periods where demand deteriorates rapidly and metal prices are declining significantly in a compressed period of time, a portion of our inventory on hand may be at higher costs than our selling prices, causing a significant adverse effect on our gross profit and pretax income margins. However, when prices stabilize and our inventories on hand reflect more current prices, our gross profit margins tend to return to more normalized levels.

Foreign exchange rate risk

Because sales to international customers (based on the shipping destination) were approximately 8% of our consolidated 2022 net sales, we are exposed to foreign currency exchange gains and losses. The currency effects of translating the financial statements of our foreign subsidiaries, which operate in local currency environments, are included in accumulated other comprehensive loss and do not impact earnings unless there is a liquidation or sale of those foreign subsidiaries. We do not currently hedge our net investments in foreign subsidiaries due to the long-term nature of those investments.

Total foreign currency transaction losses included in our 2022, 2021, and 2020 earnings were $6.2 million, $4.0 million and $2.3 million, respectively.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate long-term debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and we do not currently anticipate repayment of our fixed-rate long-term debt prior to scheduled maturities other than our redemption of $500.0 million of senior notes in January 2023.

Market risk related to our variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates. As of December 31, 2022, we had an insignificant amount of variable interest rate debt outstanding. However, as of December 31, 2022, we had approximately $1.5 billion available for borrowing on our revolving credit facility at variable interest rates. Consequently, any future borrowings on our revolving credit facility will increase market risk resulting from potential interest rate volatility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliance Steel & Aluminum Co. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Recoverability of Long-Lived Assets and Indefinite-Lived Intangible Assets

As discussed in Notes 1 and 7 to the consolidated financial statements, property and equipment, net and intangible assets, net as of December 31, 2022 were $1,974.6 million and $1,019.6 million, respectively. The Company reviews the recoverability of property and equipment, net and amortizable intangible assets (long-lived assets) whenever significant events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (asset groups). The Company tests the recoverability of indefinite-lived intangible assets annually or whenever significant events or changes in circumstances occur based on an analysis of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value.

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

Los Angeles, California

February 28, 2023

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares which are reflected in thousands and par value)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,173.4	$300.5
Accounts receivable, less allowance for credit losses of $26.1 at December 31, 2022 and $26.7 at December 31, 2021	1,565.7	1,683.0
Inventories	1,995.3	2,065.0
Prepaid expenses and other current assets	115.6	111.6
Income taxes receivable	36.6	—
Total current assets	4,886.6	4,160.1
Property, plant and equipment:
Land	262.7	260.1
Buildings	1,359.3	1,285.0
Machinery and equipment	2,446.9	2,241.4
Accumulated depreciation	(2,094.3)	(1,949.7)
Property, plant and equipment, net	1,974.6	1,836.8
Operating lease right-of-use assets	216.4	224.6
Goodwill	2,105.9	2,107.6
Intangible assets, net	1,019.6	1,077.7
Cash surrender value of life insurance policies, net	42.0	44.9
Other assets	84.8	84.3
Total assets	$10,329.9	$9,536.0

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$412.4	$453.9
Accrued expenses	118.8	148.2
Accrued compensation and retirement benefits	240.0	294.0
Accrued insurance costs	43.4	41.0
Current maturities of long-term debt and short-term borrowings	508.2	5.0
Current maturities of operating lease liabilities	52.5	58.6
Income taxes payable	—	64.3
Total current liabilities	1,375.3	1,065.0
Long-term debt	1,139.4	1,642.0
Operating lease liabilities	165.2	162.5
Long-term retirement benefits	26.1	37.8
Other long-term liabilities	51.4	50.2
Deferred income taxes	476.6	484.8
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value: 5,000 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value and 200,000 shares authorized
Issued and outstanding shares—58,787 at December 31, 2022 and 61,806 at December 31, 2021	0.1	0.1
Retained earnings	7,173.6	6,155.3
Accumulated other comprehensive loss	(86.3)	(68.9)
Total Reliance stockholders’ equity	7,087.4	6,086.5
Noncontrolling interests	8.5	7.2
Total equity	7,095.9	6,093.7
Total liabilities and equity	$10,329.9	$9,536.0

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$17,025.0	$14,093.3	$8,811.9

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	11,773.7	9,603.0	6,036.8
Warehouse, delivery, selling, general and administrative	2,504.2	2,306.5	1,874.0
Depreciation and amortization	240.2	230.2	227.3
Impairment of long-lived assets	—	4.7	108.0
	14,518.1	12,144.4	8,246.1

Operating income	2,506.9	1,948.9	565.8

Other expense:
Interest expense	62.3	62.7	62.9
Other expense, net	14.2	3.1	24.7
Income before income taxes	2,430.4	1,883.1	478.2
Income tax provision	586.2	465.7	105.8
Net income	1,844.2	1,417.4	372.4
Less: net income attributable to noncontrolling interests	4.1	4.4	3.3
Net income attributable to Reliance	$1,840.1	$1,413.0	$369.1

Earnings per share attributable to Reliance stockholders:
Basic	$30.39	$22.35	$5.74
Diluted	$29.92	$21.97	$5.66

Shares used in computing earnings per share:
Basic	60,559	63,217	64,328
Diluted	61,495	64,327	65,263

Cash dividends per share	$3.50	$2.75	$2.50

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,844.2	$1,417.4	$372.4
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(28.8)	(2.5)	11.7
Pension and postretirement benefit adjustments, net of tax	11.4	11.5	15.5
Total other comprehensive (loss) income	(17.4)	9.0	27.2
Comprehensive income	1,826.8	1,426.4	399.6
Less: comprehensive income attributable to noncontrolling interests	4.1	4.4	3.3
Comprehensive income attributable to Reliance	$1,822.7	$1,422.0	$396.3

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Total equity, beginning balances	$6,093.7	$5,122.7	$5,214.1

Common stock and additional paid-in capital:
Beginning balances	0.1	0.1	122.2
Stock-based compensation	65.3	70.8	42.2
Common stock withheld related to net share settlements	(39.7)	(21.2)	(23.1)
Repurchase of common shares	(25.6)	(49.6)	(136.0)
Noncontrolling interest purchased	—	—	(5.5)
Stock options exercised	—	—	0.3
Ending balances	0.1	0.1	0.1

Retained earnings:
Beginning balances	6,155.3	5,193.2	5,189.5
Net income attributable to Reliance	1,840.1	1,413.0	369.1
Cash dividends and dividend equivalents	(217.1)	(177.0)	(164.1)
Repurchase of common shares	(604.7)	(273.9)	(201.3)
Ending balances	7,173.6	6,155.3	5,193.2

Accumulated other comprehensive loss:
Beginning balances	(68.9)	(77.9)	(105.1)
Other comprehensive (loss) income	(17.4)	9.0	27.2
Ending balances	(86.3)	(68.9)	(77.9)

Total Reliance stockholders' equity, ending balances	7,087.4	6,086.5	5,115.4

Noncontrolling interests:
Beginning balances	7.2	7.3	7.5
Comprehensive income	4.1	4.4	3.3
Noncontrolling interest purchased	—	—	(1.1)
Capital contribution	0.3	—	—
Dividends paid	(3.1)	(4.5)	(2.4)
Ending balances	8.5	7.2	7.3

Total equity, ending balances	$7,095.9	$6,093.7	$5,122.7

Cash dividends declared per common share	$3.50	$2.75	$2.50

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$1,844.2	$1,417.4	$372.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	240.2	230.2	227.3
Impairment of long-lived assets	—	4.7	108.0
Provision for credit losses	3.4	9.8	5.8
Deferred income tax benefit	(6.7)	(23.8)	(13.7)
Stock-based compensation expense	65.3	70.8	42.2
Net loss on life insurance policies and deferred compensation plan assets	22.4	5.0	4.6
Pension and postretirement benefit plan settlement expense	2.3	—	19.4
Other	2.5	(5.0)	6.7
Changes in operating assets and liabilities (excluding effect of businesses acquired):
Accounts receivable	105.7	(656.1)	136.8
Inventories	58.9	(505.9)	227.5
Prepaid expenses and other assets	17.4	26.2	79.4
Accounts payable and other liabilities	(237.0)	226.1	(43.4)
Net cash provided by operating activities	2,118.6	799.4	1,173.0

Investing activities:
Acquisitions, net of cash acquired	—	(439.3)	(6.9)
Purchases of property, plant and equipment	(341.8)	(236.6)	(172.0)
Proceeds from sales of property, plant and equipment	10.9	36.0	6.7
Other	(17.6)	(12.4)	(16.2)
Net cash used in investing activities	(348.5)	(652.3)	(188.4)

Financing activities:
Net short-term debt (repayments) borrowings	(2.2)	(0.8)	0.7
Proceeds from long-term debt borrowings	—	20.0	1,673.5
Principal payments on long-term debt	(0.3)	(20.7)	(1,615.4)
Debt issuance costs	—	—	(6.4)
Cash dividends and dividend equivalents	(217.1)	(177.0)	(164.1)
Share repurchases	(630.3)	(323.5)	(337.3)
Payments for taxes related to net share settlements	(39.7)	(21.2)	(23.1)
Noncontrolling interest purchased	—	—	(8.0)
Other	(3.0)	(5.7)	(2.9)
Net cash used in financing activities	(892.6)	(528.9)	(483.0)
Effect of exchange rate changes on cash and cash equivalents	(4.6)	(1.2)	7.6
Increase (decrease) in cash and cash equivalents	872.9	(383.0)	509.2
Cash and cash equivalents at beginning of year	300.5	683.5	174.3
Cash and cash equivalents at end of year	$1,173.4	$300.5	$683.5

Supplemental cash flow information:
Interest paid during the year	$59.7	$59.1	$52.6
Income taxes paid during the year, net	$692.4	$444.4	$87.5

See accompanying notes to consolidated financial statements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Reliance Steel & Aluminum Co. and its subsidiaries (collectively referred to as “Reliance”, “the Company”, “we”, “our” or “us”). Our consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The ownership interests in our consolidated subsidiaries held by others are reflected as noncontrolling interests. Our investments in unconsolidated subsidiaries are recorded under the equity method of accounting.

Business

As a global diversified metal solutions provider, we operate a network of approximately 315 locations in 40 states and in 12 foreign countries (Belgium, Canada, China, France, India, Malaysia, Mexico, Singapore, South Korea, Turkey, the United Arab Emirates and the United Kingdom) that provides value-added metals processing services and distributes a full line of more than 100,000 metal products.

Reclassification

The accompanying consolidated balance sheet as of December 31, 2021 includes a reclassification of $43.2 million of deferred compensation plan liabilities from Long-term retirement benefits to Other long-term liabilities to conform to the current presentation.

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

December 31, 2022

Concentrations of credit risk with respect to trade receivables are limited due to the geographically diverse customer base, with limited exposure to any single customer account, and various industries into which our products are sold. We do not consider ourselves to have any significant concentrations of credit risk.

Inventories

The majority of our inventory is valued using the last-in, first-out (“LIFO”) method, which is not in excess of market. Under this method, older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metal wholesaling industry as well as fluctuations in our product mix and on-hand inventory levels.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and current maturities of operating lease liabilities approximate carrying values due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to us or to other companies with comparable credit ratings, for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements, with the exception of our publicly traded senior unsecured notes with an aggregate face value of $1.65 billion as of December 31, 2022 and 2021. The aggregate fair value of these senior unsecured notes based on quoted market prices was $1.53 billion and $1.75 billion at December 31, 2022 and 2021, respectively, compared to their aggregate carrying value of $1.64 billion. The estimated fair values of our senior unsecured notes are based on Level 2 inputs, including benchmark yields, reported trades and broker/dealer quotes. Fair values of our other financial instruments, which include assets held within rabbi trusts, are comprised of assets that are generally based on quoted market prices for identical instruments that trade in active markets.

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

We test for impairment of goodwill and intangible assets deemed to have indefinite lives annually and, between annual tests, whenever significant events or changes occur based on an assessment of qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value. We have one operating segment and one reporting unit for goodwill impairment purposes. We calculate the fair value of the reporting unit using our market capitalization or the discounted cash flow method, as necessary, and compare the fair value to the carrying value of the reporting unit to determine if impairment exists. We perform our annual impairment evaluations of goodwill and other indefinite-lived intangible assets on November 1 of each year. No impairment of goodwill was determined to exist in any of the years presented. We recognized impairment losses of $4.7 million and $67.8 million related to our other intangible assets with indefinite lives in 2021 and 2020. No impairment losses were recognized related to our other intangible assets with indefinite lives in 2022. See Note 19—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

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

Intangible assets with finite useful lives are amortized over their useful lives. We periodically review the recoverability of our property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We didn’t recognize any impairment losses for long-lived assets in 2022 and 2021. We recognized $9.3 million of impairment losses for property, plant and equipment and $30.7 million for intangible assets subject to amortization in 2020. See Note 19—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

Leases

We determine if an arrangement is a lease at inception. Our lease agreements generally contain only lease components. Our lease payments are generally fixed with certain leases containing variable payments related to Consumer Price Index (“CPI”) annual adjustments.

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

Revenue Recognition

We recognize revenue when control of metal products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and value-added taxes collected from customers are excluded from our reported sales. There are no significant judgments or estimates made to determine the amount or timing of our reported revenues. The amount of transaction price associated with unperformed performance obligations is not significant as of December 31, 2022, 2021 and 2020.

Metal Sales

We have minimal long-term contract sales with our customers as we primarily transact in the spot market under fixed price sales orders. The majority of our metal product sales orders generally have only one performance obligation: sale of processed or unprocessed metal product. Control of the metal products we sell transfers to our customers upon delivery for orders with FOB destination terms or upon shipment for orders with FOB shipping point terms. Shipping and handling charges to our customers are included in net sales. We account for all shipping and handling of our products as fulfillment activities and not as a promised good or service. Costs incurred in connection with the shipping and handling of our products are typically included in operating expenses whether we use a third-party carrier or our own trucks. In 2022, 2021 and 2020, shipping and handling costs included in

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Warehouse, delivery, selling, general and administrative (“SG&A”) expenses were $509.7 million, $424.6 million and $357.4 million, respectively. Shipment and delivery of our orders generally occur on the same day due to the close proximity of our customers and our metals service center locations.

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

Stock-Based Compensation

All of our stock-based compensation plans are considered equity plans. The fair value of stock awards and restricted stock units is determined based on the fair value of our common stock on the grant date. The fair value of stock awards and restricted stock units is expensed on a straight-line basis over their respective vesting periods, net of forfeitures when they occur. Stock-based compensation expense was $65.3 million, $70.8 million and $42.2 million in 2022, 2021 and 2020, respectively, and is included in the SG&A caption of our consolidated statements of income.

Environmental Remediation Costs

We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from insurance policies and other parties are recorded as assets when their receipt is deemed probable. We are not aware of any environmental remediation obligations that would materially affect our operations, financial position or cash flows. See Note 16—“Commitments and Contingencies” for further discussion of our environmental remediation matters.

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

December 31, 2022

whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

We perform a comprehensive review of our uncertain tax positions on a quarterly basis. Tax benefits are recognized when it is more likely than not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is measured as the largest amount of benefit that is more than 50% likely to be realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

Foreign Currencies

The currency effects of translating into U.S. dollars the financial statements of our foreign subsidiaries, which typically use the local currency of the countries in which they are located, are included in other comprehensive (loss) income. Gains and losses resulting from foreign currency transactions are included in the results of operations in the Other expense, net caption and amounted to $6.2 million, $4.0 million and $2.3 million of losses in 2022, 2021 and 2020, respectively.

Impact of Recently Issued Accounting Standards—Adopted

Reference Rate Reform—In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting changes that provided optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) for deposits of U.S. dollars or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB deferred the sunset date to apply these accounting changes prospectively through December 31, 2024. In January 2023, we utilized the optional expedients and exceptions provided in these accounting changes to the amendment of our credit agreement that included a change to the reference rate from LIBOR to the Secured Overnight Finance Rate (“SOFR”). See Note 9—“Debt” for further discussion of the amendment to our credit agreement. The transition from LIBOR to SOFR did not have a material impact on our consolidated financial statements.

Note 2. Acquisitions

2021 Acquisitions

In the fourth quarter of 2021, we acquired each of Merfish United, Inc., Admiral Metals Servicenter Company, Incorporated, Nu-Tech Precision Metals Inc. and Rotax Metals Inc. with cash on hand. Included in our net sales for the year ended December 31, 2022 were combined net sales of $863.0 million from our 2021 acquisitions.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

The allocation of the total purchase price for our 2021 acquisitions to the fair values of the assets acquired and liabilities assumed was as follows:

(in millions)
Cash	$1.0
Accounts receivable	107.2
Inventories	134.4
Property, plant and equipment	33.6
Operating lease right-of-use assets	29.8
Goodwill	177.3
Intangible assets subject to amortization	116.3
Intangible assets not subject to amortization	51.2
Other current and long-term assets	4.0
Total assets acquired	654.8
Deferred taxes	48.6
Operating lease liabilities	24.6
Other current and long-term liabilities	141.3
Total liabilities assumed	214.5
Net assets acquired	$440.3

Summary purchase price allocation information for all acquisitions

All of the acquisitions discussed in this note have been accounted for under the acquisition method of accounting and, accordingly, each purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of each acquisition. The accompanying consolidated statements of income include the revenues and expenses of each acquisition since its respective acquisition date. The consolidated balance sheets reflect the allocations of each acquisition’s purchase price as of December 31, 2022 or 2021, as applicable. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date.

As part of the purchase price allocations for the 2021 acquisitions, we allocated $51.2 million to the trade names acquired. We determined that all of the trade names acquired in connection with these acquisitions had indefinite lives since their economic lives are expected to approximate the life of each company acquired. We recorded other identifiable intangible assets related to customer relationships for the 2021 acquisitions of $92.3 million with weighted average lives of 10.0 years, and an identifiable other intangible asset related to production backlog of $23.8 million with an average life of 7.9 years. The goodwill arising from our 2021 acquisitions consists largely of expected strategic benefits, including enhanced financial and operational scale, as well as expansion of acquired product and processing know-how across our enterprise. Goodwill of $106.4 million from our 2021 acquisitions is deductible for tax purposes. Total goodwill deductible for tax purposes was $854.5 million as of December 31, 2022.

Unaudited Pro forma financial information for all acquisitions

The following unaudited pro forma summary financial results present the consolidated results of operations as if our 2021 acquisitions had occurred as of January 1, 2020, after the effect of certain adjustments, including non-recurring acquisition-related costs, amortization of inventory step-up to fair value adjustments included in cost of sales, depreciation and amortization of certain identifiable property, plant and equipment and intangible assets, and lease cost fair value adjustments. The pro forma summary financial results for the year ended December 31, 2021 excluded $7.7 million of acquisition-related costs.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the 2021 acquisitions been made as of January 1, 2020, or of any potential results which may occur in the future.

	Year Ended December 31,
	2021	2020

	(in millions, except per share amounts)
Pro forma:
Net sales	$14,820.5	$9,345.4
Net income attributable to Reliance	$1,518.0	$356.6
Earnings per share attributable to Reliance stockholders:
Basic	$24.01	$5.54
Diluted	$23.60	$5.46

The pro forma amounts presented for the year ended December 31, 2020 include $21.8 million of non-recurring amortization of inventory step-up to fair value adjustments, $7.8 million of non-recurring excess renumeration paid to former owners and employees, and $7.7 million of non-recurring acquisition-related costs. As adjusted for these non-recurring items, pro forma net income attributable to Reliance was $384.6 million and pro forma diluted earnings per share were $5.89 for the year ended December 31, 2020.

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

On March 31, 2020, through our wholly owned subsidiary, Feralloy Corporation, we purchased the remaining 49% noncontrolling interest of Feralloy Processing Company, an Indiana partnership (“FPC”) and toll processor in Portage, Indiana. We have consolidated the financial results of FPC since August 1, 2008 when we acquired Feralloy Corporation as part of our acquisition of PNA Group, Inc. Consequently, the increase in our ownership from 51% to 100% was accounted for as an equity transaction. The $5.5 million decrease in total Reliance stockholders’ equity recognized from the transaction was comprised of $8.0 million of cash consideration paid for the noncontrolling interest less its carrying amount of $1.1 million and $1.4 million of direct tax effects resulting from the transaction.

Note 4. Inventories

Our inventories are primarily stated on the LIFO method, which is not in excess of market. We use the LIFO method of inventory valuation because it results in a better matching of costs and revenues. The cost of inventories stated on the first-in, first-out (“FIFO”) method is not in excess of net realizable value.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Inventories consisted of the following:

	December 31,	December 31,
	2022	2021

	(in millions)
LIFO inventories - cost on FIFO method	$2,257.9	$2,498.2
Cost on FIFO method higher than LIFO value	(743.8)	(820.4)
Inventories - stated on LIFO method	1,514.1	1,677.8
Inventories - stated on FIFO method	481.2	387.2
	$1,995.3	$2,065.0

The changes in the LIFO inventory valuation reserve were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
LIFO inventory valuation reserve (income) expense	$(76.6)	$704.8	$(22.0)

Cost decreases for the majority of our products were the primary cause of the 2022 and 2020 LIFO inventory valuation reserve adjustment being a credit, or income. Cost increases for the majority of our products were the primary cause of the 2021 LIFO inventory valuation reserve adjustment being a charge, or expense. There were insignificant liquidations of LIFO inventory quantities for all years presented.

Note 5. Revenues

The following table presents our sales disaggregated by product and service.

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Carbon steel	$9,487.7	$8,532.0	$4,647.4
Stainless steel	2,877.4	2,267.0	1,435.6
Aluminum	2,658.7	2,050.9	1,687.6
Alloy	741.0	547.5	436.5
Toll processing and logistics	554.2	470.7	387.5
Copper and brass	336.7	112.2	50.5
Other and eliminations	369.3	113.0	166.8
Total	$17,025.0	$14,093.3	$8,811.9

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Note 6. Goodwill

The changes in the carrying amount of goodwill are as follows:

(in millions)
Balance at January 1, 2021	$1,935.2
Acquisitions	172.0
Effect of foreign currency translation	0.4
Balance at December 31, 2021	2,107.6
Purchase price allocation adjustments	5.3
Effect of foreign currency translation	(7.0)
Balance at December 31, 2022	$2,105.9

We had no accumulated impairment losses related to goodwill at December 31, 2022 and 2021.

Note 7. Intangible Assets, net

Intangible assets, net, consisted of the following:

		December 31, 2022		December 31, 2021
	Weighted Average	Gross		Gross
	Amortizable	Carrying	Accumulated	Carrying	Accumulated
	Life in Years	Amount	Amortization	Amount	Amortization

		(in millions)
Intangible assets subject to amortization:
Customer lists/relationships	14.2	$713.6	$(479.3)	$713.0	$(435.1)
Backlog of orders	7.9	22.3	(3.1)	15.8	(0.2)
Other	9.1	9.9	(9.5)	9.9	(9.4)
		745.8	(491.9)	738.7	(444.7)
Intangible assets not subject to amortization:
Trade names		765.7	—	783.7	—
		$1,511.5	$(491.9)	$1,522.4	$(444.7)

Certain 2021 amounts have been reclassified for consistency with the current period presentation.

In 2022, we recorded purchase price adjustments relating to our 2021 acquisitions based on the finalization of intangible asset valuations that decreased trade name intangible assets by $16.9 million, increased the backlog of orders intangible asset by $8.0 million and increased customer lists/relationships intangible assets by $2.7 million. See Note 2—“Acquisitions” for further discussion of intangible assets recorded in the purchase price allocations for our 2021 acquisitions.

During 2021, we recognized impairment losses of $4.7 million on our trade name intangible assets and a total of $98.5 million of impairment losses in 2020, comprised of $67.8 million on our trade name intangible assets and $30.7 million on our customer relationship intangible assets. See Note 19—“Impairment and Restructuring Charges” for further discussion of our impairment losses.

Amortization expense for intangible assets amounted to $48.1 million, $38.7 million and $39.6 million in 2022, 2021 and 2020, respectively. Foreign currency translation losses were $4.0 million in 2022 compared to gains of $0.3 million in 2021.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

The following is a summary of estimated aggregate amortization expense for each of the next five years:

(in millions)
2023	$43.6
2024	40.1
2025	35.9
2026	26.4
2027	25.8

Note 8. Cash Surrender Value of Life Insurance Policies, net

The cash surrender value of all life insurance policies held by us, net of loans and related accrued interest, was $42.0 million and $44.9 million as of December 31, 2022 and 2021, respectively.

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

Annually, we borrow against the cash surrender value of policies to pay a portion of the premiums and accrued interest owed on loans against those policies. We borrowed $73.1 million, $68.0 million and $60.0 million, respectively, against the cash surrender value of certain policies, which was used to partially pay premiums and accrued interest owed of $93.0 million, $86.3 million and $76.8 million in 2022, 2021 and 2020, respectively. The interest rate on outstanding borrowings under the EMJ life insurance policies is fixed at 11.76% and the portion of the policy cash surrender value that the borrowings relate to earns interest and dividend income at 11.26%. The unborrowed portion of the policy cash surrender value earns income at a rate commensurate with certain risk-free U.S. Treasury bond yields but not less than 4.0%. All other life insurance policies earn investment income or incur losses based on the performance of the underlying investments held by the policies.

As of December 31, 2022 and 2021, loans and accrued interest outstanding on EMJ’s life insurance policies were $849.5 million and $789.1 million, respectively.

Income earned on our life insurance policies, cost of insurance charges and interest expense on borrowings against cash surrender values are included in the Other expense, net caption in the accompanying consolidated statements of income. See Note 15—“Other Expense (Income), net” for further information on the earnings and expenses of our life insurance policies.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Note 9. Debt

Debt consisted of the following:

	December 31,	December 31,
	2022	2021

	(in millions)
Unsecured revolving credit facility maturing September 3, 2025	$—	$—
Senior unsecured notes, interest payable semi-annually at 4.50%, effective rate of 4.63%, redeemed on January 15, 2023	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 1.30%, effective rate of 1.53%, maturing August 15, 2025	400.0	400.0
Senior unsecured notes, interest payable semi-annually at 2.15%, effective rate of 2.27%, maturing August 15, 2030	500.0	500.0
Senior unsecured notes, interest payable semi-annually at 6.85%, effective rate of 6.91%, maturing November 15, 2036	250.0	250.0
Other notes and revolving credit facilities	9.6	12.4
Total	1,659.6	1,662.4
Less: unamortized discount and debt issuance costs	(12.0)	(15.4)
Less: amounts due within one year and short-term borrowings	(508.2)	(5.0)
Total long-term debt	$1,139.4	$1,642.0

Unsecured Credit Facility

On September 3, 2020, we entered into a $1.5 billion unsecured five-year Amended and Restated Credit Agreement that amended and restated our then-existing $1.5 billion unsecured revolving credit facility. On January 12, 2023, the agreement was further amended to change the reference rate from LIBOR to SOFR (as amended, the “Credit Agreement”). Following the amendment, borrowings under the Credit Agreement were available at variable rates based on SOFR plus 1.10% or the bank prime rate and we currently pay a commitment fee at an annual rate of 0.175% on the unused portion of the revolving credit facility. The applicable margins over SOFR and base rate borrowings, along with commitment fees, are subject to adjustment every quarter based on our leverage ratio, as defined in the Credit Agreement. All borrowings under the Credit Agreement may be prepaid without penalty.

As of December 31, 2022 and 2021, we had no outstanding borrowings on the revolving credit facility. As of December 31, 2022 and 2021, we had $7.7 million and $8.9 million, respectively, of letters of credit outstanding under the revolving credit facility.

Senior Unsecured Notes

On January 15, 2023, we redeemed the $500.0 million aggregate outstanding principal amount of our 4.50% senior notes due 2023 in full. We funded this redemption using cash on hand.

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Other Notes, Revolving Credit and Letters of Credit/Letters of Guarantee Facilities

A revolving credit facility with a credit limit of $7.8 million is in place for an operation in Asia with an outstanding balance of $2.2 million and $4.7 million as of December 31, 2022 and 2021, respectively.

Various industrial revenue bonds had combined outstanding balances of $7.4 million and $7.7 million as of December 31, 2022 and 2021, respectively, and have maturities through 2027.

A standby letters of credit/letters of guarantee agreement with one of the lenders under our Credit Agreement provides letters of credit and/or letters of guarantee in an amount not to exceed $50.0 million in the aggregate. As of December 31, 2022, a total of $18.7 million of letters of credit/guarantee were outstanding under this facility.

Covenants

The Credit Agreement and the Indentures include customary representations, warranties, covenants and events of default provisions. The covenants under the Credit Agreement include, among other things, two financial maintenance covenants that require us to comply with a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with all financial covenants in our Credit Agreement at December 31, 2022.

Debt Maturities

The following is a summary of aggregate maturities of long-term debt for each of the next five years and thereafter:

(in millions)
2023	$508.2
2024	0.3
2025	400.3
2026	0.4
2027	0.4
Thereafter	750.0
$1,659.6

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

The following is a summary of our lease cost:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Operating lease cost	$91.4	$82.2	$82.1

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Our operating lease costs include payments to various related parties that are not executive officers of the Company, in the amounts of $0.2 million, $1.9 million and $1.9 million in 2022, 2021 and 2020, respectively. These related party leases are for buildings leased to certain of the companies we have acquired and expire through 2023.

Supplemental cash flow and balance sheet information is presented below:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Supplemental cash flow information:
Cash payments for operating leases	$86.9	$81.7	$81.7
Right-of-use assets obtained in exchange for operating lease obligations	$52.4	$46.8	$58.8

		December 31,	December 31,
		2022	2021
Other lease information:
Weighted average remaining lease term—operating leases		6.6 years	5.8 years
Weighted average discount rate—operating leases		3.8%	3.3%

Maturities of operating lease liabilities as of December 31, 2022 are as follows:

(in millions)
2023	$59.1
2024	48.9
2025	36.3
2026	24.8
2027	17.5
Thereafter	64.8
Total operating lease payments	251.4
Less: imputed interest	(33.7)
Total operating lease liabilities	$217.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Note 11. Income Taxes

Reliance and its subsidiaries file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2019 and state and local tax examinations before 2018. Significant components of the provision for income taxes attributable to continuing operations were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Current:
Federal	$418.9	$362.9	$77.6
State	112.9	98.0	24.9
Foreign	61.1	28.6	17.0
	592.9	489.5	119.5
Deferred:
Federal	(3.7)	(20.2)	(7.1)
State	(2.0)	(4.0)	0.3
Foreign	(1.0)	0.4	(6.9)
	(6.7)	(23.8)	(13.7)
	$586.2	$465.7	$105.8

Components of U.S. and international income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
U.S.	$2,199.2	$1,778.5	$465.9
International	231.2	104.6	12.3
Income before income taxes	$2,430.4	$1,883.1	$478.2

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax effect	3.5	3.8	3.6
Foreign earnings taxed at higher rates	0.5	0.4	1.0
Net effect of life insurance policies	(0.6)	(0.8)	(2.9)
Net effect of changes in unrecognized tax benefits	—	0.1	(0.3)
Stock-based compensation	—	0.3	0.8
Other, net	(0.3)	(0.1)	(1.1)
Effective tax rate	24.1%	24.7%	22.1%

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021

	(in millions)
Deferred tax assets:
Allowance for doubtful accounts	$6.6	$6.6
Inventory costs capitalized for tax purposes	12.0	12.9
LIFO inventories	0.7	—
Accrued expenses not currently deductible for tax	29.2	36.9
Stock-based compensation	11.1	10.1
Net operating loss carryforwards	3.2	3.9
Tax credits carryforwards	0.7	0.9
Total deferred tax assets	63.5	71.3
Deferred tax liabilities:
Property, plant and equipment, net	(196.8)	(183.1)
Goodwill and other intangible assets	(340.9)	(342.0)
LIFO inventories	—	(25.0)
Other	(2.4)	(6.0)
Total deferred tax liabilities	(540.1)	(556.1)
Net deferred tax liabilities	$(476.6)	$(484.8)

As of December 31, 2022, we had $3.6 million of state and $0.4 million of acquired federal net operating loss carryforwards (“NOLs”), which are available to offset future income taxes. The state and federal NOLs expire in various years from 2023 through 2042, if not utilized. We believe that it is more likely than not that we will be able to realize these NOLs within their respective carryforward periods.

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

Unrecognized Tax Benefits

We are under audit by various state jurisdictions for years 2017 through 2019, but do not anticipate any material adjustments from these examinations. Reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Unrecognized tax benefits at January 1	$1.9	$1.0	$2.2
Increases in tax positions for prior years	0.8	—	—
Increases in tax positions for current year	—	1.0	—
Settlements	(0.8)	—	(1.1)
Lapse of statute of limitations	(0.5)	(0.1)	(0.1)
Unrecognized tax benefits at December 31	$1.4	$1.9	$1.0

As of December 31, 2022, $1.4 million of unrecognized tax benefits would impact the effective tax rate if recognized. Accrued interest and penalties, net of applicable tax effect, related to uncertain tax positions were $0.3 million and $0.7

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

million as of December 31, 2022 and 2021, respectively. Although the timing, settlement or closure of audits is not certain, we do not anticipate our unrecognized tax benefits will increase or decrease significantly over the next twelve months.

Note 12. Stock-Based Compensation Plans

We make annual grants of long-term equity incentive awards to officers and key employees under our Second Amended and Restated 2015 Incentive Award Plan in the forms of service-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that each have approximately 3-year vesting periods. We also grant the non-employee members of our Board of Directors fully vested stock awards under our Directors Equity Plan. At December 31, 2022, an aggregate of 1,690,229 shares were authorized for future grant under our various stock-based compensation plans. Awards that expire or are canceled without delivery of shares of our common stock and shares withheld related to net share settlements generally become available for issuance under the plans. As RSUs and PSUs vest, we issue new shares of Reliance common stock.

Stock Awards

In 2022, 2021 and 2020, we granted 6,136; 6,248; and 12,807 fully vested stock awards, respectively, to the non-employee members of the Board of Directors. The fair values of the stock awards granted in 2022, 2021 and 2020, were $182.41 per share, $166.39 per share and $91.30 per share, respectively, determined based on the closing price of our common stock on the respective grant dates.

Restricted Stock Units

In 2022, 2021 and 2020, we granted to key employees equity awards consisting of RSUs and PSUs in aggregate amounts of 305,249 units, 318,495 units and 540,547 units, respectively. Each RSU and PSU includes a service-based condition and consists of a right to receive shares of our common stock and dividend equivalent rights, subject to forfeiture, equal to the accrued cash or stock dividends where the record date for such dividends is after the grant date but before the award is settled. In 2022, 2021 and 2020, we granted 192,798, 191,139, and 330,144 RSUs, respectively, that provide the right to receive one share of our common stock and cliff vest at December 1, 2024, December 1, 2023 and December 1, 2022, respectively, if the recipient is an employee of the Company on those dates. Additionally, in 2022, 2021 and 2020, we granted 112,451, 127,356 and 210,403 PSUs, respectively, that included performance goals and the right to receive a maximum of two shares of our common stock and vest only upon the satisfaction of the service-based condition and certain performance targets for the three-year periods ending December 31, 2024, December 31, 2023 and December 31, 2022, respectively. The fair values of the 2022, 2021 and 2020 RSUs and PSUs granted were $187.31 per share, $141.41 per share and $82.81 per share, respectively, determined based on the closing price of our common stock on the respective grant dates.

In 2022, 2021 and 2020, we made payments of $39.7 million, $21.2 million and $23.1 million, respectively, to tax authorities on our employees’ behalf for shares withheld related to net share settlements.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

A summary of the status of our unvested RSUs and PSUs as of December 31, 2022 and changes during the year then ended is as follows:

		Weighted
		Average
	RSU and PSU	Grant Date
	Aggregate Units	Fair Value
Unvested at January 1, 2022	831,597	$105.12
Granted	305,249	187.31
Vested	(518,743)	84.82
Cancelled or forfeited	(36,091)	132.95
Unvested at December 31, 2022	582,012	$164.60

The fair values as of the respective vesting dates of RSUs and PSUs vested during 2022, 2021 and 2020 were $147.2 million, $126.0 million and $54.0 million, respectively. PSUs totaling 196,944 units that vested on December 31, 2022 were settled in February 2023 through the issuance of 393,888 equivalent shares of our common stock.

Unrecognized Compensation Cost and Tax Benefits

As of December 31, 2022, there was $73.9 million of total unrecognized compensation cost related to unvested RSUs and PSUs in an aggregate amount of 582,012 units that are expected to be settled through the issuance of 802,184 shares of our common stock. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

The tax benefit realized from our stock-based compensation plans in 2022, 2021 and 2020 was $8.0 million, $6.8 million and $6.1 million, respectively.

Note 13. Employee Benefits

Defined Contribution Plans

Effective in 1998, the Reliance Steel & Aluminum Co. Master 401(k) Plan (the “Master 401(k) Plan”) was established, which combined several of the various 401(k) and profit-sharing plans of the Company and its subsidiaries into one plan. Salaried and certain hourly employees of the Company and its participating subsidiaries are covered under the Master 401(k) Plan. Eligibility occurs after 30 days of service and the Company contribution vests at 25% per year. Our Other Defined Contribution Plans include the Precision Strip Retirement and Savings Plan and plans at certain foreign subsidiaries that have not merged their plans into the Master 401(k) Plan as of December 31, 2022.

We also sponsor the Reliance Steel & Aluminum Co. Employee Stock Ownership Plan, a tax-qualified noncontributory employee stock ownership plan, for certain salaried and hourly employees of the Company. The plan is closed to new enrollees and the Company is not currently making annual contributions to the plan.

Supplemental Executive Retirement Plans

Effective January 1996, we adopted the Supplemental Executive Retirement Plan (“Reliance SERP”), which is a nonqualified pension plan that provides postretirement pension benefits to certain key officers of the Company. The Reliance SERP is administered by the Compensation Committee of the Board. Benefits are based upon the employees’ earnings. We recognized settlement losses of $2.3 million and $6.7 million in the years ended December 31, 2022 and 2020, respectively, related to the payment of benefits under the Reliance SERP.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

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

Deferred Compensation Plan

In December 2008, the Reliance Deferred Compensation Plan (the “DCP”) was established for certain officers and key employees of the Company. Account balances from various compensation plans of subsidiaries were contributed and consolidated into this new deferred compensation plan. Plan participants may contribute a portion of their eligible compensation to the plan and Reliance currently makes contributions to the plan for certain participants.

During 2021, we established a rabbi trust to fund our obligations under the DCP. The rabbi trust is an irrevocable grantor trust to which we may contribute assets for the purpose of funding the DCP. Although we may not use the assets of the rabbi trust for any purpose other than meeting our obligations under the DCP, the assets of the rabbi trust remain subject to the claims of our creditors. The aggregate fair value of the marketable securities held by the rabbi trust as of December 31, 2022 and 2021 were $41.2 million and $40.9 million, respectively, and the amount of our obligations to the participants under the DCP on those dates were also $41.2 million and $40.9 million, respectively. The rabbi trust assets and our liability under the DCP are included in the Other long-term assets and Other long-term liabilities captions of our consolidated balance sheets. The Company expects to contribute $2.0 million to the plan during 2023.

Multiemployer Plans

Certain of our union employees participate in plans collectively bargained and maintained by multiple employers and a labor union. We do not recognize on our balance sheet any amounts relating to these plans. For 2022, 2021 and 2020 our contributions to these plans were $5.4 million, $4.8 million and $5.3 million, respectively. Some of the plans we participate in are in endangered, critical or critical and declining status and have adopted rehabilitation plans. If we were to withdraw our participation from these plans, we would be required to recognize a liability on our balance sheet and the amount could be significant.

Defined Benefit Plans

Our wholly owned subsidiary, EMJ, maintains a qualified defined benefit pension plan (the “Defined Benefit Plan”) for certain union employees. The plan generally provides benefits of stated amounts for each year of service or provides benefits based on the participant’s hourly wage rate and years of service. The plan permits the sponsor, at any time, to amend or terminate the plan. We also maintained frozen defined benefit plans (together with the Defined Benefit Plan, the “Defined Benefit Plans”), which were merged into a single plan that was terminated during 2020, which resulted in our recognition of a $12.7 million settlement loss.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

We use a December 31 measurement date for our plans. The following is a summary of the status of the funding of the SERPs and Defined Benefit Plan:

	SERPs		Defined Benefit Plan
	2022	2021	2022	2021

	(in millions)		(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$36.4	$37.5	$74.5	$76.3
Service cost	0.4	1.0	2.0	2.2
Interest cost	0.7	0.6	2.0	1.8
Actuarial gain(1)	(5.6)	(1.8)	(21.0)	(3.6)
Benefits paid	(0.8)	(0.9)	(2.5)	(2.2)
Plan settlement	(12.3)	—	—	—
Benefit obligation at end of year	$18.8	$36.4	$55.0	$74.5

Change in plan assets:
Fair value of plan assets at beginning of year	N/A	N/A	$70.9	$63.9
Actual return on plan assets	N/A	N/A	(11.7)	9.2
Benefits paid	N/A	N/A	(2.5)	(2.2)
Fair value of plan assets at end of year	N/A	N/A	$56.7	$70.9

Funded status:
Funded status of the plans	$(18.8)	$(36.4)	$1.7	$(3.6)

Items not yet recognized as component of net periodic pension expense:
Unrecognized net actuarial losses	$1.9	$10.5	$0.5	$5.6
Unamortized prior service cost	—	—	2.8	3.4
	$1.9	$10.5	$3.3	$9.0
(1)	Actuarial gains in 2022 and 2021 were primarily due to increases in the discount rate used to measure the obligations.

As of December 31, 2022 and 2021, the following amounts were recognized on the balance sheet:

	SERPs		Defined Benefit Plan
	2022	2021	2022	2021

	(in millions)		(in millions)
Amounts recognized in the statement of financial position:
Noncurrent assets	$—	$—	$1.7	$—
Current liabilities	(0.8)	(12.9)	—	—
Noncurrent liabilities	(18.0)	(23.5)	—	(3.6)
Accumulated other comprehensive loss	1.9	10.5	3.3	9.0
Net amount recognized	$(16.9)	$(25.9)	$5.0	$5.4

The accumulated benefit obligation for the SERPs was $17.1 million and $32.9 million as of December 31, 2022 and 2021, respectively.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

At December 31, 2022, the fair value of the Defined Benefit Plan assets of $56.7 million exceeded the accumulated benefit obligation of $55.0 million. At December 31, 2021, the accumulated benefit obligation of the Defined Benefit Plan of $74.5 million exceeded the fair value of plan assets of $70.9 million.

Details of net periodic benefit cost related to the SERPs and Defined Benefit Plans are presented below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020

	(in millions)			(in millions)
Service cost	$0.4	$1.0	$0.9	$2.0	$2.2	$2.1
Interest cost	0.7	0.6	1.0	2.0	1.8	2.6
Expected return on plan assets	—	—	—	(4.2)	(3.9)	(4.4)
Settlement losses	2.3	—	6.7	—	—	12.7
Prior service cost	—	—	—	0.5	0.6	0.6
Amortization of net loss	0.6	1.8	1.9	—	0.8	1.1
	$4.0	$3.4	$10.5	$0.3	$1.5	$14.7

Net periodic benefit cost related to the SERPs and the Defined Benefit Plans is presented in our consolidated statements of income, as summarized below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020

	(in millions)			(in millions)
Amounts recognized in the statement of income:
Warehouse, delivery, selling, general and administrative expense	$0.4	$1.0	$0.9	$2.0	$2.2	$2.1
Other expense (income), net	3.6	2.4	9.6	(1.7)	(0.7)	12.6
	$4.0	$3.4	$10.5	$0.3	$1.5	$14.7

Assumptions used to determine net periodic benefit cost are detailed below:

	SERPs			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Weighted average assumptions to determine net cost:
Discount rate	2.17%	1.64%	2.63%	2.70%	2.40%	2.85%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	6.00%	6.25%	6.25%
Rate of compensation increase	6.00%	6.00%	6.00%	N/A	N/A	N/A

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Assumptions used to determine the benefit obligation are detailed below:

	SERPs		Defined Benefit Plan
	December 31,		December 31,
	2022	2021	2022	2021
Weighted average assumptions to determine benefit obligations:
Discount rate	4.51%	2.16%	5.00%	2.70%
Expected long-term rate of return on plan assets	N/A	N/A	6.00%	6.25%
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Employer contributions of $0.8 million are expected during 2023 to the SERPs and none for the Defined Benefit Plan.

Plan Assets and Investment Policy

The weighted-average asset allocations of our Defined Benefit Plan by asset category were as follows:

	December 31,
	2022	2021
Plan assets:
Equity securities	58%	66%
Debt securities	38	32
Cash and cash equivalents	4	2
Total	100%	100%

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

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

The fair value measurements of the investments held by our Defined Benefit Plan fall within the following levels of the fair value hierarchy as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total

	(in millions)
December 31, 2022
Common stock(1)	$31.4	$—	$—	$31.4
U.S. government, state and agency	—	6.0	—	6.0
Corporate debt securities(2)	—	4.6	—	4.6
Mutual funds(3)	12.6	—	—	12.6
Interest bearing cash	2.1	—	—	2.1
Total investments at fair value	$46.1	$10.6	$—	$56.7

December 31, 2021
Common stock(1)	$39.0	$—	$—	$39.0
U.S. government, state and agency	—	5.1	—	5.1
Corporate debt securities(2)	—	4.9	—	4.9
Mutual funds(3)	20.6	—	—	20.6
Interest bearing cash	1.3	—	—	1.3
Total investments at fair value	$60.9	$10.0	$—	$70.9
(1)	Comprised primarily of securities of large domestic and foreign companies. Valued at the closing price reported on the active market on which the individual securities are traded on national exchanges.

(2)	Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing values on a combination of inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

(3)	Mutual funds held are registered with the United States Securities and Exchange Commission. These funds are required to publish their daily net asset value (NAV) and to transact at that price. The mutual funds held are deemed to be actively traded.

Summary Disclosures—SERPs and Defined Benefit Plan

The following is a summary of benefit payments under the SERPs and the Defined Benefit Plan, which reflect expected future employee service, as appropriate, expected to be paid in the periods indicated:

		Defined
	SERPs	Benefit Plan

	(in millions)
2023	$0.8	$2.6
2024	0.8	2.7
2025	0.8	2.9
2026	0.8	3.1
2027	1.2	3.2
2028-2032	20.7	18.0

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Contributions to Reliance Sponsored Retirement Plans

Our expense for Reliance-sponsored retirement plans was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Master 401(k) Plan	$28.1	$25.6	$21.2
Precision Strip Retirement and Savings Plan	9.2	8.0	5.2
Supplemental Executive Retirement Plans	4.0	3.4	10.5
Deferred Compensation Plan	2.0	2.5	(0.3)
Other Defined Contribution Plans	2.0	2.0	1.7
Defined Benefit Plans	0.3	1.5	14.7
	$45.6	$43.0	$53.0

Note 14. Equity

Common Stock

We have paid regular quarterly cash dividends on our common stock for 63 consecutive years. Our Board of Directors increased the quarterly dividend to $0.625 per share in February 2020 from $0.55 per share, to $0.6875 per share in February 2021, to $0.875 per share in February 2022, and to $1.00 per share in February 2023. The holders of Reliance common stock are entitled to one vote per share on each matter submitted to a vote of stockholders.

Shares Outstanding

Issued and outstanding common shares were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Issued and outstanding common shares, beginning balances	61,806	63,600	66,854
Issued to settle RSUs and PSUs, net of withheld shares	506	313	414
Issued for stock option exercises	—	—	6
Repurchased	(3,525)	(2,107)	(3,674)
Issued and outstanding common shares, ending balances	58,787	61,806	63,600

Share Repurchases

On July 26, 2022, our Board of Directors amended our share repurchase program to increase the remaining repurchase authorization to $1.0 billion. The share repurchase program does not obligate us to repurchase any specific number of shares, does not have a specific expiration date and may be suspended or discontinued at any time. Repurchased and subsequently retired shares are restored to the status of authorized but unissued shares. As of December 31, 2022, we had remaining authorization under the plan to repurchase $680.7 million of our common shares. We repurchase shares through open market purchases and transactions structured through investment banking institutions under plans relying on Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Our share repurchase activity for the past three years consisted of the following:

		Average Cost
	Shares	Per Share	Amount
	(in thousands)		(in millions)
2022	3,525	$178.81	$630.3
2021	2,107	$153.55	$323.5
2020	3,674	$91.80	$337.3

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss included the following:

		Pension and
	Foreign Currency	Postretirement Benefit	Accumulated Other
	Translation	Plan Adjustments,	Comprehensive
	Loss	Net of Tax	Loss
		(in millions)
Balance as of January 1, 2022	$(55.2)	$(13.7)	$(68.9)
Current-year change	(28.8)	11.4	(17.4)
Balance as of December 31, 2022	$(84.0)	$(2.3)	$(86.3)

Foreign currency translation adjustments have not been adjusted for income taxes. Pension and postretirement benefit plan adjustments are amortized over service periods and reflected in the amortization of net loss component of our net periodic benefit cost or are otherwise recognized as a loss as a result of plan settlements.

Pension and postretirement benefit adjustments are net of taxes of $1.3 million and $3.3 million as of December 31, 2022 and 2021, respectively. The income tax effects are released from accumulated other comprehensive loss and included in our income tax provision as obligations under our pension and postretirement plans are settled. In 2022, $0.3 million of income tax effects were released related to the partial settlement of the Reliance SERP. See Note 13—“Employee Benefits” for further information on our 2022 plan settlement.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Note 15. Other Expense (Income), net

Significant components of Other expense, net are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Investment income from life insurance policies	$(85.2)	$(84.6)	$(79.3)
Interest expense on life insurance policy loans	91.6	85.5	79.4
Life insurance policy cost of insurance	15.7	14.4	13.4
Income from life insurance policy redemptions	(6.6)	(6.2)	(4.6)
Foreign currency transaction losses	6.2	4.0	2.3
Net periodic benefit cost—settlement losses	2.3	—	19.4
Net periodic benefit cost—components other than service cost and settlement loss	(0.4)	1.7	2.8
Loss (income) on deferred compensation plan assets	6.9	(4.1)	(4.3)
Interest income	(9.3)	(1.1)	(0.9)
All other, net	(7.0)	(6.5)	(3.5)
	$14.2	$3.1	$24.7

Note 16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2022, we had commitments to purchase minimum quantities of certain metal products, which we entered into to secure material for corresponding long-term sales commitments we have entered into with our customers. The total amount of the minimum commitments based on current pricing is estimated at approximately $320.1 million, with amounts in 2023, 2024 and thereafter being $179.1 million, $44.9 million and $96.1 million, respectively.

Collective Bargaining Agreements

As of December 31, 2022, approximately 1,900, or 13%, of our total employees were covered by 61 collective bargaining agreements at 52 of our different locations, which expire at various times over the next five years. Approximately 500 of our employees are covered by 23 different collective bargaining agreements that will expire during 2023.

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

December 31, 2022

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

Risks and Uncertainties

We continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. In addition to COVID-19, the conflict between Russia and Ukraine and macroeconomic disruptions such as inflation and the potential for an economic recession or slowdown could also significantly impact the demand for our products and services, as well as those of our customers and suppliers, and our estimates and judgments may be subject to greater volatility than in the past. Refer to Part I, Item 1A “Risk Factors” for further discussion of risks that could adversely affect our estimates and judgments.

Note 17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020

	(in millions, except share amounts which are reflected in thousands and per share amounts)
Numerator:
Net income attributable to Reliance	$1,840.1	$1,413.0	$369.1
Denominator:
Weighted average shares outstanding	60,559	63,217	64,328
Dilutive effect of stock-based awards	936	1,110	935
Weighted average diluted shares outstanding	61,495	64,327	65,263

Earnings per share attributable to Reliance stockholders:
Basic	$30.39	$22.35	$5.74
Diluted	$29.92	$21.97	$5.66

The computations of earnings per share for 2022, 2021 and 2020 do not include 83,857, 116,206 and 183,508 weighted average shares, respectively, in respect of outstanding RSUs and PSUs, because their inclusion would have been anti-dilutive.

RELIANCE STEEL & ALUMINUM CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022

Note 18. Segment Information

We have one operating and reportable segment—metals service centers. Although a variety of products or services are sold at our various locations, in total, gross sales were comprised of the following in each of the three years ended December 31:

	2022	2021	2020
Carbon steel	54%	58%	51%
Stainless steel	17	16	16
Aluminum	15	14	19
Alloy	4	4	5
Toll processing and logistics	3	3	4
Copper and brass	2	1	1
Other	5	4	4
Total	100%	100%	100%

The following table summarizes consolidated financial information of our U.S. and foreign operations:

	United States	Foreign Countries	Total

	(in millions)
Year Ended December 31, 2022:
Net sales	$15,978.6	$1,046.4	$17,025.0
Long-lived assets	5,051.9	391.4	5,443.3
Year Ended December 31, 2021:
Net sales	13,371.7	721.6	14,093.3
Long-lived assets	4,971.2	404.7	5,375.9
Year Ended December 31, 2020:
Net sales	8,180.7	631.2	8,811.9
Long-lived assets	4,709.1	284.9	4,994.0

Note 19. Impairment and Restructuring Charges

Our impairment and restructuring charges consisted of the following:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Intangible assets, net	$—	$4.7	$98.5
Property, plant and equipment	—	—	9.3
Operating lease right-of-use assets	—	—	0.2
Total impairment charges	—	4.7	108.0
Restructuring––cost of sales	—	—	38.2
Restructuring––SG&A	1.4	0.1	11.6
Total impairment and restructuring charges	$1.4	$4.8	$157.8

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

December 31, 2022

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

RELIANCE STEEL & ALUMINUM CO.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions		Amounts
	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End of
	of Year	Expenses	Deductions(1)	Accounts	Year
Year Ended December 31, 2022:
Allowance for credit losses	$26.7	$3.4	$4.0	$—	$26.1
Year Ended December 31, 2021:
Allowance for credit losses	$19.0	$9.8	$2.8	$0.7	$26.7
Year Ended December 31, 2020:
Allowance for credit losses	$17.8	$5.8	$4.6	$—	$19.0
(1)	Uncollectible accounts written off.

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

Under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Reliance Steel & Aluminum Co.:

Opinion on Internal Control Over Financial Reporting

We have audited Reliance Steel & Aluminum Co. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

February 28, 2023

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information about our Code of Conduct, which applies to our executive officers and senior management, our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 17, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board of Directors will be in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Information regarding certain relationships and related transactions and director independence will be in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be in the Proxy Statement and is incorporated herein by reference.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
3.01	Registrant’s Restated Certificate of Incorporation.	8-K	3.1	6/1/2015
3.02	Registrant’s Amended and Restated Bylaws.	8-K	3.2	6/1/2015
3.03	First Amendment, dated February 16, 2016 to Registrant’s Amended and Restated Bylaws.	8-K	3.1	2/16/2016
4.01	Exchange Notes under the Indenture dated November 20, 2006 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	10.01	11/20/2006
4.02	Forms of the Notes and the Exchange Notes under the Indenture.	8-K	10.02	11/20/2006
4.03	Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/12/2013
4.04	First Supplemental Indenture dated April 12, 2013 by and among Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/12/2013
4.05	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	4.05	12/31/2019
4.06	Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	8/3/2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
4.07	First Supplemental Indenture, dated August 3, 2020, among Reliance Steel & Aluminum Co. and Wells Fargo Bank, National Association, as trustee (including forms of note for the 1.300% Senior Notes due 2025 and 2.150% Senior Notes due 2030).	8-K	4.2	8/3/2020
10.01†	Registrant’s Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2009).	10-K	10.15	12/31/2008
10.02†	Registrant’s Directors Equity Plan.	DEF 14A	Appendix A	4/1/2011
10.03†	Registrant’s Amended and Restated Deferred Compensation Plan effective January 1, 2013.	10-K	10.09	12/31/2012
10.04†	Registrant’s Amendment No. 1 to Amended and Restated Stock Option and Restricted Stock Plan.	8-K	4.1	5/15/2013
10.05†	Registrant’s Form of Indemnification Agreement for officers and directors.	8-K	10.1	2/16/2016
10.06†	Form of Restricted Stock Unit Award Agreement – ROA Performance.	10-Q	10.3	3/31/2016
10.07†	Form of Restricted Stock Unit Award Agreement – Service.	10-Q	10.4	3/31/2016
10.08†	Registrant’s Second Amended and Restated 2015 Incentive Award Plan.	8-K	10.1	5/22/2020
10.09†	Amendment No. 1 to Registrant’s Directors Equity Plan.	8-K	10.2	5/22/2020
10.10	Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and TD Bank, N.A., as Co-Documentation Agents, and the other lenders party thereto.	8-K	10.1	9/10/2020
10.11†	Registrant’s First Amendment to Deferred Compensation Plan effective December 22, 2020.	10-K	10.15	12/31/2020
10.12*

Amendment No.1 dated as of January 12, 2023 to Amended and Restated Credit Agreement dated as of September 3, 2020, among Reliance Steel & Aluminum Co., as Borrower, Bank of America N.A., as the Administrative Agent, and each of the lenders party thereto.

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
101*

The following financial information from Reliance Steel & Aluminum Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/ Period End Date
104*	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.
** Furnished herewith. † Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

RELIANCE STEEL & ALUMINUM CO.
By:	/s/ Arthur Ajemyan
Arthur Ajemyan
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

The officers and directors of Reliance Steel & Aluminum Co. whose signatures appear below hereby constitute and appoint Karla R. Lewis and Arthur Ajemyan, or any of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark V. Kaminski	Chairman of the Board; Director	February 28, 2023
Mark V. Kaminski

/s/ Karla R. Lewis	President and Chief Executive Officer (Principal Executive Officer); Director	February 28, 2023
Karla R. Lewis

/s/ Lisa L. Baldwin	Director	February 28, 2023
Lisa L. Baldwin

/s/ Karen W. Colonias	Director	February 28, 2023
Karen W. Colonias

/s/ Frank J. Dellaquila	Director	February 28, 2023
Frank J. Dellaquila

/s/ John G. Figueroa	Director	February 28, 2023
John G. Figueroa

/s/ James D. Hoffman	Director	February 28, 2023
James D. Hoffman

/s/ Robert A. McEvoy	Director	February 28, 2023
Robert A. McEvoy

/s/ David W. Seeger	Director	February 28, 2023
David W. Seeger

/s/ Douglas W. Stotlar	Director	February 28, 2023
Douglas W. Stotlar